Form 10-Q
period 2008-03-31
SLM CORP
filed 2008-05-09
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2008

Voting common stock, $.20 par value	466,839,845 shares

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also “Appendix A — FEDERAL FAMILY EDUCATION LOAN PROGRAM,” included in SLM Corporation’s (“the Company’s”) 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008, for a further discussion of the FFELP and The College Cost Reduction and Access Act of 2007.

2008 Asset-Backed Financing Facilities — New financing facilities closed in the first quarter of 2008 comprised of: (i) a $26.0 billion FFELP student loan asset-backed commercial paper (“ABCP”) conduit facility; (ii) a $5.9 billion Private Education Loan ABCP conduit facility (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The 2008 Asset-Backed Financing Facilities replaced the $30.0 billion Interim ABCP Facility (defined below) and $6.0 billion ABCP facility in the first quarter of 2008.

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

Constant Prepayment Rate (“CPR”) — A variable in life-of-loan estimates that measures the rate at which loans in the portfolio prepay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance.

“Core Earnings” — In accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company prepares financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating the Company’s GAAP-based financial information, management evaluates the Company’s business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” differs from GAAP. The Company refers to management’s basis of evaluating its segment results as “Core Earnings” presentations for each business segment and refers to these performance measures in its presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” performance measures in operating each business segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

“Core Earnings” performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by the Company’s chief operating decision makers. “Core Earnings” performance measures are used in developing the Company’s financial plans, tracking results, and establishing corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income. Accordingly, the Company’s “Core Earnings” presentation does not represent another comprehensive basis of accounting.

See Note 13, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s Annual Report on Form 10-K and quarterly reports on Form 10-Q, “Core Earnings” has been labeled as “‘Core’ net income” or “Managed net income” in certain instances.

Direct Loans — Student loans originated directly by ED under the William D. Ford Federal Direct Student Loan Program (“FDLP”).

ED — The U.S. Department of Education.

Embedded Fixed-Rate/Variable Rate Floor Income — Embedded Floor Income is Floor Income (see definition below) that is earned on off-balance sheet student loans that are in securitization trusts sponsored by the Company. At the time of the securitization, the value of Embedded Fixed-Rate Floor Income is included in the initial valuation of the Residual Interest (see definition below) and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

FFELP Consolidation Loans — Under the FFELP, borrowers with multiple eligible student loans may consolidate them into a single student loan with one lender at a fixed-rate for the life of the loan. The new loan is considered a FFELP Consolidation Loan. Typically a borrower may consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is fixed for the term of the loan and is set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, FFELP Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed-rate loan. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula (see definition below). In April 2008, the Company suspended its participation in the FFELP Consolidation Loan program.

FFELP Stafford and Other Student Loans — Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS and HEAL loans.

Fixed-Rate Floor Income — The Company refers to Floor Income (see definition below) associated with student loans with borrower rates that are fixed to term (primarily FFELP Consolidation Loans and Stafford Loans originated on or after July 1, 2006) as Fixed-Rate Floor Income.

Floor Income — FFELP loans generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on the SAP formula (see definition below). We generally finance our student loan portfolio with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. If interest rates decline to a level at which the borrower rate exceeds the SAP formula rate, we continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt continues to decline. In these interest rate environments, we refer to the additional spread we earn between the fixed borrower rate and the SAP formula rate as Floor Income. Depending on the type of student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, the Company may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, lenders are required to rebate Floor Income to ED for all FFELP loans disbursed on or after April 1, 2006.

The following example shows the mechanics of Floor Income for a typical fixed-rate FFELP Consolidation Loan (with a commercial paper-based SAP spread of 2.64 percent):

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

Graphic Depiction of Floor Income:

Floor Income Contracts — The Company enters into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that the Company expects to earn on a notional amount of underlying student loans being economically hedged, the Company will pay the counterparties the Floor Income earned on that notional amount over the life of the Floor Income Contract. Specifically, the Company agrees to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP (see definition below) spread and the average of the applicable interest rate index on that notional amount, regardless of the actual balance of underlying student loans, over the life of the contract. The contracts generally do not extend over the life of the underlying student loans. This contract effectively locks in the amount of Floor Income the Company will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and each quarter the Company must record the change in fair value of these contracts through income.

Front-End Borrower Benefits — Financial incentives offered to borrowers at origination. Front-End Borrower Benefits primarily represent the Company’s payment on behalf of borrowers for required FFELP fees, including the federal origination fee and federal default fee. The Company accounts for these Front-End Borrower Benefits as loan premiums amortized over the estimated life of the loans as an adjustment to the loan’s yield.

Gross Floor Income — Floor Income earned before payments on Floor Income Contracts.

Guarantors — State agencies or non-profit companies that guarantee (or insure) FFELP loans made by eligible lenders under The Higher Education Act of 1965 (“HEA”), as amended.

Interim ABCP Facility — An aggregate of $30 billion asset-backed commercial paper conduit facilities that the Company entered into on April 30, 2007 in connection with the Merger (defined below under “Merger Agreement”).

Lender Partners — Lender Partners are lenders who originate loans under forward purchase commitments under which the Company owns the loans from inception or, in most cases, acquires the loans soon after origination.

Managed Basis — The Company generally analyzes the performance of its student loan portfolio on a Managed Basis. The Company views both on-balance sheet student loans and off-balance sheet student loans owned by the securitization trusts as a single portfolio, and the related on-balance sheet financings are combined with off-balance sheet debt. When the term Managed is capitalized in this document, it is referring to Managed Basis.

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

Preferred Channel Originations — Preferred Channel Originations are comprised of: 1) loans that are originated by internally marketed Sallie Mae brands, and 2) student loans that are originated by Lender Partners (defined above).

Private Education Consolidation Loans — Borrowers with multiple Private Education Loans (defined below) may consolidate them into a single loan with the Company (Private Consolidation Loans®). The interest rate on the new loan is variable rate with the spread set at the lower of the average weighted spread of the underlying loans or a new spread as a result of favorable underwriting criteria.

Private Education Loans — Education loans to students or parents of students that are not guaranteed under the FFELP. Private Education Loans include loans for higher education (undergraduate and graduate degrees) and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Higher education loans have repayment terms similar to FFELP loans, whereby repayments begin after the borrower leaves school. The Company’s higher education Private Education Loans are not dischargeable in bankruptcy, except in certain limited circumstances. Repayment for alternative education generally begins immediately.

In the context of the Company’s Private Education Loan business, the Company uses the term “non-traditional loans” to describe education loans made to certain borrowers that have or are expected to have a high default rate as a result of a number of factors, including having a lower tier credit rating, low program completion and graduation rates or, where the borrower is expected to graduate, a low expected income relative to the borrower’s cost of attendance.

Repayment Borrower Benefits — Financial incentives offered to borrowers based on pre-determined qualifying factors, which are generally tied directly to making on-time monthly payments. The impact of Repayment Borrower Benefits is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits and the amount of the financial benefit offered to the borrower. The Company occasionally changes Repayment Borrower Benefits programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the Repayment Borrower Benefits discount when made.

Residual Interest — When the Company securitizes student loans, it retains the right to receive cash flows from the student loans sold to trusts that it sponsors in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The Residual Interest, which may also include reserve and other cash accounts, is the present value of these future expected cash flows, which includes the present value of Embedded Fixed-Rate Floor Income described above. The Company values the Residual Interest at the time of sale of the student loans to the trust and at the end of each subsequent quarter.

Retained Interest — The Retained Interest includes the Residual Interest (defined above) and servicing rights (as the Company retains the servicing responsibilities).

Risk Sharing — When a FFELP loan first disbursed on and after July 1, 2006 defaults, the federal government guarantees 97 percent of the principal balance plus accrued interest (98 percent on loans disbursed before July 1, 2006) and the holder of the loan is at risk for the remaining amount not guaranteed as a Risk Sharing loss on the loan. FFELP loans originated after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy. FFELP loans serviced by a servicer that has Exceptional Performer designation from ED were subject to one-percent Risk Sharing for claims filed on or after July 1, 2006 and before October 1, 2007. The CCRAA reduces default insurance to 95 percent of the unpaid principal and accrued interest for loans first disbursed on or after October 1, 2012.

Special Allowance Payment (“SAP”) — FFELP loans disbursed prior to April 1, 2006 (with the exception of certain PLUS and SLS loans discussed below) generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to the Company. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. The Company refers to the fixed spread to the underlying index as the SAP spread. For loans disbursed after April 1, 2006, FFELP loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) must be refunded to ED.

Variable rate PLUS Loans and SLS Loans earn SAP only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. For PLUS loans disbursed on or after January 1, 2000, this limitation on SAP was repealed effective April 1, 2006.

A schedule of SAP rates is set forth on page A-5 of the Company’s 2007 Annual Report on Form 10-K.

Title IV Programs and Title IV Loans — Student loan programs created under Title IV of the HEA and student loans originated under those programs, respectively.

Variable Rate Floor Income — For FFELP Stafford loans whose borrower interest rate resets annually on July 1, the Company may earn Floor Income or Embedded Floor Income (see definitions above) based on a calculation of the difference between the borrower rate and the then current interest rate. The Company refers to this as Variable Rate Floor Income because Floor Income is earned only through the next reset date.

Wholesale Consolidation Loans — During 2006, the Company implemented a loan acquisition strategy under which it began purchasing a significant amount of FFELP Consolidation Loans, primarily via the spot market, which augmented its in-house FFELP Consolidation Loan origination process. Wholesale Consolidation Loans are considered incremental volume to the Company’s core acquisition channels, which are focused on the retail marketplace with an emphasis on the Company’s brand strategy. In 2008, the Company ceased acquiring Wholesale Consolidation Loans.

SLM CORPORATION

FORM 10-Q
INDEX
March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $52,238 and $47,518, respectively)	$40,168,284	$35,726,062
FFELP Consolidation Loans (net of allowance for losses of $41,759 and $41,211, respectively)	73,867,639	73,609,187
Private Education Loans (net of allowance for losses of $938,409 and $885,931, respectively)	16,977,146	14,817,725
Other loans (net of allowance for losses of $44,575 and $43,558, respectively)	1,140,468	1,173,666
Investments
Available-for-sale	1,412,302	2,871,340
Other	84,176	93,040

Total investments	1,496,478	2,964,380
Cash and cash equivalents	3,822,028	7,582,031
Restricted cash and investments	4,170,934	4,600,106
Retained Interest in off-balance sheet securitized loans	2,874,481	3,044,038
Goodwill and acquired intangible assets, net	1,319,723	1,300,689
Other assets	13,335,811	10,747,107

Total assets	$159,172,992	$155,564,991

Liabilities
Short-term borrowings	$38,095,928	$35,947,407
Long-term borrowings	112,485,060	111,098,144
Other liabilities	3,377,229	3,284,545

Total liabilities	153,958,217	150,330,096

Commitments and contingencies

Minority interest in subsidiaries	6,608	11,360

Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Series C: 7.25% mandatory convertible preferred stock; 1,150 and 1,000 shares, respectively, issued at liquidation preference of $1,000 per share	1,150,000	1,000,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 533,678 and 532,493 shares issued, respectively	106,736	106,499
Additional paid-in capital	4,610,278	4,590,174
Accumulated other comprehensive income (loss) (net of tax of $(1,101) and $124,468, respectively)	(2,394)	236,364
Retained earnings	617,184	557,204

Stockholders’ equity before treasury stock	7,046,804	7,055,241
Common stock held in treasury: 66,301 and 65,951 shares, respectively	1,838,637	1,831,706

Total stockholders’ equity	5,208,167	5,223,535

Total liabilities and stockholders’ equity	$159,172,992	$155,564,991

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Interest income:
FFELP Stafford and Other Student Loans	$464,476	$450,762
FFELP Consolidation Loans	836,656	1,014,846
Private Education Loans	443,522	338,421
Other loans	23,344	27,973
Cash and investments	123,816	113,904

Total interest income	1,891,814	1,945,906
Total interest expense	1,615,445	1,532,090

Net interest income	276,369	413,816
Less: provisions for loan losses	137,311	150,330

Net interest income after provisions for loan losses	139,058	263,486

Other income:
Gains on student loan securitizations	—	367,300
Servicing and securitization revenue	107,642	251,938
Losses on loans and securities, net	(34,666)	(30,967)
Gains (losses) on derivative and hedging activities, net	(272,796)	(356,969)
Contingency fee revenue	85,306	87,322
Collections revenue	57,239	65,562
Guarantor servicing fees	34,653	39,241
Other	93,533	96,433

Total other income	70,911	519,860
Expenses:
Salaries and benefits	179,729	186,350
Other operating expenses	175,919	169,824
Restructuring expenses	20,678	—

Total expenses	376,326	356,174

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	(166,357)	427,172
Income tax expense (benefit)	(62,488)	310,014

Income (loss) before minority interest in net earnings of subsidiaries	(103,869)	117,158
Minority interest in net earnings of subsidiaries	(65)	1,005

Net income (loss)	(103,804)	116,153
Preferred stock dividends	29,025	9,093

Net income (loss) attributable to common stock	$(132,829)	$107,060

Basic earnings (loss) per common share	$(.28)	$.26

Average common shares outstanding	466,580	411,040

Diluted earnings (loss) per common share	$(.28)	$.26

Average common and common equivalent shares outstanding	466,580	418,449

Dividends per common share	$—	$.25

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042
Comprehensive income:
Net income									116,153		116,153
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(48,188)			(48,188)
Change in unrealized gains (losses) on derivatives, net of tax								483			483
Defined benefit pension plans adjustment								(522)			(522)

Comprehensive income											67,926
Cash dividends:
Common stock ($.25 per share)									(102,658)		(102,658)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.52 per share)									(6,058)		(6,058)
Issuance of common shares		1,473,681	35,123	1,508,804		295	47,420			1,574	49,289
Preferred stock issuance costs and related amortization							160		(160)		—
Tax benefit related to employee stock option and purchase plans							8,648				8,648
Stock-based compensation cost							16,895				16,895
Cumulative effect of accounting change									(5,761)		(5,761)
Repurchase of common shares:
Benefit plans			(188,919)	(188,919)						(8,666)	(8,666)

Balance at March 31, 2007	7,300,000	434,586,663	(22,649,966)	411,936,697	$565,000	$86,918	$2,638,334	$300,884	$1,833,359	$(1,047,713)	$4,376,782

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535
Comprehensive income:
Net income									(103,804)		(103,804)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(12,529)			(12,529)
Change in unrealized gains (losses) on derivatives, net of tax								(31,574)			(31,574)

Comprehensive income											(147,907)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.43 per share)									(5,386)		(5,386)
Preferred stock, series C ($15.10 per share)									(20,602)		(20,602)
Restricted stock dividend									(1,846)		(1,846)
Issuance of common shares		1,184,947		1,184,947		237	11,943				12,180
Issuance of preferred shares	150,000				150,000		(4,493)		(162)		145,345
Tax benefit related to employee stock option and purchase plans							(6,150)				(6,150)
Stock-based compensation cost							18,804				18,804
Cumulative effect of accounting change related to adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”								(194,655)	194,655		—
Repurchase of common shares:
Benefit plans			(349,807)	(349,807)						(6,931)	(6,931)

Balance at March 31, 2008	8,450,000	533,678,028	(66,301,201)	467,376,827	$1,715,000	$106,736	$4,610,278	$(2,394)	$617,184	$(1,838,637)	$5,208,167

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Operating activities
Net income (loss)	$(103,804)	$116,153
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	—	(367,300)
Losses on sales of loans and securities, net	34,666	30,967
Stock-based compensation cost	20,649	26,101
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	364,283	(80,240)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	—	412,206
Provisions for loan losses	137,311	150,330
Minority interest, net	(758)	(1,609)
Mortgage loans originated	(16,569)	(226,208)
Proceeds from sales of mortgage loans	19,800	250,156
Decrease (increase) in purchased paper — mortgage loans	29,070	(128,724)
(Increase) decrease in restricted cash-other	(182,304)	22,202
Decrease (increase) in accrued interest receivable	25,476	(350,454)
(Decrease) increase in accrued interest payable	(143,259)	107,183
Adjustment for non-cash (income)/loss related to Retained Interest	88,111	(67,836)
Decrease in other assets, goodwill and acquired intangible assets, net	13,406	99,433
(Decrease) increase in other liabilities	(63,415)	197,456

Total adjustments	326,467	73,663

Net cash provided by operating activities	222,663	189,816

Investing activities
Student loans acquired	(9,521,405)	(12,278,480)
Loans purchased from securitized trusts (primarily loan consolidations)	(276,831)	(1,347,297)
Reduction of student loans:
Installment payments	2,661,546	2,900,029
Proceeds from securitization of student loans treated as sales	—	1,976,599
Proceeds from sales of student loans	28,478	4,184
Other loans originated	(676,586)	(965,223)
Other loans repaid	692,954	897,602
Other investing activities, net	(38,930)	(58,236)
Purchases of available-for-sale securities	(34,649,820)	(15,448,651)
Proceeds from sales of available-for-sale securities	8	73,143
Proceeds from maturities of available-for-sale securities	36,121,393	15,567,592
Purchases of held-to-maturity and other securities	—	(540)
Proceeds from maturities of held-to-maturity securities and other securities	9,494	7,065
Decrease (increase) in restricted cash — on-balance sheet trusts	621,939	(379,218)
Return of investment from Retained Interest	79,542	62,455
Purchase of subsidiaries, net of cash acquired	(37,868)	—

Net cash (used in) investing activities	(4,986,086)	(8,988,976)

Financing activities
Short-term borrowings issued	3,327,936	1,204,049
Short-term borrowings repaid	(1,746,695)	(939,131)
Long-term borrowings issued	—	1,567,602
Long-term borrowings repaid	(1,822,989)	(1,250,000)
Borrowings collateralized by loans in trust issued	4,720,526	11,203,950
Borrowings collateralized by loans in trust repaid	(1,880,478)	(1,013,671)
Asset-backed financing facilities — net activity	(1,715,757)	(705,507)
Other financing activities, net	(7,030)	(8,395)
Excess tax benefit from the exercise of stock-based awards	10,669	4,331
Common stock issued	756	35,423
Net settlements on equity forward contracts	—	(121,348)
Common stock repurchased	—	(8,666)
Common dividends paid	—	(102,658)
Preferred stock issued	145,345	—
Preferred dividends paid	(28,863)	(8,933)

Net cash provided by financing activities	1,003,420	9,857,046

Net (decrease) increase in cash and cash equivalents	(3,760,003)	1,057,886
Cash and cash equivalents at beginning of period	7,582,031	2,621,222

Cash and cash equivalents at end of period	$3,822,028	$3,679,108

Cash disbursements made for:
Interest	$1,869,006	$1,477,775

Income taxes	$101,564	$159,962

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2007 to be consistent with classifications adopted for 2008.

Restructuring Activities

The Company is currently restructuring its business in response to the impact of the College Cost Reduction and Access Act of 2007 (“CCRAA”) and current challenges in the capital markets. One-time, involuntary benefit arrangements, disposal costs (including contract termination costs and other exit costs), as well as certain other costs that are incremental and incurred as a direct result of the Company’s restructuring plans, are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are classified as restructuring expenses in the accompanying consolidated statements of income.

In conjunction with its restructuring plans, the Company has entered into one-time benefit arrangements with employees, primarily senior executives, who have been involuntarily terminated. The Company recognizes a liability when all of the following conditions have been met and the benefit arrangement has been communicated to the employees:

•	Management, having the authority to approve the action, commits to a plan of termination;

•	The plan of termination identifies the number of employees to be terminated, their job classifications or functions and their locations and the expected completion date;

•	The plan of termination establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination, in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and

•	Actions required to complete the plan of termination indicate that it is unlikely that significant changes to the plan of termination will be made or that the plan of termination will be withdrawn.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Severance costs under such one-time termination benefit arrangements may include all or some combination of severance pay, medical and dental benefits, outplacement services, and certain other costs.

Contract termination costs are expensed at the earlier of (1) the contract termination date or (2) the cease use date under the contract. Other exit costs are expensed as incurred and classified as restructuring expenses if (1) the cost is incremental to and incurred as a direct result of planned restructuring activities, and (2) the cost is not associated with or incurred to generate revenues subsequent to the Company’s consummation of the related restructuring activities.

In addition to one-time involuntary benefit arrangements, the Company sponsors the SLM Corporation Employee Severance Plan, which provides severance benefits in the event of termination of the Company’s and its subsidiaries’ full-time employees (with the exception of certain specified levels of management and employees of the Company’s Asset Performance Group (“APG”) subsidiaries) and part-time employees who work at least 24 hours per week. The Company also sponsors the DMO Employee Severance Plan, which provides severance benefits to certain specified levels of full-time management and full-time employees in the Company’s APG subsidiaries. The Employee Severance Plan and the DMO Employee Severance Plan (collectively, the “Severance Plan”) establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon termination of employment due to Involuntary Termination or a Job Abolishment, as defined in the Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, the Company recognizes severance costs to be paid pursuant to the Severance Plan in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits,” when payment of such benefits is probable and reasonably estimable. Such benefits including severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during the first quarter of 2008 and the fourth quarter of 2007 as a direct result of the Company’s restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value within GAAP, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not change which types of instruments are carried at fair value, but rather establishes the framework for measuring fair value. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s financial statements.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP will delay the implementation of SFAS No. 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value (on an instrument by instrument basis). Most recognized financial assets and liabilities are eligible items for the measurement option established by the statement. There are a few exceptions, including an investment in a subsidiary or an interest in a variable interest entity that is required to be consolidated, certain obligations related to post-employment benefits, assets or liabilities recognized under leases, various deposits, and financial instruments classified as shareholder’s equity. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company adopted SFAS No. 159 on January 1, 2008, and elected the fair value option on all of its Residual Interests effective January 1, 2008. The Company chose this election in order to simplify the accounting for Residual Interests by including all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115 with changes in fair value recorded through other comprehensive income or under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” with changes in fair value recorded through income. At transition, the Company recorded a pre-tax gain to retained earnings as a cumulative-effect adjustment totaling $301 million ($195 million net of tax). This amount was in accumulated other comprehensive income as of December 31, 2007, and as a result equity was not impacted at transition on January 1, 2008. Changes in fair value of Residual Interests on and after January 1, 2008 are recorded through the income statement. The Company has not elected the fair value option for any other financial instruments at this time.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the entire acquisition-date fair value of assets acquired and liabilities assumed in both full and partial acquisitions; changes the recognition of assets acquired and liabilities assumed related to contingencies; changes the recognition and measurement of contingent consideration; requires expensing of most transaction and restructuring costs; and requires additional disclosures to enable the users of the financial statements to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the reporting period beginning on or after December 15, 2008, which for the Company is January 1, 2009. Early adoption is not permitted.

Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to its current presentation as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively for reporting periods beginning on or after December 15, 2008, which for the Company is January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Adoption of this standard will not be material to the Company.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Disclosures about Derivative Investments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Investments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for the Company is January 1, 2009.

Qualifying Special Purpose Entities (“QSPEs”) and Changes in the FIN No. 46 Consolidation Model

In recent meetings, the FASB tentatively decided to amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” impacting the accounting for QSPEs, and make certain changes to FASB’s Financial Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” An exposure draft of the proposed requirements is expected later this year. Based on the preliminary discussions and tentative decisions, and assuming no changes to the Company’s current business model, it is possible that these changes may lead to the consolidation of certain QSPEs and variable interest entities (“VIEs”). However, the impact on the Company cannot be determined until the FASB passes the final amendments to SFAS No. 140 and FIN No. 46R.

2.	Allowance for Loan Losses

The Company’s provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred losses, net of recoveries, in the loan portfolios. The evaluation of the provisions for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios.

The following tables summarize the total loan provisions for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007

Private Education Loans	$118,611	$141,627
FFELP Stafford and Other Student Loans	16,103	5,568
Mortgage and consumer loans	2,597	3,135

Total provisions for loan losses	$137,311	$150,330

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for loan losses for Private Education Loans for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007

Balance at beginning of period	$885,931	$308,346
Provision for Private Education Loan losses	118,611	141,627
Charge-offs	(84,159)	(81,911)
Recoveries	9,932	6,790

Net charge-offs	(74,227)	(75,121)
Reclassification of interest reserve(1)	8,094	—

Balance before securitization of Private Education Loans	938,409	374,852
Reduction for securitization of Private Education Loans	—	(5,780)

Balance at end of period	$938,409	$369,072

Net charge-offs as a percentage of average loans in repayment (annualized)	4.21%	6.27%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	3.59%	5.76%
Allowance as a percentage of the ending total loan balance	5.10%	3.49%
Allowance as a percentage of ending loans in repayment	12.70%	7.58%
Allowance coverage of net charge-offs (annualized)	3.14	1.21
Ending total loans, gross	$18,411,866	$10,581,275
Average loans in repayment	$7,095,585	$4,859,260
Ending loans in repayment	$7,387,981	$4,867,215

(1)	Represents the amount of uncollectible interest, initially reserved within interest income, that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest reserve was reversed in interest income and then included in the provision within the allowance for loan losses. This amount was $3 million for the three months ended March 31, 2007. This change in presentation results in no impact to net income.

Due to the seasoning of the Private Education Loan portfolio, shifts in its mix and certain economic factors, the Company expected and has seen charge-off rates increase from the historically low levels experienced prior to 2007. This increase was significantly impacted by other factors. Toward the end of 2006 and through mid-2007, the Company experienced lower pre-default collections. In the second half of 2006, the Company relocated responsibility for certain Private Education Loan collections from its Nevada call center to a new call center in Indiana. This transfer presented unexpected operational challenges that resulted in lower collections. In addition, in late 2006, the Company revised certain procedures, including its use of forbearance, to better optimize long-term collection strategies. These developments resulted in lower pre-default collections, higher later stage delinquency levels and higher charge-offs. Due to the remedial actions in place, the Company anticipates the negative trends caused by the operational difficulties will improve in 2008, evidence of which can be seen in the reduction in the net charge-offs as a percentage of average loans in repayment

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

(and forbearance) in the current quarter as compared to the year-ago quarter. At the same time, as discussed further below, offsetting factors exist that are expected to result in increased levels of charge-offs beyond the first quarter of 2008.

In the fourth quarter of 2007, the Company recorded provision expense of $503 million related to the Private Education Loan portfolio. This significant increase in provision compared to the first quarter of 2008 and to prior quarters primarily relates to the non-traditional portion of the Company’s loan portfolio which the Company had been expanding over the past few years. The non-traditional portfolio is particularly impacted by the weakening U.S. economy, as evidenced by recently released economic indicators, certain credit-related trends in the Company’s portfolio and a further tightening of forbearance practices. The Company has recently terminated these non-traditional loan programs because the performance of these loans is materially different from its original expectations and from the rest of the Company’s Private Education Loan programs. The Company charges off loans after 212 days of delinquency. Accordingly, the Company believes that charge-offs occurring late in 2007 represented losses incurred at the onset of the current economic downturn and do not incorporate the full effect of the general economic downturn that became evident in the fourth quarter of 2007. In addition, the Company has historically been able to mitigate its losses during varying economic environments through the use of forbearance and other collection management strategies. With the continued weakening of the U.S. economy, and the projected continued recessionary conditions, the Company believes that those strategies as they relate to the non-traditional portion of the loan portfolio will not be as effective as they have been in the past. For these reasons, the Company recorded the additional provision in the fourth quarter of 2007, and this is the primary reason that the allowance as a percentage of the ending total loan balance and as a percentage of ending loans in repayment is significantly higher at March 31, 2008 versus March 31, 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of March 31, 2008, December 31, 2007, and March 31, 2007. Delinquencies have the potential to adversely impact earnings if the loan charges off and results in increased servicing and collection costs.

	Private Education Loan Delinquencies
	March 31,		December 31,		March 31,
	2008		2007		2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$9,743		$8,151		$5,220
Loans in forbearance(2)	1,281		974		494
Loans in repayment and percentage of each status:
Loans current	6,649	90.0%	6,236	88.5%	4,260	87.5%
Loans delinquent 31-60 days(3)	261	3.5	306	4.3	184	3.8
Loans delinquent 61-90 days(3)	148	2.0	176	2.5	131	2.7
Loans delinquent greater than 90 days(3)	330	4.5	329	4.7	292	6.0

Total Private Education Loans in repayment	7,388	100%	7,047	100%	4,867	100%

Total Private Education Loans, gross	18,412		16,172		10,581
Private Education Loan unamortized discount	(496)		(468)		(363)

Total Private Education Loans	17,916		15,704		10,218
Private Education Loan allowance for losses	(939)		(886)		(369)

Private Education Loans, net	$16,977		$14,818		$9,849

Percentage of Private Education Loans in repayment		40.1%		43.6%		46.0%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%		11.5%		12.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		14.8%		12.1%		9.2%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for loan losses for the FFELP loan portfolio for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007

Balance at beginning of period	$88,729	$20,315
Provisions for student loan losses	16,103	5,568
Net charge-offs	(10,835)	(3,901)
Increase/(decrease) for student loan sales and securitization activity	—	297

Balance at end of period	$93,997	$22,279

The Company maintains an allowance for Risk Sharing loan losses on its FFELP loan portfolio. The level of Risk Sharing has varied over the past few years primarily due to various legislative changes. As of March 31, 2008, 42 percent of the on-balance sheet FFELP loan portfolio was subject to 3 percent Risk Sharing, 57 percent was subject to 2 percent Risk Sharing and the remainder is not subject to any Risk Sharing.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

FFELP Loan Delinquencies

The table below shows the Company’s FFELP loan delinquency trends as of March 31, 2008, December 31, 2007 and March 31, 2007. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	FFELP Loan Delinquencies
	March 31,		December 31,		March 31,
	2008		2007		2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$34,997		$31,200		$27,149
Loans in forbearance(2)	11,932		10,675		9,082
Loans in repayment and percentage of each status:
Loans current	55,698	85.8%	55,128	84.4%	48,991	86.5%
Loans delinquent 31-60 days(3)	3,176	4.9	3,650	5.6	2,608	4.6
Loans delinquent 61-90 days(3)	1,643	2.5	1,841	2.8	1,497	2.6
Loans delinquent greater than 90 days(3)	4,366	6.8	4,671	7.2	3,550	6.3

Total FFELP loans in repayment	64,883	100%	65,290	100%	56,646	100%

Total FFELP loans, gross	111,812		107,165		92,877
FFELP loan unamortized premium	2,317		2,259		1,877

Total FFELP loans	114,129		109,424		94,754
FFELP loan allowance for losses	(93)		(89)		(22)

FFELP loans, net	$114,036		$109,335		$94,732

Percentage of FFELP loans in repayment		58.0%		60.9%		61.0%

Delinquencies as a percentage of FFELP loans in repayment		14.2%		15.6%		13.5%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		14.1%		13.8%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets

Intangible assets include the following:

	Average	As of March 31, 2008
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$371	$(171)	$200
Software and technology	7 years	95	(81)	14
Non-compete agreements	2 years	11	(10)	1

Total		477	(262)	215
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	119	—	119

Total acquired intangible assets		$596	$(262)	$334

	Average	As of December 31, 2007
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$366	$(160)	$206
Software and technology	7 years	95	(77)	18
Non-compete agreements	2 years	12	(10)	2

Total		473	(247)	226
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	110	—	110

Total acquired intangible assets		$583	$(247)	$336

The Company recorded intangible impairment and amortization of acquired intangibles totaling $15 million and $24 million for the three months ended March 31, 2008 and 2007, respectively. In the first quarter of 2007, the Company recognized intangible impairments of $9 million in connection with certain tax exempt bonds previously acquired through the purchase of certain subsidiaries. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

A summary of changes in the Company’s goodwill by reportable segment (see Note 13, “Segment Reporting”) is as follows:

	December 31,		March 31,
(Dollars in millions)	2007	Adjustments	2008

Lending	$388	$—	$388
APG	377	19	396
Corporate and Other	200	2	202

Total	$965	$21	$986

On January 3, 2008, the Company acquired an additional 12 percent interest in AFS Holdings, LLC (“AFS”) for a purchase price of approximately $38 million, increasing the Company’s total purchase price to

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets (Continued)

approximately $324 million including cash consideration and certain acquisition costs for its 100 percent controlling interest. The acquisition was accounted for under the purchase method of accounting as defined in SFAS No. 141, “Business Combinations.” The Company finalized its purchase price allocation associated with the January 2008 acquisition, resulting in goodwill of approximately $19 million, which increased the aggregate goodwill associated with the Company’s acquisition of AFS to $226 million. The remaining fair value of AFS’s assets and liabilities at each respective acquisition date was primarily allocated to purchased loan portfolios and other identifiable intangible assets.

4.	Student Loan Securitization

Securitization Activity

The Company securitizes its student loan assets and for transactions qualifying as sales, retains a Residual Interest and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors in the securitization trusts have no recourse to the Company’s other assets should there be a failure of the trusts to pay when due.

The following table summarizes the Company’s securitization activity for the three months ended March 31, 2008 and 2007. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended March 31,
	2008				2007
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	1	2,000	367	18.4

Total securitizations sales	—	—	$—	—%	1	2,000	$367	18.4%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	3	4,700			2	7,004
FFELP Consolidation Loans(1)	—	—			1	4,002

Total securitizations financings	3	4,700			3	11,006

Total securitizations	3	$4,700			4	$13,006

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three months ended March 31, 2008 and 2007 were as follows:

	March 31,
	2008			2007
	FFELP
	Stafford	FFELP	Private	FFELP	FFELP	Private
	and	Consolidation	Education	Stafford	Consolidation	Education
	PLUS(1)	Loans(1)	Loans(1)	and PLUS(1)	Loans(1)	Loans

Interim status	—	—	—	—	—	0%
Repayment status	—	—	—	—	—	4-7%
Life of loan repayment status	—	—	—	—	—	6%
Weighted average life	—	—	—	—	—	9.4 yrs.
Expected credit losses (% of principal securitized)	—	—	—	—	—	4.69%
Residual cash flows discounted at (weighted average)	—	—	—	—	—	12.5%

(1)	No securitizations qualified for sale treatment in the period.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$414	$804	$1,656	$2,874
Underlying securitized loan balance(3)	8,907	15,777	13,901	38,585
Weighted average life	2.8 yrs.	7.3 yrs.	6.6 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-30%	3-8%	1-30%
Life of loan — repayment status	17%	6%	9%
Expected credit losses (% of outstanding student loan principal)	.11%	.21%	5.56%
Residual cash flows discount rate	12.0%	9.6%	13.9%

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

	As of December 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance(3)	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs.	7.4 yrs.	7.0 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected credit losses (% of outstanding student loan principal)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

(1)	Includes $452 million and $283 million related to the fair value of the Embedded Floor Income as of March 31, 2008 and December 31, 2007, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At March 31, 2008 and December 31, 2007, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $0 million and $301 million, respectively, which related to the Retained Interests.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $69.1 billion and $65.5 billion of securitized student loans outstanding (face amount) as of March 31, 2008 and December 31, 2007, respectively, in on-balance sheet securitization trusts.

(4)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

As previously discussed, the Company adopted SFAS No. 159 on January 1, 2008, and has elected the fair value option on all of the Residual Interests effective January 1, 2008. The Company chose this election in order to simplify the accounting for Residual Interests by including all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115 with changes in fair value recorded through other comprehensive income, except if impaired in which case changes in fair value were recorded through income, or under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” with all changes in fair value recorded through income. Changes in the fair value of Residual Interests on and after January 1, 2008 are recorded through the income statement. The Company recorded a net unrealized mark-to-market loss of $88 million in servicing and securitization revenue related to the Residual Interests during the first quarter of 2008. This loss was primarily due to an increase in the cost of funds assumption related to the underlying auction rate securities bonds ($2.3 billion face amount of bonds) within the FFELP loan ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts (which was a $98 million decrease in fair value) and the discount rate assumption related to the Private Education Loan Residual Interest (which was a $74 million decrease in fair value). The Company assumed the underlying auction rate securities bonds would reset at their maximum allowable rate (generally LIBOR plus 150 basis points) through the end of 2008 and then LIBOR plus 75 basis points thereafter. The Company also increased the expected loss assumption related to the Private Education Loan Residuals which decreased the fair value by $51 million. These unrealized losses were partially offset by an unrealized mark-to-market gain related to the Embedded Fixed-Rate Floor Income within the FFELP Consolidation Loan Residual Interests due to the significant decrease in interest rates during the quarter (which was a $184 million increase in fair value).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate, for the purpose of arriving at a discount rate in light of the current economic and credit uncertainty that exists in the market as of March 31, 2008. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 175 basis points (from December 31, 2007) to better take into account the current level of cash flow uncertainty and lack of liquidity that exists within the Private Education Loan Residual Interests. This adjustment was primarily based on broker quotes the Company receives detailing changes in credit spreads on the outstanding ABS that are directly senior to the Company’s Residual Interest.

The Company recorded impairments to the Retained Interests of $11 million for the three months ended March 31, 2007. The impairment charges were the result of FFELP loans prepaying faster than projected due to loan consolidations.

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of March 31, 2008, December 31, 2007 and March 31, 2007.

	March 31,		December 31,		March 31,
	2008		2007		2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,780		$4,963		$6,821
Loans in forbearance(2)	1,639		1,417		1,147
Loans in repayment and percentage of each status:
Loans current	7,128	95.3%	7,403	94.7%	6,475	94.7%
Loans delinquent 31-60 days(3)	151	2.0	202	2.6	145	2.1
Loans delinquent 61-90 days(3)	75	1.0	84	1.1	88	1.3
Loans delinquent greater than 90 days(3)	128	1.7	130	1.6	131	1.9

Total off-balance sheet Private Education Loans in repayment	7,482	100%	7,819	100%	6,839	100%

Total off-balance sheet Private Education Loans, gross	$13,901		$14,199		$14,807

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2008 and December 31, 2007 and their impact on other comprehensive income and earnings for the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, $300 million ($3 million of which is in restricted cash and investments on the balance sheet) and $196 million (none of which is in restricted cash and investments on the balance sheet) fair value, respectively, of available-for-sale investment securities and $28 million and $890 million, respectively, of cash were pledged as collateral against these derivative instruments. In addition, $2.5 billion and $1.3 billion of cash was held as collateral at March 31, 2008 and December 31, 2007, respectively, for derivative counterparties where the Company has exposure.

	Cash Flow		Fair Value		Trading		Total
	Mar. 31,	December 31,	Mar. 31,	December 31,	Mar. 31,	December 31,	Mar. 31,	December 31,
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Fair Values(1)
Interest rate swaps	$(84)	$(34)	$506	$102	$120	$252	$542	$320
Floor/Cap contracts	—	—	—	—	(1,204)	(442)	(1,204)	(442)
Futures	—	—	—	—	—	—	—	—
Cross currency interest rate swaps	—	—	5,534	3,640	3	3	5,537	3,643

Total	$(84)	$(34)	$6,040	$3,742	$(1,081)	$(187)	$4,875	$3,521

(Dollars in billions)
Notional Values
Interest rate swaps	$6.2	$3.1	$13.7	$14.7	$196.9	$199.5	$216.8	$217.3
Floor/Cap contracts	—	—	—	—	56.5	38.9	56.5	38.9
Futures	—	—	—	—	.6	.6	.6	.6
Cross currency interest rate swaps	—	—	23.8	23.8	.1	.1	23.9	23.9
Other(2)	—	—	—	—	.9	.7	.9	.7

Total	$6.2	$3.1	$37.5	$38.5	$255.0	$239.8	$298.7	$281.4

(1)	Fair values reported are exclusive of collateral held and/or pledged.

(2)	“Other” includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments (Continued)

	Three Months Ended March 31,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Change in fair value to cash flow hedges	$(32)	$—	$—	$—	$—	$—	$(32)	$—
Amortization of effective hedges(1)	—	1	—	—	—	—	—	1

Change in accumulated other comprehensive income, net	$(32)	$1	$—	$—	$—	$—	$(32)	$1

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$—	$(2)	$—	$—	$—	$—	$—	$(2)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	91	(25)	91	(25)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	62	15	(426)	(347)	(364)	(332)

Total earnings impact	$—	$(2)	$62	$15	$(335)	$(372)	$(273)	$(359)

(1)	The Company expects to amortize $.2 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments outstanding as of March 31, 2008.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

6.	Other Assets

The following table provides the detail of the Company’s other assets at March 31, 2008 and December 31, 2007.

	March 31,		December 31,
	2008		2007
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Derivatives at fair value	$5,440,842	41%	$3,744,611	35%
Accrued interest receivable	3,155,115	24	3,180,590	30
APG related receivables and Real Estate Owned	1,748,344	13	1,758,871	16
Accounts receivable — collateral posted	—	—	867,427	8
Federal, state and international net income tax asset	926,082	7	—	—
Benefit-related investments	471,301	4	467,379	4
Fixed assets, net	308,844	2	315,260	3
Accounts receivable — general	721,913	5	305,118	2
Other	563,370	4	107,851	2

Total	$13,335,811	100%	$10,747,107	100%

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Other Assets (Continued)

The “Derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a gain position by counterparty. At March 31, 2008 and December 31, 2007, these balances primarily included cross-currency interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged foreign currency-denominated debt. As of March 31, 2008 and December 31, 2007, the cumulative mark-to-market adjustment to the hedged debt was $(5.4) billion and $(3.6) billion, respectively.

7.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases and issuances for the three months ended March 31, 2008 and 2007. Equity forward activity for the three months ended March 31, 2007 is also reported.

	Three Months
	Ended
	March 31,
(Shares in millions)	2008	2007

Common shares repurchased:
Open market	—	—
Equity forwards	—	—
Benefit plans(1)	.3	.2

Total shares repurchased	.3	.2

Average purchase price per share	$19.82	$45.87

Common shares issued	1.2	1.5

Equity forward contracts:
Outstanding at beginning of period	—	48.2
New contracts	—	—
Exercises	—	—

Outstanding at end of period	—	48.2

Authority remaining at end of period for repurchases	38.8	15.7

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on March 31, 2008 was $15.35.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available-for-sale investments (which includes the Retained Interest in off-balance sheet securitized loans as of December 31, 2007 and March 31, 2007), unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive income as of March 31, 2008, December 31, 2007 and March 31, 2007.

	March 31,	December 31,	March 31,
	2008	2007	2007

Net unrealized gains (losses) on investments(1)	$31,588	$238,772	$292,175
Net unrealized gains (losses) on derivatives(2)	(54,148)	(22,574)	(7,087)
Defined benefit pension plans:
Net prior service cost	—	—	(23)
Net gain	20,166	20,166	15,819

Total defined benefit pension plans(3)	20,166	20,166	15,796

Total accumulated other comprehensive income	$(2,394)	$236,364	$300,884

(1)	Net of tax expense of $17,773, $125,473 and $153,159 as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

(2)	Net of tax benefit of $30,551, $12,682 and $4,051 as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

(3)	Net of tax expense of $11,677, $11,677 and $9,309 as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007

Numerator:
Net income (loss) attributable to common stock	$(132,829)	$107,060
Adjusted for dividends of convertible preferred stock series C(1)	—	—

Net income (loss) attributable to common stock, adjusted	$(132,829)	$107,060

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	466,580	411,040
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C(1)	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(2)(3)	—	7,409

Dilutive potential common shares	—	7,409

Weighted average shares used to compute diluted EPS	466,580	418,449

Net earnings (loss) per share:
Basic earnings (loss) per common share	$(.28)	$.26
Dilutive effect of convertible preferred stock series C(1)	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(2)(3)	—	—

Diluted earnings (loss) per common share	$(.28)	$.26

(1)	The Company’s 7.25 percent mandatory convertible preferred stock series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between 48 million shares and 59 million shares of common stock, depending upon the Company’s stock price at that time. These instruments were anti-dilutive for the three months ended March 31, 2008.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method, and equity forward contracts determined by the reverse treasury stock method. The Company settled all of its outstanding equity forward contracts in January 2008.

(3)	For the three months ended March 31, 2008, stock options covering approximately 48 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2007, stock options and equity forward contracts covering approximately 65 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007

Late fees and forbearance fees	$37,155	$35,222
Asset servicing and other transaction fees	25,868	24,990
Loan servicing fees	6,652	7,775
Gains on sales of mortgages and other loan fees	1,108	3,468
Other	22,750	24,978

Total other income	$93,533	$96,433

Late Fees and Forbearance Fees

The Company recognizes late fees and forbearance fees on student loans when earned according to the contractual provisions of the promissory notes. Fees are recognized only to the extent they are deemed collectible.

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

Upromise, through its wholly-owned subsidiaries, Upromise Investments, Inc. (“UII”), a registered broker-dealer, and Upromise Investment Advisors, LLC (“UIA”), provides transfer and servicing agent services and program management associated with various 529 college-savings plans. The fees associated with the provision of these services are recognized in accordance with SAB No. 104 based on contractually determined rates and the net assets of the investments within the 529 college-savings plans (transfer and servicing agent/program management fees), and the number of accounts for which Upromise provides record-keeping and account servicing functions (an additional form of transfer and servicing agent fees).

10.	Restructuring Activities

During the fourth quarter of 2007, the Company initiated a program to reduce costs and improve operating efficiencies in response to the impact of the CCRAA and current challenges in the capital markets. As part of the Company’s cost reduction efforts, restructuring expenses of $21 million and $23 million were recognized in the three months ended March 31, 2008 and December 31, 2007, respectively. Restructuring expenses incurred during the three months ended March 31, 2008 included severance costs of $15 million associated with the elimination or planned elimination of approximately 600 positions, and other costs of $6 million primarily related to consulting costs incurred in conjunction with various cost reduction and exit

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Restructuring Activities (Continued)

strategies. Restructuring expenses incurred in the three months ended December 31, 2007 included severance costs of $23 million associated with the elimination or planned elimination of approximately 400 positions. In conjunction with employee terminations, severance costs were incurred across all of the Company’s reportable segments with position eliminations ranging from senior executives to service center personnel.

Aggregate restructuring expenses incurred across the Company’s reportable segments during the three months ended March 31, 2008 and December 31, 2007 totaled $15 million and $19 million, respectively, in the Company’s Lending reportable segment, $1 million and $2 million, respectively, in the Company’s APG reportable segment and $5 million and $2 million, respectively, in the Company’s Corporate and Other reportable segment.

As of March 31, 2008, the Company is still in the preliminary stages of assessing all potential restructuring activities and as a result, the Company cannot estimate at this time the total expected restructuring expenses it will incur.

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2008, and related activity during the three months ended March 31, 2008:

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
(Dollars in millions)	Costs	Costs	Other Costs	Total

Balance at December 31, 2007	$18	$—	$—	$18
Net accruals	14	—	6	20
Cash paid(1)	(19)	—	(6)	(25)

Balance at March 31, 2008	$13	$—	$—	$13

(1)	Of the $25 million cash paid, $7 million was paid during January associated with employee terminations, $12 million was paid in February associated with employee terminations and $6 million was paid associated with exit and other costs that were direct and incremental to restructuring activities.

11.	Fair Value Measurements

The Company uses estimates of fair value as defined by SFAS No. 157 in applying various accounting standards for its financial statements. Under GAAP, fair value measurements are used in one of four ways:

•	In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;

•	In the consolidated balance sheet with changes in fair value recorded in the other comprehensive income section of stockholders’ equity;

•	In the notes to the financial statements as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”; and

•	In the consolidated balance sheet for instruments carried at lower of cost or market with impairment charges recorded in the consolidated statement of income.

Fair value under SFAS No. 157 is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Fair Value Measurements (Continued)

available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including the Company’s for its liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Under SFAS No. 157, the Company categorizes its fair value estimates based on a hierarchal framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices.

•	Level 2 — Inputs other than quoted prices for identical instruments in active markets are used to model fair value. Significant inputs are directly or indirectly observable for substantially the full term of the asset or liability being valued. Instruments included in the level 2 category include investment securities, short term liquidity investments and a majority of the Company’s over-the-counter derivative contracts.

•	Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs. Instruments included in level 3 include residual interests in off-balance sheet securitized loans and derivatives indexed to interest rate indices that do not have active markets.

Investments (Including “Restricted”)

Investments accounted for under SFAS No. 115 and classified as trading or available-for-sale, are carried at fair value in the financial statements. Investments in U.S. Treasury securities and securities issued by U.S. government agencies that are traded in active markets were valued using observable market prices. Other investments for which observable prices from active markets are not available (such as U.S. Treasury-backed securities) were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. The fair value of investments in Commercial Paper, Asset Backed Commercial Paper, or Demand Deposits that have a remaining term of less than 90 days when purchased are estimated at cost. Adjustments for liquidity and credit spreads are made as appropriate.

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair values of a majority of derivative financial instruments, including swaps and floors, were determined by standard derivative pricing and option models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates and volatilities from active markets. In some cases, management utilized internally developed amortization streams to model the fair value for swaps whose notional matched securitized asset balances. Complex structured derivatives or derivatives that trade in less liquid markets require significant adjustments and judgment in determining fair value that cannot be corroborated with market transactions. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Fair Value Measurements (Continued)

outputs. The carrying value of borrowings designated as the hedged item in a SFAS No. 133 fair value hedge are adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

Residual Interests

The Residual Interests are carried at fair value in the financial statements. The fair value is calculated using discounted cash flow models and option models. Observable inputs from active markets are used where available, including yield curves and volatilities. Significant unobservable inputs such as prepayment speeds, default rates, certain bonds’ costs of funds and discount rates, are used in determining the fair value and require significant judgment. These unobservable inputs are internally determined based upon analysis of historical data and expected industry trends. On a quarterly basis the Company back tests its prepayment speed, default rates and costs of funds assumptions by comparing those assumptions to actuals experienced. Material changes in these significant unobservable inputs can directly affect income by impacting the amount of unrealized gain or loss recorded in servicing and securitization revenue as a result of the adoption of SFAS No. 159. An analysis of the impact of changes to significant inputs is addressed further in Note 9, “Student Loan Securitization,” within the Company’s 2007 Annual Report on Form 10-K. In addition, market transactions are not available to validate the models’ results (see Note 4, “Student Loan Securitization,” for further discussion regarding these assumptions).

The following table summarizes the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the financial statements as of March 31, 2008.

	Fair Value Measurements on a Recurring Basis as of March 31, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets
Available for sale investments(1)	$—	$1,415	$—	$1,415
Retained Interest in off-balance sheet securitized loans	—	—	2,874	2,874
Derivative instruments(2)	—	5,441	—	5,441

Total Assets	$—	$6,856	$2,874	$9,730

Liabilities(3)
Derivative instruments(2)	$—	$(514)	$(52)	$(566)

Total Liabilities	$—	$(514)	$(52)	$(566)

(1)	Includes the fair value of $3 million of investments pledged as collateral, which are reported in restricted cash and investments on the consolidated balance sheet.

(2)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(3)	Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only, are not carried at full fair value and are not reflected in this table.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Fair Value Measurements (Continued)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three months ended March 31, 2008:

	Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total

Balance, beginning of period	$3,044		$(71)		$2,973
Total gains/(losses) (realized and unrealized):
Included in earnings	60	(1)	10	(2)	70
Included in other comprehensive income	—		—		—
Purchases, issuances and settlements	(230)		9		(221)
Transfers in and/or out of Level 3	—		—		—

Balance, end of period	$2,874		$(52)		$2,822

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(88	)(1)	$19	(2)	$(69)

(1)	Recorded in servicing and securitization revenue.

(2)	Recorded in gains (losses) on derivative and hedging activities, net.

12.	Contingencies

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damage are asserted against the Company and it subsidiaries.

In the ordinary course of business, the Company and its subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. In connection with formal and informal inquiries in these cases, the Company and its subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of the Company’s regulated activities.

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, the Company cannot predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matter will be, or what the eventual loss, fines or penalties related to each pending matter may be.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is required to establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves.

Based on current knowledge, reserves have not been established for any pending litigation or regulatory matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Contingencies (Continued)

from pending litigation or regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

13.	Segment Reporting

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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended March 31, 2008 and 2007. USA Funds is the Company’s largest customer in both the APG and Corporate and Other segments. During the three months ended March 31, 2008 and 2007, USA Funds accounted for 26 percent and 25 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of March 31, 2008, the Company managed $169.5 billion of student loans, of which $139.3 billion or 82 percent are federally insured, and serves over 10 million student and parent customers. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. In the three months ended March 31, 2008, the Company originated $63 million in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $547 million at March 31, 2008, of which $16 million pertains to mortgages in the held for sale portfolio.

Private Education Loans consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either capped federally insured loans or the borrowers’ resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Most higher education Private Education Loans are made in conjunction with a FFELP loan and as such are marketed through the same channel as FFELP loans by the same sales force. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. The Company manages this additional risk through industry-tested loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

APG

The Company’s APG operating segment provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors, and sub-performing and non-performing mortgage loans. The Company’s APG operating segment serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay-for-performance basis to 14 FFELP guarantors and for campus-based programs.

In addition to collecting on its own purchased receivables and mortgage loans, the APG operating segment provides receivable management and collection services for federal agencies, credit card clients and other holders of consumer debt.

Corporate and Other

The Company’s Corporate and Other segment includes the aggregate activity of its smaller operating segments primarily its Guarantor Servicing, Loan Servicing, and Upromise operating segments. Corporate and Other also includes several smaller products and services, as well as corporate overhead.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$494	$—	$—	$494	$(30)	$464
FFELP Consolidation Loans	989	—	—	989	(152)	837
Private Education Loans	749	—	—	749	(305)	444
Other loans	23	—	—	23	—	23
Cash and investments	142	—	6	148	(24)	124

Total interest income	2,397	—	6	2,403	(511)	1,892
Total interest expense	1,824	7	5	1,836	(220)	1,616

Net interest income (loss)	573	(7)	1	567	(291)	276
Less: provisions for loan losses	181	—	—	181	(44)	137

Net interest income (loss) after provisions for loan losses	392	(7)	1	386	(247)	139
Contingency fee revenue	—	85	—	85	—	85
Collections revenue	—	56	—	56	1	57
Guarantor servicing fees	—	—	35	35	—	35
Other income	44	—	51	95	(201)	(106)

Total other income	44	141	86	271	(200)	71
Restructuring expenses	15	1	5	21	—	21
Operating expenses	164	105	70	339	16	355

Total expenses	179	106	75	360	16	376

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	257	28	12	297	(463)	(166)
Income tax expense (benefit)(1)	94	10	5	109	(171)	(62)
Minority interest in net earnings of subsidiaries	—	—	—	—	—	—

Net income (loss)	$163	$18	$7	$188	$(292)	$(104)

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(195)	$(90)	$(6)	$—	$(291)
Less: provisions for loan losses	(44)	—	—	—	(44)

Net interest income (loss) after provisions for loan losses	(151)	(90)	(6)	—	(247)
Fee income	—	—	—	—	—
Collections revenue	1	—	—	—	1
Other income (loss)	72	(273)	—	—	(201)

Total other income (loss)	73	(273)	—	—	(200)
Operating expenses	1	—	—	15	16

Total pre-tax “Core Earnings” adjustments to GAAP	$(79)	$(363)	$(6)	$(15)	(463)

Income tax benefit					(171)
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(292)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

	Three Months Ended March 31, 2007
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$695	$—	$—	$695	$(244)	$451
FFELP Consolidation Loans	1,331	—	—	1,331	(316)	1,015
Private Education Loans	658	—	—	658	(320)	338
Other loans	28	—	—	28	—	28
Cash and investments	162	—	2	164	(50)	114

Total interest income	2,874	—	2	2,876	(930)	1,946
Total interest expense	2,220	7	5	2,232	(700)	1,532

Net interest income (loss)	654	(7)	(3)	644	(230)	414
Less: provisions for loan losses	198	—	1	199	(49)	150

Net interest income (loss) after provisions for loan losses	456	(7)	(4)	445	(181)	264
Contingency fee revenue	—	87	—	87	—	87
Collections revenue	—	65	—	65	1	66
Guarantor servicing fees	—	—	39	39	—	39
Other income	44	—	52	96	231	327

Total other income	44	152	91	287	232	519
Operating expenses	171	93	68	332	24	356

Income before income taxes and minority interest in net earnings of subsidiaries	329	52	19	400	27	427
Income tax expense(1)	122	19	7	148	162	310
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income	$207	$32	$12	$251	$(135)	$116

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(216)	$25	$(39)	$—	$(230)
Less: provisions for loan losses	(49)	—	—	—	(49)

Net interest income (loss) after provisions for loan losses	(167)	25	(39)	—	(181)
Fee income	—	—	—	—	—
Collections revenue	1	—	—	—	1
Other income (loss)	588	(357)	—	—	231

Total other income (loss)	589	(357)	—	—	232
Operating expenses	—	—	—	24	24

Total pre-tax “Core Earnings” adjustments to GAAP	$422	$(332)	$(39)	$(24)	27

Income tax expense					162
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(135)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2008 and for the three months ended
March 31, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
(Dollars in millions)	2008	2007

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$(79)	$422
Net impact of derivative accounting(2)	(363)	(332)
Net impact of Floor Income(3)	(6)	(39)
Net impact of acquired intangibles(4)	(15)	(24)
Net tax effect(5)	171	(162)

Total “Core Earnings” adjustments to GAAP	$(292)	$(135)

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect for the three months ended March 31, 2007 includes the impact of the exclusion of the permanent income tax impact of the equity forward contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
(Dollars in millions, except per share amounts, unless otherwise noted)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could give rise to our ability to cost-effectively refinance the 2008 Asset-Backed Financing Facilities, including any potential foreclosure on the student loans under those facilities following their termination; increased financing costs; limited liquidity; any adverse outcomes in any significant litigation to which we are a party; our derivative counterparties terminating their positions with the Company if permitted by their contracts and the Company incurring substantial additional costs to replace any terminated positions; changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and regulations and from the implementation of applicable laws and regulations) which, among other things, may reduce the volume, average term and yields on student loans under the FFELP, may result in loans being originated or refinanced under non-FFELP programs, or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by: changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed loan portfolios; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in general economic conditions; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services. All forward-looking statements contained in this document are qualified by these cautionary statements and are made only as of the date this document is filed. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

RECENT DEVELOPMENTS

The impacts of the CCRAA and the challenges we are facing in the capital markets require us to rationalize our business operations and reduce our costs. We are undertaking a review of our business units with a goal of achieving appropriate risk-adjusted returns and providing cost-effective services. As a part of this, we aim to reduce our operating expenses by up to 20 percent as compared to 2007 operating expenses by year-end 2009, before adjusting for growth and other investments. Since December 2007, we have reduced our work force by approximately nine percent.

In April 2008, the Company suspended participation in the federal consolidation loan program and discontinued subsidizing on behalf of borrowers the federally mandated Stafford loan origination fee for loans guaranteed after May 2, 2008. These steps were taken to direct our resources to maximize college access for students and families.

Legislative and Regulatory Developments

On May 7, 2008, the President signed into law The Ensuring Continued Access to Student Loans Act of 2008 (the “Act”), which will expand the federal government’s support of financing the cost of higher education. The Act’s provisions that could impact the Company include: an increase in statutory limits on annual borrowing for FFELP loans, an enhanced benefit for parents who borrow PLUS loans and temporary authority of ED to purchase FFELP loans. ED and the U.S. Treasury Department are reviewing the Act to determine the most appropriate action to provide liquidity to holders and lenders of FFELP loans, as the Act does not provide for specific terms as to how ED will implement this temporary authority. Until the specific terms of the implementing regulations for the Act are clarified, our ability to continue to make loans under the FFELP is uncertain.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include premiums, discounts and Borrower Benefits, related to our loan portfolio, securitization accounting and Retained Interests, provisions for loan losses, derivative accounting and the effects of Consolidation Loan activity on estimates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In addition, on January 1, 2008, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about fair value measurements. Accordingly, this statement does not change which types of instruments are carried at fair value, but rather establishes the framework for measuring fair value.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP will delay the implementation of SFAS No. 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009.

As such, SFAS No. 157 currently applies to our investment portfolio accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” our derivative portfolio and designated hedged assets or liabilities accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and our Residual Interest in off-balance sheet securitization trusts accounted for under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” In general, changes in the fair value of these items will affect the consolidated statement of income and capital. Liquidity is impacted to the extent that changes in capital and net income affect compliance with principal financial covenants in our unsecured revolving credit facilities. Noncompliance with these covenants also impacts our ability to use our 2008 ABCP Facilities (see “LIQUIDITY AND CAPITAL RESOURCES”). Additionally, liquidity is impacted to the extent that changes in fair value results in the movement of collateral between the Company and its counterparties. Collateral agreements are bilateral and are based on the derivative fair values used to determine the net exposure between the Company and individual counterparties. For a general description of valuation techniques and models used for the above items, see Note 11 to the consolidated financial statements, “Fair Value Measurements.” For a discussion of the sensitivity of fair value estimates, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

As it relates to Residual Interests, additional discussion of significant unobservable inputs, how they are determined, how they impact realized and unrealized gains and the nature of material changes in Residual Interest fair values can be found in Note 9, “Student Loan Securitization,” within the Company’s 2007 Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months
	Ended		Increase
	March 31,		(Decrease)
	2008	2007	$	%

Net interest income	$276	$414	$(138)	(33)%
Less: provisions for loan losses	137	150	(13)	(9)

Net interest income after provisions for loan losses	139	264	(125)	(47)
Gains on student loan securitizations	—	367	(367)	(100)
Servicing and securitization revenue	108	252	(144)	(57)
Losses on loans and securities, net	(35)	(31)	(4)	(13)
Gains (losses) on derivative and hedging activities, net	(273)	(357)	84	24
Contingency fee revenue	85	87	(2)	(2)
Collections revenue	57	66	(9)	(14)
Guarantor servicing fees	35	39	(4)	(10)
Other income	94	96	(2)	(2)
Restructuring expenses	21	—	21	100
Operating expenses	355	356	(1)	—

Pre-tax income (loss)	(166)	427	(593)	(139)
Income taxes	(62)	310	(372)	(120)
Minority interest in net earnings of subsidiaries	—	1	(1)	(100)

Net income (loss)	(104)	116	(220)	(190)
Preferred stock dividends	29	9	20	222

Net income (loss) attributable to common stock	$(133)	$107	$(240)	(224)%

Basic earnings (loss) per common share	$(.28)	$.26	$(.54)	(208)%

Diluted earnings (loss) per common share	$(.28)	$.26	$(.54)	(208)%

Dividends per common share	$—	$.25	$(.25)	(100)%

Condensed Balance Sheets

			Increase
	March 31,	December 31,	(Decrease)
	2008	2007	$	%

Assets
FFELP Stafford and Other Student Loans, net	$40,168	$35,726	$4,442	12%
FFELP Consolidation Loans, net	73,868	73,609	259	—
Private Education Loans, net	16,977	14,818	2,159	15
Other loans, net	1,140	1,174	(34)	(3)
Cash and investments	5,319	10,546	(5,227)	(50)
Restricted cash and investments	4,171	4,600	(429)	(9)
Retained Interest in off-balance sheet securitized loans	2,874	3,044	(170)	(6)
Goodwill and acquired intangible assets, net	1,320	1,301	19	1
Other assets	13,336	10,747	2,589	24

Total assets	$159,173	$155,565	$3,608	2%

Liabilities and Stockholders’ Equity
Short-term borrowings	$38,096	$35,947	$2,149	6%
Long-term borrowings	112,485	111,098	1,387	1
Other liabilities	3,377	3,285	92	3

Total liabilities	153,958	150,330	3,628	2

Minority interest in subsidiaries	7	11	(4)	(36)
Stockholders’ equity before treasury stock	7,047	7,055	(8)	—
Common stock held in treasury	1,839	1,831	8	—

Total stockholders’ equity	5,208	5,224	(16)	—

Total liabilities and stockholders’ equity	$159,173	$155,565	$3,608	2%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

For the three months ended March 31, 2008, our net loss was $104 million or $.28 diluted loss per share, compared to net income of $116 million, or $.26 diluted earnings per share, for the three months ended March 31, 2007. The effective tax rate for those periods was 38 percent and 73 percent, respectively. The movement in the effective tax rate was primarily driven by the permanent tax impact of excluding non-taxable gains and losses on the equity forward contracts which are marked to market through earnings under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Losses on derivative and hedging activities were $273 million in the first quarter of 2008 compared to $357 million in the year-ago quarter. The Company settled all of its outstanding equity forward contracts in January 2008.

Pre-tax income decreased by $593 million versus the year-ago quarter primarily due to no gains on student loan securitizations in the first quarter of 2008 (the Company did not complete any off-balance sheet securitizations in the current quarter), compared to $367 million of securitization gains related to one Private Education Loan securitization in the year-ago quarter. The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” on January 1, 2008, and elected the fair value option on all of the Residual Interests effective January 1, 2008. The Company made this election in order to simplify the accounting for Residual Interests by including all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,”

with changes in fair value recorded through other comprehensive income or under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” with changes in fair value recorded through income. The Company reclassified the related accumulated other comprehensive income of $195 million into retained earnings, and as a result, equity was not impacted at transition on January 1, 2008. Changes in the fair value of Residual Interests on and after January 1, 2008 are recorded through the income statement. The Company has not elected the fair value option for any other financial instruments at this time. Servicing and securitization revenue decreased by $144 million from $252 million in the first quarter of 2007 to $108 million in the first quarter of 2008. This decrease was primarily due to a current-quarter $88 million unrealized mark-to-market loss recorded under SFAS No. 159 compared to a year-ago quarter $68 million unrealized mark-to-market gain, which included both impairment and an unrealized mark-to-market gain recorded under SFAS No. 155. Partially offsetting the decrease in servicing and securitization revenue was an increase in Embedded Floor Income due to the decrease in interest rates during the current quarter. Embedded Floor Income was $46 million in the first quarter of 2008 compared to $1 million in the first quarter of 2007.

Net interest income after provisions for loan losses decreased by $124 million in the first quarter from the year-ago quarter. This decrease was due to a $137 million decrease in net interest income, offset by a $13 million decrease in provisions for loan losses. The decrease in net interest income was primarily due to a decrease in the student loan spread (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”).

In the first quarter of 2008, fee and other income and collections revenue totaled $271 million, an $18 million decrease from $289 million in the year-ago quarter. Operating expenses remained unchanged at $356 million in the first quarter of 2008 compared to the first quarter of 2007.

The Company is currently restructuring its business in a response to the impact of the CCRAA, and current challenges in the capital markets. As part of the Company’s cost reduction efforts, restructuring expenses of $21 million and $23 million were recognized in the first quarter of 2008 and the fourth quarter of 2007, respectively. The majority of these restructuring expenses were severance costs related to the elimination of approximately one thousand positions (representing approximately nine percent of the overall employee population) across all areas of the Company. The Company is still in the preliminary phase of assessing all potential restructuring activities and as a result, the Company cannot estimate the total expected restructuring expenses at this time.

The Company adopted SFAS No. 157, “Fair Value Measurements,” on January 1, 2008, with no resulting impact to the financial statements.

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

“Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets. While “Core Earnings” are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” in operating its business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. Accordingly, the tables presented below reflect “Core Earnings” which is reviewed and utilized by management to manage the business for each of the Company’s reportable segments. A further discussion regarding “Core Earnings” is included under “Limitations of ‘Core Earnings’” and “Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment.”

The “LENDING BUSINESS SEGMENT” section includes all discussion of income and related expenses associated with the net interest margin, the student loan spread and its components, the provisions for loan losses, and other fees earned on our Managed portfolio of student loans. The “APG BUSINESS SEGMENT” section reflects the fees earned and expenses incurred in providing accounts receivable management and collection services. Our “CORPORATE AND OTHER BUSINESS SEGMENT” section includes our remaining fee businesses and other corporate expenses that do not pertain directly to the primary operating segments identified above.

	Three Months Ended
	March 31, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$494	$—	$—
FFELP Consolidation Loans	989	—	—
Private Education Loans	749	—	—
Other loans	23	—	—
Cash and investments	142	—	6

Total interest income	2,397	—	6
Total interest expense	1,824	7	5

Net interest income (loss)	573	(7)	1
Less: provisions for loan losses	181	—	—

Net interest income (loss) after provisions for loan losses	392	(7)	1
Contingency fee revenue	—	85	—
Collections revenue	—	56	—
Guarantor servicing fees	—	—	35
Other income	44	—	51

Total other income	44	141	86
Restructuring expenses	15	1	5
Operating expenses	164	105	70

Total operating expenses	179	106	75

Income before income taxes and minority interest in net earnings of subsidiaries	257	28	12
Income tax expense(1)	94	10	5
Minority interest in net earnings of subsidiaries	—	—	—

“Core Earnings” net income	$163	$18	$7

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Three Months Ended
	March 31, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$695	$—	$—
FFELP Consolidation Loans	1,331	—	—
Private Education Loans	658	—	—
Other loans	28	—	—
Cash and investments	162	—	2

Total interest income	2,874	—	2
Total interest expense	2,220	7	5

Net interest income (loss)	654	(7)	(3)
Less: provisions for loan losses	198	—	1

Net interest income (loss) after provisions for loan losses	456	(7)	(4)
Contingency fee revenue	—	87	—
Collections revenue	—	65	—
Guarantor servicing fees	—	—	39
Other income	44	—	52

Total other income	44	152	91
Operating expenses	171	93	68

Income before income taxes and minority interest in net earnings of subsidiaries	329	52	19
Income tax expense(1)	122	19	7
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income	$207	$32	$12

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

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

As previously discussed, on January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” The fair value adjustments of the items impacted by SFAS No. 157 and SFAS No. 159 under GAAP are not included in “Core Earnings” net income and therefore the adoption of SFAS No. 157 and SFAS No. 159 did not impact the “Core Earnings” presentation for the three months ended March 31, 2008.

Pre-tax differences between “Core Earnings” and GAAP by Business Segment

Our “Core Earnings” are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision makers. Our “Core Earnings” are used in developing our financial plans and tracking results, and also in establishing corporate performance targets. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. “Core Earnings” net income reflects only current period adjustments to GAAP net income, as described in the more detailed discussion of the differences between “Core Earnings” and GAAP that follows, which includes further detail on each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended March 31,
	2008			2007
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(79)	$—	$—	$422	$—	$—
Net impact of derivative accounting	(363)	—	—	80	—	(412)
Net impact of Floor Income	(6)	—	—	(39)	—	—
Amortization of acquired intangibles	(5)	(4)	(6)	(14)	(5)	(5)

Total “Core Earnings” adjustments to GAAP	$(453)	$(4)	$(6)	$449	$(5)	$(417)

1) Securitization:  Under GAAP, certain securitization transactions in our Lending operating segment are accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, we present all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP, are excluded from “Core Earnings” and are replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts from “Core Earnings” as they are considered intercompany transactions on a “Core Earnings” basis.

The following table summarizes the securitization adjustments in our Lending operating segment for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended
	March 31,
	2008	2007

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(194)	$(216)
Provisions for loan losses	44	49

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(150)	(167)
Intercompany transactions with off-balance sheet trusts	(37)	(30)

Net interest income on securitized loans, after provisions for loan losses	(187)	(197)
Gains on student loan securitizations	—	367
Servicing and securitization revenue	108	252

Total “Core Earnings” securitization adjustments	$(79)	$422

“Intercompany transactions with off-balance sheet trusts” in the above table relate primarily to losses incurred through the repurchase of delinquent loans from our off-balance sheet securitization trusts. When Private Education Loans in our securitization trusts settling before September 30, 2005, become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. We do not hold the contingent call option for any trusts settled after September 30, 2005.

2) Derivative Accounting:  “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. These unrealized gains and losses occur in our Lending operating segment, and occurred in our Corporate and Other reportable segment related to equity forward contracts prior to 2008. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” also exclude the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through earnings.

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to 3 month LIBOR debt. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk, however they generally do not meet this effectiveness test because most of our FFELP loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for as derivatives in accordance with SFAS No. 133. As a result, we account for our equity forward contracts as derivatives in accordance with SFAS No. 133 and mark them to market through earnings. They do not qualify as effective SFAS No. 133 hedges, as a requirement to achieve hedge accounting is the hedged item must impact net income and the settlement of these contracts through the purchase of our own stock does not impact net income. The Company settled all of its equity forward contracts in January 2008.

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three months ended March 31, 2008 and 2007 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months
	Ended
	March 31,
	2008	2007

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(273)	$(357)
Less: Realized losses on derivative and hedging activities, net(1)	(91)	25

Unrealized gains (losses) on derivative and hedging activities, net(1)	(364)	(332)
Other pre-SFAS No. 133 accounting adjustments	1	—

Total net impact of SFAS No. 133 derivative accounting	$(363)	$(332)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended
	March 31,
	March 31,	March 31,
	2008	2007

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(140)	$(7)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	231	(18)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—

Total reclassifications of realized (gains) losses on derivative and hedging activities	91	(25)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(364)	(332)

Gains (losses) on derivative and hedging activities, net	$(273)	$(357)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months
	Ended
	March 31,
	2008	2007

Floor Income Contracts	$(295)	$5

Equity forward contracts	—	(412)

Basis swaps	(132)	60

Other	63	15

Total unrealized gains (losses) on derivative and hedging activities, net	$(364)	$(332)

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$32	$—
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(38)	(39)

Total “Core Earnings” Floor Income adjustments	$(6)	$(39)

4) Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. For the three months ended March 31, 2008 and 2007, goodwill and intangible impairment and the amortization of acquired intangibles totaled $15 million and $24 million, respectively. The change from the year-ago period is mostly due to impairments recognized. In the first quarter of 2007, we recognized intangible impairments of $9 million in connection with certain tax exempt bonds previously acquired through the purchase of certain subsidiaries. We did not recognize any impairment in the first quarter of 2008.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire FFELP loans and Private Education Loans. Most of our Private Education Loans are made in conjunction with a FFELP loan and as a result are marketed through the same marketing channels as FFELP loans. While FFELP loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both the FFELP loans and Private Education Loans.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months		Increase
	Ended		(Decrease)
	March 31,		2008 vs.
	2008	2007	2007

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$494	$695	(29)%
FFELP Consolidation Loans	989	1,331	(26)
Private Education Loans	749	658	14
Other loans	23	28	(18)
Cash and investments	142	162	(12)

Total “Core Earnings” interest income	2,397	2,874	(17)
Total “Core Earnings” interest expense	1,824	2,220	(18)

Net “Core Earnings” interest income	573	654	(12)
Less: provisions for loan losses	181	198	(9)

Net “Core Earnings” interest income after provisions for loan losses	392	456	(14)
Other income	44	44	—
Restructuring expenses	15	—	100
Operating expenses	164	171	(4)

Total expenses	179	171	5

Income before income taxes and minority interest in net earnings of subsidiaries	257	329	(22)
Income tax expense	94	122	(23)

“Core Earnings” net income	$163	$207	(21)%

Net Interest Income

Changes in net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three months ended March 31, 2008 and 2007. This table reflects the net interest margin for all on-balance sheet assets. It is included in the Lending business segment discussion because this segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2008		2007
	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$38,349	4.87%	$26,885	6.80%
FFELP Consolidation Loans	73,800	4.56	63,260	6.51
Private Education Loans	17,192	10.38	11,354	12.09
Other loans	1,194	7.87	1,365	8.31
Cash and investments	12,264	4.06	7,958	5.81

Total interest-earning assets	142,799	5.33%	110,822	7.12%

Non-interest-earning assets	9,546		9,095

Total assets	$152,345		$119,917

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$35,975	4.77%	$3,220	5.89%
Long-term borrowings	107,666	4.44	107,950	5.58

Total interest-bearing liabilities	143,641	4.52%	111,170	5.59%

Non-interest-bearing liabilities	3,462		4,483
Stockholders’ equity	5,242		4,264

Total liabilities and stockholders’ equity	$152,345		$119,917

Net interest margin		.78%		1.51%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
	Increase	Attributable to Change in
	(Decrease)	Rate	Volume

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007
Interest income	$(54)	$(670)	$616
Interest expense	84	(405)	489

Net interest income	$(138)	$(265)	$127

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of on-balance sheet interest-earning assets, before provisions for loan losses.

	Three Months Ended March 31,
	2008	2007

Student loan spread(1)(2)	.96%	1.64%
Other asset spread(1)(3)	.02	.18

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	.87	1.51
Less: 2008 Asset-Backed Financing Facilities fees	(.09)	—

Net interest margin	.78%	1.51%

(1)	Before certain commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities Fees.” (see “LIQUIDITY AND CAPITAL RESOURCES” for a further discussion).

(2)  Composition of student loan spread:

Student loan yield, before Floor Income	6.13%	8.15%
Gross Floor Income	.36	.02
Consolidation Loan Rebate Fees	(.59)	(.66)
Repayment Borrower Benefits	(.12)	(.13)
Premium and discount amortization	(.35)	(.17)

Student loan net yield	5.43	7.21
Student loan cost of funds	(4.47)	(5.57)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	.96%	1.64%

(3)   Comprised of investments, cash and other loans.

Net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2008 decreased 64 basis points from the first quarter of 2007. This decrease primarily relates to the following discussions of changes in the on-balance sheet student loan and other asset spreads. The student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the two periods.

Student Loan Spread — On-Balance Sheet

An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on the student loan assets and the interest paid on the debt funding those assets. The student loan spread is impacted by changes in its various components, as reflected in footnote (2) to the “Net Interest Margin — On-Balance Sheet” table above. Gross Floor Income is impacted by interest rates and the percentage of the FFELP loan portfolio eligible to earn Floor Income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally impacted by the terms of the Repayment Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally impacted by the prices previously paid for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also impacted by prepayment behavior of the underlying loans.

The student loan spread, before 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2008 decreased 68 basis points from the first quarter of 2007, primarily due to the increase in premium amortization (see ‘‘‘Core Earnings’ Basis Student Loan Spread” below for a further discussion) and an increase in our cost of funds. Our cost of funds for on-balance sheet student loans excludes the impact of basis swaps that economically hedge the re-pricing and basis mismatch between our funding and student loan asset indices, but do not receive hedge accounting treatment under SFAS No. 133. We extensively use basis swaps to manage our basis risk associated with our interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges, and as a result, are required to be accounted for in the “gains (losses) on derivatives and hedging activities, net” line on the income statement, as opposed to being accounted for in interest expense. As a result, these basis swaps are not considered in the calculation of the cost of funds in the table above and therefore, in times of volatile movements of interest rates like those experienced in the first quarter of 2008, the student loan spread can significantly change. See “‘Core Earnings’ Net Interest Margin” in the following table, which reflects these basis swaps in interest expense, and demonstrates the economic hedge effectiveness of these basis swaps.

Partially offsetting these decreases to the student loan spread was an increase in Gross Floor Income due to the significant decrease in interest rates during the first quarter of 2008.

Other Asset Spread — On-Balance Sheet

The other asset spread is comprised of cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage credit risk and maintain available cash balances. The other asset spread for the first quarter of 2008 decreased 16 basis points from the year-ago quarter. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment under SFAS No. 133 and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below.

“Core Earnings” Net Interest Margin

The following table analyzes the earnings from our portfolio of Managed interest-earning assets on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment”). The “‘Core Earnings’ Net Interest Margin” presentation and certain components used in the calculation differ from the “Net Interest Margin — On-Balance Sheet” presentation. The “Core Earnings” presentation, when compared to our on-balance sheet presentation, is different in that it:

•	includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Borrower Benefits yield adjustments;

•	includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as SFAS No. 133 hedges are recorded as part of the “gain (loss) on derivative and hedging activities, net” line item on the income statement and are therefore not recognized in the on-balance sheet student loan spread. Under this presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our written Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense;

•	excludes unhedged Floor Income earned on the Managed student loan portfolio; and

•	includes the amortization of upfront payments on Floor Income Contracts in student loan income that we believe are economically hedging the Floor Income.

The following table reflects the “Core Earnings” net interest margin, before provisions for loan losses.

	Three Months Ended March 31,
	2008	2007

“Core Earnings” basis student loan spread(1):
FFELP loan spread	.59%	1.08%
Private Education Loan spread(2)	5.35	5.28

Total “Core Earnings” basis student loan spread(3)	1.46	1.77
“Core Earnings” basis other asset spread(1)(4)	(.27)	.20

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.31	1.64
Less: 2008 Asset-Backed Financing Facilities fees	(.07)	—

“Core Earnings” net interest margin	1.24%	1.64%

(1)	Before certain commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities Fees” (see “LIQUIDITY AND CAPITAL RESOURCES” for a further discussion).
(2)	“Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provisions for loan losses	3.26%	2.10%
(3)	Composition of “Core Earnings” basis student loan spread:
	“Core Earnings” basis student loan spread yield	6.35%	8.31%
	Consolidation Loan Rebate Fees	(.55)	(.58)
	Borrower Benefits	(.11)	(.11)
	Premium and discount amortization	(.36)	(.17)

	“Core Earnings” basis student loan net yield	5.33	7.45
	“Core Earnings” basis student loan cost of funds	(3.87)	(5.68)

	“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.46%	1.77%

(4)	Comprised of investments, cash and other loans.

The “Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2008 decreased 33 basis points from the year-ago quarter. This decrease primarily relates to the following discussions of changes in the “Core Earnings” basis student loan and other asset spreads. The Managed student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the two periods.

“Core Earnings” Basis Student Loan Spread

An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on the student loan assets and the interest paid on the debt funding those assets. The “Core Earnings” basis student loan spread before the 2008 Asset-Backed Financing Facilities fees for the first quarter of 2008 decreased 31 basis points from the year-ago quarter, primarily due to the 19 basis point increase in premium amortization as a result of the Company’s decision to cease consolidating FFELP loans for the foreseeable future, which resulted in a one-time, cumulative catch-up adjustment in premium amortization expense, due to shortening the assumed average lives of Stafford loans, which previously had an assumption that a portion of the underlying Stafford loans would consolidate internally which extends the average life of such loans. Consolidation Loans generally have longer terms to maturity than Stafford loans. The “Core Earnings” basis student loan spread has also been negatively impacted by an increase in our cost of funds (an increase in the credit spread on our debt) during the last year due to the current credit environment.

The “Core Earnings” basis FFELP loan spread declined in the first quarter of 2008 compared to the year-ago quarter, primarily as the mix of the FFELP loan portfolio shifted toward lower yielding FFELP Consolidation Loans and toward loans originated subsequent to October 1, 2007 which have lower legislated yields as a result of the CCRAA. The “Core Earnings” basis FFELP loan spread also declined due to the premium amortization adjustment in the first quarter of 2008 discussed above. The “Core Earnings” basis Private Education Loan spread before provision remained stable. The changes in the “Core Earnings” basis Private Education Loan spread after provision for the current and year-ago quarters was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below (see “Allowance for Managed Private Education Loan Losses”).

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is comprised of cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for the first quarter of 2008 decreased 47 basis points from the year-ago quarter. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. The significant decrease from the year-ago quarter is mostly due to the other assets’ indices resetting more frequently than the debt funding those assets. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. Interest rates increased during the year-ago quarter and decreased during the current quarter.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances, net

	March 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet:
In-school	$16,732	$—	$16,732	$8,079	$24,811
Grace and repayment	22,498	72,582	95,080	10,333	105,413

Total on-balance sheet, gross	39,230	72,582	111,812	18,412	130,224
On-balance sheet unamortized premium/(discount)	989	1,328	2,317	(496)	1,821
On-balance sheet allowance for losses	(51)	(42)	(93)	(939)	(1,032)

Total on-balance sheet, net	40,168	73,868	114,036	16,977	131,013

Off-balance sheet:
In-school	901	—	901	2,923	3,824
Grace and repayment	8,006	15,777	23,783	10,978	34,761

Total off-balance sheet, gross	8,907	15,777	24,684	13,901	38,585
Off-balance sheet unamortized premium/(discount)	123	468	591	(355)	236
Off-balance sheet allowance for losses	(19)	(8)	(27)	(332)	(359)

Total off-balance sheet, net	9,011	16,237	25,248	13,214	38,462

Total Managed	$49,179	$90,105	$139,284	$30,191	$169,475

% of on-balance sheet FFELP	35%	65%	100%
% of Managed FFELP	35%	65%	100%
% of total	29%	53%	82%	18%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	December 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$14,390	$—	$14,390	$6,735	$21,125
Grace and repayment	20,469	72,306	92,775	9,437	102,212

Total on-balance sheet, gross	34,859	72,306	107,165	16,172	123,337
On-balance sheet unamortized premium/(discount)	915	1,344	2,259	(468)	1,791
On-balance sheet allowance for losses	(48)	(41)	(89)	(886)	(975)

Total on-balance sheet, net	35,726	73,609	109,335	14,818	124,153

Off-balance sheet:
In-school	1,004	—	1,004	3,117	4,121
Grace and repayment	8,334	15,968	24,302	11,082	35,384

Total off-balance sheet, gross	9,338	15,968	25,306	14,199	39,505
Off-balance sheet unamortized premium/(discount)	154	482	636	(355)	281
Off-balance sheet allowance for losses	(20)	(9)	(29)	(334)	(363)

Total off-balance sheet, net	9,472	16,441	25,913	13,510	39,423

Total Managed	$45,198	$90,050	$135,248	$28,328	$163,576

% of on-balance sheet FFELP	33%	67%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Average Balances (net of unamortized premium/discount):

	Three Months Ended March 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$38,349	$73,800	$112,149	$17,192	$129,341
Off-balance sheet	9,260	16,339	25,599	13,564	39,163

Total Managed	$47,609	$90,139	$137,748	$30,756	$168,504

% of on-balance sheet FFELP	34%	66%	100%
% of Managed FFELP	35%	65%	100%
% of Total	28%	54%	82%	18%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Three Months Ended March 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$26,885	$63,260	$90,145	$11,354	$101,499
Off-balance sheet	13,920	18,022	31,942	12,721	44,663

Total Managed	$40,805	$81,282	$122,087	$24,075	$146,162

% of on-balance sheet FFELP	30%	70%	100%
% of Managed FFELP	33%	67%	100%
% of Total	28%	56%	84%	16%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after March 31, 2008 and 2007, based on interest rates as of those dates.

	March 31, 2008			March 31, 2007
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$94.6	$16.5	$111.1	$72.4	$19.6	$92.0
Off-balance sheet student loans	15.7	8.9	24.6	17.2	12.9	30.1

Managed student loans eligible to earn Floor Income	110.3	25.4	135.7	89.6	32.5	122.1
Less: Post March 31, 2006 disbursed loans required to rebate Floor Income	(52.5)	(1.5)	(54.0)	(29.4)	(1.5)	(30.9)
Less: economically hedged Floor Income Contracts	(25.7)	(17.1)	(42.8)	(16.3)	—	(16.3)

Net Managed student loans eligible to earn Floor Income	$32.1	$6.8	$38.9	$43.9	$31.0	$74.9

Net Managed student loans earning Floor Income as of March 31,	$1.9	$6.8	$8.7	$2.1	$.2	$2.3

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans whose Fixed-Rate Floor Income has already been economically hedged through Floor Income Contracts for the period April 1, 2008 to March 31, 2013. These loans are both on and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	April 1, 2008 to
(Dollars in billions)	December 31, 2008	2009	2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$26	$21	$19	$16	$16	$4

Private Education Loans

Activity in the Allowance for Private Education Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the three months ended March 31, 2008 and 2007.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008	2007

Allowance at beginning of period	$886	$308	$334	$86	$1,220	$394
Provision for Private Education Loan losses	119	142	41	47	160	189
Charge-offs	(84)	(82)	(47)	(23)	(131)	(105)
Recoveries	10	7	2	—	12	7

Net charge-offs	(74)	(75)	(45)	(23)	(119)	(98)
Reclassification of interest reserve(1)	8	—	2	—	10	—

Balance before securitization of Private Education Loans	939	375	332	110	1,271	485
Reduction for securitization of Private Education Loans	—	(6)	—	6	—	—

Allowance at end of period	$939	$369	$332	$116	$1,271	$485

Net charge-offs as a percentage of average loans in repayment (annualized)	4.21%	6.27%	2.43%	1.35%	3.29%	3.40%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	3.59%	5.76%	1.99%	1.18%	2.75%	3.03%
Allowance as a percentage of the ending total loan balance	5.10%	3.49%	2.39%	.78%	3.93%	1.91%
Allowance as a percentage of ending loans in repayment	12.70%	7.58%	4.44%	1.69%	8.54%	4.14%
Average coverage of net charge-offs (annualized)	3.14	1.21	1.83	1.25	2.65	1.22
Ending total loans, gross	$18,412	$10,581	$13,901	$14,807	$32,313	$25,388
Average loans in repayment	$7,096	$4,859	$7,466	$6,815	$14,562	$11,674
Ending loans in repayment	$7,388	$4,867	$7,482	$6,839	$14,870	$11,706

(1)	Represents the amount of uncollectible interest, initially reserved within interest income, that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest reserve was reversed in interest income and then included in the provision within the allowance for loan losses. This amount was $3 million for the quarter ended March 31, 2007 on a Managed Basis. This change in presentation results in no impact to net income.

All Private Education Loans are initially acquired on-balance sheet. In securitizations of Private Education Loans that are treated as sales, the loans are no longer owned by us and are accounted for off-balance sheet. For our Managed Basis presentation in the table above, when Private Education Loans are sold to securitization trusts, we reduce the on-balance sheet allowance for loan losses for amounts previously provided and re-establish the allowance for these loans in the off-balance sheet section. The total allowance of both on-balance sheet and off-balance sheet loan losses results in the Managed Basis allowance for loan losses. The off-balance sheet allowance is lower than the on-balance sheet allowance when measured as a percentage of ending loans in repayment because of the different mix of loans on-balance sheet and off-balance sheet.

When Private Education Loans in our securitized trusts that settled before September 30, 2005, become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss (which is reflected in losses on loans and securities, net in the income statement) for the difference in the par value paid and the fair market value of the loan at the time of purchase. We account for these loans in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Revenue is recognized over the anticipated remaining life of the loan based upon the amount and timing of anticipated cash flows. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged off in the month in which the loan is 212 days delinquent. We do not hold the contingent call option for all trusts settled after September 30, 2005 and as such, the loans are charged off in these trusts.

When measured as a percentage of ending loans in repayment, the off-balance sheet allowance for loan losses is lower than the on-balance sheet percentage because of the different mix of loans on-balance sheet and off-balance sheet.

Allowance for Managed Private Education Loan Losses

Due to the seasoning of the Managed Private Education Loan portfolio, shifts in its mix and certain economic factors, we expected and have seen charge-off rates increase from the historically low levels experienced prior to 2007. This increase was significantly impacted by other factors. Toward the end of 2006 and through mid-2007, we experienced lower pre-default collections. In the second half of 2006, we relocated responsibility for certain Private Education Loan collections from our Nevada call center to a new call center in Indiana. This transfer presented unexpected operational challenges that resulted in lower collections. In addition, in late 2006, we revised certain procedures, including our use of forbearance, to better optimize long-term collection strategies. These developments resulted in lower pre-default collections, higher later stage delinquency levels and higher charge-offs. Due to the remedial actions in place, we anticipate the negative trends caused by the operational difficulties will improve in 2008, evidence of which can be seen in the reduction in the net charge-offs as a percentage of average loans in repayment (and forbearance) in the current quarter as compared to the year-ago quarter. At the same time, as discussed further below, offsetting factors exist that are expected to result in increased levels of charge-offs beyond the first quarter of 2008.

In the fourth quarter of 2007, the Company recorded provision expense of $667 million related to the Managed Private Education Loan portfolio. This significant increase in provision compared to the first quarter of 2008 and to prior quarters primarily relates to the non-traditional portion of our loan portfolio which the Company had been expanding over the past few years. The non-traditional portfolio is particularly impacted by the weakening U.S. economy, as evidenced by recently released economic indicators, certain credit-related trends in the Company’s portfolio and a further tightening of forbearance practices. The Company has recently terminated these non-traditional loan programs because the performance of these loans is materially different from its original expectations and from the rest of the Company’s Private Education Loan programs. The Company charges off loans after 212 days of delinquency. Accordingly, the Company believes that charge-offs occurring late in 2007 represented losses incurred at the onset of the current economic downturn and do not incorporate the full effect of the general economic downturn that became evident in the fourth quarter of 2007. In addition, the Company has historically been able to mitigate its losses during varying economic environments through the use of forbearance and other collection management strategies. With the continued weakening of the U.S. economy, and the projected continued recessionary conditions, the Company believes that those strategies as they relate to the non-traditional portion of the loan portfolio will not be as effective as they have been in the past. For these reasons, the Company recorded the additional provision in the fourth quarter of 2007, and this is the primary reason that the allowance as a percentage of the ending total loan balance and as a percentage of ending loans in repayment is significantly higher at March 31, 2008 versus March 31, 2007.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at March 31, 2008 and December 31, 2007.

	March 31, 2008			December 31, 2007
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans, gross	$27,502	$4,811	$32,313	$25,791	$4,580	$30,371
Ending loans in repayment	12,683	2,187	14,870	12,711	2,155	14,866
Private Education Loan allowance for losses	469	801	1,271	438	782	1,220
Net charge-offs as a percentage of average loans in repayment(1)	1.7%	12.9%	3.3%	1.5%	11.9%	3.1%
Allowance as a percentage of total ending loan balance	1.7%	16.7%	3.9%	1.7%	17.1%	4.0%
Allowance as a percentage of ending loans in repayment	3.7%	36.6%	8.5%	3.5%	36.3%	8.2%
Average coverage of net charge-offs(1)	2.2	3.0	2.7	2.6	3.3	3.0
Delinquencies as a percentage of Private Education Loans in repayment	4.6%	23.3%	7.4%	5.2%	26.3%	8.3%
Loans in forbearance as a percentage of loans in repayment and forbearance	15.5%	21.4%	16.4%	12.8%	19.4%	13.9%

(1)	Annualized for the quarter ended March 31, 2008; full year actuals for the year ended December 31, 2007.

Private Education Loan Delinquencies

The tables below present our Private Education Loan delinquency trends as of March 31, 2008 and 2007. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	March 31,		March 31,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$9,743		$5,220
Loans in forbearance(2)	1,281		494
Loans in repayment and percentage of each status:
Loans current	6,649	90.0%	4,260	87.5%
Loans delinquent 31-60 days(3)	261	3.5	184	3.8
Loans delinquent 61-90 days(3)	148	2.0	131	2.7
Loans delinquent greater than 90 days(3)	330	4.5	292	6.0

Total Private Education Loans in repayment	7,388	100%	4,867	100%

Total Private Education Loans, gross	18,412		10,581
Private Education Loan unamortized discount	(496)		(363)

Total Private Education Loans	17,916		10,218
Private Education Loan allowance for losses	(939)		(369)

Private Education Loans, net	$16,977		$9,849

Percentage of Private Education Loans in repayment		40.1%		46.0%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%		12.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		14.8%		9.2%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	March 31,		March 31,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,780		$6,821
Loans in forbearance(2)	1,639		1,147
Loans in repayment and percentage of each status:
Loans current	7,128	95.3%	6,475	94.7%
Loans delinquent 31-60 days(3)	151	2.0	145	2.1
Loans delinquent 61-90 days(3)	75	1.0	88	1.3
Loans delinquent greater than 90 days(3)	128	1.7	131	1.9

Total Private Education Loans in repayment	7,482	100%	6,839	100%

Total Private Education Loans, gross	13,901		14,807
Private Education Loan unamortized discount	(355)		(339)

Total Private Education Loans	13,546		14,468
Private Education Loan allowance for losses	(332)		(116)

Private Education Loans, net	$13,214		$14,352

Percentage of Private Education Loans in repayment		53.8%		46.2%

Delinquencies as a percentage of Private Education Loans in repayment		4.7%		5.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		18.0%		14.3%

	Managed Basis Private Education
	Loan Delinquencies
	March 31,		March 31,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$14,523		$12,041
Loans in forbearance(2)	2,920		1,641
Loans in repayment and percentage of each status:
Loans current	13,777	92.6%	10,735	91.7%
Loans delinquent 31-60 days(3)	412	2.8	329	2.8
Loans delinquent 61-90 days(3)	223	1.5	219	1.9
Loans delinquent greater than 90 days(3)	458	3.1	423	3.6

Total Private Education Loans in repayment	14,870	100%	11,706	100%

Total Private Education Loans, gross	32,313		25,388
Private Education Loan unamortized discount	(851)		(702)

Total Private Education Loans	31,462		24,686
Private Education Loan allowance for losses	(1,271)		(485)

Private Education Loans, net	$30,191		$24,201

Percentage of Private Education Loans in repayment		46.0%		46.1%

Delinquencies as a percentage of Private Education Loans in repayment		7.4%		8.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		16.4%		12.3%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Forbearance — Managed Basis Private Education Loans

Borrowers use the proceeds of Private Education Loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, borrowers’ repayment capability improves between the time the loan is made and the time they enter the post-education work force. We generally allow the loan repayment period on traditional higher education Private Education Loans to begin six months after the borrower leaves school (consistent with our FFELP loans). This provides the borrower time after graduation to obtain a job to service the debt. For borrowers that need more time or experience hardships, we permit additional delays in payment or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower’s ability to repay the loan. Forbearance is also granted to borrowers who may experience temporary hardship after entering repayment, when we believe that it will increase the likelihood of ultimate collection of the loan. Such forbearance is granted within established policies that include limits on the number of forbearance months granted consecutively and limits on the total number of forbearance months granted over the life of the loan. In some instances of forbearance, we require good-faith payments or continuing partial payments. Exceptions to forbearance policies are permitted in limited circumstances and only when such exceptions are judged to increase the likelihood of ultimate collection of the loan.

Forbearance does not grant any reduction in the total repayment obligation (principal or interest) but does allow for the temporary cessation of borrower payments (on a prospective and/or retroactive basis) or a reduction in monthly payments for an agreed period of time. The forbearance period extends the original term of the loan. While a loan is in forbearance, interest continues to accrue and is capitalized as principal upon the loan re-entering repayment status. Loans exiting forbearance into repayment status are considered current regardless of their previous delinquency status.

Forbearance is used most heavily immediately after the loan enters repayment. A significant portion of our borrower population enters repayment status late in the fourth quarter (six months after the typical graduation timeframe) and, as a result, forbearance levels are generally at higher levels in the first quarter. As indicated in the tables below that show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At March 31, 2008, loans in forbearance as a percentage of loans in repayment and forbearance are 21.7 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 5.8 percent for loans that have been in repayment more than 48 months. Approximately 77.7 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce.

Forbearance policies were tightened in late 2006 and again in late 2007 and remain under review. The increase in use of forbearance is attributed to both a weakening of the U.S. economy, as previously discussed, as well as improved borrower contact procedures. In the majority of situations forbearance continues to be a positive collection tool for Private Education Loans as we believe it can provide borrowers with sufficient time to obtain employment and income to support their obligations. Our experience has consistently shown that three years after being in forbearance status for the first time, over 75 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and less than eight percent have charged off. However, as discussed earlier, we believe that forbearance will be less effective for non-traditional loans during a weakened U.S. economy. Loans in forbearance are reserved commensurate with the default expectation of this specific loan status.

The tables below show the composition and status of the Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Mar. 31,
March 31, 2008	Months	Months	48 Months	2008(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$14,523	$14,523
Loans in forbearance	2,268	482	170		2,920
Loans in repayment — current	7,636	3,573	2,568		13,777
Loans in repayment — delinquent 31-60 days	214	127	71		412
Loans in repayment — delinquent 61-90 days	127	63	33		223
Loans in repayment — delinquent greater than 90 days	233	147	78		458

Total	$10,478	$4,392	$2,920	$14,523	$32,313

Unamortized discount					(851)
Allowance for loan losses					(1,271)

Total Managed Private Education Loans, net					$30,191

Loans in forbearance as a percentage of loans in repayment and forbearance	21.7%	11.0%	5.8%	—%	16.4%

(1)	Includes all loans in-school/grace/deferment.

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Mar. 31,
March 31, 2007	Months	Months	48 Months	2007(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$12,041	$12,041
Loans in forbearance	1,314	242	85	—	1,641
Loans in repayment — current	6,154	2,614	1,967	—	10,735
Loans in repayment — delinquent 31-60 days	193	81	55	—	329
Loans in repayment — delinquent 61-90 days	144	47	28	—	219
Loans in repayment — delinquent greater than 90 days	212	130	81	—	423

Total	$8,017	$3,114	$2,216	$12,041	$25,388

Unamortized discount					(702)
Allowance for loan losses					(485)

Total Managed Private Education Loans, net					$24,201

Loans in forbearance as a percentage of loans in repayment and forbearance	16.4%	7.8%	3.8%	—%	12.3%

(1)	Includes all loans in-school/grace/deferment.

The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 4 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	March 31,		March 31,
	2008		2007
	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total

Up to 12 months	$2,059	71%	$1,219	74%
13 to 24 months	738	25	374	23
More than 24 months	123	4	48	3

Total	$2,920	100%	$1,641	100%

FFELP Loans

Delinquencies

The tables below present our FFELP loan delinquency trends as of March 31, 2008 and 2007. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	March 31,		March 31,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$34,997		$27,149
Loans in forbearance(2)	11,932		9,082
Loans in repayment and percentage of each status:
Loans current	55,698	85.8%	48,991	86.5%
Loans delinquent 31-60 days(3)	3,176	4.9	2,608	4.6
Loans delinquent 61-90 days(3)	1,643	2.5	1,497	2.6
Loans delinquent greater than 90 days(3)	4,366	6.8	3,550	6.3

Total FFELP loans in repayment	64,883	100%	56,646	100%

Total FFELP loans, gross	111,812		92,877
FFELP loan unamortized premium	2,317		1,877

Total FFELP loans	114,129		94,754
FFELP loan allowance for losses	(93)		(22)

FFELP loans, net	$114,036		$94,732

Percentage of FFELP loans in repayment		58.0%		61.0%

Delinquencies as a percentage of FFELP loans in repayment		14.2%		13.5%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		13.8%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	March 31,		March 31,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,966		$6,955
Loans in forbearance(2)	3,173		3,493
Loans in repayment and percentage of each status:
Loans current	13,475	81.4%	15,714	79.1%
Loans delinquent 31-60 days(3)	889	5.4	1,126	5.7
Loans delinquent 61-90 days(3)	500	3.0	724	3.6
Loans delinquent greater than 90 days(3)	1,682	10.2	2,314	11.6

Total FFELP loans in repayment	16,546	100%	19,878	100%

Total FFELP loans, gross	24,685		30,326
FFELP loan unamortized premium	591		714

Total FFELP loans	25,276		31,040
FFELP loan allowance for losses	(28)		(12)

FFELP loans, net	$25,248		$31,028

Percentage of FFELP loans in repayment		67.0%		65.6%

Delinquencies as a percentage of FFELP loans in repayment		18.6%		20.9%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.1%		14.9%

	Managed Basis FFELP
	Loan Delinquencies
	March 31,		March 31,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$39,963		$34,104
Loans in forbearance(2)	15,105		12,575
Loans in repayment and percentage of each status:
Loans current	69,173	85.0%	64,705	84.5%
Loans delinquent 31-60 days(3)	4,065	5.0	3,734	4.9
Loans delinquent 61-90 days(3)	2,143	2.6	2,221	2.9
Loans delinquent greater than 90 days(3)	6,048	7.4	5,864	7.7

Total FFELP loans in repayment	81,429	100%	76,524	100%

Total FFELP loans, gross	136,497		123,203
FFELP loan unamortized premium	2,908		2,591

Total FFELP loans	139,405		125,794
FFELP loan allowance for losses	(121)		(34)

FFELP loans, net	$139,284		$125,760

Percentage of FFELP loans in repayment		59.7%		62.1%

Delinquencies as a percentage of FFELP loans in repayment		15.0%		15.5%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.7%		14.1%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Total Provisions for Loan Losses

The following tables summarize the total provisions for loan losses on both an on-balance sheet basis and a Managed Basis for the three months ended March 31, 2008 and 2007.

Total on-balance sheet loan provisions

	Three Months
	Ended
	March 31,
	2008	2007

Private Education Loans	$119	$142
FFELP Stafford and Other Student Loans	16	6
Mortgage and consumer loans	2	2

Total on-balance sheet provisions for loan losses	$137	$150

Total Managed Basis loan provisions

	Three Months
	Ended
	March 31,
	2008	2007

Private Education Loans	$160	$189
FFELP Stafford and Other Student Loans	19	8
Mortgage and consumer loans	2	1

Total Managed Basis provisions for loan losses	$181	$198

Provision expense for Private Education Loans was previously discussed above (see “Allowance for Managed Private Education Loan Losses”).

Upon the passage of the CCRAA, the Exceptional Performer program (under which qualified lenders received reimbursement on default claims higher than the Risk Sharing) was repealed, which resulted in an increase in our Risk Sharing percentage. Accordingly, our FFELP loan provision increased over the year-ago period.

Total Loan Net Charge-offs

The following tables summarize the total loan net charge-offs on both an on-balance sheet basis and a Managed Basis for the three months ended March 31, 2008 and 2007.

Total on-balance sheet loan net charge-offs

	Three Months Ended
	March 31,
	2008	2007

Private Education Loans	$74	$75
FFELP Stafford and Other Student Loans	11	4
Mortgage and consumer loans	5	2

Total on-balance sheet loan net charge-offs	$90	$81

Total Managed loan net charge-offs

	Three Months
	Ended
	March 31,
	2008	2007

Private Education Loans	$119	$98
FFELP Stafford and Other Student Loans	16	8
Mortgage and consumer loans	5	2

Total Managed loan net charge-offs	$140	$108

The increase in net charge-offs on FFELP Stafford and Other Student Loans for the quarter ended March 31, 2008 versus March 31, 2007, was primarily the result of legislative changes occurring in 2007, which have ultimately lowered the federal guaranty on claims filed to either 97 percent or 98 percent (depending on date of disbursement). See “Allowance for Managed Private Education Loan Losses” for a discussion of net charge-offs related to our Private Education Loans.

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
	Volume	Rate	Volume	Rate

Student loan premiums paid:
Sallie Mae brands	$5,645	1.74%	$4,598	1.41%
Lender partners	2,315	3.03	2,377	2.89

Total Preferred Channel	7,960	2.12	6,975	1.92
Other purchases(1)	207	.60	3,874	5.46

Subtotal base purchases	8,167	2.08	10,849	3.18
Consolidation originations	541	2.24	702	2.28

Total	$8,708	2.09%	$11,551	3.13%

(1)	Primarily includes spot purchases (including Wholesale Consolidation Loans for the three months ended March 31, 2007), other commitment clients, and subsidiary acquisitions.

The increase in premiums paid as a percentage of principal balance for Sallie Mae brands over the prior year is primarily due to the increase in Front-End Borrower Benefits offered where we pay the origination fee and/or federal guaranty fee on behalf of borrowers. As previously discussed, the Company has discontinued paying this fee for loans guaranteed after May 2, 2008. Premiums paid on lender partners volume were similarly impacted by Front-End Borrower Benefits. The borrower origination fee will be gradually phased out through 2010.

Included in “Consolidation originations” is the 0.5 percent FFELP Consolidation Loan origination fee paid on the total balance of new FFELP Consolidation Loans made prior to October 1, 2007 (and 1.0 percent for FFELP Consolidation Loans made after October 1, 2007), including internally consolidated loans from our existing portfolio. The “consolidation originations” premium paid percentage is calculated on only consolidation volume that is incremental to our portfolio. This percentage is largely driven by the mix of internal consolidations. As previously discussed, the Company suspended participation in the federal consolidation loan program in April 2008.

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31, 2008
	FFELP	Private	Total

Preferred Channel	$5,661	$2,299	$7,960
Other commitment clients	185	—	185
Spot purchases	22	—	22
Consolidations from third parties	450	91	541
Consolidations and clean-up calls of off-balance sheet securitized loans	108	169	277
Capitalized interest, premiums and discounts	542	164	706

Total on-balance sheet student loan acquisitions	6,968	2,723	9,691
Consolidations and clean-up calls of off-balance sheet securitized loans	(108)	(169)	(277)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	98	157	255

Total Managed student loan acquisitions	$6,958	$2,711	$9,669

	Three Months Ended
	March 31, 2007
	FFELP	Private	Total

Preferred Channel	$4,775	$2,200	$6,975
Wholesale Consolidations	3,076	—	3,076
Other commitment clients	49	3	52
Spot purchases	746	—	746
Consolidations from third parties	649	53	702
Consolidations and clean-up calls of off-balance sheet securitized loans	1,183	163	1,346
Capitalized interest, premiums and discounts	631	59	690

Total on-balance sheet student loan acquisitions	11,109	2,478	13,587
Consolidations and clean-up calls of off-balance sheet securitized loans	(1,183)	(163)	(1,346)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	153	125	278

Total Managed student loan acquisitions	$10,079	$2,440	$12,519

As shown in the above tables, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

Lending Assets

The following table includes on-balance sheet asset information for our Lending business segment.

	March 31,	December 31,
	2008	2007

FFELP Stafford and Other Student Loans, net	$40,168	$35,726
FFELP Consolidation Loans, net	73,868	73,609
Private Education Loans, net	16,977	14,818
Other loans, net	1,140	1,174
Investments(1)	9,264	14,870
Retained Interest in off-balance sheet securitized loans	2,875	3,044
Other(2)	11,575	8,953

Total assets	$155,867	$152,194

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Preferred Channel Originations

We originated $8.7 billion in student loan volume through our Preferred Channel in the quarter ended March 31, 2008 versus $8.0 billion in the quarter ended March 31, 2007.

For the quarter ended March 31, 2008, our internal lending brands grew 21 percent over the year-ago quarter and comprised 67 percent of our Preferred Channel Originations, up from 60 percent in the year-ago quarter. Our internal lending brands combined with our other lender partners comprised 96 percent of our Preferred Channel Originations for the current quarter, versus 88 percent for the year-ago quarter; together these two segments of our Preferred Channel grew 19 percent over the year-ago quarter.

The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three Months
	Ended
	March 31,
	2008	2007

Preferred Channel Originations — Type of Loan
Stafford	$5,186	$4,601
PLUS	840	920
GradPLUS	241	128

Total FFELP	6,267	5,649
Private Education Loans	2,478	2,362

Total	$8,745	$8,011

	Three Months Ended March 31,
			Increase
	2008	2007	(Decrease)
	FFELP	FFELP	$	%

FFELP Preferred Channel Originations — Source
Internal lending brands	$3,599	$2,719	$880	32%
Other lender partners	2,352	2,050	302	15

Total before JPMorgan Chase	5,951	4,769	1,182	25
JPMorgan Chase	316	880	(564)	(64)

Total	$6,267	$5,649	$618	11%

	Three Months Ended March 31,
	2008	2007	Increase
	Private	Private	(Decrease)
	Education	Education	$	%

Private Education Preferred Channel Originations — Source
Internal lending brands	$2,225	$2,082	$143	7%
Other lender partners	209	208	1	—

Total before JPMorgan Chase	2,434	2,290	144	6
JPMorgan Chase	44	72	(28)	(39)

Total	$2,478	$2,362	$116	5%

	Three Months Ended March 31,
			Increase
	2008	2007	(Decrease)
	Total	Total	$	%

Total Preferred Channel Originations — Source
Internal lending brands	$5,824	$4,801	$1,023	21%
Other lender partners	2,561	2,258	303	13

Total before JPMorgan Chase	8,385	7,059	1,326	19
JPMorgan Chase	360	952	(592)	(62)

Total	$8,745	$8,011	$734	9%

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP loan portfolios.

	On-Balance Sheet
	Three Months Ended March 31, 2008
				Total
	FFELP	FFELP		Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$35,726	$73,609	$109,335	$14,818	$124,153
Net consolidations:
Incremental consolidations from third parties	—	450	450	91	541
Consolidations to third parties	(241)	(71)	(312)	(16)	(328)

Net consolidations	(241)	379	138	75	213
Acquisitions	6,058	352	6,410	2,463	8,873

Net acquisitions	5,817	731	6,548	2,538	9,086

Internal consolidations(2)	(377)	493	116	158	274
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(998)	(965)	(1,963)	(537)	(2,500)

Ending balance	$40,168	$73,868	$114,036	$16,977	$131,013

	Off-Balance Sheet
	Three Months Ended March 31, 2008
				Total
	FFELP	FFELP		Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,472	$16,441	$25,913	$13,510	$39,423
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(52)	(14)	(66)	(31)	(97)

Net consolidations	(52)	(14)	(66)	(31)	(97)
Acquisitions	49	49	98	157	255

Net acquisitions	(3)	35	32	126	158

Internal consolidations(2)	(82)	(34)	(116)	(158)	(274)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(376)	(205)	(581)	(264)	(845)

Ending balance	$9,011	$16,237	$25,248	$13,214	$38,462

	Managed Portfolio
	Three Months Ended March 31, 2008
				Total
	FFELP	FFELP		Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$45,198	$90,050	$135,248	$28,328	$163,576
Net consolidations:
Incremental consolidations from third parties	—	450	450	91	541
Consolidations to third parties	(293)	(85)	(378)	(47)	(425)

Net consolidations	(293)	365	72	44	116
Acquisitions	6,107	401	6,508	2,620	9,128

Net acquisitions	5,814	766	6,580	2,664	9,244

Internal consolidations(2)	(459)	459	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,374)	(1,170)	(2,544)	(801)	(3,345)

Ending balance(3)	$49,179	$90,105	$139,284	$30,191	$169,475

Total Managed Acquisitions(4)	$6,107	$851	$6,958	$2,711	$9,669

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of March 31, 2008, the ending balance includes $3.5 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three Months Ended March 31, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$24,841	$61,324	$86,165	$9,755	$95,920
Net consolidations:
Incremental consolidations from third parties	—	649	649	53	702
Consolidations to third parties	(607)	(233)	(840)	(9)	(849)

Net consolidations	(607)	416	(191)	44	(147)
Acquisitions	5,783	3,494	9,277	2,262	11,539

Net acquisitions	5,176	3,910	9,086	2,306	11,392

Internal consolidations(2)	(975)	1,755	780	149	929
Off-balance sheet securitizations	—	—	—	(1,871)	(1,871)
Repayments/claims/resales/other	(480)	(819)	(1,299)	(490)	(1,789)

Ending balance	$28,562	$66,170	$94,732	$9,849	$104,581

	Off-Balance Sheet
	Three Months Ended March 31, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$15,028	$18,311	$33,339	$12,833	$46,172
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(373)	(71)	(444)	(19)	(463)

Net consolidations	(373)	(71)	(444)	(19)	(463)
Acquisitions	95	58	153	125	278

Net acquisitions	(278)	(13)	(291)	106	(185)

Internal consolidations(2)	(466)	(314)	(780)	(149)	(929)
Off-balance sheet securitizations	—	—	—	1,871	1,871
Repayments/claims/resales/other	(1,014)	(226)	(1,240)	(309)	(1,549)

Ending balance	$13,270	$17,758	$31,028	$14,352	$45,380

	Managed Portfolio
	Three Months Ended March 31, 2007
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$39,869	$79,635	$119,504	$22,588	$142,092
Net consolidations:
Incremental consolidations from third parties	—	649	649	53	702
Consolidations to third parties	(980)	(304)	(1,284)	(28)	(1,312)

Net consolidations	(980)	345	(635)	25	(610)
Acquisitions	5,878	3,552	9,430	2,387	11,817

Net acquisitions	4,898	3,897	8,795	2,412	11,207

Internal consolidations(2)	(1,441)	1,441	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,494)	(1,045)	(2,539)	(799)	(3,338)

Ending balance	$41,832	$83,928	$125,760	$24,201	$149,961

Total Managed Acquisitions(3)	$5,878	$4,201	$10,079	$2,440	$12,519

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007

Late fees and forbearance fees	$37	$35
Gains on sales of mortgages and other loan fees	1	3
Gains on sales of student loans	1	—
Other	5	6

Total other income, net	$44	$44

The Company periodically sells student loans. The timing and amount of loan sales impacts the amount of recognized gains on sales of student loans.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended March 31,
	2008	2007

Sales and originations	$74	$87
Servicing	64	54
Corporate overhead	26	30

Total operating expenses	$164	$171

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. For the three months ended March 31, 2008 and 2007, operating expenses for the Lending business segment totaled $164 million and $171 million, respectively. The decrease in operating expenses in the first quarter of 2008 versus the year-ago period was primarily due to lower consumer and mortgage loan expenses related to the dissolution of a mortgage subsidiary, lower origination and servicing expenses related to the impact of cost reduction initiatives, and lower sales expenses related to the Consolidation Loan and direct-to-consumer marketing channels, offset by increased collection expenses.

APG BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

			% Increase
	Three Months		(Decrease)
	Ended March 31,		2008 vs.
	2008	2007	2007

Contingency fee income	$74	$74	—%
Collections revenue	56	65	(14)
Other fee income	11	13	(15)

Total income	141	152	(7)
Restructuring expenses	1	—	100
Operating expenses	105	93	13

Total expenses	106	93	14
Net interest expense	7	7	—

Income before income taxes and minority interest in net earnings of subsidiaries	28	52	(46)
Income tax expense	10	19	(47)

Income before minority interest in net earnings of subsidiaries	18	33	(45)
Minority interest in net earnings of subsidiaries	—	1	(100)

“Core Earnings” net income	$18	$32	(44)%

The decrease in collections revenue for the first quarter of 2008 versus the year-ago quarter was primarily due to impairments recognized during the current quarter related to purchased paper portfolios. Declines in real estate values, as well as lengthening the assumed lifetime collection period due to the weakening U.S. economy, have resulted in write-downs related to the mortgage purchased paper portfolios. Specifically, the mortgage purchased paper portfolio had impairments of $20 million and $4 million in the quarters ended March 31, 2008 and 2007, respectively. General economic uncertainty has also resulted in lengthening the assumed lifetime collection period related to our non-mortgage, purchased paper portfolios. Specifically, the non-mortgage purchased paper portfolios had impairments of $9 million and $2 million for the quarters ended March 31, 2008 and 2007, respectively.

Revenues from United Student Aid Funds, Inc. (“USA Funds”) represented 30 percent and 29 percent, respectively, of total APG revenue for the three months ended March 31, 2008 and 2007.

At March 31, 2008 and December 31, 2007, the APG business segment had total assets of $2.6 billion.

Purchased Paper — Non-Mortgage

	Three Months
	Ended
	March 31,
	2008	2007

Face value of purchases for the period	$1,529	$1,076
Purchase price for the period	143	102
% of face value purchased	9.4%	9.5%
Gross Cash Collections (“GCC”)	$159	$115
Collections revenue	52	56
Collections revenue as a % of GCC	32%	48%
Carrying value of purchases	$623	$316

The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of face value purchased will vary from quarter to quarter. The decrease in collections revenue as a percentage of GCC in the quarter ended March 31, 2008 compared to the year-ago quarter is primarily due to impairment recognized in the first quarter of 2008 as well as a significant increase in new portfolio purchases in the second half of 2007. Typically, revenue recognition based on a portfolio’s effective interest rate is a lower percentage of cash collections in the early stages of servicing a portfolio.

Purchased Paper — Mortgage/Properties

	Three Months
	Ended
	March 31,
	2008	2007

Face value of purchases for the period	$39	$239
Collections revenue	5	10
Collateral value of purchases	29	248
Purchase price for the period	19	196
Purchase price as a % of collateral fair value	66%	79%
Carrying value of purchases	$1,130	$649
Carrying value of purchases as a % of collateral fair value	77%	76%

The purchase price for sub-performing and non-performing mortgage loans is generally determined as a percentage of the underlying collateral’s fair value, but we also consider a number of factors in pricing mortgage loan portfolios to attain a targeted yield. Therefore, the purchase price as a percentage of collateral fair value can fluctuate depending on the mix of sub-performing versus non-performing mortgages in the portfolio, the projected timeline to resolution of loans in the portfolio and the level of private mortgage insurance associated with particular assets. The purchase price as a percentage of collateral fair value for the quarter ended March 31, 2008, compared to the year-ago quarter, is generally reflective of the overall decrease in purchase prices for such loans. The carrying value of purchases (the basis we carry on our balance sheet) as a percentage of collateral fair value has remained consistent throughout the last year. As the collateral fair value has declined over the past year, the carrying value on our balance sheet has declined proportionately. The decline in actual purchases in the first quarter of 2008, compared to the year-ago quarter, is due to the Company’s decision to be more selective, due to the current liquidity and credit environment that exists.

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our APG business segment.

	March 31,	December 31,
	2008	2007

Contingency:
Student loans	$8,498	$8,195
Other	1,752	1,509

Total	$10,250	$9,704

Operating Expenses — APG Business Segment

For the quarters ended March 31, 2008 and 2007, operating expenses for the APG business segment totaled $105 million and $93 million, respectively. The increase in operating expense from the year-ago quarter is primarily due to higher collection costs associated with successful collections and the increasing balance of both mortgage and non-mortgage purchased paper assets.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

			% Increase
	Three Months		(Decrease)
	Ended March 31,		2008 vs.
	2008	2007	2007

Net interest income (loss) after provisions for loan losses	$1	$(4)	125%
Guarantor servicing fees	35	39	(10)
Loan servicing fees	6	7	(14)
Upromise	26	25	4
Other	19	20	(5)

Total fee and other income	86	91	(5)
Restructuring expenses	5	—	100
Operating expenses	70	68	3

Total expenses	75	68	10
Income before income taxes	12	19	(37)
Income tax expense	5	7	(29)

“Core Earnings” net income	$7	$12	(42)%

The decrease in guarantor servicing fees for the first quarter of 2008 versus the year-ago quarter was primarily due to a decrease in the account maintenance fees earned in the current quarter due to legislative changes effective October 1, 2007 as a result of CCRAA.

USA Funds, the nation’s largest guarantee agency, accounted for 88 percent and 87 percent, respectively, of guarantor servicing fees and 16 percent and 16 percent, respectively, of revenues associated with other products and services for the quarters ended March 31, 2008 and 2007.

At March 31, 2008 and December 31, 2007, the Corporate and Other business segment had total assets of $727 million and $780 million, respectively.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment for the three months ended March 31, 2008 and 2007.

	Three Months
	Ended
	March 31,
	2008	2007

Operating expenses	$23	$29
Upromise	24	21
General and administrative expenses	23	18

Total operating expenses	$70	$68

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantor agencies, as well as information technology expenses related to these functions.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of business acquisitions and our APG purchased paper business, which are discussed separately, our APG contingency collections and Corporate and Other segments are not capital-intensive businesses and as such, a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “LIQUIDITY AND CAPITAL RESOURCES” discussion is concentrated on our Lending segment.

Prior to the announcement of the Merger on April 16, 2007, the Company funded its loan originations primarily with a combination of term asset-backed securitizations and unsecured debt. Upon the announcement of the Merger, credit spreads on our unsecured debt widened considerably, significantly increasing our cost of accessing the unsecured debt markets. As a result, at the present, we fund and in the near term, we expect to continue to fund, our operations primarily through the issuance of student loan asset-backed securities and secured student loan financing facilities, as further described below. We historically have been a regular issuer of term asset-backed securities (“ABS”) in the domestic and international capital markets. We securitized $25.4 billion in student loans in nine transactions in 2007, compared to $32.1 billion in thirteen transactions in 2006. Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings and indentured trusts, comprised 75 percent of our Managed debt outstanding at March 31, 2008, versus 70 percent at March 31, 2007.

More recently, adverse conditions in the securitization markets have reduced our access to and increased the cost of borrowing in the market for student loan asset-backed securities. In the first quarter of 2008, we completed three term ABS transactions totaling $4.7 billion, compared to four securitization transactions totaling $13.0 billion in the first quarter of 2007. Although we expect ABS financing to remain our primary source of funding, we have seen and continue to expect our transaction volumes to be more limited and pricing less favorable than in the past, with significantly reduced opportunities to issue subordinated tranches of ABS. All-in borrowing costs for our $4.8 billion of FFELP term ABS issuances settling in the first quarter of 2008 averaged LIBOR plus .75 percent. All-in borrowing costs for our $5.1 billion of FFELP term ABS issuances settling in April 2008 averaged LIBOR plus 1.55 percent.

In order to meet our financing needs, we are exploring other sources of funding, including unsecured debt, a financing source we have not used to fund our core businesses since the first quarter of 2007. We expect the terms and conditions of new unsecured debt issues, including pricing and covenant requirements, will be less favorable than our recent ABS financings and the unsecured debt we incurred in the past. Our ability to access the unsecured debt market on attractive terms, or at all, will depend on our credit rating and prevailing market conditions.

On April 30, 2007, in connection with the Merger Agreement, we entered into an aggregate interim $30.0 billion asset-backed commercial paper conduit facilities (collectively, the “Interim ABCP Facility”) with Bank of America, N.A., and JPMorgan Chase, N.A., which provided us with significant additional liquidity. The Merger agreement contemplated a significant amount of whole loan sales as a main source of repayment for this Interim ABCP Facility. These whole loan sales did not occur.

The 2008 Asset-Backed Financing Facilities replaced the $30.0 billion Interim ABCP Facility and $6.0 billion ABCP facility in the first quarter of 2008. As of March 31, 2008, the 2008 Asset-Backed Financing Facilities are (i) a $26.0 billion FFELP student loan ABCP conduit facility; (ii) a $5.9 billion Private Education Loan ABCP conduit facility (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”).

The initial term of the 2008 Asset-Backed Financing Facilities is 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities is LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding up-front and unused commitment fees. All-in pricing on the 2008 ABCP Facilities will vary based on usage. The Company currently estimates that the combined, fully utilized all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities including amortized up-front fees and unused commitment fees, is likely to be approximately LIBOR plus 2.15 percent. The 2008 ABCP Facilities will provide funding for certain of the Company’s FFELP and

Private Education Loans until such time as these loans are refinanced in the term ABS markets. Funding under the 2008 ABCP Facilities is subject to usual and customary conditions and commenced in early March. The maximum amount the Company may borrow under the 2008 ABCP Facilities is limited based on certain factors, including market conditions, and was approximately $29.6 billion as of March 31, 2008. In combination with the $2.0 billion 2008 Asset-Backed Loan Facility, the maximum amount that can be borrowed as of March 31, 2008, is $31.6 billion related to the 2008 Asset-Backed Financing Facilities. The 2008 ABCP Facilities are subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities. Borrowings under the 2008 Asset-Backed Financing Facilities are non-recourse to the Company.

The Company has not recently and does not intend to rely on the auction rate securities market as a source of funding. At March 31, 2008, we had $3.3 billion of taxable and $1.7 billion of tax-exempt auction rate securities outstanding on a Managed Basis. In February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, all of our auction rate securities as of March 31, 2008 bear interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of our $1.7 billion of tax-exempt auction rate securities was recently amended to LIBOR plus 2.00 percent through May 31, 2008. After May 31, 2008, the maximum allowable rate on these securities will revert to a formula driven rate, which, if in effect as of March 31, 2008, would have produced various maximum rates of up to 3.87 percent.

In the past, we employed reset rate note structures in conjunction with the issuance of certain tranches of our term asset-backed securities. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the reset rate notes are reset. To date, reset rate notes issued in conjunction with our term ABS have been successfully remarketed on their remarketing date. In the event a reset rate note cannot be remarketed on its remarketing date, the interest rate generally steps up to and remains LIBOR plus 0.75 percent, until such time as the bonds are successfully remarketed. The Company also has the option to repurchase the reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. As of March 31, 2008, on a Managed Basis, the Company had $2.6 billion, $2.1 billion and $2.5 billion of reset rate notes due to be remarketed in the remainder of 2008, 2009 and 2010, and an additional $8.5 billion to be remarketed thereafter.

During the remainder of 2008, we expect to fund our liquidity needs through our cash and investment portfolio, the 2008 Asset-Backed Financing Facilities, the issuance of term ABS and, to a lesser extent, if possible, unsecured debt and other sources. To supplement our funding sources, we maintain an additional $6.5 billion in unsecured revolving credit facilities, of which $1.0 billion matures in October 2008. We have not in the past relied upon, and do not expect to rely on, our $6.5 billion unsecured revolving credit facilities as a primary source of liquidity. Although we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

The following table details our primary sources of liquidity and the available capacity at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	Available Capacity	Available Capacity

Sources of primary liquidity:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$3,822	$7,582
U.S. Treasury-backed securities	541	643
Commercial paper and asset-backed commercial paper	500	1,349
Certificates of deposit	—	600
Other	74	83

Total unrestricted cash and liquid investments(1)(2)	4,937	10,257
Unused commercial paper and bank lines of credit	6,500	6,500
2008 ABCP Facilities(3)	6,933	—
ABCP borrowing capacity	—	5,933
Interim ABCP Facility borrowing capacity	—	4,040

Total sources of primary liquidity	18,370	26,730

Sources of stand-by liquidity:
Unencumbered FFELP loans	19,178	18,731

Total sources of primary and stand-by liquidity	$37,548	$45,461

(1)	Excludes $298 million and $196 million of investments pledged as collateral related to certain derivative positions and $84 million and $93 million of other non-liquid investments classified at March 31, 2008 and December 31, 2007, respectively, as cash and investments on our balance sheet in accordance with GAAP.

(2)	Includes $2.2 billion and $1.3 billion, at March 31, 2008 and December 31, 2007, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(3)	Represents the difference between the maximum amount the Company may borrow under the 2008 ABCP Facilities and the amount outstanding as of March 31, 2008, or $29.6 billion less $22.7 billion outstanding as of that date.

We believe our unencumbered FFELP loan portfolio provides an excellent source of potential or stand-by liquidity because of the well-developed market for securitizations and whole loan sales of government guaranteed student loans. In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At March 31, 2008, we had a total of $50.8 billion of unencumbered assets, including goodwill and acquired intangibles.

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

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at March 31, 2008 and 2007, and average balances and average interest rates of our Managed borrowings for the three months ended March 31, 2008 and 2007. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Pre-tax differences Between ‘Core Earnings’ and GAAP by Business Segment — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of March 31,
	2008			2007
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$10,737	$33,187	$43,924	$3,930	$45,253	$49,183
Indentured trusts (on-balance sheet)	109	2,340	2,449	71	2,793	2,864
ABCP borrowings (on-balance sheet)(1)	24,717	—	24,717	—	4,248	4,248
Securitizations (on-balance sheet)	—	71,025	71,025	—	60,422	60,422
Securitizations (off-balance sheet)	—	40,912	40,912	—	49,245	49,245
Other(2)	2,521	—	2,521	444	—	444

Total	$38,084	$147,464	$185,548	$4,445	$161,961	$166,406

(1)	Includes the 2008 Asset-Backed Loan Facility.

(2)	Includes the short-term liability for cash collateral held by the Company for exposure to derivative counterparties.

Average Balances

	Three Months Ended March 31,
	2008		2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Unsecured borrowings	$43,436	4.11%	$48,239	5.64%
Indentured trusts (on-balance sheet)	2,532	4.84	2,908	4.69
ABCP borrowings (on-balance sheet)(1)	25,881	5.08	4,778	5.63
Securitizations (on-balance sheet)	69,750	3.59	54,826	5.68
Securitizations (off-balance sheet)	41,467	3.83	48,206	5.79
Other	2,042	3.32	419	5.30

Total	$185,108	3.99%	$159,376	5.68%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of May 8, 2008.

	Moody’s	S&P	Fitch

Short-term unsecured debt	P-2(1)	A-3	F3
Long-term senior unsecured debt	Baa2(1)	BBB-	BBB

(1)	Negative outlook.

The table below presents our unsecured on-balance sheet term funding by funding source for the three months ended March 31, 2008 and 2007.

	Debt Issued For
	the Three Months
	Ended		Outstanding at
	March 31,		March 31,
	2008	2007	2008	2007

Convertible debentures	$—	$—	$—	$1,998
Retail notes	—	59	4,169	4,195
Foreign currency denominated notes(1)	—	161	12,808	12,798
Extendible notes	—	—	5,747	5,747
Global notes (Institutional)	—	1,348	19,952	22,476
Medium-term notes (Institutional)	—	—	597	1,796

Total(2)	$—	$1,568	$43,273	$49,010

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

(2)	Excludes brokered deposits balances of $651 million and $173 million at March 31, 2008 and 2007, respectively.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three months ended March 31, 2008 and 2007. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended March 31,
	2008				2007
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	1	2,000	367	18.4

Total securitizations — sales	—	—	$—	—%	1	2,000	$367	18.4%

Securitizations — financings:
FFELP Stafford/PLUS Loans(1)	3	4,700			2	7,004
FFELP Consolidation Loans(1)	—	—			1	4,002

Total securitizations — financings	3	4,700			3	11,006

Total securitizations	3	$4,700			4	$13,006

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing us to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing us to hold an unconditional call option related to a certain percentage of the securitized assets.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of March 31, 2008 and December 31, 2007.

	As of March 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$414	$804	$1,656	$2,874
Underlying securitized loan balance(3)	8,907	15,777	13,901	38,585
Weighted average life	2.8 yrs	7.3 yrs.	6.6 yrs
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-30%	3-8%	1-30%
Life of loan — repayment status	17%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)	.11%	.21%	5.56%
Residual cash flows discount rate	12.0%	9.6%	13.9%

	As of December 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance(3)	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs.	7.4 yrs.	7.0 yrs
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

(1)	Includes $452 million and $283 million related to the fair value of the Embedded Floor Income as of March 31, 2008 and December 31, 2007, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At March 31, 2008 and December 31, 2007, we had unrealized gains (pre-tax) in accumulated other comprehensive income of $0 million and $301 million, respectively, that related to the Retained Interests. As noted in Note 1, “Significant Accounting Policies,” to the consolidated financial statements, the unrealized gain in accumulated other comprehensive income as of December 31, 2007 was reclassified to retained earnings upon the adoption of SFAS No. 159.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $69.1 billion and $65.5 billion of securitized student loans outstanding (face amount) as of March 31, 2008 and December 31, 2007, respectively, in on-balance sheet securitization trusts.

(4)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at March 31, 2008 and December 31, 2007 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Balances, net” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances,” earlier in this section.)

	March 31,	December 31,
	2008	2007

Off-Balance Sheet Assets:
Total student loans, net	$38,462	$39,423
Restricted cash and investments	2,383	2,706
Accrued interest receivable	1,326	1,413

Total off-balance sheet assets	42,171	43,542
Off-Balance Sheet Liabilities:
Debt, par value	41,010	42,192
Debt, unamortized discount and deferred issuance costs	(98)	(104)

Total debt	40,912	42,088
Accrued interest payable	197	305

Total off-balance sheet liabilities	41,109	42,393

Off-Balance Sheet Net Assets	$1,062	$1,149

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

The following table summarizes the components of servicing and securitization revenue for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,	March 31,
	2008	2007

Servicing revenue	$64	$77
Securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	86	106

Servicing and securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	150	183
Embedded Floor Income	62	2
Less: Floor Income previously recognized in gain calculation	(16)	(1)

Net Embedded Floor Income	46	1

Servicing and securitization revenue, before impairment and unrealized fair value adjustment	196	184
Unrealized fair value adjustment(1)	(88)	79
Retained Interest impairment	—	(11)

Total servicing and securitization revenue	$108	$252

Average off-balance sheet student loans	$39,163	$44,663

Average balance of Retained Interest	$2,972	$3,442

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.11%	2.29%

(1)	The Company adopted SFAS No. 155 on January 1, 2007 and SFAS No. 159 on January 1, 2008. SFAS No. 155 required the Company to identify and bifurcate embedded derivatives from the Residual Interest. However, SFAS No. 155 does allow the Company to elect to carry the entire Residual Interest at fair value through earnings rather than bifurcate such embedded derivatives. For the off-balance sheet securitization that settled in 2007, the Company elected to carry the Residual Interest at fair value through earnings. Effective with the Company’s adoption of SFAS No. 159, the Company elected the fair value option on all its Residual Interests and now records all changes in fair value through earnings. Prior to the adoption of SFAS No. 159, changes in fair value on all pre-2007 Residual Interests were recorded in other comprehensive income, pursuant to SFAS No. 115, unless impaired.

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans, Retained Interest impairments, and the fair value adjustment related to those Residual Interests where the Company has elected to carry such Residual Interests at fair value through earnings under SFAS No. 155 and SFAS No. 159, as discussed in the above table.

As previously discussed, the Company adopted SFAS No. 159 on January 1, 2008, and has elected the fair value option on all of the Residual Interests effective January 1, 2008. The Company chose this election in order to record all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115 with changes in fair value recorded through other comprehensive income, except if impaired in which case changes in fair value were recorded through income, or under SFAS No. 155 with all changes in fair value recorded through income. Changes in the fair value of Residual Interests on and after January 1, 2008 are recorded through the income statement. The Company recorded a net unrealized mark-to-market loss of $88 million related to the Residual Interests during the first quarter of 2008. This loss was primarily due to an increase in the cost of funds assumption related to the underlying auction rate securities bonds ($2.3 billion face amount of bonds) within the FFELP ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts (which was a $98 million decrease in fair value) as well as increasing the discount rate assumption related to the Private Education Loan Residual Interest (which was a $74 million decrease in fair value). The Company assumed the underlying auction rate securities bonds would reset at their maximum allowable rate (generally LIBOR plus 150 basis points) through the end of 2008 and then LIBOR plus 75 basis points thereafter. The Company also increased the expected loss assumption related to the Private Education Loan Residuals which decreased the fair value by $51 million. These unrealized losses were partially offset by an unrealized mark-to-market gain related to the Embedded Fixed-Rate Floor Income within the FFELP Consolidation Loan Residual Interests due to the significant decrease in interest rates during the quarter (which was a $184 million increase in fair value).

The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate, for the purpose of arriving at a discount rate in light of the current economic and credit uncertainty that exists in the market as of March 31, 2008. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 175 basis points (from December 31, 2007) to better take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Private Education Loan Residual Interests. This adjustment was primarily based on broker quotes the Company receives detailing changes in credit spreads on the outstanding ABS that are directly senior to our Residual Interest.

The Company recorded impairments to the Retained Interests of $11 million for the quarter ended March 31, 2007. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2008. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the income statement). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$103.5	$—	$103.5
3-month Treasury bill	weekly	7.5	.2	7.3
Prime	annual	.6	—	.6
Prime	quarterly	1.6	—	1.6
Prime	monthly	15.8	—	15.8
PLUS Index	annual	1.6	—	1.6
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.1	103.8	(102.7)
1-month LIBOR(2)	monthly	—	5.0	(5.0)
CMT/CPI index	monthly/quarterly	—	3.8	(3.8)
Non Discrete reset(3)	monthly	—	2.7	(2.7)
Non Discrete reset(4)	daily/weekly	8.3	25.7	(17.4)
Fixed-Rate(5)		19.2	18.0	1.2

Total		$159.2	$159.2	$—

(1)	Funding includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Funding includes a portion of the 2008 ABCP Facility.

(3)	Funding includes auction rate securities.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments. Funding includes a portion of the 2008 ABCP Facility.

(5)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

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

Managed Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$124.7	$11.9	$112.8
3-month Treasury bill	weekly	10.8	8.5	2.3
Prime	annual	1.0	.3	.7
Prime	quarterly	6.9	6.0	.9
Prime	monthly	23.3	14.3	9.0
PLUS Index	annual	2.5	2.5	—
3-month LIBOR(2)	daily	—	102.4	(102.4)
3-month LIBOR	quarterly	.9	4.8	(3.9)
1-month LIBOR(3)	monthly	—	1.6	(1.6)
Non Discrete reset(4)	monthly	—	2.5	(2.5)
Non Discrete reset(5)	daily/weekly	10.8	25.2	(14.4)
Fixed-Rate(6)		13.2	14.1	(.9)

Total		$194.1	$194.1	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $2.5 billion of auction rate securities.

(3)	Funding includes a portion of the 2008 ABCP Facility.

(4)	Funding includes auction rate securities.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments. Funding includes a portion of the 2008 ABCP Facility.

(6)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

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

Weighted Average Life

The following table reflects the weighted average life of our Managed earning assets and liabilities at March 31, 2008.

	On-Balance
(Averages in Years)	Sheet	Managed

Earning assets
Student loans	8.1	8.2
Other loans	4.9	4.9
Cash and investments	.3	.2

Total earning assets	7.5	7.6

Borrowings
Short-term borrowings	.7	.7
Long-term borrowings	6.6	6.4

Total borrowings	5.1	5.2

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the three months ended March 31, 2008 and 2007. Equity forward activity for the three months ended March 31, 2007 is also reported.

	Three Months
	Ended
	March 31,
(Shares in millions)	2008	2007

Common shares repurchased:
Open market	—	—
Equity forwards	—	—
Benefit plans(1)	.3	.2

Total shares repurchased	.3	.2

Average purchase price per share	$19.82	$45.87

Common shares issued	1.2	1.5

Equity forward contracts:
Outstanding at beginning of period	—	48.2
New contracts	—	—
Exercises	—	—

Outstanding at end of period	—	48.2

Authority remaining at end of period for repurchases	38.8	15.7

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on March 31, 2008 was $15.35.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three months ended March 31, 2008 and 2007 and the effect on fair values at March 31, 2008 and December 31, 2007, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the LIBOR index increased 25 basis points while other indices remained constant. Both of these analyses do not consider any potential impairment to our Residual Interests that may result from a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 9, “Student Loan Securitization,” within the Company’s 2007 Annual Report on Form 10-K, which details the potential decrease to the fair value of the Residual Interest that could occur under the referenced interest rate environment.

	Three Months Ended March 31, 2008
					LIBOR Index to
	Interest Rates:				Other Indices
	Change from		Change from
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(6)	(3)%	$(5)	(2)%	$(61)	(31)%
Unrealized gains (losses) on derivative and hedging activities	411	113	872	239	67	18

Increase in net income before taxes	$405	244%	$867	521%	$6	4%

Increase in diluted earnings per common share	$.869	310%	$1.859	664%	$.013	5%

	Three Months Ended March 31, 2007
					LIBOR Index to
	Interest Rates:				Other Indices
	Change from		Change from
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$3	0%	$4	1%	$(41)	(21)%
Unrealized gains (losses) on derivative and hedging activities	133	40	200	60	45	12

Increase in net income before taxes	$136	32%	$204	48%	$4	2%

Increase in diluted earnings per common share	$.214	82%	$.333	128%	$.009	3%

	At March 31, 2008
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP loans	$113,409	$(439)	—%	$(925)	(1)%
Private Education Loans	17,936	—	—	—	—
Other earning assets	10,622	(18)	—	(51)	—
Other assets	17,530	(962)	(5)	(1,974)	(11)

Total assets	$159,497	$(1,419)	(1)%	$(2,950)	(2)%

Liabilities
Interest bearing liabilities	$135,362	$(1,249)	(1)%	$(3,137)	(2)%
Other liabilities	3,377	(78)	(2)	295	9

Total liabilities	$138,739	$(1,327)	(1)%	$(2,842)	(2)%

	At December 31, 2007
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP loans	$111,552	$(303)	—%	$(603)	(1)%
Private Education Loans	17,289	—	—	—	—
Other earning assets	16,321	(20)	—	(59)	—
Other assets	15,092	(887)	(6)	(1,566)	(10)

Total assets	$160,254	$(1,210)	(1)%	$(2,228)	(1)%

Liabilities
Interest bearing liabilities	$141,055	$(1,424)	(1)%	$(3,330)	(2)%
Other liabilities	3,285	392	12	1,471	45

Total liabilities	$144,340	$(1,032)	(1)%	$(1,859)	(1)%

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

During the three months ended March 31, 2008 and 2007, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed-rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) in low interest rate environments our unhedged on-balance sheet loans being in a fixed-rate mode due to the Embedded Floor Income while being funded with variable debt; (iii) a portion of our fixed-rate assets being funded with variable debt and (iv) a portion of our variable assets being funded with fixed debt. Items (i) and (iv) will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, items (ii) and (iii) will generally offset this increase. In the 100 and 300 basis point scenario for the three months ended March 31, 2008, item (ii) had a greater impact due to the decline in interest rates in the first quarter of 2008 than items (i) and (iv) resulting in a net loss. Item (iv) had a bigger impact in both scenarios than items (i) and (ii) for the three months ended March 31, 2007 due to the higher interest rate environment that existed.

Under the scenario in the tables above, where the LIBOR index increases 25 basis points while other indices remain constant, the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Significant Updates to Previously Reported Legal Proceedings

In Chae, et. al. v. SLM Corporation, et. al., (Federal District Court of California), which challenges the Company’s billing practices as they relate to use of the simple daily interest method for calculating interest, on April 28, 2008, the court granted the U.S. Department of Justice’s (the “Justice Department”) motion to intervene as an intervenor/plaintiff in the case. The Justice Department has filed its own complaint requesting the court declare that the billing practices are lawful.

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

In general, the amount, type and cost of our funding, including securitization, other secured financings and unsecured financing from the capital markets and borrowings from financial institutions, have a direct impact on our operating expenses and financial results and can limit our ability to grow our assets.

A number of factors could make such securitization, other secured financings and unsecured financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that have an adverse impact on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that have an adverse impact on the financial services industry, counterparty availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies, and may become increasingly difficult due to economic and other factors. Finally, we compete for funding with other industry participants, some of which are publicly traded. Competition from these institutions may increase our cost of funds.

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

We are also dependent on the 2008 Asset-Backed Financing Facilities to provide funding for our student loans. The 2008 Asset-Backed Financing Facilities are 364-day facilities and will need to be refinanced in February 2009, although our current intention is to be in a position that by February 2009, we will not need to refinance the full amount that was originally borrowed under the facilities. There can be no assurance that we will be able to cost-effectively refinance those facilities, including any potential foreclosure on the student loans under those facilities if we were not able to refinance the facility at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the first quarter of 2008 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .3 million shares for the first quarter of 2008). See Note 7, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased	Share	or Programs	Programs

Period:
January 1 — January 31, 2008	.3	$19.50	—	38.8
February 1 — February 29, 2008	—	—	—	38.8
March 1 — March 31, 2008	—	—	—	38.8

Total first quarter of 2008	.3	$19.82	—

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.30	Retainer Agreement between Anthony P. Terracciano and SLM Corporation effective January 7, 2008
10.31	Employment Agreement between Albert L. Lord and SLM Corporation effective March 20, 2008
10.32	Note Purchase and Security Agreement dated February 29, 2008, among Phoenix Fundings I, UBS Real Estate Securities Inc., and the other parties named therein.
10.33	Note Purchase and Security Agreement dated February 29, 2008, among Rendezvous Funding I and the other parties named therein.
10.34	Note Purchase and Security Agreement dated February 29, 2008, among Bluemont Funding I and the other parties named therein.
10.35	Schedule of Contracts Substantially Identical to EXHIBIT 10.34 in all Material Respects
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION
(Registrant)

By:	/s/ JOHN F. REMONDI
John F. Remondi
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2008