Form 10-Q
period 2008-06-30
SLM CORP
filed 2008-08-07
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2008

Voting common stock, $.20 par value	467,297,700 shares

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also “Appendix A — FEDERAL FAMILY EDUCATION LOAN PROGRAM,” included in SLM Corporation’s (“the Company’s”) 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008, for a further discussion of FFELP and CCRAA.

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

“Core Earnings” — In accordance with the rules and regulations of the SEC, the Company prepares financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating the Company’s GAAP-based financial information, management evaluates the Company’s business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” differs from GAAP. The Company refers to management’s basis of evaluating its segment results as “Core Earnings” presentations for each business segment and refers to these performance measures in its presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” performance measures in operating each business segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

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

See Note 13, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ ” and “— Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment“ for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s Annual Report on Form 10-K and quarterly reports on Form 10-Q, “Core Earnings” has been labeled as “ ’Core’ net income” or “Managed net income” in certain instances.

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

FFELP Stafford and Other Student Loans — Education loans to students or parents of students that are guaranteed or reinsured under FFELP. The loans are primarily Stafford loans but also include PLUS and HEAL loans.

Fixed-Rate Floor Income — The Company refers to Floor Income (see definition below) associated with student loans with borrower rates that are fixed to term (primarily FFELP Consolidation Loans and Stafford Loans originated on or after July 1, 2006) as Fixed-Rate Floor Income.

Floor Income — FFELP loans generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on the SAP formula (see definition below). The Company generally finances its student loan portfolio with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. If interest rates decline to a level at which the borrower rate exceeds the SAP formula rate, the Company continues to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt continues to decline. In these interest rate environments, the Company refers to the additional spread it earns between the fixed borrower rate and the SAP formula rate as Floor Income. Depending on the type of student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, the Company may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, lenders are required to rebate Floor Income to ED for all FFELP loans disbursed on or after April 1, 2006.

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

Residual Interest — When the Company securitizes student loans, it retains the right to receive cash flows from the student loans sold to trusts that it sponsors in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The Residual Interest, which may also include reserve and other cash accounts, is the present value of these future expected cash flows, which includes the present value of any Embedded Fixed-Rate Floor Income described above. The Company values the Residual Interest at the time of sale of the student loans to the trust and as of the end of each subsequent quarter.

Retained Interest — The Retained Interest includes the Residual Interest (defined above) and servicing rights (as the Company retains the servicing responsibilities) for our securitization transactions accounted for as sales.

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

SLM CORPORATION

FORM 10-Q
INDEX
June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $56,882 and $47,518, respectively)	$43,146,711	$35,726,062
FFELP Consolidation Loans (net of allowance for losses of $40,811 and $41,211, respectively)	73,171,342	73,609,187
Private Education Loans (net of allowance for losses of $970,150 and $885,931, respectively)	17,970,556	14,817,725
Other loans (net of allowance for losses of $46,794 and $43,558, respectively)	902,684	1,173,666
Investments
Available-for-sale	2,707,676	2,871,340
Other	82,005	93,040

Total investments	2,789,681	2,964,380
Cash and cash equivalents	5,123,201	7,582,031
Restricted cash and investments	3,701,454	4,600,106
Retained Interest in off-balance sheet securitized loans	2,544,517	3,044,038
Goodwill and acquired intangible assets, net	1,304,941	1,300,689
Other assets	12,907,154	10,747,107

Total assets	$163,562,241	$155,564,991

Liabilities
Short-term borrowings	$37,191,756	$35,947,407
Long-term borrowings	117,920,836	111,098,144
Other liabilities	2,905,165	3,284,545

Total liabilities	158,017,757	150,330,096

Commitments and contingencies

Minority interest in subsidiaries	9,480	11,360

Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Series C: 7.25% mandatory convertible preferred stock; 1,150 and 1,000 shares, respectively, issued at liquidation preference of $1,000 per share	1,150,000	1,000,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 534,010 and 532,493 shares issued, respectively	106,802	106,499
Additional paid-in capital	4,637,731	4,590,174
Accumulated other comprehensive income (net of tax of $35,250 and $124,468, respectively)	61,994	236,364
Retained earnings	855,527	557,204

Stockholders’ equity before treasury stock	7,377,054	7,055,241
Common stock held in treasury: 66,445 and 65,951 shares, respectively	1,842,050	1,831,706

Total stockholders’ equity	5,535,004	5,223,535

Total liabilities and stockholders’ equity	$163,562,241	$155,564,991

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
FFELP Stafford and Other Student Loans	$497,598	$511,300	$962,074	$962,062
FFELP Consolidation Loans	769,664	1,087,254	1,606,320	2,102,100
Private Education Loans	409,323	329,351	852,845	667,772
Other loans	21,355	26,453	44,699	54,426
Cash and investments	70,521	141,524	194,337	255,428

Total interest income	1,768,461	2,095,882	3,660,275	4,041,788
Total interest expense	1,365,918	1,697,229	2,981,363	3,229,319

Net interest income	402,543	398,653	678,912	812,469
Less: provisions for loan losses	143,015	148,200	280,326	298,530

Net interest income after provisions for loan losses	259,528	250,453	398,586	513,939

Other income:
Gains on student loan securitizations	—	—	—	367,300
Servicing and securitization revenue	1,630	132,987	109,272	384,925
Losses on sales of loans and securities, net	(43,583)	(10,921)	(78,249)	(41,888)
Gains (losses) on derivative and hedging activities, net	362,043	821,566	89,247	464,597
Contingency fee revenue	83,790	80,237	169,096	167,559
Collections revenue	26,365	77,092	83,604	142,654
Guarantor servicing fees	23,663	30,273	58,316	69,514
Other	108,728	89,004	202,261	185,437

Total other income	562,636	1,220,238	633,547	1,740,098
Expenses:
Salaries and benefits	167,788	191,632	347,517	377,982
Other operating expenses	185,900	207,168	361,819	376,992
Restructuring expenses	46,740	—	67,418	—

Total expenses	400,428	398,800	776,754	754,974

Income before income taxes and minority interest in net earnings of subsidiaries	421,736	1,071,891	255,379	1,499,063
Income tax expense	153,074	104,724	90,586	414,738

Income before minority interest in net earnings of subsidiaries	268,662	967,167	164,793	1,084,325
Minority interest in net earnings of subsidiaries	2,926	696	2,861	1,701

Net income	265,736	966,471	161,932	1,082,624
Preferred stock dividends	27,391	9,156	56,416	18,249

Net income attributable to common stock	$238,345	$957,315	$105,516	$1,064,375

Basic earnings per common share	$.51	$2.32	$.23	$2.59

Average common shares outstanding	466,649	411,870	466,615	411,457

Diluted earnings per common share	$.50	$1.03	$.23	$1.82

Average common and common equivalent shares outstanding	517,954	452,406	467,316	454,139

Dividends per common share	$—	$—	$—	$.25

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at March 31, 2007	7,300,000	434,586,663	(22,649,966)	411,936,697	$565,000	$86,918	$2,638,334	$300,884	$1,833,359	$(1,047,713)	$4,376,782
Comprehensive income:
Net income									966,471		966,471
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(41,912)			(41,912)
Change in unrealized gains (losses) on derivatives, net of tax								6,416			6,416

Comprehensive income											930,975
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.55 per share)									(6,120)		(6,120)
Issuance of common shares		1,508,640	241	1,508,881		301	46,774			10	47,085
Preferred stock issuance costs and related amortization							161		(161)		—
Tax benefit related to employee stock option and purchase plans							6,826				6,826
Stock-based compensation cost							29,459				29,459
Repurchase of common shares:
Benefit plans			(827,319)	(827,319)						(34,071)	(34,071)

Balance at June 30, 2007	7,300,000	436,095,303	(23,477,044)	412,618,259	$565,000	$87,219	$2,721,554	$265,388	$2,790,674	$(1,081,774)	$5,348,061

Balance at March 31, 2008	8,450,000	533,678,028	(66,301,201)	467,376,827	$1,715,000	$106,736	$4,610,278	$(2,394)	$617,184	$(1,838,637)	$5,208,167
Comprehensive income:
Net income									265,736		265,736
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(8,984)			(8,984)
Change in unrealized gains (losses) on derivatives, net of tax								73,844			73,844
Defined benefit pension plans adjustment								(472)			(472)

Comprehensive income											330,124
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($.88 per share)									(3,511)		(3,511)
Preferred stock, series C ($18.13 per share)									(20,844)		(20,844)
Restricted stock dividend									(2)		(2)
Issuance of common shares		332,150	3,142	335,292		66	6,761			70	6,897
Preferred stock issuance costs and related amortization							161		(161)		—
Tax benefit related to employee stock option and purchase plans							(3,866)				(3,866)
Stock-based compensation cost							24,397				24,397
Repurchase of common shares:
Benefit plans			(146,726)	(146,726)						(3,483)	(3,483)

Balance at June 30, 2008	8,450,000	534,010,178	(66,444,785)	467,565,393	$1,715,000	$106,802	$4,637,731	$61,994	$855,527	$(1,842,050)	$5,535,004

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042
Comprehensive income:
Net income									1,082,624		1,082,624
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(90,100)			(90,100)
Change in unrealized gains (losses) on derivatives, net of tax								6,899			6,899
Defined benefit pension plans adjustment								(522)			(522)

Comprehensive income											998,901
Cash dividends:
Common stock ($.25 per share)									(102,658)		(102,658)
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)
Preferred stock, series B ($3.07 per share)									(12,178)		(12,178)
Issuance of common shares		2,982,321	35,364	3,017,685		596	94,194			1,584	96,374
Preferred stock issuance costs and related amortization							321		(321)		—
Tax benefit related to employee stock option and purchase plans							15,474				15,474
Stock-based compensation cost							46,354				46,354
Cumulative effect of accounting change									(5,761)		(5,761)
Repurchase of common shares:
Benefit plans			(1,016,238)	(1,016,238)						(42,737)	(42,737)

Balance at June 30, 2007	7,300,000	436,095,303	(23,477,044)	412,618,259	$565,000	$87,219	$2,721,554	$265,388	$2,790,674	$(1,081,774)	$5,348,061

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535
Comprehensive income:
Net income									161,932		161,932
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(21,513)			(21,513)
Change in unrealized gains (losses) on derivatives, net of tax								42,270			42,270
Defined benefit pension plans adjustment								(472)			(472)

Comprehensive income											182,217
Cash dividends:
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)
Preferred stock, series B ($2.31 per share)									(8,897)		(8,897)
Preferred stock, series C ($33.23 per share)									(41,446)		(41,446)
Restricted stock dividend									(1,848)		(1,848)
Issuance of common shares		1,517,097	3,142	1,520,239		303	18,704			70	19,077
Issuance of preferred shares, preferred stock issuance costs and related amortization	150,000				150,000		(4,332)		(323)		145,345
Tax benefit related to employee stock option and purchase plans							(10,016)				(10,016)
Stock-based compensation cost							43,201				43,201
Cumulative effect of accounting change related to adoption of
SFAS No. 159								(194,655)	194,655		—
Repurchase of common
shares:
Benefit plans			(496,533)	(496,533)						(10,414)	(10,414)

Balance at June 30, 2008	8,450,000	534,010,178	(66,444,785)	467,565,393	$1,715,000	$106,802	$4,637,731	$61,994	$855,527	$(1,842,050)	$5,535,004

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Operating activities
Net income	$161,932	$1,082,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on student loan securitizations	—	(367,300)
Losses on sales of loans and securities, net	78,249	41,888
Stock-based compensation cost	48,080	52,840
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(64,418)	(125,946)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	—	(383,969)
Provisions for loan losses	280,326	298,530
Minority interest, net	(1,517)	(190)
Mortgage loans originated	(35,455)	(441,376)
Proceeds from sales of mortgage loans	36,400	469,125
Decrease (increase) in purchased paper — mortgage loans	109,720	(400,230)
Decrease in restricted cash-other	1,050	27,059
Decrease (increase) in accrued interest receivable	52,020	(677,935)
(Decrease) increase in accrued interest payable	(166,484)	203,375
Adjustment for non-cash loss/(income) related to Retained Interest	279,900	(10,255)
(Increase) decrease in other assets, goodwill and acquired intangible assets, net	(56,657)	167,801
(Decrease) in other liabilities	(346,220)	(245,656)

Total adjustments	214,994	(1,392,239)

Net cash provided by (used in) operating activities	376,926	(309,615)

Investing activities
Student loans acquired	(15,340,698)	(20,428,723)
Loans purchased from securitized trusts (primarily loan consolidations)	(555,024)	(3,107,240)
Reduction of student loans:
Installment payments	5,268,996	5,791,060
Proceeds from securitization of student loans treated as sales	—	1,976,599
Proceeds from sales of student loans	27,239	777,154
Other loans originated	(931,752)	(1,677,791)
Other loans repaid	1,183,672	1,767,690
Other investing activities, net	(58,287)	(133,358)
Purchases of available-for-sale securities	(72,071,580)	(23,921,722)
Proceeds from sales of available-for-sale securities	—	73,197
Proceeds from maturities of available-for-sale securities	72,279,652	24,683,374
Purchases of held-to-maturity and other securities	(400)	(540)
Proceeds from maturities of held-to-maturity securities and other securities	12,502	10,683
Decrease (increase) in restricted cash — on-balance sheet trusts	874,029	(1,071,161)
Return of investment from Retained Interest	217,391	144,923
Purchase of subsidiaries, net of cash acquired	(37,868)	—

Net cash used in investing activities	(9,132,128)	(15,115,855)

Financing activities
Short-term borrowings issued	5,995,653	3,019,225
Short-term borrowings repaid	(7,501,607)	(2,760,750)
Long-term borrowings issued	2,437,226	1,567,602
Long-term borrowings repaid	(2,619,666)	(2,453,293)
Borrowings collateralized by loans in trust issued	11,590,919	16,367,492
Borrowings collateralized by loans in trust repaid	(3,535,266)	(2,380,478)
Asset-backed financing facilities — net activity	(161,576)	2,341,693
Other financing activities, net	(3,248)	16,557
Excess tax benefit from the exercise of stock-based awards	282	8,832
Common stock issued	4,403	73,220
Net settlements on equity forward contracts	—	(152,306)
Common stock repurchased	—	(42,737)
Common dividends paid	—	(102,658)
Preferred stock issued	145,345	—
Preferred dividends paid	(56,093)	(17,928)

Net cash provided by financing activities	6,296,372	15,484,471

Net (decrease) increase in cash and cash equivalents	(2,458,830)	59,001
Cash and cash equivalents at beginning of period	7,582,031	2,621,222

Cash and cash equivalents at end of period	$5,123,201	$2,680,223

Cash disbursements made for:
Interest	$3,127,241	$3,082,619

Income taxes	$564,269	$528,768

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2007 to be consistent with classifications adopted for 2008.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
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

In addition to one-time involuntary benefit arrangements, the Company sponsors the SLM Corporation Employee Severance Plan, which provides severance benefits in the event of termination of the Company’s and its subsidiaries’ full-time employees (with the exception of certain specified levels of management and employees of the Company’s Asset Performance Group (“APG”) subsidiaries) and part-time employees who work at least 24 hours per week. The Company also sponsors the DMO Employee Severance Plan, which provides severance benefits to certain specified levels of full-time management and full-time employees in the Company’s APG subsidiaries. The Employee Severance Plan and the DMO Employee Severance Plan (collectively, the “Severance Plan”) establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon termination of employment due to Involuntary Termination or a Job Abolishment, as defined in the Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, the Company recognizes severance costs to be paid pursuant to the Severance Plan in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits,” when payment of such benefits is probable and reasonably estimable. Such benefits including severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during the first half of 2008 and the fourth quarter of 2007 as a direct result of the Company’s restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
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

Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to its current presentation as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively for reporting periods beginning on or after

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
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

Qualifying Special Purpose Entities (“QSPEs”) and Changes in the FIN No. 46 Consolidation Model

In recent meetings, the FASB tentatively decided to amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” which would impact the accounting for QSPEs and result in certain changes to the FASB’s Financial Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.” An exposure draft of the proposed amendment to SFAS No. 140 is expected in the third quarter of 2008. Based on the FASB’s preliminary discussions and tentative decisions, and assuming no changes to the Company’s current business model, it is likely that these changes may lead to the consolidation of certain QSPEs and variable interest entities (“VIEs”). However, the impact to the Company’s accounting for its QSPEs and VIEs cannot be determined until the FASB issues the final amendments to SFAS No. 140 and FIN No. 46R.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued an FSP on Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company is evaluating the impact of this FSP on its accounting for its contingently convertible note issued in May 2003 and subsequently called in July 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Accounting for Hedging Activities — An Amendment of FASB Statement No. 133

In June 2008, the FASB issued an exposure draft to amend the accounting for hedging activities in SFAS No. 133. This proposed Statement is intended to simplify accounting for hedging activities, improve the financial reporting of hedging activities, resolve major practice issues related to hedge accounting that have arisen under SFAS No. 133, and address differences resulting from recognition and measurement anomalies between the accounting for derivative instruments and the accounting for hedged items or transactions. While the amendment as currently written may simplify the Company’s accounting model for hedging activities under SFAS No. 133 by relieving a portion of the burdensome nature of hedge effectiveness testing and relaxing the threshold to qualify as a hedge from highly effective to reasonably effective, the Company does not expect it to significantly impact its results of operations. The full impact of the amendment cannot be evaluated until the final statement is issued later this year. It is expected the amendment will be effective January 1, 2010.

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

The following tables summarize the total loan provisions for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Private Education Loans	$119,838	$138,779	$238,449	$280,406
FFELP Stafford and Other Student Loans	19,295	6,192	35,398	11,760
Mortgage and consumer loans	3,882	3,229	6,479	6,364

Total provisions for loan losses	$143,015	$148,200	$280,326	$298,530

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for loan losses for Private Education Loans for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at beginning of period	$938,409	$369,072	$885,931	$308,346
Provision for Private Education Loan losses	119,838	138,779	238,449	280,406
Charge-offs	(104,593)	(87,773)	(188,752)	(169,684)
Recoveries	8,402	7,826	18,334	14,616

Net charge-offs	(96,191)	(79,947)	(170,418)	(155,068)
Reclassification of interest reserve(1)	8,094	—	16,188	—

Balance before securitization of Private Education Loans	970,150	427,904	970,150	433,684
Reduction for securitization of Private Education Loans	—	—	—	(5,780)

Balance at end of period	$970,150	$427,904	$970,150	$427,904

Net charge-offs as a percentage of average loans in repayment (annualized)	4.84%	6.19%	4.54%	6.04%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.20%	5.63%	3.91%	5.56%
Allowance as a percentage of the ending total loan balance	4.99%	3.74%	4.99%	3.74%
Allowance as a percentage of ending loans in repayment	11.27%	7.79%	11.27%	7.79%
Allowance coverage of net charge-offs (annualized)	2.51	1.33	2.83	1.37
Ending total loans, gross	$19,448,703	$11,828,998	$19,448,703	$11,828,998
Average loans in repayment	$7,991,624	$5,181,847	$7,543,605	$5,173,892
Ending loans in repayment	$8,608,651	$5,496,478	$8,608,651	$5,496,478

(1)	Represents the amount of uncollectible interest, initially reserved within interest income, that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest reserve was reversed in interest income and then included in the provision within the allowance for loan losses. This amount was $5 million and $8 million, for the three and six months ended June 30, 2007, respectively. This change in presentation results in no impact to net income.

Due to the seasoning of the Private Education Loan portfolio, shifts in its mix, certain economic factors and other operational factors, the Company has expected and has seen charge-off rates increase from the levels experienced prior to 2007. In the fourth quarter of 2007, the Company recorded provision expense of $503 million related to the Private Education Loan portfolio. This significant increase in provision expense compared to prior and current quarters primarily relates to the non-traditional portion of the Company’s Private Education Loan portfolio which the Company had been expanding over the past few years. The

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Company has recently terminated these non-traditional loan programs because the performance of these loans turned out to be materially different from its original expectations and from the rest of the Company’s Private Education Loan programs. The non-traditional portfolio is particularly impacted by the weakening U.S. economy and an underlying borrower’s ability to repay a non-traditional loan. As a result, the Company recorded the additional provision in the fourth quarter of 2007, and this is the primary reason that the allowance as a percentage of the ending total loan balance and as a percentage of ending loans in repayment is significantly higher at June 30, 2008 versus June 30, 2007.

Private Education Loan Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of June 30, 2008, December 31, 2007, and June 30, 2007. Delinquencies have the potential to adversely impact earnings if the loan charges off and results in increased servicing and collection costs.

	Private Education Loan Delinquencies
	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$9,662		$8,151		$5,789
Loans in forbearance(2)	1,178		974		544
Loans in repayment and percentage of each status:
Loans current	7,720	89.7%	6,236	88.5%	4,873	88.7%
Loans delinquent 31-60 days(3)	326	3.8	306	4.3	243	4.4
Loans delinquent 61-90 days(3)	210	2.4	176	2.5	131	2.4
Loans delinquent greater than 90 days(3)	353	4.1	329	4.7	249	4.5

Total Private Education Loans in repayment	8,609	100%	7,047	100%	5,496	100%

Total Private Education Loans, gross	19,449		16,172		11,829
Private Education Loan unamortized discount	(508)		(468)		(387)

Total Private Education Loans	18,941		15,704		11,442
Private Education Loan allowance for losses	(970)		(886)		(428)

Private Education Loans, net	$17,971		$14,818		$11,014

Percentage of Private Education Loans in repayment		44.3%		43.6%		46.5%

Delinquencies as a percentage of Private Education Loans in repayment		10.3%		11.5%		11.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		12.0%		12.1%		9.0%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for loan losses for the FFELP loan portfolio for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at beginning of period	$93,997	$22,279	$88,729	$20,315
Provisions for student loan losses	19,295	6,192	35,398	11,760
Net charge-offs	(15,876)	(4,720)	(26,711)	(8,621)
Increase for student loan sales and securitization activity	277	332	277	629

Balance at end of period	$97,693	$24,083	$97,693	$24,083

The Company maintains an allowance for Risk Sharing loan losses on its FFELP loan portfolio. The level of Risk Sharing has varied over the past few years with legislative changes. As of June 30, 2008, 44 percent of the on-balance sheet FFELP loan portfolio was subject to three-percent Risk Sharing, 55 percent was subject to two-percent Risk Sharing and the remaining one percent was not subject to any Risk Sharing. At June 30, 2007, the Company’s FFELP loans were serviced under the Exceptional Performer designation from ED which limited the portfolio to only one-percent Risk Sharing. The Exceptional Performer designation was eliminated by the CCRAA effective October 1, 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

FFELP Loan Delinquencies

The table below shows the Company’s FFELP loan delinquency trends as of June 30, 2008, December 31, 2007 and June 30, 2007. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	FFELP Loan Delinquencies
	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$35,136		$31,200		$28,396
Loans in forbearance(2)	12,245		10,675		9,366
Loans in repayment and percentage of each status:
Loans current	57,046	85.5%	55,128	84.4%	50,790	84.9%
Loans delinquent 31-60 days(3)	3,573	5.4	3,650	5.6	3,000	5.0
Loans delinquent 61-90 days(3)	1,662	2.5	1,841	2.8	1,707	2.8
Loans delinquent greater than 90 days(3)	4,406	6.6	4,671	7.2	4,353	7.3

Total FFELP loans in repayment	66,687	100%	65,290	100%	59,850	100%

Total FFELP loans, gross	114,068		107,165		97,612
FFELP loan unamortized premium	2,348		2,259		2,024

Total FFELP loans	116,416		109,424		99,636
FFELP loan allowance for losses	(98)		(89)		(24)

FFELP loans, net	$116,318		$109,335		$99,612

Percentage of FFELP loans in repayment		58.5%		60.9%		61.3%

Delinquencies as a percentage of FFELP loans in repayment		14.5%		15.6%		15.1%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		14.1%		13.5%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets

Intangible assets include the following:

	Average	As of June 30, 2008
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$371	$(183)	$188
Software and technology	7 years	95	(84)	11
Non-compete agreements	2 years	11	(10)	1

Total		477	(277)	200
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	119	—	119

Total acquired intangible assets		$596	$(277)	$319

	Average	As of December 31, 2007
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$366	$(160)	$206
Software and technology	7 years	95	(77)	18
Non-compete agreements	2 years	12	(10)	2

Total		473	(247)	226
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	110	—	110

Total acquired intangible assets		$583	$(247)	$336

The Company recorded amortization of acquired intangibles totaling $15 million and $16 million for the three months ended June 30, 2008 and 2007, respectively, and $31 million and $31 million for the six months ended June 30, 2008 and 2007, respectively. In the first quarter of 2007, the Company recognized intangible impairments of $9 million in connection with certain tax exempt bonds previously acquired through the purchase of certain subsidiaries. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

A summary of changes in the Company’s goodwill by reportable segment (see Note 13, “Segment Reporting”) is as follows:

	December 31,		June 30,
(Dollars in millions)	2007	Adjustments	2008

Lending	$388	$—	$388
APG	377	19	396
Corporate and Other	200	2	202

Total	$965	$21	$986

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets (Continued)

On January 3, 2008, the Company acquired an additional 12 percent interest in AFS Holdings, LLC (“AFS”) for a purchase price of approximately $38 million, increasing the Company’s total purchase price to approximately $324 million including cash consideration and certain acquisition costs for its 100 percent controlling interest. The acquisition was accounted for under the purchase method of accounting as defined in SFAS No. 141, “Business Combinations.” The Company’s purchase price allocation associated with the January 2008 acquisition resulted in goodwill of approximately $19 million, which increased the aggregate goodwill associated with the Company’s acquisition of AFS to $226 million. The remaining fair value of AFS’s assets and liabilities at each respective acquisition date was primarily allocated to purchased loan portfolios and other identifiable intangible assets.

4.	Student Loan Securitization

Securitization Activity

The Company securitizes its student loan assets and for transactions qualifying as sales, retains a Residual Interest and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors in the securitization trusts have no recourse to the Company’s other assets should there be a failure of the trusts to pay principal or interest to investors when due.

The following table summarizes the Company’s securitization activity for the three and six months ended June 30, 2008 and 2007. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

	Three Months Ended June 30,
	2008				2007
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations sales	—	—	$—	—%		—	$—	—%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	3	7,125			—	—
FFELP Consolidation Loans(1)	—	—			1	4,985

Total securitizations financings	3	7,125			1	4,985

Total securitizations	3	$7,125			1	$4,985

	Six Months Ended June 30,
	2008				2007
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	1	2,000	367	18.4

Total securitizations sales	—	—	$—	—%	1	2,000	$367	18.4%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	6	11,825			2	7,004
FFELP Consolidation Loans(1)	—	—			2	8,987

Total securitizations financings	6	11,825			4	15,991

Total securitizations	6	$11,825			5	$17,991

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and six months ended June 30, 2008 and 2007 were as follows:

Three Months Ended June 30,
	2008			2007
FFELP
	Stafford	FFELP	Private	FFELP	FFELP	Private
	and	Consolidation	Education	Stafford	Consolidation	Education
Prepayment Speed (annual rate)	PLUS(1)	Loans(1)	Loans(1)	and PLUS(1)	Loans(1)	Loans(1)

Interim status	—	—	—	—	—	—
Repayment status	—	—	—	—	—	—
Life of loan repayment status	—	—	—	—	—	—
Weighted average life	—	—	—	—	—	—
Expected credit losses (% of principal securitized)	—	—	—	—	—	—
Residual cash flows discounted at (weighted average)	—	—	—	—	—	—

(1)	No securitizations qualified for sale treatment in the period.

	Six Months Ended June 30,
	2008			2007
	FFELP
	Stafford	FFELP	Private	FFELP	FFELP	Private
	and	Consolidation	Education	Stafford	Consolidation	Education
Prepayment Speed (annual rate)	PLUS(1)	Loans(1)	Loans(1)	and PLUS(1)	Loans(1)	Loans

Interim status	—	—	—	—	—	0%
Repayment status	—	—	—	—	—	4-7%
Life of loan repayment status	—	—	—	—	—	6%
Weighted average life	—	—	—	—	—	9.4 yrs.
Expected credit losses (% of principal securitized)	—	—	—	—	—	4.69%
Residual cash flows discounted at (weighted average)	—	—	—	—	—	12.5%

(1)	No securitizations qualified for sale treatment in the period.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of June 30, 2008 and December 31, 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

	As of June 30, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$410	$619	$1,516	$2,545
Underlying securitized loan balance(3)	8,383	15,586	13,773	37,742
Weighted average life	2.8 yrs.	7.3 yrs.	6.6 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-30%	3-8%	1-30%
Life of loan — repayment status	17	6%	9%
Expected credit losses (% of outstanding student loan principal)	.10%	.20%	5.36%
Residual cash flows discount rate	12.0%	10.0%	16.4%

	As of December 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance(3)	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs.	7.4 yrs.	7.0 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected credit losses (% of outstanding student loan principal)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

(1)	Includes $295 million and $283 million related to the fair value of the Embedded Floor Income as of June 30, 2008 and December 31, 2007, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At December 31, 2007, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $301 million that related to the Retained Interests. There were no such gains at June 30, 2008.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $75.2 billion and $65.5 billion of securitized student loans outstanding (face amount) as of June 30, 2008 and December 31, 2007, respectively, in on-balance sheet securitization trusts.

(4)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

comprehensive income, except if impaired in which case changes in fair value were recorded through income, or under SFAS No. 155 with all changes in fair value recorded through income. Changes in the fair value of Residual Interests from January 1, 2008 forward are recorded in the servicing and securitization revenue line item of the consolidated income statement.

The Company recorded a net unrealized mark-to-market loss related to the Residual Interests of $280 million during the six months ended June 30, 2008. The mark-to-market loss was primarily related to the increase in the discount rate assumption related to the Private Education Loan Residual Interest. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 350 basis points (from December 31, 2007) to take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Private Education Loan Residual Interests in light of the current economic and credit uncertainty that exists in the market. The increase in the discount rate accounted for $244 million of the net unrealized mark-to-market loss for the six months ended June 30, 2008.

The 2008 mark-to-market loss was also related to increases in the cost of funds assumptions related to the underlying auction rate securities bonds within the FFELP ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts, which resulted in a $98 million decrease in fair value.

The Company recorded impairments to the Retained Interests of $46 million for the six months ended June 30, 2007. The impairment charges were primarily the result of FFELP loans prepaying faster than projected through loan consolidations. In addition, the Company recorded an unrealized mark-to-market loss under SFAS No. 155 of $57 million for the six months ended June 30, 2007.

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of June 30, 2008, December 31, 2007 and June 30, 2007.

	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,159		$4,963		$6,136
Loans in forbearance(2)	1,339		1,417		1,093
Loans in repayment and percentage of each status:
Loans current	7,871	95.1%	7,403	94.7%	7,002	95.3%
Loans delinquent 31-60 days(3)	178	2.2	202	2.6	196	2.7
Loans delinquent 61-90 days(3)	102	1.2	84	1.1	66	.9
Loans delinquent greater than 90 days(3)	124	1.5	130	1.6	80	1.1

Total off-balance sheet Private Education Loans in repayment	8,275	100%	7,819	100%	7,344	100%

Total off-balance sheet Private Education Loans, gross	$13,773		$14,199		$14,573

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2008 and December 31, 2007 and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2008 and 2007. At June 30, 2008 and December 31, 2007, available-for-sale securities with fair values of $208 million and $196 million (none of which was in restricted cash and investments on the balance sheet), respectively, and $69 million and $890 million, respectively, of cash were pledged as collateral against these derivative instruments. In addition, $2.2 billion ($0.1 billion of which is in restricted cash and investments on the balance sheet) and $1.3 billion (none of which was in restricted cash and investments on the balance sheet) of cash was held as collateral at June 30, 2008 and December 31, 2007, respectively, for derivative counterparties where the Company has exposure.

	Cash Flow		Fair Value		Trading		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Fair Values(1)
Interest rate swaps	$32	$(34)	$142	$102	$(51)	$252	$123	$320
Floor/Cap contracts	—	—	—	—	(639)	(442)	(639)	(442)
Futures	—	—	—	—	(2)	—	(2)	—
Cross currency interest rate swaps	—	—	5,137	3,640	(1)	3	5,136	3,643

Total	$32	$(34)	$5,279	$3,742	$(693)	$(187)	$4,618	$3,521

(Dollars in billions)

Notional Values
Interest rate swaps	$5.5	$3.1	$15.6	$14.7	$185.0	$199.5	$206.1	$217.3
Floor/Cap contracts	—	—	—	—	38.2	38.9	38.2	38.9
Futures	—	—	—	—	.3	.6	.3	.6
Cross currency interest rate swaps	—	—	23.8	23.8	.1	.1	23.9	23.9
Other(2)	—	—	—	—	.7	.7	.7	.7

Total	$5.5	$3.1	$39.4	$38.5	$224.3	$239.8	$269.2	$281.4

(1)	Fair values reported are exclusive of collateral held and/or pledged.

(2)	“Other” includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments (Continued)

	Three Months Ended June 30,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Change in fair value to cash flow hedges	$74	$6	$—	$—	$—	$—	$74	$6

Amortization of effective hedges(1)	—	—	—	—	—	—	—	—

Change in accumulated other comprehensive income, net	$74	$6	$—	$—	$—	$—	$74	$6

Earnings Summary

Amortization of closed futures contracts’ gains/losses in interest expense(2)	$—	$—	$—	$—	$—	$—	$—	$—

Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(67)	(20)	(67)	(20)

Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	37	1	392	841	429	842

Total earnings impact	$—	$—	$37	$1	$325	$821	$362	$822

	Six Months Ended June 30,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Change in fair value to cash flow hedges	$42	$6	$—	$—	$—	$—	$42	$6
Amortization of effective hedges(1)	—	1	—	—	—	—	—	1

Change in accumulated other comprehensive income, net	$42	$7	$—	$—	$—	$—	$42	$7

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$—	$(2)	$—	$—	$—	$—	$—	$(2)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	25	(45)	25	(45)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	99	16	(35)	494	64	510

Total earnings impact	$—	$(2)	$99	$16	$(10)	$449	$89	$463

(1)	The Company expects to amortize $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments outstanding as of June 30, 2008.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Other Assets

The following table provides the detail of the Company’s other assets at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Derivatives at fair value	$4,993,182	39%	$3,744,611	35%
Accrued interest receivable	3,128,571	24	3,180,590	30
APG related receivables and Real Estate Owned	1,640,401	13	1,758,871	16
Accounts receivable — collateral posted	—	—	867,427	8
Federal, state and international net income tax asset	1,196,056	9	—	—
Benefit-related investments	471,871	4	467,379	4
Fixed assets, net	304,405	2	315,260	3
Accounts receivable — general	727,465	6	305,118	2
Other	445,203	3	107,851	2

Total	$12,907,154	100%	$10,747,107	100%

The “Derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a gain position by counterparty. At June 30, 2008 and December 31, 2007, these balances primarily included cross-currency interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged foreign currency-denominated debt. As of June 30, 2008 and December 31, 2007, the cumulative mark-to-market adjustment to the hedged debt was $(5.0) billion and $(3.6) billion, respectively.

7.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases and issuances for the three and six months ended June 30, 2008 and 2007. Equity forward activity for the three and six months ended June 30, 2007 is also reported.

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
(Shares in millions)	2008	2007	2008	2007

Common shares repurchased:
Benefit plans(1)	.2	.8	.5	1.0

Total shares repurchased	.2	.8	.5	1.0

Average purchase price per share	$23.74	$41.18	$20.98	$42.05

Common shares issued	.3	1.5	1.5	3.0

Equity forward contracts:
Outstanding at beginning of period	—	48.2	—	48.2
New contracts	—	—	—	—
Exercises	—	—	—	—

Outstanding at end of period	—	48.2	—	48.2

Authority remaining at end of period for repurchases	38.8	15.7	38.8	15.7

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Stockholders’ Equity (Continued)

The closing price of the Company’s common stock on June 30, 2008 was $19.35.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available-for-sale investments (which includes the Retained Interest in off-balance sheet securitized loans as of December 31, 2007 and June 30, 2007), unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive income as of June 30, 2008, December 31, 2007 and June 30, 2007.

	June 30,	December 31,	June 30,
	2008	2007	2007

Net unrealized gains (losses) on investments(1)	$22,604	$238,772	$250,263
Net unrealized gains (losses) on derivatives(2)	19,696	(22,574)	(671)
Defined benefit pension plans:
Net prior service cost	—	—	(23)
Net gain	19,694	20,166	15,819

Total defined benefit pension plans(3)	19,694	20,166	15,796

Total accumulated other comprehensive income	$61,994	$236,364	$265,388

(1)	Net of tax expense of $12,707, $125,473 and $130,348 as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

(2)	Net of tax expense of $11,118 as of June 30, 2008, and tax benefit of $12,682 and $382 as of December 31, 2007 and June 30, 2007, respectively.

(3)	Net of tax expense of $11,425, $11,677 and $9,309 as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income attributable to common stock	$238,345	$957,315	$105,516	$1,064,375
Adjusted for dividends of convertible preferred stock series C(1)	20,844	—	—	—
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(2)	—	17,679	—	35,189
Adjusted for non-taxable unrealized gains on equity forwards(3)	—	(507,072)	—	(272,191)

Net income attributable to common stock, adjusted	$259,189	$467,922	$105,516	$827,373

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	466,649	411,870	466,615	411,457
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C	50,568	—	—	—
Dilutive effect of Co-Cos	—	30,312	—	30,312
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(3)(4)	737	10,224	701	12,370

Dilutive potential common shares(5)	51,305	40,536	701	42,682

Weighted average shares used to compute diluted EPS	517,954	452,406	467,316	454,139

Net earnings per share:
Basic earnings per common share	$.51	$2.32	$.23	$2.59
Dilutive effect of convertible preferred stock series C(1)	(.01)	—	—	—
Dilutive effect of Co-Cos(2)	—	(.03)	—	(.05)
Dilutive effect of equity forwards(3)	—	(1.21)	—	(.66)
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(4)	—	(.05)	—	(.06)

Diluted earnings per common share	$.50	$1.03	$.23	$1.82

(1)	The Company’s 7.25 percent mandatory convertible preferred stock series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between 48 million shares and 59 million shares of common stock, depending upon the Company’s stock price at that time. These instruments were anti-dilutive for the six months ended June 30, 2008.

(2)	Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method. On June 25, 2007, holders of these securities were notified that the Co-Cos would be called at par on July 25, 2007, as allowed by the terms of the indenture governing the Co-Cos.

(3)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact can be dilutive when: (1) the average share price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and (2) the Company recorded an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts.

(4)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method, and equity forward contracts determined by the reverse treasury stock method. The Company settled all of its outstanding equity forward contracts in January 2008.

(5)	For the three and six months ended June 30, 2008, stock options covering approximately 40 million and 41 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2007, stock options and equity forward contracts covering approximately 21 million and 26 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Late fees and forbearance fees	$34,030	$32,405	$71,185	$67,627
Asset servicing and other transaction fees	26,067	25,785	51,935	50,775
Loan servicing fees	5,616	5,776	12,268	13,551
Gains on sales of mortgages and other loan fees	806	3,843	1,914	7,311
Other	42,209	21,195	64,959	46,173

Total	$108,728	$89,004	$202,261	$185,437

During the second quarter of 2008, the Company repurchased a portion of its unsecured debt with short-term maturities, which resulted in a gain that is reflected in “Other” in the above table.

Late Fees and Forbearance Fees

The Company recognizes late fees and forbearance fees on student loans when earned according to the contractual provisions of the promissory notes. Fees are recognized only to the extent they are deemed collectible.

Asset Servicing and Other Transaction Fees

The Company’s Upromise subsidiary operates a number of programs that encourage consumers to save for the cost of college education. Upromise has established an affinity marketing program which is designed to increase consumer purchases of merchant goods and services and to promote saving for college by consumers who are members of this program. Merchant partners generally pay Upromise transaction fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the merchant partner. A percentage of the consumer members’ purchases is set aside in an account maintained by Upromise on the members’ behalf. The Company recognizes transaction fee revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” as marketing services focused on increasing member purchase volume are rendered based on contractually determined rates and member purchase volumes.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Restructuring Activities

During the fourth quarter of 2007, the Company initiated a restructuring program to reduce costs and improve operating efficiencies in response to the impacts of the CCRAA and current challenges in the capital markets. As part of this review the Company has refocused its lending activities, exited certain customer relationships and product lines, and is on target to reduce its operating expenses by 20 percent by the year ended December 31, 2009, as compared to the year ended December 31, 2007, before adjusting for growth and other investments. In addition, the Company has concluded that its APG operating segment purchased paper businesses no longer produce a mutual strategic fit. As a result, the Company is currently exploring alternatives for its purchased paper businesses, including a potential sale, wind-down and other options. The outcome of these different alternatives is uncertain at this time.

The following table summarizes the restructuring expenses incurred to date.

	Three Months Ended			Cumulative Expense
	December 31, 2007	March 31, 2008	June 30, 2008	as of June 30, 2008

Severance costs	$22,505	$14,869	$34,214	$71,588
Lease and other contract termination costs	—	—	8,634	8,634
Exit and other costs	—	5,809	3,892	9,701

Total(1)(2)	$22,505	$20,678	$46,740	$89,923

(1)	Aggregate restructuring expenses incurred across the Company’s reportable segments during the three months ended June 30, 2008, March 31, 2008 and December 31, 2007 totaled $31 million, $15 million and $19 million, respectively, in the Company’s Lending reportable segment, $5 million, $1 million and $2 million, respectively, in the Company’s APG reportable segment and $11 million, $5 million and $1 million, respectively, in the Company’s Corporate and Other reportable segment.

(2)	As of June 30, 2008, the Company estimates an additional $24 million of restructuring expenses associated with its current cost reduction efforts will be incurred in future periods primarily related to position eliminations and resulting employee terminations in its Lending business segment.

As of June 30, 2008, severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 2,500 positions across all of the Company’s reportable segments with position eliminations ranging from senior executives to service center personnel.

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet at June 30, 2008, and related activity during the six months ended June 30, 2008.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2007	$18,329	$—	$—	$18,329
Net accruals	49,083	8,634	9,701	67,418
Cash paid	(37,367)	(4,979)	(7,318)	(49,664)

Balance at June 30, 2008	$30,045	$3,655	$2,383	$36,083

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
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

Under SFAS No. 157, the Company categorizes its fair value estimates based on a hierarchal framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices.

•	Level 2 — Inputs other than quoted prices for identical instruments in active markets are used to model fair value. Significant inputs are directly observable for substantially the full term of the asset or liability being valued. Instruments included in the level 2 category include investment securities, short term liquidity investments and a majority of the Company’s over-the-counter derivative contracts.

•	Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs. Instruments included in level 3 include residual interests in off-balance sheet securitized loans and derivatives indexed to interest rate indices that do not have active markets.

Investments (Including “Restricted”)

Investments accounted for under SFAS No. 115 and classified as trading or available-for-sale, are carried at fair value in the financial statements. Investments in U.S. Treasury securities and securities issued by

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
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

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair values of a majority of derivative financial instruments, including swaps and floors, were determined by standard derivative pricing and option models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates and volatilities from active markets. In some cases, management utilized internally developed amortization streams to model the fair value for swaps whose notional matched securitized asset balances. Complex structured derivatives or derivatives that trade in less liquid markets require significant adjustments and judgment in determining fair value that cannot be corroborated with market transactions. All of the Company’s corporate and some of the Company’s trust related derivatives are covered under an International Swap Dealer Association (“ISDA”) agreement requiring collateral to be exchanged based on the fair value of the derivatives. For a more detailed discussion of the collateral agreements, see Note 10, “Derivative Financial Instruments,” within the Company’s 2007 Annual Report on Form 10-K. In all cases, the Company’s derivatives require collateral movement (or reassignment of the contract) if either the counterparty or the Company experiences a credit rating decrease below a specified level. The fair value of the Company’s derivatives take into account the impact of these collateral agreements in assessing counterparty nonperformance risk. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs. The carrying value of borrowings designated as the hedged item in a SFAS No. 133 fair value hedge are adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Fair Value Measurements (Continued)

The following table summarizes the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the financial statements as of June 30, 2008.

	Fair Value Measurements on a Recurring
	Basis as of June 30, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets
Available for sale investments	$—	$2,708	$—	$2,708
Retained Interest in off-balance sheet securitized loans	—	—	2,545	2,545
Derivative instruments(1)	—	4,993	—	4,993

Total Assets	$—	$7,701	$2,545	$10,246

Liabilities(2)
Derivative instruments(1)	$—	$(252)	$(121)	$(373)

Total Liabilities	$—	$(252)	$(121)	$(373)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Borrowings which are the hedged item in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only, are not carried at full fair value and are not reflected in this table.

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three and six months ended June 30, 2008.

	Three Months Ended					Six Months Ended
	June 30, 2008					June 30, 2008
	Residual		Derivative			Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total	Interests		Instruments		Total

Balance, beginning of period	$2,874		$(52)		$2,822	$3,044		$(71)		$2,973
Total gains/(losses) (realized and unrealized):
Included in earnings	(43	)(1)	(72	)(2)	(115)	17	(1)	(62	)(2)	(45)
Included in other comprehensive income	—		—		—	—		—		—
Purchases, issuances and settlements	(286)		3		(283)	(516)		12		(504)
Transfers in and/or out of Level 3	—		—		—	—		—		—

Balance, end of period	$2,545		$(121)		$2,424	$2,545		$(121)		$2,424

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(192	)(1)	$(68	)(2)	$(260)	$(280	)(1)	$(49	)(2)	$(329)

(1)	Recorded in servicing and securitization revenue.

(2)	Recorded in gains (losses) on derivative and hedging activities, net.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
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

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, the Company cannot predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company is required to establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves.

Based on current knowledge, reserves have not been established for any pending litigation or regulatory matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation or regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended June 30, 2008 and 2007. USA Funds is the Company’s largest customer in both the APG and Corporate and Other segments. During the six months ended June 30, 2008 and 2007, USA Funds accounted for 28 percent and 33 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of June 30, 2008, the Company managed $171.9 billion of student loans, of which $140.8 billion or 82 percent are federally insured, and serves over 10 million customers. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. In the six months ended June 30, 2008, the Company originated $132 million in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $546 million at June 30, 2008.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
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

The Company has also concluded that its APG operating segment purchased paper businesses no longer produce a mutual strategic fit. As a result, the Company is currently exploring alternatives for its purchased paper businesses, including a potential sale, wind-down and other options.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

the business. Reconciliation of the “Core Earnings” segment totals to the Company’s consolidated operating results in accordance with GAAP is also included in the tables below.

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$524	$—	$—	$524	$(26)	$498
FFELP Consolidation Loans	908	—	—	908	(138)	770
Private Education Loans	665	—	—	665	(256)	409
Other loans	21	—	—	21	—	21
Cash and investments	81	—	5	86	(15)	71

Total interest income	2,199	—	5	2,204	(435)	1,769
Total interest expense	1,605	7	5	1,617	(251)	1,366

Net interest income (loss)	594	(7)	—	587	(184)	403
Less: provisions for loan losses	192	—	—	192	(49)	143

Net interest income (loss) after provisions for loan losses	402	(7)	—	395	(135)	260
Contingency fee revenue	—	84	—	84	—	84
Collections revenue	—	27	—	27	(1)	26
Guarantor servicing fees	—	—	24	24	—	24
Other income	62	—	45	107	322	429

Total other income	62	111	69	242	321	563
Restructuring expenses	31	5	11	47	—	47
Operating expenses	155	110	73	338	16	354

Total expenses	186	115	84	385	16	401

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	278	(11)	(15)	252	170	422
Income tax expense (benefit)(1)	103	(4)	(6)	93	60	153
Minority interest in net earnings of subsidiaries	—	3	—	3	—	3

Net income (loss)	$175	$(10)	$(9)	$156	$110	$266

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(254)	$89	$(19)	$—	$(184)
Less: provisions for loan losses	(49)	—	—	—	(49)

Net interest income (loss) after provisions for loan losses	(205)	89	(19)	—	(135)
Contingency fee revenue	—	—	—	—	—
Collections revenue	(1)	—	—	—	(1)
Guarantor servicing fees	—	—	—	—	—
Other income	(40)	362	—	—	322

Total other income (loss)	(41)	362	—	—	321
Restructuring expenses	—	—	—	—	—
Operating expenses	1	—	—	15	16

Total expenses	1	—	—	15	16
Total pre-tax “Core Earnings” adjustments to GAAP	$(247)	$451	$(19)	$(15)	170

Income tax benefit					60
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$110

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

	Three Months Ended June 30, 2007
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$719	$—	$—	$719	$(208)	$511
FFELP Consolidation Loans	1,391	—	—	1,391	(304)	1,087
Private Education Loans	692	—	—	692	(363)	329
Other loans	27	—	—	27	—	27
Cash and investments	182	—	7	189	(47)	142

Total interest income	3,011	—	7	3,018	(922)	2,096
Total interest expense	2,371	7	5	2,383	(686)	1,697

Net interest income (loss)	640	(7)	2	635	(236)	399
Less: provisions for loan losses	247	—	—	247	(99)	148

Net interest income (loss) after provisions for loan losses	393	(7)	2	388	(137)	251
Contingency fee revenue	—	80	—	80	—	80
Collections revenue	—	77	—	77	—	77
Guarantor servicing fees	—	—	30	30	—	30
Other income	59	—	49	108	925	1,033

Total other income	59	157	79	295	925	1,220
Restructuring expenses	—	—	—	—	—	—
Operating expenses	182	96	104	382	17	399

Total expenses	182	96	104	382	17	399

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	270	54	(23)	301	771	1,072
Income tax expense (benefit)(1)	100	20	(9)	111	(6)	105
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income (loss)	$170	$33	$(14)	$189	$777	$966

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(217)	$20	$(39)	$—	$(236)
Less: provisions for loan losses	(99)	—	—	—	(99)

Net interest income (loss) after provisions for loan losses	(118)	20	(39)	—	(137)
Contingency fee revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income (loss)	103	822	—	—	925

Total other income (loss)	103	822	—	—	925
Operating expenses	—	—	—	17	17

Total pre-tax “Core Earnings” adjustments to GAAP	$(15)	$842	$(39)	$(17)	771

Income tax benefit					(6)
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$777

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

	Six Months Ended June 30, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,018	$—	$—	$1,018	$(56)	$962
FFELP Consolidation Loans	1,896	—	—	1,896	(290)	1,606
Private Education Loans	1,415	—	—	1,415	(562)	853
Other loans	45	—	—	45	—	45
Cash and investments	222	—	11	233	(39)	194

Total interest income	4,596	—	11	4,607	(947)	3,660
Total interest expense	3,429	14	10	3,453	(472)	2,981

Net interest income (loss)	1,167	(14)	1	1,154	(475)	679
Less: provisions for loan losses	374	—	—	374	(94)	280

Net interest income (loss) after provisions for loan losses	793	(14)	1	780	(381)	399
Contingency fee revenue	—	169	—	169	—	169
Collections revenue	—	84	—	84	—	84
Guarantor servicing fees	—	—	58	58	—	58
Other income	106	—	97	203	119	322

Total other income	106	253	155	514	119	633
Restructuring expenses	46	6	15	67	—	67
Operating expenses	318	216	144	678	32	710

Total expenses	364	222	159	745	32	777

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	535	17	(3)	549	(294)	255
Income tax expense (benefit)(1)	197	6	(1)	202	(112)	90
Minority interest in net earnings of subsidiaries	—	3	—	3	—	3

Net income (loss)	$338	$8	$(2)	$344	$(182)	$162

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(449)	$(2)	$(24)	$—	$(475)
Less: provisions for loan losses	(94)	—	—	—	(94)

Net interest income (loss) after provisions for loan losses	(355)	(2)	(24)	—	(381)
Contingency fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	30	89	—	—	119

Total other income (loss)	30	89	—	—	119
Operating expenses	1	—	—	31	32

Total pre-tax “Core Earnings” adjustments to GAAP	$(326)	$87	$(24)	$(31)	(294)

Income tax benefit					(112)
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(182)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

	Six Months Ended June 30, 2007
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,414	$—	$—	$1,414	$(452)	$962
FFELP Consolidation Loans	2,722	—	—	2,722	(620)	2,102
Private Education Loans	1,350	—	—	1,350	(682)	668
Other loans	54	—	—	54	—	54
Cash and investments	345	—	9	354	(98)	256

Total interest income	5,885	—	9	5,894	(1,852)	4,042
Total interest expense	4,592	13	11	4,616	(1,387)	3,229

Net interest income (loss)	1,293	(13)	(2)	1,278	(465)	813
Less: provisions for loan losses	444	—	1	445	(146)	299

Net interest income (loss) after provisions for loan losses	849	(13)	(3)	833	(319)	514
Contingency fee revenue	—	166	—	166	—	166
Collections revenue	—	143	—	143	—	143
Guarantor servicing fees	—	—	70	70	—	70
Other income	104	—	100	204	1,157	1,361

Total other income	104	309	170	583	1,157	1,740
Total operating expenses	353	190	172	715	40	755

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	600	106	(5)	701	798	1,499
Income tax expense (benefit)(1)	222	39	(2)	259	156	415
Minority interest in net earnings of subsidiaries	—	2	—	2	—	2

Net income (loss)	$378	$65	$(3)	$440	$642	$1,082

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(432)	$45	$(78)	$—	$(465)
Less: provisions for loan losses	(146)	—	—	—	(146)

Net interest income (loss) after provisions for loan losses	(286)	45	(78)	—	(319)
Contingency fee revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	692	465	—	—	1,157

Total other income (loss)	692	465	—	—	1,157
Operating expenses	—	—	—	40	40

Total pre-tax “Core Earnings” adjustments to GAAP	$406	$510	$(78)	$(40)	798

Income tax benefit					156
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$642

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2008 and for the three and six months ended
June 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$(247)	$(15)	$(326)	$406
Net impact of derivative accounting(2)	451	842	87	510
Net impact of Floor Income(3)	(19)	(39)	(24)	(78)
Net impact of acquired intangibles(4)	(15)	(17)	(31)	(40)
Net tax effect(5)	(60)	6	112	(156)

Total “Core Earnings” adjustments to GAAP	$110	$777	$(182)	$642

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect for the three and six months ended June 30, 2007 includes the impact of the exclusion of the permanent income tax impact of the equity forward contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2008 and 2007
(Dollars in millions, except per share amounts, unless otherwise noted)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could give rise to our ability to cost-effectively refinance the 2008 Asset-Backed Financing Facilities, including any potential foreclosure on the student loans under those facilities following their termination; increased financing costs; limited liquidity; any adverse outcomes in any significant litigation to which we are a party; our derivative counterparties terminating their positions with the Company if permitted by their contracts and the Company substantially incurring additional costs to replace any terminated positions; changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and regulations and from the implementation of applicable laws and regulations) which, among other things, may reduce the volume, average term and yields on student loans under the FFELP, may result in loans being originated or refinanced under non-FFELP programs, or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by: changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed loan portfolios; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in general economic conditions; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services. All forward-looking statements contained in this quarterly report are qualified by these cautionary statements and are made only as of the date this document is filed. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

RECENT DEVELOPMENTS

The impacts of the CCRAA and the current challenges in the capital markets require us to rationalize our business operations and reduce our costs. We are undertaking a review of our business units with a goal of achieving appropriate risk-adjusted returns and providing cost-effective services. As part of this review, we have refocused our lending activities, exited certain customer relationships and product lines, and are on target to reduce our operating expenses by 20 percent by the year ended December 31, 2009, as compared to the year ended December 31, 2007, before adjusting for growth and other investments. In addition, we have concluded that our APG operating segment purchased paper businesses no longer produce a mutual strategic fit. As a result, the Company is currently exploring alternatives for its purchased paper businesses, including a potential sale, wind-down and other options. The outcome of these different alternatives is uncertain at this time.

Legislative and Regulatory Developments

On May 7, 2008, the President signed into law The Ensuring Continued Access to Student Loans Act of 2008 (the “Act”), which will expand the federal government’s support of financing the cost of higher education. The Act’s provisions include an increase in statutory limits on annual borrowing for FFELP loans, an enhanced benefit for parents who borrow PLUS loans and temporary authority of ED to purchase FFELP loans. ED and the U.S. Treasury Department are reviewing the Act to determine the most appropriate action to provide liquidity to holders and lenders of FFELP loans, as the Act does not provide for specific terms as to how ED will implement this temporary authority.

On July 1, 2008, pursuant to the Act, ED announced terms under which it will offer to purchase FFELP student loans and loan participations from FFELP lenders (see “LIQUIDITY AND CAPITAL RESOURCES — ED’s Loan Purchase Commitment and Loan Participation Programs”). Additional details of the programs are available in the Federal Register dated July 1, 2008. These programs have not been finalized by ED. We have announced our intent to participate in these programs but such participation is contingent on both the time frame for finalizing the programs’ terms and conditions and the content of the final terms and conditions.

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

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months				Six Months
	Ended		Increase		Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2008	2007	$	%	2008	2007	$	%

Net interest income	$403	$399	$4	1%	$679	$813	$(134)	(16)%
Less: provisions for loan losses	143	148	(5)	(3)	280	299	(19)	(6)

Net interest income after provisions for loan losses	260	251	9	4	399	514	(115)	(22)
Gains on student loan securitizations	—	—	—	—	—	367	(367)	(100)
Servicing and securitization revenue	2	133	(131)	(98)	109	385	(276)	(72)
Losses on loans and securities, net	(44)	(11)	(33)	(300)	(78)	(42)	(36)	(86)
Gains (losses) on derivative and hedging activities, net	362	822	(460)	(56)	89	465	(376)	(81)
Contingency fee revenue	84	80	4	5	169	166	3	2
Collections revenue	26	77	(51)	(66)	84	143	(59)	(41)
Guarantor servicing fees	24	30	(6)	(20)	58	70	(12)	(17)
Other income	109	89	20	22	202	186	16	9
Restructuring expenses	47	—	47	100	67	—	67	100
Operating expenses	354	399	(45)	(11)	710	755	(45)	(6)

Pre-tax income	422	1,072	(650)	(61)	255	1,499	(1,244)	(83)
Income taxes	153	105	48	46	90	415	(325)	(78)
Minority interest in net earnings of subsidiaries	3	1	2	200	3	2	1	50

Net income	266	966	(700)	(72)	162	1,082	(920)	(85)
Preferred stock dividends	27	9	18	200	56	18	38	211

Net income attributable to common stock	$239	$957	$(718)	(75)%	$106	$1,064	$(958)	(90)%

Basic earnings per common share	$.51	$2.32	$(1.81)	(78)%	$.23	$2.59	$(2.36)	(91)%

Diluted earnings per common share	$.50	$1.03	$(.53)	(51)%	$.23	$1.82	$(1.59)	(87)%

Dividends per common share	$—	$—	$—	—%	$—	$.25	$(.25)	(100)%

Condensed Balance Sheets

			Increase
	June 30,	December 31,	(Decrease)
	2008	2007	$	%

Assets
FFELP Stafford and Other Student Loans, net	$43,147	$35,726	$7,421	21%
FFELP Consolidation Loans, net	73,171	73,609	(438)	(1)
Private Education Loans, net	17,971	14,818	3,153	21
Other loans, net	903	1,174	(271)	(23)
Cash and investments	7,913	10,546	(2,633)	(25)
Restricted cash and investments	3,701	4,600	(899)	(20)
Retained Interest in off-balance sheet securitized loans	2,545	3,044	(499)	(16)
Goodwill and acquired intangible assets, net	1,304	1,301	3	—
Other assets	12,907	10,747	2,160	20

Total assets	$163,562	$155,565	$7,997	5%

Liabilities and Stockholders’ Equity
Short-term borrowings	$37,192	$35,947	$1,245	3%
Long-term borrowings	117,921	111,098	6,823	6
Other liabilities	2,905	3,285	(380)	(12)

Total liabilities	158,018	150,330	7,688	5

Minority interest in subsidiaries	9	11	(2)	(18)
Stockholders’ equity before treasury stock	7,377	7,055	322	5
Common stock held in treasury	1,842	1,831	11	1

Total stockholders’ equity	5,535	5,224	311	6

Total liabilities and stockholders’ equity	$163,562	$155,565	$7,997	5%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

For the three months ended June 30, 2008, our net income was $266 million or $.50 diluted earnings per share, compared to net income of $966 million, or $1.03 diluted earnings per share, for the three months ended June 30, 2007. The effective tax rate for those periods was 36 percent and 10 percent, respectively. The movement in the effective tax rate was primarily driven by the permanent tax impact of excluding non-taxable gains and losses on the equity forward contracts which were marked to market through earnings under SFAS No. 133. The Company settled all of its outstanding equity forward contracts in January 2008. Pre-tax income decreased by $650 million versus the year-ago quarter primarily due to a decrease in net gains on derivative and hedging activities from $822 million in the year-ago quarter to $362 million in the second quarter of 2008.

There were no gains on student loan securitizations in either the second quarter of 2008 or the year-ago quarter because the Company did not complete any off-balance sheet securitizations in those periods. The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” on January 1, 2008, and elected the fair value option on all of the Residual Interests effective January 1, 2008. The Company made this election in order to simplify the accounting for Residual Interests by having all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” with changes in fair value recorded through other comprehensive income or under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” with changes in fair value recorded through income. The Company reclassified the related accumulated other comprehensive income of $195 million into retained earnings. Equity was not impacted at transition on January 1, 2008. Changes in fair value of Residual Interests on and after January 1, 2008 are recorded through the income statement. The Company has not elected the fair value option for any other financial instruments at this time. Servicing and securitization revenue decreased by $131 million from $133 million in the second quarter of 2007 to $2 million in the second quarter of 2008. This decrease was primarily due to a current-quarter $192 million unrealized mark-to-market loss recorded under SFAS No. 159 compared to a year-ago quarter $57 million unrealized mark-to-market loss, which included impairment and an unrealized mark-to-market loss recorded under SFAS No. 155. The increase in the unrealized loss recorded under SFAS No. 159 was primarily a result of an increase to the discount rate assumption related to the Private Education Loan Residual Interest in the second quarter of 2008, discussed above.

Net interest income after provisions for loan losses increased by $9 million in the second quarter from the year-ago quarter. This increase was due to a $4 million increase in net interest income, offset by a $5 million decrease in provisions for loan losses. The increase in net interest income was primarily due to an increase in the student loan spread (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”) and a $25 billion increase in the average balance of on-balance sheet student loans, partially offset by an increase in the 2008 Asset-Backed Financing Facilities Fees.

In the second quarter of 2008, fee and other income and collections revenue totaled $243 million, a $33 million decrease from $276 million in the year-ago quarter. This decrease was primarily the result of a $51 million impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary (see “APG BUSINESS SEGMENT”).

The Company is currently restructuring its business in response to the impact of CCRAA and current challenges in the capital markets. As part of the Company’s cost reduction efforts, restructuring expenses of $47 million were recognized in the current quarter. Cumulative restructuring expenses from the fourth quarter of 2007 through the second quarter of 2008 totaled $90 million. The majority of these restructuring expenses were severance costs related to the aggregate of completed and planned position eliminations totaling approximately 2,500 positions (representing approximately 23 percent of the overall employee population) across all areas of the Company. The Company estimates an additional $24 million of restructuring expenses associated with its current cost reduction efforts will be incurred in future periods primarily related to position eliminations and resulting employee terminations in its Lending business segment. There were no such expenses recognized in the year-ago quarter.

Operating expenses, excluding $6 million of reorganization-related asset impairments recognized in the second quarter of 2008, were $348 million in the second quarter of 2008 compared to $399 million in the second quarter of 2007. This $51 million decrease in operating expenses was primarily due to a $37 million decrease in Merger-related expenses and to the Company’s current cost reduction efforts discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the six months ended June 30, 2008, our net income was $162 million or $.23 diluted earnings per share, compared to net income of $1.1 billion, or $1.82 diluted earnings per share, for the six months ended June 30, 2007. The effective tax rate for those periods was 35 percent and 28 percent, respectively. The movement in the effective tax rate was primarily driven by the permanent tax impact of excluding non-taxable gains and losses on the equity forward contracts which were marked to market through earnings under SFAS No. 133. The Company settled all of its outstanding equity forward contracts in January 2008. Pre-tax income decreased by $1.2 billion versus the year-ago period primarily due to a decrease in net gains on derivative and hedging activities from $465 million in the six months ended June 30, 2007 to $89 million in the six months ended June 30, 2008, and by a decrease in gains on student loan securitizations.

There were no gains on student loan securitizations in the six months ended June 30, 2008 compared to gains of $367 million in the year-ago period. The Company did not complete any off-balance sheet securitizations in the first half of 2008 as compared to one Private Education Loan securitization in the first half of 2007. Servicing and securitization revenue decreased by $276 million from $385 million in the six months ended 2007 to $109 million in the current period. This decrease was primarily due to a $280 million unrealized mark-to-market loss recorded under SFAS No. 159 in the six months ended June 30, 2008 compared to a $11 million unrealized mark-to-market gain in the six months ended June 30, 2007, which included both impairment and an unrealized mark-to-market gain recorded under SFAS No. 155. The increase in the unrealized loss recorded under SFAS No. 159 was primarily a result of an increase to the discount rate assumption related to the Private Education Loan Residual Interest in the second quarter of 2008.

Net interest income after provisions for loan losses decreased by $115 million in the six months ended June 30, 2008 from the year-ago period. This decrease was due to a $134 million decrease in net interest income, offset by an $18 million decrease in provisions for loan losses. The decrease in net interest income was primarily due to a decrease in the student loan spread (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”) and an increase in the 2008 Asset-Backed Facilities Financing Fees.

In the first half of 2008, fee and other income and collections revenue totaled $513 million, a $52 million decrease from $565 million in the year-ago period. This decrease was primarily the result of a $51 million impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary (see “APG BUSINESS SEGMENT”).

Restructuring expenses of $67 million were recognized in the six months ended June 30, 2008, as previously discussed, with no such expenses recognized in the year-ago period.

Operating expenses, excluding $6 million of reorganization-related asset impairments recognized in the second quarter of 2008, were $703 million in the first half of 2008 compared to $755 million in the year-ago period. This $52 million decrease in operating expenses was primarily due to a $37 million decrease in Merger-related expenses and the Company’s current cost reduction efforts discussed above.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the quarters ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Late fees and forbearance fees	$34	$32	$71	$67
Asset servicing and other transaction fees	26	26	52	51
Loan servicing fees	6	6	12	14
Gains on sales of mortgages and other loan fees	1	4	2	7
Other	42	21	65	46

Total	$109	$89	$202	$185

The increase in other income for the three and six months ended June 30, 2008 compared to the prior periods reported above was primarily due to gains recognized during the second quarter of 2008 on the Company’s repurchase of a portion of its unsecured debt with short-term maturities.

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

	Three Months Ended
	June 30, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$524	$—	$—
FFELP Consolidation Loans	908	—	—
Private Education Loans	665	—	—
Other loans	21	—	—
Cash and investments	81	—	5

Total interest income	2,199	—	5
Total interest expense	1,605	7	5

Net interest income (loss)	594	(7)	—
Less: provisions for loan losses	192	—	—

Net interest income (loss) after provisions for loan losses	402	(7)	—
Contingency fee revenue	—	84	—
Collections revenue	—	27	—
Guarantor servicing fees	—	—	24
Other income	62	—	45

Total other income	62	111	69
Restructuring expenses	31	5	11
Operating expenses	155	110	73

Total operating expenses	186	115	84

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	278	(11)	(15)
Income tax expense (benefit)(1)	103	(4)	(6)
Minority interest in net earnings of subsidiaries	—	3	—

“Core Earnings” net income (loss)	$175	$(10)	$(9)

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Three Months Ended
	June 30, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$719	$—	$—
FFELP Consolidation Loans	1,391	—	—
Private Education Loans	692	—	—
Other loans	27	—	—
Cash and investments	182	—	7

Total interest income	3,011	—	7
Total interest expense	2,371	7	5

Net interest income (loss)	640	(7)	2
Less: provisions for loan losses	247	—	—

Net interest income (loss) after provisions for loan losses	393	(7)	2
Contingency fee revenue	—	80	—
Collections revenue	—	77	—
Guarantor servicing fees	—	—	30
Other income	59	—	49

Total other income	59	157	79
Restructuring expenses	—	—	—
Operating expenses	182	96	104

Total operating expenses	182	96	104

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	270	54	(23)
Income tax expense (benefit)(1)	100	20	(9)
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income (loss)	$170	$33	$(14)

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Six Months Ended
	June 30, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,018	$—	$—
FFELP Consolidation Loans	1,896	—	—
Private Education Loans	1,415	—	—
Other loans	45	—	—
Cash and investments	222	—	11

Total interest income	4,596	—	11
Total interest expense	3,429	14	10

Net interest income (loss)	1,167	(14)	1
Less: provisions for loan losses	374	—	—

Net interest income (loss) after provisions for loan losses	793	(14)	1
Contingency fee revenue	—	169	—
Collections revenue	—	84	—
Guarantor servicing fees	—	—	58
Other income	106	—	97

Total other income	106	253	155
Restructuring expenses	46	6	15
Operating expenses	318	216	144

Total operating expenses	364	222	159

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	535	17	(3)
Income tax expense (benefit)(1)	197	6	(1)
Minority interest in net earnings of subsidiaries	—	3	—

“Core Earnings” net income (loss)	$338	$8	$(2)

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Six Months Ended
	June 30, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,414	$—	$—
FFELP Consolidation Loans	2,722	—	—
Private Education Loans	1,350	—	—
Other loans	54	—	—
Cash and investments	345	—	9

Total interest income	5,885	—	9
Total interest expense	4,592	13	11

Net interest income (loss)	1,293	(13)	(2)
Less: provisions for loan losses	444	—	1

Net interest income (loss) after provisions for loan losses	849	(13)	(3)
Contingency fee revenue	—	166	—
Collections revenue	—	143	—
Guarantor servicing fees	—	—	70
Other income	104	—	100

Total other income	104	309	170
Restructuring expenses	—	—	—
Operating expenses	353	190	172

Total operating expenses	353	190	172

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	600	106	(5)
Income tax expense (benefit)(1)	222	39	(2)
Minority interest in net earnings of subsidiaries	—	2	—

“Core Earnings” net income (loss)	$378	$65	$(3)

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

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

As previously discussed, on January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” The fair value adjustments of the items impacted by SFAS No. 157 and SFAS No. 159 under GAAP are not included in “Core Earnings” net income and therefore the adoption of SFAS No. 157 and SFAS No. 159 did not impact the “Core Earnings” presentation for the three or six months ended June 30, 2008.

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

	Three Months Ended June 30,
	2008			2007
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(247)	$—	$—	$(15)	$—	$—
Net impact of derivative accounting	451	—	—	46	—	796
Net impact of Floor Income	(19)	—	—	(39)	—	—
Amortization of acquired intangibles	(5)	(6)	(4)	(5)	(5)	(7)

Total “Core Earnings” adjustments to GAAP	$180	$(6)	$(4)	$(13)	$(5)	$789

	Six Months Ended June 30,
	2008			2007
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(326)	$—	$—	$406	$—	$—
Net impact of derivative accounting	87	—	—	126	—	384
Net impact of Floor Income	(24)	—	—	(78)	—	—
Amortization of acquired intangibles	(10)	(11)	(10)	(18)	(9)	(13)

Total “Core Earnings” adjustments to GAAP	$(273)	$(11)	$(10)	$436	$(9)	$371

(1) Securitization:  Under GAAP, certain securitization transactions in our Lending operating segment are accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, we present all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP, are excluded from “Core Earnings” and are replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts from “Core Earnings” as they are considered intercompany transactions on a “Core Earnings” basis.

The following table summarizes the securitization adjustments in our Lending operating segment for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(256)	$(217)	$(449)	$(432)
Provisions for loan losses	49	99	93	146

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(207)	(118)	(356)	(286)
Intercompany transactions with off-balance sheet trusts	(42)	(30)	(79)	(60)

Net interest income on securitized loans, after provisions for loan losses	(249)	(148)	(435)	(346)
Gains on student loan securitizations	—	—	—	367
Servicing and securitization revenue	2	133	109	385

Total “Core Earnings” securitization adjustments(1)	$(247)	$(15)	$(326)	$406

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three and six months ended June 30, 2008 and 2007 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$362	$822	$89	$465
Less: Realized losses on derivative and hedging activities, net(1)	85	20	(6)	45

Unrealized gains (losses) on derivative and hedging activities, net(1)	447	842	83	510
Other pre-SFAS No. 133 accounting adjustments	4	—	4	—

Total net impact of SFAS No. 133 derivative accounting(2)	$451	$842	$87	$510

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the three and six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(175)	$(9)	$(315)	$(16)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	86	(11)	317	(29)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	4	—	4	—

Total reclassifications of realized (gains) losses on derivative and hedging activities	(85)	(20)	6	(45)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	447	842	83	510

Gains (losses) on derivative and hedging activities, net	$362	$822	$89	$465

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Floor Income Contracts	$569	$81	$274	$86
Equity forward contracts	—	796	—	384
Basis swaps	(157)	(38)	(289)	22
Other	35	3	98	18

Total unrealized gains (losses) on derivative and hedging activities, net	$447	$842	$83	$510

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$25	$—	$58	$—
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(44)	(39)	(82)	(78)

Total “Core Earnings” Floor Income adjustments(1)	$(19)	$(39)	$(24)	$(78)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

4) Acquired Intangibles:   Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. These amounts totaled $15 million and $17 million, respectively, for the three months ended June 30, 2008 and 2007, and $31 million and $40 million, respectively, for the six months ended June 30, 2008 and 2007. We did not recognize any impairment in the current or year-ago periods.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire FFELP loans and Private Education Loans. Typically, a Private Education Loan is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP Stafford loans. While FFELP loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both the FFELP loans and Private Education Loans.

As a result of the legislatives changes in the CCRAA and with the impact of the credit environment, the student loan market place is undergoing significant change. As a result of these changes, over 160 lenders announced their withdrawal from the federal student loan marketplace. In addition, substantially all other lenders have altered their student loan offerings including the elimination of certain borrower benefits and the elimination of premiums paid on secondary market loan purchases. Many FFELP lenders, excluding the Company, have made other significant changes which will dramatically reduce the loan volume they will originate this academic year. These conditions have also led a number of schools to switch to the FDLP.

In fiscal year 2007, 53 percent of our FFELP loan originations consisted of loans made under our owned internal brands. The remainder were comprised of loans originated by lender partners. As a result of CCRAA, it is no longer economical to purchase loans at historical premiums from our lender partners. Therefore, some partners decided to continue to sell loans to us at lower premiums, some became third-party serviced clients, and most decided to exit the business. Given current market conditions, we expect that the loan volume impacted by lender decisions to exit the business will be either (1) originated through our internal brands, (2) absorbed by other lenders, or (3) transferred to the FDLP.

The current funding and credit spread environment has made FFELP lending uneconomical. As a result, Congress passed the Ensuring Continued Access to Student Loans Act of 2008 (the “Act”) to give lenders the [an incentive] to continue lending this academic year. In connection with the Act, ED has announced two programs to encourage lenders to make FFELP loans this academic year (see “LIQUIDITY AND CAPITAL RESOURCES — ED’s Loan Purchase Commitment and Loan Participation Programs”). ED has indicated that these proposals will be finalized and implemented in the near term.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months		Increase	Six Months		Increase
	Ended		(Decrease)	Ended		(Decrease)
	June 30,		2008 vs.	June 30,		2008 vs.
	2008	2007	2007	2008	2007	2007

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$524	$719	(27)%	$1,018	$1,414	(28)%
FFELP Consolidation Loans	908	1,391	(35)	1,896	2,722	(30)
Private Education Loans	665	692	(4)	1,415	1,350	5
Other loans	21	27	(22)	45	54	(17)
Cash and investments	81	182	(55)	222	345	(36)

Total “Core Earnings” interest income	2,199	3,011	(27)	4,596	5,885	(22)
Total “Core Earnings” interest expense	1,605	2,371	(32)	3,429	4,592	(25)

Net “Core Earnings” interest income	594	640	(7)	1,167	1,293	(10)
Less: provisions for loan losses	192	247	(22)	374	444	(16)

Net “Core Earnings” interest income after provisions for loan losses	402	393	2	793	849	(7)
Other income	62	59	5	106	104	2
Restructuring expenses	31	—	100	46	—	100
Operating expenses	155	182	(15)	318	353	(10)

Total expenses	186	182	2	364	353	3

Income before income taxes and minority interest in net earnings of subsidiaries	278	270	3	535	600	(11)
Income tax expense	103	100	3	197	222	(11)

“Core Earnings” net income	$175	$170	3%	$338	$378	(11)%

Net Interest Income

Changes in net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and six months ended June 30, 2008 and 2007. This table reflects the net interest margin for all on-balance sheet assets. It is included in the Lending business segment discussion because this segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$41,666	4.80%	$30,794	6.66%	$40,008	4.84%	$28,851	6.72%
FFELP Consolidation Loans	73,509	4.21	67,154	6.49	73,654	4.39	65,218	6.50
Private Education Loans	18,573	8.86	10,917	12.10	17,882	9.59	11,134	12.09
Other loans	1,018	8.43	1,259	8.43	1,106	8.13	1,312	8.37
Cash and investments	9,076	3.13	9,930	5.72	10,670	3.66	8,949	5.76

Total interest-earning assets	143,842	4.94%	120,054	7.00%	143,320	5.14%	115,464	7.06%

Non-interest-earning assets	10,391		9,804		9,969		9,451

Total assets	$154,233		$129,858		$153,289		$124,915

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$35,494	4.85%	$5,215	6.75%	$35,735	4.81%	$4,223	6.42%
Long-term borrowings	109,351	3.45	115,388	5.59	108,508	3.94	111,689	5.59

Total interest-bearing liabilities	144,845	3.79%	120,603	5.64%	144,243	4.16%	115,912	5.62%

Non-interest-bearing liabilities	3,895		4,105		3,679		4,294
Stockholders’ equity	5,493		5,150		5,367		4,709

Total liabilities and stockholders’ equity	$154,233		$129,858		$153,289		$124,915

Net interest margin		1.13%		1.33%		.95%		1.42%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007
Interest income	$(327)	$(817)	$490
Interest expense	(331)	(751)	420

Net interest income	$4	$(66)	$70

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007
Interest income	$(382)	$(1,485)	$1,103
Interest expense	(248)	(1,175)	927

Net interest income	$(134)	$(310)	$176

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Student loan spread(1)(2)	1.52%	1.47%	1.25%	1.55%
Other asset spread(1)(3)	.28	(.01)	.14	.08

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	1.44	1.33	1.16	1.42
Less: 2008 Asset-Backed Financing Facilities fees	(.31)	—	(.21)	—

Net interest margin	1.13%	1.33%	.95%	1.42%

(1)	Before certain commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES” for a further discussion).

(2)	Composition of student loan spread:

Student loan yield, before Floor Income	5.54%	8.05%	5.83%	8.10%
Gross Floor Income	.40	.02	.38	.02
Consolidation Loan Rebate Fees	(.57)	(.64)	(.58)	(.65)
Repayment Borrower Benefits	(.12)	(.13)	(.12)	(.13)
Premium and discount amortization	(.21)	(.20)	(.28)	(.18)

Student loan net yield	5.04	7.10	5.23	7.16
Student loan cost of funds	(3.52)	(5.63)	(3.98)	(5.61)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.52%	1.47%	1.25%	1.55%

(3)   Comprised of investments, cash and other loans.

Student Loan Spread — On-Balance Sheet

An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on student loan assets and the interest paid on the debt funding those assets. The student loan spread is impacted by changes in its various components, as reflected in footnote (2) to the “Net Interest Margin — On-Balance Sheet” table above. Gross Floor Income is impacted by interest rates and the percentage of the FFELP loan portfolio eligible to earn Floor Income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally impacted by the terms of the Repayment Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally impacted by the prices previously paid for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also impacted by prepayment behavior of the underlying loans.

The student loan spread, before 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2008 increased 5 basis points from the second quarter of 2007, primarily due to the increase in Floor Income and reduction in Consolidation Loans as a percentage of the portfolio, offset by an increase in our cost of funds. The cost of funds for on-balance sheet student loans excludes the impact of basis swaps that economically hedge the re-pricing and basis mismatch between our funding and student loan asset indices, but do not receive hedge accounting treatment under SFAS No. 133. We extensively use basis swaps to manage our basis risk associated with our interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges, and as a result, are required to be accounted for in the “gains (losses) on derivatives and hedging activities, net” line on the income statement, as opposed to being accounted for in interest expense. As a result, these basis swaps are not considered in the calculation of the cost of funds in the table above and therefore, in times of volatile movements of interest rates like those experienced in the second quarter of 2008, the student loan spread can significantly change. See “Core Earnings’ Net Interest Margin” in the following table, which reflects these basis swaps in interest expense and demonstrates the economic hedge effectiveness of these basis swaps.

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in high quality short-term securities with maturities of one week or less in order to manage credit risk and maintain available cash balances. The other asset spread for the second quarter of 2008 increased 29 basis points from the year-ago quarter. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment under SFAS No. 133 and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below.

Net Interest Margin — On-Balance Sheet

The net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2008 increased 11 basis points from the year-ago quarter. The increase in the student loan portfolio as a percentage of the overall interest-earning asset portfolio resulted in an increase to net interest margin of 3 basis points due to the student loan portfolio earning a higher spread than the other asset portfolio. An additional 8 basis point increase relates primarily to the previous discussions of changes in the on-balance sheet student loan and other asset spreads.

The increase in the 2008 Asset-Backed Financing Facilities Fees was due to the facility closing on February 29, 2008 which resulted in only one month of fees in the first quarter of 2008.

“Core Earnings” Net Interest Margin

The following table analyzes the earnings from our portfolio of Managed interest-earning assets on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment”). The ‘‘ ‘Core Earnings’ Net Interest Margin” presentation and certain components used in the calculation differ from the “Net Interest Margin — On-Balance Sheet” presentation. The “Core Earnings” presentation, when compared to our on-balance sheet presentation, is different in that it:

•	includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Borrower Benefits yield adjustments;

•	includes the reclassification of certain derivative net settlement amounts that do not qualify as SFAS No. 133 hedges. Under GAAP, payments made and received on derivative contracts that do not qualify as hedges under SFAS No. 133 are recorded as part of the “gain (loss) on derivative and hedging activities, net” line item on the income statement and are therefore not recognized in the on-balance sheet student loan spread. Under this presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our written Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense;

•	excludes unhedged Floor Income earned on the Managed student loan portfolio; and

•	includes the amortization of upfront payments on Floor Income Contracts in student loan income that we believe are economically hedging the Floor Income.

The following table reflects the “Core Earnings” net interest margin, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

“Core Earnings” basis student loan spread(1):
FFELP loan spread	.87%	.98%	.73%	1.03%
Private Education Loan spread(2)	5.08	5.22	5.23	5.25

Total “Core Earnings” basis student loan spread(3)	1.65	1.68	1.56	1.72
“Core Earnings” basis other asset spread(1)(4)	(.25)	(.05)	(.21)	.06

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.52	1.52	1.42	1.58
Less: 2008 Asset-Backed Financing Facilities fees	(.24)	—	(.16)	—

“Core Earnings” net interest margin	1.28%	1.52%	1.26%	1.58%

(1)	Before certain commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES” for a further discussion).
(2)	Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provisions for loan losses	3.02%	1.49%	3.15%	1.81%
(3)	Composition of “Core Earnings” basis student loan spread:
	“Core Earnings” basis student loan spread yield	5.75%	8.27%	6.06%	8.29%
	Consolidation Loan Rebate Fees	(.54)	(.57)	(.55)	(.58)
	Borrower Benefits	(.12)	(.12)	(.12)	(.12)
	Premium and discount amortization	(.18)	(.19)	(.27)	(.18)

	“Core Earnings” basis student loan net yield	4.91	7.39	5.12	7.41
	“Core Earnings” basis student loan cost of funds	(3.26)	(5.71)	(3.56)	(5.69)

	“Core Earnings” basis student loan spread, before 2008
	Asset-Backed Financing Facilities fees	1.65%	1.68%	1.56%	1.72%

(4)	Comprised of investments, cash and other loans.

“Core Earnings” Basis Student Loan Spread

An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on student loan assets and the interest paid on the debt funding those assets. The “Core Earnings” basis student loan spread before the 2008 Asset-Backed Financing Facilities fees for the second quarter of 2008 decreased 3 basis points from the year-ago quarter, primarily due to an increase in the Company’s cost of funds from an increase in the credit spread on the Company’s debt during the last year due to the current credit environment. This was offset somewhat by the mix of the overall student loan portfolio between FFELP loans and Private Education Loans as the Private Education Loan portfolio earns a higher spread than the FFELP loan portfolio. Private Education Loans make up a greater portion of the portfolio in the current period versus the year-ago period.

The “Core Earnings” basis FFELP loan spread for the three and six months ended June 30, 2008 declined from the year-ago periods primarily as a result of the increase in the cost of funds previously discussed, as well as, the mix of the FFELP portfolio shifting towards loans originated subsequent to October 1, 2007, which have lower legislated yields as a result of the CCRAA. The “Core Earnings” basis Private Education Loan spread before provision declined primarily as a result of the increase in the cost of funds discussed previously. The changes in the “Core Earnings” basis Private Education Loan spread after provision for all periods presented was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below (see “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses”).

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is comprised of cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for the second quarter of 2008 decreased 20 basis points from the year-ago quarter. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. The significant decrease from the year-ago quarter is mostly due to the other assets’ indices resetting more frequently than the debt funding those assets. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. The decrease in spread is also a result of the increase in our cost of funds as previously discussed.

“Core Earnings” Basis Net Interest Margin

The “Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2008 did not change from the year-ago quarter. The increase in the Managed student loan portfolio as a percentage of the overall Managed interest-earning asset portfolio resulted in an increase to “Core Earnings” net interest margin of 4 basis points due to the Managed student loan portfolio earning a higher spread than the Managed other interest-earning asset portfolio. The offsetting 4 basis point decrease relates primarily to the previous discussions of changes in the “Core Earnings” basis student loan and other asset spreads.

The increase in the 2008 Asset-Backed Financing Facilities Fees was due to the facility closing on February 29, 2008, which resulted in only one month of fees in the first quarter of 2008.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances, net

	June 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$15,484	$—	$15,484	$7,177	$22,661
Grace and repayment	26,669	71,915	98,584	12,272	110,856

Total on-balance sheet, gross	42,153	71,915	114,068	19,449	133,517
On-balance sheet unamortized premium/(discount)	1,051	1,297	2,348	(508)	1,840
On-balance sheet allowance for losses	(57)	(41)	(98)	(970)	(1,068)

Total on-balance sheet, net	43,147	73,171	116,318	17,971	134,289

Off-balance sheet:
In-school	643	—	643	2,073	2,716
Grace and repayment	7,740	15,586	23,326	11,700	35,026

Total off-balance sheet, gross	8,383	15,586	23,969	13,773	37,742
Off-balance sheet unamortized premium/(discount)	109	464	573	(356)	217
Off-balance sheet allowance for losses	(17)	(8)	(25)	(319)	(344)

Total off-balance sheet, net	8,475	16,042	24,517	13,098	37,615

Total Managed	$51,622	$89,213	$140,835	$31,069	$171,904

% of on-balance sheet FFELP	37%	63%	100%
% of Managed FFELP	37%	63%	100%
% of total	30%	52%	82%	18%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	December 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$14,390	$—	$14,390	$6,735	$21,125
Grace and repayment	20,469	72,306	92,775	9,437	102,212

Total on-balance sheet, gross	34,859	72,306	107,165	16,172	123,337
On-balance sheet unamortized premium/(discount)	915	1,344	2,259	(468)	1,791
On-balance sheet allowance for losses	(48)	(41)	(89)	(886)	(975)

Total on-balance sheet, net	35,726	73,609	109,335	14,818	124,153

Off-balance sheet:
In-school	1,004	—	1,004	3,117	4,121
Grace and repayment	8,334	15,968	24,302	11,082	35,384

Total off-balance sheet, gross	9,338	15,968	25,306	14,199	39,505
Off-balance sheet unamortized premium/(discount)	154	482	636	(355)	281
Off-balance sheet allowance for losses	(20)	(9)	(29)	(334)	(363)

Total off-balance sheet, net	9,472	16,441	25,913	13,510	39,423

Total Managed	$45,198	$90,050	$135,248	$28,328	$163,576

% of on-balance sheet FFELP	33%	67%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Average Balances (net of unamortized premium/discount):

	Three Months Ended June 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$41,666	$73,509	$115,175	$18,573	$133,748
Off-balance sheet	8,736	16,122	24,858	13,317	38,175

Total Managed	$50,402	$89,631	$140,033	$31,890	$171,923

% of on-balance sheet FFELP	36%	64%	100%
% of Managed FFELP	36%	64%	100%
% of total	29%	52%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Three Months Ended June 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$30,794	$67,154	$97,948	$10,917	$108,865
Off-balance sheet	11,852	17,356	29,208	14,224	43,432

Total Managed	$42,646	$84,510	$127,156	$25,141	$152,297

% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	34%	66%	100%
% of total	28%	55%	83%	17%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Six Months Ended June 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$40,008	$73,654	$113,662	$17,882	$131,544
Off-balance sheet	8,998	16,231	25,229	13,441	38,670

Total Managed	$49,006	$89,885	$138,891	$31,323	$170,214

% of on-balance sheet FFELP	35%	65%	100%
% of Managed FFELP	35%	65%	100%
% of total	29%	53%	82%	18%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Six Months Ended June 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$28,851	$65,218	$94,069	$11,134	$105,203
Off-balance sheet	12,880	17,687	30,567	13,477	44,044

Total Managed	$41,731	$82,905	$124,636	$24,611	$149,247

% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	56%	84%	16%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after June 30, 2008 and 2007, based on interest rates as of those dates.

	June 30, 2008			June 30, 2007
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$97.1	$16.0	$113.1	$78.0	$19.3	$97.3
Off-balance sheet student loans	15.5	8.3	23.8	16.5	11.1	27.6

Managed student loans eligible to earn Floor Income	112.6	24.3	136.9	94.5	30.4	124.9
Less: post-June 30, 2006 disbursed loans required to rebate Floor Income	(55.5)	(1.4)	(56.9)	(34.7)	(1.6)	(36.3)
Less: economically hedged Floor Income Contracts	(25.8)	—	(25.8)	(14.6)	—	(14.6)

Net Managed student loans eligible to earn Floor Income	$31.3	$22.9	$54.2	$45.2	$28.8	$74.0

Net Managed student loans earning Floor Income as of June 30	$0.5	$0.1	$0.6	$4.0	$3.2	$7.2

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans whose Fixed-Rate Floor Income has already been economically hedged through Floor Income Contracts for the period July 1, 2008 to June 30, 2013. These loans are both on- and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	July 1, 2008 to
(Dollars in billions)	December 31, 2008	2009	2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$26	$21	$19	$16	$16	$4

Private Education Loan Losses

On-Balance Sheet versus Managed Basis Presentation

All Private Education Loans are initially acquired on-balance sheet. When we securitize Private Education Loans, we no longer legally own the loans and they are accounted for off-balance sheet. For our Managed Basis presentation in the table below, when loans are securitized, we reduce the on-balance sheet allowance for loan losses for amounts previously provided and then increase the allowance for loan losses for these loans off-balance sheet, with the total of both on-balance sheet and off-balance sheet being the Managed Basis allowance for loan losses.

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

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends as of June 30, 2008 and 2007. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education Loan Delinquencies
	June 30,		June 30,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$9,662		$5,789
Loans in forbearance(2)	1,178		544
Loans in repayment and percentage of each status:
Loans current	7,720	89.7%	4,873	88.7%
Loans delinquent 31-60 days(3)	326	3.8	243	4.4
Loans delinquent 61-90 days(3)	210	2.4	131	2.4
Loans delinquent greater than 90 days(3)	353	4.1	249	4.5

Total Private Education Loans in repayment	8,609	100%	5,496	100%

Total Private Education Loans, gross	19,449		11,829
Private Education Loan unamortized discount	(508)		(387)

Total Private Education Loans	18,941		11,442
Private Education Loan allowance for losses	(970)		(428)

Private Education Loans, net	$17,971		$11,014

Percentage of Private Education Loans in repayment		44.3%		46.5%

Delinquencies as a percentage of Private Education Loans in repayment		10.3%		11.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		12.0%		9.0%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	June 30, 2008		June 30, 2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,159		$6,136
Loans in forbearance(2)	1,339		1,093
Loans in repayment and percentage of each status:
Loans current	7,871	95.1%	7,002	95.3%
Loans delinquent 31-60 days(3)	178	2.2	196	2.7
Loans delinquent 61-90 days(3)	102	1.2	66	.9
Loans delinquent greater than 90 days(3)	124	1.5	80	1.1

Total Private Education Loans in repayment	8,275	100%	7,344	100%

Total Private Education Loans, gross	13,773		14,573
Private Education Loan unamortized discount	(356)		(342)

Total Private Education Loans	13,417		14,231
Private Education Loan allowance for losses	(319)		(183)

Private Education Loans, net	$13,098		$14,048

Percentage of Private Education Loans in repayment		60.1%		50.4%

Delinquencies as a percentage of Private Education Loans in repayment		4.9%		4.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		13.9%		13.0%

	Managed Basis Private Education
	Loan Delinquencies
	June 30, 2008		June 30, 2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$13,821		$11,925
Loans in forbearance(2)	2,517		1,637
Loans in repayment and percentage of each status:
Loans current	15,591	92.3%	11,875	92.5%
Loans delinquent 31-60 days(3)	504	3.0	439	3.4
Loans delinquent 61-90 days(3)	312	1.9	197	1.5
Loans delinquent greater than 90 days(3)	477	2.8	329	2.6

Total Private Education Loans in repayment	16,884	100%	12,840	100%

Total Private Education Loans, gross	33,222		26,402
Private Education Loan unamortized discount	(864)		(729)

Total Private Education Loans	32,358		25,673
Private Education Loan allowance for losses	(1,289)		(611)

Private Education Loans, net	$31,069		$25,062

Percentage of Private Education Loans in repayment		50.8%		48.6%

Delinquencies as a percentage of Private Education Loans in repayment		7.7%		7.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		13.0%		11.3%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Activity in the Allowance for Private Education Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred losses, net of recoveries, in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the three and six months ended June 30, 2008 and 2007.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008	2007

Allowance at beginning of period	$939	$369	$332	$116	$1,271	$485
Provision for Private Education Loan losses	120	139	43	95	163	234
Charge-offs	(105)	(88)	(60)	(28)	(165)	(116)
Recoveries	8	8	3	—	11	8

Net charge-offs	(97)	(80)	(57)	(28)	(154)	(108)
Reclassification of interest reserve(1)	8	—	1	—	9	—

Allowance at end of period	$970	$428	$319	$183	$1,289	$611

Net charge-offs as a percentage of average loans in repayment (annualized)	4.84%	6.19%	2.98%	1.53%	3.92%	3.50%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.20%	5.63%	2.52%	1.32%	3.36%	3.08%
Allowance as a percentage of the ending total loan balance	4.99%	3.74%	2.31%	1.29%	3.88%	2.38%
Allowance as a percentage of ending loans in repayment	11.27%	7.79%	3.85%	2.50%	7.63%	4.76%
Average coverage of net charge-offs (annualized)	2.51	1.33	1.37	1.69	2.08	1.42
Ending total loans, gross	$19,449	$11,829	$13,773	$14,573	$33,222	$26,402
Average loans in repayment	$7,992	$5,182	$7,811	$7,091	$15,803	$12,273
Ending loans in repayment	$8,609	$5,496	$8,275	$7,344	$16,884	$12,840

(1)	Represents the amount of uncollectible interest, initially reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest reserve was reversed in interest income and then included in the provision within the allowance for loan losses. This amount was $6 million for the three months ended June 30, 2007 on a Managed Basis. This change in presentation results in no impact to net income.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008	2007

Allowance at beginning of period	$886	$308	$334	$86	$1,220	$394
Provision for Private Education Loan losses	238	281	85	141	323	422
Charge-offs	(188)	(170)	(107)	(50)	(295)	(220)
Recoveries	18	15	4	—	22	15

Net charge-offs	(170)	(155)	(103)	(50)	(273)	(205)
Reclassification of interest reserve(1)	16	—	3	—	19	—

Balance before securitization of Private Education Loans	970	434	319	177	1,289	611
Reduction for securitization of Private Education Loans	—	(6)	—	6	—	—

Allowance at end of period	$970	$428	$319	$183	$1,289	$611

Net charge-offs as a percentage of average loans in repayment (annualized)	4.54%	6.04%	2.71%	1.42%	3.62%	3.37%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	3.91%	5.56%	2.26%	1.25%	3.07%	3.03%
Allowance as a percentage of the ending total loan balance	4.99%	3.74%	2.31%	1.29%	3.88%	2.38%
Allowance as a percentage of ending loans in repayment	11.27%	7.79%	3.85%	2.50%	7.63%	4.76%
Average coverage of net charge-offs (annualized)	2.83	1.37	1.54	1.83	2.34	1.48
Ending total loans, gross	$19,449	$11,829	$13,773	$14,573	$33,222	$26,402
Average loans in repayment	$7,544	$5,174	$7,638	$7,067	$15,182	$12,241
Ending loans in repayment	$8,609	$5,496	$8,275	$7,344	$16,884	$12,840

(1)	Represents the amount of uncollectible interest, initially reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest reserve was reversed in interest income and then included in the provision within the allowance for loan losses. This amount was $9 million for the six months ended June 30, 2007 on a Managed Basis. This change in presentation results in no impact to net income.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at June 30, 2008 and December 31, 2007.

	June 30, 2008			December 31, 2007
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans, gross	$28,349	$4,873	$33,222	$25,791	$4,580	$30,371
Ending loans in repayment	14,433	2,451	16,884	12,711	2,155	14,866
Private Education Loan allowance for losses	471	818	1,289	438	782	1,220
Net charge-offs as a percentage of average loans in repayment(1)	2.0%	15.0%	3.9%	1.5%	11.9%	3.1%
Allowance as a percentage of total ending loan balance	1.7%	16.8%	3.9%	1.7%	17.1%	4.0%
Allowance as a percentage of ending loans in repayment	3.3%	33.4%	7.6%	3.5%	36.3%	8.2%
Average coverage of net charge-offs(1)	1.7	2.3	2.1	2.6	3.3	3.0
Delinquencies as a percentage of Private Education Loans in repayment	4.9%	24.0%	7.7%	5.2%	26.3%	8.3%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	1.6%	9.8%	2.8%	1.7%	11.1%	3.1%
Loans in forbearance as a percentage of loans in repayment and forbearance	12.0%	18.5%	13.0%	12.8%	19.4%	13.9%

(1)	Annualized for the three months ended June 30, 2008; full year actuals for the year ended December 31, 2007.

Due to the seasoning of the Managed Private Education Loan portfolio, shifts in its mix, certain economic factors and other operational factors, the Company has expected and has seen charge-off rates increase from the levels experienced prior to 2007. Although charge-off rates have increased, the overall increase for the six months ended June 30, 2008 was less than originally expected. In the fourth quarter of 2007, the Company recorded provision expense of $667 million related to the Managed Private Education Loan portfolio. This significant increase in provision expense compared to prior and current quarters primarily relates to the non-traditional portion of the Company’s Private Education Loan portfolio which the Company had been expanding over the past few years. The Company has recently terminated these non-traditional loan programs because the performance of these loans turned out to be materially different from its original expectations and from the rest of the Company’s Private Education Loan programs. The non-traditional portfolio is particularly impacted by the weakening U.S. economy and an underlying borrower’s ability to repay a non-traditional loan. As a result, the Company recorded the additional provision in the fourth quarter of 2007, and this is the primary reason that the allowance as a percentage of the ending total loan balance and as a percentage of ending loans in repayment is significantly higher at June 30, 2008 versus June 30, 2007.

Managed provision expense increased slightly from $160 million in the first quarter of 2008 to $163 million in the second quarter of 2008. This is a result of the performance of the portfolio remaining relatively unchanged between quarters. Managed delinquencies as a percentage of Private Education Loans in repayment increased slightly from 7.4 percent as of March 31, 2008 to 7.7 percent as of June 30, 2008. However, Managed Private Education Loans delinquent greater than 90 days decreased from 3.1 percent at March 31, 2008 to 2.8 percent at June 30, 2008 and Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 16.4 percent as of March 31, 2008 to 13.0 percent at June 30, 2008.

Forbearance continues to be a positive collection tool for Private Education Loans as we believe it provides borrowers with sufficient time to obtain employment and income to support their obligations. As reflected in the table below, our experience has consistently shown that three years after being in forbearance status for the first time, over 75 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and approximately eight percent have charged off. Loans in forbearance are reserved commensurate with the default expectation of this specific loan status.

	Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution 36
	months after ending month	Status distribution 36
	in forbearance for the	months after entering
	first time	repayment (all loans)

In-school/grace/deferment	8.5%	7.8%
Current	60.5	61.8
Delinquent 31-60 days	3.0	1.9
Delinquent 61-90 days	1.5	.9
Delinquent greater than 90 days	2.6	1.6
Forbearance	8.1	5.3
Charged-off	8.0	5.6
Paid	7.8	15.1

Total	100%	100%

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

As indicated in the tables below that show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At June 30, 2008, loans in forbearance as a percentage of loans in repayment and forbearance are 16.1 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 5.4 percent for loans that have been in repayment more than 48 months. Approximately 73 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce.

The tables below show the composition and status of the Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	June 30,
June 30, 2008	Months	Months	48 Months	2008(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$13,821	$13,821
Loans in forbearance	1,848	498	171	—	2,517
Loans in repayment — current	8,966	3,871	2,754	—	15,591
Loans in repayment — delinquent 31-60 days	265	160	79	—	504
Loans in repayment — delinquent 61-90 days	162	100	50	—	312
Loans in repayment — delinquent greater than 90 days	228	163	86	—	477

Total	$11,469	$4,792	$3,140	$13,821	33,222

Unamortized discount					(864)
Allowance for loan losses					(1,289)

Total Managed Private Education Loans, net					$31,069

Loans in forbearance as a percentage of loans in repayment and forbearance	16.1%	10.4%	5.4%	—%	13.0%

(1)	Includes all loans in-school/grace/deferment.

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	June 30,
June 30, 2007	Months	Months	48 Months	2007(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$11,925	$11,925
Loans in forbearance	1,229	305	103	—	1,637
Loans in repayment — current	7,002	2,813	2,060	—	11,875
Loans in repayment — delinquent 31-60 days	256	114	69	—	439
Loans in repayment — delinquent 61-90 days	121	49	27	—	197
Loans in repayment — delinquent greater than 90 days	166	105	58	—	329

Total	$8,774	$3,386	$2,317	$11,925	26,402

Unamortized discount					(729)
Allowance for loan losses					(611)

Total Managed Private Education Loans, net					$25,062

Loans in forbearance as a percentage of loans in repayment and forbearance	14.0%	9.0%	4.4%	—%	11.3%

(1)	Includes all loans in-school/grace/deferment.

The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 6 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	June 30, 2008		June 30, 2007
	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total

Up to 12 months	$1,643	65%	$1,176	72%
13 to 24 months	736	29	395	24
More than 24 months	138	6	66	4

Total	$2,517	100%	$1,637	100%

FFELP Loan Losses

Delinquencies and Forbearance

The tables below present our FFELP loan delinquency trends as of June 30, 2008 and 2007. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	June 30, 2008		June 30, 2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$35,136		$28,396
Loans in forbearance(2)	12,245		9,366
Loans in repayment and percentage of each status:
Loans current	57,046	85.5%	50,790	84.9%
Loans delinquent 31-60 days(3)	3,573	5.4	3,000	5.0
Loans delinquent 61-90 days(3)	1,662	2.5	1,707	2.8
Loans delinquent greater than 90 days(3)	4,406	6.6	4,353	7.3

Total FFELP loans in repayment	66,687	100%	59,850	100%

Total FFELP loans, gross	114,068		97,612
FFELP loan unamortized premium	2,348		2,024

Total FFELP loans	116,416		99,636
FFELP loan allowance for losses	(98)		(24)

FFELP loans, net	$116,318		$99,612

Percentage of FFELP loans in repayment		58.5%		61.3%

Delinquencies as a percentage of FFELP loans in repayment		14.5%		15.1%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.5%		13.5%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	June 30, 2008		June 30, 2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,520		$6,041
Loans in forbearance(2)	3,084		3,165
Loans in repayment and percentage of each status:
Loans current	13,413	82.0%	14,554	78.0%
Loans delinquent 31-60 days(3)	958	5.8	1,067	5.7
Loans delinquent 61-90 days(3)	473	2.9	709	3.8
Loans delinquent greater than 90 days(3)	1,521	9.3	2,322	12.5

Total FFELP loans in repayment	16,365	100%	18,652	100%

Total FFELP loans, gross	23,969		27,858
FFELP loan unamortized premium	573		682

Total FFELP loans	24,542		28,540
FFELP loan allowance for losses	(25)		(11)

FFELP loans, net	$24,517		$28,529

Percentage of FFELP loans in repayment		68.3%		67.0%

Delinquencies as a percentage of FFELP loans in repayment		18.0%		22.0%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.9%		14.5%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis FFELP
	Loan Delinquencies
	June 30,		June 30,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$39,656		$34,437
Loans in forbearance(2)	15,329		12,531
Loans in repayment and percentage of each status:
Loans current	70,459	84.8%	65,344	83.2%
Loans delinquent 31-60 days(3)	4,531	5.5	4,067	5.2
Loans delinquent 61-90 days(3)	2,135	2.6	2,416	3.1
Loans delinquent greater than 90 days(3)	5,927	7.1	6,675	8.5

Total FFELP loans in repayment	83,052	100%	78,502	100%

Total FFELP loans, gross	138,037		125,470
FFELP loan unamortized premium	2,921		2,706

Total FFELP loans	140,958		128,176
FFELP loan allowance for losses	(123)		(35)

FFELP loans, net	$140,835		$128,141

Percentage of FFELP loans in repayment		60.2%		62.6%

Delinquencies as a percentage of FFELP loans in repayment		15.2%		16.8%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.6%		13.8%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Total Provisions for Loan Losses

The following tables summarize the total provisions for loan losses on both an on-balance sheet basis and a Managed Basis for the three and six months ended June 30, 2008 and 2007.

Total on-balance sheet loan provisions

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Private Education Loans	$120	$139	$238	$281
FFELP Loans	19	6	35	12
Mortgage and consumer loans	4	3	7	5

Total on-balance sheet provisions for loan losses	$143	$148	$280	$298

Total Managed Basis loan provisions

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Private Education Loans	$163	$234	$323	$422
FFELP Loans	25	10	44	18
Mortgage and consumer loans	4	3	7	5

Total Managed Basis provisions for loan losses	$192	$247	$374	$445

Provision expense for Private Education Loans was previously discussed above (see “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses”).

Upon the passage of the CCRAA on September 27, 2007, the Exceptional Performer program (under which qualified lenders received reimbursement on default claims higher than the Risk Sharing) was repealed, which resulted in an increase in our Risk Sharing percentage. Therefore, the Company’s FFELP loan provision has increased over the year-ago periods.

Total Loan Net Charge-offs

The following tables summarize the total loan net charge-offs on both an on-balance sheet basis and a Managed Basis for the three and six months ended June 30, 2008 and 2007.

Total on-balance sheet loan net charge-offs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Private Education Loans	$97	$80	$170	$155
FFELP Loans	16	5	27	9
Mortgage and consumer loans	2	3	7	5

Total on-balance sheet loan net charge-offs	$115	$88	$204	$169

Total Managed loan net charge-offs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Private Education Loans	$154	$108	$273	$205
FFELP Loans	23	9	39	17
Mortgage and consumer loans	2	3	7	5

Total Managed loan net charge-offs	$179	$120	$319	$227

The increase in net charge-offs on FFELP Stafford and Other Student Loans for the quarter ended June 30, 2008 versus June 30, 2007, was primarily the result of legislative changes occurring in 2007, which lowered the federal guaranty on claims filed to either 97 percent or 98 percent (depending on date of disbursement). See “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses” for a discussion of net charge-offs related to our Private Education Loans.

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate

Student loan premiums paid:
Internal lending brands	$2,621	1.46%	$2,298	1.47%	$8,267	1.65%	$6,896	1.43%
Lender partners	1,857	3.24	3,382	2.96	4,171	3.12	5,759	2.93

Total	4,478	2.20	5,680	2.36	12,438	2.15	12,655	2.11
Other purchases(1)	392	2.10	1,316	4.99	599	1.58	5,190	5.34

Subtotal base purchases	4,870	2.19	6,996	2.85	13,037	2.12	17,845	3.05
Consolidation originations	66	(.04)	485	3.09	607	1.99	1,187	2.61

Total	$4,936	2.16%	$7,481	2.87%	$13,644	2.11%	$19,032	3.02%

(1)	Primarily includes spot purchases (including Wholesale Consolidation Loans for the three and six months ended June 30, 2007), other commitment clients, and subsidiary acquisitions.

Premiums paid as a percentage of principal balance for both internal lending brands and lender partner volume are impacted by Front-End Borrower Benefits where we pay the origination fee and/or federal guaranty fee on behalf of borrowers. Historically, this offered benefit had the impact of increasing the effective premium rate on the loan volume over time as this benefit was offered to a larger segment of our loan originations. In April 2008, the Company suspended participation in the federal consolidation loan program and discontinued subsidizing on behalf of borrowers the federally mandated Stafford loan origination fee for loans guaranteed after May 2, 2008. As a result, we expect and have seen our premiums begin to decline on this volume starting in the quarter ended June 30, 2008. Declines in lender partner premiums will lag those of internal lending brands since acquisitions of lender partner volume in the quarter generally relate to loans originated in prior periods where the Front-End Borrower Benefits were still being offered.

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

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended
	June 30, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$3,361	$1,117	$4,478
Other commitment clients	259	—	259
Spot purchases	133	—	133
Consolidations from third parties	11	55	66
Consolidations and clean-up calls of off-balance sheet securitized loans	12	76	88
Capitalized interest, premiums and discounts	588	219	807

Total on-balance sheet student loan acquisitions	4,364	1,467	5,831
Consolidations and clean-up calls of off-balance sheet securitized loans	(12)	(76)	(88)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	121	197	318

Total Managed student loan acquisitions	$4,473	$1,588	$6,061

	Three Months Ended
	June 30, 2007
	FFELP	Private	Total

Internal lending brands and Lender Partners	$4,338	$1,342	$5,680
Wholesale Consolidations	911	—	911
Other commitment clients	145	1	146
Spot purchases	259	—	259
Consolidations from third parties	430	55	485
Consolidations and clean-up calls of off-balance sheet securitized loans	1,562	138	1,700
Capitalized interest, premiums and discounts	525	92	617

Total on-balance sheet student loan acquisitions	8,170	1,628	9,798
Consolidations and clean-up calls of off-balance sheet securitized loans	(1,562)	(138)	(1,700)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	128	173	301

Total Managed student loan acquisitions	$6,736	$1,663	$8,399

	Six Months Ended
	June 30, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$9,022	$3,416	$12,438
Other commitment clients	444	—	444
Spot purchases	155	—	155
Consolidations from third parties	461	146	607
Consolidations and clean-up calls of off-balance sheet securitized loans	120	245	365
Capitalized interest, premiums and discounts	1,130	383	1,513

Total on-balance sheet student loan acquisitions	11,332	4,190	15,522
Consolidations and clean-up calls of off-balance sheet securitized loans	(120)	(245)	(365)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	219	354	573

Total Managed student loan acquisitions	$11,431	$4,299	$15,730

	Six Months Ended
	June 30, 2007
	FFELP	Private	Total

Internal lending brands and Lender Partners	$9,113	$3,542	$12,655
Wholesale Consolidations	3,987	—	3,987
Other commitment clients	194	4	198
Spot purchases	1,005	—	1,005
Consolidations from third parties	1,079	108	1,187
Consolidations and clean-up calls of off-balance sheet securitized loans	2,745	301	3,046
Capitalized interest, premiums and discounts	1,156	151	1,307

Total on-balance sheet student loan acquisitions	19,279	4,106	23,385
Consolidations and clean-up calls of off-balance sheet securitized loans	(2,745)	(301)	(3,046)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	281	298	579

Total Managed student loan acquisitions	$16,815	$4,103	$20,918

As shown in the above tables, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets for which we do not record an offsetting gain.

Lending Assets

The following table includes on-balance sheet asset information for our Lending business segment.

	June 30,	December 31,
	2008	2007

FFELP Stafford and Other Student Loans, net	$43,147	$35,726
FFELP Consolidation Loans, net	73,171	73,609
Private Education Loans, net	17,971	14,818
Other loans, net	903	1,174
Investments(1)	11,362	14,870
Retained Interest in off-balance sheet securitized loans	2,545	3,044
Other(2)	11,240	8,953

Total assets	$160,339	$152,194

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Loan Originations

The Company originates loans under its own brand names, which we refer to as internal brands and also through lender partners under forward contracts to purchase loans at contractual prices. In the past, we referred to these combined channels as preferred channel originations. As discussed at the beginning of this “LENDING BUSINESS SEGMENT,” legislative changes and credit market conditions have resulted in other FFELP lenders reducing their participation in the FFELP program.

As a result of the impacts described above, our FFELP internal brand originations in the quarter were up sharply, increasing 44 percent to $1.9 billion. Our lender partner originations offset this increase, declining 56 percent from the year-ago quarter. Some of these customers, such as JPMorgan Chase, were converted to third-party serviced contracts in which we service loans on behalf of these parties.

Consistent with our announcement in the first quarter that we were tightening our private credit lending standards and ceasing non-traditional lending, Private Education Loan originations declined 24 percent to $891 million in the quarter.

At June 30, 2008, there were $4.2 billion of originated loans ($3.5 billion of FFELP loans and $0.7 billion of Private Education Loans) in the pipeline that the Company is committed to purchase from our lender partners. As it relates to FFELP loans, approximately $2.7 billion relates to volume originated prior to CCRAA and $0.2 billion of the $3.5 billion FFELP loans are eligible for participation in ED’s Purchase and Participation Programs (see “LIQUIDITY AND CAPITAL RESOURCES — ED’S Loan Purchase Commitment and Loan Participation Programs”).

The following tables further break down our loan originations by type of loan and source.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Loan Originations — Internal lending brands
Stafford	$1,650	$1,096	$4,509	$3,182
PLUS	127	144	673	679
GradPLUS	113	77	307	175

Total FFELP	1,890	1,317	5,489	4,036
Private Education Loans	854	1,126	3,078	3,208

Total	$2,744	$2,443	$8,567	$7,244

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Loan Originations — Lending partners
Stafford	$463	$1,029	$2,570	$3,543
PLUS	16	60	288	445
GradPLUS	4	12	46	42

Total FFELP	483	1,101	2,904	4,030
Private Education Loans	37	49	291	330

Total	$520	$1,150	$3,195	$4,360

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP loan portfolios.

	On-Balance Sheet
	Three Months Ended June 30, 2008
				Total
	FFELP	FFELP		Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$40,168	$73,868	$114,036	$16,977	$131,013
Net consolidations:
Incremental consolidations from third parties	—	11	11	55	66
Consolidations to third parties	(100)	(51)	(151)	(9)	(160)

Net consolidations	(100)	(40)	(140)	46	(94)
Acquisitions	4,003	338	4,341	1,336	5,677

Net acquisitions	3,903	298	4,201	1,382	5,583

Internal consolidations(2)	(32)	36	4	67	71
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(892)	(1,031)	(1,923)	(455)	(2,378)

Ending balance	$43,147	$73,171	$116,318	$17,971	$134,289

	Off-Balance Sheet
	Three Months Ended June 30, 2008
				Total
	FFELP	FFELP		Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,011	$16,237	$25,248	$13,214	$38,462
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(30)	(9)	(39)	(12)	(51)

Net consolidations	(30)	(9)	(39)	(12)	(51)
Acquisitions	73	48	121	197	318

Net acquisitions	43	39	82	185	267

Internal consolidations(2)	(2)	(2)	(4)	(67)	(71)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(577)	(232)	(809)	(234)	(1,043)

Ending balance	$8,475	$16,042	$24,517	$13,098	$37,615

	Managed Portfolio
	Three Months Ended June 30, 2008
				Total
	FFELP	FFELP		Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$49,179	$90,105	$139,284	$30,191	$169,475
Net consolidations:
Incremental consolidations from third parties	—	11	11	55	66
Consolidations to third parties	(130)	(60)	(190)	(21)	(211)

Net consolidations	(130)	(49)	(179)	34	(145)
Acquisitions	4,076	386	4,462	1,533	5,995

Net acquisitions	3,946	337	4,283	1,567	5,850

Internal consolidations(2)	(34)	34	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,469)	(1,263)	(2,732)	(689)	(3,421)

Ending balance(3)	$51,622	$89,213	$140,835	$31,069	$171,904

Total Managed Acquisitions(4)	$4,076	$397	$4,473	$1,588	$6,061

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of June 30, 2008, the ending balance includes $5.5 billion of FFELP Stafford and Other Loans and $2.7 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$28,562	$66,170	$94,732	$9,849	$104,581
Net consolidations:
Incremental consolidations from third parties	—	430	430	55	485
Consolidations to third parties	(673)	(212)	(885)	(8)	(893)

Net consolidations	(673)	218	(455)	47	(408)
Acquisitions	4,976	1,202	6,178	1,435	7,613

Net acquisitions	4,303	1,420	5,723	1,482	7,205

Internal consolidations(2)	(1,166)	1,755	589	120	709
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(196)	(1,236)	(1,432)	(437)	(1,869)

Ending balance	$31,503	$68,109	$99,612	$11,014	$110,626

	Off-Balance Sheet
	Three Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$13,270	$17,758	$31,028	$14,352	$45,380
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(247)	(56)	(303)	(17)	(320)

Net consolidations	(247)	(56)	(303)	(17)	(320)
Acquisitions	79	49	128	173	301

Net acquisitions	(168)	(7)	(175)	156	(19)

Internal consolidations(2)	(405)	(184)	(589)	(120)	(709)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,335)	(400)	(1,735)	(340)	(2,075)

Ending balance	$11,362	$17,167	$28,529	$14,048	$42,577

	Managed Portfolio
	Three Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$41,832	$83,928	$125,760	$24,201	$149,961
Net consolidations:
Incremental consolidations from third parties	—	430	430	55	485
Consolidations to third parties	(920)	(268)	(1,188)	(25)	(1,213)

Net consolidations	(920)	162	(758)	30	(728)
Acquisitions	5,055	1,251	6,306	1,608	7,914

Net acquisitions	4,135	1,413	5,548	1,638	7,186

Internal consolidations(2)	(1,571)	1,571	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,531)	(1,636)	(3,167)	(777)	(3,944)

Ending balance	$42,865	$85,276	$128,141	$25,062	$153,203

Total Managed Acquisitions(3)	$5,055	$1,681	$6,736	$1,663	$8,399

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Six Months Ended June 30, 2008
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$35,726	$73,609	$109,335	$14,818	$124,153
Net consolidations:
Incremental consolidations from third parties	—	461	461	146	607
Consolidations to third parties	(341)	(122)	(463)	(25)	(488)

Net consolidations	(341)	339	(2)	121	119
Acquisitions	10,061	690	10,751	3,799	14,550

Net acquisitions	9,720	1,029	10,749	3,920	14,669

Internal consolidations(2)	(409)	529	120	225	345
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,890)	(1,996)	(3,886)	(992)	(4,878)

Ending balance	$43,147	$73,171	$116,318	$17,971	$134,289

	Off-Balance Sheet
	Six Months Ended June 30, 2008
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,472	$16,441	$25,913	$13,510	$39,423
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(82)	(23)	(105)	(43)	(148)

Net consolidations	(82)	(23)	(105)	(43)	(148)
Acquisitions	122	97	219	354	573

Net acquisitions	40	74	114	311	425

Internal consolidations(2)	(84)	(36)	(120)	(225)	(345)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(953)	(437)	(1,390)	(498)	(1,888)

Ending balance	$8,475	$16,042	$24,517	$13,098	$37,615

	Managed Portfolio
	Six Months Ended June 30, 2008
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$45,198	$90,050	$135,248	$28,328	$163,576
Net consolidations:
Incremental consolidations from third parties	—	461	461	146	607
Consolidations to third parties	(423)	(145)	(568)	(68)	(636)

Net consolidations	(423)	316	(107)	78	(29)
Acquisitions	10,183	787	10,970	4,153	15,123

Net acquisitions	9,760	1,103	10,863	4,231	15,094

Internal consolidations(2)	(493)	493	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(2,843)	(2,433)	(5,276)	(1,490)	(6,766)

Ending balance(3)	$51,622	$89,213	$140,835	$31,069	$171,904

Total Managed Acquisitions(4)	$10,183	$1,248	$11,431	$4,299	$15,730

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of June 30, 2008, the ending balance includes $5.5 billion of FFELP Stafford and Other Loans and $2.7 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Six Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$24,841	$61,324	$86,165	$9,755	$95,920
Net consolidations:
Incremental consolidations from third parties	—	1,079	1,079	108	1,187
Consolidations to third parties	(1,280)	(445)	(1,725)	(17)	(1,742)

Net consolidations	(1,280)	634	(646)	91	(555)
Acquisitions	10,759	4,696	15,455	3,697	19,152

Net acquisitions	9,479	5,330	14,809	3,788	18,597

Internal consolidations(2)	(2,141)	3,510	1,369	269	1,638
Off-balance sheet securitizations	—	—	—	(1,871)	(1,871)
Repayments/claims/resales/other	(676)	(2,055)	(2,731)	(927)	(3,658)

Ending balance	$31,503	$68,109	$99,612	$11,014	$110,626

	Off-Balance Sheet
	Six Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$15,028	$18,311	$33,339	$12,833	$46,172
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(620)	(127)	(747)	(36)	(783)

Net consolidations	(620)	(127)	(747)	(36)	(783)
Acquisitions	174	107	281	298	579

Net acquisitions	(446)	(20)	(466)	262	(204)

Internal consolidations(2)	(871)	(498)	(1,369)	(269)	(1,638)
Off-balance sheet securitizations	—	—	—	1,871	1,871
Repayments/claims/resales/other	(2,349)	(626)	(2,975)	(649)	(3,624)

Ending balance	$11,362	$17,167	$28,529	$14,048	$42,577

	Managed Portfolio
	Six Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$39,869	$79,635	$119,504	$22,588	$142,092
Net consolidations:
Incremental consolidations from third parties	—	1,079	1,079	108	1,187
Consolidations to third parties	(1,900)	(572)	(2,472)	(53)	(2,525)

Net consolidations	(1,900)	507	(1,393)	55	(1,338)
Acquisitions	10,933	4,803	15,736	3,995	19,731

Net acquisitions	9,033	5,310	14,343	4,050	18,393

Internal consolidations(2)	(3,012)	3,012	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(3,025)	(2,681)	(5,706)	(1,576)	(7,282)

Ending balance	$42,865	$85,276	$128,141	$25,062	$153,203

Total Managed Acquisitions(3)	$10,933	$5,882	$16,815	$4,103	$20,918

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the three and six months ended June 30, 2008 and 2007.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Late fees and forbearance fees	$34	$32	$71	$67
Gains on sales of mortgages and other loan fees	1	4	2	7
Gains on sales of student loans	—	19	1	19
Other	27	4	32	11

Total other income, net	$62	$59	$106	$104

The Company periodically sells student loans. The timing and amount of loan sales impacts the amount of recognized gains on sales of student loans.

The increase in “Core Earnings” other income for the three and six months ended June 30, 2008 compared to the prior periods reported above was primarily due to gains recognized on the Company’s repurchase of a portion of its unsecured debt with short-term maturities during the second quarter of 2008.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three and six months ended June 30, 2008 and 2007.

	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales and originations	$64	$93	$138	$180
Servicing	58	56	122	111
Corporate overhead	33	33	58	62

Total operating expenses	$155	$182	$318	$353

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. For the three months ended June 30, 2008 and 2007, operating expenses for the Lending business segment, excluding $4 million in other reorganization-related asset impairments recognized in the second quarter of 2008, totaled $151 million and $171 million, respectively, and for the six months ended June 30, 2008 and 2007 totaled $314 million and $353 million, respectively. The decrease in operating expenses in the second quarter of 2008 versus the second quarter of 2007 was primarily due to lower sales and originations expenses related to the impact of cost reduction initiatives, and to the suspension of certain student loan programs. In addition, the decrease in operating expenses in the second quarter of 2008 versus the year-ago period was due to lower consumer and mortgage loan expenses.

APG BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

	Quarter Ended June 30, 2008
	Purchased
	Paper	Purchased
	Non-	Paper-	Contingency
	Mortgage	Mortgage	& Other	Total APG

Contingency fee income	$3	$—	$81	$84
Collections revenue (loss)	57	(30)	—	27

Total income (loss)	60	(30)	81	111
Restructuring expenses	1	—	4	5
Operating expenses	51	10	49	110

Total expenses	52	10	53	115
Net interest expense	4	1	2	7

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	4	(41)	26	(11)
Income tax expense (benefit)	1	(15)	10	(4)

Income (loss) before minority interest in net earnings of subsidiaries	3	(26)	16	(7)
Minority interest in net earnings of subsidiaries	3	—	—	3

“Core Earnings” net income (loss)	$—	$(26)	$16	$(10)

	Quarter Ended June 30, 2007
	Purchased
	Paper	Purchased
	Non-	Paper-	Contingency
	Mortgage	Mortgage	& Other	Total APG

Contingency fee income	$2	$—	$78	$80
Collections revenue	59	18	—	77

Total income	61	18	78	157
Restructuring expenses	—	—	—	—
Operating expenses	40	6	50	96

Total expenses	40	6	50	96
Net interest expense	4	1	2	7

Income before income taxes and minority interest in net earnings of subsidiaries	17	11	26	54
Income tax expense	6	4	10	20

Income before minority interest in net earnings of subsidiaries	11	7	16	34
Minority interest in net earnings of subsidiaries	1	—	—	1

“Core Earnings” net income	$10	$7	$16	$33

	Six Months Ended June 30, 2008
	Purchased
	Paper	Purchased
	Non-	Paper-	Contingency
	Mortgage	Mortgage	& Other	Total APG

Contingency fee income	$6	$—	$163	$169
Collections revenue (loss)	109	(25)	—	84

Total income (loss)	115	(25)	163	253
Restructuring expenses	1	—	5	6
Operating expenses	104	19	93	216

Total expenses	105	19	98	222
Net interest expense	7	3	4	14

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	3	(47)	61	17
Income tax expense (benefit)	1	(17)	22	6

Income (loss) before minority interest in net earnings of subsidiaries	2	(30)	39	11
Minority interest in net earnings of subsidiaries	3	—	—	3

“Core Earnings” net income (loss)	$(1)	$(30)	$39	$8

	Six Months Ended June 30, 2007
	Purchased
	Paper	Purchased
	Non-	Paper -	Contingency
	Mortgage	Mortgage	& Other	Total APG

Contingency fee income	$4	$—	$162	$166
Collections revenue	115	28	—	143

Total income	119	28	162	309
Restructuring expenses	—	—	—	—
Operating expenses	79	12	99	190

Total expenses	79	12	99	190
Net interest expense	7	2	4	13

Income before income taxes and minority interest in net earnings of subsidiaries	33	14	59	106
Income tax expense	12	5	22	39

Income before minority interest in net earnings of subsidiaries	21	9	37	67
Minority interest in net earnings of subsidiaries	2	—	—	2

“Core Earnings” net income	$19	$9	$37	$65

The decrease in collections revenue for the second quarter of 2008 versus the year-ago quarter was primarily due to impairments recognized during the current quarter related to purchased paper portfolios. Due to the weakening economy, real estate values declined and assumed collection periods lengthened. This resulted in impairments related to the mortgage purchased paper portfolios of $51 million and $2 million in the quarters ended June 30, 2008 and 2007, respectively. The economic environment has also resulted in lengthening the assumed lifetime collection period related to the Company’s non-mortgage, purchased paper portfolios, resulting in impairments of $7 million and $3 million for the quarters ended June 30, 2008 and 2007, respectively.

As previously discussed in “RECENT DEVELOPMENTS,” the Company is pursuing alternatives for its purchased paper businesses, including a potential sale, wind-down or other options.

Revenues from United Student Aid Funds, Inc. (“USA Funds”) represented 42 percent and 25 percent, respectively, of total APG revenue for the three months ended June 30, 2008 and 2007.

At June 30, 2008 and December 31, 2007, the APG business segment had total assets of $2.5 billion and $2.6 billion, respectively.

Purchased Paper — Non-Mortgage

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Face value of purchases for the period	$1,349	$1,064	$2,878	$2,140
Purchase price for the period	125	121	268	223
Purchase price as a percentage of face value purchased	9.3%	11.4%	9.3%	10.4%
Gross Cash Collections (“GCC”)	$172	$124	$331	$239
Collections revenue	57	59	109	115
Collections revenue as a percentage of GCC	33%	48%	33%	48%
Carrying value of purchases	$633	$376	$633	$376

The face value of purchases in any quarter is a function of several factors, including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of face value purchased will vary from quarter to quarter. The decrease in collections revenue as a percentage of GCC in the quarter ended June 30, 2008 compared to the year-ago quarter is primarily due to a significant increase in new portfolio purchases in the second half of 2007. Typically, revenue recognition based on a portfolio’s effective interest rate is a lower percentage of cash collections in the early stages of servicing a portfolio.

Purchased Paper — Mortgage/Properties

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Face value of purchases for the period	$—	$485	$39	$725
Collections revenue	(30)	18	(25)	28
Collateral value of purchases	—	442	29	690
Purchase price for the period	—	329	19	524
Purchase price as a percentage of collateral fair value	—%	74%	66%	76%
Carrying value of purchases	$1,013	$930	$1,013	$930
Carrying value of purchases as a percentage of collateral fair value	77%	77%	77%	77%

The purchase price for sub-performing and non-performing mortgage loans is generally determined as a percentage of the underlying collateral’s fair value, but we also consider a number of factors in pricing mortgage loan portfolios to attain a targeted yield. Therefore, the purchase price as a percentage of collateral fair value can fluctuate depending on the mix of sub-performing versus non-performing mortgages in the portfolio, the projected timeline to resolution of loans in the portfolio and the level of private mortgage insurance associated with particular assets. The carrying value of purchases (the basis we carry on our balance sheet) as a percentage of collateral fair value has remained consistent throughout the last year. As the collateral fair value has declined over the past year, the carrying value on our balance sheet has declined proportionately through impairments recognized. The decline in actual purchases in the second quarter of

2008, compared to the year-ago quarter, is due to the Company’s decision to be more selective, due to the current liquidity and credit environment that exists.

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our APG business segment.

	June 30,	December 31,
	2008	2007

Contingency:
Student loans	$8,730	$8,195
Other	1,692	1,509

Total	$10,422	$9,704

Operating Expenses — APG Business Segment

For the quarters ended June 30, 2008 and 2007, operating expenses for the APG business segment, excluding $1 million in other reorganization-related asset impairments recognized in the second quarter of 2008, totaled $109 million and $96 million, respectively. The increase in operating expense from the year-ago quarter is primarily due to higher collection costs associated with collections revenues.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

			% Increase			% Increase
	Three Months		(Decrease)	Six Months		(Decrease)
	Ended June 30,		2008 vs.	Ended June 30,		2008 vs.
	2008	2007	2007	2008	2007	2007

Net interest income (loss) after provisions for loan losses	$—	$2	(100)%	$1	$(3)	133%
Guarantor servicing fees	24	30	(20)	58	70	(17)
Loan servicing fees	5	5	—	11	12	(8)
Upromise	26	26	—	52	51	2
Other	14	18	(22)	34	37	(8)

Total fee and other income	69	79	(13)	155	170	(9)
Restructuring expenses	11	—	100	15	—	100
Operating expenses	73	104	(30)	144	172	(16)

Total expenses	84	104	(19)	159	172	(8)
Income (loss) before income taxes	(15)	(23)	35	(3)	(5)	(40)
Income tax expense (benefit)	(6)	(9)	33	(1)	(2)	(50)

“Core Earnings” net income (loss)	$(9)	$(14)	36%	$(2)	$(3)	(33)%

The decrease in guarantor servicing fees for the second quarter of 2008 versus the year-ago quarter was primarily due to a decrease in the account maintenance fees earned in the current quarter due to legislative changes effective October 1, 2007 as a result of CCRAA.

USA Funds, the nation’s largest guarantee agency, accounted for 86 percent of guarantor servicing fees for both of the quarters ended June 30, 2008 and 2007, and 12 percent and 17 percent, respectively, of revenues associated with other products and services for the quarters ended June 30, 2008 and 2007.

At June 30, 2008 and December 31, 2007, the Corporate and Other business segment had total assets of $733 million and $780 million, respectively.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment for the three and six months ended June 30, 2008 and 2007.

			Six Months
	Three Months		Ended
	Ended June 30,		June 30,
	2008	2007	2008	2007

Operating expenses	$20	$28	$43	$57
Upromise	24	21	47	42
General and administrative expenses	29	55	54	73

Total operating expenses	$73	$104	$144	$172

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties, to perform guarantor servicing on behalf of guarantor agencies, to operate our Upromise subsidiary, as well as information technology expenses related to these functions. Operating expenses also include unallocated corporate overhead expenses for centralized headquarters functions. Operating expenses for the current quarter also include other reorganization-related asset impairments of $1 million. The $31 million decrease in operating expenses versus the year-ago quarter was primarily due to a decrease in Merger-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of business acquisitions and our APG purchased paper business, which are discussed separately, our APG contingency collections and Corporate and Other business segments are not capital intensive businesses and as such, a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “LIQUIDITY AND CAPITAL RESOURCES” discussion is concentrated on our Lending business segment.

Historically, the Company funded its new loan originations with a combination of unsecured debt and student loan asset-backed securities. Since the Merger announcement in April 2007, the Company has funded its loan originations primarily through the issuance of student loan asset-backed securities and secured student loan financing facilities, as further described below. On June 12, 2008, SLM Corporation sold $2.5 billion of 8.45 percent, 10-year senior unsecured notes (the “8.45% Notes”) priced to yield 8.75 percent, which was immediately swapped to LIBOR plus approximately 400 basis points. Terms of the 8.45% Notes require the Company to redeem the notes at a price of 101 percent of par if, in connection with a change in control of the Company, the Company’s corporate credit ratings are downgraded to below investment grade or withdrawn. This unsecured note issue, the Company’s first since the Merger announcement, provided us with additional liquidity and further diversified our funding sources. We anticipate issuing unsecured corporate debt more regularly in the future.

We historically have been a regular issuer of term asset-backed securities (“ABS”) in the domestic and international capital markets. We securitized $25.4 billion in student loans in nine transactions in 2007, compared to $32.1 billion in thirteen transactions in 2006.

More recently, adverse conditions in the securitization markets have reduced our access to and increased the cost of borrowing in the market for student loan asset-backed securities. We completed three FFELP term ABS transactions totaling $7.1 billion and six term ABS transactions totaling $11.8 billion, in the three and six months ended June 30, 2008, respectively. Although we expect ABS financing to remain our primary source of funding, we have seen, and continue to expect to see, our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. All-in costs of our new issue FFELP term ABS averaged LIBOR plus 1.40 percent in the second quarter of 2008. The Company’s most recent FFELP term ABS issue was priced on July 31, 2008 at a weighted average cost of LIBOR plus 127 basis points. Our ability to securitize Private Education Loans is more limited than FFELP loans currently. The last Private Education Loan securitization we completed was in the first quarter of 2007.

During the first quarter of 2008, the Company closed three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP student loan ABCP conduit facility; (ii) a $5.9 billion Private Education Loan ABCP conduit facility (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the new 2008 Asset-Backed Financing Facilities is 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities currently is LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding up-front and unused commitment fees. These rates could change depending upon ABS market conditions, in general, and credit syndication market conditions, in particular. All-in pricing on the new 2008 ABCP Facilities will also vary based on usage. The Company currently estimates that the combined, fully utilized all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities including amortized up-front fees and unused commitment fees, is likely to be approximately LIBOR plus 2.15 percent. The 2008 ABCP Facilities will provide funding for certain of the Company’s FFELP and Private Education Loans until such time as these loans are refinanced in the term ABS markets. Funding under the new 2008 ABCP Facilities is subject to usual and customary conditions. The maximum amount the Company may borrow under the 2008 ABCP Facilities is limited based on certain factors, including market conditions, and was approximately $29.7 billion as of June 30, 2008. The 2008 ABCP Facilities are subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities. Borrowings under the 2008 Asset-Backed Financing Facilities are nonrecourse to the Company. The 2008 Asset-Backed Financing Facilities will need to be refinanced in February 2009. The Company’s current intention is to be in a position that, by February 2009, we will not need to refinance the full amount that was originally borrowed under the facilities.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings and indentured trusts, comprised 76 percent of our Managed debt outstanding at June 30, 2008, versus 71 percent at June 30, 2007.

The Company has not recently relied, and does not intend to rely, on the auction rate securities market as a source of funding. At June 30, 2008, we had $3.3 billion of taxable and $1.7 billion of tax-exempt auction rate securities outstanding on a Managed Basis. In February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. This imbalance continued through the second quarter and, as a result, all of the Company’s auction rate securities as of June 30, 2008 bear interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. In the fourth quarter of 2007, the maximum allowable interest rate on many of our $1.7 billion of tax-exempt auction rate securities was amended to LIBOR plus 2.00 percent through May 31, 2008. After May 31, 2008, the maximum allowable rate on these securities reverted to a formula driven rate, which as of June 30, 2008, produced various maximum rates of up to 4.25 percent.

In the past, we employed reset rate note structures in conjunction with the issuance of certain tranches of our term asset-backed securities. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the reset rate notes are reset. To date, we have successfully remarketed all of our reset rate notes. In the event a reset rate note cannot be remarketed on its remarketing date, the interest rate generally steps up to and remains LIBOR plus 0.75 percent, until such time as the bonds are successfully remarketed. The Company also has the option to repurchase the reset rate note prior to a failed remarketing and hold it as an investment until such time it can be remarketed. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. As of June 30, 2008, on a Managed Basis, the Company had $2.0 billion, $2.1 billion and $2.5 billion of reset rate notes due to be remarketed in the remainder of 2008, 2009 and 2010, and an additional $8.5 billion to be remarketed thereafter.

ED’s Loan Purchase Commitment and Loan Participation Programs

On July 1, 2008, pursuant to the “Ensuring Continued Access to Student Loans Act of 2008,” ED announced terms under which it will offer to purchase FFELP student loans and loan participations from FFELP lenders. Under ED’s Loan Purchase Commitment Program (“Purchase Program”), ED will purchase loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Lenders will have until September 30, 2009, to sell loans to ED. Under ED’s Loan Participation Purchase Program (“Participation Program”), ED will provide interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders will be charged at a rate of commercial paper plus 0.50% on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to ED pursuant to the Purchase Program prior to its expiration on September 30, 2009. To be eligible for purchase or participation under ED’s programs, loans must be FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, and have no ongoing borrower benefits, other than permitted rate reductions of 0.25 percent for automatic payment processing.

We expect to utilize the Participation Program to fund a significant portion of our Stafford and PLUS loan originations for the academic year 2008-2009. FFELP loans funded by the Company under the Participation Program will be either refinanced in the capital markets or sold pursuant to the Purchase Program prior to the September 30, 2009 expiration of the Participation Program. Access to ED’s Participation Program will increase our liquidity and reduce our borrowing needs under the 2008 ABCP Facilities. ED has publicly stated that the Purchase and Participation Programs are intended to be short- term liquidity solutions for FFELP lenders, and were made available to assure students’ access to FFELP loans originated for academic year 2008-2009 until such time as a longer-term solution can be developed. ED has not yet publicly proposed a long-term liquidity solution, nor indicated when it will do so. As a result, we are currently unable to predict how such a longer-term solution will impact the Company’s funding needs or financing costs in the future.

Primary Sources of Liquidity and Available Capacity

During the remainder of 2008, we expect to fund our liquidity needs through our cash and investment portfolio, the liquidity facilities provided by ED, the 2008 Asset-Backed Financing Facilities, the issuance of term ABS and, to a lesser extent, if possible, unsecured debt and other sources. To supplement our funding sources, we maintain an additional $6.5 billion in unsecured revolving credit facilities, of which $1.0 billion matures in October 2008. We have not in the past relied upon, and do not expect to rely on, our $6.5 billion unsecured revolving credit facilities as a primary source of liquidity. Although we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

The following table details our primary sources of liquidity and the available capacity at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
	Available Capacity	Available Capacity

Sources of primary liquidity:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$5,123	$7,582
U.S. Treasury-backed securities	625	643
Commercial paper and asset-backed commercial paper	1,550	1,349
Certificates of deposit	250	600
Other	75	83

Total unrestricted cash and liquid investments(1)(2)	7,623	10,257
Unused commercial paper and bank lines of credit	6,500	6,500
2008 ABCP Facilities(3)	5,425	—
ABCP borrowing capacity	—	5,933
Interim ABCP Facility borrowing capacity	—	4,040

Total sources of primary liquidity	19,548	26,730

Sources of stand-by liquidity:
Unencumbered FFELP loans(4)	14,070	18,731

Total sources of primary and stand-by liquidity	$33,618	$45,461

(1)	Excludes $208 million and $196 million of investments pledged as collateral related to certain derivative positions and $82 million and $93 million of other non-liquid investments classified at June 30, 2008 and December 31, 2007, respectively, as cash and investments on our balance sheet in accordance with GAAP.

(2)	Includes $2.1 billion and $1.3 billion at June 30, 2008 and December 31, 2007, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(3)	Represents the difference between the maximum amount the Company may borrow under the 2008 ABCP Facilities and the amount outstanding as of June 30, 2008, or $29.7 billion less $24.3 billion outstanding as of that date.

(4)	At June 30, 2008, approximately $200 million qualified to be financed by ED’s Participation Program and to be subsequently sold to ED under ED’s Purchase Program.

We believe our unencumbered FFELP loan portfolio provides a potential source of stand-by liquidity because of the well-developed market for securitizations. In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At June 30, 2008, we had a total of $47.9 billion of unencumbered assets, including goodwill and acquired intangibles.

In addition to managing liquidity, we also seek to minimize interest rate risk. We do so by aligning the interest rate and reset characteristics of our Managed assets and liabilities, generally on a pooled basis, to the extent practicable. In this process we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. This interest rate risk management helps us to stabilize our student loan spread in various and changing interest rate environments. (See also “Interest Rate Risk Management” below.)

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at June 30, 2008 and 2007, and average balances and average interest rates of our Managed borrowings for the three and six months ended June 30, 2008 and 2007. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Pre-tax differences Between ’Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of March 30,
	2008			2007
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$8,174	$34,167	$42,341	$7,823	$40,235	$48,058
Indentured trusts (on-balance sheet)	73	2,310	2,383	50	2,714	2,764
ABCP borrowings (on-balance sheet)(1)	26,273	—	26,273	1,516	5,779	7,295
Securitizations (on-balance sheet)	—	76,309	76,309	—	64,326	64,326
Securitizations (off-balance sheet)	—	39,741	39,741	—	45,975	45,975
Other(2)	2,668	—	2,668	382	—	382

Total	$37,188	$152,527	$189,715	$9,771	$159,029	$168,800

(1)	Includes the 2008 Asset-Backed Loan Facility.

(2)	Includes the short-term liability for cash collateral held by the Company for exposure to derivative counterparties.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$40,312	3.45%	$47,422	5.64%	$41,874	3.78%	$47,828	5.64%
Indentured trusts (on-balance sheet)	2,424	3.88	2,819	4.80	2,478	4.37	2,863	4.74
ABCP borrowings (on-balance sheet)(1)	25,385	5.45	5,331	6.70	25,633	5.26	5,057	6.20
Securitizations (on-balance sheet)	74,127	3.12	64,517	5.65	71,938	3.36	59,698	5.66
Securitizations (off-balance sheet)	40,416	3.14	47,141	5.78	40,942	3.49	47,671	5.78
Other	2,597	2.15	514	5.33	2,320	2.67	466	5.31

Total	$185,261	3.51%	$167,744	5.70%	$185,185	3.75%	$163,583	5.69%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of August 5, 2008.

	Moody’s	S&P	Fitch

Short-term unsecured debt	P-2(1)	A-3	F3
Long-term senior unsecured debt	Baa2(1)	BBB-	BBB

(1)	Negative outlook.

The table below presents our unsecured on-balance sheet term funding by funding source for the three and six months ended June 30, 2008 and 2007.

			Debt Issued For
	Debt Issued For		the Six Months
	the Three Months Ended		Ended		Outstanding at
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007

Convertible debentures	$—	$—	$—	$—	$—	$2,000
Retail notes	—	—	—	59	4,135	4,192
Foreign currency denominated notes(1)	—	—	—	161	12,797	12,800
Extendible notes	—	—	—	—	2,445	5,748
Global notes (Institutional)	2,437	—	2,437	1,348	21,747	22,479
Medium-term notes (Institutional)	—	—	—	—	597	596

Total(2)	$2,437	$—	$2,437	$1,568	$41,721	$47,815

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

(2)	Excludes brokered deposits balances of $617 million and $243 million at June 30, 2008 and 2007, respectively.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three and six months ended June 30, 2008 and 2007. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended June 30,
	2008				2007
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS Loans(1)	3	7,125			—	—
FFELP Consolidation Loans(1)	—	—			1	4,985
	—

Total securitizations — financings	3	7,125			1	4,985
	—

Total securitizations	3	$7,125			1	$4,985

	Six Months Ended June 30,
	2008				2007
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	1	2,000	367	18.4

Total securitizations — sales	—	—	$—	—%	1	2,000	$367	18.4%

Securitizations — financings:
FFELP Stafford/PLUS Loans(1)	6	11,825			2	7,004
FFELP Consolidation Loans(1)	—	—			2	8,987

Total securitizations — financings	6	11,825			4	15,991

Total securitizations	6	$11,825			5	$17,991

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing us to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing us to hold an unconditional call option related to a certain percentage of the securitized assets.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of June 30, 2008 and December 31, 2007

	As of June 30, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$410	$619	$1,516	$2,545
Underlying securitized loan balance(3)	8,383	15,586	13,773	37,742
Weighted average life	2.8 yrs	7.3 yrs.	6.6 yrs
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-30%	3-8%	1-30%
Life of loan — repayment status	17%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)	.10%	.20%	5.36%
Residual cash flows discount rate	12.0%	10.0%	16.4%

	As of December 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance(3)	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs.	7.4 yrs.	7.0 yrs
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

(1)	Includes $295 million and $283 million related to the fair value of the Embedded Floor Income as of June 30, 2008 and December 31, 2007, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At December 31, 2007, we had unrealized gains (pre-tax) in accumulated other comprehensive income of $301 million that related to the Retained Interests. As noted in Note 1, “Significant Accounting Policies,” to the consolidated financial statements, the unrealized gain in accumulated other comprehensive income as of December 31, 2007 was reclassified to retained earnings upon the adoption of SFAS No. 159. There were no such gains at June 30, 2008.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $75.2 billion and $65.5 billion of securitized student loans outstanding (face amount) as of June 30, 2008 and December 31, 2007, respectively, in on-balance sheet securitization trusts.

(4)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at June 30, 2008 and December 31, 2007 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Balances, net” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances,” earlier in this section.)

	June 30,	December 31,
	2008	2007

Off-Balance Sheet Assets:
Total student loans, net	$37,615	$39,423
Restricted cash and investments	2,076	2,706
Accrued interest receivable	1,211	1,413

Total off-balance sheet assets	40,902	43,542
Off-Balance Sheet Liabilities:
Debt, par value	39,834	42,192
Debt, unamortized discount and deferred issuance costs	(93)	(104)

Total debt	39,741	42,088
Accrued interest payable	177	305

Total off-balance sheet liabilities	39,918	42,393

Off-Balance Sheet Net Assets	$984	$1,149

Servicing and Securitization Revenue

Servicing and securitization revenue, the ongoing revenue from securitized loan pools accounted for off-balance sheet as Qualifying Special Purpose Entities (“QSPEs”), includes the interest earned on the Residual Interest asset and the revenue we receive for servicing the loans in the securitization trusts. Interest income recognized on the Residual Interest is based on our anticipated yield determined by estimating future cash flows each quarter.

The following table summarizes the components of servicing and securitization revenue for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Servicing revenue	$63	$74	$127	$151
Securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	76	115	161	221

Servicing and securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	139	189	288	372
Embedded Floor Income	74	2	136	4
Less: Floor Income previously recognized in gain calculation	(19)	(1)	(35)	(2)

Net Embedded Floor Income	55	1	101	2

Servicing and securitization revenue, before impairment and unrealized fair value adjustment	194	190	389	374
Unrealized fair value adjustment(1)	(192)	(22)	(280)	57
Retained Interest impairment	—	(35)	—	(46)

Total servicing and securitization revenue	$2	$133	$109	$385

Average off-balance sheet student loans	$38,175	$43,432	$38,669	$44,044

Average balance of Retained Interest	$2,716	$3,552	$2,844	$3,498

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	.02%	1.23%	.57%	1.76%

(1)	The Company adopted SFAS No. 155 on January 1, 2007 and SFAS No. 159 on January 1, 2008. SFAS No. 155 required the Company to identify and bifurcate embedded derivatives from the Residual Interest. However, SFAS No. 155 does allow the Company to elect to carry the entire Residual Interest at fair value through earnings rather than bifurcate such embedded derivatives. For the off-balance sheet securitization that settled in 2007, the Company elected to carry the Residual Interest at fair value through earnings. Effective with the Company’s adoption of SFAS No. 159, the Company elected the fair value option on all its Residual Interests and now records all changes in fair value through earnings. Prior to the adoption of SFAS No. 159, changes in fair value on all pre-2007 Residual Interests were recorded in other comprehensive income, pursuant to SFAS No. 115, unless impaired.

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans, Residual Interest impairments, and the fair value adjustment related to those Residual Interests where the Company has elected to carry such Residual Interests at fair value through earnings under SFAS No. 155 and SFAS No. 159, as discussed in the above table.

As previously discussed, the Company adopted SFAS No. 159 on January 1, 2008, and has elected the fair value option on all of the Residual Interests effective January 1, 2008. The Company chose this election in order to record all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115 with changes in fair value recorded through other comprehensive income, except if impaired in which case changes in fair value were recorded through income, or under SFAS No. 155 with all changes in fair value recorded through income. Changes in the fair value of Residual Interests from January 1, 2008 forward are recorded through the income statement.

The Company recorded a net unrealized mark-to-market loss related to the Residual Interests of $280 million during the six months ended June 30, 2008. The mark-to-market loss was primarily related to the increase in the discount rate assumption related to the Private Education Loan Residual Interest. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 350 basis points (from December 31, 2007) to better take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Private Education Loan Residual Interests in light of the current economic and credit uncertainty that exists in the market. The increase in the discount rate resulted in a $244 million mark-to-market loss of the six months ended June 30, 2008.

The 2008 mark-to-market loss was also related to increases in both the cost of funds assumptions related to the underlying auction rate securities bonds within the FFELP ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts, which resulted in a $98 million decrease in fair value.

The Company recorded impairments to the Retained Interests of $46 million for the six months ended June 30, 2007. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations. In addition, the Company recorded an unrealized mark-to-market loss under SFAS No. 155 of $57 million for the six months ended June 30, 2007.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2008. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the income statement). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$105.8	$—	$105.8
3-month Treasury bill	weekly	7.4	.2	7.2
Prime	annual	.6	—	.6
Prime	quarterly	1.5	—	1.5
Prime	monthly	16.9	—	16.9
PLUS Index	annual	1.5	—	1.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.0	109.3	(108.3)
1-month LIBOR(2)	monthly	—	2.0	(2.0)
CMT/CPI index	monthly/quarterly	—	3.5	(3.5)
Non Discrete reset(3)	monthly	—	27.1	(27.1)
Non Discrete reset(4)	daily/weekly	10.5	3.1	7.4
Fixed-Rate(5)		18.4	18.4	—

Total		$163.6	$163.6	$—

(1)	Funding includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Funding includes the 2008 Asset-Backed Loan Facility.

(3)	Funding consists of auction rate securities and the 2008 ABCP Facility.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(5)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

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

Managed Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$126.4	$12.7	$113.7
3-month Treasury bill	weekly	10.5	9.2	1.3
Prime	annual	1.0	.3	.7
Prime	quarterly	6.8	4.0	2.8
Prime	monthly	24.3	14.2	10.1
PLUS Index	annual	2.4	2.5	(.1)
3-month LIBOR(2)	daily	—	96.6	(96.6)
3-month LIBOR	quarterly	.9	14.0	(13.1)
1-month LIBOR(3)	monthly	—	2.0	(2.0)
Non Discrete reset(4)	monthly	—	26.8	(26.8)
Non Discrete reset(5)	daily/weekly	12.7	2.6	10.1
Fixed-Rate(6)		13.1	13.2	(.1)

Total		$198.1	$198.1	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $2.5 billion of auction rate securities.

(3)	Funding includes the 2008 Asset-Backed Loan Facility.

(4)	Funding consists of auction rate securities and the 2008 ABCP Facility.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(6)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

To the extent possible, we generally fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 to the present with the commercial paper and LIBOR indices. We use interest rate swaps and other derivatives to achieve our risk management objectives.

When compared with the GAAP presentation, the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life of our Managed earning assets and liabilities at June 30, 2008.

	On-Balance
(Averages in Years)	Sheet	Managed

Earning assets
Student loans	8.0	8.1
Other loans	5.5	5.5
Cash and investments	.2	.2

Total earning assets	7.4	7.5

Borrowings
Short-term borrowings	.6	.6
Long-term borrowings	6.5	6.4

Total borrowings	5.0	5.2

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the three and six months ended June 30, 2008 and 2007. Equity forward activity for the three and six months ended June 30, 2007 is also reported.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Shares in millions)	2008	2007	2008	2007

Common shares repurchased:
Benefit plans(1)	.2	.8	.5	1.0

Total shares repurchased	.2	.8	.5	1.0

Average purchase price per share	$23.74	$41.18	$20.98	$42.05

Common shares issued	.3	1.5	1.5	3.0

Equity forward contracts:
Outstanding at beginning of period	—	48.2	—	48.2
New contracts	—	—	—	—
Exercises	—	—	—	—

Outstanding at end of period	—	48.2	—	48.2

Authority remaining at end of period for repurchases	38.8	15.7	38.8	15.7

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on June 30, 2008 was $19.35.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three and six months ended June 30, 2008 and 2007 and the effect on fair values at June 30, 2008 and December 31, 2007, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the LIBOR index increased 25 basis points while other indices remained constant. Both of these analyses do not consider any potential impairment to our Residual Interests that may result from a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 9, “Student Loan Securitization,” within the Company’s 2007 Annual Report on Form 10-K, which details the potential decrease to the fair value of the Residual Interest that could occur under the referenced interest rate environment.

	Three Months Ended June 30, 2008
					LIBOR
					Index to
	Interest Rates:				Other
	Change from		Change from		Indices
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$3	46%	$11	158%	$(65)	(933)%
Unrealized gains (losses) on derivative and hedging activities	234	54	459	107	77	18

Increase in net income before taxes	$237	56%	$470	112%	$12	3%

Increase in diluted earnings per common share	$.457	91%	$.908	182%	$.023	5%

	Three Months Ended June 30, 2007
					LIBOR
					Index to
	Interest Rates:				Other
	Change from		Change from		Indices
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$—	—%	$(5)	(2)%	$(46)	(660)%
Unrealized gains (losses) on derivative and hedging activities	74	9	75	9	64	15

Increase in net income before taxes	$74	7%	$70	7%	$18	4%

Increase in diluted earnings per common share	$.110	11%	$.118	11%	$.040	8%

	Six Months Ended June 30, 2008
					LIBOR
					Index to
	Interest Rates:				Other
	Change from		Change from		Indices
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(2)	(1)%	$7	3%	$(126)	(66)%
Unrealized gains (losses) on derivative and hedging activities	234	363	459	713	77	120

Increase in net income before taxes	$232	91%	$466	182%	$(49)	(19)%

Increase in diluted earnings per common share	$.495	215%	$.996	433%	$(.105)	(46)%

	Six Months Ended June 30, 2007
					LIBOR
					Index to
	Interest Rates:				Other
	Change from		Change from		Indices
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$2	—%	$(1)	—%	$(87)	(46)%
Unrealized gains (losses) on derivative and hedging activities	74	14	75	15	64	99

Increase in net income before taxes	$76	5%	$74	5%	$(23)	(9)%

Increase in diluted earnings per common share	$.120	7%	$.142	8%	$(.051)	(22)%

	At June 30, 2008
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP loans	$112,762	$(302)	—%	$(620)	(1)%
Private Education Loans	17,189	—	—	—	—
Other earning assets	12,481	(15)	—	(42)	—
Other assets	16,757	(672)	(4)	(1,327)	(8)

Total assets	$159,189	$(989)	(1)%	$(1,989)	(1)%

Liabilities
Interest bearing liabilities	$145,379	$(1,209)	(1)%	$(2,940)	(2)%
Other liabilities	2,905	316	11	1,088	37

Total liabilities	$148,284	$(893)	(1)%	$(1,852)	(1)%

	At December 31, 2007
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP loans	$111,552	$(303)	—%	$(603)	(1)%
Private Education Loans	17,289	—	—	—	—
Other earning assets	16,321	(20)	—	(59)	—
Other assets	15,092	(887)	(6)	(1,566)	(10)

Total assets	$160,254	$(1,210)	(1)%	$(2,228)	(1)%

Liabilities
Interest bearing liabilities	$141,055	$(1,424)	(1)%	$(3,330)	(2)%
Other liabilities	3,285	392	12	1,471	45

Total liabilities	$144,340	$(1,032)	(1)%	$(1,859)	(1)%

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

During the three and six months ended June 30, 2008 and 2007, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed-rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) in low interest rate environments our unhedged on-balance sheet loans being in a fixed-rate mode due to the Embedded Floor Income while being funded with variable debt; (iii) a portion of our fixed-rate assets being funded with variable debt and (iv) a portion of our variable assets being funded with fixed debt. Items (i) and (iv) will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, items (ii) and (iii) will generally offset this increase. In the 100 and 300 basis point scenario for the three months ended June 30, 2008, items (i) and (iv) had a greater impact than item (ii) resulting in a net gain. For the three months ended June 30, 2007, the increase due to item (i) was offset by item (iii) resulting in a zero impact for the 100 basis point scenario and a loss in the 300 basis point scenario. In the six months ended June 30, 2008, item (ii)’s impact in the first quarter resulted in a year-to-date loss in the 100 basis point scenario and a year-to-date net gain in the 300 basis point scenario. In the prior year period, item (ii) had a greater impact on the 100 basis point scenario than in the 300 basis point scenario due to more Floor Income Contracts being “out of the money.”

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The FDIC and Utah Department of Financial Institutions have informed Sallie Mae Bank that they are contemplating an administrative action against the bank with respect to compliance management. The Company does not anticipate that any such action will restrict the bank’s on-going operations or growth or that any such action will result in a monetary penalty.

Significant Updates to Previously Reported Legal Proceedings

On June 16, 2008, the court granted summary judgment on all counts against all Defendants in Chae, et al. v. SLM Corporation, et al., (U.S. District Court for the Central District of California), which challenged the Company’s billing practices as they relate to use of the simple daily interest method for calculating interest, charging of late fees while charging simple daily interest, and setting the first payment date at 60 days for consolidation and PLUS loans. On June 16, 2008, the court also denied as moot, plaintiffs’ motion for class certification, United States of America’s motion for summary judgment, and plaintiffs’ partial motion for summary judgment, and the court canceled the jury trial previously scheduled for July 22, 2008. The court entered judgment in the case on June 25, 2008. On July 16, 2008, Plaintiffs filed a notice of appeal with the Ninth Circuit Court of Appeals.

On June 24, 2008, plaintiff voluntarily dismissed Boston v. SLM Corporation et al.,(U.S. District Court for the Southern District of New York), a putative class action complaint for alleged violations of the Employee Retirement Income Security Act regarding 401(k) plan interest in the Company’s common stock. Plaintiff voluntarily dismissed the case because the plaintiff never participated in Sallie Mae’s 401(k) plans. Slaymon v. SLM Corporation et al., (U.S. District Court for the Southern District of New York), a complaint alleging similar violations, remains outstanding.

We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, the collections subsidiaries in our APG segment are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that we have violated a federal or state law in the process of collecting their accounts. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations. Finally, from time to time, we receive information and document requests from state attorneys general and Congressional committees concerning certain of our business practices. Our practice has been and continues to be to cooperate with the state attorneys general and Congressional committees and to be responsive to any such requests.

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

We are also dependent on the 2008 Asset-Backed Financing Facilities to provide funding for our student loans. The 2008 Asset-Backed Financing Facilities are 364-day facilities and will need to be refinanced in February 2009, although our current intention is to be in a position so that by February 2009, we will not need to refinance the full amount originally borrowed under the facilities. There can be no assurance we will be able to cost-effectively refinance these facilities, or that a foreclosure on the student loans securing these facilities might occur if we were not able to refinance the facility at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the second quarter of 2008 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .2 million shares for the second quarter of 2008). See Note 7, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased	Share	or Programs	Programs

Period:
April 1 — April 30, 2008	—	$—	—	38.8
May 1 — May 31, 2008	.1	23.59	—	38.8
June 1 — June 30, 2008	.1	24.45	—	38.8

Total second quarter of 2008	.2	$23.74	—

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on May 8, 2008, the following proposals were approved by the margins indicated:

1. To elect the following named persons to serve as Directors of the Company for one-year terms or until their successors are elected and qualified:

	Number of Shares
	Votes For	Votes Against	Abstain

Ann Torre Bates	374,931,847	20,273,469	11,156,840
W. M. Diefenderfer III	377,638,768	17,571,622	11,151,766
Diane Suitt Gilleland	284,765,086	110,279,472	11,317,598
Earl A. Goode	285,924,172	109,219,575	11,218,409
Ronald F. Hunt	376,688,259	18,473,653	11,200,244
Albert L. Lord	378,813,456	16,418,392	11,130,308
Michael E. Martin	385,025,207	10,109,172	11,227,777
Barry A Munitz	288,022,579	107,100,955	11,238,622
Howard H. Newman	384,126,766	11,007,618	11,227,772
A. Alexander Porter, Jr.	378,992,532	16,196,384	11,173,240
Frank C. Puleo	385,008,949	10,153,846	11,199,361
Wolfgang Schoellkopf	288,734,313	106,410,044	11,217,799
Steven L. Shapiro	286,452,206	108,674,390	11,235,560
Anthony P. Terracciano	385,147,480	10,016,854	11,197,822
Barry L. Williams	380,459,304	14,778,737	11,124,115

2. To amend the SLM Corporation Certificate of Incorporation:

Number of Shares
Votes For	Votes Against	Abstain

380,994,729	10,515,932	11,540,761

3. To ratify PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2008:

Number of Shares
Votes For	Votes Against	Abstain

386,894,731	4,979,775	11,176,916

Item 5.	Other Information

In the fourth quarter of 2007, the Company initiated a restructuring program to reduce costs and improve operating efficiencies. Incurred and estimated restructuring expenses are disclosed in Note 10, “Restructuring Activities,” to the consolidated financial statements and are incorporated by reference herein.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1	Material contract executed during the reporting period
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION
(Registrant)

By:	/s/ John F. Remondi
John F. Remondi
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 6, 2008