Form 10-Q
period 2008-09-30
SLM CORP
filed 2008-11-06
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2008

Voting common stock, $.20 par value	467,284,469 shares

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also “Appendix A — FEDERAL FAMILY EDUCATION LOAN PROGRAM,” included in SLM Corporation’s (“the Company’s”) 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008, for a further discussion of FFELP and CCRAA.

2008 Asset-Backed Financing Facilities — Financing facilities entered into during the first quarter of 2008: (i) a $26.0 billion FFELP student loan asset-backed commercial paper (“ABCP”) conduit facility; (ii) a $5.9 billion Private Education Loan ABCP conduit facility (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The 2008 Asset-Backed Financing Facilities replaced the $30.0 billion Interim ABCP Facility (defined below) and $6.0 billion ABCP facility in the first quarter of 2008. Effective as of August 25, 2008, the Company reduced the commitments under its Private Education Loan ABCP conduit facility by approximately $2.2 billion to $3.7 billion. On September 30, 2008, the Company reduced the commitments under its FFELP ABCP Facilities by $4.1 billion to $21.9 billion. There were no changes to interest rates, maturity or other terms of the facilities made in connection with the reductions.

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

See Note 14, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —

BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ ” and “— Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s Annual Report on Form 10-K and quarterly reports on Form 10-Q, “Core Earnings” has been labeled as ‘‘ ‘Core’ net income” or “Managed net income” in certain instances.

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

Interim ABCP Facility — An aggregate of $30 billion asset-backed commercial paper conduit facilities that the Company entered into on April 30, 2007 in connection with the April 16, 2007 announcement of a proposed acquisition of the Company by J.C. Flowers & Co., Bank of America, N.A., and JPMorgan Chase, N.A., which was terminated on January 25, 2008.

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

SLM CORPORATION

FORM 10-Q
INDEX
September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $75,290 and $47,518, respectively)	$48,924,938	$35,726,062
FFELP Consolidation Loans (net of allowance for losses of $47,965 and $41,211, respectively)	72,565,628	73,609,187
Private Education Loans (net of allowance for losses of $1,012,838 and $885,931, respectively)	19,837,425	14,817,725
Other loans (net of allowance for losses of $53,189 and $43,558, respectively)	769,923	1,173,666
Investments
Available-for-sale	535,397	2,871,340
Other	582,332	93,040

Total investments	1,117,729	2,964,380
Cash and cash equivalents	3,895,854	7,582,031
Restricted cash and investments	3,897,417	4,600,106
Retained Interest in off-balance sheet securitized loans	2,323,419	3,044,038
Goodwill and acquired intangible assets, net	1,259,541	1,300,689
Other assets	10,399,220	10,747,107

Total assets	$164,991,094	$155,564,991

Liabilities
ED Participation and Purchase Program facility	$3,554,618	$—
Bank deposits	744,086	254,029
Other short-term borrowings	33,968,849	35,693,378

Total short-term borrowings	38,267,553	35,947,407
Long-term borrowings	118,069,878	111,098,144
Other liabilities	3,297,998	3,284,545

Total liabilities	159,635,429	150,330,096

Commitments and contingencies

Minority interest in subsidiaries	8,541	11,360

Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Series C: 7.25% mandatory convertible preferred stock; 1,150 and 1,000 shares, respectively, issued at liquidation preference of $1,000 per share	1,149,770	1,000,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 534,420 and 532,493 shares issued, respectively	106,884	106,499
Additional paid-in capital	4,665,614	4,590,174
Accumulated other comprehensive income (net of tax of $26,766 and $124,468, respectively)	46,687	236,364
Retained earnings	669,509	557,204

Stockholders’ equity before treasury stock	7,203,464	7,055,241
Common stock held in treasury at cost: 66,952 and 65,951 shares, respectively	1,856,340	1,831,706

Total stockholders’ equity	5,347,124	5,223,535

Total liabilities and stockholders’ equity	$164,991,094	$155,564,991

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
FFELP Stafford and Other Student Loans	$516,116	$545,618	$1,478,190	$1,507,680
FFELP Consolidation Loans	830,566	1,145,473	2,436,886	3,247,573
Private Education Loans	445,572	392,737	1,298,417	1,060,509
Other loans	19,874	25,990	64,573	80,416
Cash and investments	57,154	211,303	251,491	466,731

Total interest income	1,869,282	2,321,121	5,529,557	6,362,909
Total interest expense	1,394,533	1,879,811	4,375,896	5,109,130

Net interest income	474,749	441,310	1,153,661	1,253,779
Less: provisions for loan losses	186,909	142,600	467,235	441,130

Net interest income after provisions for loan losses	287,840	298,710	686,426	812,649

Other income:
Gains on student loan securitizations	—	—	—	367,300
Servicing and securitization revenue	64,990	28,883	174,262	413,808
Losses on sales of loans and securities, net	(43,899)	(25,163)	(122,148)	(67,051)
Gains (losses) on derivative and hedging activities, net	(241,757)	(487,478)	(152,510)	(22,881)
Contingency fee revenue	89,418	76,306	258,514	243,865
Collections revenue (loss)	(170,692)	52,788	(87,088)	195,442
Guarantor servicing fees	36,848	45,935	95,164	115,449
Other	93,096	106,684	295,357	292,121

Total other income (loss)	(171,996)	(202,045)	461,551	1,538,053
Expenses:
Salaries and benefits	157,408	185,741	504,925	563,723
Other operating expenses	209,744	170,158	571,563	547,150
Restructuring expenses	10,508	—	77,926	—

Total expenses	377,660	355,899	1,154,414	1,110,873

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	(261,816)	(259,234)	(6,437)	1,239,829
Income tax expense (benefit)	(103,819)	84,449	(13,233)	499,187

Income (loss) before minority interest in net earnings of subsidiaries	(157,997)	(343,683)	6,796	740,642
Minority interest in net earnings of subsidiaries	544	77	3,405	1,778

Net income (loss)	(158,541)	(343,760)	3,391	738,864
Preferred stock dividends	27,474	9,274	83,890	27,523

Net income (loss) attributable to common stock	$(186,015)	$(353,034)	$(80,499)	$711,341

Basic earnings (loss) per common share	$(.40)	$(.85)	$(.17)	$1.73

Average common shares outstanding	466,646	412,944	466,625	411,958

Diluted earnings (loss) per common share	$(.40)	$(.85)	$(.17)	$1.69

Average common and common equivalent shares outstanding	466,646	412,944	466,625	420,305

Dividends per common share	$—	$—	$—	$.25

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at June 30, 2007	7,300,000	436,095,303	(23,477,044)	412,618,259	$565,000	$87,219	$2,721,554	$265,388	$2,790,674	$(1,081,774)	$5,348,061
Comprehensive income:
Net income (loss)									(343,760)		(343,760)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(12,914)			(12,914)
Change in unrealized gains (losses) on derivatives, net of tax								(7,208)			(7,208)
Defined benefit pension plans adjustment								86			86

Comprehensive income											(363,796)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.58 per share)									(6,236)		(6,236)
Restricted stock dividend									(1)		(1)
Issuance of common shares		3,565,038	—	3,565,038		713	86,182				86,895
Preferred stock issuance costs and related amortization							163		(163)		—
Tax benefit related to employee stock option and purchase plans							31,105				31,105
Stock-based compensation cost							8,744				8,744
Repurchase of common shares:
Benefit plans			(2,067,201)	(2,067,201)						(100,190)	(100,190)

Balance at September 30, 2007	7,300,000	439,660,341	(25,544,245)	414,116,096	$565,000	$87,932	$2,847,748	$245,352	$2,437,639	$(1,181,964)	$5,001,707

Balance at June 30, 2008	8,450,000	534,010,178	(66,444,785)	467,565,393	$1,715,000	$106,802	$4,637,731	$61,994	$855,527	$(1,842,050)	$5,535,004
Comprehensive income:
Net income (loss)									(158,541)		(158,541)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(4,686)			(4,686)
Change in unrealized gains (losses) on derivatives, net of tax								(10,338)			(10,338)
Defined benefit pension plans adjustment								(283)			(283)

Comprehensive income											(173,848)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($.89 per share)									(3,592)		(3,592)
Preferred stock, series C ($18.13 per share)									(20,843)		(20,843)
Restricted stock dividend									(3)		(3)
Issuance of common shares		409,499	525	410,024		80	11,654			9	11,743
Preferred stock issuance costs and related amortization							164		(164)		—
Conversion of preferred shares	(230)				(230)	2	228				—
Tax benefit related to employee stock option and purchase plans							(3,342)				(3,342)
Stock-based compensation cost							19,179				19,179
Repurchase of common shares:
Benefit plans			(507,731)	(507,731)						(14,299)	(14,299)

Balance at September 30, 2008	8,449,770	534,419,677	(66,951,991)	467,467,686	$1,714,770	$106,884	$4,665,614	$46,687	$669,509	$(1,856,340)	$5,347,124

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042
Comprehensive income:
Net income									738,864		738,864
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(103,014)			(103,014)
Change in unrealized gains (losses) on derivatives, net of tax								(309)			(309)
Defined benefit pension plans adjustment								(436)			(436)

Comprehensive income											635,105
Cash dividends:
Common stock ($.25 per share)									(102,658)		(102,658)
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)
Preferred stock, series B ($4.64 per share)									(18,414)		(18,414)
Restricted stock dividend									(1)		(1)
Issuance of common shares		6,547,359	35,364	6,582,723		1,309	180,376			1,584	183,269
Preferred stock issuance costs and related amortization							484		(484)		—
Tax benefit related to employee stock option and purchase plans							46,579				46,579
Stock-based compensation cost							55,098				55,098
Cumulative effect of accounting change									(5,761)		(5,761)
Repurchase of common shares:
Benefit plans			(3,083,439)	(3,083,439)						(142,927)	(142,927)

Balance at September 30, 2007	7,300,000	439,660,341	(25,544,245)	414,116,096	$565,000	$87,932	$2,847,748	$245,352	$2,437,639	$(1,181,964)	$5,001,707

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535
Comprehensive income:
Net income									3,391		3,391
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(26,199)			(26,199)
Change in unrealized gains (losses) on derivatives, net of tax								31,932			31,932
Defined benefit pension plans adjustment								(755)			(755)

Comprehensive income											8,369
Cash dividends:
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)
Preferred stock, series B ($3.20 per share)									(12,489)		(12,489)
Preferred stock, series C ($51.36 per share)									(62,289)		(62,289)
Restricted stock dividend									(1,851)		(1,851)
Issuance of common shares		1,926,596	3,667	1,930,263		383	30,358			79	30,820
Issuance of preferred shares, preferred stock issuance costs and related amortization	150,000				150,000		(4,168)		(487)		145,345
Conversion of preferred shares	(230)				(230)	2	228				—
Tax benefit related to employee stock option and purchase plans							(13,358)				(13,358)
Stock-based compensation cost							62,380				62,380
Cumulative effect of accounting change related to adoption of SFAS No. 159								(194,655)	194,655		—
Repurchase of common shares:
Benefit plans			(1,004,264)	(1,004,264)						(24,713)	(24,713)

Balance at September 30, 2008	8,449,770	534,419,677	(66,951,991)	467,467,686	$1,714,770	$106,884	$4,665,614	$46,687	$669,509	$(1,856,340)	$5,347,124

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Operating activities
Net income	$3,391	$738,864
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains on student loan securitizations	—	(367,300)
Losses on sales of loans and securities, net	122,148	67,051
Stock-based compensation cost	69,937	65,193
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	125,457	(129,078)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	—	73,467
Provisions for loan losses	467,235	441,130
Minority interest, net	(2,176)	(1,239)
Mortgage loans originated for sale	(50,105)	(528,241)
Proceeds and repayments from sales of mortgage loans originated for sale	53,927	585,853
Decrease (increase) in purchased paper — mortgage loans	200,098	(402,397)
Student loans originated for sale	(4,102,691)	—
Decrease in restricted cash-other	61,131	127
(Increase) in accrued interest receivable	(240,906)	(1,018,465)
(Decrease) increase in accrued interest payable	(192,335)	157,082
Adjustment for non-cash loss/(income) related to Retained Interest	361,141	142,225
Decrease in other assets, goodwill and acquired intangible assets, net	357,982	132,579
(Decrease) increase in other liabilities	(149,966)	649,274

Total adjustments	(2,919,123)	(132,739)

Net cash (used in) provided by operating activities	(2,915,732)	606,125

Investing activities
Student loans acquired	(20,527,609)	(31,057,701)
Loans purchased from securitized trusts	(1,201,058)	(4,034,061)
Reduction of student loans:
Installment payments	7,997,789	8,622,254
Proceeds from securitization of student loans treated as sales	—	1,976,599
Proceeds from sales of student loans	25,844	777,982
Other loans originated	(1,097,231)	(2,967,425)
Repayments of other loans originated for investment	1,470,040	3,007,256
Other investing activities, net	(67,006)	(204,634)
Purchases of available-for-sale securities	(93,787,195)	(65,822,245)
Proceeds from sales of available-for-sale securities	—	73,199
Proceeds from maturities of available-for-sale securities	95,830,890	64,214,984
Purchases of other securities	(500,255)	(330,050)
Proceeds from maturities of held-to-maturity securities and other securities	12,502	434,771
Decrease (increase) in restricted cash — on-balance sheet trusts	629,001	(1,696,092)
Return of investment from Retained Interest	352,633	199,345
Purchase of subsidiaries, net of cash acquired	(37,868)	—

Net cash used in investing activities	(10,899,523)	(26,805,818)

Financing activities
Borrowings collateralized by loans in trust issued	17,986,955	18,953,651
Borrowings collateralized by loans in trust repaid	(4,819,485)	(4,295,630)
Asset-backed financing facilities — net activity	(1,733,537)	20,391,717
ED Participation Program facility	3,554,618	—
Other short-term borrowings issued	2,001,875	378,146
Other short-term borrowings repaid	(1,067,281)	(2,194,028)
Other long-term borrowings issued	2,437,226	1,567,602
Other long-term borrowings repaid	(8,495,343)	(3,078,229)
Other financing activities, net	195,843	(81,754)
Excess tax benefit from the exercise of stock-based awards	281	29,535
Common stock issued	5,983	159,832
Net settlements on equity forward contracts	—	(184,793)
Common stock repurchased	—	(142,927)
Common dividends paid	—	(102,658)
Preferred stock issued	145,345	—
Preferred dividends paid	(83,403)	(27,039)

Net cash provided by financing activities	10,129,077	31,373,425

Net (decrease) increase in cash and cash equivalents	(3,686,178)	5,173,732
Cash and cash equivalents at beginning of period	7,582,031	2,621,222

Cash and cash equivalents at end of period	$3,895,853	$7,794,954

Cash disbursements made for:
Interest	$4,366,839	$4,966,249

Income taxes	$697,146	$704,206

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2007 to be consistent with classifications adopted for 2008.

Restructuring Activities

The Company is restructuring its business in response to the impact of the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets. One-time, involuntary benefit arrangements, disposal costs (including contract termination costs and other exit costs), as well as certain other costs that are incremental and incurred as a direct result of the Company’s restructuring plans, are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are classified as restructuring expenses in the accompanying consolidated statements of income.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
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

In addition to one-time involuntary benefit arrangements, the Company sponsors the SLM Corporation Employee Severance Plan, which provides severance benefits in the event of termination of the Company’s and its subsidiaries’ full-time employees (with the exception of certain specified levels of management and employees of the Company’s Asset Performance Group (“APG”) subsidiaries) and part-time employees who work at least 24 hours per week. The Company also sponsors the DMO Employee Severance Plan, which provides severance benefits to certain specified levels of full-time management and full-time employees in the Company’s APG subsidiaries. The Employee Severance Plan and the DMO Employee Severance Plan (collectively, the “Severance Plan”) establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon termination of employment due to Involuntary Termination or a Job Abolishment, as defined in the Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, the Company recognizes severance costs to be paid pursuant to the Severance Plan in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits,” when payment of such benefits is probable and reasonably estimable. Such benefits including severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during the nine months ended September 30, 2008 and the fourth quarter of 2007 as a direct result of the Company’s restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income.

Student Loans Classified as Held-for-Sale

Under the “Ensuring Continued Access to Student Loans Act of 2008,” ED has implemented the Loan Purchase Commitment Program (“Purchase Program”). Under the Purchase Program, ED will purchase eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under ED’s Loan Participation and Purchase Program (“Participation Program”), ED will provide interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders will be charged at a rate of commercial paper plus 0.50 percent on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to ED pursuant to the Purchase Program prior to its expiration on September 30, 2009.

The Company is classifying all loans eligible to be sold to ED under the Purchase Program as held-for-sale. The Company currently has the ability and intent to sell such loans to ED under the Purchase Program due to the current environment in the capital markets. Held-for-sale loans are carried at the lower of cost or market with no premium amortization or provision for loan losses. At September 30, 2008, the Company had $4.1 billion of FFELP Stafford loans classified as held-for-sale. These loans are included in the “FFELP Stafford and Other Student Loans” line on the consolidated balance sheets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
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

In light of the recent economic turmoil occurring in the U.S., the FASB released FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” on October 10, 2008. This FSP clarified, among other things, that quotes and other market inputs need not be solely used to determine fair value if they do not relate to an active market. The FSP points out that when relevant observable market information is not available, an approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable (such as a discounted cash flow analysis). Regardless of the valuation technique applied, entities must include appropriate risk adjustments that market participants would make, including adjustments for nonperformance risk (credit risk) and liquidity risk.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued an FSP on Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company is evaluating the impact of this FSP on its accounting for its contingently convertible note issued in May 2003 and subsequently called in July 2007.

Accounting for Hedging Activities — An Amendment of FASB Statement No. 133

In June 2008, the FASB issued an exposure draft to amend the accounting for hedging activities in SFAS No. 133. This proposed Statement is intended to simplify accounting for hedging activities, improve the financial reporting of hedging activities, resolve major practice issues related to hedge accounting that have arisen under SFAS No. 133, and address differences resulting from recognition and measurement anomalies between the accounting for derivative instruments and the accounting for hedged items or transactions. While the amendment as currently written may simplify the Company’s accounting model for hedging activities under SFAS No. 133, the Company does not expect it to significantly impact its results of operations. The full impact of this amendment, effective January 1, 2010, as currently written, cannot be evaluated until the final statement is issued, which is expected to occur sometime in 2009.

Qualifying Special Purpose Entities (“QSPEs”) and Changes in the FIN No. 46 Consolidation Model

In September 2008 the FASB issued two separate but related exposure drafts for comment in connection with amendments to (1) SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” which would impact the accounting for QSPEs and (2) FASB’s Financial Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.”

Based on the Company’s preliminary review of these exposure drafts, it is likely that these changes will lead in general to the consolidation of certain QSPEs and variable interest entities (“VIEs”) that are currently not consolidated. Assuming no changes to the Company’s current business model, the Company would most likely consolidate its securitization trusts that are currently off-balance sheet on January 1, 2010, based on these exposure drafts as currently written. These proposed new accounting rules would also be applied to new transactions entered into from January 1, 2010 forward. However, the impact to the Company’s accounting for its QSPEs and VIEs cannot be determined until the FASB issues the final amendments to SFAS No. 140 and FIN No. 46R.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses

The Company’s provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred losses, net of recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios.

The following tables summarize the total loan provisions for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Private Education Loans	$135,813	$99,687	$374,262	$380,093
FFELP Stafford and Other Student Loans	40,407	37,533	75,805	49,293
Mortgage and consumer loans	10,689	5,380	17,168	11,744

Total provisions for loan losses	$186,909	$142,600	$467,235	$441,130

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for loan losses for Private Education Loans for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance at beginning of period	$970,150	$427,904	$885,931	$308,346
Provision for Private Education Loan losses	135,813	99,687	374,262	380,093
Charge-offs	(110,168)	(82,176)	(298,920)	(251,860)
Recoveries	8,650	8,685	26,984	23,301

Net charge-offs	(101,518)	(73,491)	(271,936)	(228,559)
Reclassification of interest reserve(1)	8,393	—	24,581	—

Balance before securitization of Private Education Loans	1,012,838	454,100	1,012,838	459,880
Reduction for securitization of Private Education Loans	—	—	—	(5,780)

Balance at end of period	$1,012,838	$454,100	$1,012,838	$454,100

Net charge-offs as a percentage of average loans in repayment (annualized)	4.64%	5.12%	4.58%	5.69%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.08%	4.61%	3.97%	5.18%
Allowance as a percentage of the ending total loan balance	4.74%	3.21%	4.74%	3.21%
Allowance as a percentage of ending loans in repayment	11.23%	7.70%	11.23%	7.70%
Allowance coverage of net charge-offs (annualized)	2.51	1.56	2.79	1.49
Ending total loans, gross	$21,364,238	$14,562,297	$21,364,238	$14,562,297
Average loans in repayment	$8,703,525	$5,696,049	$7,933,067	$5,373,462
Ending loans in repayment	$9,015,795	$5,895,619	$9,015,795	$5,895,619

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest reserve was reversed in interest income and then provided for through provision within the allowance for loan loss. This amount was $5 million and $13 million, for the three and nine months ended September 30, 2007, respectively. This change in presentation results in no impact to net income.

Due to the seasoning of the Private Education Loan portfolio, shifts in its mix, and certain economic and operational factors, the Company expected and has seen charge-off rates increase from the historically low levels experienced prior to 2007. In the fourth quarter of 2007, the Company recorded provision expense of $503 million related to the Private Education Loan portfolio. This significant increase in provision expense in the fourth quarter of 2007 compared to prior and current quarters primarily relates to the non-traditional portion of the Company’s Private Education Loan portfolio, which the Company had been expanding over the past few years. The Company terminated these non-traditional loan programs because the performance of these loans turned out to be materially different from original expectations and from the Company’s Private Education Loan programs. The non-traditional portfolio is particularly impacted by the weakening

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

U.S. economy and an underlying borrower’s ability to repay. As a result, the Company recorded additional provision in the fourth quarter of 2007, and this is the primary reason that the allowance as a percentage of the ending total loan balance and as a percentage of ending loans in repayment is significantly higher at September 30, 2008 versus September 30, 2007.

Provision expense increased from $100 million in the third quarter of 2007 to $136 million in the third quarter of 2008. This is a result of an increase in delinquencies between quarters, which is primarily a result of the continued weakening of the U.S. economy as well as the seasonal nature of student loans. Delinquencies as a percentage of Private Education Loans in repayment increased from 12.0 percent as of September 30, 2007 to 12.4 percent as of September 30, 2008. Private Education Loans in forbearance as a percentage of loans in repayment and forbearance increased from 10.6 percent as of September 30, 2007 to 10.7 percent at September 30, 2008.

Private Education Loan Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of September 30, 2008, December 31, 2007, and September 30, 2007.

	Private Education Loan Delinquencies
	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$11,263		$8,151		$7,966
Loans in forbearance(2)	1,085		974		701
Loans in repayment and percentage of each status:
Loans current	7,902	87.6%	6,236	88.5%	5,186	88.0%
Loans delinquent 31-60 days(3)	393	4.4	306	4.3	275	4.7
Loans delinquent 61-90 days(3)	249	2.8	176	2.5	156	2.6
Loans delinquent greater than 90 days(3)	472	5.2	329	4.7	279	4.7

Total Private Education Loans in repayment	9,016	100%	7,047	100%	5,896	100%

Total Private Education Loans, gross	21,364		16,172		14,563
Private Education Loan unamortized discount	(514)		(468)		(433)

Total Private Education Loans	20,850		15,704		14,130
Private Education Loan allowance for losses	(1,013)		(886)		(454)

Private Education Loans, net	$19,837		$14,818		$13,676

Percentage of Private Education Loans in repayment		42.2%		43.6%		40.5%

Delinquencies as a percentage of Private Education Loans in repayment		12.4%		11.5%		12.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		10.7%		12.1%		10.6%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for loan losses for the FFELP loan portfolio for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance at beginning of period	$97,693	$24,083	$88,729	$20,315
Provisions for student loan losses	40,407	37,533	75,805	49,293
Net charge-offs	(15,932)	(4,264)	(42,643)	(12,885)
Increase for student loan sales and securitization activity	1,087	112	1,364	741

Balance at end of period	$123,255	$57,464	$123,255	$57,464

The Company maintains an allowance for Risk Sharing loan losses on its FFELP loan portfolio. The level of Risk Sharing has varied over the past few years with legislative changes. As of September 30, 2008, 45 percent of the on-balance sheet FFELP loan portfolio was subject to three-percent Risk Sharing, 54 percent was subject to two-percent Risk Sharing and the remaining 1 percent was not subject to any Risk Sharing. At September 30, 2007, the Company’s FFELP loans were serviced under the Exceptional Performer designation from ED which limited the portfolio to only one-percent Risk Sharing. The Exceptional Performer designation was eliminated by the CCRAA effective October 1, 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

FFELP Loan Delinquencies

The table below shows the Company’s FFELP loan delinquency trends as of September 30, 2008, December 31, 2007 and September 30, 2007.

	FFELP Loan Delinquencies
	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$40,056		$31,200		$31,541
Loans in forbearance(2)	12,035		10,675		9,916
Loans in repayment and percentage of each status:
Loans current	56,874	84.8%	55,128	84.4%	52,303	84.5%
Loans delinquent 31-60 days(3)	3,707	5.5	3,650	5.6	3,074	5.0
Loans delinquent 61-90 days(3)	1,683	2.5	1,841	2.8	1,548	2.5
Loans delinquent greater than 90 days(3)	4,810	7.2	4,671	7.2	4,969	8.0

Total FFELP loans in repayment	67,074	100%	65,290	100%	61,894	100%

Total FFELP loans, gross	119,165		107,165		103,351
FFELP loan unamortized premium	2,449		2,259		2,186

Total FFELP loans	121,614		109,424		105,537
FFELP loan allowance for losses	(123)		(89)		(58)

FFELP loans, net	$121,491		$109,335		$105,479

Percentage of FFELP loans in repayment		56.3%		60.9%		59.9%

Delinquencies as a percentage of FFELP loans in repayment		15.2%		15.6%		15.5%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.2%		14.1%		13.8%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

3.	Goodwill and Acquired Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if an event indicates that the asset(s) might be impaired, employing standard industry appraisal methodologies, principally the discounted cash flow method. Such assets are impaired when the estimated fair value is less than the current carrying value. Intangible assets with finite lives are amortized over their estimated useful lives. Such assets are amortized in proportion to the estimated economic benefit depending on the asset class. Finite lived intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs that indicates the asset(s) may be impaired.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets (Continued)

Intangible assets include the following:

	Average	As of September 30, 2008
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$332	$(163)	$169
Software and technology	7 years	93	(85)	8
Non-compete agreements	2 years	11	(10)	1

Total		436	(258)	178
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	91	—	91

Total acquired intangible assets		$527	$(258)	$269

	Average	As of December 31, 2007
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$366	$(160)	$206
Software and technology	7 years	95	(77)	18
Non-compete agreements	2 years	12	(10)	2

Total		473	(247)	226
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	110	—	110

Total acquired intangible assets		$583	$(247)	$336

The Company recorded amortization of acquired intangibles totaling $14 million and $19 million for the three months ended September 30, 2008 and 2007, respectively, and $44 million and $50 million for the nine months ended September 30, 2008 and 2007, respectively. As discussed in Note 14, “Segment Reporting,” the Company decided to wind down its purchased paper businesses. As a result, in the third quarter of 2008, the Company recorded an aggregate amount of $36 million of impairment of acquired intangible assets, of which $28 million related to the impairment of two trade names and $8 million related to certain banking customer relationships. In the first quarter of 2007, the Company recognized acquired intangible asset impairments of $9 million in connection with certain tax exempt bonds previously acquired through the purchase of certain subsidiaries. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets (Continued)

A summary of changes in the Company’s goodwill by reportable segment (see Note 14, “Segment Reporting”) is as follows:

	December 31,		September 30,
(Dollars in millions)	2007	Adjustments	2008

Lending	$388	$—	$388
APG	377	24	401
Corporate and Other	200	2	202

Total	$965	$26	$991

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

In light of the general downturn in the economy, the tightening of the credit markets, the Company’s market capitalization and the Company’s decision to wind down its purchased paper businesses, the Company assessed goodwill for potential impairment during the third quarter of 2008. Based primarily on market comparables and a discounted cash flow analyses, the estimated fair value of the Company’s reporting units exceed their current carrying values, and no goodwill impairment was recorded.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The following table summarizes the Company’s securitization activity for the three and nine months ended September 30, 2008 and 2007. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended September 30,
	2008				2007
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations sales	—	—	$—	—%	—	—	$—	—%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	3	6,721			—	—
FFELP Consolidation Loans(1)	—	—			1	2,493

Total securitizations financings	3	6,721			1	2,493

Total securitizations	3	$6,721			1	$2,493

	Nine Months Ended September 30,
	2008				2007
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	1	2,000	367	18.4

Total securitizations sales	—	—	$—	—%	1	2,000	$367	18.4%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	9	18,546			2	7,004
FFELP Consolidation Loans(1)	—	—			3	11,480

Total securitizations financings	9	18,546			5	18,484

Total securitizations	9	$18,546			6	$20,484

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and nine months ended September 30, 2008 and 2007 were as follows:

Three Months Ended September 30,
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

	Nine Months Ended September 30,
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

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of September 30, 2008, June 30, 2008 and December 31, 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

	As of September 30, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$309	$612	$1,402	$2,323
Underlying securitized loan balance(3)	7,600	15,252	13,648	36,500
Weighted average life	3.0 yrs.	8.2 yrs.	6.6 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)	.11%	.23%	5.59%
Residual cash flows discount rate	12.7%	11.3%	18.3%

	As of June 30, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$410	$619	$1,516	$2,545
Underlying securitized loan balance(3)	8,383	15,586	13,773	37,742
Weighted average life	2.8 yrs.	7.3 yrs.	6.6 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-30%	3-8%	1-30%
Life of loan — repayment status	17%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)	.10%	.20%	5.36%
Residual cash flows discount rate	12.0%	10.0%	16.4%

	As of December 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance(3)	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs	7.4 yrs.	7.0 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A		0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

(1)	Includes $333 million, $295 million, and $283 million related to the fair value of the Embedded Floor Income as of September 30, 2008, June 30, 2008, and December 31, 2007, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the pay down of the underlying loans.

(2)	At December 31, 2007, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $301 million that related to the Retained Interests. There were no such gains at June 30, 2008 and September 30, 2008.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $80.8 billion, $75.2 billion, and $65.5 billion of securitized student loans outstanding (face amount) as of September 30, 2008, June 30, 2008, and December 31, 2007, respectively, in on-balance sheet securitization trusts.

(4)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
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

As of September 30, 2008, the Company changed the following significant assumptions compared to those used as of June 30, 2008, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions were decreased for all three asset types primarily as a result of a significant reduction in prepayment activity experienced in the third quarter of 2008 which is expected to continue into the foreseeable future. The decrease in prepayment speeds is primarily due to a reduction in third party consolidation activity as a result of the CCRAA (for FFELP only) and the current U.S. economic and credit environment. This resulted in a $99 million unrealized mark-to-market gain.

•	Life of loan default rate assumptions for Private Education loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $30 million unrealized mark-to-market loss.

•	Cost of funds assumptions related to the underlying auction rate securities bonds ($2.3 billion face amount of bonds) within FFELP loan ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts were increased to take into account the expectations these auction rate securities will continue to reset at higher rates for an extended period of time. This resulted in an $18 million unrealized mark-to-market loss.

•	The discount rate assumption related to the Private Education Loan and FFELP Residual Interests was increased. The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate, for the purpose of arriving at a discount rate in light of the current economic and credit uncertainty that exists in the market as of September 30, 2008. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 200 basis points and 140 basis points for Private Education and FFELP, respectively to better take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Residual Interests. This resulted in $160 million unrealized mark-to-market loss.

The Company recorded a net unrealized mark-to-market loss related to the Residual Interests of $361 million during the nine months ended September 30, 2008. The mark-to-market loss was primarily related to the increase in the discount rate assumption related to the Private Education Loan Residual Interest. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the Private Education Residual risk premium by 550 basis points (from December 31, 2007) to take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Private Education Loan Residual Interests in light of the current economic and credit uncertainty that exists in the market. The increase in the Private Education Loan Residual discount rate accounted for $353 million of the net unrealized mark-to-market loss for the nine months ended September 30, 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The Company recorded impairments to the Retained Interests of $137 million for the nine months ended September 30, 2007. The impairment charges were primarily the result of FFELP loans prepaying faster than projected through loan consolidations, and an increase in prepayments and acceleration of defaults related to Private Education Loans. In addition, the Company recorded an unrealized mark-to-market loss under SFAS No. 155 of $5 million for the nine months ended September 30, 2007.

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of September 30, 2008, December 31, 2007 and September 30, 2007.

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,259		$4,963		$6,126
Loans in forbearance(2)	1,159		1,417		1,251
Loans in repayment and percentage of each status:
Loans current	7,733	93.9%	7,403	94.7%	6,524	94.5%
Loans delinquent 31-60 days(3)	217	2.6	202	2.6	192	2.8
Loans delinquent 61-90 days(3)	103	1.3	84	1.1	71	1.0
Loans delinquent greater than 90 days(3)	177	2.2	130	1.6	116	1.7

Total off-balance sheet Private Education Loans in repayment	8,230	100%	7,819	100%	6,903	100%

Total off-balance sheet Private Education Loans, gross	$13,648		$14,199		$14,280

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

5.	Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2008 and December 31, 2007 and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2008 and 2007. At September 30, 2008 and December 31, 2007, available-for-sale securities with fair values of $202 million and $196 million (none of which was in restricted cash and investments on the balance sheet), respectively, were pledged as collateral against these derivative instruments. Additionally, $0 million and $890 million of cash was pledged as collateral against these derivative instruments at September 30, 2008 and December 31, 2007, respectively. In addition, $1.5 billion ($50 million of which is in restricted cash and investments on the balance sheet) and $1.3 billion (none of which was in restricted cash and investments on the balance sheet) of cash was held as collateral at

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments (Continued)

September 30, 2008 and December 31, 2007, respectively, for derivative counterparties where the Company has exposure.

	Cash Flow		Fair Value		Trading		Total
	Sept. 30,	December 31,	Sept. 30,	December 31,	Sept. 30,	December 31,	Sept. 30,	December 31,
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Fair Values(1)
Interest rate swaps	$15	$(34)	$279	$102	$(262)	$252	$32	$320
Floor/Cap contracts	—	—	—	—	(676)	(442)	(676)	(442)
Futures	—	—	—	—	(2)	—	(2)	—
Cross currency interest rate swaps	—	—	2,422	3,640	11	3	2,433	3,643

Total	$15	$(34)	$2,701	$3,742	$(929)	$(187)	$1,787	$3,521

(Dollars in billions)
Notional Values
Interest rate swaps	$5.1	$3.1	$14.3	$14.7	$168.5	$199.5	$187.9	$217.3
Floor/Cap contracts	—	—	—	—	38.1	38.9	38.1	38.9
Futures	—	—	—	—	.3	.6	.3	.6
Cross currency interest rate swaps	—	—	23.1	23.8	.1	.1	23.2	23.9
Other(2)	—	—	—	—	.7	.7	.7	.7

Total	$5.1	$3.1	$37.4	$38.5	$207.7	$239.8	$250.2	$281.4

(1)	Fair values reported are exclusive of collateral held and/or pledged.

(2)	“Other” includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” These embedded derivatives had zero fair value since bifurcation.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments (Continued)

	Three Months Ended September 30,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Change in fair value to cash flow hedges	$(10)	$(7)	$—	$—	$—	$—	$(10)	$(7)
Amortization of effective hedges(1)	—	—	—	—	—	—	—	—

Change in accumulated other comprehensive income, net	$(10)	$(7)	$—	$—	$—	$—	$(10)	$(7)

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$—	$—	$—	$—	$—	$—	$—	$—
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(52)	(33)	(52)	(33)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	42	22	(232)	(476)	(190)	(454)

Total earnings impact	$—	$—	$42	$22	$(284)	$(509)	$(242)	$(487)

	Nine Months Ended September 30,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Change in fair value to cash flow hedges	$32	$(1)	$—	$—	$—	$—	$32	$(1)
Amortization of effective hedges(1)	—	1	—	—	—	—	—	1

Change in accumulated other comprehensive income, net	$32	$—	$—	$—	$—	$—	$32	$—

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$—	$(2)	$—	$—	$—	$—	$—	$(2)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(27)	(79)	(27)	(79)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	141	38	(267)	18	(126)	56

Total earnings impact	$—	$(2)	$141	$38	$(294)	$(61)	$(153)	$(25)

(1)	The Company expects to amortize $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments outstanding as of September 30, 2008.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Other Assets

The following table provides the detail of the Company’s other assets at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Derivatives at fair value	$2,392,074	23%	$3,744,611	35%
Accrued interest receivable	3,421,497	33	3,180,590	30
APG Purchased paper receivables and Real Estate Owned	1,345,798	13	1,758,871	16
Accounts receivable — collateral posted	—	—	867,427	8
Federal, state and international net income tax asset	1,438,098	14	—	—
Benefit-related investments	473,974	4	467,379	4
Fixed assets, net	302,288	3	315,260	3
Accounts receivable — general	707,734	7	305,118	2
Other	317,758	3	107,851	2

Total	$10,399,221	100%	$10,747,107	100%

The “Derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a gain position by counterparty. At September 30, 2008 and December 31, 2007, these balances primarily included cross-currency interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged foreign currency-denominated debt. As of September 30, 2008 and December 31, 2007, the cumulative mark-to-market adjustment to the hedged debt was $(2.2) billion and $(3.6) billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases and issuances for the three and nine months ended September 30, 2008 and 2007. Equity forward activity for the three and nine months ended September 30, 2007 is also reported.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in millions)	2008	2007	2008	2007

Common shares repurchased:
Benefit plans(1)	.5	2.1	1.0	3.1

Total shares repurchased	.5	2.1	1.0	3.1

Average purchase price per share	$28.2	$48.47	$24.6	$46.35

Common shares issued	.4	3.6	1.9	6.6

Equity forward contracts:
Outstanding at beginning of period	—	48.2	—	48.2
New contracts	—	—	—	—
Exercises	—	—	—	—

Outstanding at end of period	—	48.2	—	48.2

Authority remaining at end of period for repurchases	38.8	15.7	38.8	15.7

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on September 30, 2008 was $12.34.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available-for-sale investments (which includes the Retained Interest in off-balance sheet securitized loans as of December 31, 2007 and September 30, 2007), unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive income as of September 30, 2008, December 31, 2007 and September 30, 2007.

	September 30,	December 31,	September 30,
	2008	2007	2007

Net unrealized gains (losses) on investments(1)	$17,918	$238,772	$237,349
Net unrealized gains (losses) on derivatives(2)	9,358	(22,574)	(7,879)
Defined benefit pension plans:
Net prior service cost	—	—	(23)
Net gain	19,411	20,166	15,905

Total defined benefit pension plans(3)	19,411	20,166	15,882

Total accumulated other comprehensive income	$46,687	$236,364	$245,352

(1)	Net of tax expense of $10,100, $125,473 and $123,928 as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

(2)	Net of tax expense of $5,319 as of September 30, 2008, and tax benefit of $12,682 and $4,436 as of December 31, 2007 and September 30, 2007, respectively.

(3)	Net of tax expense of $11,347, $11,677 and $9,224 as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income attributable to common stock	$(186,015)	$(353,034)	$(80,499)	$711,341
Adjusted for dividends of convertible preferred stock series C(1)	—	—	—	—

Net income attributable to common stock, adjusted	$(186,015)	$(353,034)	$(80,499)	$711,341

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	466,646	412,944	466,625	411,958
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C	—	—	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(2)	—	—	—	8,347

Dilutive potential common shares(3)	—	—	—	8,347

Weighted average shares used to compute diluted EPS	466,646	412,944	466,625	420,305

Net earnings per share:
Basic earnings per common share	$(.40)	$(.85)	$(.17)	$1.73
Dilutive effect of convertible preferred stock series C(1)	—	—	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(2)	—	—	—	(.04)

Diluted earnings per common share	$(.40)	$(.85)	$(.17)	$1.69

(1)	The Company’s 7.25 percent mandatory convertible preferred stock series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between 48 million shares and 59 million shares of common stock, depending upon the Company’s stock price at that time. These instruments were anti-dilutive for the three and nine months ended September 30, 2008.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method, and equity forward contracts determined by the reverse treasury stock method. The Company settled all of its outstanding equity forward contracts in January 2008.

(3)	For the three and nine months ended September 30, 2008, stock options covering approximately 41 million and 38 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2007, stock options and equity forward contracts covering approximately 59 million and 60 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Late fees and forbearance fees	$35,528	$33,885	$106,713	$101,512
Asset servicing and other transaction fees	28,026	27,608	79,961	78,383
Loan servicing fees	6,414	6,669	18,682	20,221
Gains on sales of mortgages and other loan fees	534	2,441	2,448	9,752
Other	22,594	36,081	87,553	82,253

Total	$93,096	$106,684	$295,357	$292,121

The decrease in “other” from the three months ended September 30, 2007 to the three months ended September 30, 2008 was primarily due to a one-time gain in the third quarter of 2007 related to the disposition of a subsidiary.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
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

In addition, the Company has concluded that its APG purchased paper businesses no longer produce a strategic fit, and the Company decided to wind down these businesses. Due to the continued weakening of the U.S. economy, in the third quarter of 2008, the Company recorded $147 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary; $39 million of impairment related to the Company’s assumption change for lower expected collection rates for its non-mortgage purchased paper subsidiary; and a $56 million loss related to the Company’s pending sale of its international purchased paper business. These impairments are recorded within collections revenue (loss) as they are not considered restructuring expenses.

The following table summarizes the restructuring expenses incurred to date.

	Three Months Ended				Cumulative Expense
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	as of September 30, 2008

Severance costs	$22,505	$14,869	$34,214	$9,917	$81,505
Lease and other contract termination costs	—	—	8,634	(86)	8,548
Exit and other costs	—	5,809	3,892	677	10,378

Total(1)(2)	$22,505	$20,678	$46,740	$10,508	$100,431

(1)	Aggregate restructuring expenses incurred across the Company’s reportable segments during the three months ended September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007 totaled $(.2) million, $31 million, $15 million and $19 million, respectively, in the Company’s Lending reportable segment, $4 million, $5 million, $1 million and $2 million, respectively, in the Company’s APG reportable segment and $7 million, $11 million, $5 million and $1 million, respectively, in the Company’s Corporate and Other reportable segment.

(2)	As of September 30, 2008, the Company estimates an additional $16 million of restructuring expenses associated with its current cost reduction efforts will be incurred in future periods primarily related to position eliminations and resulting employee terminations in its Lending business segment.

As of September 30, 2008, severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 2,500 positions across all of the Company’s reportable segments, with position eliminations ranging from senior executives to servicing center personnel.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Restructuring Activities (Continued)

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet at September 30, 2008, and related activity during the nine months ended September 30, 2008.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2007	$18,329	$—	$—	$18,329
Net accruals	59,000	8,548	10,378	77,926
Cash paid	(51,854)	(5,659)	(10,359)	(67,872)

Balance at September 30, 2008	$25,475	$2,889	$19	$28,383

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

Fair value under SFAS No. 157 is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Under SFAS No. 157, the Company categorizes its fair value estimates based on a hierarchal framework associated with three levels of price transparency utilized in measuring financial instruments at fair value.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.     Fair Value Measurements (Continued)

Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices.

•	Level 2 — Inputs other than quoted prices for identical instruments in active markets are used to model fair value. Significant inputs are directly observable from active markets for substantially the full term of the asset or liability being valued. Instruments included in the level 2 category include investment securities, short term liquidity investments and a majority of the Company’s over-the-counter derivative contracts.

•	Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs. Instruments included in level 3 include residual interests in off-balance sheet securitized loans and derivatives indexed to interest rate indices that do not have active markets.

Investments (Including “Restricted”)

Investments accounted for under SFAS No. 115 and classified as trading or available-for-sale, are carried at fair value in the financial statements. Investments in U.S. Treasury securities and securities issued by U.S. government agencies that are traded in active markets were valued using observable market prices. Other investments for which observable prices from active markets are not available (such as U.S. Treasury-backed securities) were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. The fair value of investments in Commercial Paper, Asset Backed Commercial Paper, or Demand Deposits that have a remaining term of less than 90 days when purchased are estimated at cost and when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. These investments consist of mostly overnight/weekly maturity instruments with highly-rated counterparties.

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair values of a majority of derivative financial instruments, including swaps and floors, were determined by standard derivative pricing and option models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates and volatilities from active markets. In some cases, management utilized internally developed amortization streams to model the fair value for swaps whose notional contractually amortizes with securitized asset balances. Complex structured derivatives or derivatives that trade in less liquid markets require significant adjustments and judgment in determining fair value that cannot be corroborated with market transactions. All of the Company’s corporate and some of the Company’s trust related derivatives are covered under an International Swap Dealer Association (“ISDA”) agreement requiring collateral to be exchanged based on the fair value of the derivatives. For a more detailed discussion of the collateral agreements, see Note 10, “Derivative Financial Instruments,” within the Company’s 2007 Annual Report on Form 10-K. In all cases, the Company’s derivatives require collateral movement (or reassignment of the contract) if either the counterparty or the Company experiences a credit rating decrease below a specified level. The fair value of the Company’s derivatives take into account the impact of these collateral agreements in assessing counterparty nonperformance risk. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs. The carrying value of

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.     Fair Value Measurements (Continued)

borrowings designated as the hedged item in a SFAS No. 133 fair value hedge are adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

At September 30, 2008, the bid/ask spread widened significantly for certain interest rate indices for which the Company had derivatives as a result of market inactivity. As such, significant adjustments for the bid/ask spread and unobservable inputs were used in the fair value calculation resulting in these instruments being classified as level 3 in the hierarchy.

Residual Interests

The Residual Interests are carried at fair value in the financial statements. No active market exists for student loan Residual Interests; as such, the fair value is calculated using discounted cash flow models and option models. Observable inputs from active markets are used where available, including yield curves and volatilities. Significant unobservable inputs such as prepayment speeds, default rates, certain bonds’ costs of funds and discount rates, are used in determining the fair value and require significant judgment. These unobservable inputs are internally determined based upon analysis of historical data and expected industry trends. On a quarterly basis the Company back tests its prepayment speed, default rates and costs of funds assumptions by comparing those assumptions to actuals experienced. Additionally, the Company uses non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interests. Material changes in these significant unobservable inputs can directly affect income by impacting the amount of unrealized gain or loss recorded in servicing and securitization revenue as a result of the adoption of SFAS No. 159. An analysis of the impact of changes to significant inputs is addressed further in Note 9, “Student Loan Securitization,” within the Company’s 2007 Annual Report on Form 10-K. In addition, market transactions are not available to validate the models’ results (see Note 4, “Student Loan Securitization,” for further discussion regarding these assumptions).

The following table summarizes the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the financial statements as of September 30, 2008.

	Fair Value Measurements on a Recurring
	Basis as of September 30, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets
Available for sale investments	$—	$535	$—	$535
Retained Interest in off-balance sheet securitized loans	—	—	2,323	2,323
Derivative instruments(1)	—	2,392	—	2,392

Total Assets	$—	$2,927	$2,323	$5,250

Liabilities(2)
Derivative instruments(1)	$(3)	$(205)	$(397)	$(605)

Total Liabilities	$(3)	$(205)	$(397)	$(605)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.     Fair Value Measurements (Continued)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three and nine months ended September 30, 2008.

	Three Months Ended					Nine Months Ended
	September 30, 2008					September 30, 2008
	Residual		Derivative			Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total	Interests		Instruments		Total

Balance, beginning of period	$2,545		$(121)		$2,424	$3,044		$(71)		$2,973
Total gains/(losses) (realized and unrealized):
Included in earnings	21	(1)	(303	)(2)	(282)	38	(1)	(365	)(2)	(327)
Included in other comprehensive income	—		—		—	—		—		—
Purchases, issuances and settlements	(243)		18		(225)	(759)		30		(729)
Transfers in and/or out of Level 3	—		9		9	—		9		9

Balance, end of period	$2,323		$(397)		$1,926	$2,323		$(397)		$1,926

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(81	)(1)	$(282	)(2)	$(363)	$(361	)(1)	$(324	)(2)	$(685)

(1)	Recorded in servicing and securitization revenue.

(2)	Recorded in gains (losses) on derivative and hedging activities, net.

12.     Contingencies

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damage are asserted against the Company and its subsidiaries.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
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

13.     Income Taxes

For the nine months ended September 30, 2008 and 2007, the Company reported an income tax benefit of ($13) million and income tax expense of $499 million, respectively, representing effective tax rates of 206 percent and 40 percent, respectively. The movement in the effective tax rate was primarily driven by the permanent tax impact of deducting merger related transaction costs and the reduction to interest on uncertain tax positions discussed below on lower financial accounting income in the nine months ended September 30, 2008.

Accounting for Uncertainty in Income Taxes

As of September 30, 2008, the Company has gross unrecognized tax benefits of $80 million. Included in the $80 million are $37 million of unrecognized tax benefits that if recognized, would favorably impact the effective tax rate. In addition, as of September 30, 2008, the Company has accrued interest and penalties, net of tax benefit, of $11 million. The unrecognized tax benefits changed from $175 million at December 31, 2007 to $80 million at September 30, 2008, and the accrued interest and penalties changed from $18 million at December 31, 2007 to $11 million at September 30, 2008. These changes result primarily from incorporating into the Company’s FIN No. 48 analysis new information received by the IRS during the third quarter as a part of the 2005-2006 exam cycle for a carryover issue related to the timing of recognition of certain income and deduction items. Several other less significant unrecognized tax benefits were also added during the quarter.

14.     Segment Reporting

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.     Segment Reporting (Continued)

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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended September 30, 2008 and 2007. USA Funds is the Company’s largest customer in both the APG and Corporate and Other segments. During the nine months ended September 30, 2008 and 2007, USA Funds accounted for 45 percent and 24 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of September 30, 2008, the Company managed $177.7 billion of student loans, of which $144.9 billion or 82 percent are federally insured, and serves 10 million student and parent customers. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. In the nine months ended September 30, 2008, the Company originated $185 million in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $532 million at September 30, 2008.

Private Education Loans consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either capped federally insured loans or the borrowers’ resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Most higher education Private Education Loans are made in conjunction with a FFELP loan and as such are marketed through the same channel as FFELP loans by the same sales force. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. The Company manages this additional risk through historical risk-performance underwriting strategies, the addition of qualified cosigners and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.     Segment Reporting (Continued)

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

The Company has also concluded that its APG operating segment purchased paper businesses no longer produce a strategic fit. As a result, the Company has decided to wind down these businesses.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.     Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$612	$—	$—	$612	$(96)	$516
FFELP Consolidation Loans	995	—	—	995	(164)	831
Private Education Loans	678	—	—	678	(233)	445
Other loans	20	—	—	20	—	20
Cash and investments	62	—	7	69	(12)	57

Total interest income	2,367	—	7	2,374	(505)	1,869
Total interest expense	1,651	6	5	1,662	(268)	1,394

Net interest income (loss)	716	(6)	2	712	(237)	475
Less: provisions for loan losses	263	—	—	263	(76)	187

Net interest income (loss) after provisions for loan losses	453	(6)	2	449	(161)	288
Contingency fee revenue	—	89	—	89	—	89
Collections revenue (loss)	—	(169)	—	(169)	(2)	(171)
Guarantor servicing fees	—	—	37	37	—	37
Other income (loss)	55	—	51	106	(233)	(127)

Total other income (loss)	55	(80)	88	63	(235)	(172)
Restructuring expenses	—	4	7	11	—	11
Operating expenses	142	106	68	316	51	367

Total expenses	142	110	75	327	51	378

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	366	(196)	15	185	(447)	(262)
Income tax expense (benefit)(1)	134	(73)	6	67	(171)	(104)
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income (loss)	$232	$(124)	$9	$117	$(276)	$(159)

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(230)	$36	$(43)	$—	$(237)
Less: provisions for loan losses	(76)	—	—	—	(76)

Net interest income (loss) after provisions for loan losses	(154)	36	(43)	—	(161)
Contingency fee revenue	—	—	—	—	—
Collections revenue (loss)	(2)	—	—	—	(2)
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	9	(242)	—	—	(233)

Total other income (loss)	7	(242)	—	—	(235)
Restructuring expenses	—	—	—	—	—
Operating expenses	1	—	—	50	51

Total expenses	1	—	—	50	51

Total pre-tax “Core Earnings” adjustments to GAAP	$(148)	$(206)	$(43)	$(50)	(447)

Income tax benefit					(171)
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(276)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14. Segment Reporting (Continued)

	Three Months Ended September 30, 2007
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$729	$—	$—	$729	$(183)	$546
FFELP Consolidation Loans	1,445	—	—	1,445	(300)	1,145
Private Education Loans	753	—	—	753	(360)	393
Other loans	26	—	—	26	—	26
Cash and investments	251	—	6	257	(46)	211

Total interest income	3,204	—	6	3,210	(889)	2,321
Total interest expense	2,534	7	5	2,546	(667)	1,879

Net interest income (loss)	670	(7)	1	664	(222)	442
Less: provisions for loan losses	200	—	—	200	(57)	143

Net interest income (loss) after provisions for loan losses	470	(7)	1	464	(165)	299
Contingency fee revenue	—	76	—	76	—	76
Collections revenue	—	53	—	53	—	53
Guarantor servicing fees	—	—	46	46	—	46
Other income (loss)	46	—	63	109	(486)	(377)

Total other income (loss)	46	129	109	284	(486)	(202)
Restructuring expenses	—	—	—	—	—	—
Operating expenses	164	94	79	337	19	356

Total expenses	164	94	79	337	19	356

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	352	28	31	411	(670)	(259)
Income tax expense (benefit)(1)	130	11	11	152	(67)	85
Minority interest in net earnings of subsidiaries	—	—	—	—	—	—

Net income (loss)	$222	$17	$20	$259	$(603)	$(344)

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(215)	$33	$(40)	$—	$(222)
Less: provisions for loan losses	(57)	—	—	—	(57)

Net interest income (loss) after provisions for loan losses	(158)	33	(40)	—	(165)
Contingency fee revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	1	(487)	—	—	(486)

Total other income (loss)	1	(487)	—	—	(486)
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	19	19

Total expenses	—	—	—	19	19

Total pre-tax “Core Earnings” adjustments to GAAP	$(157)	$(454)	$(40)	$(19)	(670)

Income tax benefit					(67)
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(603)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14. Segment Reporting (Continued)

	Nine Months Ended September 30, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,630	$—	$—	$1,630	$(152)	$1,478
FFELP Consolidation Loans	2,891	—	—	2,891	(454)	2,437
Private Education Loans	2,093	—	—	2,093	(795)	1,298
Other loans	65	—	—	65	—	65
Cash and investments	284	—	18	302	(51)	251

Total interest income	6,963	—	18	6,981	(1,452)	5,529
Total interest expense	5,080	20	15	5,115	(739)	4,376

Net interest income (loss)	1,883	(20)	3	1,866	(713)	1,153
Less: provisions for loan losses	636	—	—	636	(169)	467

Net interest income (loss) after provisions for loan losses	1,247	(20)	3	1,230	(544)	686
Contingency fee revenue	—	259	—	259	—	259
Collections revenue (loss)	—	(85)	—	(85)	(2)	(87)
Guarantor servicing fees	—	—	95	95	—	95
Other income	161	—	147	308	(113)	195

Total other income	161	174	242	577	(115)	462
Restructuring expenses	46	10	22	78	—	78
Operating expenses	460	322	213	995	82	1,077

Total expenses	506	332	235	1,073	82	1,155

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	902	(178)	10	734	(741)	(7)
Income tax expense (benefit)(1)	332	(65)	3	270	(283)	(13)
Minority interest in net earnings of subsidiaries	—	3	—	3	—	3

Net income (loss)	$570	$(116)	$7	$461	$(458)	$3

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(680)	$34	$(67)	$—	$(713)
Less: provisions for loan losses	(169)	—	—	—	(169)

Net interest income (loss) after provisions for loan losses	(511)	34	(67)	—	(544)
Contingency fee revenue	—	—	—	—	—
Collections revenue (loss)	(2)	—	—	—	(2)
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	40	(153)	—	—	(113)

Total other income (loss)	38	(153)	—	—	(115)
Restructuring expenses	—	—	—	—	—
Operating expenses	1	—	—	81	82

Total expenses	1	—	—	81	82

Total pre-tax “Core Earnings” adjustments to GAAP	$(474)	$(119)	$(67)	$(81)	(741)

Income tax benefit					(283)
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(458)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14. Segment Reporting (Continued)

	Nine Months Ended September 30, 2007
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$2,143	$—	$—	$2,143	$(635)	$1,508
FFELP Consolidation Loans	4,167	—	—	4,167	(920)	3,247
Private Education Loans	2,104	—	—	2,104	(1,043)	1,061
Other loans	80	—	—	80	—	80
Cash and investments	595	—	15	610	(143)	467

Total interest income	9,089	—	15	9,104	(2,741)	6,363
Total interest expense	7,125	20	16	7,161	(2,052)	5,109

Net interest income (loss)	1,964	(20)	(1)	1,943	(689)	1,254
Less: provisions for loan losses	644	—	1	645	(204)	441

Net interest income (loss) after provisions for loan losses	1,320	(20)	(2)	1,298	(485)	813
Contingency fee revenue	—	244	—	244	—	244
Collections revenue	—	196	—	196	—	196
Guarantor servicing fees	—	—	115	115	—	115
Other income	150	—	162	312	671	983

Total other income	150	440	277	867	671	1,538
Restructuring expenses	—	—	—	—	—	—
Operating expenses	517	284	251	1,052	59	1,111

Total expenses	517	284	251	1,052	59	1,111

Income before income taxes and minority interest in net earnings of subsidiaries	953	136	24	1,113	127	1,240
Income tax expense(1)	352	51	9	412	87	499
Minority interest in net earnings of subsidiaries	—	2	—	2	—	2

Net income	$601	$83	$15	$699	$40	$739

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(649)	$79	$(119)	$—	$(689)
Less: provisions for loan losses	(204)	—	—	—	(204)

Net interest income (loss) after provisions for loan losses	(445)	79	(119)	—	(485)
Contingency fee revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	694	(23)	—	—	671

Total other income (loss)	694	(23)	—	—	671
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	59	59

Total expenses	—	—	—	59	59

Total pre-tax “Core Earnings” adjustments to GAAP	$249	$56	$(119)	$(59)	127

Income tax benefit					87
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$40

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2008 and for the three and nine months ended
September 30, 2008 and 2007 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.     Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$(148)	$(157)	$(474)	$249
Net impact of derivative accounting(2)	(206)	(454)	(119)	56
Net impact of Floor Income(3)	(43)	(40)	(67)	(119)
Net impact of acquired intangibles(4)	(50)	(19)	(81)	(59)
Net tax effect(5)	171	67	283	(87)

Total “Core Earnings” adjustments to GAAP	$(276)	$(603)	$(458)	$40

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect for the three and nine months ended September 30, 2007 includes the impact of the exclusion of the permanent income tax impact of the equity forward contracts. The Company settled all of its equity forward contracts in January 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2008 and 2007
(Dollars in millions, except per share amounts, unless otherwise noted)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could give rise to our ability to cost-effectively refinance asset-backed financing facilities due February 2009, (collectively, the “2008 Asset-Backed Financing Facilities”), including any potential foreclosure on the student loans under those facilities following their termination; increased financing costs; limited liquidity; any adverse outcomes in any significant litigation to which we are a party; our derivative counterparties terminating their positions with the Company if permitted by their contracts and the Company substantially incurring additional costs to replace any terminated positions; changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and regulations and from the implementation of applicable laws and regulations) which, among other things, may reduce the volume, average term and yields on student loans under the Federal Family Education Loan Program (“FFELP”), may result in loans being originated or refinanced under non-FFELP programs, or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by: the implementation of the Emergency Economic Stabilization Act of 2008, changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed FFELP and Private Education Loan portfolios; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in general economic conditions; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services. All forward-looking statements contained in this quarterly report are qualified by these cautionary statements and are made only as of the date this document is filed. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include premiums, discounts and borrower benefits, related to our loan portfolio, securitization gain on sale and Retained Interest accounting, provisions for loan losses, derivative accounting and the effects of Consolidation Loan activity on estimates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In addition, on January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value within generally accepted accounting principles in the United States of America (“GAAP”), and expands disclosures about fair value measurements. Accordingly, this statement does not change which types of instruments are carried at fair value, but rather establishes the framework for measuring fair value.

On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP will delay the implementation of SFAS No. 157 for the

Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009.

As such, SFAS No. 157 currently applies to our investment portfolio accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” our derivative portfolio and designated hedged assets or liabilities accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and our Residual Interest in off-balance sheet securitization trusts accounted for under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” In general, changes in the fair value of these items will affect the consolidated statement of income and capital. Liquidity is impacted to the extent a decrease in fair value would result in less cash being received upon a sale of an investment. Liquidity is also impacted to the extent that changes in capital and net income affect compliance with principal financial covenants in our unsecured revolving credit facilities. Noncompliance with these covenants also impacts our ability to use our 2008 ABCP Facilities (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes”). Additionally, liquidity is impacted to the extent that changes in the fair value of derivative instruments results in the movement of collateral between the Company and its counterparties. Collateral agreements are bilateral and are based on the derivative fair values used to determine the net exposure between the Company and individual counterparties. For a general description of valuation techniques and models used for the above items, see Note 11, “Fair Value Measurements,” to the consolidated financial statements. For a discussion of the sensitivity of fair value estimates, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

As it relates to Residual Interests, additional discussion of significant unobservable inputs, how they are determined, how they impact realized and unrealized gains and the nature of and sensitivity to material changes in Residual Interest fair values can be found in Note 9, “Student Loan Securitization,” within the Company’s 2007 Annual Report on Form 10-K.

In light of the recent economic turmoil occurring in the U.S. the FASB released FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” on October 10, 2008. This FSP clarified, among other things, that quotes and other market inputs need not be solely used to determine fair value if they do not relate to an active market. The FSP points out that when relevant observable market information is not available, an approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable (such as a discounted cash flow analysis). Regardless of the valuation technique applied, entities must include appropriate risk adjustments that market participants would make, including adjustments for non performance risk (credit risk) and liquidity risk. In determining the fair value of the instruments that fall under SFAS No. 157 the Company has specifically taken into account both credit risk and liquidity risk as of September 30, 2008 as follows:

1.	Investments — The Company’s investments primarily consist of overnight/weekly maturity instruments with high credit quality counterparties. As such, the Company has considered credit and liquidity risk involving these instruments. These assumptions have further been validated by the successful maturity of these investments in the period immediately following September 30, 2008. Additionally, the Company has a $500 million investment in the Reserve Primary Fund which was assessed for impairment as of September 30, 2008. See “LIQUIDITY AND CAPITAL RESOURCES — Counterparty Exposure” for further discussion.

2.	Derivatives — When determining the fair value of derivatives, the Company takes into account the credit risk by assessing the credit ratings of the counterparties and collateral posted. See “LIQUIDITY AND CAPITAL RESOURCES — Counterparty Exposure” for further discussion of specific positions and conclusions on fair value as a result of credit risk. The Company also takes into account changes in liquidity related to derivative positions and the fair value. The Company adjusted the fair value of certain less liquid positions by approximately $260 million to take into account a significant reduction in liquidity as of September 30, 2008, related primarily to basis swaps and Floor Income Contracts indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, we fully collateralize the exposure minimizing the adjustment to the derivative valuations for the Company’s credit risk. While trusts that contain derivatives are not required to post collateral to counterparties, the credit quality and securitized nature of the trusts minimizes any adjustments for credit risk.

3.	Residual Interests — The Company has never sold its Residual Interests and we are unaware of any sales of student loan residual interests. As a result, these instruments have never been considered liquid. This lack of liquidity has always been taken into account when valuing the Residual Interests. The discount rate assumption related to the Private Education Loan Residual Interests has been increased every quarter since the fourth quarter of 2007 to take into account the changes in credit and liquidity risks. The discount rate assumption related to the FFELP Loan Residual Interests has been examined and deemed to accurately reflect the risks associated with these instruments each quarter since the fourth quarter 2007 through the second quarter of 2008. It was subsequently increased in the quarter ending September 30, 2008. The Company uses non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interest. The Company also uses the most current prepayment and default rate assumptions to project the expected cash flows used to value Residual Interests. These assumptions are internally developed and primarily based on analyzing the actual results of loan performance from past periods. See Note 4, “Student Loan Securitization,” to the consolidated financial statements for a discussion of all assumption changes made during the quarter to properly determine the fair value of the Residual Interests.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months				Nine Months
	Ended		Increase		Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2008	2007	$	%	2008	2007	$	%

Net interest income	$475	$442	$33	7%	$1,153	$1,254	$(101)	(8)%
Less: provisions for loan losses	187	143	44	31	467	441	26	6

Net interest income after provisions for loan losses	288	299	(11)	(4)	686	813	(127)	(16)
Gains on student loan securitizations	—	—	—	—	—	367	(367)	(100)
Servicing and securitization revenue	65	29	36	124	174	414	(240)	(58)
Losses on loans and securities, net	(44)	(25)	(19)	(76)	(122)	(67)	(55)	(82)
Gains (losses) on derivative and hedging activities, net	(242)	(487)	245	50	(153)	(23)	(130)	(565)
Contingency fee revenue	89	76	13	17	259	244	15	6
Collections revenue (loss)	(171)	53	(224)	(423)	(87)	196	(283)	(144)
Guarantor servicing fees	37	46	(9)	(20)	95	115	(20)	(17)
Other income	94	106	(12)	(11)	296	292	4	1
Restructuring expenses	11	—	11	100	78	—	78	100
Operating expenses	367	356	11	3	1,077	1,111	(34)	(3)

Pre-tax income (loss)	(262)	(259)	(3)	(1)	(7)	1,240	(1,247)	(101)
Income tax expense (benefit)	(104)	85	(189)	(222)	(13)	499	(512)	(103)
Minority interest in net earnings of subsidiaries	1	—	1	100	3	2	1	50

Net income (loss)	(159)	(344)	185	(54)	3	739	(736)	(100)
Preferred stock dividends	27	9	18	200	84	28	56	200

Net income (loss) attributable to common stock	$(186)	$(353)	$167	(47)%	$(81)	$711	$(792)	(111)%

Basic earnings (loss) per common share	$(.40)	$(.85)	$.45	53%	$(.17)	$1.73	$(1.90)	(110)%

Diluted earnings (loss) per common share	$(.40)	$(.85)	$.45	53%	$(.17)	$1.69	$(1.86)	(110)%

Dividends per common share	$—	$—	$—	—%	$—	$.25	$(.25)	(100)%

Condensed Balance Sheets

			Increase
	September 30,	December 31,	(Decrease)
	2008	2007	$	%

Assets
FFELP Stafford and Other Student Loans, net	$48,925	$35,726	$13,199	37%
FFELP Consolidation Loans, net	72,566	73,609	(1,043)	(1)
Private Education Loans, net	19,837	14,818	5,019	34
Other loans, net	770	1,174	(404)	(34)
Cash and investments	5,014	10,546	(5,532)	(52)
Restricted cash and investments	3,897	4,600	(703)	(15)
Retained Interest in off-balance sheet securitized loans	2,323	3,044	(721)	(24)
Goodwill and acquired intangible assets, net	1,260	1,301	(41)	(3)
Other assets	10,399	10,747	(348)	(3)

Total assets	$164,991	$155,565	$9,426	6%

Liabilities and Stockholders’ Equity
Short-term borrowings	$38,267	$35,947	$2,320	6%
Long-term borrowings	118,070	111,098	6,972	6
Other liabilities	3,298	3,285	13	—

Total liabilities	159,635	150,330	9,305	6

Minority interest in subsidiaries	9	11	(2)	(18)
Stockholders’ equity before treasury stock	7,203	7,055	148	2
Common stock held in treasury	1,856	1,831	25	1

Total stockholders’ equity	5,347	5,224	123	2

Total liabilities and stockholders’ equity	$164,991	$155,565	$9,426	6%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

For the three months ended September 30, 2008, the Company’s net loss was $159 million or $.40 diluted loss per share, compared to a net loss of $344 million, or $.85 diluted loss per share, for the three months ended September 30, 2007. The effective tax rate for those periods was 40 percent and (33) percent, respectively. The movement in the effective tax rate was primarily driven by the permanent tax impact of excluding non-taxable gains and losses on equity forward contracts which were marked to market through earnings under SFAS No. 133 in 2007. The Company settled all of its outstanding equity forward contracts in January 2008. For the three months ended September 30, 2008, the Company’s pre-tax loss was $262 million compared to a pre-tax loss of $259 million in the year-ago quarter. The increase in pre-tax loss of $3 million was primarily due to current-quarter impairment charges of $242 million related to the Company’s purchased paper businesses discussed below (see also “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”), offset by a decrease in net losses on derivative and hedging activities from $487 million in the year-ago quarter to $242 million in the third quarter of 2008, which was primarily a result of the mark-to-market on the equity forwards.

There were no gains on student loan securitizations in either the third quarter of 2008 or the year-ago quarter as the Company did not complete any off-balance sheet securitizations in those periods. The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” on January 1, 2008, and elected the fair value option on all of the Residual Interests effective January 1, 2008. The Company made this election in order to simplify the accounting for Residual Interests by having all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” with changes in fair value recorded through other comprehensive income or under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” with changes in fair value recorded through income. The Company reclassified the related accumulated other comprehensive income of $195 million into retained earnings and as a result equity was not impacted at transition on January 1, 2008. Changes in fair value of Residual Interests on and after January 1, 2008 are recorded through servicing and securitization income. The Company has not elected the fair value option for any other financial instruments at this time. Servicing and securitization revenue increased by $36 million from $29 million in the third quarter of 2007 to $65 million in the third quarter of 2008. This increase was primarily due to a current-quarter $81 million unrealized mark-to-market loss recorded under SFAS No. 159 compared to a year-ago quarter $152 million unrealized mark-to-market loss, which included $90 million of impairment and a $62 million unrealized mark-to- market loss recorded under SFAS No. 155. See “LIQUIDITY AND CAPITAL RESOURCES — Retained Interest in Securitized Receivables” for further discussion of the factors impacting the fair values.

Net interest income after provisions for loan losses decreased by $11 million in the third quarter from the year-ago quarter. This decrease was due to a $44 million increase in provisions for loan losses, offset by a $33 million increase in net interest income. The increase in net interest income was primarily due to an increase in the student loan spread (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”) and a $24 billion increase in the average balance of on-balance sheet student loans, partially offset by an increase in the 2008 Asset-Backed Financing Facilities Fees. The increase in provisions for loan losses relates primarily to increases in delinquencies on both FFELP loans and Private Education Loans (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Activity in the Allowance for Private Education Loan Losses”) primarily as a result of the continued weakening of the U.S. economy.

In the third quarter of 2008, fee and other income and collections revenue totaled $49 million, a $233 million decrease from $282 million in the year-ago quarter. This decrease was primarily the result of $147 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $95 million of impairment related to the Company’s non-mortgage purchased paper subsidiary recorded in the third quarter of 2008 (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

Losses on loans and securities, net, totaled $44 million for the third quarter of 2008, a $19 million increase from $25 million incurred in the year-ago quarter. These losses, which are primarily incurred through the Company’s repurchase of delinquent Private Education Loans from the Company’s off-balance sheet securitization trusts, have increased due to higher levels of delinquencies and charge-offs in the current quarter compared to the year-ago quarter. When Private Education Loans in the Company’s off-balance sheet securitization trusts that settled before September 30, 2005, become 180 days delinquent, the Company has typically exercised its contingent call option to repurchase these loans at par value out of the trusts and records a loss for the difference in the par value paid and the fair market value of the loans at the time of purchase. The Company does not hold the contingent call option for any trusts that settled after September 30, 2005.

The Company is restructuring its business in response to the impact of The College Cost Reduction and Access Act of 2007 (“CCRAA”), and current challenges in the capital markets. As part of the Company’s cost reduction efforts, restructuring expenses of $11 million were recognized in the third quarter of 2008, with no such expenses recognized in the year-ago quarter. Cumulative restructuring expenses from the fourth quarter of 2007 through the third quarter of 2008 totaled $100 million. The majority of these restructuring expenses were severance costs related to the aggregate of the completed and planned elimination of approximately 2,500 positions, or approximately 23 percent of the workforce. The Company estimates an additional $16 million of restructuring expenses associated with its current cost reduction efforts will be incurred in future periods.

Operating expenses were $367 million in the third quarter of 2008 compared to $356 million in the third quarter of 2007. As discussed in “ASSET PERFORMANCE GROUP BUSINESS SEGMENT,” the Company has decided to wind down its purchased paper businesses. This decision resulted in a $36 million impairment of intangible assets in the third quarter of 2008. The offsetting $25 million decrease in operating expenses included a $4 million reduction in Merger-related professional fees, with the remaining $21 million reduction primarily related to the Company’s cost reduction efforts discussed above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, the Company’s net income was $3 million or $.17 diluted loss per share, compared to net income of $739 million, or $1.69 diluted earnings per share, for the nine months ended September 30, 2007. The effective tax rate for those periods was 206 percent and 40 percent, respectively. The movement in the effective tax rate was primarily driven by the impact of permanent tax item differences on lower financial accounting income in the nine months ended September 30, 2008 versus the nine months ended September 30, 2007. Pre-tax income decreased by $1.2 billion versus the year-ago period primarily due to an increase in net losses on derivative and hedging activities from $23 million in the nine months ended September 30, 2007 to $153 million in the nine months ended September 30, 2008, a decrease in servicing and securitization revenue and gains on student loan securitizations, and current-quarter impairment charges of $242 million related to the Company’s purchased paper businesses discussed below (see also “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

There were no gains on student loan securitizations in the nine months ended September 30, 2008 compared to gains of $367 million in the year-ago period. The Company did not complete any off-balance sheet securitizations in the nine months ended September 30, 2008, versus one Private Education Loan securitization in the year-ago period. Servicing and securitization revenue decreased by $240 million from $414 million in the nine months ended 2007 to $174 million in the current period. This decrease was primarily due to a $361 million unrealized mark-to-market loss recorded under SFAS No. 159 in the nine months ended September 30, 2008 compared to a $142 million unrealized mark-to-market loss in the nine months ended September 30, 2007, which included both impairment and an unrealized mark-to-market loss recorded under SFAS No. 155. See “LIQUIDITY AND CAPITAL RESOURCES — Retained Interest in Securitized Receivables” for further discussion of the factors impacting the fair values.

Net interest income after provisions for loan losses decreased by $127 million in the nine months ended September 30, 2008 from the year-ago period. This decrease was due to a $101 million decrease in net interest income and a $26 million increase in provisions for loan losses. The decrease in net interest income was primarily due to a decrease in the student loan spread (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”) and an increase in the 2008 Asset-Backed Facilities Financing Fees.

For the nine months ended September 30, 2008, fee and other income and collections revenue totaled $562 million, a $285 million decrease from $847 million in the year-ago period. This decrease was primarily the result of $147 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $95 million of impairment related to the Company’s non-mortgage purchased paper subsidiary recorded in the third quarter of 2008 (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

Losses on loans and securities, net, totaled $122 million for the nine months ended September 30, 2008, a $55 million increase from $67 million incurred in the year-ago period. These losses, which are primarily incurred through the Company’s repurchase of delinquent Private Education Loans from the Company’s off-balance sheet securitization trusts, have increased due to higher levels of delinquencies and charge-offs in the nine months ended September 30, 2008 compared to the year-ago period. When Private Education Loans in the Company’s off-balance sheet securitization trusts that settled before September 30, 2005, become 180 days delinquent, the Company has typically exercised its contingent call option to repurchase these loans at par value out of the trust and records a loss for the difference in the par value paid and the fair market value of the loans at the time of purchase. The Company does not hold the contingent call option for any trusts settled after September 30, 2005.

Restructuring expenses of $78 million were recognized in the nine months ended September 30, 2008, as previously discussed, with no such expenses recognized in the year-ago period.

Operating expenses totaled $1.1 billion in each of the nine month periods ended September 30, 2008 and September 30, 2007. Excluding non-recurring items related to intangible and other reorganization-related asset impairments recognized in the nine months ended September 30, 2008 and Merger-related professional fees and intangible impairments recognized in the nine months ended September 30, 2007, operating expenses decreased $28 million from the year-ago period, primarily due to the Company’s cost reduction efforts discussed above.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the quarters ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Late fees and forbearance fees	$36	$34	$107	$102
Asset servicing and other transaction fees	28	28	80	78
Loan servicing fees	6	7	19	20
Gains on sales of mortgages and other loan fees	1	2	2	10
Other	23	36	87	82

Total	$94	$107	$295	$292

The decrease in other income for the three months ended September 30, 2008 compared to the year-ago quarter was primarily due to a one-time gain in the third quarter of 2007 related to the disposition of a subsidiary.

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

	Three Months Ended
	September 30, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$612	$—	$—
FFELP Consolidation Loans	995	—	—
Private Education Loans	678	—	—
Other loans	20	—	—
Cash and investments	62	—	7

Total interest income	2,367	—	7
Total interest expense	1,651	6	5

Net interest income (loss)	716	(6)	2
Less: provisions for loan losses	263	—	—

Net interest income (loss) after provisions for loan losses	453	(6)	2
Contingency fee revenue	—	89	—
Collections revenue (loss)	—	(169)	—
Guarantor servicing fees	—	—	37
Other income	55	—	51

Total other income (loss)	55	(80)	88
Restructuring expenses	—	4	7
Operating expenses	142	106	68

Total expenses	142	110	75

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	366	(196)	15
Income tax expense (benefit)(1)	134	(73)	6
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income (loss)	$232	$(124)	$9

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Three Months Ended
	September 30, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$729	$—	$—
FFELP Consolidation Loans	1,445	—	—
Private Education Loans	753	—	—
Other loans	26	—	—
Cash and investments	251	—	6

Total interest income	3,204	—	6
Total interest expense	2,534	7	5

Net interest income (loss)	670	(7)	1
Less: provisions for loan losses	200	—	—

Net interest income (loss) after provisions for loan losses	470	(7)	1
Contingency fee revenue	—	76	—
Collections revenue	—	53	—
Guarantor servicing fees	—	—	46
Other income	46	—	63

Total other income	46	129	109
Restructuring expenses	—	—	—
Operating expenses	164	94	79

Total expenses	164	94	79

Income before income taxes and minority interest in net earnings of subsidiaries	352	28	31
Income tax expense(1)	130	11	11
Minority interest in net earnings of subsidiaries	—	—	—

“Core Earnings” net income	$222	$17	$20

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Nine Months Ended
	September 30, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,630	$—	$—
FFELP Consolidation Loans	2,891	—	—
Private Education Loans	2,093	—	—
Other loans	65	—	—
Cash and investments	284	—	18

Total interest income	6,963	—	18
Total interest expense	5,080	20	15

Net interest income (loss)	1,883	(20)	3
Less: provisions for loan losses	636	—	—

Net interest income (loss) after provisions for loan losses	1,247	(20)	3
Contingency fee revenue	—	259	—
Collections revenue (loss)	—	(85)	—
Guarantor servicing fees	—	—	95
Other income	161	—	147

Total other income	161	174	242
Restructuring expenses	46	10	22
Operating expenses	460	322	213

Total expenses	506	332	235

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	902	(178)	10
Income tax expense (benefit)(1)	332	(65)	3
Minority interest in net earnings of subsidiaries	—	3	—

“Core Earnings” net income (loss)	$570	$(116)	$7

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Nine Months Ended
	September 30, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,143	$—	$—
FFELP Consolidation Loans	4,167	—	—
Private Education Loans	2,104	—	—
Other loans	80	—	—
Cash and investments	595	—	15

Total interest income	9,089	—	15
Total interest expense	7,125	20	16

Net interest income (loss)	1,964	(20)	(1)
Less: provisions for loan losses	644	—	1

Net interest income (loss) after provisions for loan losses	1,320	(20)	(2)
Contingency fee revenue	—	244	—
Collections revenue	—	196	—
Guarantor servicing fees	—	—	115
Other income	150	—	162

Total other income	150	440	277
Restructuring expenses	—	—	—
Operating expenses	517	284	251

Total expenses	517	284	251

Income before income taxes and minority interest in net earnings of subsidiaries	953	136	24
Income tax expense(1)	352	51	9
Minority interest in net earnings of subsidiaries	—	2	—

“Core Earnings” net income	$601	$83	$15

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

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

As previously discussed, on January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” The fair value adjustments of the items impacted by SFAS No. 157 and SFAS No. 159 under GAAP are not included in “Core Earnings” net income and therefore the adoption of SFAS No. 157 and SFAS No. 159 did not impact the “Core Earnings” presentation for the three or nine months ended September 30, 2008.

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

	Three Months Ended September 30,
	2008			2007
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(148)	$—	$—	$(157)	$—	$—
Net impact of derivative accounting	(206)	—	—	4	—	(458)
Net impact of Floor Income	(43)	—	—	(40)	—	—
Amortization of acquired intangibles	(41)	(7)	(2)	(5)	(5)	(9)

Total “Core Earnings” adjustments to GAAP	$(438)	$(7)	$(2)	$(198)	$(5)	$(467)

	Nine Months Ended September 30,
	2008			2007
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(474)	$—	$—	$249	$—	$—
Net impact of derivative accounting	(119)	—	—	130	—	(74)
Net impact of Floor Income	(67)	—	—	(119)	—	—
Amortization of acquired intangibles	(51)	(17)	(13)	(23)	(14)	(22)

Total “Core Earnings” adjustments to GAAP	$(711)	$(17)	$(13)	$237	$(14)	$(96)

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

The following table summarizes the securitization adjustments in our Lending operating segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(245)	$(215)	$(694)	$(649)
Provisions for loan losses	76	57	169	204

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(169)	(158)	(525)	(445)
Intercompany transactions with off-balance sheet trusts	(44)	(28)	(123)	(87)

Net interest income on securitized loans, after provisions for loan losses	(213)	(186)	(648)	(532)
Gains on student loan securitizations	—	—	—	367
Servicing and securitization revenue	65	29	174	414

Total “Core Earnings” securitization adjustments(1)	$(148)	$(157)	$(474)	$249

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

“Intercompany transactions with off-balance sheet trusts” in the above table relate primarily to losses incurred through the repurchase of delinquent loans from our off-balance sheet securitization trusts. When Private Education Loans in our securitization trusts settling before September 30, 2005, become 180 days delinquent, we have typically exercised our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. We do not hold the contingent call option for any trusts settled after September 30, 2005.

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

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three and nine months ended September 30, 2008 and 2007 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(242)	$(487)	$(153)	$(23)
Less: Realized losses on derivative and hedging activities, net(1)	41	33	39	79

Unrealized gains (losses) on derivative and hedging activities, net(1)	(201)	(454)	(114)	56
Other pre-SFAS No. 133 accounting adjustments	(5)	—	(5)	—

Total net impact of SFAS No. 133 derivative accounting(2)	$(206)	$(454)	$(119)	$56

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the three and nine months ended September 30, 2008 and 2007.

			Nine Months
			Ended
	Three Months Ended September 30,		September 30,
	2008	2007	2008	2007

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(75)	$(14)	$(390)	$(31)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	22	(19)	339	(48)
Foreign exchange derivatives gains/(losses) reclassified to other income	12	—	8	—
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	4	—

Total reclassifications of realized (gains) losses on derivative and hedging activities	(41)	(33)	(39)	(79)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(201)	(454)	(114)	56

Gains (losses) on derivative and hedging activities, net	$(242)	$(487)	$(153)	$(23)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months
	Ended		Nine Months
	September 30,		Ended September 30,
	2008	2007	2008	2007

Floor Income Contracts	$(33)	$(149)	$241	$(63)
Equity forward contracts	—	(458)	—	(74)
Basis swaps	(210)	132	(499)	154
Other	42	21	144	39

Total unrealized gains (losses) on derivative and hedging activities, net	$(201)	$(454)	$(114)	$56

Unrealized gains and losses on Floor Income Contracts are primarily caused by changes in interest rates. In general, an increase in interest rates results in an unrealized gain and vice versa. Unrealized gains and losses on equity forward contracts fluctuate with changes in the Company’s stock price. Unrealized gains and losses on basis swaps result from changes in the spread between indices and on changes in the forward interest rate curves that impact basis swaps hedging repricing risk between quarterly reset debt and daily reset assets.

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$1	$—	$60	$—
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(44)	(40)	(127)	(119)

Total “Core Earnings” Floor Income adjustments(1)	$(43)	$(40)	$(67)	$(119)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

4) Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. These amounts totaled $50 million and $19 million, respectively, for the three months ended September 30, 2008 and 2007, and $81 million and $59 million, respectively, for the nine months ended September 30, 2008 and 2007. As discussed in “ASSET PERFORMANCE GROUP BUSINESS SEGMENT,” we decided to wind down our purchased paper businesses. This decision resulted in $36 million of impairment of intangible assets in the quarter ended September 30, 2008, which is the primary reason the third quarter expense is greater than previous periods.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans and Private Education Loans, which are not federally guaranteed. Typically a Private Education Loan is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP Stafford loans. While FFELP loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both FFELP and Private Education Loans.

As a result of the significant changes brought about by the legislative changes in the CCRAA, along with the impact of the credit environment, the student loan marketplace is undergoing significant change. As a result of these changes, over 160 lenders announced their withdrawal from the federal student loan marketplace. In addition, substantially all other lenders have altered their student loan offerings including the elimination of certain borrower benefits and the elimination of premiums paid on secondary market loan purchases. Finally, many FFELP lenders, excluding the Company, have made other significant changes which will dramatically reduce the loan volume they will originate this academic year. These conditions have also led a number of schools to switch to the FDLP.

As a result of CCRAA, it is no longer economical to purchase loans at historical premiums from our preferred channel clients. Therefore, some clients decided to continue to sell loans to us at significantly lower premiums, some became third-party serviced clients, and others decided to exit the business. Given current market conditions, we expect that the loan volume impacted by lender decisions to exit the business will be (1) originated through our internal brands; (2) absorbed by other lenders or (3) transferred to the FDLP.

Congress passed the Ensuring Continued Access to Student Loans Act of 2008 (the “Act”) which extended incentives to lenders to continue FFELP lending for the next academic year. See “LIQUIDITY AND CAPITAL RESOURCES — ED’s Loan Purchase Commitment and Loan Participation and Purchase Programs,” for a discussion of the ED programs pursuant to this Act. These programs allowed the Company to continue lending FFELP loans during this current funding and credit environment.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months		Increase	Nine Months		Increase
	Ended		(Decrease)	Ended		(Decrease)
	September 30,		2008 vs.	September 30,		2008 vs.
	2008	2007	2007	2008	2007	2007

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$612	$729	(16)%	$1,630	$2,143	(24)%
FFELP Consolidation Loans	995	1,445	(31)	2,891	4,167	(31)
Private Education Loans	678	753	(10)	2,093	2,104	(1)
Other loans	20	26	(23)	65	80	(19)
Cash and investments	62	251	(75)	284	595	(52)

Total “Core Earnings” interest income	2,367	3,204	(26)	6,963	9,089	(23)
Total “Core Earnings” interest expense	1,651	2,534	(35)	5,080	7,125	(29)

Net “Core Earnings” interest income	716	670	7	1,883	1,964	(4)
Less: provisions for loan losses	263	200	32	636	644	(1)

Net “Core Earnings” interest income after provisions for loan losses	453	470	(4)	1,247	1,320	(6)
Other income	55	46	20	161	150	7
Restructuring expenses	—	—	—	46	—	100
Operating expenses	142	164	(13)	460	517	(11)

Total expenses	142	164	(13)	506	517	(2)

Income before income taxes and minority interest in net earnings of subsidiaries	366	352	4	902	953	(5)
Income tax expense	134	130	3	332	352	(6)

“Core Earnings” net income	$232	$222	5%	$570	$601	(5)%

Net Interest Income

Changes in net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and nine months ended September 30, 2008 and 2007. This table reflects the net interest margin for all on-balance sheet assets. It is included in the Lending business segment discussion because this segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$45,804	4.48%	$32,576	6.64%	$41,954	4.71%	$30,106	6.70%
FFELP Consolidation Loans	72,926	4.53	69,289	6.56	73,410	4.43	66,590	6.52
Private Education Loans	19,876	8.92	12,706	12.26	18,551	9.35	11,664	12.16
Other loans	859	9.21	1,192	8.65	1,023	8.43	1,272	8.46
Cash and investments	7,964	2.85	14,625	5.73	9,762	3.44	10,861	5.75

Total interest-earning assets	147,429	5.04%	130,388	7.06%	144,700	5.10%	120,493	7.06%

Non-interest-earning assets	10,035		9,928		9,991		9,612

Total assets	$157,464		$140,316		$154,691		$130,105

Average Liabilities and Stockholders’ Equity
ED Participation Program facility	$960	3.38%	$—	—%	$322	3.38%	$—	—%
Bank deposits	703	3.83	165	5.27	616	4.13	171	5.30
Other short-term borrowings	32,387	5.00	20,887	6.06	34,231	4.87	9,723	6.18

Total short-term borrowings	34,050	4.93	21,052	6.06	35,169	4.85	9,894	6.16
Long-term borrowings	114,046	3.39	109,887	5.63	110,368	3.75	111,082	5.60

Total interest-bearing liabilities	148,096	3.75%	130,939	5.70%	145,537	4.02%	120,976	5.65%

Non-interest-bearing liabilities	3,821		4,315		3,726		4,301
Stockholders’ equity	5,547		5,062		5,428		4,828

Total liabilities and stockholders’ equity	$157,464		$140,316		$154,691		$130,105

Net interest margin		1.28%		1.34%		1.06%		1.39%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007
Interest income	$(452)	$(844)	$392
Interest expense	(485)	(737)	252

Net interest income	$33	$(107)	$140

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007
Interest income	$(834)	$(2,330)	$1,496
Interest expense	(733)	(1,874)	1,141

Net interest income	$(101)	$(456)	$355

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Student loan spread(1)(2)	1.71%	1.53%	1.41%	1.54%
Other asset spread(1)(3)	.06	—	.12	.04

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	1.61	1.34	1.32	1.39
Less: 2008 Asset-Backed Financing Facilities fees	(.33)	—	(.25)	—

Net interest margin	1.28%	1.34%	1.06%	1.39%

(1)	Before certain commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes” for a further discussion).

(2)	Composition of student loan spread:

Student loan yield, before Floor Income	5.57%	8.08%	5.74%	8.08%
Gross Floor Income	.16	.04	.31	.03
Consolidation Loan Rebate Fees	(.54)	(.62)	(.57)	(.64)
Repayment Borrower Benefits	(.12)	(.11)	(.12)	(.12)
Premium and discount amortization	.07	(.17)	(.16)	(.18)

Student loan net yield	5.14	7.22	5.20	7.17
Student loan cost of funds	(3.43)	(5.69)	(3.79)	(5.63)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.71%	1.53%	1.41%	1.54%

(3) Comprised of investments, cash and other loans.

Student Loan Spread — On-Balance Sheet

The student loan spread is impacted by changes in its various components, as reflected in footnote (2) to the “Net Interest Margin — On-Balance Sheet” table above. Gross Floor Income is impacted by interest rates and the percentage of the FFELP portfolio eligible to earn Floor Income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally impacted by the terms of the Repayment Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally impacted by the prices previously paid for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also impacted by prepayment behavior of the underlying loans.

The student loan spread, before 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2008 increased 18 basis points from the year-ago quarter. The increase from the year-ago quarter was primarily due to a decrease in premium amortization (see “‘Core Earnings’ Basis Student Loan Spread” below for a further discussion of premium amortization impact) and an increase in Gross Floor Income which was partially offset by an increase to our cost of funds. The cost of funds for on-balance sheet student loans excludes the impact of basis swaps that are intended to economically hedge the re-pricing and basis mismatch between our funding and student loan asset indices, but do not receive hedge accounting treatment under SFAS No. 133. We extensively use basis swaps to manage our basis risk associated with our interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges, and as a result, are required to be accounted for in the “gains (losses) on derivatives and hedging activities, net” line on the income statement, as opposed to being accounted for in interest expense. As a result, these basis swaps are not considered in the calculation of the cost of funds in the table above and therefore, in times of volatile movements of interest rates like those experienced in 2008, the student loan spread can significantly change. See “‘Core Earnings’ Net Interest Margin” in the following table, which reflects these basis swaps in interest expense and demonstrates the economic hedge effectiveness of these basis swaps.

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The other asset spread for the third quarter of 2008 increased 6 basis points from the year-ago quarter. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment under SFAS No. 133 and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below.

Net Interest Margin — On-Balance Sheet

Net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2008 increased 27 basis points from the year-ago quarter. The increase in the student loan portfolio as a percentage of the overall interest-earning asset portfolio resulted in an increase to net interest margin of 5 basis points due to the student loan portfolio earning a higher spread than the other asset portfolio. An additional 22 basis point increase relates primarily to the previous discussions of changes in the on-balance sheet student loan and other asset spreads.

The 2008 Asset-Backed Financing Facilities closed on February 29, 2008. Amortization of the upfront commitment and liquidity fees began on that date.

“Core Earnings” Net Interest Margin

The following table analyzes the earnings from our portfolio of Managed interest-earning assets on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment”). The ‘‘‘Core Earnings’ Net Interest Margin” presentation and certain components used in the calculation differ from the “Net Interest Margin — On-Balance Sheet” presentation. The “Core Earnings” presentation, when compared to our on-balance sheet presentation, is different in that it:

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

“Core Earnings” basis student loan spread(1):
FFELP loan spread	1.13%	.93%	.87%	.99%
Private Education Loan spread(2)	5.20	5.39	5.22	5.30

Total “Core Earnings” basis student loan spread(3)	1.90	1.69	1.68	1.71
“Core Earnings” basis other asset spread(1)(4)	(.12)	(.02)	(.19)	.03

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.78	1.50	1.54	1.55
Less: 2008 Asset-Backed Financing Facilities fees	(.26)	—	(.20)	—

“Core Earnings” net interest margin	1.52%	1.50%	1.35%	1.55%

(1)	Before certain commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes” for a further discussion).

(2)	Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provision for loan losses	2.76%	3.25%	3.02%	2.31%
(3)	Composition of “Core Earnings” basis student loan spread:
	“Core Earnings” basis student loan yield	5.72%	8.28%	5.94%	8.27
	Consolidation Loan Rebate Fees	(.52)	(.57)	(.54)	(.57)
	Repayment Borrower Benefits	(.11)	(.10)	(.11)	(.11)
	Premium and discount amortization	.09	(.17)	(.15)	(.17)

	“Core Earnings” basis student loan net yield	5.18	7.44	5.14	7.42
	“Core Earnings” basis student loan cost of funds	(3.28)	(5.75)	(3.46)	(5.71)

	“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.90%	1.69%	1.68%	1.71%

(4)	Comprised of investments, cash and other loans.

“Core Earnings” Basis Student Loan Spread

The “Core Earnings” basis student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2008 increased 21 basis points from the year-ago quarter. The increase in the “Core Earnings” basis student loan spread from the year-ago quarter was primarily due to a decrease in premium amortization of 26 basis points. The decrease in premium amortization was primarily due to the Company’s current-quarter reduction to its prepayment speed assumptions used to amortize premiums on FFELP Stafford and Consolidation loans, as a result of a significant decrease in prepayment activity experienced in the third quarter of 2008. This decrease in prepayment activity, which the Company expects will continue into the foreseeable future, was primarily due to a reduction in third-party consolidation activity as a result of the CCRAA and the current U.S. economic and credit environment. Decreasing the prepayment speeds has the effect of lengthening the assumed lives of these loans and resulted in a one-time, cumulative catch-up adjustment to reverse prior premium expense. Offsetting this increase to student loan spread, the “Core Earnings” basis student loan spread was negatively impacted by an increase in the Company’s cost of funds from an increase in the credit spread on the Company’s debt during the last year due to the current credit environment.

The “Core Earnings” basis FFELP loan spread for the nine months ended September 30, 2008 declined from the year-ago period primarily as a result of the increase in the cost of funds previously discussed, as well as the mix of the FFELP portfolio shifting towards loans originated subsequent to October 1, 2007 which have lower yields as a result of the CCRAA. The significant increase in the “Core Earnings” basis FFELP loan spread in the third quarter of 2008 compared to the year-ago quarter was also due to the one-time premium amortization adjustment discussed above. The “Core Earnings” basis Private Education Loan spread before provision for loan losses declined from the year-ago periods primarily as a result of the increase in the cost of funds discussed previously. The changes in the “Core Earnings” basis Private Education Loan spread after provision for loan losses for all periods presented was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below (see “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses”).

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for the third quarter of 2008 decreased 10 basis points from the year-ago quarter. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. Changes in this spread are also a result of the increase in our cost of funds as previously discussed.

“Core Earnings” Net Interest Margin

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2008 increased 28 basis points from the year-ago quarter. The increase in the Managed student loan portfolio as a percentage of the overall Managed interest-earning asset portfolio resulted in an increase to “Core Earnings” net interest margin of 9 basis points due to the Managed student loan portfolio earning a higher spread than the Managed other interest-earning asset portfolio. An additional 19 basis point increase relates primarily to the previous discussions of changes in the “Core Earnings” basis student loan and other asset spreads.

The 2008 Asset-Backed Financing Facilities closed on February 29, 2008. Amortization of the upfront commitment and liquidity fees began on that date.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Managed Student Loan Balances, net

	September 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$17,997	$—	$17,997	$8,116	$26,113
Grace and repayment	29,863	71,305	101,168	13,248	114,416

Total on-balance sheet, gross	47,860	71,305	119,165	21,364	140,529
On-balance sheet unamortized premium/(discount)	1,140	1,309	2,449	(514)	1,935
On-balance sheet allowance for losses	(75)	(48)	(123)	(1,013)	(1,136)

Total on-balance sheet, net	48,925	72,566	121,491	19,837	141,328

Off-balance sheet:
In-school	558	—	558	1,811	2,369
Grace and repayment	7,042	15,252	22,294	11,837	34,131

Total off-balance sheet, gross	7,600	15,252	22,852	13,648	36,500
Off-balance sheet unamortized premium/(discount)	103	473	576	(349)	227
Off-balance sheet allowance for losses	(20)	(9)	(29)	(336)	(365)

Total off-balance sheet, net	7,683	15,716	23,399	12,963	36,362

Total Managed	$56,608	$88,282	$144,890	$32,800	$177,690

% of on-balance sheet FFELP	40%	60%	100%
% of Managed FFELP	39%	61%	100%
% of total	32%	50%	82%	18%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	December 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$14,390	$—	$14,390	$6,735	$21,125
Grace and repayment	20,469	72,306	92,775	9,437	102,212

Total on-balance sheet, gross	34,859	72,306	107,165	16,172	123,337
On-balance sheet unamortized premium/(discount)	915	1,344	2,259	(468)	1,791
On-balance sheet allowance for losses	(48)	(41)	(89)	(886)	(975)

Total on-balance sheet, net	35,726	73,609	109,335	14,818	124,153

Off-balance sheet:
In-school	1,004	—	1,004	3,117	4,121
Grace and repayment	8,334	15,968	24,302	11,082	35,384

Total off-balance sheet, gross	9,338	15,968	25,306	14,199	39,505
Off-balance sheet unamortized premium/(discount)	154	482	636	(355)	281
Off-balance sheet allowance for losses	(20)	(9)	(29)	(334)	(363)

Total off-balance sheet, net	9,472	16,441	25,913	13,510	39,423

Total Managed	$45,198	$90,050	$135,248	$28,328	$163,576

% of on-balance sheet FFELP	33%	67%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Average Balances (net of unamortized premium/discount)

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

	Three Months Ended September 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$45,804	$72,926	$118,730	$19,876	$138,606
Off-balance sheet	7,848	15,794	23,642	13,222	36,864

Total Managed	$53,652	$88,720	$142,372	$33,098	$175,470

% of on-balance sheet FFELP	39%	61%	100%
% of Managed FFELP	38%	62%	100%
% of total	31%	50%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Three Months Ended September 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$32,576	$69,289	$101,865	$12,706	$114,571
Off-balance sheet	10,667	16,881	27,548	13,978	41,526

Total Managed	$43,243	$86,170	$129,413	$26,684	$156,097

% of on-balance sheet FFELP	32%	68%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Nine Months Ended September 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$41,954	$73,410	$115,364	$18,551	$133,915
Off-balance sheet	8,612	16,084	24,696	13,368	38,064

Total Managed	$50,566	$89,494	$140,060	$31,919	$171,979

% of on-balance sheet FFELP	36%	64%	100%
% of Managed FFELP	36%	64%	100%
% of total	29%	52%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Nine Months Ended September 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$30,106	$66,590	$96,696	$11,664	$108,360
Off-balance sheet	12,134	17,415	29,549	13,646	43,195

Total Managed	$42,240	$84,005	$126,245	$25,310	$151,555

% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after September 30, 2008 and 2007, based on interest rates as of those dates.

	September 30, 2008			September 30, 2007
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$102.1	$16.1	$118.2	$84.4	$17.8	$102.2
Off-balance sheet student loans	15.2	7.6	22.8	16.2	9.9	26.1

Managed student loans eligible to earn Floor Income	117.3	23.7	141.0	100.6	27.7	128.3
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(60.9)	(1.4)	(62.3)	(42.3)	(1.5)	(43.8)
Less: economically hedged Floor Income Contracts	(25.7)	—	(25.7)	(16.1)	(2.4)	(18.5)

Net Managed student loans eligible to earn Floor Income	$30.7	$22.3	$53.0	$42.2	$23.8	$66.0

Net Managed student loans earning Floor Income as of September 30	$.2	$3.4	$3.6	$16.7	$4.3	$21.0

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which Fixed-Rate Floor Income has already been economically hedged through Floor Income Contracts for the period July 1, 2008 to September 30, 2013. These loans are both on-balance sheet and off-balance sheet, and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	October 1, 2008 to
(Dollars in billions)	December 31, 2008	2009	2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$26	$21	$19	$16	$16	$4

Private Education Loan Losses

On-Balance Sheet versus Managed Basis Presentation

All Private Education Loans are initially acquired on-balance sheet. The securitization of Private Education Loans to date has been accounted for off-balance sheet under SFAS No. 140. For our Managed Basis presentation in the table below, when loans are securitized, we reduce the on-balance sheet allowance for loan losses for amounts previously provided and then increase the allowance for loan losses for these loans off-balance sheet, with the total of both on-balance sheet and off-balance sheet being the Managed Basis allowance for loan losses.

When Private Education Loans in our securitized trusts settling before September 30, 2005, become 180 days delinquent, we have typically exercised our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. We account for these loans in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Revenue is recognized over the anticipated remaining life of the loan based upon the amount and timing of anticipated cash flows. In October 2008, as a result of the current funding environment, we have decided we will not exercise this contingent call option for the foreseeable future. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged-off at day 212. We do not hold the contingent call option for any trusts settled after September 30, 2005.

When measured as a percentage of ending loans in repayment, the off-balance sheet allowance for loan losses is lower than the on-balance sheet percentage because of the different mix of loans on-balance sheet and off-balance sheet.

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends as of September 30, 2008 and 2007. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	September 30,		September 30,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$11,263		$7,966
Loans in forbearance(2)	1,085		701
Loans in repayment and percentage of each status:
Loans current	7,902	87.6%	5,186	88.0%
Loans delinquent 31-60 days(3)	393	4.4	275	4.7
Loans delinquent 61-90 days(3)	249	2.8	156	2.6
Loans delinquent greater than 90 days(3)	472	5.2	279	4.7

Total Private Education Loans in repayment	9,016	100%	5,896	100%

Total Private Education Loans, gross	21,364		14,563
Private Education Loan unamortized discount	(514)		(433)

Total Private Education Loans	20,850		14,130
Private Education Loan allowance for losses	(1,013)		(454)

Private Education Loans, net	$19,837		$13,676

Percentage of Private Education Loans in repayment		42.2%		40.5%

Delinquencies as a percentage of Private Education Loans in repayment		12.4%		12.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		10.7%		10.6%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	September 30, 2008		September 30, 2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,259		$6,126
Loans in forbearance(2)	1,159		1,251
Loans in repayment and percentage of each status:
Loans current	7,733	93.9%	6,524	94.5%
Loans delinquent 31-60 days(3)	217	2.6	192	2.8
Loans delinquent 61-90 days(3)	103	1.3	71	1.0
Loans delinquent greater than 90 days(3)	177	2.2	116	1.7

Total Private Education Loans in repayment	8,230	100%	6,903	100%

Total Private Education Loans, gross	13,648		14,280
Private Education Loan unamortized discount	(349)		(338)

Total Private Education Loans	13,299		13,942
Private Education Loan allowance for losses	(336)		(199)

Private Education Loans, net	$12,963		$13,743

Percentage of Private Education Loans in repayment		60.3%		48.3%

Delinquencies as a percentage of Private Education Loans in repayment		6.1%		5.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		12.4%		15.3%

	Managed Basis Private Education
	Loan Delinquencies
	September 30, 2008		September 30, 2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$15,522		$14,092
Loans in forbearance(2)	2,244		1,952
Loans in repayment and percentage of each status:
Loans current	15,635	90.6%	11,710	91.5%
Loans delinquent 31-60 days(3)	610	3.6	467	3.6
Loans delinquent 61-90 days(3)	352	2.0	227	1.8
Loans delinquent greater than 90 days(3)	649	3.8	395	3.1

Total Private Education Loans in repayment	17,246	100%	12,799	100%

Total Private Education Loans, gross	35,012		28,843
Private Education Loan unamortized discount	(863)		(771)

Total Private Education Loans	34,149		28,072
Private Education Loan allowance for losses	(1,349)		(653)

Private Education Loans, net	$32,800		$27,419

Percentage of Private Education Loans in repayment		49.3%		44.4%

Delinquencies as a percentage of Private Education Loans in repayment		9.4%		8.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		11.5%		13.2%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Activity in the Allowance for Private Education Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred losses, net of recoveries, in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the three and nine months ended September 30, 2008 and 2007.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008	2007

Allowance at beginning of period	$970	$428	$319	$183	$1,289	$611
Provision for Private Education Loan losses	136	100	66	44	202	144
Charge-offs	(110)	(82)	(53)	(28)	(163)	(110)
Recoveries	9	8	2	—	11	8

Net charge-offs	(101)	(74)	(51)	(28)	(152)	(102)
Reclassification of interest reserve(1)	8	—	2	—	10	—

Allowance at end of period	$1,013	$454	$336	$199	$1,349	$653

Net charge-offs as a percentage of average loans in repayment (annualized)	4.64%	5.12%	2.48%	1.60%	3.60%	3.16%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.08%	4.61%	2.13%	1.38%	3.13%	2.78%
Allowance as a percentage of the ending total loan balance	4.74%	3.21%	2.47%	1.43%	3.85%	2.33%
Allowance as a percentage of ending loans in repayment	11.23%	7.70%	4.09%	2.88%	7.82%	5.10%
Average coverage of net charge-offs (annualized)	2.51	1.56	1.68	1.74	2.23	1.61
Ending total loans, gross	$21,364	$14,563	$13,648	$14,280	$35,012	$28,843
Average loans in repayment	$8,703	$5,696	$8,103	$7,124	$16,806	$12,820
Ending loans in repayment	$9,016	$5,896	$8,230	$6,903	$17,246	$12,799

(1)	Represents the additional allowance related to the amount of uncollectible interest within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest reserve was reversed in interest income and then included in the provision within the allowance for loan losses. For the three months ended September 30, 2007, this amount was $5 million and $7 million on an On-Balance Sheet Basis and a Managed Basis, respectively. This change in presentation results in no impact to net income.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007	2008	2007

Allowance at beginning of period	$886	$308	$334	$86	$1,220	$394
Provision for Private Education Loan losses	374	380	152	186	526	566
Charge-offs	(299)	(251)	(160)	(79)	(459)	(330)
Recoveries	27	23	6	—	33	23

Net charge-offs	(272)	(228)	(154)	(79)	(426)	(307)
Reclassification of interest reserve(1)	25	—	4	—	29	—

Balance before securitization of Private Education Loans	1,013	460	336	193	1,349	653
Reduction for securitization of Private Education Loans	—	(6)	—	6	—	—

Allowance at end of period	$1,013	$454	$336	$199	$1,349	$653

Net charge-offs as a percentage of average loans in repayment (annualized)	4.58%	5.69%	2.63%	1.53%	3.61%	3.36%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	3.97%	5.18%	2.22%	1.33%	3.09%	2.98%
Allowance as a percentage of the ending total loan balance	4.74%	3.21%	2.47%	1.43%	3.85%	2.33%
Allowance as a percentage of ending loans in repayment	11.23%	7.70%	4.09%	2.88%	7.82%	5.10%
Average coverage of net charge-offs (annualized)	2.79	1.49	1.64	1.89	2.37	1.59
Ending total loans, gross	$21,364	$14,563	$13,648	$14,280	$35,012	$28,843
Average loans in repayment	$7,933	$5,373	$7,794	$6,848	$15,727	$12,221
Ending loans in repayment	$9,016	$5,896	$8,230	$6,903	$17,246	$12,799

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan loss when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest provision was reversed in interest income and then provided for through provision within the allowance for loan loss. For the nine months ended September 30, 2007, this amount was $13 million and $16 million on an On-Balance Sheet Basis and a Managed Basis, respectively. This change in presentation results in no impact to net income.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at September 30, 2008, December 31, 2007 and September 30, 2007.

	September 30, 2008			December 31, 2007			September 30, 2007
		Non-			Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans, gross	$30,060	$4,952	$35,012	$25,791	$4,580	$30,371	$24,475	$4,368	$28,843
Ending loans in repayment	14,605	2,641	17,246	12,711	2,155	14,866	10,784	2,015	12,799
Private Education Loan allowance for losses	563	786	1,349	438	782	1,220	329	324	653
Net charge-offs as a percentage of average loans in repayment(1)	2.0%	12.9%	3.6%	1.5%	11.9%	3.1%	1.6%	11.7%	3.2%
Allowance as a percentage of total ending loan balance	1.9%	15.9%	3.9%	1.7%	17.1%	4.0%	1.3%	7.4%	2.3%
Allowance as a percentage of ending loans in repayment	3.9%	29.8%	7.8%	3.5%	36.3%	8.2%	3.1%	16.1%	5.1%
Average coverage of net charge-offs(1)	2.0	2.4	2.2	2.6	3.3	3.0	1.9	1.4	1.6
Delinquencies as a percentage of Private Education Loans in repayment	6.3%	26.3%	9.4%	5.2%	26.3%	8.3%	5.4%	25.2%	8.5%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	2.3%	11.9%	3.8%	1.7%	11.1%	3.1%	1.8%	10.2%	3.1%
Loans in forbearance as a percentage of loans in repayment and forbearance	11.0%	14.4%	11.5%	12.8%	19.4%	13.9%	12.6%	16.4%	13.2%

(1)	Annualized for the three months ended September 30, 2008 and 2007; full year actuals for the year ended December 31, 2007.

Due to the seasoning of the Managed Private Education Loan portfolio, shifts in its mix, and certain economic and operational factors, the Company expected and has seen charge-off rates increase from the historically low levels experienced prior to 2007. Although charge-off rates have increased, the overall increase for the nine months ended September 30, 2008 was less than originally expected. In the fourth quarter of 2007, the Company recorded provision expense of $667 million related to the Managed Private Education Loan portfolio. This significant increase in provision expense compared to prior and current quarters primarily relates to the non-traditional portion of the Company’s Private Education Loan portfolio, which the Company had been expanding over the past few years. The Company terminated these non-traditional loan programs because the performance of these loans was found to be materially different from original expectations and from the Company’s Private Education Loan programs. The non-traditional portfolio is particularly impacted by the weakening U.S. economy and an underlying borrower’s ability to repay. As a result, the Company recorded additional provision in the fourth quarter of 2007, and this is the primary reason that the allowance as a percentage of the ending total loan balance and as a percentage of ending loans in repayment is significantly higher at September 30, 2008 versus September 30, 2007.

Managed provision expense increased from $144 million in the third quarter of 2007 to $202 million in the third quarter of 2008. This is a result of an increase in delinquencies between quarters, which is primarily a result of the continued weakening of the U.S. economy as well as the seasonal nature of student loans. Managed delinquencies as a percentage of Private Education Loans in repayment increased 0.9 percent from 8.5 percent as of September 30, 2007 to 9.4 percent as of September 30, 2008. Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased 1.7 percent from 13.2 percent as of September 30, 2007 to 11.5 percent at September 30, 2008.

Forbearance continues to be a positive collection tool for Private Education Loans as we believe it can provide borrowers with sufficient time to obtain employment and income to support their obligations. We continue to refine our forbearance practices to ensure that the tool is used effectively. We recently implemented a risk-based eligibility model to assess the potential effectiveness and benefit of forbearance for individual borrowers. This process was implemented to mitigate the overall risk of the portfolio as well as to encourage cash resolution of delinquent loans. These changes have reduced the percentage of loans in forbearance as noted above. As reflected in the table below, our experience has consistently shown that three years after being in forbearance status for the first time, over 75 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and approximately eight percent have charged off. Loans in forbearance are reserved commensurate with the default expectation of this specific loan status.

	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	ending month in	36 months after	entering repayment for
	forbearance for the	entering repayment	loans never entering
	first time	(all loans)	forbearance

In-school/grace/deferment	8.6%	7.9%	2.5%
Current	59.4	60.9	66.6
Delinquent 31-60 days	3.1	1.9	.6
Delinquent 61-90 days	1.6	.9	.2
Delinquent greater than 90 days	2.7	1.7	.5
Forbearance	8.1	5.3	—
Charged-off	8.4	6.0	5.6
Paid	8.1	15.4	24.0

Total	100%	100%	100%

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

The tables below show the composition and status of the Managed Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance decreases the longer the loans have been in active repayment status. At September 30, 2008, loans in forbearance as a percentage of loans in repayment and forbearance are 15.0 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 2.4 percent for loans that have been in active repayment status for more than 48 months. Approximately 93 percent of our Managed Private Education Loans in forbearance have been in active repayment status less than 25 months. These borrowers are essentially extending their grace period as they transition to the workforce.

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in an active repayment status (months for which a scheduled monthly payment was due).

	Monthly Scheduled Payments Due			Not Yet in
September 30, 2008	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$15,522	$15,522
Loans in forbearance	2,078	117	49	—	2,244
Loans in repayment — current	10,421	3,308	1,906	—	15,635
Loans in repayment — delinquent 31-60 days	499	71	40	—	610
Loans in repayment — delinquent 61-90 days	302	33	17	—	352
Loans in repayment — delinquent greater than 90 days	544	68	37	—	649

Total	$13,844	$3,597	$2,049	$15,522	35,012

Unamortized discount					(863)
Allowance for loan losses					(1,349)

Total Managed Private Education Loans, net					$32,800

Loans in forbearance as a percentage of loans in repayment and forbearance	15.0%	3.3%	2.4%	—%	11.5%

	Monthly Scheduled Payments Due			Not Yet in
September 30, 2007	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$14,092	$14,092
Loans in forbearance	1,821	93	38	—	1,952
Loans in repayment — current	7,807	2,454	1,449	—	11,710
Loans in repayment — delinquent 31-60 days	376	58	33	—	467
Loans in repayment — delinquent 61-90 days	191	23	13	—	227
Loans in repayment — delinquent greater than 90 days	318	47	30	—	395

Total	$10,513	$2,675	$1,563	$14,092	28,843

Unamortized discount					(771)
Allowance for loan losses					(653)

Total Managed Private Education Loans, net					$27,419

Loans in forbearance as a percentage of loans in repayment and forbearance	17.3%	3.5%	2.4%	—%	13.2%

The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 6 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	September 30, 2008		September 30, 2007
	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total

Up to 12 months	$1,520	67%	$1,373	70%
13 to 24 months	598	27	473	24
More than 24 months	126	6	106	6

Total	$2,244	100%	$1,952	100%

FFELP Loan Losses

Activity in the Allowance for FFELP Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses, in the portfolio of FFELP loans.

The following table summarizes changes in the allowance for FFELP loan losses for the three and nine months ended September 30, 2008 and 2007.

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008	2007

Allowance at beginning of period	$98	$24	$25	$11	$123	$35
Provision for FFELP loan losses	40	38	10	13	50	51
Net charge-offs	(16)	(4)	(5)	(3)	(21)	(7)
Student loan sales and securitization activity	1	—	(1)	—	—	—

Allowance at end of period	$123	$58	$29	$21	$152	$79

Net charge-offs as a percentage of average loans in repayment (annualized)	.09%	.03%	.14%	.06%	.10%	.04%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	.02%	.11%	.05%	.09%	.03%
Allowance as a percentage of the ending total loan balance	.10%	.06%	.12%	.08%	.11%	.06%
Allowance as a percentage of ending loans in repayment	.18%	.09%	.18%	.12%	.18%	.10%
Average coverage of net charge-offs (annualized)	1.94	3.40	1.33	1.87	1.79	2.78
Ending total loans, gross	$119,165	$103,350	$22,852	$26,227	$142,017	$129,577
Average loans in repayment	$66,859	$60,517	$15,687	$17,985	$82,546	$78,502
Ending loans in repayment	$67,074	$61,894	$15,504	$17,554	$82,578	$79,448

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007	2008	2007

Allowance at beginning of period	$89	$21	$29	$13	$118	$34
Provision for FFELP loan losses	76	49	18	20	94	69
Net charge-offs	(43)	(13)	(17)	(11)	(60)	(24)
Student loan sales and securitization activity	1	1	(1)	(1)	—	—

Allowance at end of period	$123	$58	$29	$21	$152	$79

Net charge-offs as a percentage of average loans in repayment (annualized)	.09%	.03%	.14%	.08%	.10%	.04%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	.03%	.12%	.06%	.08%	.04%
Allowance as a percentage of the ending total loan balance	.10%	.06%	.12%	.08%	.11%	.06%
Allowance as a percentage of ending loans in repayment	.18%	.09%	.18%	.12%	.18%	.10%
Average coverage of net charge-offs (annualized)	2.16	3.34	1.22	1.47	1.89	2.48
Ending total loans, gross	$119,165	$103,350	$22,852	$26,227	$142,017	$129,577
Average loans in repayment	$65,692	$57,817	$16,325	$19,082	$82,017	$76,899
Ending loans in repayment	$67,074	$61,894	$15,504	$17,554	$82,578	$79,448

FFELP Delinquencies and Forbearance

The tables below present our FFELP loan delinquency trends as of September 30, 2008 and 2007. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	September 30, 2008		September 30, 2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$40,055		$31,541
Loans in forbearance(2)	12,036		9,915
Loans in repayment and percentage of each status:
Loans current	56,874	84.8%	52,303	84.5%
Loans delinquent 31-60 days(3)	3,707	5.5	3,074	5.0
Loans delinquent 61-90 days(3)	1,683	2.5	1,548	2.5
Loans delinquent greater than 90 days(3)	4,810	7.2	4,969	8.0

Total FFELP loans in repayment	67,074	100%	61,894	100%

Total FFELP loans, gross	119,165		103,350
FFELP loan unamortized premium	2,449		2,187

Total FFELP loans	121,614		105,537
FFELP loan allowance for losses	(123)		(58)

FFELP loans, net	$121,491		$105,479

Percentage of FFELP loans in repayment		56.3%		59.9%

Delinquencies as a percentage of FFELP loans in repayment		15.2%		15.5%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.2%		13.8%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	September 30, 2008		September 30, 2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,480		$5,752
Loans in forbearance(2)	2,868		2,921
Loans in repayment and percentage of each status:
Loans current	12,743	82.2%	13,644	77.7%
Loans delinquent 31-60 days(3)	893	5.8	1,003	5.7
Loans delinquent 61-90 days(3)	422	2.7	562	3.2
Loans delinquent greater than 90 days(3)	1,446	9.3	2,345	13.4

Total FFELP loans in repayment	15,504	100%	17,554	100%

Total FFELP loans, gross	22,852		26,227
FFELP loan unamortized premium	576		655

Total FFELP loans	23,428		26,882
FFELP loan allowance for losses	(29)		(21)

FFELP loans, net	$23,399		$26,861

Percentage of FFELP loans in repayment		67.9%		66.9%

Delinquencies as a percentage of FFELP loans in repayment		17.8%		22.3%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.6%		14.3%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis FFELP
	Loan Delinquencies
	September 30,		September 30,
	2008		2007
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$44,535		$37,293
Loans in forbearance(2)	14,904		12,836
Loans in repayment and percentage of each status:
Loans current	69,617	84.3%	65,947	83.0%
Loans delinquent 31-60 days(3)	4,600	5.6	4,077	5.1
Loans delinquent 61-90 days(3)	2,105	2.5	2,110	2.7
Loans delinquent greater than 90 days(3)	6,256	7.6	7,314	9.2

Total FFELP loans in repayment	82,578	100%	79,448	100%

Total FFELP loans, gross	142,017		129,577
FFELP loan unamortized premium	3,025		2,842

Total FFELP loans	145,042		132,419
FFELP loan allowance for losses	(152)		(79)

FFELP loans, net	$144,890		$132,340

Percentage of FFELP loans in repayment		58.2%		61.3%

Delinquencies as a percentage of FFELP loans in repayment		15.7%		17.0%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.3%		13.9%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Total Provisions for Loan Losses

The following tables summarize the total provisions for loan losses on both an on-balance sheet basis and a Managed Basis for the three and nine months ended September 30, 2008 and 2007.

Total on-balance sheet loan provisions

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Private Education Loans	$136	$100	$374	$380
FFELP Loans	40	38	76	49
Mortgage and consumer loans	11	5	17	12

Total on-balance sheet provisions for loan losses	$187	$143	$467	$441

Total Managed Basis loan provisions

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Private Education Loans	$202	$144	$526	$566
FFELP Loans	50	51	94	69
Mortgage and consumer loans	11	5	17	9

Total Managed Basis provisions for loan losses	$263	$200	$637	$644

Provision expense for Private Education Loans was previously discussed above (see “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses”).

The FFELP loan provision for the third quarter of 2008 includes cumulative adjustments of $15 million and $20 million for on-balance sheet and Managed FFELP Risk Sharing, respectively, as a result of an increase in our expectation of future charge-offs arising from the continued weakening of the U.S. economy as evidenced by a recent rise in FFELP loan delinquencies. These adjustments align our reserves with our future default expectation and are not indicative of a recurring rate of provisioning in future quarters.

The FFELP loan provision for the third quarter of 2007 included $30 million and $44 million for on-balance sheet and Managed FFELP loans, respectively, related to the repeal of the Exceptional Performer program (and resulting increase to the Company’s Risk Sharing percentage) pursuant to the CCRAA.

Total Loan Net Charge-offs

The following tables summarize the total loan net charge-offs on both an on-balance sheet basis and a Managed Basis for the three and nine months ended September 30, 2008 and 2007.

Total on-balance sheet loan net charge-offs

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Private Education Loans	$101	$74	$272	$228
FFELP Loans	16	4	43	13
Mortgage and consumer loans	4	3	11	7

Total on-balance sheet loan net charge-offs	$121	$81	$326	$248

Total Managed loan net charge-offs

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Private Education Loans	$152	$102	$426	$307
FFELP Loans	21	7	60	24
Mortgage and consumer loans	4	3	11	7

Total Managed loan net charge-offs	$177	$112	$497	$338

The increase in net charge-offs on FFELP loans for the quarter ended September 30, 2008 versus September 30, 2007, was primarily the result of legislative changes occurring in 2007, which lowered the federal guaranty on claims filed to either 97 percent or 98 percent (depending on date of disbursement). See

“Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses,” above, for a discussion of net charge-offs related to our Private Education Loans.

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate

Student loan premiums paid:
Internal lending brands	$6,562	.85%	$5,468	1.38%	$14,829	1.30%	$12,364	1.41%
Lender partners	1,776	1.82	2,373	2.69	5,947	2.73	8,132	2.86

Total	8,338	1.06	7,841	1.78	20,776	1.71	20,496	1.98
Other purchases(1)	235	.59	1,062	4.77	834	1.30	6,252	5.24

Subtotal base purchases	8,573	1.05	8,903	2.13	21,610	1.69	26,748	2.75
Consolidation originations	3	.67	821	2.54	610	1.98	2,008	2.58

Total	$8,576	1.05%	$9,724	2.17%	$22,220	1.69%	$28,756	2.73%

(1)	Primarily includes spot purchases (including Wholesale Consolidation Loans for the three and nine months ended September 30, 2007), other commitment clients, and subsidiary acquisitions.

Premiums paid as a percentage of principal balance for both internal lending brands and lender partner volume are impacted by Front-End Borrower Benefits where we pay the origination fee and/or federal guaranty fee on behalf of borrowers. Historically, this offered benefit had the impact of increasing the effective premium rate on the loan volume over time as this benefit was offered to a larger segment of our loan originations. In April 2008, the Company suspended participation in the federal consolidation loan program and discontinued subsidizing on behalf of borrowers the federally mandated Stafford loan origination fee for loans guaranteed after May 2, 2008. As a result, we expect and have seen our premiums begin to decline on this volume starting in the quarter ended September 30, 2008. Declines in lender partner premiums will lag those of internal lending brands since acquisitions of lender partner volume in the quarter generally relate to loans originated in prior periods when the Front-End Borrower Benefits were still being offered.

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

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$6,187	$2,151	$8,338
Other commitment clients	193	—	193
Spot purchases	42	—	42
Consolidations from third parties	—	3	3
Consolidations and clean-up calls of off-balance sheet securitized loans	591	11	602
Capitalized interest, premiums and discounts	618	187	805

Total on-balance sheet student loan acquisitions	7,631	2,352	9,983
Consolidations and clean-up calls of off-balance sheet securitized loans	(591)	(11)	(602)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	128	123	251

Total Managed student loan acquisitions	$7,168	$2,464	$9,632

	Three Months Ended
	September 30, 2007
	FFELP	Private	Total

Internal lending brands and Lender Partners	$5,080	$2,761	$7,841
Wholesale Consolidations	950	—	950
Other commitment clients	29	53	82
Spot purchases	30	—	30
Consolidations from third parties	755	66	821
Consolidations and clean-up calls of off-balance sheet securitized loans	796	140	936
Capitalized interest, premiums and discounts	536	76	612

Total on-balance sheet student loan acquisitions	8,176	3,096	11,272
Consolidations and clean-up calls of off-balance sheet securitized loans	(796)	(140)	(936)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	115	118	233

Total Managed student loan acquisitions	$7,495	$3,074	$10,569

	Nine Months Ended
	September 30, 2008

	FFELP	Private	Total

Internal lending brands and Lender Partners	$15,209	$5,567	$20,776
Other commitment clients	637	—	637
Spot purchases	197	—	197
Consolidations from third parties	461	149	610
Consolidations and clean-up calls of off-balance sheet securitized loans	711	256	967
Capitalized interest, premiums and discounts	1,748	570	2,318

Total on-balance sheet student loan acquisitions	18,963	6,542	25,505
Consolidations and clean-up calls of off-balance sheet securitized loans	(711)	(256)	(967)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	347	477	824

Total Managed student loan acquisitions	$18,599	$6,763	$25,362

	Nine Months Ended
	September 30, 2007
	FFELP	Private	Total

Internal lending brands and Lender Partners	$14,193	$6,303	$20,496
Wholesale Consolidations	4,937	—	4,937
Other commitment clients	223	57	280
Spot purchases	1,035	—	1,035
Consolidations from third parties	1,834	174	2,008
Consolidations and clean-up calls of off-balance sheet securitized loans	3,541	441	3,982
Capitalized interest, premiums and discounts	1,692	227	1,919

Total on-balance sheet student loan acquisitions	27,455	7,202	34,657
Consolidations and clean-up calls of off-balance sheet securitized loans	(3,541)	(441)	(3,982)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	396	416	812

Total Managed student loan acquisitions	$24,310	$7,177	$31,487

Lending Assets

The following table includes on-balance sheet asset information for our Lending business segment.

	September 30,	December 31,
	2008	2007

FFELP Stafford and Other Student Loans, net	$48,925	$35,726
FFELP Consolidation Loans, net	72,566	73,609
Private Education Loans, net	19,837	14,818
Other loans, net	770	1,174
Investments(1)	8,706	14,870
Retained Interest in off-balance sheet securitized loans	2,323	3,044
Other(2)	9,041	8,953

Total assets	$162,168	$152,194

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Loan Originations

The Company originates loans under its own brand names, which we refer to as internal brands, and also through lender partners under forward contracts to purchase loans at contractual prices. In the past, we referred to these combined channels as preferred channel originations. As discussed at the beginning of this “LENDING BUSINESS SEGMENT,” legislative changes and credit market conditions have resulted in other FFELP lenders reducing their participation in the FFELP program.

As a result of the impacts described above, our FFELP internal brand originations in the quarter were up sharply, increasing 51 percent from the year-ago quarter to $4.8 billion. Our FFELP lender partner originations declined 75 percent from the year-ago quarter. A number of these lender partners, including some of our largest originators representing approximately 50 percent of the decline in lender partner originations from the year-ago quarter, have converted to third-party servicing arrangements in which we service loans on behalf of these parties.

Consistent with our announcement in the first quarter that we were tightening our private credit lending standards and ceasing non-traditional lending, Private Education Loan originations declined 24 percent from the year-ago quarter to $2.1 billion in the current quarter.

At September 30, 2008, the Company was committed to purchase $3.6 billion of loans originated by our lender partners ($2.9 billion of FFELP loans and $0.7 billion of Private Education Loans). Approximately $1.9 billion of these FFELP loans were originated prior to CCRAA. Approximately $0.5 billion of these FFELP loans are eligible for ED’s Purchase and Participation Programs (see “LIQUIDITY AND CAPITAL RESOURCES — ED’s Loan Purchase Commitment and Loan Participation and Purchase Programs”).

The following tables further break down our loan originations by type of loan and source.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loan Originations — Internal lending brands
Stafford	$4,002	$2,487	$8,511	$5,668
PLUS	502	501	1,175	1,180
GradPLUS	319	213	626	388

Total FFELP	4,823	3,201	10,312	7,236
Private Education Loans	1,934	2,560	5,012	5,769

Total	$6,757	$5,761	$15,324	$13,005

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Loan Originations — Lender partners
Stafford	$655	$2,490	$3,275	$6,035
PLUS	45	319	335	764
GradPLUS	11	49	59	91

Total FFELP	711	2,858	3,669	6,890
Private Education Loans	183	233	473	562

Total	$894	$3,091	$4,142	$7,452

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP loan portfolios.

	On-Balance Sheet
	Three Months Ended September 30, 2008
				Total
	FFELP	FFELP		Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$43,147	$73,171	$116,318	$17,971	$134,289
Net consolidations:
Incremental consolidations from third parties	—	—	—	3	3
Consolidations to third parties	(178)	(148)	(326)	(9)	(335)

Net consolidations	(178)	(148)	(326)	(6)	(332)
Acquisitions	6,641	398	7,039	2,338	9,377

Net acquisitions	6,463	250	6,713	2,332	9,045

Internal consolidations(2)	—	—	—	3	3
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(685)	(855)	(1,540)	(469)	(2,009)

Ending balance	$48,925	$72,566	$121,491	$19,837	$141,328

	Off-Balance Sheet
	Three Months Ended September 30, 2008
				Total
	FFELP	FFELP		Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$8,475	$16,042	$24,517	$13,098	$37,615
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(108)	(34)	(142)	(8)	(150)

Net consolidations	(108)	(34)	(142)	(8)	(150)
Acquisitions	61	68	129	123	252

Net acquisitions	(47)	34	(13)	115	102

Internal consolidations(2)	—	—	—	(3)	(3)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(745)	(360)	(1,105)	(247)	(1,352)

Ending balance	$7,683	$15,716	$23,399	$12,963	$36,362

	Managed Portfolio
	Three Months Ended September 30, 2008
				Total
	FFELP	FFELP		Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$51,622	$89,213	$140,835	$31,069	$171,904
Net consolidations:
Incremental consolidations from third parties	—	—	—	3	3
Consolidations to third parties	(286)	(182)	(468)	(17)	(485)

Net consolidations	(286)	(182)	(468)	(14)	(482)
Acquisitions	6,702	466	7,168	2,461	9,629

Net acquisitions	6,416	284	6,700	2,447	9,147

Internal consolidations(2)	—	—	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,430)	(1,215)	(2,645)	(716)	(3,361)

Ending balance(3)	$56,608	$88,282	$144,890	$32,800	$177,690

Total Managed Acquisitions(4)	$6,702	$466	$7,168	$2,464	$9,632

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of September 30, 2008, the ending balance includes $10.6 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$31,503	$68,109	$99,612	$11,014	$110,626
Net consolidations:
Incremental consolidations from third parties	—	755	755	66	821
Consolidations to third parties	(663)	(228)	(891)	(12)	(903)

Net consolidations	(663)	527	(136)	54	(82)
Acquisitions	5,344	1,281	6,625	2,889	9,514

Net acquisitions	4,681	1,808	6,489	2,943	9,432

Internal consolidations(2)	(1,647)	2,293	646	130	776
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(429)	(839)	(1,268)	(411)	(1,679)

Ending balance	$34,108	$71,371	$105,479	$13,676	$119,155

	Off-Balance Sheet
	Three Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$11,362	$17,167	$28,529	$14,048	$42,577
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(211)	(54)	(265)	(29)	(294)

Net consolidations	(211)	(54)	(265)	(29)	(294)
Acquisitions	63	52	115	119	234

Net acquisitions	(148)	(2)	(150)	90	(60)

Internal consolidations(2)	(461)	(185)	(646)	(130)	(776)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(591)	(281)	(872)	(265)	(1,137)

Ending balance	$10,162	$16,699	$26,861	$13,743	$40,604

	Managed Portfolio
	Three Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$42,865	$85,276	$128,141	$25,062	$153,203
Net consolidations:
Incremental consolidations from third parties	—	755	755	66	821
Consolidations to third parties	(874)	(282)	(1,156)	(41)	(1,197)

Net consolidations	(874)	473	(401)	25	(376)
Acquisitions	5,407	1,333	6,740	3,008	9,748

Net acquisitions	4,533	1,806	6,339	3,033	9,372

Internal consolidations(2)	(2,108)	2,108	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,020)	(1,120)	(2,140)	(676)	(2,816)

Ending balance	$44,270	$88,070	$132,340	$27,419	$159,759

Total Managed Acquisitions(3)	$5,407	$2,088	$7,495	$3,074	$10,569

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Nine Months Ended September 30, 2008
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$35,726	$73,609	$109,335	$14,818	$124,153
Net consolidations:
Incremental consolidations from third parties	—	461	461	149	610
Consolidations to third parties	(519)	(270)	(789)	(34)	(823)

Net consolidations	(519)	191	(328)	115	(213)
Acquisitions	16,702	1,088	17,790	6,137	23,927

Net acquisitions	16,183	1,279	17,462	6,252	23,714

Internal consolidations(2)	(409)	529	120	228	348
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(2,575)	(2,851)	(5,426)	(1,461)	(6,887)

Ending balance	$48,925	$72,566	$121,491	$19,837	$141,328

	Off-Balance Sheet
	Nine Months Ended September 30, 2008
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,472	$16,441	$25,913	$13,510	$39,423
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(190)	(57)	(247)	(51)	(298)

Net consolidations	(190)	(57)	(247)	(51)	(298)
Acquisitions	183	165	348	477	825

Net acquisitions	(7)	108	101	426	527

Internal consolidations(2)	(84)	(36)	(120)	(228)	(348)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,698)	(797)	(2,495)	(745)	(3,240)

Ending balance	$7,683	$15,716	$23,399	$12,963	$36,362

	Managed Portfolio
	Nine Months Ended September 30, 2008
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$45,198	$90,050	$135,248	$28,328	$163,576
Net consolidations:
Incremental consolidations from third parties	—	461	461	149	610
Consolidations to third parties	(709)	(327)	(1,036)	(85)	(1,121)

Net consolidations	(709)	134	(575)	64	(511)
Acquisitions	16,885	1,253	18,138	6,614	24,752

Net acquisitions	16,176	1,387	17,563	6,678	24,241

Internal consolidations(2)	(493)	493	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(4,273)	(3,648)	(7,921)	(2,206)	(10,127)

Ending balance(3)	$56,608	$88,282	$144,890	$32,800	$177,690

Total Managed Acquisitions(4)	$16,885	$1,714	$18,599	$6,763	$25,362

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of September 30, 2008, the ending balance includes $10.6 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Nine Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$24,841	$61,324	$86,165	$9,755	$95,920
Net consolidations:
Incremental consolidations from third parties	—	1,834	1,834	174	2,008
Consolidations to third parties	(1,943)	(673)	(2,616)	(29)	(2,645)

Net consolidations	(1,943)	1,161	(782)	145	(637)
Acquisitions	16,103	5,977	22,080	6,586	28,666

Net acquisitions	14,160	7,138	21,298	6,731	28,029

Internal consolidations(2)	(3,788)	5,803	2,015	399	2,414
Off-balance sheet securitizations	—	—	—	(1,871)	(1,871)
Repayments/claims/resales/other	(1,105)	(2,894)	(3,999)	(1,338)	(5,337)

Ending balance	$34,108	$71,371	$105,479	$13,676	$119,155

	Off-Balance Sheet
	Nine Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$15,028	$18,311	$33,339	$12,833	$46,172
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(831)	(181)	(1,012)	(65)	(1,077)

Net consolidations	(831)	(181)	(1,012)	(65)	(1,077)
Acquisitions	237	159	396	417	813

Net acquisitions	(594)	(22)	(616)	352	(264)

Internal consolidations(2)	(1,332)	(683)	(2,015)	(399)	(2,414)
Off-balance sheet securitizations	—	—	—	1,871	1,871
Repayments/claims/resales/other	(2,940)	(907)	(3,847)	(914)	(4,761)

Ending balance	$10,162	$16,699	$26,861	$13,743	$40,604

	Managed Portfolio
	Nine Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$39,869	$79,635	$119,504	$22,588	$142,092
Net consolidations:
Incremental consolidations from third parties	—	1,834	1,834	174	2,008
Consolidations to third parties	(2,774)	(854)	(3,628)	(94)	(3,722)

Net consolidations	(2,774)	980	(1,794)	80	(1,714)
Acquisitions	16,340	6,136	22,476	7,003	29,479

Net acquisitions	13,566	7,116	20,682	7,083	27,765

Internal consolidations(2)	(5,120)	5,120	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(4,045)	(3,801)	(7,846)	(2,252)	(10,098)

Ending balance	$44,270	$88,070	$132,340	$27,419	$159,759

Total Managed Acquisitions(3)	$16,340	$7,970	$24,310	$7,177	$31,487

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Late fees and forbearance fees	$36	$34	$107	$101
Gains on sales of mortgages and other loan fees	1	2	3	10
Gains on sales of student loans	—	2	1	21
Other	18	8	50	18

Total other income, net	$55	$46	$161	$150

The Company periodically sells student loans. The timing and amount of loan sales impact the amount of recognized gains on sales of student loans.

The increase in “other” for the three and nine months ended September 30, 2008 compared to the prior periods reported above was primarily due to gains recognized on the Company’s repurchase of a portion of its unsecured debt with short-term maturities during the second and third quarter of 2008.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales and originations	$57	$84	$195	$264
Servicing	59	56	181	167
Corporate overhead	26	24	84	86

Total operating expenses	$142	$164	$460	$517

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. For the three months ended September 30, 2008 and 2007, operating expenses for the Lending business segment totaled $142 million and $164 million, respectively, and for the nine months ended September 30, 2008 and 2007, excluding $4 million in other reorganization-related asset impairments recognized in the second quarter of 2008, totaled $456 million and $517 million, respectively. The decrease in operating expenses in the third quarter of 2008 versus the year-ago quarter was primarily due to lower origination and servicing expenses related to the impact of cost reduction initiatives, and to the suspension of certain student loan programs. In addition, the decrease in operating expenses in the third quarter of 2008 versus the year-ago quarter was due to lower consumer and mortgage loan expenses.

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

	Quarter Ended September 30, 2008
	Purchased
	Paper-	Purchased
	Non-	Paper-	Contingency
	Mortgage	Mortgage	& Other	Total APG

Contingency fee income	$2	$—	$87	$89
Collections revenue (loss)	(39)	(130)	—	(169)

Total income (loss)	(37)	(130)	87	(80)
Restructuring expenses	4	—	—	4
Operating expenses	52	9	45	106

Total expenses	56	9	45	110
Net interest expense	3	1	2	6

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	(96)	(140)	40	(196)
Income tax expense (benefit)	(36)	(51)	14	(73)

Income (loss) before minority interest in net earnings of subsidiaries	(60)	(89)	26	(123)
Minority interest in net earnings of subsidiaries	1	—	—	1

“Core Earnings” net income (loss)	$(61)	$(89)	$26	$(124)

	Quarter Ended September 30, 2007
	Purchased
	Paper-	Purchased
	Non-	Paper-	Contingency
	Mortgage	Mortgage	& Other	Total APG

Contingency fee income	$2	$—	$74	$76
Collections revenue	43	10	—	53

Total income	45	10	74	129
Restructuring expenses	—	—	—	—
Operating expenses	42	6	46	94

Total expenses	42	6	46	94
Net interest expense	3	2	2	7

Income before income taxes and minority interest in net earnings of subsidiaries	—	2	26	28
Income tax expense	—	1	10	11

Income before minority interest in net earnings of subsidiaries	—	1	16	17
Minority interest in net earnings of subsidiaries	—	—	—	—

“Core Earnings” net income	$—	$1	$16	$17

	Nine Months Ended September 30, 2008
	Purchased
	Paper-	Purchased
	Non-	Paper-	Contingency
	Mortgage	Mortgage	& Other	Total APG

Contingency fee income	$9	$—	$250	$259
Collections revenue (loss)	70	(155)	—	(85)

Total income (loss)	79	(155)	250	174
Restructuring expenses	5	—	5	10
Operating expenses	156	28	138	322

Total expenses	161	28	143	332
Net interest expense	10	4	6	20

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	(92)	(187)	101	(178)
Income tax expense (benefit)	(33)	(69)	37	(65)

Income (loss) before minority interest in net earnings of subsidiaries	(59)	(118)	64	(113)
Minority interest in net earnings of subsidiaries	3	—	—	3

“Core Earnings” net income (loss)	$(62)	$(118)	$64	$(116)

	Nine Months Ended September 30, 2007
	Purchased
	Paper-	Purchased
	Non-	Paper -	Contingency
	Mortgage	Mortgage	& Other	Total APG

Contingency fee income	$6	$—	$238	$244
Collections revenue	158	38	—	196

Total income	164	38	238	440
Restructuring expenses	—	—	—	—
Operating expenses	120	19	145	284

Total expenses	120	19	145	284
Net interest expense	10	3	7	20

Income before income taxes and minority interest in net earnings of subsidiaries	34	16	86	136
Income tax expense	13	6	32	51

Income before minority interest in net earnings of subsidiaries	21	10	54	85
Minority interest in net earnings of subsidiaries	2	—	—	2

“Core Earnings” net income	$19	$10	$54	$83

The Company has concluded that its APG purchased paper businesses no longer produce a strategic fit. The Company plans to close the sale of its international Purchased Paper — Non-Mortgage business in the fourth quarter of 2008; based on the expected sales price, the Company recorded a $56 million loss on this business in third quarter of 2008.

The Company explored selling the domestic side of its Purchased Paper — Non-Mortgage business and its Purchased Paper — Mortgage/Properties business, but concluded that in the current economic environment, it is more economical to wind down these businesses rather than to sell them at this time. The Company will continue to consider opportunities to sell these businesses at acceptable prices in the future.

The Company’s Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company is committed to buy purchased paper from October 2008 through April 2009 at a purchase price of approximately $150 million. The Company will not buy any additional purchased paper in excess of these obligations. Due to the continued weakening of the U.S. economy, the Company lowered its assumed collection rates it expects to achieve related to this portfolio. This assumption change resulted in impairments of $39 million in the third quarter of 2008 compared to $16 million in the first half of 2008 and $16 million in the nine months ended September 30, 2007.

The Company’s Purchased Paper — Mortgage/Properties business will not purchase any new mortgage/property assets and will workout and liquidate its portfolio as quickly and economically as possible. In the third quarter, real estate values continued to decline as a result of the weakening U.S. economy, which resulted in the Company’s impairment of $147 million in the third quarter of 2008 compared to $66 million in the first half of 2008 and $3 million for the nine months ended September 30, 2007.

Revenue from United Student Aid Funds, Inc. (“USA Funds”) represented 54 percent and 29 percent, respectively, of total APG revenue, before the purchased paper impairments discussed above, for the three months ended September 30, 2008 and 2007.

At September 30, 2008 and December 31, 2007, the APG business segment had total assets of $2.1 billion and $2.6 billion, respectively.

Purchased Paper — Non-Mortgage

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Face value of purchases for the period	$1,496	$1,741	$4,375	$3,881
Purchase price for the period	116	134	384	358
Purchase price as a percentage of face value purchased	7.8%	7.7%	8.8%	9.2%
Gross Cash Collections (“GCC”)	$166	$118	$497	$357
Collections revenue (loss)	(39)	43	70	158
Collections revenue (loss) as a percentage of GCC	(23)%	36%	14%	44%
Carrying value of purchased paper	$544	$448	$544	$448

The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of face value purchased will vary from quarter to quarter. The decrease in collections revenue as a percentage of gross cash collections (“GCC”) in the quarter ended September 30, 2008 compared to the year-ago quarter is primarily due to the impairment recognized in the third quarter of 2008.

Purchased Paper — Mortgage/Properties

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Face value of purchases for the period	$—	$102	$39	$827
Collections revenue (loss)	(130)	10	(155)	38
Collateral value of purchases	—	85	29	775
Purchase price for the period	—	57	19	581
Purchase price as a percentage of collateral fair value	—%	67%	66%	75%
Carrying value of purchased paper	$798	$937	$798	$937
Carrying value of purchased paper as a percentage of collateral fair value	69%	77%	69%	77%

The purchase price for sub-performing and non-performing mortgage loans is generally determined as a percentage of the underlying collateral’s fair value, but we also consider a number of factors in pricing mortgage loan portfolios to attain a targeted yield. Therefore, the purchase price as a percentage of collateral fair value can fluctuate depending on the mix of sub-performing versus non-performing mortgages in the portfolio, the projected timeline to resolution of loans in the portfolio and the level of private mortgage insurance associated with particular assets. The carrying value of purchased paper (the basis we carry on our balance sheet) as a percentage of collateral fair value has decreased in the third quarter of 2008 as a result of the significant impairment recognized this quarter.

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our APG business segment.

	September 30,	December 31,
	2008	2007

Contingency:
Student loans	$9,482	$8,195
Other	1,714	1,509

Total	$11,196	$9,704

Operating Expenses — APG Business Segment

For the quarters ended September 30, 2008 and 2007, operating expenses for the APG business segment totaled $106 million and $94 million, respectively. The increase in operating expense from the year-ago quarter is primarily due to higher collection costs.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

			% Increase			% Increase
	Three Months		(Decrease)	Nine Months		(Decrease)
	Ended September 30,		2008 vs.	Ended September 30,		2008 vs.
	2008	2007	2007	2008	2007	2007

Net interest income (loss) after provisions for loan losses	$2	$1	100%	$3	$(2)	250%
Guarantor servicing fees	37	46	(20)	95	115	(17)
Loan servicing fees	6	6	—	17	17	—
Upromise	28	28	—	80	78	3
Other	17	29	(41)	50	67	(25)

Total fee and other income	88	109	(19)	242	277	(13)
Restructuring expenses	7	—	100	22	—	100
Operating expenses	68	79	(14)	213	251	(15)

Total expenses	75	79	(5)	235	251	(6)

Income before income taxes	15	31	(52)	10	24	(58)
Income tax expense	6	11	(45)	3	9	(67)

“Core Earnings” net income	$9	$20	(55)%	$7	$15	(53)%

The decrease in guarantor servicing fees for the third quarter of 2008 versus the year-ago quarter was primarily due to a decrease in the account maintenance fees earned in the current quarter due to legislative changes effective October 1, 2007 as a result of CCRAA.

USA Funds, the nation’s largest guarantee agency, accounted for 81 percent and 83 percent of guarantor servicing fees for the quarters ended September 30, 2008 and 2007, respectively, and 12 percent and 16 percent, respectively, of revenues associated with other products and services for the quarters ended September 30, 2008 and 2007.

At September 30, 2008 and December 31, 2007, the Corporate and Other business segment had total assets of $728 million and $780 million, respectively.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment for the three and nine months ended September 30, 2008 and 2007.

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2008	2007	2008	2007

Operating expenses	$26	$27	$69	$84
Upromise	22	24	70	66
General and administrative expenses	20	28	74	101

Total operating expenses	$68	$79	$213	$251

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties, perform guarantor servicing on behalf of guarantor agencies, operate our Upromise subsidiary, as well as information technology expenses related to these functions. Operating expenses also include unallocated corporate overhead expenses for centralized headquarters functions. The decrease in operating expenses for the third quarter of 2008 versus the year-ago quarter reported above was primarily due to the Company’s cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of business acquisitions and our APG purchased paper businesses, which are discussed separately, our APG contingency collections and Corporate and Other business segments are not capital intensive businesses and as such, a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “LIQUIDITY AND CAPITAL RESOURCES” discussion is concentrated on our Lending business segment.

Historically, the Company funded its new loan originations with a combination of unsecured debt and student loan asset-backed securities. Following the Merger announcement in April 2007, the Company funded its loan originations primarily through the issuance of student loan asset-backed securities and secured student loan financing facilities. In June 2008, the Company re-entered the corporate bond market with a $2.5 billion issue of 10-year senior unsecured notes. In August 2008, the Company began funding its FFELP Stafford and PLUS student loan originations for the academic year 2008-2009 pursuant to ED’s Loan Purchase Commitment and Loan Participation and Purchase Programs, as further described below. We expect to utilize these and other financing sources, including bank deposits generated through Sallie Mae Bank, to fund future loan originations.

ED’s Loan Purchase Commitment and Loan Participation and Purchase Programs

Under the “Ensuring Continued Access to Student Loans Act of 2008,” ED has implemented the Loan Purchase Commitment Program (“Purchase Program”). Under the Purchase Program, ED will purchase eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under ED’s Loan Participation and Purchase Program (“Participation Program”), ED will provide interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders will be charged at a rate of commercial paper plus 0.50 percent on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to ED pursuant to the Purchase Program prior to its expiration on September 30, 2009. Currently, loans eligible for the Participation or Purchase Programs are FFELP Stafford or PLUS loans made for the academic year 2008-2009, first disbursed between May 1, 2008 and July 1, 2009, and have no ongoing borrower benefits, other than permitted rate reductions of 0.25 percent for automatic payment processing. On October 7, 2008, legislation was enacted extending ED’s authority to address FFELP Stafford and PLUS loans made for academic years 2009-2010, and allowing for the extension of ED’s Purchase and Participation Programs from September 30, 2009 to September 30, 2010. ED has not yet specified its plans under the extension.

On August 14, 2008, the Company received its initial advance under ED’s Participation Program. The Company expects to make weekly funding requests depending upon the time of year and the amount of loans disbursed. As of September 30, 2008, the Company had $3.6 billion of advances outstanding under the Participation Program.

The Company is classifying all loans eligible to be sold to ED under the Purchase Program as held-for-sale. The Company currently has the ability and intent to sell such loans to ED under the Purchase Program due to the current environment in the capital markets. Held-for-sale loans are carried at the lower of cost or market with no premium amortization or provision expenses. At September 30, 2008, the Company had $4.1 billion of FFELP Stafford loans classified as held-for-sale. These loans are included in the “FFELP Stafford and Other Student Loans” line on the consolidated balance sheets.

Additional Funding Sources for General Corporate Purposes

In addition to funding new FFELP loans through ED’s Participation and Purchase Programs, the Company employs other financing sources for general corporate purposes, primarily originating Private Education Loans and repaying unsecured debt as it matures. On June 12, 2008, SLM Corporation sold

$2.5 billion of 8.45 percent, 10-year senior unsecured notes (the “8.45% Notes”) priced to yield 8.75 percent. The coupon on the 8.45% Notes was immediately swapped to produce an effective financing cost to the Company of LIBOR plus approximately 400 basis points. Terms of the 8.45% Notes require the Company to redeem the notes at a price of 101 percent of par if, the Company undergoes a change in control and, the Company’s corporate credit ratings are downgraded to below investment grade or withdrawn. The 8.45% Notes, the Company’s first unsecured corporate bond issue since the Merger announcement, provided us with additional liquidity and further diversified our funding sources. We anticipate issuing unsecured corporate debt more regularly in the future, as market conditions permit.

We historically have been a regular issuer of term asset-backed securities (“ABS”) in the domestic and international capital markets. We securitized $25.4 billion of student loans in nine transactions in 2007, compared to $32.1 billion in thirteen transactions in 2006. More recently, adverse conditions in the securitization markets have reduced our access to and increased the cost of borrowing in the market for student loan asset-backed securities. We completed three FFELP term ABS transactions totaling $6.7 billion and nine FFELP term ABS transactions totaling $18.5 billion, in the three and nine months ended September 30, 2008, respectively. Although we expect ABS financing to remain our primary source of funding, we have seen, and continue to expect to see, our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. All-in costs of our new issue FFELP term ABS averaged LIBOR plus 1.44 percent in the third quarter of 2008 and averaged 1.25 percent for the nine months ended September 30, 2008. The Company’s most recent FFELP term ABS issue settled on August 28, 2008 at a weighted average cost of LIBOR plus 1.67 percent.

Since late September 2008, the severe dislocation in the financial markets has made FFELP and Private Education Loan term ABS funding generally unavailable. At present, we are unable to predict when market conditions will allow for future issuance of term ABS. The Company’s last FFELP term ABS issue was completed on August 28, 2008. The Company’s last Private Education Loan term ABS issue was completed in the first quarter of 2007. We expect to resume term ABS issuance as soon as market conditions permit.

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP student loan ABCP conduit facility; (ii) a $5.9 billion Private Education Loan ABCP conduit facility (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities is 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities currently is LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding up-front and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varies based on usage. The Company currently estimates that the combined, fully utilized all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities including amortized up-front fees and unused commitment fees, is likely to be approximately LIBOR plus 2.15 percent over the life of the facilities. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable asset-backed commercial paper facilities incurred in connection with the Merger, with the expectation that outstandings under the 2008 Asset-Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market. Funding under the 2008 Asset-backed Financing Facilities is subject to usual and customary conditions.

Effective as of August 25, 2008, the Company reduced the commitments under its Private Education Loan ABCP conduit facility by approximately $2.2 billion to $3.7 billion. On September 30, 2008, the Company reduced the commitments under its FFELP ABCP Facilities by $4.1 billion to $21.9 billion. There were no changes to interest rates, maturity or other terms of the facilities made in connection with the reductions. The Company reduced these commitments after an analysis of its ongoing liquidity needs and following its acceptance and funding under ED’s Participation and Purchase Programs. For the academic years 2008-2009 and 2009-2010, the Company expects to utilize the Participation Program to fund all eligible Stafford and PLUS loan originations.

The maximum amount the Company may borrow under the 2008 ABCP Facilities is limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of October 1, 2008, the maximum amount was approximately $20.8 billion under the FFELP ABCP Facilities and $3.2 billion under the Private Education Loan ABCP Facility. The 2008 Asset-Backed Financing Facilities are subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities. Borrowings under the 2008 Asset-Backed Financing Facilities are nonrecourse to the Company. As of September 30, 2008 the Company had $24.7 billion outstanding in connection with the Asset Backed Financing Facilities. The book basis of the assets securing these facilities as of September 30, 2008 was $29.1 billion. The 2008 Asset-Backed Financing Facilities mature on February 28, 2009. The Company expects to further reduce aggregate amounts outstanding and refinance the 2008 ABCP Facilities at a lower aggregate commitment level than the $25.6 billion available as of October 1, 2008. If the Company does not pay off the outstanding amounts of the 2008 ABCP Facilities on February 28, 2009, the facilities extend by 90 days with the interest rate increasing each month during the 90 day period.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings and indentured trusts, comprised 78 percent of our Managed debt outstanding at September 30, 2008, versus 75 percent at September 30, 2007.

The Company has not recently relied, and does not intend to rely, on the auction rate securities market as a source of funding. At September 30, 2008, we had $3.3 billion of taxable and $1.6 billion of tax-exempt auction rate securities outstanding on a Managed Basis. In February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. This imbalance continued through the third quarter and, as a result, all of the Company’s auction rate securities as of September 30, 2008 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rates on our $1.6 billion of tax-exempt auction rate securities are formula driven and produced various maximum rates ranging up to 14 percent at September 30, 2008, but averaged 4.81 percent as of September 30, 2008.

In the past, we employed reset rate note structures in conjunction with the issuance of certain tranches of our term asset-backed securities. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the reset rate notes are reset. The Company also has the option to repurchase the reset rate note prior to a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on its remarketing date, and is not repurchased, the interest rate generally steps up to and remains LIBOR plus 0.75 percent, until such time as the bonds are successfully remarketed or repurchased. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. As of September 30, 2008, on a Managed Basis, the Company had $1.2 billion, $2.5 billion and $2.5 billion of reset rate notes due to be remarketed in the remainder of 2008, 2009 and 2010, respectively, and an additional $8.5 billion to be remarketed thereafter.

Primary Sources of Liquidity and Available Capacity

During the remainder of 2008, we expect to fund our liquidity needs through our cash and investment portfolio, the liquidity facilities provided by ED, the 2008 Asset-Backed Financing Facilities, the issuance of term ABS and, to a lesser extent, if possible, unsecured debt and other sources. To supplement our funding sources, we maintain an additional $6.5 billion in unsecured revolving credit facilities as of September 30, 2008. These facilities include a $1.0 billion revolving credit facility maturing in October 2008; $1.5 billion maturing in October 2009; $2.0 billion maturing in October 2010; and $2.0 billion maturing in October 2011. In the past, we have not relied upon our $6.5 billion unsecured revolving credit facilities as a primary source of liquidity. Although we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

The following table details our primary sources of primary and stand-by liquidity and the available capacity at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	Available Capacity	Available Capacity

Sources of primary liquidity available for new FFELP Stafford and PLUS loan originations:
ED Purchase and Participation Program(1)	Unlimited(1)	—
Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$3,895	$7,582
U.S. Treasury-backed securities	265	643
Commercial paper and asset-backed commercial paper	—	1,349
Certificates of deposit	—	600
Other(2)	569	83

Total unrestricted cash and liquid investments(3)(4)	4,729	10,257
Unused commercial paper and bank lines of credit(5)	6,172	6,500
2008 FFELP ABCP Facilities	1,157	—
2008 Private Credit ABCP Facilities	78	—
ABCP borrowing capacity	—	5,933
Interim ABCP Facility borrowing capacity	—	4,040

Total sources of primary liquidity for general corporate purposes	12,136	26,730

Sources of stand-by liquidity:
Unencumbered FFELP loans(6)	9,043	18,731

Total sources of primary and stand-by liquidity for general corporate purposes(7)	$21,179	$45,461

(1)	The ED Purchase and Participation Program provides unlimited funding for eligible FFELP Stafford and PLUS loans made by the Company for the academic years 2008-2009. See “ED’s Loan Purchase Commitment and Loan Participation and Purchase Programs” discussed earlier in this section.

(2)	At September 30, 2008, includes $500 million due from The Reserve Primary Fund; the Company received $254 million in October 2008 from The Fund (see “Counterparty Exposure” below).

(3)	Excludes $202 million and $196 million of investments pledged as collateral related to certain derivative positions and $83 million and $93 million of other non-liquid investments classified at September 30, 2008 and December 31, 2007, respectively, as cash and investments on our balance sheet in accordance with GAAP.

(4)	Includes $1.4 billion and $1.3 billion, at September 30, 2008 and December 31, 2007, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(5)	At September 30, 2008, excludes $328 million commitment from Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc. Lehman Brothers Holdings, Inc. declared bankruptcy on September 15, 2008. Also, the Company’s line of credit commitments decrease by $1.0 billion effective October 23, 2008.

(6)	As of September 30, 2008, approximately $520 million of unencumbered FFELP loans qualified to be financed by ED’s Participation Program and were subsequently financed under that program.

(7)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

We believe our unencumbered FFELP loan portfolio provides a source of potential or stand-by liquidity because of the well-developed market for securitizations. In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At September 30, 2008, we had a total of $39.2 billion of unencumbered assets, including goodwill and acquired intangibles. Student loans, net, comprised $25.0 billion of this unencumbered asset total.

Counterparty Exposure

As of September 30, 2008, the Company had limited exposure to counterparties impacted by the ongoing credit market dislocation. Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to the Company.

Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., is a party to the Company’s unsecured revolving credit facilities under which they provide the Company with a $328 million commitment. Lehman Brothers Holdings Inc. declared bankruptcy on September 15, 2008. The Company is operating under the assumption that the lending commitment of Lehman Brothers Bank, FSB, will not be honored if drawn upon. The Company does not intend to replace its commitment with Lehman Brothers Bank, FSB.

To provide liquidity for future cash needs, SLM invests in high quality money market investments. At September 30, 2008, the Company had investments of $500 million with The Reserve Primary Fund (“The Fund”). The Company requested redemption of all monies invested from The Fund prior to The Fund’s announcement that it suspended distributions as a result of The Fund’s exposure to Lehman Brothers Holdings Inc.’s bankruptcy filing and The Fund’s net asset value being below one dollar per share. The Company was originally informed by The Fund that the Company would receive its entire investment amount. Subsequently, the SEC granted The Fund an indefinite extension to pay distributions as The Fund is being liquidated. The Company received $254 million from The Fund in October 2008. At this time, the Company anticipates further delay of remaining distributions and a potential loss on its investments, even though the Company is legally entitled to receive 100 percent of its remaining investment amount. The Company does not expect any loss incurred in connection with its investment exposure to The Fund will materially impact the Company.

Protection against counterparty risk in derivative transactions is generally provided by the International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. Swiss Reinsurance Company (“Swiss Re”) is counterparty to derivatives contained in two of the Company’s on-balance sheet securitizations. In October 2008, Fitch Ratings withdrew its ratings on Swiss Re and its subsidiaries. As a result, a CSA is required to be executed with each trust within 30 days of notification and the exposure fully collateratized. The aggregate trust exposure to Swiss Re is $71 million as of November 5, 2008. The Company fully expects to receive the collateral due from Swiss Re as Moody’s and S&P rating agencies have maintained their rating (Aa2 and AA-, respectively) with no negative watch. The fair value of the derivative on the Company’s balance sheet takes into account the Company’s expectation to fully collect amounts due from Swiss Re.

Likewise, NATIXIS Capital Markets, Inc. (“NATIXIS”) is counterparty to derivatives contained in the Company’s on-balance sheet and off-balance sheet securitization trusts. In October 2008, S&P Ratings downgraded the parent company’s (NATIXIS, SA) short-term rating to A-1, which results in NATIXIS being required to enter into a CSA with one of the Company’s on-balance sheet trusts that is affected by this downgrade within 30 days of notification and to fully collateralize the exposure. The aggregate trust exposure to NATIXIS for the trust requiring collateral is $64 million as of November 5, 2008. The Company fully expects to receive the collateral due from NATIXIS as Moody’s and Fitch rating agencies have maintained their ratings (Aa3 and F-1, respectively) with no negative watch. The fair value of derivatives on the Company’s balance sheet takes into account the Company’s expectation to fully collect amounts due from NATIXIS.

Likewise, AIG is counterparty to a derivative contained in one of the Company’s on-balance sheet securitizations. As a result of AIG’s downgrade on September 15, 2008, a CSA was required to be executed and collateral delivered within 30 days of notification. Collateral was delivered on October 20, 2008 fully collateralizing the value of the derivative as of that date. The fair value of the derivative on the Company’s balance sheet as of September 30, 2008 took into account the Company’s expectation of fully collecting amounts due from AIG.

The table below highlights exposure related to our derivative counterparties at September 30, 2008.

		On-Balance Sheet	Off-Balance Sheet
	SLM Corporation	Securitizations	Securitizations

Exposure, net of collateral	$166	$1,171	$740
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aaa3 (excluding AIG, discussed above)	0.0%	0.2%	5.8%

The Company has CSAs and collateral requirements with all of its corporate derivative counterparties requiring collateral to be exchanged based on the net fair value of derivatives with each counterparty above a threshold. Additionally, credit downgrades below a preset level can eliminate this threshold. The Company’s securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. If the counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Failure to post the collateral or find a replacement counterparty could result in a termination event under the derivative contract. Securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative regardless of credit rating. As shown above, the Company’s exposure to counterparties at September 30, 2008 with credit ratings below S&P AA- or Moody’s Aaa3 is minimal at this time. The trusts are not required to post collateral to the counterparties. If we were unable to collect from a counterparty related to SLM Corporation and on-balance sheet trust derivatives, we would have a loss equal to the amount the derivative is recorded on our balance sheet. If we were unable to collect from a counterparty related to an off-balance sheet trust derivative the value of our Residual Interest on our balance sheet would be reduced through earnings.

The Company has liquidity exposure related to collateral movements between SLM Corporation and its derivative counterparties. The collateral movements can increase or decrease our primary liquidity depending on the nature of the collateral (whether cash or securities), and on movements in the value of the derivatives, which are primarily impacted by changes in interest rate and foreign exchange rates. These movements may require the Company to return cash collateral posted or may require the Company to access primary liquidity to post collateral to counterparties. As of September 30, 2008, the Company held $1.4 billion of cash collateral in unrestricted cash accounts and had pledged $202 million of securities as collateral.

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at September 30, 2008 and 2007, and average balances and average interest rates of our Managed borrowings for the three and nine months ended September 30, 2008 and 2007. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Pre-tax differences Between ‘Core Earnings’ and GAAP by

Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	September 30, 2008			September 30, 2007
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$7,262	$31,796	$39,058	$7,223	$37,973	$45,196
Bank deposits	744	—	744	187	—	187
Indentured trusts (on-balance sheet)(1)	44	2,207	2,251	149	2,513	2,662
ABCP borrowings (on-balance sheet)(1)(2)	24,684	—	24,684	25,103	242	25,345
ED Participation Program facility (on-balance sheet)(1)(3)	3,555	—	3,555	—	—	—
Securitizations (on-balance sheet)(1)	—	81,554	81,554	—	65,105	65,105
Securitizations (off-balance sheet)	—	38,333	38,333	—	43,887	43,887
Other	1,979	—	1,979	359	—	359

Total	$38,268	$153,890	$192,158	$33,021	$149,720	$182,741

(1)	The book basis of the assets that secure the on-balance sheet secured financing is approximately $121.8 billion in total.

(2)	Includes $1.9 billion outstanding in the 2008 Asset-Backed Loan Facility at September 30, 2008.

(3)	The Company has the option of paying off this amount with cash or by putting the loans to ED as previously discussed.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$38,744	3.71%	$44,952	5.69%	$40,466	3.75%	$46,744	5.66%
Bank deposits	703	3.83	165	5.27	616	4.13	171	5.30
Indentured trusts (on-balance sheet)	2,337	3.18	2,715	4.91	2,430	3.98	2,813	4.80
ABCP borrowings (on-balance sheet)(1)	23,611	5.65	17,733	6.17	24,954	5.39	9,328	6.18
ED Participation Program facility (on-balance sheet)	960	3.38	—	—	322	3.38	—	—
Securitizations (on-balance sheet)	79,223	3.18	65,160	5.68	74,385	3.29	61,539	5.67
Securitizations (off-balance sheet)	38,889	2.91	44,773	5.79	40,253	3.30	46,694	5.78
Other	2,518	2.12	215	5.14	2,363	2.50	382	5.28

Total	$186,985	3.54%	$175,713	5.75%	$185,789	3.68%	$167,671	5.71%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of November 5, 2008.

	Moody’s	S&P	Fitch

Short-term unsecured debt	P-2(1)	A-3	F3
Long-term senior unsecured debt	Baa2(1)	BBB-	BBB

(1)	Negative outlook.

The table below presents our unsecured on-balance sheet term funding by funding source for the three and nine months ended September 30, 2008 and 2007.

	Debt Issued For		Debt Issued For
	the Three Months		the Nine Months
	Ended		Ended		Outstanding at
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007

Convertible debentures	$—	$—	$—	$—	$—	$—
Retail notes	—	—	—	59	4,101	4,192
Foreign currency denominated notes(1)	—	—	—	161	12,139	12,803
Extendible notes	—	—	—	—	2,249	5,748
Global notes (Institutional)	—	—	2,437	1,348	19,972	21,857
Medium-term notes (Institutional)	—	—	—	—	597	596

Total(2)	$—	$—	$2,437	$1,568	$39,058	$45,196

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

(2)	Excludes brokered deposits balances of $744 million and $187 million at September 30, 2008 and 2007, respectively.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three and nine months ended September 30, 2008 and 2007. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended September 30,
	2008				2007
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations sales	—	—	$—	—%	—	—	$—	—%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	3	6,721			—	—
FFELP Consolidation Loans(1)	—	—			1	2,493

Total securitizations financings	3	6,721			1	2,493

Total securitizations	3	$6,721			1	$2,493

	Nine Months Ended September 30,
	2008				2007
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	1	2,000	367	18.4

Total securitizations sales	—	—	$—	—%	1	2,000	$367	18.4%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	9	18,546			2	7,004
FFELP Consolidation Loans(1)	—	—			3	11,480

Total securitizations financings	9	18,546			5	18,484

Total securitizations	9	$18,546			6	$20,484

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of September 30, 2008, June 30, 2008 and December 31, 2007.

	As of September 30, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$309	$612	$1,402	$2,323
Underlying securitized loan balance(3)	7,600	15,252	13,648	36,500
Weighted average life	3.0 yrs.	8.2 yrs.	6.6 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)	.11%	.23%	5.59%
Residual cash flows discount rate	12.7%	11.3%	18.3%

	As of June 30, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$410	$619	$1,516	$2,545
Underlying securitized loan balance(3)	8,383	15,586	13,773	37,742
Weighted average life	2.8 yrs.	7.3 yrs.	6.6 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-30%	3-8%	1-30%
Life of loan — repayment status	17%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)	.10%	.20%	5.36%
Residual cash flows discount rate	12.0%	10.0%	16.4%

	As of December 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance(3)	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs	7.4 yrs.	7.0 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

(1)	Includes $333 million, $295 million, and $283 million related to the fair value of the Embedded Floor Income as of September 30, 2008, June 30, 2008, and December 31, 2007, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the pay down of the underlying loans.

(2)	At December 31, 2007, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $301 million that related to the Retained Interests. There were no such gains at June 30, 2008 and September 30, 2008.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $80.8 billion, $75.2 billion, and $65.5 billion of securitized student loans outstanding (face amount) as of September 30, 2008, June 30, 2008, and December 31, 2007, respectively, in on-balance sheet securitization trusts.

(4)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at September 30, 2008 and December 31, 2007 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Balances, net” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Managed Student Loan Balances, net” earlier in this section.)

	September 30,	December 31,
	2008	2007

Off-Balance Sheet Assets:
Total student loans, net	$36,362	$39,423
Restricted cash and investments	1,887	2,706
Accrued interest receivable	1,162	1,413

Total off-balance sheet assets	39,411	43,542
Off-Balance Sheet Liabilities:
Debt, par value	38,423	42,192
Debt, unamortized discount and deferred issuance costs	(90)	(104)

Total debt	38,333	42,088
Accrued interest payable	166	305

Total off-balance sheet liabilities	38,499	42,393

Off-Balance Sheet Net Assets	$912	$1,149

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

The following table summarizes the components of servicing and securitization revenue for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Servicing revenue	$61	$69	$188	$221
Securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	80	110	242	331

Servicing and securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	141	179	430	552
Embedded Floor Income	23	4	159	8
Less: Floor Income previously recognized in gain calculation	(18)	(2)	(54)	(4)

Net Embedded Floor Income	5	2	105	4

Servicing and securitization revenue, before impairment and unrealized fair value adjustment	146	181	535	556
Unrealized fair value adjustment(1)	(81)	(62)	(361)	(5)
Retained Interest impairment	—	(90)	—	(137)

Total servicing and securitization revenue	$65	$29	$174	$414

Average off-balance sheet student loans	$36,864	$41,526	$38,063	$43,195

Average balance of Retained Interest	$2,426	$3,378	$2,703	$3,457

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	.70%	.28%	.61%	1.28%

(1)	The Company adopted SFAS No. 155 on January 1, 2007 and SFAS No. 159 on January 1, 2008. SFAS No. 155 required the Company to identify and bifurcate embedded derivatives from the Residual Interest. However, SFAS No. 155 does allow the Company to elect to carry the entire Residual Interest at fair value through earnings rather than bifurcate such embedded derivatives. For the off-balance sheet securitization that settled in 2007, the Company elected to carry the Residual Interest at fair value through earnings. Effective with the Company’s adoption of SFAS No. 159, the Company elected the fair value option on all its Residual Interests and now records all changes in fair value through earnings. Prior to the adoption of SFAS No. 159, changes in fair value on all pre-2007 Residual Interests were recorded in other comprehensive income, pursuant to SFAS No. 115, unless impaired.

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

As of September 30, 2008, the Company changed the following significant assumptions compared to those used as of June 30, 2008, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions were decreased for all three asset types primarily as a result of a significant reduction in prepayment activity experienced in the third quarter of 2008 which is expected to continue into the foreseeable future. The decrease in prepayment speeds is primarily due to a reduction in third party consolidation activity as a result of the CCRAA (for FFELP only) and the current U.S. economic and credit environment. This resulted in a $99 million unrealized mark-to-market gain.

•	Life of loan default rate assumptions for Private Education loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $30 million unrealized mark-to-market loss.

•	Cost of funds assumptions related to the underlying auction rate securities bonds ($2.3 billion face amount of bonds) within FFELP loan ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts were increased to take into account the expectations these auction rate securities will continue to reset at higher rates for an extended period of time. This resulted in an $18 million unrealized mark-to-market loss.

•	The discount rate assumption related to the Private Education Loan and FFELP Residual Interests was increased. The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate for the purpose of arriving at a discount rate, in light of the current economic and credit uncertainty that exists in the market as of September 30, 2008. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 200 basis points and 140 basis points for Private Education and FFELP, respectively to better take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Residual Interests. This resulted in $160 million unrealized mark-to-market loss.

The Company recorded a net unrealized mark-to-market loss related to the Residual Interests of $361 million during the nine months ended September 30, 2008. The mark-to-market loss was primarily related to the increase in the discount rate assumption related to the Private Education Loan Residual Interest. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the Private Education Loan Residual risk premium by 550 basis points (from December 31, 2007) to take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Private Education Loan Residual Interests in light of the current economic and credit uncertainty that exists in the market. The increase in the Private Education Loan Residual discount rate accounted for $353 million of the net unrealized mark-to-market loss for the nine months ended September 30, 2008.

The Company recorded impairments to the Retained Interests of $137 million for the nine months ended September 30, 2007. The impairment charges were primarily the result of FFELP loans prepaying faster than projected through loan consolidations, and an increase in prepayments and acceleration of defaults related to Private Education Loans. In addition, the Company recorded an unrealized mark-to-market loss under SFAS No. 155 of $5 million for the nine months ended September 30, 2007.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2008. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the income statement). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$111.7	$3.6	$108.1
3-month Treasury bill	weekly	7.4	.2	7.2
Prime	annual	.6	—	.6
Prime	quarterly	1.5	—	1.5
Prime	monthly	17.3	—	17.3
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	.7	111.5	(110.8)
1-month LIBOR(3)	monthly	1.6	1.9	(.3)
CMT/CPI index	monthly/quarterly	—	3.2	(3.2)
Non Discrete reset(4)	monthly	—	25.7	(25.7)
Non Discrete reset(5)	daily/weekly	8.1	2.1	6.0
Fixed-Rate(6)		15.6	16.8	(1.2)

Total		$165.0	$165.0	$—

(1)	Funding includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Funding includes $3.6 billion of ED Purchase and Participation Program.

(3)	Funding includes the 2008 Asset-Backed Loan Facility.

(4)	Funding consists of auction rate securities and the 2008 ABCP Facility.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(6)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

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

Managed Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$132.4	$11.1	$121.3
3-month Treasury bill	weekly	10.1	7.0	3.1
Prime	annual	1.0	.3	.7
Prime	quarterly	6.7	3.5	3.2
Prime	monthly	24.7	16.3	8.4
PLUS Index	annual	.6	.1	.5
3-month LIBOR(3)	daily	—	111.6	(111.6)
3-month LIBOR	quarterly	.5	9.8	(9.3)
1-month LIBOR(4)	monthly	1.6	1.9	(.3)
Non Discrete reset(5)	monthly	—	25.4	(25.4)
Non Discrete reset(6)	daily/weekly	10.2	1.6	8.6
Fixed-Rate(7)		13.0	12.2	.8

Total		$200.8	$200.8	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $3.6 billion of ED Purchase and Participation Program.

(3)	Funding includes $2.5 billion of auction rate securities.

(4)	Funding includes the 2008 Asset-Backed Loan Facility.

(5)	Funding consists of auction rate securities and the 2008 ABCP Facility.

(6)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(7)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 to the present with the commercial paper and LIBOR indices. As of September 30, 2008, on a Managed Basis, we have approximately $121 billion of FFELP loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to LIBOR. We believe there is broad market recognition that, due to the unintended consequences of government action in other areas of the capital markets and virtually no issuances of qualifying commercial paper, the 3M CP index and its relationship to LIBOR is broken. The relationship between the indices has been volatile. We are working with government officials to swiftly address this issue.

When compared with the GAAP presentation, the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life of our Managed earning assets and liabilities at September 30, 2008.

	On-Balance
(Averages in Years)	Sheet	Managed

Earning assets
Student loans	8.1	8.2
Other loans	5.8	5.8
Cash and investments	.3	.2

Total earning assets	7.7	7.7

Borrowings
Short-term borrowings	.5	.5
Long-term borrowings	6.9	6.8

Total borrowings	5.3	5.5

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the three and nine months ended September 30, 2008 and 2007. Equity forward activity for the three and nine months ended September 30, 2007 is also reported.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in millions)	2008	2007	2008	2007

Common shares repurchased:
Benefit plans(1)	.5	2.1	1.0	3.1

Total shares repurchased	.5	2.1	1.0	3.1

Average purchase price per share	$28.2	$48.47	$24.6	$46.35

Common shares issued	.4	3.6	1.9	6.6

Equity forward contracts:
Outstanding at beginning of period	—	48.2	—	48.2
New contracts	—	—	—	—
Exercises	—	—	—	—

Outstanding at end of period	—	48.2	—	48.2

Authority remaining at end of period for repurchases	38.8	15.7	38.8	15.7

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on September 30, 2008 was $12.34.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The Company’s interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three and nine months ended September 30, 2008 and 2007 and the effect on fair values at September 30, 2008 and December 31, 2007, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different that the asset index. Both of these analyses do not consider any potential impairment to our Residual Interests that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 9, “Student Loan Securitization,” within the Company’s 2007 Annual Report on Form 10-K, which details the potential decrease to the fair value of the Residual Interest that could occur under the referenced interest rate environment.

	Three Months Ended September 30, 2008
					Asset and Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$1	2%	$5	7%	$(77)	(107)%
Unrealized gains (losses) on derivative and hedging activities	203	107	382	201	92	48

Increase in net income before taxes	$204	78%	$387	148%	$15	6%

Increase in diluted earnings per common share	.438	110%	$.830	207%	$.032	8%

	Three Months Ended September 30, 2007
	Interest Rates:				Asset
	Change from		Change from		and Funding
	Increase of		Increase of		Index Mismatches(1)
	100 Basis		300 Basis		Increase of
	Points		Points		25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(2)	(1)%	$(6)	(3)%	$(60)	(83)%
Unrealized gains (losses) on derivative and hedging activities	169	37	261	57	78	41

Increase in net income before taxes	$167	64%	$255	99%	$18	7%

Increase in diluted earnings per common share	$.259	31%	$.399	47%	$.044	11%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	Nine Months Ended September 30, 2008
	Interest Rates:				Asset and Funding
	Change from		Change from		Index Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(2)	(2)%	$10	9%	$(217)	(182)%
Unrealized gains (losses) on derivative and hedging activities	203	162	382	305	92	73

Increase in net income before taxes	$201	3125%	$392	6097%	$(125)	(1,942)%

Increase in diluted earnings per common share	$.431	254%	$.841	495%	$(.268)	(158)%

	Nine Months Ended September 30, 2007
					Asset
					and Funding
					Index
	Interest Rates:				Mismatches(1)
	Change from		Change from		Increase of
	Increase of 100 Basis		Increase of		25 Basis
	Points		300 Basis Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$17	1%	$44	4%	$(159)	(134)%
Unrealized gains (losses) on derivative and hedging activities	169	304	261	469	78	62

Increase in net income before taxes	$186	15%	$305	25%	$(81)	(1,258)%

Increase in diluted earnings per common share	$.297	18%	$.508	30%	$(.193)	(113)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At September 30, 2008
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP loans	$109,243	$(347)	—%	$(726)	(1)%
Private Education Loans	13,733	—	—	—	—
Other earning assets	9,514	(12)	—	(35)	—
Other assets	13,982	(661)	(5)	(1,007)	(7)

Total assets	$146,472	$(1,020)	(1)%	$(1,768)	(1)%

Liabilities
Interest bearing liabilities	$133,587	$(1,084)	(1)%	$(2,634)	(2)%
Other liabilities	3,298	242	7	1,207	37

Total liabilities	$136,885	$(842)	(1)%	$(1,427)	(1)%

	At December 31, 2007
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP loans	$111,552	$(303)	—%	$(603)	(1)%
Private Education Loans	17,289	—	—	—	—
Other earning assets	16,321	(20)	—	(59)	—
Other assets	15,092	(887)	(6)	(1,566)	(10)

Total assets	$160,254	$(1,210)	(1)%	$(2,228)	(1)%

Liabilities
Interest bearing liabilities	$141,055	$(1,424)	(1)%	$(3,330)	(2)%
Other liabilities	3,285	392	12	1,471	45

Total liabilities	$144,340	$(1,032)	(1)%	$(1,859)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Floor Income — Managed Basis,” we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets.

During the three and nine months ended September 30, 2008 and 2007, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed-rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) in low interest rate environments our unhedged on-balance sheet loans being in a fixed-rate mode due to the Embedded Floor Income while being funded with variable debt; (iii) a portion of our fixed-rate assets being funded with variable debt and (iv) a portion of our variable assets being funded with fixed debt. Items (i) and (iv) will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, items (ii) and (iii) will generally offset this increase. In the 100 and 300 basis point scenario for the three months ended September 30, 2008, items (i) and (iv) had a greater impact than item (ii) resulting in a net gain. For the three months ended September 30, 2007, item (iii) resulted in a loss in the 100 and 300 basis point scenario. In the nine months ended September 30, 2008, item (ii)’s impact in the first quarter resulted in a year-to-date loss in the 100 basis point scenario. Items (i) and (iv) offset item (ii) in the 300 basis point scenario resulting in a year-to-date net gain. In the prior year period, items (i) and (iv) resulted in a gain for both scenarios.

Under the scenario in the tables above, called “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in an unrealized loss of $(134) million for the three and nine months ended September 30, 2008, and $(161) million for the three and nine months ended September 30, 2007. Offsetting this unrealized loss, are basis swaps that economically hedge our off-balance sheet Private Credit securitization trusts. Unrealized gains for these basis swaps totaled $226 million for the three and nine months ended September 30, 2008, and $239 million for the three and nine months ended September 30, 2007. The net impact of both of these items was an unrealized gain for all periods presented.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, “Significant Accounting Policies — Recently Issued Accounting Pronouncements,” to the consolidated financial statements.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Updates to Previously Reported Legal Proceedings

On July 23, 2008, the court consolidated the securities class action cases pending against the Company reported earlier as Burch v. SLM Corporation, et al. and another similar case. This consolidated case is now identified as In Re SLM Corporation Securities Litigation. On September 30, 2008, the court consolidated the similar ERISA cases, Slaymon v. SLM Corporation, et al., and two other similar cases. This consolidated case is now identified as In Re SLM Corporation ERISA Litigation. Both cases are pending in the U.S. District Court for the Southern District of New York. Plaintiffs’ consolidated amended complaints in these cases are due in November 2008.

As first reported in the Company’s 2007 Annual Report on Form 10-K, in August 2005, a qui tam whistleblower case was filed under the False Claims Act, to which the Company ultimately became a party (United States ex. Rel. Rhonda Salmeron v. Enterprise Recovery Systems, Inc. et al.), in the U.S. District Court for the Northern District of Illinois. This case was dismissed with prejudice on August 18, 2008. On September 16, 2008, Plaintiff filed an appeal to the U.S. Court of Appeals for the Seventh Circuit.

As first reported in the Company’s Form 8-K filing on August 20, 2008, on August 18, 2008, Sallie Mae Bank, a wholly owned subsidiary of the Company, entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the Federal Deposit Insurance Corporation (the “FDIC”) and the Utah Department of Financial Institutions related to compliance management and to certain co-branded marketing practices, which were discontinued in August 2007. The Joint Order, which is effective August 19, 2008, is for specific compliance-related matters only, not safety and soundness. To respond to the order, Sallie Mae Bank is in the process of enhancing its policies and procedures with regard to compliance activities, the review of marketing materials, and its oversight of affiliated and third-party service providers.

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

We may face operational risks from winding down the purchased paper businesses.

As reported earlier in this Form 10-Q, the Company plans to wind down the domestic portion of its Purchased Paper — Non Mortgage business and its Purchased Paper — Mortgage/Properties business. Winding down these businesses raises the operational risk of maintaining a productive workforce through the close of the businesses. This wind down is also occurring during a very difficult economic environment. If we are unable to manage the wind down effectively, we risk additional impairments of the assets and businesses.

We may face bank regulatory considerations.

Sallie Mae Bank is becoming an important component of the Company’s funding strategy. Banks are heavily regulated by bank regulatory agencies at the federal and state levels. Changes in law, regulations, or regulatory policies or our failure to comply with such could affect us in substantial and unpredictive ways, including limiting our ability to finance private credit lending.

We may face counterparty risks.

The Company has exposure to the financial condition of its various lending, investment and derivative counterparties. If any of the Company’s counterparties is unable to perform its obligations, the Company would, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, related to derivative exposure, the Company may not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment. If the Company was not able to replace the derivative position, the Company would be exposed to a greater level of interest rate and/or foreign currency exchange rate risk which could lead to additional losses. The Company’s counter party exposure is more fully discussed herein in “LIQUIDITY AND CAPITAL RESOURCES — Counterparty Exposure.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the third quarter of 2008 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .1 million shares for the third quarter of 2008). See Note 7, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased	Share	or Programs	Programs

Period:
July 1 — July 31, 2008	.1	$19.32	—	38.8
August 1 — August 31, 2008	—	—	—	38.8
September 1 — September 30, 2008	—	—	—	38.8

Total third quarter of 2008	.1	$19.32	—

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.	Other Information

During the third quarter of 2008, the Company determined to sell its international purchased paper — non-mortgage business, after concluding that the business is no longer a strategic fit. At September 30, 2008, the Company recorded a loss of $56 million based on the expected sales price of the business. The sale is expected to close in the fourth quarter of 2008.

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

Date: November 6, 2008