Form 10-K
period 2008-01-31
SLM CORP
filed 2009-03-02
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 or
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008 was $8.9 billion (based on closing sale price of $19.35 per share as reported for the New York Stock Exchange — Composite Transactions).
As of February 27, 2009, there were 467,403,909 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders scheduled to be held May 22, 2009 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements, and are contained throughout this Annual Report on Form 10-K, including under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could give rise to our ability to cost-effectively refinance asset-backed financing facilities due April 2009, (collectively, the “2008 Asset-Backed Financing Facilities”), including any potential foreclosure on the student loans under those facilities following their termination; increased financing costs; limited liquidity; any adverse outcomes in any significant litigation to which we are a party; our derivative counterparties terminating their positions with the Company if permitted by their contracts and the Company substantially incurring additional costs to replace any terminated positions; changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws, such as any laws enacted to implement the Administration’s 2010 budget proposals as they relate to the Federal Family Education Loan Program (“FFELP”) and regulations and from the implementation of applicable laws and regulations) which, among other things, may change the volume, average term and yields on student loans under the FFELP, may result in loans being originated or refinanced under non-FFELP programs, or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could be affected by: various liquidity programs being implemented by the federal government; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed FFELP and Private Education Loan portfolios; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments, and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in general economic conditions; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date this Annual Report on Form 10-K is filed. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

PART I.

Item 1.	Business

INTRODUCTION TO SLM CORPORATION

SLM Corporation, more commonly known as Sallie Mae, is the market leader in education finance. SLM Corporation is a holding company that operates through a number of subsidiaries. References in this Annual Report to the “Company” refer to SLM Corporation and its subsidiaries. The Company was formed in 1972 as the Student Loan Marketing Association, a federally chartered government sponsored enterprise (“GSE”), with the goal of furthering access to higher education by providing liquidity to the student loan marketplace. On December 29, 2004, we completed the privatization process that began in 1997 and resulted in the wind down of the GSE.

Our primary business is to originate, service and collect student loans. We provide funding, delivery and servicing support for education loans in the United States through our participation in the Federal Family Education Loan Program (“FFELP”) and through our non-federally guaranteed Private Education Loan programs.

We have used internal growth and strategic acquisitions to attain our leadership position in the education finance market. Our sales force is the largest in the student loan industry. The core of our marketing strategy is to generate student loan originations by promoting our brands on campus through the financial aid office. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry.

In addition to the net interest income generated by our lending activities, we earn fees for a number of services including student loan and guarantee servicing, loan default aversion and defaulted loan collections, and for providing processing capabilities and information technology to educational institutions, as well as, 529 college savings plan program management, transfer and servicing agent services, and administrative services through Upromise Investments, Inc. (“UII”) and Upromise Investment Advisors, LLC (“UIA”). We also operate a consumer savings network through Upromise, Inc. (“Upromise”). References in this Annual Report to “Upromise” refer to Upromise and its subsidiaries, UII and UIA.

At December 31, 2008, we had approximately 8,000 employees.

Recent Developments

Legislative developments, conditions in the capital markets and regulatory actions taken by the federal government over the last eighteen months have had a significant and, in some cases, an unintended impact on the student loan industry. This has caused the Company to make significant changes in the way it conducts its business.

The College Cost Reduction and Access Act of 2007 (“CCRAA”) resulted in, among other things, a reduction in the yield received by the Company on FFELP loans originated on or after October 1, 2007. A description of the CCRAA can be found in APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM.”

In the summer of 2007, the global capital markets began to experience a severe dislocation that has persisted to the present. This dislocation, along with a reduction in the Company’s unsecured debt ratings caused by the Proposed Merger, resulted in more limited access to the capital markets than the Company has experienced in the past and a substantial increase in its cost of funding.

Historically, the Company relied on the term asset-backed securities (“ABS”) market for the majority of its funding. In 2006, the Company issued FFELP ABS at an average cost of 14 basis points over LIBOR. In 2007, the average cost rose slightly to 19 basis points over LIBOR. By December 2007, however, we paid in excess of 50 basis points over LIBOR for similar FFELP ABS. In 2008, the cost to issue FFELP ABS rose steadily before access was eliminated for all issuers. In 2008, we issued $18.5 billion of FFELP ABS at an average spread of 125 basis points over LIBOR. The Company has not accessed the market for Private Education Loan ABS since 2007.

In the past, the Company primarily relied on the unsecured debt market for the balance of its funding. In June 2008, the Company issued a $2.5 billion, ten-year unsecured note at an equivalent cost of 400 basis points over LIBOR. This rate is more than 300 basis points higher than the cost of any previously issued unsecured debt. Subsequent to this debt issuance, the market for unsecured, non-U.S. government guaranteed debt issued by financial services companies materially deteriorated and became unavailable at profitable terms.

The net interest margin earned on a newly-originated FFELP loan came under pressure as the asset yield was cut and funding costs increased, making new lending unprofitable. As a result, over 160 student lenders have exited the business since the implementation of CCRAA, and most remaining issuers significantly reduced their lending activities. By January 2008, it became clear that unless the capital markets recovered there would be a sharp contraction in the number of student loans available. The Company, along with other participants in the student loan industry, began to bring this to the attention of legislators, schools and students. As early as February 2008, members of Congress were writing to the U.S. Department of Education (“ED”) and the Federal Reserve alerting them to the imminent crisis and urging them to find a solution. Congress acted quickly and passed legislation that authorized ED to take action.

The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”) was passed in both houses of Congress with overwhelming bipartisan support and was signed into law on May 7, 2008. Under ECASLA, ED implemented two programs in 2008, the Loan Participation Program and Loan Purchase Commitment Program (“Participation Program” and “Purchase Program”). Through the Participation Program, ED provides interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged at the commercial paper (“CP”) rate plus 0.50 percent on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to ED pursuant to the Purchase Program prior to its expiration on September 30, 2010. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Generally, loans originated between May 1, 2008 and June 30, 2010 are eligible for these programs. ECASLA also significantly increased student loan limits. A description of ECASLA can be found in APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM.”

The Participation Program enabled the Company to make a pledge to make “every loan to every eligible student on every campus” under FFELP and to help the country avoid a major crisis on campuses across the United States. In the first six months of academic year (“AY”) 2008-2009, the Company originated $9.5 billion of FFELP loans, an increase of 3 percent from the prior year. In addition, it originated $1.4 billion of FFELP loans for third parties.

In addition to the Participation and Purchase Programs, ECASLA authorized funding vehicles for FFELP loans originated after October 1, 2003 through June 30, 2009. On January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Funding for the ED Conduit Program will be provided by the capital markets at a cost based on market rates. The ED Conduit Program will have a term of five years. An estimated $16.0 billion of our Stafford and PLUS loans (excluding loans currently in the Participation Program) were eligible for funding under the ED Conduit Program as of December 31, 2008. We expect to utilize the ED Conduit Program to fund a significant percentage of these assets over time. The initial funding under the ED Conduit Program is expected to occur in the first quarter of 2009.

Interest paid on FFELP loans is set by law and is based on the Federal Reserve’s Statistical Release H.15 90-day financial CP rate. As of December 31, 2008, on a Managed Basis, the Company had approximately $127.2 billion of FFELP loans indexed to three-month financial CP that are funded with debt indexed or swapped to LIBOR. Due to the unintended consequences of government actions in other areas of the capital markets and limited issuances of qualifying financial CP, the relationship between the three-month financial

CP and LIBOR became distorted and volatile resulting in CP rates being substantially below LIBOR starting in the fall of 2008.

To address this issue for the fourth quarter of 2008, ED announced that for purposes of calculating the FFELP loan index from October 27, 2008 to the end of the fourth quarter, the Federal Reserve’s CP Funding Facility rates would be used for those days in which no three-month financial CP rate was available. This resulted in a CP/LIBOR spread of 21 basis points in the fourth quarter of 2008 compared to 8 basis points in the third quarter of 2008. The CP/LIBOR spread would have been 62 basis points in the fourth quarter of 2008 if the ED had not addressed the issue by using the Federal Reserve’s CP Funding Facility rates discussed above. The Company continues to work with Congress and ED to implement an acceptable long-term solution to this issue.

On February 26, 2009, the Administration issued their 2010 budget request to Congress, which included provisions that could impact significantly the FFELP. The President’s budget overview states: “FFEL processors would continue to receive federal subsidies for new loans originated in the 2009-2010 academic year and prior academic years under the regular FFEL program and the emergency programs established by the Ensuring Continued Access to Student Loans Act of 2008.” The budget proposal must be passed in the Congress, prior to enactment into law. The Company will work with Congress and ED to assist them in achieving the objectives outlined in the Administration’s 2010 budget request.

In 2008, the Company conducted a thorough review of our entire business model and operations with a goal of achieving appropriate risk adjusted returns across all of our business segments and providing cost-effective services. As a result, we have reduced our operating expenses by over 20 percent in the fourth quarter of 2008 compared to the fourth quarter of 2007, after adjusting for restructuring costs, growth and other investments. This reduction was accomplished by lowering our headcount by a total of 2,900 or 26 percent, and consolidating operations through closing several work locations. The Company also curtailed less profitable FFELP student loan acquisitions such as from Lender Partners, spot purchases and consolidation lending. In our private education lending business, we curtailed high default lending programs, tightened credit underwriting standards and increased pricing. We also made the decision to wind down our purchased receivables business in our Asset Performance Group (“APG”) business segment to focus on our core student loan collection business. These measures are discussed in more detail in the Business Segments discussion below.

Student Lending Market

Students and their families use multiple sources of funding to pay for their college education including savings, current income, grants, scholarships, and federally guaranteed and private education loans. Historically, one-third of the cost of an education has come from federally guaranteed student loans and private education loans. Over the last five years, these sources of funding for higher education have been relatively stable with a general trend towards an increased use of student loans. Due to the legislative changes described above, a dramatic reduction in other sources of credit such as home equity and private education loans, and a significant decline in personal wealth as a result of declining home prices and equity values, the Company expects to see a substantial increase in borrowing from federal loan programs in the current and future years.

  Federally Guaranteed Student Lending Programs

There are two loan delivery programs that provide federal government guaranteed student loans: the FFELP and the Federal Direct Loan Program (“FDLP”). FFELP loans are provided by private sector institutions and are ultimately guaranteed by ED, except for the Risk Sharing loss. FDLP loans are provided to borrowers directly by ED on terms similar to student loans provided under the FFELP. We participate in and are the largest lender under the FFELP program.

For the federal fiscal year (“FFY”) ended September 30, 2008 (FFY 2008), ED estimated that the market share of FFELP loans was 76 percent, down from 80 percent in FFY 2007. (See “LENDING BUSINESS SEGMENT — Competition.”) Total FFELP and FDLP volume for FFY 2008 grew by 17 percent, with the FFELP portion growing 12 percent and the FDLP portion growing 40 percent.

As discussed above, in 2008, many lenders exited the FFELP marketplace, creating concerns about the availability of federal loans for students served by this program. As a result, some schools began to decrease their participation in the FFELP program in July 2008 for the stability of the FDLP. ED estimated that the FDLP could double its market share.

The Higher Education Act (the “HEA”) regulates every aspect of the federally guaranteed student loan program, including communications with borrowers, loan originations and default aversion. Failure to service a student loan properly could jeopardize the guarantee on federal student loans. This guarantee generally covers 98 and 97 percent of the student loan’s principal and accrued interest for loans disbursed before and after July 1, 2006, respectively. In the case of death, disability or bankruptcy of the borrower, the guarantee covers 100 percent of the loan’s principal and accrued interest.

FFELP loans are guaranteed by state agencies or non-profit companies designated as guarantors, with ED providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program’s soundness and accountability. These functions include reviewing loan application data to detect and prevent fraud and abuse and to assist lenders in preventing default by providing counseling to borrowers. Generally, the guarantor is responsible for ensuring that loans are serviced in compliance with the requirements of the HEA. When a borrower defaults on a FFELP loan, we submit a claim to the guarantor who provides reimbursements of principal and accrued interest subject to the Risk Sharing (See APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” to this document for a description of the role of guarantors.)

  Private Education Loan Products

In addition to federal loan programs, which have statutory limits on annual and total borrowing, we sponsor a variety of Private Education Loan programs to bridge the gap between the cost of education and a student’s resources. The majority of our Private Education Loans are made in conjunction with a FFELP Stafford loan and are marketed to schools through the same marketing channels and by the same sales force as FFELP loans. As a result of the credit market dislocation discussed above, a large number of lenders have exited the Private Education Loan business and only a few of the country’s largest banks continue to offer the product. Private Education Loans are discussed in more detail below.

  Drivers of Growth in the Student Loan Industry

Growth in our Managed student loan portfolio is driven by the growth in the overall market for student loans, as well as by our own market share gains. Rising enrollment and college costs have resulted in the size of the federally insured student loan market more than doubling over the last 10 years. Federally insured student loan originations grew from $30.0 billion in FFY 1998 to $75.5 billion in FFY 2008.

According to the College Board, tuition and fees at four-year public institutions and four-year private institutions have increased 50 percent and 27 percent, respectively, in constant, inflation-adjusted dollars, since AY 1998-1999. Under the FFELP, there are limits to the amount students can borrow each academic year. The first loan limit increases since 1992 were implemented July 1, 2007. In response to the credit crisis, Congress significantly increased loan limits again in 2008. As a result, we anticipate that students will rely more on federal loans to fund their tuition needs. Both federal and private loans as a percentage of total student aid were 52 percent of total student aid in AY 1997-1998 and 53 percent in AY 2007-2008. Private Education Loans accounted for 22 percent of total student loans — both federally guaranteed and Private Education Loans — in AY 2007-2008, compared to 7 percent in AY 1997-1998.

The National Center for Education Statistics predicts that the college-age population will increase approximately 10 percent from 2008 to 2017. Demand for education credit is expected to increase due to this population demographic, first-time college enrollments of older students and continuing interest in adult education.

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

BUSINESS SEGMENTS

We provide credit products and related services to the higher education and consumer credit communities and others through two primary business segments: our Lending business segment and our APG business segment. In addition, within our Corporate and Other business segment, we provide a number of complementary products and services to guarantors and Lender Partners that are managed within smaller operating segments, the most prominent being our Guarantor Servicing and Loan Servicing businesses. Our Corporate and Other business segment also includes the activities of our Upromise subsidiaries. Each of these segments is summarized below. The accounting treatment for the segments is explained in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

LENDING BUSINESS SEGMENT

In the Lending business segment, we originate and acquire both federally guaranteed student loans, which are administered by ED, and Private Education Loans, which are not federally guaranteed. Most of our borrowers use Private Education Loans primarily to supplement federally guaranteed loans in meeting the cost of education. We manage the largest portfolio of FFELP and Private Education Loans in the student loan industry, and have 10 million student and parent customers through our ownership and management of $180.4 billion in Managed student loans as of December 31, 2008, of which $147.0 billion or 81 percent are federally insured. We serve over 6,000 clients including educational and financial institutions and state agencies. We are the largest servicer of student loans, servicing a portfolio of $139 billion of FFELP loans and $39 billion of Private Education Loans as of December 31, 2008.

Sallie Mae’s Lending Business

Our primary marketing point-of-contact is the school’s financial aid office. We deliver flexible and cost-effective products to the school and its students. The focus of our sales force is to market Sallie Mae’s suite of education finance products and business office solutions to colleges. These include FFELP and Private Education Loans and our Web-based loan origination and servicing platform OpenNet®. Simply put, our strategy is to provide the financial aid and bursar’s office with the tools they need to provide their students with the financing students require to pay for their education.

In 2008, we originated $24.2 billion in student loans. FFELP originations for the year ended December 31, 2008 totaled $17.9 billion, an increase of 4 percent from the year ended December 31, 2007. The slowdown in FFELP loan origination growth is due principally to a large decline in loan originations through Lender Partners as a result of the diminished profitability of FFELP loans discussed earlier. Private Education Loan originations totaled $6.3 billion, a decrease of 20 percent from the prior year. The decline in Private Education Loan originations is due to our elimination of non-traditional lending announced earlier in the year and funding pressures which required us to limit our Private Education lending activities.

In the past we relied on Lender Partners, typically national or regional banks, for a large percentage of our loan originations. Our sales force promoted their brands on campuses and we purchased the loans after disbursement. In recent years, we migrated away from this strategy due to the stronger profitability of our internal brands. The increased pressures on the profitability of student loans described above accelerated this shift. In 2007, 34 percent of our loan originations were from Lender Partners. For 2008, lender partner originations declined to 19 percent of total loan originations. They were just 10 percent in the fourth quarter. The Company believes that the contribution to total loan originations from Lender Partners will be immaterial in future years.

Growth in FFELP lending is expected to come from loan limit increases and capturing market share as other participants exit the sector (see APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” for a discussion of the history of student loan limits). In addition, the sharp contraction in household wealth is expected to increase the use of both federal and Private Education Loan programs. Offsetting these factors is an expected increase in participation in the FDLP. The FDLP program, with a market share of 20 percent in FFY 2007, had consistently lost market share since it peaked in FFY 1997 at 34 percent. In 2008, this trend reversed for the first time in over a decade due to the events described above and FDLP’s market share rose to 24 percent.

In recent years, consolidation loans were an integral part of the FFELP business. Students were able to fix their interest rate for twenty years or more. Very low interest rates persisted in the early part of this decade, resulting in high levels of loan consolidation. At the end of 2008, 63 percent of our average Managed FFELP loans were consolidation loans, down from 67 percent at the end of 2007. The CCRAA made consolidation loans virtually unprofitable; it also removed the interest rate incentive for borrowers to consolidate their loans. As a result, we no longer offer this product.

Private Education Loans

We bear the full credit risk for Private Education Loans, which are underwritten and priced according to credit risk based upon customized credit scoring criteria. Due to their higher risk profile, Private Education Loans have higher interest rates than FFELP loans. Over the last several years, there has been significant growth in Private Education Loans as tuition has increased faster than the rate of inflation and FFELP lending limits have not increased. This growth combined with relatively higher spreads led to Private Education Loans contributing a higher percentage of our net interest margin in recent years. We expect this trend to continue in the foreseeable future, despite recent increases in FFELP loan limits, in part due to margin erosion of FFELP student loans.

Our Private Education Loan portfolio grew at a compound annual growth rate of just under 30 percent over the last three years. The current credit environment has created significant challenges funding Private Education Loans and we have become more restrictive in our underwriting criteria. In addition, as discussed above, FFELP lending limits have increased significantly over the last three years. As a result of these factors, we expect originations of Private Education Loans to be lower in 2009 than in 2008.

At the beginning of 2008, we announced the discontinuation of non-traditional lending. Over the course of 2008, we made improvements in the structure, pricing, underwriting, servicing, collecting and funding of Private Education Loans. These changes were made to increase the profitability and decrease the risk of the product. For example, the average FICO score for loans disbursed in the fourth quarter of 2008 was up 26 points to 738 and the percentage of co-signed loans increased to 74 percent from 57 percent in the prior year.

These improvements in portfolio quality are being driven by our more selective underwriting criteria. We have instituted higher FICO cut-offs and require cosigners for borrowers with higher credit scores than in the past. Our experience shows that adding a cosigner to a loan reduces the default rate by more than 50 percent. We are also originating more loans at lower risk schools. We are capturing more data on our borrowers and cosigners and using this data in the credit decision and pricing process. We have also introduced judgmental lending. We plan to deploy up to one hundred credit analysts in our new Delaware credit center who will review applications for private credit.

During 2008, we enhanced our default aversion and collection processes. This included significantly reducing the granting of prospective forbearance as a result of a risk-based eligibility model and better development of a borrower’s ability to repay. Our focus is to remain in close contact with delinquent borrowers through our call centers, email and letters in order to improve our cure rates in each stage of delinquency to assist our borrowers in returning to current status.

Our largest Private Education Loan program is the Signature Student Loan®, which is offered to undergraduates and graduates through the financial aid offices of colleges and universities to supplement traditional FFELP loans. We also offer specialized loan products to graduate and professional students primarily through our MBA Loans®, LAWLOANS®, Sallie Mae Medical School Loans® and Sallie Mae DENTALoans® programs. During 2008, as a result of funding pressures, we curtailed the issuance of new Tuition Answer® loans.

Competition

The FDLP’s market share peaked at 34 percent in FFY 1997. The FDLP’s market share had steadily declined since then to 20 percent in FFY 2007. However, as discussed above, schools began to return to the FDLP in FFY 2008, driven by the concern that FFELP lenders were exiting the business, and FDLP’s market share rose to 24 percent.

Historically, we have faced competition for both federally guaranteed and non-guaranteed student loans from a variety of financial institutions including banks, thrifts and state-supported secondary markets. However, as a result of the CCRAA and the dislocation in the capital markets, the student loan industry is undergoing a significant transition. A number of student lenders have ceased operations altogether or curtailed activity. The environment of aggressive price competition between FFELP lenders has also lessened dramatically. Many of the FFELP lenders that remain in the business have been adjusting their pricing by reducing borrower benefits and other costs. As a result of these factors, we believe that as the largest student lender, we are well positioned to increase market share in the coming years. Our FFY 2008 FFELP originations totaled $17.1 billion, representing a 23 percent market share.

ASSET PERFORMANCE GROUP BUSINESS SEGMENT

In our APG business segment, we provide accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, and contingency collections services for student loans and other asset classes. In 2008, we decided to wind down our accounts receivable management and collections services on consumer and mortgage receivable portfolios that we purchased because we did not realize the expected synergies between this business and our traditional contingent student loan collection business.

In 2008, our APG business segment had revenues totaling $277 million and net loss of $106 million. Our largest customer, “United Student Aid Funds, Inc. (“USA Funds”), accounted for 37 percent, excluding impairments, of our revenue in this segment in 2008.

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

Contingency Collection Services

Our APG business segment is also engaged in the collection of defaulted student loans on behalf of various clients including guarantors, federal and state agencies, and schools. We earn fees that are contingent on the amounts collected. We provide collection services for ED and now have approximately 10 percent of the total market for such services. We have relationships with approximately 900 colleges and universities to provide collection services for delinquent student loans and other receivables from various campus-based programs. We also collected other debt for credit card issuers, federal and state agencies, and retail clients.

Competition

The private sector collections industry is highly fragmented with few large companies and a large number of small scale companies. The APG businesses that provide third-party collections services for ED, FFELP guarantors and other federal holders of defaulted debt are highly competitive. In addition to competing with other collection enterprises, we also compete with credit grantors who each have unique mixes of internal collections, outsourced collections and debt sales. The scale, diversification and performance of our APG business segment has been a competitive advantage for the Company.

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

Guarantor Services

We earn fees for providing a full complement of administrative services to FFELP guarantors. FFELP student loans are guaranteed by these agencies, with ED providing reinsurance to the guarantor. The guarantors are non-profit institutions or state agencies that, in addition to providing the primary guarantee on FFELP loans, are responsible for other activities, including:

•	guarantee issuance — the initial approval of loan terms and guarantee eligibility;

•	account maintenance — the maintaining, updating and reporting of records of guaranteed loans;

•	default aversion services — these services are designed to prevent a default once a borrower’s loan has been placed in delinquency status (we perform these activities within our APG business segment);

•	guarantee fulfillment — the review and processing of guarantee claims;

•	post-claim assistance — assisting borrowers in determining the best way to pay off a defaulted loan; and

•	systems development and maintenance — the development of automated systems to maintain compliance and accountability with ED regulations.

Currently, we provide a variety of these services to nine guarantors and, in AY 2007-2008, we processed $21.3 billion in new FFELP loan guarantees, of which $17.2 billion was for USA Funds, the nation’s largest guarantor. We processed guarantees for approximately 33 percent of the FFELP loan market in AY 2007-2008.

Guarantor servicing fee revenue, which includes guarantee issuance and account maintenance fees, was $121 million for the year ended December 31, 2008, 85 percent of which we earned from services performed on behalf of USA Funds. Under some of our guarantee services agreements, including our agreement with USA Funds, we receive certain scheduled fees for the services that we provide under such agreements. The payment for these services includes a contractually agreed-upon percentage of the account maintenance fees that the guarantors receive from ED.

The Company’s guarantee services agreement with USA Funds has a five-year term that will be automatically increased by an additional year on October 1 of each year unless prior notice is given by either party.

Our primary non-profit competitors in guarantor servicing are state and non-profit guarantee agencies that provide third-party outsourcing to other guarantors.

(See APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM — Guarantor Funding” for details of the fees paid to guarantors.)

Upromise

Upromise provides a number of programs that encourage consumers to save for college. Upromise has established a consumer savings network which is designed to promote college savings by consumers who are members of this program by encouraging them to purchase goods and services from the companies that participate in the program (“Participating Companies”). Participating Companies generally pay Upromise transaction fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the Participating Company. Typically, a percentage of the purchase price of the consumer members’ eligible purchases with Participating Companies is set aside in an account maintained by Upromise on behalf of its members.

Upromise, through its wholly owned subsidiaries, UII, a registered broker-dealer, and UIA, a registered investment advisor, provides program management, transfer and servicing agent services, and administration services for various 529 college-savings plans. UII and UIA manage more than $17.0 billion in 529 college-savings plans.

REGULATION

Like other participants in the FFELP, the Company is subject to the HEA and, from time to time, to review of its student loan operations by ED and guarantee agencies. As a servicer of federal student loans, the Company is subject to certain ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured student loans. In connection with our guarantor servicing operations, the Company must comply with, on behalf of its guarantor servicing customers, certain ED regulations that govern guarantor activities as well as agreements for reimbursement between the Secretary of Education and the Company’s guarantor servicing customers.

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

APG’s debt collection and receivables management activities are subject to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal laws and regulations that are applicable to our APG business segment include:

•	the Fair Debt Collection Practices Act;

•	the Fair Credit Reporting Act;

•	the Gramm-Leach-Bliley Act; and

•	the U.S. Bankruptcy Code.

Our APG business segment is subject to state laws and regulations similar to the federal laws and regulations listed above. Finally, certain APG subsidiaries are subject to regulation under the HEA and under the various laws and regulations that govern government contractors.

Sallie Mae Bank is subject to Utah banking regulations as well as regulations issued by the Federal Deposit Insurance Corporation, and undergoes periodic regulatory examinations.

UII and UIA, which administer 529 college-savings plans, are subject to regulation by the Municipal Securities Rulemaking Board, the Financial Industry Regulatory Authority (formerly the National Association of Securities Dealers, Inc.) and the Securities and Exchange Commission (“SEC”) through the Investment Advisers Act of 1940.

AVAILABLE INFORMATION

The SEC maintains an Internet site (http://www. sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding SLM Corporation and other companies that file electronically with the SEC. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and other periodic reports are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.salliemae.com/about/investors.

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

In 2008, the Company submitted the annual certification of its Chief Executive Officer regarding the Company’s compliance with the NYSE’s corporate governance listing standards, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.

In addition, we filed as exhibits to the Company’s Annual Report on Form 10-K for the years ended December 31, 2006 and 2007 and to this Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors

The Company faces a variety of significant risks that are inherent in our business. Risks that affect the Company may be grouped into the following categories: financial and funding, credit, operations, legislation and regulation, and market competition. Some of the more important risk factors that affect our business are described below.

Our business continues to be affected by the significant funding constraints in the credit market, dependence on various government funding sources, and higher and more volatile funding costs, both in absolute terms and relative to competing market instruments.

2008 was an extraordinarily disruptive year for the financial services sector. Tremendous volatility in the credit markets and significant declines in values affected all asset classes, including FFELP assets, which are no less than 97 percent guaranteed by the federal government. The disruption in the credit markets and legislative changes in the economics of the FFELP resulted in challenges for the Company to fund new loans at positive spreads and re-finance our existing portfolio.

The Company was able to meet the demand for new loan originations under the FFELP through funding and liquidity programs established by the federal government. Several of these programs are described in the “LIQUIDITY AND CAPITAL RESOURCES” section of this Form 10-K. These programs are not permanent and may not be extended upon their expiration dates. While the Company expects a normalization of market conditions, there is no assurance that the credit markets over time will return to a level that makes FFELP loan originations available or profitable beyond the time these programs are presently scheduled to end.

FFELP loans originated under the government programs mentioned above must be re-financed by the Company or sold to the government by a date determined under the terms of the programs. There is no assurance that the credit markets will return to a level that makes re-financing of these loans available or profitable before that date. If this is the case, the Company may sell these loans to the government, which at the current time could result in the loss of income associated with the ownership and servicing of the loans in the future.

Since the market disruptions began, the Company has funded private, non-federally guaranteed loan originations through term brokered deposits raised by Sallie Mae Bank. While this brokered-deposit funding market has been functioning well, there may be an ultimate limit to the size of this market for Sallie Mae Bank. Also, this source of funding creates certain re-financing risks because the average term of the deposits is shorter than the expected term of the Bank’s loan assets the deposits are funding. There is no assurance that this source of funding will continue to be available at a level and a cost that makes new private credit loan originations possible or profitable, nor is there any assurance that the loans can be re-financed at profitable margins. If deposit funding is not available at profitable levels, the origination of our Private Education Loans will be limited.

Recent market conditions have reduced our access to and increased the cost of borrowing for student loan asset-backed securities. If the government programs mentioned were to prove ineffective or were terminated and if alternative funding sources were not available, the Company may be compelled to reduce or suspend the origination of new loans. If we were unable to find cost-effective and stable funding alternatives, our funding and liquidity would be negatively impacted and our cost of funds could increase, adversely affecting our results of operations.

The Company expects that current market conditions will not always persist and that access to market funding will eventually improve and become less volatile. Even upon the expected normalization of the capital markets, however, the Company will be exposed to typical financing risks. Factors that could make financing difficult, more expensive or unavailable on any terms include, but are not limited to, financial results and losses of the Company, changes within our organization, events that have an adverse impact on our reputation, changes in the activities of our business partners, disruptions in the capital markets, events that have an adverse impact on the financial services industry, counterparty availability, changes affecting our assets, corporate and regulatory actions, absolute and comparative interest rate changes, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions.

At some time, the Company may decide that it is prudent or necessary to raise additional equity capital through the sale of common stock, preferred stock, or securities that convert into common stock. There are no restrictions on entering into the sale of any equity securities in either public or private transactions, except that any private transaction involving more than 20 percent of shares outstanding requires shareholder approval. Under current market conditions, the terms of an equity transaction may subject existing security holders to potential subordination or dilution and may involve a change in governance.

The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements. This mismatch exposes us to risk in the form of basis risk and repricing risk.

The Company’s funding sources do not exactly match the interest rate indices, re-set frequencies, and maturities of the Company’s loan assets. While most of such basis risks are hedged using interest rate swap contracts, such hedges are not always perfect matches and, therefore, may result in losses. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. For instance, the spread between 3-month CP and 3-month LIBOR was unusually volatile and wide in the fourth quarter of 2008 due to the unintended consequences of the Federal Reserve’s operations in the CP market. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

The rating agencies could downgrade our ratings, which could limit our access to financing, increase the cost of financing or trigger obligations under collateralized financing arrangements.

Our credit ratings are important to our liquidity, particularly in times when the asset-backed securitization market is uncertain. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs, limit our access to the markets or trigger obligations under certain provisions in collateralized arrangements. Under these provisions, counterparties may require us to post additional collateral, segregate collateral or terminate certain contracts. Termination of our collateralized financing contracts could cause us to sustain losses and impair our liquidity by necessitating the use of other sources of financing.

There is no assurance that the ABCP Facility of $26 billion, as described in the “LIQUIDITY AND CAPITAL RESOURCES” section, which has a scheduled maturity date of April 28, 2009, will be extended on cost effective terms.

As reported on February 2, 2009, the Company and the parties to the $26 billion ABCP Facility that provides funding for the Company’s federally-guaranteed student loans and private education loans agreed to extend the Facility by 60 days. The new scheduled maturity date of the Facility is April 28, 2009 and the new scheduled termination date is July 27, 2009. There can be no assurance that the Company will be able to cost-effectively refinance the Facility. Furthermore, foreclosure on the student loans securing the Facility might occur if we were not able to refinance the Facility at all. Either event could adversely affect the operations, capital and compliance with other debt/lender covenants of the Company.

Unexpected and sharp changes in the overall economic environment may result in the credit performance of our loan portfolio being materially different from what we expect. In addition, the Company is also subject to the creditworthiness of counterparties to our derivative contracts.

The Company’s earnings are critically dependent on the evolving creditworthiness of our student loan customers. We maintain a reserve for credit losses based on current and past charge-offs, levels of past due loans and forbearances and expected economic conditions. However, management’s determination of the appropriate reserve level may under- or over-estimate future losses. If the credit quality of our customer base materially decreases, if a market risk changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer.

In addition to customer credit risk, we are exposed to other forms of credit risk, including counterparties to our derivative transactions. For example, the Company has exposure to the financial condition of its various lending, investment and derivative counterparties. If any of the Company’s counterparties is unable to perform its obligations, the Company would, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, related to derivative exposure, the Company may not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment. If the Company was not able to replace the derivative position, the Company may be exposed to a greater level of interest rate and/or foreign currency exchange rate risk which could lead to additional losses. The Company’s counterparty exposure is more fully discussed herein in “LIQUIDITY AND CAPITAL RESOURCES — Counterparty Exposure.”

Our businesses are regulated by state and federal laws and regulations and our failure to comply with these laws and regulations may result in significant costs or business sanctions.

The Company is subject to numerous state and federal laws and regulations. Loans originated and serviced under the FFELP are subject to legislative and regulatory changes. A summary of the program, which indicates its complexity and frequent changes, may be found in APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM” of this Form 10-K. We continually update our FFELP loan originations and servicing policies and procedures and our systems technologies, provide training to our staff and maintain quality control over processes through compliance reviews and internal and external audits. We are at risk, however, for misinterpretation of ED guidance and incorrect application of ED regulations and policies, which could result in fines, the loss of the federal guarantee on FFELP loans, or limits on our participation in the FFELP.

Our private credit lending and debt collection business are subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection regulation. Various state attorneys general have been active in this area of consumer protection. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators. Sallie Mae Bank is subject to state and FDIC regulation and at the time of this filing, was the subject of a cease and desist order for weaknesses in its compliance function. While the issues addressed in the order have largely been remediated, the action has not yet been lifted. We have committed resources to enhance our compliance function. Our failure to comply with various laws and regulations or with the terms of the cease and desist order could result in litigation expenses, fines, business sanctions, limitations on our ability to fund our Private Education Loans, which are currently funded by term deposits issued by Sallie Mae Bank, or restrictions on the operations of Sallie Mae Bank.

A failure of our operational systems or infrastructure, or those of our third-party vendors, could disrupt our business, result in disclosure of confidential customer information, damage our reputation and cause losses.

Our business is dependent on our ability to process and monitor, on a daily basis, a large number of transactions. These transactions must be processed in compliance with legal and regulatory standards and our product specifications, which we change to reflect our business needs. As processing demands change and grow, developing and maintaining our operational systems and infrastructure becomes increasingly challenging. Our reduction in operating expenses and off-shoring of certain processes has also increased challenges in maintaining accurate and efficient operations.

Our loan originations and servicing, financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are beyond our control, adversely affecting our ability to process these transactions. Any such failure could adversely affect our ability to service our clients, result in financial loss or liability to our clients, disrupt our business, result in regulatory action or cause reputational damage.

Despite the plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, communications, internet, transportation or other services used by us or third parties with which we conduct business. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations could negatively affect our business.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could jeopardize confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We routinely transmit and receive personal, confidential and proprietary information. We have put in place secure transmission capability, and may not be able to ensure secure transmissions and we may not be able to ensure that third parties with whom we work have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm.

Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses.

The preparation of our consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. A description of our critical accounting estimates and assumptions may be found in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in this Form 10-K. If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could result in actual results being significantly different than current estimates which could adversely affect our business.

Changes in laws and regulations that affect the FFELP in particular and consumer lending in general could affect the profitability of our business.

The FFELP portion of our business is authorized under the HEA, which is amended by Congress from time to time. ED administers the FFELP and modifies its guidance from time to time. We are also subject to various state and federal laws and regulations that govern our private credit lending and debt collection businesses.

Changes in laws and regulations that govern our businesses affect the profitability and viability of our businesses. For example, amendments made to the HEA in 2007 significantly reduced the profitability of our FFELP business. Also, the Administration’s budget for the 2010 fiscal year, submitted to Congress on February 26, 2009, includes proposals that could impact significantly the FFELP. It is possible that future changes in laws and regulations could negatively impact our ability to grow and be profitable. The Administration’s budget request and the current economic environment may make legislative changes more likely, making this risk to our business greater.

We operate in a competitive environment.

The financial services industry is highly competitive. We compete with banks and other consumer lending institutions, many with strong consumer brand name recognition. The market for federally-guaranteed student loans is shared among the Company and other private sector lenders who participate in the FFELP and the federal government through the FDLP. We compete based on our products and customer service. To the extent our competitors compete aggressively or more effectively, we could lose market share to them.

Our product offerings are primarily concentrated in loan and savings products for higher education expenses. This concentration is both a competitive advantage and a risk.

We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the market place. This concentration also creates risks in our business, particularly in light of our concentration as a FFELP lender. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, the cost of attendance of higher education decreases, if public support for higher education costs increases, or if the demand for higher education loans decreases or increases from one product to another, our business could be negatively affected. In addition, if we introduce new education loan products, there is a risk that those new products will not be accepted in the marketplace. Because we are not a diversified financial services company, we would not have other product offerings to offset any loss of business in the education credit market.

We may be adversely affected by deterioration in economic conditions.

A recession or downturn in the economy could make it difficult for us to originate new business, given the resultant reduced demand for consumer credit. Credit quality may also be impacted as borrowers may fail to meet their obligations. Adverse economic conditions may result in declines in collateral values. Accordingly, higher credit-related losses could impact our financial position. In addition, weaker credit quality could limit funding options, including capital markets activity, which could adversely impact the Company’s liquidity position.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by the Company:

		Approximate
Location	Function	Square Feet

Reston, VA	Headquarters	240,000
Fishers, IN	Loan Servicing and Data Center	450,000
Newark, DE	Credit and Collections Center	160,000
Wilkes Barre, PA	Loan Servicing Center	133,000
Killeen, TX(1)	Loan Servicing Center	133,000
Lynn Haven, FL	Loan Servicing Center	133,000
Indianapolis, IN	Loan Servicing Center	100,000
Big Flats, NY	Asset Performance Group and Collections Center	60,000
Arcade, NY(2)	Asset Performance Group and Collections Center	46,000
Perry, NY(2)	Asset Performance Group and Collections Center	45,000
Swansea, MA	AMS Headquarters	36,000

(1)	Excludes approximately 30,000 square feet Class B single story building on four acres, located across the street from the Loan Servicing Center.

(2)	In the first quarter of 2003, the Company entered into a ten year lease with the Wyoming County Industrial Development Authority with a right of reversion to the Company for the Arcade and Perry, New York facilities.

The following table lists the principal facilities leased by the Company as of December 31, 2008:

		Approximate
Location	Function	Square Feet

Niles, IL	AFS Headquarters	84,000
Newton, MA	Upromise	78,000
Cincinnati, OH	GRC Headquarters and Asset Performance Group and Collections Center	59,000
Muncie, IN	SLM — APG	54,000
Mt. Laurel, NJ	SLM Financial Headquarters and Operations	42,000
Moorestown, NJ	Pioneer Credit Recovery	30,000
Novi, MI(1)	Sallie Mae, Inc.	27,000
White Plains, NY	GRPFS	26,000
Gaithersburg, MD(2)	AFS Operations	24,000
Whitewater, WI	AFS Operations	16,000
Las Vegas, NV	Asset Performance Group and Collections Center	16,000
West Valley, NY(3)	Pioneer Credit Recovery	14,000
Batavia, NY	Pioneer Credit Recovery	13,000
Seattle, WA	NELA	13,000
Perry, NY	Pioneer Credit Recovery	12,000
Gainesville, FL(4)	SLM-LSC	11,000

(1)	Space vacated in September 2007; approximately 30 percent of space is currently being subleased.

(2)	Space vacated in September 2006; the Company is actively searching for subtenants or tenants.

(3)	Space vacated in June 2008; the Company is actively searching for subtenants or tenants.

(4)	Space vacated in September 2008.

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

The Company is involved in a number of judicial and regulatory proceedings, including those described below, concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the financial condition of the Company.

Investor Litigation

On January 31, 2008, a putative class action lawsuit was filed against the Company and certain officers in U. S. District Court for the Southern District of New York. This case and other actions arising out of the same circumstances and alleged acts have been consolidated and are now identified as In Re SLM Corporation Securities Litigation. The case purports to be brought on behalf of those who acquired common stock of the Company between January 18, 2007 and January 23, 2008 (the “Securities Class Period”). The complaint alleges that the Company and certain officers violated federal securities laws by issuing a series of materially false and misleading statements and that the statements had the effect of artificially inflating the market price for the Company’s securities. The complaint alleges that defendants caused the Company’s results for year-end 2006 and for the first quarter of 2007 to be materially misstated because the Company failed to adequately provide for loan losses, which overstated the Company’s net income, and that the Company failed to adequately disclose allegedly known trends and uncertainties with respect to its non-traditional loan portfolio. On July 23, 2008, the court appointed Westchester Capital Management (“Westchester”) Lead Plaintiff. On December 8, 2008, Lead Plaintiff filed a consolidated amended complaint. In addition to the prior allegations, the consolidated amended complaint alleges that the Company understated loan delinquencies and loan loss reserves by promoting loan forbearances. On December 19, 2008, and December 31, 2008, two rejected lead plaintiffs filed a challenge to Westchester as Lead Plaintiff. That motion is pending. Lead Plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs, and equitable and injunctive relief.

A similar case is pending against the Company, certain officers, retirement plan fiduciaries, and the Board of Directors, In Re SLM Corporation ERISA Litigation, also in the U.S. District Court for the Southern District of New York. The proposed class consists of participants in or beneficiaries of the Sallie Mae 401(K) Retirement Savings Plan (“401K Plan”) between January 18, 2007 and “the present” whose accounts included investments in Sallie Mae stock (“401K Class Period”). The complaint alleges breaches of fiduciary duties and prohibited transactions in violation of the Employee Retirement Income Security Act arising out of alleged false and misleading public statements regarding the Company’s business made during the 401(K) Class Period and investments in the Company’s common stock by participants in the 401(K) Plan. On December 15, 2008, Plaintiffs filed a Consolidated Class Action Complaint. The plaintiffs seek unspecified damages, attorneys’ fees, costs, and equitable and injunctive relief.

Lending and Collection Litigation and Investigations

On September 17, 2007, the Company became a party to a qui tam whistleblower case, United States ex. Rel. Rhonda Salmeron v. Sallie Mae, in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that various defendants submitted false claims and/or created records to support false claims in connection with collection activity on federally guaranteed student loans, and specifically that the Company was negligent in auditing the collection practices of one of the defendants. The plaintiffs seek money damages in excess of $12 million plus treble damages on behalf of the federal government. This case was dismissed with prejudice in August 2008 and was appealed to the Seventh Circuit Court of Appeals in September 2008. The appeal is pending.

On December 17, 2007, plaintiffs filed a complaint against the Company, Rodriguez v. SLM Corporation et al., in the U.S. District Court for the District of Connecticut alleging that the Company engaged in underwriting practices which, among other things, resulted in certain applicants for student loans being directed into substandard and expensive loans on the basis of race. The plaintiffs have not stated the relief they seek. Motions to dismiss Sallie Mae, Inc. and for summary judgment as to the Company are pending.

On April 6, 2007, the Company was served with a putative class action suit by several borrowers in U.S. District Court for the Central District of California (Anne Chae et al. v. SLM Corporation et al.) Plaintiffs challenge under California common and statutory law the Company’s FFELP billing practices as they relate to the use of the simple daily interest method for calculating interest, the charging of late fees while charging simple daily interest, and setting the first payment date at 60 days after loan disbursement for consolidation and PLUS loans thereby alleging that the Company effectively capitalizes interest. The plaintiffs seek unspecified actual and punitive damages, restitution, disgorgement of late fees, pre-judgment and post-judgment interest, attorneys’ fees, costs, and equitable and injunctive relief. On June 16, 2008, the Court granted summary judgment to the Company on all counts on the basis of federal preemption. The decision was appealed to the Ninth Circuit Court of Appeals. The appeal is pending.

The Office of the Inspector General (“OIG”) of ED has been conducting an audit of the Company’s billing practices for special allowance payments under what is known as the “9.5 percent floor calculation” since September 2007. The audit covers the period from 2003 through 2006 and is focused on the Company’s Nellie Mae subsidiaries. While the audit is not yet complete and there has been no definitive determination by the OIG auditors, initial indications are that the OIG disagrees with the Company’s billing practices on an immaterial portion of the Company’s bills. We continue to believe that our practices are consistent with longstanding ED guidance and all applicable rules and regulations. A final audit report has not been filed. Once a final report is filed, it will be presented to the Secretary of ED for consideration. The OIG has audited other industry participants on this issue and in certain cases the Secretary of ED has disagreed with the OIG’s recommendation.

The Company continues to respond to numerous requests from state attorneys general and other government agencies regarding marketing and debt collection practices.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company’s common stock as of January 31, 2009 was 833. The following table sets forth the high and low sales prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years.

Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2008	High	$23.00	$25.05	$19.81	$12.03
	Low	14.70	15.45	9.37	4.19
2007	High	$49.96	$57.96	$58.00	$53.65
	Low	40.30	40.60	41.73	18.68

The Company paid quarterly cash dividends of $.22 for the first quarter of 2006, $.25 for the last three quarters of 2006 and $.25 for the first quarter of 2007. There were no cash dividends paid in 2008.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s common share repurchases during 2008 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled approximately 600 thousand shares for 2008). See Note 11, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
	Purchased	Share	or Programs	Programs
(Common shares in millions)

Period:
January 1 – March 31, 2008	.3	$19.82	—	38.8
April 1 – June 30, 2008	.2	23.74	—	38.8
July 1 – September 30, 2008	.1	19.32	—	38.8
October 1 – October 31, 2008	—	—	—	38.8
November 1 – November 30, 2008	—	—	—	38.8
December 1 – December 31, 2008	—	—	—	38.8

Total fourth quarter	—	—	—

Year ended December 31, 2008	.6	$20.10	—

Stock Performance

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on its common stock to that of Standard & Poor’s 500 Stock Index and Standard & Poor’s Financials Index. The graph assumes a base investment of $100 at December 31, 2003 and reinvestment of dividends through December 31, 2008.

Five Year Cumulative Total Shareholder Return

Company/Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

SLM Corporation	$100.0	$143.7	$150.5	$135.9	$56.8	$25.1
S&P Financials Index	100.0	110.7	117.7	139.9	114.5	52.4
S&P 500 Index	100.0	110.7	116.1	134.2	141.6	89.8

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data

Selected Financial Data 2004-2008
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

	2008	2007	2006	2005	2004

Operating Data:
Net interest income	$1,365	$1,588	$1,454	$1,451	$1,299
Net income (loss)	(213)	(896)	1,157	1,382	1,914
Basic earnings (loss) per common share	(.69)	(2.26)	2.73	3.25	4.36
Diluted earnings (loss) per common share	(.69)	(2.26)	2.63	3.05	4.04
Dividends per common share	—	.25	.97	.85	.74
Return on common stockholders’ equity	(9)%	(22)%	32%	45%	73%
Net interest margin	.93	1.26	1.54	1.77	1.92
Return on assets	(.14)	(.71)	1.22	1.68	2.80
Dividend payout ratio	—	(11)	37	28	18
Average equity/average assets	3.45	3.51	3.98	3.82	3.73
Balance Sheet Data:
Student loans, net	$144,802	$124,153	$95,920	$82,604	$65,981
Total assets	168,768	155,565	116,136	99,339	84,094
Total borrowings	160,158	147,046	108,087	91,929	78,122
Stockholders’ equity	4,999	5,224	4,360	3,792	3,102
Book value per common share	7.03	7.84	9.24	7.81	6.93
Other Data:
Off-balance sheet securitized student loans, net	$35,591	$39,423	$46,172	$39,925	$41,457

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Years ended December 31, 2006-2008
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

OVERVIEW

This section provides an overview of the Company’s 2008 business results from a financial perspective. Certain financial impacts of funding and liquidity, loan losses, asset growth, fee income, the distressed debt purchased paper business, operating expenses, and capital adequacy are summarized below. The income statement amounts discussed in this Overview section are on a “Core Earnings” basis.

As discussed in the Business section, legislative changes to the FFELP, the credit markets and the economic downturn impacted the Company’s financial results for 2008. The Company reported $526 million in “Core Earnings” net income, a decrease from $560 million in 2007. (“Core Earnings” are defined in “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment.”)

Funding and Liquidity

The Company’s results were affected by higher funding costs than in prior periods. The higher costs were, in part, related to the 2008 Asset-Backed Financing Facility; the after-tax fees for this Facility were $225 million for the year. This Facility was reduced from $34 billion at the beginning of the year to $28 billion by year end and was extended by 60 days to mature on April 28, 2009.

Our funding costs were also affected by higher than average interest rate index divergence. Most of our FFELP loans earn interest based on market CP rates; our funding costs are primarily based on LIBOR. Due to government intervention in the CP marketplace and other market dislocations, the spread widened as much as 200 basis points on certain days during the fourth quarter of 2008, compared to an average spread of 8 basis points in the third quarter of 2008. ED established an alternative interest rate calculation for a portion of the fourth quarter to address the issue, which resulted in a 21 basis point spread for the Company for the fourth quarter.

In the fourth quarter, we secured access to stable and profitable funding sources for new FFELP and Private Education Loan originations. ECASLA provides FFELP lenders with access to unlimited funding to meet student demand through AY 2009-2010. Our Private Education Loan originations are being funded by term deposits issued by Sallie Mae Bank.

The Company’s primary funding challenge is to replace our short-term funding sources, principally the 2008 Asset-Backed Financing Facility, with longer-term, lower-cost funding. Two federally-sponsored programs, the ED Conduit Program and the Federal Reserve Bank of New York’s Term Asset-Backed Liquidity Facility, which are discussed in the “LIQUIDITY AND CAPITAL RESOURCES” section, are under development and offer significant potential. At year end, approximately $30 billion in student loans assets were eligible for these programs, which are expected to be operational in the first quarter of 2009.

In 2008, we issued approximately $26 billion in term funding, including $18.5 billion in term FFELP ABS funding, which carried an average spread of 125 basis points over LIBOR. In early January 2009, we announced a $1.5 billion, 12.5 year asset-backed securities facility. The cost of this facility is expected to average LIBOR plus 5.75 percent and is expected to fund our Private Education Loans. Though significantly more expensive than historical transactions, this facility demonstrates term funding capability and availability for our Private Education Loan portfolio.

At year end, 70 percent of our Managed student loans were funded for the life of the loans and another 12 percent were funded for an average life of 4.3 years.

At year end, we held approximately $11 billion in primary liquidity, consisting of cash and short-term investments and committed lines of credit. We have $5.2 billion in standby liquidity in the form of unencumbered FFELP loans.

Loan Losses

On a “Core Earnings” basis, the loan loss provision for the year was $1 billion, of which $127 million was for FFELP loans. The provision for Private Education Loans in the fourth quarter was $348 million, approximately double the average of the first three quarters of the year. We began significantly increasing the Private Education Loan allowance for loan loss in the fourth quarter of 2007 and throughout 2008 primarily related to the continued weakening of the U.S. economy, which in particular impacts our non-traditional loans which are now moving into repayment status. At year end, our Private Education Loan allowance for loan loss covered approximately two years of expected losses for Private Education Loans.

Asset Growth

In 2008, the Company originated $17.9 billion in FFELP loans, a four percent increase over 2007. We refocused our FFELP originations on our internal lending brands, which grew 48 percent over 2007. We expect FFELP volume to exceed $20 billion in AY 2008-2009.

Private Education Loan originations for 2008 were $6.3 billion, a 20 percent decline from 2007. In 2008, the Company increased its underwriting standards and as a result, average FICO scores and loans with cosigner have increased. The Company expects to continue to increase its underwriting standards, shorten the term of Private Education Loans, and require interest payments while students are attending school. The impact of these product changes and the overall economy may impact future Private Education Loan asset growth.

Fee Income

Fee income from our contingency business was relatively stable, increasing $4 million from $336 million in 2007 to $340 million in 2008.

Fee income from our guarantor servicing business was $121 million for the year, a $35 million decrease from last year. The decrease was primarily due to legislative changes that reduce by 40 percent the account maintenance fee paid to guarantee agencies, and a one-time non-recurring increase to 2007 revenue of $15 million related to a contingency resolution.

A possible source of additional fee income for 2009 is an increase in third-party servicing. We originated $0.5 billion of FFELP loans for third parties in the fourth quarter, a 14 percent increase from the year-ago quarter. The Company will seek to be a loan servicer for ED under the Loan Purchase Program.

Purchased Paper Business

We have decided to exit the debt purchased paper business (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”). This line of business reported a $203 million after-tax loss for the year, primarily due to a $368 million pre-tax impairment charge. The economy and changes in real estate values will continue to impact this line of business.

Operating Expenses

Excluding restructuring expenses, fourth quarter 2008 operating expenses on a “Core Earnings” basis were $270 million, a 26 percent decrease from the year-ago period, exceeding the Company’s 20 percent cost reduction target. For 2008, operating expenses on a “Core Earnings” basis were $1.3 billion, compared to $1.4 billion in 2007.

Capital Adequacy

At year end, the Company’s tangible capital ratio was 1.8 percent of Managed assets, compared to 2 percent at 2007 year end. With 81 percent of our Managed loans carrying an explicit federal government guarantee and with 70 percent of our Managed loans funded for the life of the loan, we currently believe that our capital levels are appropriate. In the current economic environment, we cannot predict the availability nor cost of additional capital, should the Company determine that additional capital is necessary.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Note 2 to the consolidated financial statements, “Significant Accounting Policies,” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. The most significant estimates and assumptions relate to the following critical accounting policies that are discussed in more detail below.

Allowance for Loan Losses

We maintain an allowance for loan losses at an amount sufficient to absorb losses incurred in our FFELP loan and Private Education Loan portfolios at the reporting date based on a projection of estimated probable net credit losses incurred in the portfolio. We analyze those portfolios to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate net charge-off. We estimate the allowance for loan losses for our loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off, net of recoveries, and is a widely used reserving methodology in the consumer finance industry. We also use the migration analysis to estimate the amount of uncollectible accrued interest on Private Education Loans and write-off that amount against current period interest income. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Our default estimates are based on a loss confirmation period of generally two years (i.e., our allowance for loan loss covers the next two years of expected losses). The two-year estimate of the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement. We believe that the Private Education Loan and FFELP allowance for loan losses are appropriate to cover probable losses incurred in the student loan portfolio.

When calculating the allowance for loan losses on Private Education Loans, we divide the portfolio into categories of similar risk characteristics based on loan program type, loan status (in-school, grace, forbearance, repayment, and delinquency), underwriting criteria (FICO scores), and existence or absence of a cosigner. As noted above, we use historical experience of borrower default behavior and charge-offs to estimate the probable credit losses incurred in the loan portfolio at the reporting date. Also, we use historical borrower payment behavior to estimate the timing and amount of future recoveries on charged off loans. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, management reviews the adequacy of the allowance for loan losses and determines if qualitative adjustments need to be considered. One technique for making this determination is through projection modeling, which is used to determine if the allowance for loan losses is sufficient to absorb net credit losses anticipated during the loss confirmation period. Projection modeling is an independent forward-looking projection of net charge-offs. Assumptions that are utilized in the projection modeling include (but are not limited to) historical experience, recent changes in collection policies and procedures, collection performance, and macroeconomic indicators. Additionally, management considers changes in laws and regulations that could potentially impact the allowance for loan losses.

The majority of our Private Education Loan programs do not require that borrowers begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are generally low while the borrower is in school. At December 31, 2008, 38 percent of the principal balance in the higher education Managed Private Education Loan portfolio is related to borrowers who are in in-school or grace status and not required to make payments. As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will change accordingly.

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

In general, Private Education Loan principal is charged off against the allowance when the loan exceeds 212 days delinquency. As further discussed in “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses,” this period we corrected our charge-off methodology.

In the fourth quarter of 2007, we recorded provision expense of $667 million related to the Managed Private Education Loan portfolio. This significant increase in provision primarily related to the non-traditional portion of our loan portfolio (education loans made to certain borrowers that have or are expected to have a high default rate) which we had been expanding over the past few years. We have taken actions in 2008 to terminate these non-traditional loan programs because the performance of these loans is materially different from our original expectations and from the rest of our Private Education Loan programs. However, there can be no assurance that our non-traditional loans outstanding will not require additional significant loan provisions or have any further adverse effect on the overall credit quality of our Managed Private Education Loan portfolio.

Also, we have seen higher delinquencies and continued deterioration of the overall portfolio in 2008 due primarily to the weakening U.S. economy, which has resulted in increased provisioning for expected losses. If the economy continues to weaken beyond our expectations, the expected losses resulting from our default and collection estimates embedded in the allowance for loan losses could continue to increase.

FFELP loans are guaranteed as to their principal and accrued interest in the event of default subject to a Risk Sharing level set based on the date of loan disbursement. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. The CCRAA reduces the Risk Sharing level for loans disbursed on or after October 1, 2012 to 95 percent reimbursement, which will impact the allowance for loan losses in the future.

Similar to the Private Education allowance for loan losses, the FFELP allowance for loan losses uses historical experience of borrower default behavior and a two year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We divide the portfolio into categories of similar risk characteristics based on loan program type, school type and loan status. We then apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, management reviews the adequacy of the allowance for loan losses and determines if qualitative adjustments need to be considered.

The 2007 FFELP provision included one-time adjustments for the repeal of the Exceptional Performer program (and the resulting increase in our Risk Sharing percentage) due to the passage of the CCRAA, which was effective October 1, 2007, as well as increased provision related to the increase in our default expectations due to an increase in recent delinquencies and claim filings. The provision in 2008 increased due to an increase in delinquencies and claim filings from the weakening of the U.S. economy, as well as the portfolio transitioning to FFELP loans, which are subject to more Risk Sharing. Since we are impacted by changes in the laws and regulations of the FFELP, any changes made to the Risk Sharing levels could have a material impact on our FFELP allowance for loan losses. Also, if the economy continues to weaken beyond our expectations, the losses embedded in the FFELP allowance for loan losses could continue to increase.

Premium and Discount Amortization

For both federally insured and Private Education Loans, we account for premiums paid, discounts received, and capitalized direct origination costs incurred on the origination of student loans in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The unamortized portion of the premiums and the discounts is included in the carrying value of the student loans on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield over the estimated life of the student loan after giving effect to the amortization of purchase premiums and accretion of student loan discounts. In arriving at the expected yield, we make a number of estimates that when changed are reflected as a cumulative adjustment to interest income in the current period. The most critical estimates for premium and discount amortization are incorporated in the Constant Prepayment Rate (“CPR”), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. The CPR estimate is based on historical prepayments due to consolidation activity, defaults, and term extensions from the utilization of forbearance, as well as, management’s qualitative expectation of future prepayments and term extensions.

In the development of the CPR estimates, the effect of consolidation activity can be a significant assumption. Between 2003 and 2006, we experienced a surge in FFELP Stafford loan consolidation activity as a result of aggressive marketing and historically low interest rates. This, in turn, has had a significant effect on premium and discount amortization in our financial statements. More recently, as a result of the CCRAA and the current U.S. economic and credit environment, we, as well as many other industry competitors, have suspended our FFELP consolidation program. In lieu of consolidation, we may offer a term extension option for FFELP loans based on the borrower’s total indebtedness.

Based upon these market factors, we have updated our CPR assumptions that are affected by consolidation activity, and we have updated the estimates used in developing the cash flows and effective yield calculations as they relate to the amortization of student loan premium and discount amortization.

Consolidation activity affects estimates differently depending on whether the original loans being consolidated were on-balance sheet or off-balance sheet and whether the resulting consolidation is retained by us or consolidated with a third party. When we consolidate a loan that was in our portfolio, the term of that loan is generally extended and the term of the amortization of associated student loan premiums and discounts is likewise extended to match the new term of the loan. In that process, the unamortized premium balance must be adjusted to reflect the new expected term of the consolidated loan as if it had been in place from inception.

At the beginning of 2008, when we evaluated our estimates by taking into consideration the suspension of our FFELP consolidation program, there was an expectation of increased external consolidations to third parties, but an overall decrease in total consolidation activity (when taking into account both internal consolidations and consolidations to third parties) due to a lack of financial incentive for lenders to continue offering a consolidation product. External consolidations did not significantly increase as expected; therefore, the consolidation assumptions implemented in the first quarter of 2008 were reduced during the third quarter of 2008, as we made the decision to lower the consolidation rate as additional information became available.

Additionally, in previous years, the increased activity in FFELP Consolidation Loans had led to demand for the consolidation of Private Education Loans. Private Education Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to lower their monthly payments by extending the life of the loan and/or lowering their interest rate. The private loan consolidation assumption was established in 2007 and was changed to explicitly consider private loan consolidation in the same manner as for FFELP. Because of limited historical data on private loan consolidation, the assumption primarily relies on near term plan data and timing assumptions. In the second quarter of 2008, we suspended making private consolidation loans due to funding limitations which impacted this assumption.

The consolidation, default, term extension and other prepayment factors affecting our CPR estimates are impacted by changes in our business strategy, FFELP legislative changes, and changes to the current economic and credit environment. If our accounting estimates, especially CPRs, are different as a result of changes to our business environment or actual consolidation or default activity, the previously recognized interest income on our student loan portfolio based on the expected yield of the student loan would potentially result in a material adjustment in the current period.

Fair Value Measurement

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value within GAAP, and expands disclosures about fair value measurements. Accordingly, this statement does not change which types of instruments are carried at fair value, but rather establishes the framework for measuring fair value.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which deferred the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP delayed the implementation of SFAS No. 157 for our accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009.

As such, SFAS No. 157 applies to the recurring fair value measurements of our investment portfolio accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” our derivative portfolio and designated hedged assets or liabilities accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and our Residual Interest in off-balance sheet securitization trusts accounted for under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” In general, changes in the fair value of items measured at fair value on a recurring basis will affect the consolidated statement of income and capital each period. In addition, SFAS No. 157 applies to FFELP student loans accounted for as held-for-sale loans under Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others.” These loans are accounted for at the lower of cost or fair value and as such affect the consolidated statements of income and capital on a non-recurring basis. Lastly, the valuation principles set forth in SFAS No. 157 apply to all financial instruments disclosed at fair value under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” in Note 16, “Fair Values of Financial Instruments,” to the consolidated financial statements.

Liquidity is impacted to the extent that a decrease in fair value would result in less cash being received upon a sale of an investment. Liquidity is also impacted to the extent that changes in capital and net income affect compliance with principal financial covenants in our unsecured revolving credit facilities. Noncompliance with these covenants also impacts our ability to use our 2008 ABCP Facilities (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes”). Additionally, liquidity is impacted to the extent that changes in the fair value of derivative instruments result in the movement of collateral between us and our counterparties. Collateral agreements are bilateral and are based on the derivative fair values used to determine the net exposure between us and individual counterparties. For a general description of valuation techniques and models used for the above items, see Note 16, “Fair Values of Financial Instruments,” to the consolidated financial statements. For a discussion of the sensitivity of fair value estimates, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

In light of the recent economic turmoil occurring in the U.S., the FASB released FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” on October 10, 2008. This FSP clarified, among other things, that quotes and other market inputs need not be solely used to determine fair value if they do not relate to an active market. The FSP points out that when relevant observable market information is not available, an approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable (such as a discounted cash flow analysis). Regardless of the valuation technique applied, entities must include appropriate risk adjustments that market participants would make, including adjustments for non-performance risk (credit risk) and liquidity risk. In determining the fair value of the instruments that fall under SFAS No. 157, we have specifically taken into account both credit risk and liquidity risk as of December 31, 2008.

Significant assumptions used in fair value measurements including those related to credit and liquidity risk are as follows:

1.	Investments — Our investments primarily consist of overnight/weekly maturity instruments with high credit quality counterparties. However, we have considered credit and liquidity risk involving specific instruments. These assumptions have further been validated by the successful maturity of these investments in the period immediately following the end of the reporting period. In the fourth quarter 2008, we recorded an impairment of $8 million related to our investment in the Reserve Primary Fund based on an internal assessment of the collectability of our remaining investment. See “LIQUIDITY AND CAPITAL RESOURCES — Counterparty Exposure” for further discussion.

2.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. (See Note 9, “Derivative Financial Instruments — Risk Management Strategy,” to the consolidated financial statements for further discussion of our derivative agreements and their policy to require legally enforceable netting provisions and collateral agreements.) The net exposure for each counterparty is adjusted based on market information available for the specific counterparty including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, we fully collateralize the exposure minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral to counterparties, the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $41 million as of December 31, 2008. We also take into account changes in liquidity related to derivative positions and the fair value. We adjusted the fair value of certain less liquid positions by approximately $201 million to take into account a significant reduction in liquidity as of December 31, 2008, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives.

3.	Residual Interests — We have never sold our Residual Interests and we are unaware of any sales of student loan residual interests by others. As a result, these instruments have never been considered liquid. This lack of liquidity has always been taken into account when valuing the Residual Interests. The discount rate assumption related to the Private Education Loan Residual Interests has been increased every quarter since the fourth quarter of 2007 to take into account changes in credit and liquidity risks. The discount rate assumption related to the FFELP Loan Residual Interests was examined and deemed to accurately reflect the risks associated with these instruments each quarter through the second quarter of 2008. It was subsequently increased for both quarters ending

September 30, 2008 and December 31, 2008. We use non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interest. We also use the most current prepayment and default rate assumptions to project the expected cash flows used to value Residual Interests. These assumptions are internally developed and primarily based on analyzing the actual results of loan performance from past periods. See Note 8, “Student Loan Securitization,” to the consolidated financial statements for a discussion of all assumption changes made during the quarter to properly determine the fair value of the Residual Interests as well as a shock analysis to fair value related to all significant assumptions.

4.	Student Loans — Our FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair value is disclosed in compliance with SFAS No. 107. For both FFELP loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, and required return on equity. In addition, the Floor Income component of our FFELP loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions), or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases these are either infrequent or not observable. For FFELP loans classified as held-for-sale and accounted for at the lower of cost or market, the fair value is based on the committed sales price of the various loan purchase programs established by ED.

Securitization Accounting and Retained Interests

We regularly engage in securitization transactions as part of our Lending segment financing strategy (see also “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities”). In a securitization, we sell student loans to a trust that issues bonds backed by the student loans as part of the transaction. When our securitizations meet the sale criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of SFAS No. 125,” we record a gain on the sale of the student loans, which is the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received including the Residual Interest component of the Retained Interest in the securitization transaction. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. We have not structured any securitization transaction to meet the sale criteria since March 2007 and all securitizations settled since that date have been accounted for on-balance sheet as secured financings as a result.

We adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115,” effective January 1, 2008, whereby we elected to carry all existing Residual Interests at fair value with subsequent changes in fair value recorded in servicing and securitization revenue. Since there are no quoted market prices for our Residual Interests, we estimate their fair value both initially and each subsequent quarter using the key assumptions listed below:

•	The CPR (see “Premium and Discount Amortization” above for discussion of this assumption);

•	The expected credit losses from the underlying securitized loan portfolio. Although loss estimates related to the Allowance for Loan Loss are based on a loss confirmation period of generally two years, expected credit losses related to the Residual Interests use a life of loan default rate. The life of loan default rate is used to determine the percentage of the loan’s original balance that will default. The life of loan default rate is then applied using a curve to determine the percentage of the overall default rate that should be recognized annually throughout the life of the loan. (See also “Allowance for Loan Losses” above for the determination of default rates and the factors that may impact them.)

•	The discount rate used (see “Fair Value Measurement” discussed above).

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

Derivative Accounting

We use interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, Floor Income Contracts and interest rate cap contracts as an integral part of our overall risk management strategy to manage interest rate and foreign currency risk arising from our fixed rate and floating rate financial instruments. We account for these instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. We determine the fair value for our derivative instruments primarily by using pricing models that consider current market conditions and the contractual terms of the derivative contracts. Market inputs into the model include interest rates, forward interest rate curves, volatility factors, forward foreign exchange rates, and the closing price of our stock (related to our equity forward contracts). Inputs are generally from active financial markets; however, as mentioned under “Fair Value Measurements” above, adjustments are made for inputs from illiquid markets and to adjust for credit risk. In some instances, counterparty valuations are used in determining the fair value of a derivative when deemed a more appropriate estimate of the fair value. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized and, as such, the use of different pricing models or assumptions could produce different financial results. As a matter of policy, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. Any significant differences are identified and resolved appropriately.

SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that all of our derivatives are effective economic hedges and are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, basis swaps and equity forwards, do not qualify for “hedge treatment” under SFAS No. 133. Therefore, changes in market value along with the periodic net settlements must be recorded through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate and foreign currency exchange rate volatility, changing credit spreads during the period, and changes in our stock price (related to equity forwards), as well as, the volume and term of derivatives not receiving hedge accounting treatment. See also “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting” for a detailed discussion of our accounting for derivatives.

SELECTED FINANCIAL DATA

  Condensed Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%

Net interest income	$1,365	$1,588	$1,454	$(223)	(14)%	$134	9%
Less: provisions for loan losses	720	1,015	287	(295)	(29)	728	254

Net interest income after provisions for loan losses	645	573	1,167	72	13	(594)	(51)
Gains on student loan securitizations	—	367	902	(367)	(100)	(535)	(59)
Servicing and securitization revenue	262	437	553	(175)	(40)	(116)	(21)
Losses on loans and securities, net	(186)	(95)	(49)	(91)	(96)	(46)	(94)
Gains (losses) on derivative and hedging activities, net	(445)	(1,361)	(339)	916	67	(1,022)	(301)
Contingency fee revenue	340	336	397	4	1	(61)	(15)
Collections revenue (loss)	(64)	272	240	(336)	(124)	32	13
Guarantor servicing fees	121	156	132	(35)	(22)	24	18
Other income	392	385	338	7	2	47	14
Restructuring expenses	84	23	—	61	265	23	100
Operating expenses	1,357	1,529	1,346	(172)	(11)	183	14

Pre-tax income (loss)	(376)	(482)	1,995	106	22	(2,477)	(124)
Income tax expense (benefit)	(167)	412	834	(579)	(141)	(422)	(51)
Minority interest in net earnings of subsidiaries	4	2	4	2	100	(2)	(50)

Net income (loss)	(213)	(896)	1,157	683	76	(2,053)	(177)
Preferred stock dividends	111	37	36	74	200	1	3

Net income (loss) attributable to common stock	$(324)	$(933)	$1,121	$609	65%	$(2,054)	(183)%

Basic earnings (loss) per common share	$(.69)	$(2.26)	$2.73	$1.57	69%	$(4.99)	(183)%

Diluted earnings (loss) per common share	$(.69)	$(2.26)	$2.63	$1.57	69%	$(4.89)	(186)%

Dividends per common share	$—	$.25	$.97	$(.25)	(100)%	$(.72)	(74)%

Condensed Balance Sheets

			Increase (Decrease)
	December 31,		2008 vs. 2007
	2008	2007	$	%

Assets
FFELP Stafford and Other Student Loans, net	$44,025	$35,726	$8,299	23%
FFELP Stafford Loans Held-for-Sale	8,451	—	8,451	100
FFELP Consolidation Loans, net	71,744	73,609	(1,865)	(3)
Private Education Loans, net	20,582	14,818	5,764	39
Other loans, net	729	1,174	(445)	(38)
Cash and investments	5,112	10,546	(5,434)	(52)
Restricted cash and investments	3,535	4,600	(1,065)	(23)
Retained Interest in off-balance sheet securitized loans	2,200	3,044	(844)	(28)
Goodwill and acquired intangible assets, net	1,249	1,301	(52)	(4)
Other assets	11,141	10,747	394	4

Total assets	$168,768	$155,565	$13,203	8%

Liabilities and Stockholders’ Equity
Short-term borrowings	$41,933	$35,947	$5,986	17%
Long-term borrowings	118,225	111,098	7,127	6
Other liabilities	3,604	3,285	319	10

Total liabilities	163,762	150,330	13,432	9

Minority interest in subsidiaries	7	11	(4)	(36)
Stockholders’ equity before treasury stock	6,855	7,055	(200)	(3)
Common stock held in treasury	1,856	1,831	25	1

Total stockholders’ equity	4,999	5,224	(225)	(4)

Total liabilities and stockholders’ equity	$168,768	$155,565	$13,203	8%

RESULTS OF OPERATIONS

We present the results of operations first on a consolidated basis in accordance with GAAP. As discussed in “Item 1. Business,” we have two primary business segments, Lending and APG, plus a Corporate and Other business segment. Since these business segments operate in distinct business environments, the discussion following the Consolidated Earnings Summary is primarily presented on a segment basis. See “BUSINESS SEGMENTS” for further discussion on the components of each segment. Securitization gains and the ongoing servicing and securitization income are included in “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities.” The discussion of derivative market value gains and losses is under “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting.” The discussion of goodwill and acquired intangible amortization and impairment is discussed under “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Acquired Intangibles.”

CONSOLIDATED EARNINGS SUMMARY

The main drivers of our net income are the growth in our Managed student loan portfolio, which drives net interest income and securitization transactions, the spread we earn on student loans, unrealized gains and losses on derivatives that do not receive hedge accounting treatment, the timing and size of securitization gains, growth in our fee-based business, and expense control.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

For the year ended December 31, 2008, our net loss was $213 million or $.69 diluted loss per share, compared to a net loss of $896 million, or $2.26 diluted loss per share, for the year December 31, 2007. The effective tax rate for those periods was 45 percent and (86) percent, respectively. The movement in the effective tax rate was primarily driven by the permanent tax impact of excluding non-taxable gains and losses on equity forward contracts which were marked to market through earnings under SFAS No. 133 in 2007. Pre-tax loss decreased by $106 million versus the year-ago period primarily due to a decrease in net losses on derivative and hedging activities from $1.4 billion for the year ended December 31, 2007 to $445 million for the year ended December 31, 2008, which was primarily a result of the mark-to-market on the equity forward contracts in the fourth quarter of 2007.

There were no gains on student loan securitizations in the year ended December 31, 2008 compared to gains of $367 million in the year-ago period. We did not complete any off-balance sheet securitizations in the year ended December 31, 2008, versus one Private Education Loan securitization in the year-ago period. We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” on January 1, 2008, and elected the fair value option on all of the Residual Interests effective January 1, 2008. We made this election in order to simplify the accounting for Residual Interests by having all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” with changes in fair value recorded through other comprehensive income or under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” with changes in fair value recorded through income. We reclassified the related accumulated other comprehensive income of $195 million into retained earnings and as a result equity was not impacted at transition on January 1, 2008. Changes in fair value of Residual Interests on and after January 1, 2008 are recorded through servicing and securitization income. We have not elected the fair value option for any other financial instruments at this time. Servicing and securitization revenue decreased by $175 million from $437 million in the year ended December 31, 2007 to $262 million in the year ended December 31, 2008. This decrease was primarily due to a $425 million unrealized mark-to-market loss recorded under SFAS No. 159 in the current year compared to a $278 million unrealized mark-to-market loss in the prior year, which included both impairment and an unrealized mark-to-market gain recorded under SFAS No. 155. The increase in the unrealized mark-to-market loss in 2008 versus 2007 was primarily due to increases in the discount rates used to value the Residual Interests. See “LIQUIDITY AND CAPITAL RESOURCES — Residual Interest in Securitized Receivables” for further discussion of the factors impacting the fair values.

Net interest income after provisions for loan losses increased by $72 million in the year ended December 31, 2008 from the prior year. This increase was due to a $296 million decrease in provisions for loan losses, offset by a $224 million decrease in net interest income. The decrease in net interest income was primarily due to a decrease in the student loan spread (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”), an increase in the 2008 Asset-Backed Financing Facilities Fees, partially offset by a $25 billion increase in the average balance of on-balance sheet student loans. The decrease in provisions for loan losses relates to the higher provision amounts in the fourth quarter of 2007 for Private Education Loans, FFELP loans and mortgage loans, primarily due to a weakening U.S. economy. The significant provision in the fourth quarter of 2007 primarily related to the non-traditional portfolio which was particularly impacted by the weakening U.S. economy (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Activity in the Allowance for Private Education Loan Losses”).

For the year ended December 31, 2008, fee and other income and collections revenue totaled $790 million, a $359 million decrease from $1.1 billion in the prior year. This decrease was primarily the result of $368 million of impairment related to both declines in the fair value of mortgage loans and real estate held by our mortgage purchased paper subsidiary and related to our non-mortgage purchased paper subsidiary recorded in 2008 compared to $21 million in 2007 (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

Losses on loans and securities, net, totaled $186 million for the year ended December 31, 2008, a $91 million increase from $95 million incurred in the year ended December 31, 2007. Prior to the fourth quarter of 2008, these losses were primarily the result of our repurchase of delinquent Private Education Loans from our off-balance sheet securitization trusts. When Private Education Loans in our off-balance sheet securitization trusts that settled before September 30, 2005 became 180 days delinquent, we previously exercised our contingent call option to repurchase these loans at par value out of the trusts and recorded a loss for the difference in the par value paid and the fair market value of the loans at the time of purchase. We do not hold the contingent call option for any trusts that settled after September 30, 2005. Beginning in October 2008, we decided to no longer exercise our contingent call option. The loss in the fourth quarter of 2008 primarily relates to the sale of approximately $1.0 billion FFELP loans to ED under the ECASLA, which resulted in a $53 million loss. See “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs” for further discussion.

We are restructuring our business in response to the impact of CCRAA and current challenges in the capital markets. In conjunction with our restructuring plan, we are refocusing our lending activities, exiting certain customer relationships and product lines, and winding down our debt purchase paper businesses. As a result, during 2008 we have reduced our operating expenses by over 20 percent in the fourth quarter of 2008 compared to the fourth quarter of 2007, after adjusting for restructuring costs, growth and other investments. As part of our cost reduction efforts, restructuring expenses of $84 million and $23 million were recognized in the years ended December 31, 2008 and 2007, respectively. Restructuring expenses from the fourth quarter of 2007 through the fourth quarter of 2008 totaled $106 million. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 2,900 positions, or approximately 26 percent of the workforce. We estimate approximately $8 million to $15 million of additional restructuring expenses associated with our current cost reduction efforts will be incurred and our current restructuring plan will be substantially complete by the end of 2009. During 2009, we will continue to review our business to determine whether there are other opportunities to further streamline the business.

Operating expenses totaled $1.4 billion and $1.5 billion for the years ended December 31, 2008 and 2007, respectively. The year-over-year reduction is primarily due to our cost reduction efforts discussed above. Of these amounts, $91 million and $112 million, respectively, relate to amortization and impairment of goodwill and intangible assets.

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

Net interest income after provisions for loan losses decreased by $594 million versus the year ended December 31, 2006. The decrease was due to the year-over-year increase in the provisions for loan losses of $728 million, which offset the year-over-year $134 million increase in net interest income. The increase in net interest income was primarily due to an increase of $30.8 billion in the average balance of on-balance sheet interest earning assets offset by a decrease in the student loan spread (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin-On-Balance Sheet—Student Loan Spread — On-Balance Sheet”). The increase in provisions for loan losses relates to higher provision amounts for Private Education Loans, FFELP loans, and mortgage loans primarily due to a weakening U.S. economy (see “LENDING BUSINESS SEGMENT — Activity in the Allowance for Private Education Loan Losses; and — Total Provisions for Loan Losses”).

Fee and other income and collections revenue increased $42 million from $1.11 billion for the year ended December 31, 2006 to $1.15 billion for the year ended December 31, 2007.

As noted above, we began restructuring our business in the fourth quarter of 2007 in response to the impact of the CCRAA and current challenges in the capital markets. As part of our cost reduction efforts, $23 million of severance costs related to the elimination of approximately 400 positions across all areas of the Company were incurred in the fourth quarter of 2007.

Operating expenses increased by $183 million year-over-year. This increase in operating expenses was primarily due to $56 million in the Proposed Merger-related expenses incurred in 2007. Operating expenses in 2007 also included $93 million related to a full year of expenses for Upromise, acquired in August 2006, compared to $33 million incurred in 2006.

Our Managed student loan portfolio grew by $21.5 billion (or 15 percent), from $142.1 billion at December 31, 2006 to $163.6 billion at December 31, 2007. In 2007 we acquired $40.3 billion of student loans, an 8 percent increase over the $37.4 billion acquired in the year-ago period. The 2007 acquisitions included $9.3 billion in Private Education Loans, an 11 percent increase over the $8.4 billion acquired in 2006. In the year ended December 31, 2007, we originated $25.2 billion of student loans through our Preferred Channel, an increase of 8 percent over the $23.4 billion originated in the year-ago period.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006

Late fees and forbearance fees	$143	$136	$121
Asset servicing and other transaction fees	108	110	42
Loan servicing fees	26	26	48
Gains on sales of mortgages and other loan fees	3	11	15
Other	112	102	112

Total other income	$392	$385	$338

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

	Year Ended
	December 31, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,216	$—	$—
FFELP Consolidation Loans	3,748	—	—
Private Education Loans	2,752	—	—
Other loans	83	—	—
Cash and investments	304	—	25

Total interest income	9,103	—	25
Total interest expense	6,665	25	19

Net interest income (loss)	2,438	(25)	6
Less: provisions for loan losses	1,029	—	—

Net interest income (loss) after provisions for loan losses	1,409	(25)	6
Contingency fee revenue	—	340	—
Collections revenue (loss)	—	(63)	—
Guarantor serving fees	—	—	121
Other income	180	—	199

Total other income	180	277	320
Restructuring expenses	49	12	23
Operating expenses	589	398	277

Total expenses	638	410	300

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	951	(158)	26
Income tax expense (benefit)(1)	336	(56)	9
Minority interest in net earnings of subsidiaries	—	4	—

“Core Earnings” net income (loss)	$615	$(106)	$17

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended
	December 31, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,848	$—	$—
FFELP Consolidation Loans	5,522	—	—
Private Education Loans	2,835	—	—
Other loans	106	—	—
Cash and investments	868	—	21

Total interest income	12,179	—	21
Total interest expense	9,597	27	21

Net interest income (loss)	2,582	(27)	—
Less: provisions for loan losses	1,394	—	1

Net interest income (loss) after provisions for loan losses	1,188	(27)	(1)
Contingency fee revenue	—	336	—
Collections revenue	—	269	—
Guarantor serving fees	—	—	156
Other income	194	—	218

Total other income	194	605	374
Restructuring expenses	19	2	2
Operating expenses	690	388	339

Total expenses	709	390	341

Income before income taxes and minority interest in net earnings of subsidiaries	673	188	32
Income tax expense(1)	249	70	12
Minority interest in net earnings of subsidiaries	—	2	—

“Core Earnings” net income	$424	$116	$20

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended
	December 31, 2006
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,771	$—	$—
FFELP Consolidation Loans	4,690	—	—
Private Education Loans	2,092	—	—
Other loans	98	—	—
Cash and investments	705	—	7

Total interest income	10,356	—	7
Total interest expense	7,877	23	12

Net interest income (loss)	2,479	(23)	(5)
Less: provisions for loan losses	303	—	—

Net interest income (loss) after provisions for loan losses	2,176	(23)	(5)
Contingency fee revenue	—	397	—
Collections revenue	—	239	—
Guarantor servicing fees	—	—	132
Other income	177	—	155

Total other income	177	636	287
Restructuring expenses	—	—	—
Operating expenses	645	358	250

Total expenses	645	358	250

Income before income taxes and minority interest in net earnings of subsidiaries	1,708	255	32
Income tax expense(1)	632	94	12
Minority interest in net earnings of subsidiaries	—	4	—

“Core Earnings” net income	$1,076	$157	$20

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

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

Pre-tax Differences between “Core Earnings” and GAAP by Business Segment

Our “Core Earnings” are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision makers. Our “Core Earnings” are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. “Core Earnings” net income reflects only current period adjustments to GAAP net income, as described in the more detailed discussion of the differences between “Core Earnings” and GAAP that follows, which includes further detail on each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Years Ended December 31,
	2008			2007			2006
			Corporate			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments:
Net impact of securitization accounting	$(442)	$—	$—	$247	$—	$—	$532	$—	$—
Net impact of derivative accounting	(560)	—	—	217	—	(1,558)	131	—	(360)
Net impact of Floor Income	(102)	—	—	(169)	—	—	(209)	—	—
Net impact of acquired intangibles	(53)	(24)	(14)	(55)	(28)	(29)	(49)	(34)	(11)

Total “Core Earnings” adjustments to GAAP	$(1,157)	$(24)	$(14)	$240	$(28)	$(1,587)	$405	$(34)	$(371)

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

The following table summarizes “Core Earnings” securitization adjustments for the Lending operating segment for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(872)	$(818)	$(896)
Provisions for loan losses	309	380	16

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(563)	(438)	(880)
Intercompany transactions with off-balance sheet trusts	(141)	(119)	(43)

Net interest income on securitized loans, after provisions for loan losses	(704)	(557)	(923)
Gains on student loan securitizations	—	367	902
Servicing and securitization revenue	262	437	553

Total “Core Earnings” securitization adjustments(1)	$(442)	$247	$532

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

“Intercompany transactions with off-balance sheet trusts” in the above table relate primarily to losses that result from the repurchase of delinquent loans from our off-balance sheet securitization trusts. When Private Education Loans in our securitization trusts settling before September 30, 2005 became 180 days delinquent, we previously exercised our contingent call option to repurchase these loans at par value out of the trust and recorded a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. We do not hold the contingent call option for any trusts settled after September 30, 2005. In October 2008, the Company decided to no longer exercise its contingent call option.

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

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness under SFAS No. 133. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Under SFAS No. 133, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio, including our Retained Interests, earning Floor Income but that offsetting change in value is not recognized under SFAS No. 133. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Prior to SFAS No. 133, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required by SFAS No. 133. Additionally, some of our FFELP loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

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

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the years ended December 31, 2008, 2007 and 2006 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Years Ended December 31,
	2008	2007	2006

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(445)	$(1,361)	$(339)
Less: Realized (gains) losses on derivative and hedging activities, net(1)	(107)	18	109

Unrealized gains (losses) on derivative and hedging activities, net	(552)	(1,343)	(230)
Other pre-SFAS No. 133 accounting adjustments	(8)	2	1

Total net impact of SFAS No. 133 derivative accounting(2)	$(560)	$(1,341)	$(229)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(488)	$(67)	$(50)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	563	47	(59)
Foreign exchange derivatives gains/(losses) reclassified to other income	11	—	—
Net realized gains (losses) on terminated derivative contracts reclassified to other income	21	2	—

Total reclassifications of realized (gains)losses on derivative and hedging activities	107	(18)	(109)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(552)	(1,343)	(230)

Gains (losses) on derivative and hedging activities, net	$(445)	$(1,361)	$(339)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
	2008	2007	2006

Floor Income Contracts	$(529)	$(209)	$176
Equity forward contracts	—	(1,558)	(360)
Basis swaps	(239)	360	(58)
Other	216	64	12

Total unrealized gains (losses) on derivative and hedging activities, net	$(552)	$(1,343)	$(230)

Unrealized gains and losses on Floor Income Contracts are primarily caused by changes in interest rates. In general, an increase in interest rates results in an unrealized gain and vice versa. Unrealized gains and losses on equity forward contracts fluctuate with changes in the Company’s stock price. Unrealized gains and losses on basis swaps result from changes in the spread between indices and on changes in the forward interest rate curves that impact basis swaps hedging repricing risk between quarterly reset debt and daily reset assets. Other unrealized gains are primarily the result of ineffectiveness on cross-currency interest rate swaps hedging foreign currency denominated debt related to differences between forward and spot foreign currency exchange rates.

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006

“Core earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$69	$—	$—
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(171)	(169)	$(209)

Total “Core Earnings” Floor Income adjustments(1)	$(102)	$(169)	$(209)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

4) Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. These amounts totaled $91 million, $112 million and $94 million, respectively, for the years ended December 31, 2008, 2007 and 2006. As discussed in “ASSET PERFORMANCE GROUP BUSINESS SEGMENT,” the Company decided to wind down its purchased paper businesses. This decision resulted in $36 million of impairment of intangible assets for the year ended December 31, 2008, of which $28 million related to the impairment of two trade names and $8 million related to certain banking customer relationships. In 2007, we recognized impairments related principally to our mortgage origination and mortgage purchased paper businesses including approximately $20 million of goodwill and $10 million of value attributable to certain banking relationships. In connection with our acquisition of Southwest Student Services Corporation and Washington Transferee Corporation, we acquired certain tax exempt bonds that enabled us to earn a 9.5 percent SAP rate on student loans funded by those bonds in indentured trusts. In 2007 and 2006, we recognized intangible impairments of $9 million and $21 million, respectively, due to changes in projected interest rates used to initially value the intangible asset and to a regulatory change that restricts the loans on which we are entitled to earn a 9.5 percent yield.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans and Private Education Loans, which are not federally guaranteed. Typically a Private Education Loan is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP loans. While FFELP loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP loans, they currently share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both FFELP and Private Education Loans.

An overview of this segment and recent developments that have significantly impacted this segment are included in the “Item 1. Business,” section of this document.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Years Ended December 31,			% Increase (Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$2,216	$2,848	$2,771	(22)%	3%
FFELP Consolidation Loans	3,748	5,522	4,690	(32)	18
Private Education Loans	2,752	2,835	2,092	(3)	36
Other loans	83	106	98	(22)	8
Cash and investments	304	868	705	(65)	23

Total “Core Earnings” interest income	9,103	12,179	10,356	(25)	18
Total “Core Earnings” interest expense	6,665	9,597	7,877	(31)	22

Net “Core Earnings” interest income	2,438	2,582	2,479	(6)	4
Less: provisions for loan losses	1,029	1,394	303	(26)	360

Net “Core Earnings” interest income after provisions for loan losses	1,409	1,188	2,176	19	(45)
Other income	180	194	177	(7)	10
Restructuring expenses	49	19	—	158	100
Operating expenses	589	690	645	(15)	7

Total expenses	638	709	645	(10)	10

Income before income taxes and minority interest in net earnings of subsidiaries	951	673	1,708	41	(61)
Income tax expense	336	249	632	35	(61)

Income before minority interest in net earnings of subsidiaries	615	424	1,076	45	(61)
Minority interest in net earnings of subsidiaries	—	—	—	—	—

“Core Earnings” net income	$615	$424	$1,076	45%	(61)%

Net Interest Income

Changes in net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the years ended December 31, 2008, 2007 and 2006. This table reflects the net interest margin for the entire Company for our on-balance sheet assets. It is included in the Lending business segment discussion because the Lending business segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Years Ended December 31,
	2008		2007		2006
	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$44,291	4.50%	$31,294	6.59%	$21,152	6.66%
FFELP Consolidation Loans	73,091	4.35	67,918	6.39	55,119	6.43
Private Education Loans	19,276	9.01	12,507	11.65	8,585	11.90
Other loans	955	8.66	1,246	8.49	1,155	8.48
Cash and investments	9,279	2.98	12,710	5.57	8,824	5.70

Total interest-earning assets	146,892	4.95%	125,675	6.90%	94,835	6.94%

Non-interest-earning assets	9,999		9,715		8,550

Total assets	$156,891		$135,390		$103,385

Average Liabilities and Stockholders’ Equity
ED Participation Program facility	$1,727	3.43%	$—	—%	$—	—%
Term bank deposits	696	3.95	166	5.26	1	4.98
Other short-term borrowings	33,636	4.81	16,219	5.75	3,901	5.33

Short-term borrowings	36,059	4.73	16,385	5.74	3,902	5.33
Long-term borrowings	111,625	3.76	109,984	5.59	91,461	5.37

Total interest-bearing liabilities	147,684	4.00%	126,369	5.61%	95,363	5.37%

Non-interest-bearing liabilities	3,797		4,272		3,912
Stockholders’ equity	5,410		4,749		4,110

Total liabilities and stockholders’ equity	$156,891		$135,390		$103,385

Net interest margin		.93%		1.26%		1.53%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		(Decrease)
		Increase
		Attributable to
	(Decrease)	Change in
	Increase	Rate	Volume

2008 vs. 2007
Interest income	$(1,404)	$(3,163)	$1,759
Interest expense	(1,181)	(2,402)	1,221

Net interest income	$(223)	$(761)	$538

2007 vs. 2006
Interest income	$2,096	$(98)	$2,194
Interest expense	1,962	301	1,661

Net interest income	$134	$(399)	$533

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Years Ended December 31,
	2008	2007	2006

Student loan spread(1)(2)	1.28%	1.44%	1.68%
Other asset spread(1)(3)	(.27)	(.16)	.27

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	1.17	1.26	1.53
Less: 2008 Asset-Backed Financing Facilities fees	(.24)	—	—

Net interest margin	.93%	1.26%	1.53%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes” for a further discussion).

(2)	Composition of student loan spread:

Student loan yield, before Floor Income	5.60%	7.92%	7.93%
Gross Floor Income	.28	.05	.04
Consolidation Loan Rebate Fees	(.55)	(.63)	(.67)
Repayment Borrower Benefits	(.11)	(.12)	(.12)
Premium and discount amortization	(.16)	(.18)	(.14)

Student loan net yield	5.06	7.04	7.04
Student loan cost of funds	(3.78)	(5.60)	(5.36)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.28%	1.44%	1.68%

(3)	Comprised of investments, cash and other loans.

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

The student loan spread, before 2008 Asset-Backed Financing Facilities fees, for 2008 decreased 16 basis points from the prior year. The decrease was primarily due to an increase in our cost of funds, which was partially offset by an increase in Floor Income due to a decrease in interest rates in 2008 compared to 2007. The cost of funds for on-balance sheet student loans excludes the impact of basis swaps that are intended to economically hedge the re-pricing and basis mismatch between our funding and student loan asset indices; these swaps do not receive hedge accounting treatment under SFAS No. 133. We extensively use basis swaps to manage our basis risk associated with our interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges, and as a result, are required to be accounted for in the “gains (losses) on derivatives and hedging activities, net” line on the income statement, as opposed to being accounted for in interest expense. As a result, these basis swaps are not considered in the calculation of the cost of funds in the table above and therefore, in times of volatile movements of interest rates like those experienced in 2008, the student loan spread can significantly change. See “ ‘Core Earnings’ Net Interest Margin” in the following table, which reflects these basis swaps in interest expense and demonstrates the economic hedge effectiveness of these basis swaps.

The decrease in our student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for 2007 versus 2006 was primarily due to an increase in our cost of funds. The increase in the cost of funds is due to the same reason discussed above related to 2008. See “ ‘Core Earnings’ Net Interest Margin — ‘Core Earnings’ Basis Student Loan Spread,” which reflects these basis swaps in interest expense, and demonstrates the economic hedge effectiveness of these basis swaps. The decrease in the student loan spread was also due to an increase in the estimate of uncollectible accrued interest related to our Private Education Loans (see “ ‘Core Earnings’ Net Interest Margin — ‘Core Earnings’ Basis Student Loan Spread”).

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The other asset spread decreased 11 basis points from 2007 to 2008, and decreased 43 basis points from 2006 to 2007. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment under SFAS No. 133 and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below.

Net Interest Margin — On-Balance Sheet

The net interest margin, before 2008 Asset-Backed Financing Facilities fees, for 2008 decreased 9 basis points from the year-ago period and decreased 27 basis points from 2006 to 2007. The increase in the student loan portfolio as a percentage of the overall interest-earning asset portfolio from 2007 to 2008 resulted in an increase to net interest margin of 7 basis points due to the student loan portfolio earning a higher spread than the other asset portfolio. A decrease of 16 basis points relates primarily to the previous discussions of changes in the on-balance sheet student loan and other asset spreads. The student loan portfolio as a percentage of the overall interest earning asset portfolio did not change substantially from 2006 to 2007. The decrease in spread from 2006 to 2007 primarily related to the previously discussed changes in the on-balance sheet student loan and other asset spreads.

The 2008 Asset-Backed Financing Facilities closed on February 29, 2008. Amortization of the upfront commitment and liquidity fees began on that date.

“Core Earnings” Net Interest Margin

The following table analyzes the earnings from our portfolio of Managed interest-earning assets on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment”). The “ ‘Core Earnings’ Net Interest Margin” presentation and certain components used in the calculation differ from the “Net Interest Margin — On-Balance Sheet” presentation. The “Core Earnings” presentation, when compared to our on-balance sheet presentation, is different in that it:

•	includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Repayment Borrower Benefits yield adjustments;

•	includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as SFAS No. 133 hedges are recorded as part of the “gain (loss) on derivative and hedging activities, net” line on the income statement and are therefore not recognized in the on-balance sheet student loan spread. Under this presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our written Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense;

•	excludes unhedged Floor Income earned on the Managed student loan portfolio; and

•	includes the amortization of upfront payments on Floor Income Contracts in student loan income that we believe are economically hedging the Floor Income.

The following table reflects the “Core Earnings” net interest margin, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Years Ended December 31,
	2008	2007	2006

“Core Earnings” basis student loan spread(1):
FFELP loan spread	.83%	.96%	1.25%
Private Education Loan spread(2)	5.09	5.12	5.13

Total “Core Earnings” basis student loan spread(3)	1.63	1.67	1.84
“Core Earnings” basis other asset spread(1)(4)	(.51)	(.11)	.30

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.49	1.49	1.69
Less: 2008 Asset-Backed Financing Facilities fees	(.19)	—	—

“Core Earnings” net interest margin(5)	1.30%	1.49%	1.69%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes” for a further discussion).

(2)	“Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provision for loan losses	2.41%	.41%	3.75%
(3)	Composition of “Core Earnings” basis student loan spread:
	“Core Earnings” basis student loan yield	5.77%	8.12%	8.10%
	Consolidation Loan Rebate Fees	(.52)	(.57)	(.56)
	Repayment Borrower Benefits	(.11)	(.11)	(.09)
	Premium and discount amortization	(.14)	(.17)	(.16)

	“Core Earnings” basis student loan net yield	5.00	7.27	7.29
	“Core Earnings” basis student loan cost of funds	(3.37)	(5.60)	(5.45)

	“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.63%	1.67%	1.84%

(4)	Comprised of investments, cash and other loans
(5)	The average balances of our Managed interest-earning assets for the respective periods are:

	FFELP loans	$141,647	$127,940	$111,469
	Private Education Loans	32,597	26,190	19,723

	Total student loans	174,244	154,130	131,192
	Other interest-earning assets	12,403	17,455	14,148

	Total Managed interest-earning assets	$186,647	$171,585	$145,340

“Core Earnings” Basis Student Loan Spread

The “Core Earnings” basis student loan spread, before the 2008 Asset Backed Financing Facilities fees, for 2008 decreased 4 basis points from the prior year which was primarily due to an increase in the Company’s cost of funds. The increase in the Company’s cost of funds was due to an increase in the credit spreads on the Company’s debt issued during the past year due to the current credit environment. These decreases to the student loan spread were partially offset by the growth in the Private Education Loan portfolio which earns a higher margin than FFELP.

The “Core Earnings” basis student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for 2007 decreased 17 basis points from the prior year primarily due to the interest income reserve on our Private Education loans. We estimate the amount of Private Education Loan accrued interest on our balance sheet that is not reasonably expected to be collected in the future using a methodology consistent with the status-based migration analysis used for the allowance for Private Education Loans. We use this estimate to offset accrued interest in the current period through a charge to student loan interest income. As our provision for loan losses increased significantly in 2007 compared to 2006, we had a similar rise in the estimate of uncollectible accrued interest receivable. The Company also experienced a higher cost of funds in 2007 primarily due to the disruption in the credit markets, as previously discussed.

The “Core Earnings” basis FFELP loan spread for 2008 declined from 2007 and 2006 primarily as a result of the increase in the cost of funds previously discussed, as well as the mix of the FFELP portfolio shifting towards loans originated subsequent to October 1, 2007 which have lower yields as a result of the CCRAA. The “Core Earnings” basis Private Education Loan spread before provision for loan losses for 2008 was relatively consistent with 2007 and 2006. The changes in the “Core Earnings” basis Private Education Loan spread after provision for loan losses for all periods presented was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below (see “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses”).

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for 2008 decreased 40 basis points from 2007. The 2007 spread decreased by 41 basis points from 2006. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. Changes in this spread are also a result of the increase in our cost of funds as previously discussed.

“Core Earnings” Net Interest Margin

The “Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees, for 2008 was unchanged from the prior year and decreased 20 basis points from 2006 to 2007. The increase in the Managed student loan portfolio as a percentage of the overall Managed interest-earning asset portfolio from 2007 to 2008 resulted in an increase to “Core Earnings” net interest margin of 6 basis points due to the Managed student loan portfolio earning a higher spread than the Managed other interest-earning asset portfolio. This was offset by a decrease of 6 basis points primarily due to the previously discussed changes in the student loan and other asset spreads. The student loan portfolio as a percentage of the overall interest earning asset portfolio did not change substantially from 2006 to 2007. The decrease in spread from 2006 to 2007 primarily related to the previously discussed changes in the on-balance sheet student loan and other asset spreads.

The 2008 Asset-Backed Financing Facilities closed on February 29, 2008. Amortization of the upfront commitment and liquidity fees began on that date.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Managed Student Loan Balances, net

	December 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$18,961	$—	$18,961	$7,972	$26,933
Grace and repayment	32,455	70,511	102,966	14,231	117,197

Total on-balance sheet, gross	51,416	70,511	121,927	22,203	144,130
On-balance sheet unamortized premium/(discount)	1,151	1,280	2,431	(535)	1,896
On-balance sheet receivable for partially charged-off loans	—	—	—	222	222
On-balance sheet allowance for losses	(91)	(47)	(138)	(1,308)	(1,446)

Total on-balance sheet, net	52,476	71,744	124,220	20,582	144,802

Off-balance sheet:
In-school	473	—	473	1,629	2,102
Grace and repayment	6,583	15,078	21,661	12,062	33,723

Total off-balance sheet, gross	7,056	15,078	22,134	13,691	35,825
Off-balance sheet unamortized premium/(discount)	105	462	567	(361)	206
Off-balance sheet receivable for partially charged-off loans	—	—	—	92	92
Off-balance sheet allowance for losses	(18)	(9)	(27)	(505)	(532)

Total off-balance sheet, net	7,143	15,531	22,674	12,917	35,591

Total Managed	$59,619	$87,275	$146,894	$33,499	$180,393

% of on-balance sheet FFELP	42%	58%	100%
% of Managed FFELP	41%	59%	100%
% of total	33%	48%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans and also includes federally insured PLUS and HEAL loans.

	December 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$14,390	$—	$14,390	$6,735	$21,125
Grace and repayment	20,469	72,306	92,775	9,437	102,212

Total on-balance sheet, gross	34,859	72,306	107,165	16,172	123,337
On-balance sheet unamortized premium/(discount)	915	1,344	2,259	(468)	1,791
On-balance sheet receivable for partially charged-off loans	—	—	—	118	118
On-balance sheet allowance for losses	(48)	(41)	(89)	(1,004)	(1,093)

Total on-balance sheet, net	35,726	73,609	109,335	14,818	124,153

Off-balance sheet:
In-school	1,004	—	1,004	3,117	4,121
Grace and repayment	8,334	15,968	24,302	11,082	35,384

Total off-balance sheet, gross	9,338	15,968	25,306	14,199	39,505
Off-balance sheet unamortized premium/(discount)	154	482	636	(355)	281
Off-balance sheet receivable for partially charged-off loans	—	—	—	28	28
Off-balance sheet allowance for losses	(20)	(9)	(29)	(362)	(391)

Total off-balance sheet, net	9,472	16,441	25,913	13,510	39,423

Total Managed	$45,198	$90,050	$135,248	$28,328	$163,576

% of on-balance sheet FFELP	33%	67%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

(1)	FFELP category is primarily Stafford loans and also includes federally insured PLUS and HEAL loans.

Student Loan Average Balances (net of unamortized premium/discount)

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

	Year Ended December 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$44,291	$73,091	$117,382	$19,276	$136,658
Off-balance sheet	8,299	15,966	24,265	13,321	37,586

Total Managed	$52,590	$89,057	$141,647	$32,597	$174,244

% of on-balance sheet FFELP	38%	62%	100%
% of Managed FFELP	37%	63%	100%
% of total	30%	51%	81%	19%	100%

	Year Ended December 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$31,294	$67,918	$99,212	$12,507	$111,719
Off-balance sheet	11,533	17,195	28,728	13,683	42,411

Total Managed	$42,827	$85,113	$127,940	$26,190	$154,130

% of on-balance sheet FFELP	32%	68%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

	Year Ended December 31, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$21,152	$55,119	$76,271	$8,585	$84,856
Off-balance sheet	19,546	15,652	35,198	11,138	46,336

Total Managed	$40,698	$70,771	$111,469	$19,723	$131,192

% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	37%	63%	100%
% of total	31%	54%	85%	15%	100%

(1)	FFELP category is primarily Stafford loans and also includes federally insured PLUS and HEAL loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after December 31, 2008 and 2007, based on interest rates as of those dates.

	December 31, 2008			December 31, 2007
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$104.9	$16.1	$121.0	$89.3	$17.1	$106.4
Off-balance sheet student loans	15.0	7.0	22.0	15.9	9.2	25.1

Managed student loans eligible to earn Floor Income	119.9	23.1	143.0	105.2	26.3	131.5
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(64.3)	(1.3)	(65.6)	(45.9)	(1.5)	(47.4)
Less: economically hedged Floor Income Contracts	(28.6)	—	(28.6)	(15.7)	(17.4)	(33.1)

Net Managed student loans eligible to earn Floor Income	$27.0	$21.8	$48.8	$43.6	$7.4	$51.0

Net Managed student loans earning Floor Income as of December 31,	$4.3	$4.8	$9.1	$1.3	$7.4	$8.7

We have sold Floor Income contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period January 1, 2009 to September 30, 2013. These loans are both on and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	Years Ended December 31,
(Dollars in billions)	2009	2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$21	$19	$16	$16	$4

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

When Private Education Loans in our securitized trusts settling before September 30, 2005, became 180 days delinquent, we previously exercised our contingent call option to repurchase these loans at par value out of the trust and recorded a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. We account for these loans in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Revenue is recognized over the anticipated remaining life of the loan based upon the amount and timing of anticipated cash flows. Beginning in October 2008, the Company decided to no longer exercise its contingent call option. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged-off at day 212. We do not hold the contingent call option for any trusts settled after September 30, 2005.

When measured as a percentage of ending loans in repayment, the off-balance sheet allowance for loan losses percentage is lower than the on-balance sheet percentage because of the different mix of loans on-balance sheet and off-balance sheet.

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends as of December 31, 2008, 2007 and 2006. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2008		2007		2006
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,159		$8,151		$5,218
Loans in forbearance(2)	862		974		359
Loans in repayment and percentage of each status:
Loans current	9,748	87.2%	6,236	88.5%	4,214	86.9%
Loans delinquent 31-60 days(3)	551	4.9	306	4.3	250	5.1
Loans delinquent 61-90 days(3)	296	2.6	176	2.5	132	2.7
Loans delinquent greater than 90 days(3)	587	5.3	329	4.7	255	5.3

Total Private Education Loans in repayment	11,182	100%	7,047	100%	4,851	100%

Total Private Education Loans, gross	22,203		16,172		10,428
Private Education Loan unamortized discount	(535)		(468)		(365)

Total Private Education Loans	21,668		15,704		10,063
Private Education Loan receivable for partially charged-off loans	222		118		64
Private Education Loan allowance for losses	(1,308)		(1,004)		(372)

Private Education Loans, net	$20,582		$14,818		$9,755

Percentage of Private Education Loans in repayment		50.4%		43.6%		46.5%

Delinquencies as a percentage of Private Education Loans in repayment		12.8%		11.5%		13.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		7.2%		12.1%		6.9%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2008		2007		2006
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,461		$4,963		$5,608
Loans in forbearance(2)	700		1,417		822
Loans in repayment and percentage of each status:
Loans current	8,843	92.8%	7,403	94.7%	6,419	94.5%
Loans delinquent 31-60 days(3)	315	3.3	202	2.6	222	3.3
Loans delinquent 61-90 days(3)	121	1.3	84	1.1	60	.9
Loans delinquent greater than 90 days(3)	251	2.6	130	1.6	91	1.3

Total Private Education Loans in repayment	9,530	100%	7,819	100%	6,792	100%

Total Private Education Loans, gross	13,691		14,199		13,222
Private Education Loan unamortized discount	(361)		(355)		(303)

Total Private Education Loans	13,330		13,844		12,919
Private Education Loan receivable for partially charged-off loans	92		28		—
Private Education Loan allowance for losses	(505)		(362)		(86)

Private Education Loans, net	$12,917		$13,510		$12,833

Percentage of Private Education Loans in repayment		69.6%		55.1%		51.4%

Delinquencies as a percentage of Private Education Loans in repayment		7.2%		5.3%		5.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.8%		15.3%		10.8%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2008		2007		2006
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$13,620		$13,114		$10,826
Loans in forbearance(2)	1,562		2,391		1,181
Loans in repayment and percentage of each status:
Loans current	18,591	89.8%	13,639	91.7%	10,633	91.3%
Loans delinquent 31-60 days(3)	866	4.2	508	3.4	472	4.0
Loans delinquent 61-90 days(3)	417	2.0	260	1.8	192	1.7
Loans delinquent greater than 90 days(3)	838	4.0	459	3.1	346	3.0

Total Private Education Loans in repayment	20,712	100%	14,866	100%	11,643	100%

Total Private Education Loans, gross	35,894		30,371		23,650
Private Education Loan unamortized discount	(896)		(823)		(668)

Total Private Education Loans	34,998		29,548		22,982
Private Education Loan receivable for partially charged-off loans	314		146		64
Private Education Loan allowance for losses	(1,813)		(1,366)		(458)

Private Education Loans, net	$33,499		$28,328		$22,588

Percentage of Private Education Loans in repayment		57.7%		48.9%		49.2%

Delinquencies as a percentage of Private Education Loans in repayment		10.2%		8.3%		8.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		7.0%		13.9%		9.2%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Activity in the Allowance for Private Education Loan Losses

As discussed in detail under “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” the provisions for student loan losses represent the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, incurred in the portfolio of Private Education Loans.

The Company is changing its methodology used to present charge-offs related to Private Education Loans to more clearly reflect the expected loss. Net income, provision for loan loss expense, the net loan balance, default rate and expected recovery rate assumptions are not impacted by this change. Based on our historic experience, we expect to recover a portion of loans that default. This expected recovery is taken into account in arriving at our periodic provision for loan loss expense. Previously, once a loan has been delinquent for

212 days, we have charged off 100 percent of the loan balance, even though we had provisioned for the estimated loss of the defaulted loan balance, comprised of the full loan balance less the expected recovery.

The Company is changing its methodology to charge off the estimated loss of the defaulted loan balance to be consistent with the amount included in the provision. Actual recoveries are applied against the remaining loan balance that was not charged off. If actual periodic recoveries are less than originally expected, the difference results in immediate additional provision expense and charge off of such amount.

This revised methodology results in a charge-off equal to the amount provided for through the allowance for loan loss. As a result, the Company believes that this methodology better reflects the actual events occurring. Although there is diversity in practice on how charge-offs are presented, this method is more comparable to other financial institutions in how charge-offs and the related charge-off and allowance ratios are presented. The Company emphasizes that although the presentation improves the various charge-off and allowance ratios, the change does not reflect an improvement in the collectability of the Company’s loan portfolio.

As a result of this change, a $314 million receivable on a Managed basis ($222 million for GAAP) as of December 31, 2008, is being reclassified from the allowance for loan loss to the Private Education Loan balance. This amount represents the expected future recoveries related to previously defaulted loans (i.e., the amount not charged off when a loan defaults that has not yet been collected). As of December 31, 2008, the Company assumes it will collect, on average, 27 percent of a defaulted loan’s balance over an extended period of time. This recovery assumption is based on historic recovery rates achieved and is updated, as appropriate, on a quarterly basis.

The Company believes this change to be an immaterial correction of previous disclosures. Following are tables depicting the “Allowance for Private Education Loan Losses” as previously presented and as corrected for this change.

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2008, 2007 and 2006 as previously reported.

Activity in the Allowance for Private Education Loan Losses — Prior Presentation

	Activity in Allowance for Private Education Loans
	On-Balance Sheet			Off-Balance Sheet			Managed Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Allowance at beginning of period	$886	$308	$204	$334	$86	$78	$1,220	$394	$282
Provision for Private Education Loan losses	586	884	258	288	349	15	874	1,233	273

Charge-offs	(460)	(332)	(160)	(226)	(107)	(24)	(686)	(439)	(184)
Recoveries	36	32	23	9	—	—	45	32	23

Net charge-offs	(424)	(300)	(137)	(217)	(107)	(24)	(641)	(407)	(161)

Reclassification of interest reserve(1)	38	—	—	8	—	—	46	—	—

Balance before securitization of Private Education Loans	1,086	892	325	413	328	69	1,499	1,220	394
Reduction for securitization of Private Education Loans	—	(6)	(17)	—	6	17	—	—	—

Allowance at end of period	$1,086	$886	$308	$413	$334	$86	$1,499	$1,220	$394

Net charge-offs as a percentage of average loans in repayment	4.98%	5.04%	3.22%	2.68%	1.46%	.43%	3.86%	3.07%	1.62%
Net charge-offs as a percentage of average loans in repayment and forbearance	4.39%	4.54%	2.99%	2.31%	1.27%	.38%	3.37%	2.71%	1.47%
Allowance as a percentage of ending total loans, gross	4.89%	5.48%	2.96%	3.02%	2.35%	.65%	4.18%	4.02%	1.66%
Allowance as a percentage of ending loans in repayment	9.71%	12.57%	6.36%	4.34%	4.28%	1.26%	7.24%	8.21%	3.38%
Average coverage of net charge-offs	2.56	2.95	2.25	1.91	3.13	3.46	2.34	3.00	2.44
Ending total loans, gross	$22,203	$16,172	$10,428	$13,691	$14,199	$13,222	$35,894	$30,371	$23,650
Average loans in repayment	$8,533	$5,949	$4,257	$8,088	$7,305	$5,721	$16,621	$13,254	$9,978
Ending loans in repayment	$11,182	$7,047	$4,851	$9,530	$7,819	$6,792	$20,712	$14,866	$11,643

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest provision was reversed in interest income and then provided for through provision within the allowance for loan loss. For the year ended December 31, 2007, this amount was $21 million and $27 million on an On-Balance Sheet Basis and a Managed Basis, respectively, and for the year ended December 31, 2006, this amount was $12 million and $15 million on an On-Balance Sheet Basis and a Managed Basis, respectively.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at December 31, 2008, 2007 and 2006 as previously presented.

	December 31, 2008			December 31, 2007			December 31, 2006
		Non-			Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans, gross	$30,949	$4,945	$35,894	$25,791	$4,580	$30,371	$20,006	$3,644	$23,650
Ending loans in repayment	17,715	2,997	20,712	12,711	2,155	14,866	9,821	1,822	11,643
Private Education Loan allowance for losses	707	792	1,499	438	782	1,220	179	215	394
Net charge-offs as a percentage of average loans in repayment(1)	2.1%	14.3%	3.9%	1.5%	11.9%	3.1%	.6%	7.2%	1.6%
Allowance as a percentage of ending total loans, gross	2.3%	16.0%	4.2%	1.7%	17.1%	4.0%	.9%	5.9%	1.7%
Allowance as a percentage of ending loans in repayment	4.0%	26.4%	7.2%	3.5%	36.3%	8.2%	1.8%	11.8%	3.4%
Average coverage of net charge-offs(1)	2.4	2.3	2.3	2.6	3.3	3.0	3.3	2.0	2.4
Delinquencies as a percentage of Private Education Loans in repayment	7.1%	28.9%	10.2%	5.2%	26.3%	8.3%	5.4%	26.0%	8.7%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	2.6%	12.7%	4.0%	1.7%	11.1%	3.1%	1.5%	10.6%	3.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	6.7%	9.0%	7.0%	12.8%	19.4%	13.9%	8.7%	11.9%	9.2%

(1)	Full year actuals for the years ended December 31, 2008, 2007 and 2006.

Activity in the Allowance for Private Education Loan Losses — Corrected Presentation

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2008, 2007 and 2006 as corrected and discussed above.

	Activity in Allowance for Private Education Loans
	On-Balance Sheet			Off-Balance Sheet			Managed Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Allowance at beginning of period	$1,004	$372	$250	$362	$86	$78	$1,366	$458	$328
Provision for Private Education Loan losses	586	884	258	288	349	15	874	1,233	273
Charge-offs	(320)	(246)	(119)	(153)	(79)	(24)	(473)	(325)	(143)
Reclassification of interest reserve(1)	38	—	—	8	—	—	46	—	—

Balance before securitization of Private Education Loans	1,308	1,010	389	505	356	69	1,813	1,366	458
Reduction for securitization of Private Education Loans	—	(6)	(17)	—	6	17	—	—	—

Allowance at end of period	$1,308	$1,004	$372	$505	$362	$86	$1,813	$1,366	$458

Charge-offs as a percentage of average loans in repayment	3.75%	4.14%	2.79%	1.90%	1.09%	.43%	2.85%	2.46%	1.44%
Charge-offs as a percentage of average loans in repayment and forbearance	3.31%	3.72%	2.59%	1.64%	.94%	.38%	2.49%	2.17%	1.30%
Allowance as a percentage of the ending total loan balance(2)	5.83%	6.16%	3.55%	3.66%	2.54%	.66%	5.01%	4.48%	1.93%
Allowance as a percentage of ending loans in repayment	11.70%	14.25%	7.68%	5.29%	4.63%	1.26%	8.75%	9.19%	3.93%
Average coverage of charge-offs	4.08	4.08	3.14	3.29	4.56	3.46	3.83	4.19	3.19
Ending total loans(2)	$22,426	$16,290	$10,492	$13,782	$14,227	$13,222	$36,208	$30,517	$23,714
Average loans in repayment	$8,533	$5,949	$4,257	$8,088	$7,305	$5,721	$16,621	$13,254	$9,978
Ending loans in repayment	$11,182	$7,047	$4,851	$9,530	$7,819	$6,792	$20,712	$14,866	$11,643

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest provision was reversed in interest income and then provided for through provision within the allowance for loan loss. For the year ended December 31, 2007, this amount was $21 million and $27 million on an On-Balance Sheet Basis and a Managed Basis, respectively, and for the year ended December 31, 2006, this amount was $12 million and $15 million on an On-Balance Sheet Basis and a Managed Basis, respectively.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at December 31, 2008, 2007 and 2006 as corrected and discussed above.

	December 31, 2008			December 31, 2007			December 31, 2006
		Non-			Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(2)	$31,101	$5,107	$36,208	$25,848	$4,669	$30,517	$20,037	$3,677	$23,714
Ending loans in repayment	17,715	2,997	20,712	12,711	2,155	14,866	9,821	1,822	11,643
Private Education Loan allowance for losses	859	954	1,813	495	871	1,366	209	249	458
Charge-offs as a percentage of average loans in repayment(1)	1.4%	11.1%	2.9%	1.2%	9.5%	2.5%	.6%	6.3%	1.4%
Allowance as a percentage of ending total loan balance(2)	2.8%	18.7%	5.0%	1.9%	18.7%	4.5%	1.0%	6.8%	1.9%
Allowance as a percentage of ending loans in repayment	4.8%	31.8%	8.8%	3.9%	40.4%	9.2%	2.1%	13.7%	3.9%
Average coverage of charge-offs(1)	4.2	3.5	3.8	3.6	4.6	4.2	4.2	2.7	3.2
Delinquencies as a percentage of Private Education Loans in repayment	7.1%	28.9%	10.2%	5.2%	26.3%	8.3%	5.4%	26.0%	8.7%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	2.6%	12.7%	4.0%	1.7%	11.1%	3.1%	1.5%	10.6%	3.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	6.7%	9.0%	7.0%	12.8%	19.4%	13.9%	8.7%	11.9%	9.2%

(1)	Full year actuals for the years ended December 31, 2008, 2007 and 2006.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Due to the seasoning of the Managed Private Education Loan portfolio, shifts in its mix, the continued weakening of the U.S. economy, and other operational factors, the Company expected and has seen charge-off rates increase from the historically low levels experienced prior to 2007.

Managed provision expense decreased to $874 million in 2008 from $1.2 billion in 2007. In the fourth quarter of 2007, the Company recorded provision expense of $667 million for the Managed Private Education Loan portfolio. This significant level of provision expense compared to prior and subsequent quarters primarily related to the non-traditional portion of the Company’s Private Education Loan portfolio which the Company had been expanding over the past few years. The Company has terminated these non-traditional loan programs because the performance of these loans was found to be materially different from original expectations. The non-traditional portfolio is particularly impacted by the weakening U.S. economy and an underlying borrower’s ability to repay.

Although provision expense decreased from 2007 to 2008, provision expense remained elevated in 2008 due to an increase in delinquencies and charge-offs and the continued weakening of the U.S. economy. Managed delinquencies as a percentage of Private Education Loans in repayment increased from 8.3 percent at December 31, 2007 to 10.2 percent at December 31, 2008. Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 13.9 percent at December 31, 2007 to 7.0 percent at December 31, 2008.

Borrowers use the proceeds of Private Education Loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, borrowers’ repayment capability is expected to improve between the time the loan is made and the time they enter the post-education work force. Consistent with FFELP loans, we generally allow the loan repayment period on higher education Private Education Loans to begin six months after the borrower graduates (or “grace period”). This provides the borrower time after graduation to obtain a job to service the debt. For borrowers that need more time or experience hardships, we offer periods of forbearance similar to that provided to borrowers in the FFELP.

Forbearance involves granting the borrower a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance in this manner effectively extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and limits on the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting the forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of ultimate collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a borrower’s unique situation, including assumptions based on historical information and judgments. We combine borrower information with a risk-based segmentation model to assist in our decision making as to who will be granted forbearance based on our expectation as to a borrower’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

Forbearance may be granted to borrowers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current borrowers who are faced with a hardship and request forbearance time to provide temporary payment relief. In these circumstances, a borrower’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of their granted forbearance period, the borrower will enter repayment status as current and is expected to begin making their scheduled monthly payments on a go-forward basis.

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month end has decreased over the course of 2008, while the monthly average amount of loans granted forbearance in the fourth quarter of 2008 was consistent with the year-ago quarter at 6.5 percent of loans in repayment and forbearance. As of December 31, 2008, 3 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current during December. The majority of these borrowers would have previously received a forbearance which resulted in their loan being reflected in the forbearance status at month end, and eventually entering repayment status as current at the end of the forbearance period. These borrowers are now being placed in repayment status earlier than they previously would have been.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, over 70 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 12 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses.

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance	entering repayment	loans never entering
	for the first time	(all loans)	forbearance

In-school/grace/deferment	7.9%	8.1%	2.5%
Current	55.9	60.6	66.8
Delinquent 31-60 days	3.1	1.9	.4
Delinquent 61-90 days	1.6	.9	.2
Delinquent greater than 90 days	2.8	1.7	.3
Forbearance	7.1	4.9	—
Defaulted	12.0	5.9	4.4
Paid	9.6	16.0	25.4

Total	100%	100%	100%

The tables below show the composition and status of the Managed Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2008, loans in forbearance status as a percentage of loans in repayment and forbearance are 8.9 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 2.1 percent for loans that have been in active repayment status for more than 48 months. Approximately 90 percent of our Managed Private Education Loans in forbearance status have been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due			Not Yet in
December 31, 2008	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$13,620	$13,620
Loans in forbearance	1,406	106	50	—	1,562
Loans in repayment — current	12,551	3,798	2,242	—	18,591
Loans in repayment — delinquent 31-60 days	728	93	45	—	866
Loans in repayment — delinquent 61-90 days	351	44	22	—	417
Loans in repayment — delinquent greater than 90 days	691	97	50	—	838

Total	$15,727	$4,138	$2,409	$13,620	35,894

Unamortized discount					(896)
Receivable for partially charged-off loans					314
Allowance for loan losses					(1,813)

Total Managed Private Education Loans, net					$33,499

Loans in forbearance as a percentage of loans in repayment and forbearance	8.9%	2.6%	2.1%	—%	7.0%

	Monthly Scheduled Payments Due			Not Yet in
December 31, 2007	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$13,114	$13,114
Loans in forbearance	2,228	118	45	—	2,391
Loans in repayment — current	9,184	2,807	1,648	—	13,639
Loans in repayment — delinquent 31-60 days	407	64	37	—	508
Loans in repayment — delinquent 61-90 days	221	25	14	—	260
Loans in repayment — delinquent greater than 90 days	376	52	31	—	459

Total	$12,416	$3,066	$1,775	$13,114	30,371

Unamortized discount					(823)
Receivable for partially charged-off loans					146
Allowance for loan losses					(1,366)

Total Managed Private Education Loans, net					$28,328

Loans in forbearance as a percentage of loans in repayment and forbearance	17.9%	3.8%	2.5%	—%	13.9%

	Monthly Scheduled Payments Due			Not Yet in
December 31, 2006	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$10,826	$10,826
Loans in forbearance	1,106	50	25	—	1,181
Loans in repayment — current	7,181	2,151	1,301	—	10,633
Loans in repayment — delinquent 31-60 days	366	66	40	—	472
Loans in repayment — delinquent 61-90 days	149	27	16	—	192
Loans in repayment — delinquent greater than 90 days	254	60	32	—	346

Total	$9,056	$2,354	$1,414	$10,826	23,650

Unamortized discount					(668)
Receivable for partially charged-off loans					64
Allowance for loan losses					(458)

Total Managed Private Education Loans, net					$22,588

Loans in forbearance as a percentage of loans in repayment and forbearance	12.2%	2.1%	1.8%	—%	9.2%

The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 8 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	December 31,		December 31,		December 31,
	2008		2007		2006
	Forbearance	% of	Forbearance	% of	Forbearance	% of
	Balance	Total	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$1,075	69%	$1,641	69%	$870	74%
13 to 24 months	368	23	629	26	262	22
More than 24 months	119	8	121	5	49	4

Total	$1,562	100%	$2,391	100%	$1,181	100%

FFELP Loan Losses

FFELP Delinquencies and Forbearance

The tables below present our FFELP loan delinquency trends as of December 31, 2008, 2007 and 2006. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	December 31,
	2008		2007		2006
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$39,270		$31,200		$23,171
Loans in forbearance(2)	12,483		10,675		8,325
Loans in repayment and percentage of each status:
Loans current	58,811	83.8%	55,128	84.4%	45,664	86.0%
Loans delinquent 31-60 days(3)	4,044	5.8	3,650	5.6	2,787	5.2
Loans delinquent 61-90 days(3)	2,064	2.9	1,841	2.8	1,468	2.8
Loans delinquent greater than 90 days(3)	5,255	7.5	4,671	7.2	3,207	6.0

Total FFELP loans in repayment	70,174	100%	65,290	100%	53,126	100%

Total FFELP loans, gross	121,927		107,165		84,622
FFELP loan unamortized premium	2,431		2,259		1,563

Total FFELP loans	124,358		109,424		86,185
FFELP loan allowance for losses	(138)		(89)		(20)

FFELP loans, net	$124,220		$109,335		$86,165

Percentage of FFELP loans in repayment		57.6%		60.9%		62.8%

Delinquencies as a percentage of FFELP loans in repayment		16.2%		15.6%		14.0%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.1%		14.1%		13.5%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	December 31,
	2008		2007		2006
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,115		$5,060		$7,392
Loans in forbearance(2)	2,821		2,950		3,789
Loans in repayment and percentage of each status:
Loans current	12,441	81.9%	13,703	79.2%	16,655	77.7%
Loans delinquent 31-60 days(3)	881	5.8	1,017	5.9	1,278	6.0
Loans delinquent 61-90 days(3)	484	3.2	577	3.3	777	3.6
Loans delinquent greater than 90 days(3)	1,392	9.1	1,999	11.6	2,721	12.7

Total FFELP loans in repayment	15,198	100%	17,296	100%	21,431	100%

Total FFELP loans, gross	22,134		25,306		32,612
FFELP loan unamortized premium	567		636		741

Total FFELP loans	22,701		25,942		33,353
FFELP loan allowance for losses	(27)		(29)		(14)

FFELP loans, net	$22,674		$25,913		$33,339

Percentage of FFELP loans in repayment		68.7%		68.4%		65.7%

Delinquencies as a percentage of FFELP loans in repayment		18.1%		20.8%		22.3%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.7%		14.6%		15.0%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis FFELP
	Loan Delinquencies
	December 31,
	2008		2007		2006
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$43,385		$36,260		$30,563
Loans in forbearance(2)	15,304		13,625		12,114
Loans in repayment and percentage of each status:
Loans current	71,252	83.5%	68,831	83.3%	62,319	83.6%
Loans delinquent 31-60 days(3)	4,925	5.8	4,667	5.7	4,065	5.5
Loans delinquent 61-90 days(3)	2,548	2.9	2,418	2.9	2,245	3.0
Loans delinquent greater than 90 days(3)	6,647	7.8	6,670	8.1	5,928	7.9

Total FFELP loans in repayment	85,372	100%	82,586	100%	74,557	100%

Total FFELP loans, gross	144,061		132,471		117,234
FFELP loan unamortized premium	2,998		2,895		2,304

Total FFELP loans	147,059		135,366		119,538
FFELP loan allowance for losses	(165)		(118)		(34)

FFELP loans, net	$146,894		$135,248		$119,504

Percentage of FFELP loans in repayment		59.3%		62.3%		63.6%

Delinquencies as a percentage of FFELP loans in repayment		16.5%		16.7%		16.4%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.2%		14.2%		14.0%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Activity in the Allowance for FFELP Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses, in the portfolio of FFELP loans.

The following table summarizes changes in the allowance for FFELP loan losses for the years ended December 31, 2008, 2007 and 2006.

	Activity in Allowance for FFELP Loans
	On-Balance Sheet			Off-Balance Sheet			Managed Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Allowance at beginning of period	$89	$20	$14	$29	$14	$11	$118	$34	$25
Provision for FFELP Loan losses	106	89	14	21	32	3	127	121	17
Charge-offs	(58)	(21)	(5)	(21)	(15)	(3)	(79)	(36)	(8)
Student loan sales and securitization activity	1	1	(3)	(2)	(2)	3	(1)	(1)	—

Allowance at end of period	$138	$89	$20	$27	$29	$14	$165	$118	$34

Charge-offs as a percentage of average loans in repayment	.09%	.04%	.01%	.13%	.08%	.01%	.10%	.05%	.01%
Charge-offs as a percentage of average loans in repayment and forbearance	.07%	.03%	.01%	.11%	.07%	.01%	.08%	.04%	.01%
Allowance as a percentage of the ending total loans, gross	.11%	.08%	.02%	.12%	.11%	.04%	.11%	.09%	.03%
Allowance as a percentage of ending loans in repayment	.20%	.14%	.04%	.18%	.17%	.06%	.19%	.14%	.05%
Average coverage of charge-offs	2.39	4.18	4.03	1.27	1.90	4.73	2.09	3.23	4.28
Ending total loans, gross	$121,927	$107,165	$84,622	$22,134	$25,306	$32,612	$144,061	$132,471	$117,234
Average loans in repayment	$66,392	$58,999	$47,155	$16,086	$18,624	$21,630	$82,478	$77,623	$68,785
Ending loans in repayment	$70,174	$65,290	$53,126	$15,198	$17,296	$21,431	$85,372	$82,586	$74,557

Total Provisions for Loan Losses

The following tables summarize the total loan provisions on both an on-balance sheet and on a Managed Basis for the years ended December 31, 2008, 2007 and 2006.

Total on-balance sheet loan provisions

	Years Ended
	December 31,
	2008	2007	2006

Private Education Loans	$586	$884	$258
FFELP Loans	106	89	14
Mortgage and consumer loans	28	42	15

Total on-balance sheet provisions for loan losses	$720	$1,015	$287

Total Managed Basis loan provisions

	Years Ended
	December 31,
	2008	2007	2006

Private Education Loans	$874	$1,233	$273
FFELP Loans	127	121	17
Mortgage and consumer loans	28	40	13

Total Managed Basis provisions for loan losses	$1,029	$1,394	$303

Provision expense for Private Education Loans was previously discussed above (see “Activity in the Allowance for Private Education Loan Losses”).

The 2008 provision for FFELP loans is up slightly over the prior year, but up significantly from 2006. The increase in provision over 2006 related primarily to legislative changes (the change to a lower rate of insurance on loans disbursed after June 30, 2006 and the repeal of the Exceptional Performer program in 2007) which increased our Risk Sharing percentage on the portfolio. Additionally, growth in the repayment portion of the portfolio and a rise in delinquencies and charge-offs led to an increase in future default expectations.

The increase in provision related to mortgage and consumer loans for the years ended December 31, 2008 and 2007 compared to the year ended December 31, 2006, primarily related to a weakening U.S. economy and the deterioration of certain real estate markets related to our mortgage portfolio. As of December 31, 2008, our mortgage portfolio totaled $242 million.

Total Loan Charge-offs – Corrected Presentation

The following tables summarize the charge-offs for all loan types on-balance sheet and on a Managed Basis for the years ended December 31, 2008, 2007 and 2006, as corrected, for Private Education Loans.

Total on-balance sheet loan charge-offs – Corrected Presentation

	Years Ended
	December 31,
	2008	2007	2006

Private Education Loans	$320	$246	$119
FFELP Loans	58	21	5
Mortgage and consumer loans	17	11	5

Total on-balance sheet loan charge-offs	$395	$278	$129

Total Managed Basis loan charge-offs – Corrected Presentation

	Years Ended
	December 31,
	2008	2007	2006

Private Education Loans	$473	$325	$143
FFELP Loans	79	36	8
Mortgage and consumer loans	17	11	5

Total Managed loan charge-offs	$569	$372	$156

The increase in charge-offs on FFELP loans from 2006 through 2008 was primarily the result of legislative changes occurring in 2006 (the reduction in the federal guaranty on new loans to 97 percent) and 2007 (the repeal of the Exceptional Performer designation, under which claims were paid at 99 percent). The majority of our FFELP loans now possess a federal guaranty level on claims filed to either 97 percent or

98 percent depending on date of disbursement. The increase in charge-offs is also due to the continued weakening of the U.S. economy. See “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses” above for a discussion of net charge-offs related to our Private Education Loans.

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the respective periods.

	Years Ended December 31,
	2008		2007		2006
	Volume	Rate	Volume	Rate	Volume	Rate

Student loan premiums paid:
Internal lending brands — FFELP	$13,272	1.69%	$8,544	2.67%	$6,339	1.81%
Internal lending brands — Private	5,749	—	7,193	—	5,932	.01
Lender Partners — FFELP	6,622	3.00	9,033	3.14	10,059	2.29
Lender Partners — Private	688	—	695	.02	1,679	.01

Total	26,331	1.61	25,465	2.01	24,009	1.44
Other purchases(1)	907	1.26	8,473	4.16	6,228	4.39

Subtotal base purchases	27,238	1.59	33,938	2.54	30,237	2.05
Consolidation originations	611	1.98	2,441	2.72	4,188	2.54

Total	$27,849	1.60%	$36,379	2.56%	$34,425	2.11%

(1)	Primarily includes spot purchases (including Wholesale Consolidation Loans for the year ended December 31, 2007), other commitment clients, and subsidiary acquisitions.

Premiums paid as a percentage of principal balance for both internal lending brands and lender partner volume can be impacted by Front-End Borrower Benefits where we pay the origination fee and/or federal guaranty fee on behalf of borrowers. Historically, this offered benefit had the impact of increasing the effective premium rate on the loan volume over time as this benefit was offered to a larger segment of our loan originations. During the first half of 2008, the Company suspended participation in the federal consolidation loan program and also discontinued subsidizing on behalf of borrowers the federally mandated Stafford loan origination fee for loans guaranteed after May 2, 2008. As a result, we expect and have seen our premiums decline on this volume in 2008. Declines in lender partner premiums will lag those of internal lending brands since acquisitions of lender partner volume may relate to loans originated in prior periods when the Front-End Borrower Benefits were still being offered.

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

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the years ended December 31, 2008, 2007 and 2006.

	Year Ended
	December 31, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$19,894	$6,437	$26,331
Other commitment clients	701	—	701
Spot purchases	206	—	206
Consolidations from third parties	462	149	611
Consolidations and clean-up calls of off-balance sheet securitized loans	986	280	1,266
Capitalized interest, premiums and discounts	2,446	921	3,367

Total on-balance sheet student loan acquisitions	24,695	7,787	32,482
Consolidations and clean-up calls of off-balance sheet securitized loans	(986)	(280)	(1,266)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	457	741	1,198

Total Managed student loan acquisitions	$24,166	$8,248	$32,414

	Year Ended
	December 31, 2007
	FFELP	Private	Total

Internal lending brands and Lender Partners	$17,577	$7,888	$25,465
Wholesale Consolidations	7,048	—	7,048
Other commitment clients	248	57	305
Spot purchases	1,120	—	1,120
Consolidations from third parties	2,206	235	2,441
Consolidations and clean-up calls of off-balance sheet securitized loans	3,744	582	4,326
Capitalized interest, premiums and discounts	2,279	444	2,723

Total on-balance sheet student loan acquisitions	34,222	9,206	43,428
Consolidations and clean-up calls of off-balance sheet securitized loans	(3,744)	(582)	(4,326)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	539	703	1,242

Total Managed student loan acquisitions	$31,017	$9,327	$40,344

	Year Ended
	December 31, 2006
	FFELP	Private	Total

Internal lending brands and Lender Partners	$16,398	$7,611	$24,009
Other commitment clients	457	61	518
Spot purchases	5,710	—	5,710
Consolidations from third parties	4,092	96	4,188
Consolidations and clean-up calls of off-balance sheet securitized loans	7,141	255	7,396
Capitalized interest, premiums and discounts	1,716	146	1,862

Total on-balance sheet student loan acquisitions	35,514	8,169	43,683
Consolidations and clean-up calls of off-balance sheet securitized loans	(7,141)	(255)	(7,396)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	658	472	1,130

Total Managed student loan acquisitions	$29,031	$8,386	$37,417

As shown in the above tables, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

The following table includes on-balance sheet asset information for our Lending business segment.

	December 31,
	2008	2007	2006

FFELP Stafford and Other Student Loans, net	$44,025	$35,726	$24,841
FFELP Stafford Loans Held-for-Sale	8,451	—	—
FFELP Consolidation Loans, net	71,744	73,609	61,324
Managed Private Education Loans, net	20,582	14,818	9,755
Other loans, net	729	1,174	1,309
Investments(1)	8,445	14,870	8,175
Retained Interest in off-balance sheet securitized loans	2,200	3,044	3,341
Other(2)	9,947	8,953	4,859

Total assets	$166,123	$152,194	$113,604

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Loan Originations

The Company originates loans under its own brand names, which we refer to as internal lending brands, and also through Lender Partners under forward contracts to purchase loans at contractual prices. In the past, we referred to these combined channels as Preferred Channel Originations. As discussed at the beginning of this “LENDING BUSINESS SEGMENT,” legislative changes and credit market conditions have resulted in other FFELP lenders reducing their participation in the FFELP program.

As a result of the impacts described above, our FFELP internal brand originations were up sharply in 2008, increasing 48 percent from the prior year. Our FFELP lender partner originations declined 49 percent from 2007 to 2008. A number of these Lender Partners, including some of our largest originators representing approximately 49 percent of the decline in Lender Partner originations from the year ended December 31, 2007 have converted to third-party servicing arrangements in which we service loans on behalf of these parties.

Consistent with our announcement in the first quarter that we were tightening our private credit lending standards and ceasing non-traditional lending, Private Education Loan originations declined 20 percent to $6.3 billion in the year ended December 31, 2008.

At December 31, 2008, the Company was committed to purchase $2.3 billion of loans originated by our lender partners ($1.6 billion of FFELP loans and $.7 billion of Private Education Loans). Approximately $.8 billion of these FFELP loans were originated prior to CCRAA. Approximately $.5 billion of these FFELP loans are eligible for ED’s Purchase and Participation Programs (see “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”).

The following tables summarize our loan originations by type of loan and source.

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Loan Originations — Internal lending brands
Stafford	$11,593	$7,404	$5,398
PLUS	1,437	1,439	1,349
GradPLUS	801	498	192

Total FFELP	13,831	9,341	6,939
Private Education Loans	5,791	7,267	6,129

Total	$19,622	$16,608	$13,068

	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Loan Originations — Lender Partners
Stafford	$3,652	$6,963	$7,786
PLUS	362	855	1,191
GradPLUS	62	103	54

Total FFELP	4,076	7,921	9,031
Private Education Loans	545	648	1,282

Total	$4,621	$8,569	$10,313

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP student loans and Private Education Loans and highlight the effects of FFELP Consolidation Loan activity on our FFELP portfolios.

	On-Balance Sheet
	Year Ended December 31, 2008
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$35,726	$73,609	$109,335	$14,818	$124,153
Net consolidations:
Incremental consolidations from third parties	—	462	462	149	611
Consolidations to third parties	(703)	(392)	(1,095)	(41)	(1,136)

Net consolidations	(703)	70	(633)	108	(525)
Acquisitions	21,889	1,358	23,247	7,357	30,604

Net acquisitions	21,186	1,428	22,614	7,465	30,079

Internal consolidations(2)	(409)	529	120	228	348
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(4,027)	(3,822)	(7,849)	(1,929)	(9,778)

Ending balance	$52,476	$71,744	$124,220	$20,582	$144,802

	Off-Balance Sheet
	Year Ended December 31, 2008
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,472	$16,441	$25,913	$13,510	$39,423
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(311)	(83)	(394)	(57)	(451)

Net consolidations	(311)	(83)	(394)	(57)	(451)
Acquisitions	246	211	457	742	1,199

Net acquisitions	(65)	128	63	685	748

Internal consolidations(2)	(84)	(36)	(120)	(228)	(348)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(2,180)	(1,002)	(3,182)	(1,050)	(4,232)

Ending balance	$7,143	$15,531	$22,674	$12,917	$35,591

	Managed Portfolio
	Year Ended December 31, 2008
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$45,198	$90,050	$135,248	$28,328	$163,576
Net consolidations:
Incremental consolidations from third parties	—	462	462	149	611
Consolidations to third parties	(1,014)	(475)	(1,489)	(98)	(1,587)

Net consolidations	(1,014)	(13)	(1,027)	51	(976)
Acquisitions	22,135	1,569	23,704	8,099	31,803

Net acquisitions	21,121	1,556	22,677	8,150	30,827

Internal consolidations(2)	(493)	493	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(6,207)	(4,824)	(11,031)	(2,979)	(14,010)

Ending balance(3)	$59,619	$87,275	$146,894	$33,499	$180,393

Total Managed Acquisitions(4)	$22,135	$2,031	$24,166	$8,248	$32,414

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.
(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.
(3)	As of December 31, 2008, the ending balance includes $13.7 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.
(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Year Ended December 31, 2007
	FFELP			Total
	Stafford	FFELP		Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$24,841	$61,324	$86,165	$9,755	$95,920
Net consolidations:
Incremental consolidations from third parties	—	2,206	2,206	235	2,441
Consolidations to third parties	(2,352)	(801)	(3,153)	(45)	(3,198)

Net consolidations	(2,352)	1,405	(947)	190	(757)
Acquisitions	19,835	8,437	28,272	8,388	36,660

Net acquisitions	17,483	9,842	27,325	8,578	35,903

Internal consolidations	(4,413)	6,652	2,239	536	2,775
Off-balance sheet securitizations	—	—	—	(1,871)	(1,871)
Repayments/claims/resales/other	(2,185)	(4,209)	(6,394)	(2,180)	(8,574)

Ending balance	$35,726	$73,609	$109,335	$14,818	$124,153

	Off-Balance Sheet
	Year Ended December 31, 2007
	FFELP			Total
	Stafford	FFELP		Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$15,028	$18,311	$33,339	$12,833	$46,172
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(933)	(207)	(1,140)	(93)	(1,233)

Net consolidations	(933)	(207)	(1,140)	(93)	(1,233)
Acquisitions	330	209	539	704	1,243

Net acquisitions	(603)	2	(601)	611	10

Internal consolidations(2)	(1,494)	(745)	(2,239)	(536)	(2,775)
Off-balance sheet securitizations	—	—	—	1,871	1,871
Repayments/claims/resales/other	(3,459)	(1,127)	(4,586)	(1,269)	(5,855)

Ending balance	$9,472	$16,441	$25,913	$13,510	$39,423

	Managed Portfolio
	Year Ended December 31, 2007
	FFELP			Total
	Stafford	FFELP		Private	Total
	and	Consolidation	Total	Education	Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$39,869	$79,635	$119,504	$22,588	$142,092
Net consolidations:
Incremental consolidations from third parties	—	2,206	2,206	235	2,441
Consolidations to third parties	(3,285)	(1,008)	(4,293)	(138)	(4,431)

Net consolidations	(3,285)	1,198	(2,087)	97	(1,990)
Acquisitions	20,165	8,646	28,811	9,092	37,903

Net acquisitions	16,880	9,844	26,724	9,189	35,913

Internal consolidations(2)	(5,907)	5,907	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(5,644)	(5,336)	(10,980)	(3,449)	(14,429)

Ending balance(3)	$45,198	$90,050	$135,248	$28,328	$163,576

Total Managed Acquisitions(4)	$20,165	$10,852	$31,017	$9,327	$40,344

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of December 31, 2007, the ending balance includes $1.3 billion of FFELP Stafford and Other Loans and $1.4 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Year Ended December 31, 2006
	FFELP			Total
	Stafford	FFELP		Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$19,988	$54,859	$74,847	$7,757	$82,604
Net consolidations:
Incremental consolidations from third parties	—	4,092	4,092	96	4,188
Consolidations to third parties	(2,201)	(2,078)	(4,279)	(14)	(4,293)

Net consolidations	(2,201)	2,014	(187)	82	(105)
Acquisitions	19,585	4,697	24,282	7,818	32,100

Net acquisitions	17,384	6,711	24,095	7,900	31,995

Internal consolidations	(5,973)	11,931	5,958	254	6,212
Off-balance sheet securitizations	(5,034)	(9,638)	(14,672)	(4,737)	(19,409)
Repayments/claims/resales/other	(1,524)	(2,539)	(4,063)	(1,419)	(5,482)

Ending balance	$24,841	$61,324	$86,165	$9,755	$95,920

	Off-Balance Sheet
	Year Ended December 31, 2006
	FFELP			Total
	Stafford	FFELP		Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$20,670	$10,575	$31,245	$8,680	$39,925
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(2,258)	(672)	(2,930)	(32)	(2,962)

Net consolidations	(2,258)	(672)	(2,930)	(32)	(2,962)
Acquisitions	424	233	657	472	1,129

Net acquisitions	(1,834)	(439)	(2,273)	440	(1,833)

Internal consolidations(2)	(5,366)	(592)	(5,958)	(254)	(6,212)
Off-balance sheet securitizations	5,034	9,638	14,672	4,737	19,409
Repayments/claims/resales/other	(3,476)	(871)	(4,347)	(770)	(5,117)

Ending balance	$15,028	$18,311	$33,339	$12,833	$46,172

	Managed Portfolio
	Year Ended December 31, 2006
	FFELP			Total
	Stafford	FFELP		Private
	and	Consolidation	Total	Education	Total Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$40,658	$65,434	$106,092	$16,437	$122,529
Net consolidations:
Incremental consolidations from third parties	—	4,092	4,092	96	4,188
Consolidations to third parties	(4,459)	(2,750)	(7,209)	(46)	(7,255)

Net consolidations	(4,459)	1,342	(3,117)	50	(3,067)
Acquisitions	20,009	4,930	24,939	8,290	33,229

Net acquisitions	15,550	6,272	21,822	8,340	30,162

Internal consolidations(2)	(11,339)	11,339	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(5,000)	(3,410)	(8,410)	(2,189)	(10,599)

Ending balance	$39,869	$79,635	$119,504	$22,588	$142,092

Total Managed Acquisitions(3)	$20,009	$9,022	$29,031	$8,386	$37,417

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

The significant amount of consolidations to third parties in 2006 reflects FFELP lenders reconsolidating FFELP Consolidation Loans using the FDLP as a pass-through entity, a practice which was severely restricted by The Higher Education Reconciliation Act of 2005 as of July 1, 2006. Additionally, the increases in 2006 and 2007 also reflect the effect of the repeal of the single-holder rule, which was effective for applications received on or after June 15, 2006. The single-holder rule had previously required that when a lender held all of the FFELP Stafford loans of a particular borrower whose loans were held by a single lender, in most cases that borrower could only obtain a FFELP Consolidation Loan from that lender.

During 2006, Private Education Loan consolidations were introduced as a separate product line. We expect this product line to grow in the future and will aggressively protect our portfolio against third-party consolidation of Private Education Loans.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the years ended December 31, 2008, 2007 and 2006.

	Years Ended
	December 31,
	2008	2007	2006

Late fees and forbearance fees	$143	$134	$119
Gains on sales of mortgages and other loan fees	3	11	15
Gains (losses) on sales of student loans	(51)	24	2
Other	85	25	41

Total other income, net	$180	$194	$177

The Company periodically sells student loans. The timing and amount of loan sales impacts the amount of recognized gains on sales of student loans. The $51 million loss in 2008 primarily relates to the sale of approximately $1.0 billion of FFELP loans sold to ED under ECASLA. (See “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs” for further discussion.)

The increase in other income of $60 million from 2007 to 2008 primarily related to approximately $68 million of gains recognized on the Company’s repurchase of a portion of its unsecured debt with short-term maturities.

Operating Expenses — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the years ended December 31, 2008, 2007 and 2006.

	Years Ended
	December 31,
	2008	2007	2006

Sales and originations	$241	$351	$327
Servicing	237	227	201
Corporate overhead	111	112	117

Total operating expenses	$589	$690	$645

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses.

2008 versus 2007

Operating expenses for the year ended December 31, 2008, decreased by 15 percent from the prior year. The decrease is primarily due to the impact of our cost reduction initiatives and to the suspension of certain student loan programs.

2007 versus 2006

Operating expenses for the year ended December 31, 2007, increased by 7 percent over the prior year. The increase is primarily due to increased consolidation and higher education sales and marketing expenses, Private Education Loan collection costs, and severance-related expenses.

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

An overview of this segment and recent developments that have significantly impacted this segment are included in the “Item 1. Business” section of this document. The private sector collections industry is highly fragmented with few large public companies and a large number of small scale privately-held companies. The collections industry is highly competitive. We are responding to these competitive challenges through enhanced servicing efficiencies and by continuing to build on customer relationships through value added services and financings.

Condensed Statements of Income

The following tables include “Core Earnings” results of operations for our APG business segment.

	Year Ended December 31, 2008
	Purchased	Purchased
	Paper —	Paper —
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$10	$—	$330	$340
Collections revenue (loss)	129	(192)	—	(63)

Total income (loss)	139	(192)	330	277
Restructuring expenses	6	1	5	12
Operating expenses	193	38	167	398

Total expenses	199	39	172	410
Net interest expense	13	4	8	25

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	(73)	(235)	150	(158)
Income tax expense (benefit)	(26)	(83)	53	(56)

Income (loss) before minority interest in net earnings of subsidiaries	(47)	(152)	97	(102)
Minority interest in net earnings of subsidiaries	4	—	—	4

“Core Earnings” net income (loss)	$(51)	$(152)	$97	$(106)

	Year Ended December 31, 2007
	Purchased	Purchased
	Paper —	Paper —
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$9	$—	$327	$336
Collections revenue	217	52	—	269

Total income	226	52	327	605
Restructuring expenses	1	—	1	2
Operating expenses	164	28	196	388

Total expenses	165	28	197	390
Net interest expense	13	5	9	27

Income before income taxes and minority interest in net earnings of subsidiaries	48	19	121	188
Income tax expense	18	7	45	70

Income before minority interest in net earnings of subsidiaries	30	12	76	118
Minority interest in net earnings of subsidiaries	2	—	—	2

“Core Earnings” net income	$28	$12	$76	$116

	Year Ended December 31, 2006
	Purchased	Purchased
	Paper —	Paper —
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$24	$—	$373	$397
Collections revenue	199	40	—	239

Total income	223	40	373	636
Restructuring expenses	—	—	—	—
Operating expenses	145	19	194	358

Total expenses	145	19	194	358
Net interest expense	10	4	9	23

Income before income taxes and minority interest in net earnings of subsidiaries	68	17	170	255
Income tax expense	25	6	63	94

Income before minority interest in net earnings of subsidiaries	43	11	107	161
Minority interest in net earnings of subsidiaries	4	—	—	4

“Core Earnings” net income	$39	$11	$107	$157

Collections Revenue

The Company has concluded that its APG purchased paper businesses no longer produce a mutual strategic fit. The Company finalized the sale of its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. At December 31, 2008, the net assets of this business were classified as held-for-sale. Accordingly, in 2008, the Company wrote down the net assets to their estimated fair value and recognized a $51 million loss on the sale of this business in 2008.

The Company continues to wind down the domestic side of its Purchased Paper — Non-Mortgage and Purchased Paper — Mortgage/Properties businesses. The Company will continue to consider opportunities to sell these businesses at acceptable prices in the future.

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company is committed to buy purchased paper from January 2009 through April 2009 at a purchase price of approximately $28 million. The Company will not buy any additional purchased paper in excess of these obligations. Due to the continued weakening of the U.S. economy, the Company lowered its assumed collection rates it expects to achieve related to this portfolio in the third quarter of 2008. This assumption change resulted in impairments of $55 million in 2008 versus $17 million in 2007.

The Company’s Purchased Paper — Mortgage/Properties business will not purchase any new mortgage/property assets and will work-out and liquidate its portfolio as quickly and economically as possible. In 2008, real estate values declined significantly as a result of the weakening U.S. economy and expected future resolution time-frames were extended, resulting in impairments of $262 million in 2008 versus $4 million in 2007.

Contingency Fee Income

The contingency fee income for the year ended December 31, 2008 was relatively unchanged compared to 2007. The $61 million decrease in contingency fee income for the year ended December 31, 2007 versus 2006 was primarily due to a 2006 legislative change that reduced fees paid for collections via loan consolidation and direct cash collections. In addition, the 2006 legislation changed the policy governing rehabilitated loans by reducing the number of consecutive payments to qualify for a loan rehabilitation from twelve months to nine months. This accelerated process added approximately $36 million of incremental revenue in 2006. To a lesser extent, 2007 was negatively impacted by lower performance in default prevention.

Purchased Paper — Non-Mortgage

	Years Ended
	December 31,
	2008	2007	2006

Face value of purchases for the period	$5,353	$6,111	$3,438
Purchase price for the period	483	556	278
% of face value purchased	9.0%	9.1%	8.1%
Gross cash collections (“GCC”)	$655	$463	$348
Collections revenue	129	217	199
Collections revenue as a % of GCC	20%	47%	56%
Carrying value of purchased paper	$544	$587	$274

The decrease in collections revenue as a percentage of gross cash collections (“GCC”) in 2008 compared to 2007 and 2006 was primarily due to the significant impairment recognized in 2008.

Purchased Paper — Mortgage/Properties

	Years Ended
	December 31,
	2008	2007	2006

Face value of purchases for the period	$39	$1,307	$556
Collections revenue, net of impairments	(192)	52	40
Collateral value of purchases	29	1,171	607
Purchase price for the period	19	855	462
Purchase price as a % of collateral value	66%	73%	76%
Carrying value of purchases	$675	$1,162	$518
Carrying value of purchased paper as a % of collateral value	69%	77%	75%

The carrying value of purchased paper (the basis we carry on our balance sheet) as a percentage of collateral fair value has decreased in 2008 as a result of the significant impairment recognized during the year.

Contingency Inventory

The following table presents the outstanding inventory of receivables serviced through our APG business segment. These assets are not on our balance sheet.

	Years Ended
	December 31,
	2008	2007	2006

Contingency:
Student loans	$9,852	$8,195	$6,971
Other	1,726	1,509	1,667

Total	$11,578	$9,704	$8,638

Operating Expenses — APG Business Segment

For the years ended December 31, 2008, 2007 and 2006, operating expenses for the APG contingency and other businesses totaled $167 million, $196 million and $194 million, respectively. The decrease in operating expenses in 2008 versus prior years is primarily due to the Company’s cost reduction initiatives.

For the years ended December 31, 2008, 2007 and 2006, operating expenses for the APG purchased paper businesses totaled $231 million, $192 million and $164 million, respectively. The increase over the prior year is primarily due to higher collection costs.

At December 31, 2008, 2007 and 2006, the APG business segment had total assets of $2.0 billion, $2.6 billion and $1.5 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

Our Corporate and Other reportable segment reflects the aggregate activity of our smaller operating units including our Guarantor Servicing and Loan Servicing operating units, Upromise (acquired in August 2006), other products and services, as well as corporate expenses that do not pertain directly to our operating segments.

In our Guarantor Servicing operating unit, we provide a full complement of administrative services to FFELP guarantors, including guarantee issuance, processing, account maintenance and guarantee fulfillment. In our Loan Servicing operating unit, we originate and service student loans on behalf of lenders who are unrelated to SLM Corporation. In our Upromise operating unit, we provide 529 college-savings plan program management, transfer and servicing agent, and administration services and operate a consumer savings network.

Condensed Statements of Income

The following tables include “Core Earnings” results of operations for our Corporate and Other business segment.

	Years Ended
	December 31,			% Increase (Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net interest income (loss) after provisions for losses	$6	$(1)	$(5)	700%	80%
Guarantor servicing fees	121	156	132	(22)	18
Loan servicing fees	26	23	29	13	(21)
Upromise	108	110	42	(2)	162
Other	65	85	84	(24)	1

Total fee and other income	320	374	287	(14)	30
Restructuring expenses	23	2	—	1,050	100
Operating expenses	277	339	250	(18)	36

Total expenses	300	341	250	(12)	36

Income before income taxes	26	32	32	(19)	—
Income tax expense	9	12	12	(25)	—

“Core Earnings” net income	$17	$20	$20	(15)%	—%

USA Funds, the nation’s largest guarantee agency, accounted for 85 percent, 86 percent and 83 percent, respectively, of guarantor servicing fees and 11 percent, 16 percent and 25 percent, respectively, of revenues associated with other products and services for the years ended December 31, 2008, 2007 and 2006.

2008 versus 2007

The decrease in guarantor servicing fees from 2007 to 2008 was primarily due to the recognition of $15 million in the fourth quarter of 2007 of previously deferred guarantee account maintenance fee revenue related to a negotiated settlement with USA Funds as discussed further below, as well as to a decrease in the account maintenance fees earned in 2008 due to the legislative changes effective October 1, 2007 as a result of CCRAA.

2007 versus 2006

The increase in guarantor servicing fees from 2006 to 2007 was primarily due to the recognition of $15 million of previously deferred guarantee account maintenance fee revenue related to a negotiated settlement with USA Funds in the second quarter of 2006. The negotiated settlement with USA Funds would have resulted in the Company having to return the $15 million to USA Funds, if certain events occurred prior to December 31, 2007. These events did not occur prior to December 31, 2007, as stipulated in the negotiated settlement. As a result, all such contingencies were removed, resulting in the recognition of this deferred revenue in 2007. This amount is non-recurring in nature.

The increase in fees from Upromise for the year ended December 31, 2007 versus the year-ago period was primarily due to 2007 having a full year of fees from Upromise, which was acquired in August 2006.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment.

	Years Ended
	December 31,
	2008	2007	2006

Operating expenses	$90	$109	$148
Upromise	91	94	33
General and administrative expenses	96	136	69

Total	$277	$339	$250

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties, perform guarantor servicing on behalf of guarantor agencies, and operate our Upromise subsidiary, as well as information technology expenses related to these functions. Operating expenses also include unallocated corporate overhead expenses for centralized headquarters functions.

2008 versus 2007

The decrease in operating expenses in 2008 compared to 2007 was primarily due to $56 million of non-recurring Proposed Merger-related expenses in 2007, as well as the Company’s cost reduction initiatives.

2007 versus 2006

Operating expenses decreased $39 million in 2007 due primarily to the sale of the Noel Levitz subsidiary in the second half of 2007. General and administrative expenses increased $67 million in 2007 compared to the year-ago period, primarily due to Proposed Merger-related expenses of $56 million. The increase in Upromise expenses from 2006 to 2007 was primarily due to 2007 having a full year of expenses for Upromise, which was acquired in August 2006.

At December 31, 2008, 2007 and 2006, the Corporate and Other business segment had total assets of $685 million, $780 million and $999 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following “LIQUIDITY AND CAPITAL RESOURCES” discussion concentrates on our Lending business segment. Our APG contingency collections and Corporate and Other business segments are not capital intensive businesses and as such, a minimal amount of debt capital is allocated to these segments.

Historically, we funded new loan originations with a combination of unsecured debt and student loan asset-backed securities. Following the Proposed Merger announcement in April 2007, we temporarily suspended issuance of unsecured debt and began funding loan originations primarily through the issuance of student loan asset-backed securities and secured student loan financing facilities. In June 2008, the Company re-entered the corporate bond market with a $2.5 billion issue of 10-year senior unsecured notes. In August 2008, we began funding new FFELP Stafford and PLUS student loan originations for AY 2008-2009 pursuant to ED’s Loan Participation Program, as described below. During the fourth quarter of 2008, the Company began retaining its Private Education Loan originations in our banking subsidiary, Sallie Mae Bank, and funding these assets with term bank deposits. In the near term, we expect to continue to use ED’s Purchase and Participation Programs to fund future FFELP Stafford and PLUS loan originations and to use deposits to fund Private Education Loan originations. We plan to use term asset-backed securities, asset-backed financing facilities, cash flow provided by earnings and repayment of principal on our unencumbered student loan assets, as well as other sources, to refinance maturing debt and provide cash for operations and other needs.

ED Funding Programs

In August 2008, ED implemented the Loan Purchase Commitment Program (“Purchase Program”) and the Loan Participation Program (“Participation Program”) pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides interim short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged at a rate of commercial paper plus 0.50 percent on the principal amount of participation interests outstanding. Loans funded under the Participation Program must be either refinanced by the lender or sold to ED pursuant to the Purchase Program prior to its expiration on September 30, 2009. Given the state of the credit markets, we currently expect to sell all of the loans we fund under the Participation Program to ED on or before the program’s expiration date. Loans eligible for the Participation or Purchase Programs were originally limited to FFELP Stafford or PLUS, first disbursed between May 1, 2008 and July 1, 2009, with no ongoing borrower benefits, other than permitted rate reductions of 0.25 percent for automatic payment processing. On October 7, 2008, legislation was enacted extending ED’s authority to address FFELP Stafford and PLUS loans made for AY’s 2009-2010, and allowing for the extension of ED’s Purchase and Participation Programs from September 30, 2009 to September 30, 2010. On November 8, 2008, ED formally announced new purchase and participation programs which cover eligible loans originated for the AY 2009-2010. On January 15, 2009, ED announced that the terms of the programs for AY 2009-2010 will replicate in all material respects the terms of the programs for AY 2008-2009.

On August 14, 2008, the Company received its initial advance under the Participation Program. As of December 31, 2008, the Company had $7.4 billion of advances outstanding under the Participation Program.

The Company is classifying all loans eligible to be sold to ED under the Purchase Program as held-for-sale. Held-for-sale loans are carried at the lower of cost or market with no premium amortization or provision expenses. At December 31, 2008, the Company had approximately $8.0 billion of FFELP loans classified as held-for-sale related to this program. These loans are included in the “FFELP Stafford Loans Held-for-Sale” line on the consolidated balance sheets.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before June 30, 2009, and meet certain other requirements including with respect to borrower benefits. Funding for the ED

Conduit Program will be provided by the capital markets at a cost based on market rates. The ED Conduit Program will have a term of five years. An estimated $16.0 billion of our Stafford and PLUS loans (excluding loans currently in the Participation Program) were eligible for funding under the ED Conduit Program as of December 31, 2008. We expect to utilize the ED Conduit Program to fund a significant percentage of these assets over time. The initial funding under the ED Conduit Program is expected to occur in the first quarter of 2009.

On November 20, 2008, ED announced it was using its authority under ECASLA to directly purchase certain eligible FFELP Stafford and PLUS loans originated during AY 2007-2008. This purchase program began in December 2008 and will end the earlier of the date the ED Conduit Program becomes operational or February 28, 2009. Pursuant to this program, ED proposed to purchase up to a total of $6.5 billion of loans, in increments of up to $500 million per week, at a price of 97 percent of principal and unpaid interest. In late December 2008, we sold to ED approximately $494 million (principal and accrued interest) of qualifying FFELP loans and realized $480 million in net proceeds. In early January 2009, we executed an additional asset sale under the program of approximately $486 million (principal and accrued interest) and received $472 million in net proceeds. The related loss was recognized in the fourth quarter and year ended December 31, 2008, as the loans were classified as “held-for-sale” under GAAP. Our servicing rights on the loans were released upon sale.

Additional Funding Sources for General Corporate Purposes

The Company has encountered many challenges to its business model over the course of the last several years. In order to continue to meet our mission of providing access to higher education we have worked with Congress, ED and the Treasury Department to find solutions to those challenges that have been created by market conditions.

In addition to funding FFELP loans through ED’s Participation and Purchase Programs, the Company employs other financing sources for general corporate purposes, which includes originating Private Education Loans and repayments of unsecured debt obligations.

During the fourth quarter of 2008, Sallie Mae Bank, our Utah banking subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits primarily through intermediaries in the retail brokered CD market. From the period October 1, 2008 to December 31, 2008, Sallie Mae Bank raised $1.6 billion of term bank deposits with a weighted average life of 2.2 years and a weighted average cost of approximately three-month LIBOR plus 0.97 percent. As of December 31, 2008, total term bank deposits were $2.3 billion. We expect Sallie Mae Bank to fund newly originated Private Education Loans by continuing to raise term bank deposits. We ultimately expect to raise long-term financing, through Private Education Loan securitizations or otherwise, to fund these loans.

We completed nine FFELP term ABS transactions totaling $18.5 billion during the nine months ended September 30, 2008. We did not complete an ABS transaction during the fourth quarter of 2008. Although we expect ABS financing to remain our primary source of funding over the long term, we expect our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. All-in costs of our new issue FFELP term ABS averaged LIBOR plus 1.25 percent for the full year ended December 31, 2008.

Since late September 2008, there has been severe dislocation in the financial markets. At present, we are unable to predict when market conditions will allow for more regular and reliable access to the term ABS market.

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP student loan ABCP conduit facility; (ii) a $5.9 billion Private Education Loan ABCP conduit facility (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities is 364 days. The underlying cost of borrowing under the 2008

ABCP Facilities is approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding up-front and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varies based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized up-front fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable asset-backed commercial paper facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset- Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market. Funding under the 2008 Asset-backed Financing Facilities is subject to usual and customary conditions.

In the third quarter of 2008, the Company reduced the commitments under its Private Education Loan ABCP conduit facility by approximately $2.2 billion to $3.7 billion and the commitments under its FFELP ABCP Facilities by $4.1 billion to $21.9 billion. There were no changes to interest rates, maturity or other terms of the facilities made in connection with the reductions. The Company reduced these commitments after an analysis of its ongoing liquidity needs and following its acceptance and funding under ED’s Participation and Purchase Programs.

The maximum amount the Company may borrow under the 2008 ABCP Facilities is limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of December 31, 2008, the maximum borrowing amount was approximately $20.9 billion under the FFELP ABCP Facilities and $3.0 billion under the Private Education Loan ABCP Facility. The 2008 Asset-Backed Financing Facilities are subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

On February 2, 2009, the Company extended the maturity date of the 2008 ABCP Facilities from February 28, 2009 to April 28, 2009 for a $61 million upfront fee. The other terms of the facilities remain materially unchanged. The Company expects to refinance the 2008 ABCP Facilities at a lower aggregate commitment than the $25.6 billion committed as of December 31, 2008. If the Company does not pay off all outstanding amounts of the 2008 ABCP Facilities at maturity, the facilities will extend by 90 days with the interest rate increasing each month during the 90-day period. The total increase in interest rates during this period is 1.5 percent to 2.0 percent depending on the facility. On February 27, 2009, the Company extended the maturity date of the 2008 Asset-Backed Loan Facility from February 28, 2009 to April 28, 2009 for a $4 million upfront fee. The other terms of this facility remain materially unchanged.

Borrowings under the 2008 Asset-Backed Financing Facilities are nonrecourse to the Company. As of December 31, 2008, the Company had $24.8 billion outstanding in connection with the 2008 Asset Backed Financing Facilities. The book basis of the assets securing these facilities as of December 31, 2008 was $33.2 billion.

On January 6, 2009 we closed a $1.5 billion, 12.5 year asset-backed securities based facility. This facility will be used to provide up to $1.5 billion term financing for Private Education Loans. The fully utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings and indentured trusts, comprised 78 percent of our Managed debt outstanding at December 31, 2008 versus 75 percent at December 31, 2007.

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business asset-backed securities (‘‘ABS”) at lower interest rate spreads. As proposed, the U.S. Government’s Term Asset-Backed Securities Loan Facility (“TALF”) will provide investors with funding of up to three years for eligible ABS rated by two or more rating agencies in the highest investment-grade rating category. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and private student loans first disbursed since May 1, 2007. As of December 31, 2008, we had approximately $14 billion of student loans eligible to serve as collateral for ABS funded under TALF; this amount does not include loans eligible for ECASLA financing programs. The Federal Reserve Bank expects to announce in the first quarter of 2009 when lending under TALF will commence. While we expect TALF to improve our access to and reduce our cost of ABS funding, we are unable to predict, at this time, the impact TALF will ultimately have on our funding activities.

At December 31, 2008, we had $3.3 billion of taxable and $1.4 billion of tax-exempt auction rate securities outstanding in on-balance sheet securitizations and indentured trusts, respectively, on a Managed Basis. Since February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, all of the Company’s auction rate securities as of December 31, 2008 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s $1.4 billion of tax-exempt auction rate securities was amended to LIBOR plus 2.00 percent through May 31, 2008. After May 31, 2008, the maximum allowable rate on these securities reverted to a formula driven rate, which produced various maximum rates up to 14 percent during 2008 but averaged 1.60 percent at December 31, 2008.

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the reset rate notes are reset. The Company also has the option to repurchase the reset rate note prior to a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on its remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent, until such time as the bonds are successfully remarketed or repurchased. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at December 31, 2008, $407 million of our reset rate notes, representing a single tranche of a single ABS issue, bore interest at LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible additional reset rate notes will experience failed remarketings. As of December 31, 2008, on a Managed Basis, the Company had $3.7 billion and $2.5 billion of reset rate notes due to be remarketed in 2009 and 2010, respectively, and an additional $8.5 billion to be remarketed thereafter.

Primary Sources of Liquidity and Available Capacity

We expect to fund our ongoing liquidity needs, including the origination of new loans and the repayment of $6.8 billion of senior unsecured notes maturing in 2009, through our current cash and investment portfolio, cash flow provided by earnings and repayment of principal on unencumbered student loan assets, the liquidity facilities made available by ED, TALF, the 2008 Asset-Backed Financing Facilities, the issuance of term ABS, term bank deposits, and, to a lesser extent, if possible, unsecured debt and other sources.

To supplement our funding sources, we maintained an additional $5.2 billion in unsecured revolving credit facilities as of December 31, 2008. These facilities include a $1.4 billion revolving credit facility maturing in October 2009; $1.9 billion maturing in October 2010; and $1.9 billion maturing in October 2011. They do not include a $0.3 billion commitment from a subsidiary of Lehman Brothers Holding, Inc. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.2 billion as of December 31, 2008. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with the minimum net adjusted revenue test as of the quarter ended December 31, 2008. In the past, we have not relied upon our unsecured revolving credit facilities as a primary source of liquidity. Although we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

The following table details our primary sources of primary and stand-by liquidity and the available capacity at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
	Available Capacity		Available Capacity

Sources of primary liquidity available for new FFELP Stafford and PLUS loan originations:
ED Purchase and Participation Programs(1)	Unlimited	(1)	—
Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$4,070		$7,582
U.S. Treasury-backed securities	—		643
Commercial paper and asset-backed commercial paper	801		1,349
Certificates of deposit	—		600
Other(2)	133		83

Total unrestricted cash and liquid investments(3)(4)(5)	5,004		10,257
Unused commercial paper and bank lines of credit (6)	5,192		6,500
2008 FFELP ABCP Facilities	807		—
2008 Private Credit ABCP Facilities	332		—
ABCP borrowing capacity	—		5,933
Interim ABCP Facility borrowing capacity	—		4,040

Total sources of primary liquidity for general corporate purposes	11,335		26,730

Sources of stand-by liquidity:
Unencumbered FFELP loans (7)	5,222		18,731

Total sources of primary and stand-by liquidity for general corporate purposes(8)	$16,557		$45,461

(1)	The ED Purchase and Participation Programs provide unlimited funding for eligible FFELP Stafford and PLUS loans made by the Company with first disbursements between May 1, 2008 through June 30, 2010. See “ED Funding Programs” discussed earlier in this section.

(2)	At December 31, 2008, includes $97 million due from The Reserve Primary Fund (see “Counterparty Exposure” below).

(3)	Excludes $26 million and $196 million of investments pledged as collateral related to certain derivative positions and $82 million and $93 million of other non-liquid investments classified at December 31, 2008 and December 31, 2007, respectively, as cash and investments on our balance sheet in accordance with GAAP.

(4)	Includes $1.6 billion and $1.3 billion at December 31, 2008 and December 31, 2007, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(5)	At December 31, 2008, includes $1.1 billion of cash and liquid investments at Sallie Mae Bank, which Sallie Mae Bank was not authorized to dividend to the Company without FDIC approval. This cash primarily will be used to originate Private Education Loans in the first quarter of 2009.

(6)	At December 31, 2008, excludes commitments of $308 million from Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings, Inc. Lehman Brothers Holdings, Inc. declared bankruptcy on September 15, 2008. The Company’s line of credit commitments decreased by $1.0 billion effective October 23, 2008.

(7)	At December 31, 2008, includes $486 million (face amount and accrued interest) of student loans committed to be sold to ED, but not settled until January 2009. Also includes approximately $241 million of unencumbered FFELP student loans qualified to be financed by ED’s Participation Program that were subsequently financed under that program.

(8)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At December 31, 2008, we had a total of $36.1 billion (including assets in the table above) of unencumbered assets, including goodwill and acquired intangibles. Student loans, net, comprised $21.1 billion of this unencumbered asset total.

As disclosed, we have extended the 2008 Asset-Backed Financing Facilities to mature on April 28, 2009. We believe that we will be successful in our effort to refinance the facility at a lower balance at such time. If we are unable to refinance the 2008 Asset-Backed Financing Facilities and if our obligation was settled through the lenders possession of posted collateral we would incur a charge of $8.4 billion, ($5.3 billion after tax) representing the difference between our cost basis in the collateral and current borrowings under the facility as of December 31, 2008. As a result, we would no longer meet the covenants related to our lines of credit and our ability to conduct business could be materially changed. While we would still be able to originate loans into the ED Participation and Purchase program, our ability to originate private credit loans could be limited or curtailed. However, even if we are unsuccessful in this renegotiation, we believe that our current investment portfolio, when combined with our net expected cash inflows (principally from loan repayments) and the ED Conduit Program borrowing we expect to begin using in the first quarter of 2009 will provide sufficient liquidity to meet our short term obligations.

Counterparty Exposure

As of December 31, 2008, the Company had certain exposures to counterparties impacted by the ongoing credit market dislocation. Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to the Company.

Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., is a party to the Company’s unsecured revolving credit facilities under which they provide the Company with a $308 million commitment. Lehman Brothers Holdings Inc., declared bankruptcy on September 15, 2008. The Company is operating under the assumption that the lending commitment of Lehman Brothers Bank, FSB, will not be honored if drawn upon. While the Company continues to explore various options, it does not anticipate replacing its commitment from Lehman Brothers Bank, FSB.

To provide liquidity for future cash needs, SLM invests in high quality money market investments. At December 31, 2008, the Company had investments of $97 million with The Reserve Primary Fund (“The Fund”). In September 2008, the Company requested redemption of all monies invested in The Fund prior to The Fund’s announcement that it suspended distributions as a result of The Fund’s exposure to Lehman Brothers Holdings Inc.’s bankruptcy filing and The Fund’s net asset value being below one dollar per share. The Company was originally informed by The Fund that the Company would receive its entire investment amount. Subsequently, the SEC granted The Fund an indefinite extension to pay distributions as The Fund is being liquidated. The Company has received, to date, a total of $394 million of an initial investment of $500 million from The Fund. The Company anticipates further delay of remaining distributions and a potential loss on its investments, even though the Company is legally entitled to receive 100 percent of its remaining investment amount. In the fourth quarter of 2008, we recorded an impairment of $8 million related to our investment in the Fund.

Protection against counterparty risk in derivative transactions is generally provided by the International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. The Company is a party to derivative contracts for its corporate purposes and also within its securitization trusts. The Company has CSAs and collateral requirements with all of its corporate derivative counterparties requiring collateral to be exchanged based on the net fair value of derivatives with each counterparty above a threshold. Additionally, credit downgrades below a preset level can eliminate this threshold. The Company’s securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. If the counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Failure to post the collateral or find a replacement counterparty could result in a termination event under the derivative contract. The Company considers counterparties’ credit risk when determining the fair value of derivative positions on its exposure net of collateral. Securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative regardless of credit rating. The trusts are not required to post collateral to the counterparties. If we were unable to collect from a counterparty related to SLM Corporation and on-balance sheet trust derivatives, we would have a loss equal to the amount the derivative is recorded on our balance sheet. If we were unable to collect from a counterparty related to an off-balance sheet trust derivative, the value of our Residual Interest on our balance sheet would be reduced through earnings.

The Company has liquidity exposure related to collateral movements between SLM Corporation and its derivative counterparties. The collateral movements can increase or decrease our primary liquidity depending on the nature of the collateral (whether cash or securities), and on movements in the value of the derivatives, which are primarily impacted by changes in interest rate and foreign exchange rates. These movements may require the Company to return cash collateral posted or may require the Company to access primary liquidity to post collateral to counterparties. Additionally, when securities are posted as collateral to the Company, the Company generally has the right to re-pledge or sell the security. As of December 31, 2008, the Company held $1.6 billion of cash collateral in unrestricted cash accounts.

The table below highlights exposure related to our derivative counterparties at December 31, 2008.

		On-Balance Sheet	Off-Balance Sheet
	SLM Corporation	Securitizations	Securitizations
	Contracts	Contracts	Contracts

Exposure, net of collateral	$234	$926	$716
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	60%	42%	42%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%	0%

Managed Borrowings

The following tables present the ending and average balances and average interest rates of our Managed borrowings for the years ended December 31, 2008, 2007 and 2006. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	Years Ended December 31,
	2008			2007			2006
	Ending Balance			Ending Balance			Ending Balance
			Total			Total			Total
	Short	Long	Managed	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$6,794	$31,182	$37,976	$8,297	$36,796	$45,093	$3,187	$45,501	$48,688
Term bank deposits	1,148	1,108	2,256	254	—	254	—	—	—
Indentured trusts (on-balance sheet)(1)	31	1,972	2,003	100	2,481	2,581	93	2,852	2,945
ABCP borrowings (on-balance sheet)(1)(2)	24,768	—	24,768	25,960	67	26,027	—	4,953	4,953
ED Participation Program facility (on-balance sheet)(1)(3)	7,365	—	7,365	—	—	—	—	—	—
Securitizations (on-balance sheet)(1)	—	80,601	80,601	—	68,048	68,048	—	50,147	50,147
Securitizations (off-balance sheet)	—	37,159	37,159	—	42,088	42,088	—	49,865	49,865
Other	1,827	—	1,827	1,342	—	1,342	248	—	248

Total	$41,933	$152,022	$193,955	$35,953	$149,480	$185,433	$3,528	$153,318	$156,846

(1)	The book basis of the assets that secure the on-balance sheet secured financings is approximately $128.8 billion in total at December 31, 2008.

(2)	Includes $1.9 billion outstanding in the 2008 Asset-Backed Loan Facility at December 31, 2008.

(3)	The Company has the option of paying off this amount with cash or by putting the loans to ED as previously discussed.

Average Balances

	Years Ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$39,794	3.65%	$46,095	5.58%	$43,754	5.50%
Term bank deposits	854	4.07	166	5.26	1	4.98
Indentured trusts (on-balance sheet)	2,363	3.90	2,768	4.90	3,252	4.57
ABCP borrowings (on-balance sheet)(1)	24,855	5.27	13,938	5.85	4,874	5.36
ED Participation Program facility (on-balance sheet)	1,727	3.43	—	—	—	—
Securitizations (on-balance sheet)	76,028	3.26	62,765	5.55	43,310	5.40
Securitizations (off-balance sheet)	39,625	3.11	45,733	5.68	50,112	5.49
Other	2,063	2.35	637	4.85	172	5.03

Total	$187,309	3.58%	$172,102	5.60%	$145,475	5.44%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of February 27, 2009.

	Moody’s	S&P	Fitch

Short-term unsecured debt	P-2(1)	A-3	F3
Long-term senior unsecured debt	Baa2(1)	BBB-	BBB

(1)	Under review for potential downgrade.

The table below presents our unsecured on-balance sheet funding by funding source for the years ended December 31, 2008 and 2007.

	Debt Issued
	For The Years		Outstanding at
	Ended December 31,		December 31,
	2008	2007	2008	2007

Convertible debentures	$—	$—	$—	$—
Retail notes	—	59	3,914	4,192
Foreign currency denominated notes(1)	—	161	12,127	12,805
Extendible notes	—	—	1,464	5,749
Global notes (Institutional)	2,437	1,348	19,874	21,750
Medium-term notes (Institutional)	—	—	597	597

Total unsecured corporate borrowings	2,437	1,568	37,976	45,093
Term bank deposits	2,845	552	2,256	254

Total	$5,282	$2,120	$40,232	$45,347

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the years ended December 31, 2008, 2007 and 2006. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Years Ended December 31,
	2008				2007				2006
		Loan				Loan				Loan
	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain
	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%	2	$5,004	$17	.3%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—	4	9,503	55	.6
Private Education Loans	—	—	—	—	1	2,001	367	18.4	3	5,088	830	16.3

Total securitizations sales	—	—	$—	—%	1	2,001	$367	18.4%	9	19,595	$902	4.6%

Securitizations financings:
FFELP Stafford/PLUS loans(1)	9	18,546			3	8,955			—	—
FFELP Consolidation Loans(1)	—	—			5	14,476			4	12,506

Total securitizations financings	9	18,546			8	23,431			4	12,506

Total securitizations	9	$18,546			9	$25,432			13	$32,101

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after initial settlement of the securitization, which do not relate to the reissuance of third-party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

Residual Interest in Securitized Receivables

The following tables summarize the fair value of our Residual Interests and the assumptions used to value such Residual Interests, along with the underlying off-balance sheet student loans that relate to those securitizations in securitization transactions that were treated as sales as of December 31, 2008 and 2007.

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected credit losses (% of student loan principal)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

	As of December 31, 2007
		Consolidation	Private
	FFELP	Loan	Education
	Stafford and PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs.	7.4 yrs.	7.0 yrs
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected credit losses (% of student loan principal)(4)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

(1)	Includes $762 million and $283 million related to the fair value of the Embedded Floor Income as of December 31, 2008 and 2007, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the pay down of the underlying loans.

(2)	At December 31, 2007, we had unrealized gains (pre-tax) in accumulated other comprehensive income of $301 million that related to the Residual Interests. There were no such gains at December 31, 2008.

(3)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(4)	Remaining expected credit losses as of the respective balance sheet date.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at December 31, 2008 and 2007 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Managed Student Loan Balances, net” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances,” earlier in this section.)

	December 31,	December 31,
	2008	2007

Off-Balance Sheet Assets:
Total student loans, net	$35,591	$39,423
Restricted cash and investments	1,557	2,706
Accrued interest receivable	937	1,413

Total off-balance sheet assets	38,085	43,542
Off-Balance Sheet Liabilities:
Debt, par value	37,228	42,192
Debt, unamortized discount and deferred issuance costs	(69)	(104)

Total debt	37,159	42,088
Accrued interest payable	166	305

Total off-balance sheet liabilities	37,325	42,393

Off-Balance Sheet Net Assets	$760	$1,149

Servicing and Securitization Revenue

Servicing and securitization revenue, the ongoing revenue from securitized loan pools accounted for off-balance sheet as QSPEs, includes the interest earned on the Residual Interest and the revenue we receive for servicing the loans in the securitization trusts.

The following table summarizes the components of servicing and securitization revenue for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006

Servicing revenue	$247	$285	$336
Securitization revenue, before Net Embedded Floor Income, impairment and unrealized fair value adjustment	323	419	368

Servicing and securitization revenue, before Net Embedded Floor Income, impairment and unrealized fair value adjustment	570	704	704
Embedded Floor Income	191	20	14
Less: Floor Income previously recognized in gain calculation	(76)	(9)	(8)

Net Embedded Floor Income	115	11	6
Servicing and securitization revenue, before impairment and unrealized fair value adjustment	685	715	710
Gain/(loss) on consolidation of off-balance sheet trusts	2	—	—
Unrealized fair value adjustment	(425)	(24)	—
Retained Interest impairment	—	(254)	(157)

Total servicing and securitization revenue	$262	$437	$553

Average off-balance sheet student loans	$37,586	$42,411	$46,336

Average balance of Retained Interest	$2,596	$3,385	$3,101

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans	.70%	1.03%	1.19%

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans and the fair value adjustment related to those Residual Interests where the Company has elected to carry such Residual Interests at fair value through earnings under SFAS No. 159.

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

As of December 31, 2008, the Company had changed the following significant assumptions compared to those used as of December 31, 2007, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions were decreased for all three asset types primarily as a result of a significant reduction in prepayment activity experienced which is expected to continue into the foreseeable future. The decrease in prepayment speeds is primarily due to a reduction in third-party consolidation activity as a result of the CCRAA (for FFELP only) and the current U.S. economic and credit environment. This resulted in a $114 million unrealized mark-to-market gain.

•	Life of loan default rate assumptions for Private Education loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $79 million unrealized mark-to-market loss.

•	Cost of funds assumptions related to the underlying auction rate securities bonds ($2.3 billion face amount of bonds) within FFELP loan ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts were increased to take into account the expectations these auction rate securities will continue to reset at higher rates for an extended period of time. This resulted in a $116 million unrealized mark-to-market loss.

•	The discount rate assumption related to the Private Education Loan and FFELP Residual Interests was increased. The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate for the purpose of arriving at a discount rate, in light of the current economic and credit uncertainty that exists in the market as of December 31, 2008. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 1,550 basis points and 390 basis points for Private Education and FFELP, respectively, to take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Residual Interests. This resulted in a $904 million unrealized mark-to-market loss.

The Company recorded net unrealized mark-to-market losses related to the Residual Interests of $425 million during the year ended December 31, 2008. The mark-to-market losses were primarily related to the increase in the discount rate assumptions discussed above which resulted in a $904 million mark-to-market loss. This was partially offset by an unrealized mark-to-market gain of $555 million related to the Floor Income component of the Residual Interest primarily due to the significant decrease in interest rates from December 31, 2007 to December 31, 2008.

The Company recorded impairments to the Retained Interests of $254 million and $157 million, respectively, for the years ended December 31, 2007 and 2006. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations ($110 million and $104 million for the years ended December 31, 2007 and 2006, respectively), impairment to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($24 million and $53 million for the years ended December 31, 2007 and 2006, respectively), and increases in prepayments, defaults, and the discount rate related to Private Education Loans ($120 million for the year ended December 31, 2007). In addition, the Company recorded an unrealized mark-to-market loss under SFAS No. 155 of $25 million for the year ended December 31, 2007.

CONTRACTUAL CASH OBLIGATIONS

The following table provides a summary of our obligations associated with long-term notes at December 31, 2008. For further discussion of these obligations, see Note 7, “Borrowings,” to the consolidated financial statements. The Company has no outstanding equity forward positions outstanding after the contract settlement on January 9, 2008. See Note 11, “Stockholders’ Equity,” to the consolidated financial statements.

	1 Year	2 to 3	4 to 5	Over
	or Less	Years	Years	5 Years	Total

Long-term notes:
Unsecured borrowings	$—	$14,184	$5,324	$11,674	$31,182
Term bank deposits	—	727	381	—	1,108
Secured borrowings(1)	6,722	14,390	13,262	48,199	82,573

Total contractual cash obligations(2)	$6,722	$29,301	$18,967	$59,873	$114,863

(1)	Includes Financial Interpretation (“FIN”) No. 46(R) long-term beneficial interests of $80.6 billion of notes issued by consolidated variable interest entities in conjunction with our on-balance sheet securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on the Company’s current projection of prepayment speeds of the securitized assets.

(2)	Only includes principal obligations and specifically excludes SFAS No. 133 derivative market value adjustments of $3.4 billion for long-term notes. Interest obligations on notes is predominantly variable in nature, resetting quarterly based on 3 month LIBOR.

The Company also records unrecognized tax benefits in accordance with FIN No. 48. Unrecognized tax benefits were $81 million and $176 million for the years ended December 31, 2008 and 2007, respectively. For additional information, see Note 19, “Income Taxes,” to the consolidated financial statements.

OFF-BALANCE SHEET LENDING ARRANGEMENTS

The following table summarizes the contractual amounts related to off-balance sheet lending-related financial instruments at December 31, 2008.

	1 Year	2 to 3
	or Less	Years	Total

Lines of credit	$221	$800	$1,021

We have issued lending-related financial instruments including lines of credit to meet the financing needs of our institutional customers. In connection with these agreements, the Company also enters into a participation agreement with the institution to participate in the loans as they are originated. In the event that a line of credit is drawn upon, the loan is collateralized by underlying student loans and is usually participated on the same day. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment, the Company does not participate in the loan, and the counterparty subsequently fails to perform according to the terms of our contract. The remaining total contractual amount available to be borrowed under these commitments is $1.0 billion. We do not believe that these instruments are representative of our actual future credit exposure. To the extent that the lines of credit are drawn upon, the balance outstanding is collateralized by student loans. At December 31, 2008, outstanding draws on lines of credit were approximately $9 million, and are reflected in other loans in the consolidated balance sheet. For additional information, see Note 17, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.

The Company maintains forward contracts to purchase loans from our lending partners at contractual prices. These contracts typically have a maximum amount we are committed to buy, but lack a fixed or determinable amount as it ultimately is based on the lending partner’s origination activity. FFELP forward purchase contracts typically contain language relieving us of most of our responsibilities under the contract due to, among other things, changes in student loan legislation. These commitments are not accounted for as derivatives under SFAS No. 133 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount. At December 31, 2008, there were $2.3 billion originated loans (FFELP and Private Education Loans) in the pipeline that the Company is committed to purchase.

MANAGEMENT OF RISKS

Significant risks that affect the Company may be grouped in the following categories: financial and funding, credit, operations, legislation and regulation, and market competition. These risks are discussed in the “Item 1A. Risk Factors” section of this document. Management’s strategies for managing some of these risks are discussed below.

Risk Management Processes

Risk management is a shared responsibility throughout the Company. The Board of Directors and its committees oversee risk and risk management practices. Executive management is responsible for monitoring and assessing risks. Managers of individual lines of business have direct and primary responsibility and accountability to manage risks specific in their operations by identifying and assessing risks, implementing internal controls and reporting control issues to the Company’s Risk Assessment Department. The Risk Assessment Department monitors these efforts, identifies areas that require increased focus and resources, and reports significant control issues to executive management and the Audit Committee of the Board. The Company’s centralized staff functions, such as accounting, human resources and legal, further strengthen our risk controls.

At least annually, the Risk Assessment Department conducts a survey to identify the Company’s top risks, which supports the development of the internal audit plan. The survey solicits information from over 200 managers and seeks their input on issues such as entity level controls, compliance with laws and regulations, anti-fraud programs and the internal audit plan. Identified risks are rated on significance and the likelihood of occurrence. Risks with the greatest significance and highest likelihood of occurrence receive the most attention and resources from management. Top risks are mapped to the appropriate management committee for problem resolution and to the appropriate committee of the Board for oversight.

Management risk committees and their primary responsibility are as follows:

Credit Committee: establishes and enforces credit lending policies;

Compliance Committee: advises on and reviews regulatory compliance;

Asset/Liability Committee: manages market, interest rate and balance sheet risk;

Disclosure Committee: manages risk of compliance with SEC disclosure obligations;

Critical Accounting Assumptions Committee: reviews key critical accounting assumptions, judgments and estimates; manages risk of compliance with financial reporting requirements;

Information Technology Steering Committee: manages security and confidentially of information and effectiveness of IT infrastructure;

Business Continuity Steering Committee: manages risk of emergency loss of IT and other infrastructure resources;

Internal Controls Excellence Steering Committee: monitors internal controls and compliance with the Sarbanes-Oxley Act;

New Product Advisory Committee: approves new loan products and services.

The formal risk management process represents only one portion of our overall risk management framework. Our Code of Business Conduct and the on-going training our employees receive in many compliance areas provide a framework for employees to conduct themselves with the highest integrity. We instill a risk-conscious culture through communications, training, policies and procedures and organizational roles and responsibilities. We have strengthened the linkage between the management performance process and individual compensation to encourage employees to work toward corporate-wide compliance goals.

Liquidity Risk Management

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Sources of liquidity include wholesale market-based funding and deposits at Sallie Mae Bank.

Through the Company’s Asset and Liability Management Policy, the Finance Committee of the Board of Directors is responsible for establishing our liquidity policy and monitoring liquidity on an ongoing basis. The Corporate Finance Department is responsible for planning and executing our funding activities and strategy.

In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include maintaining direct relationships with wholesale market funding providers and maintaining the ability to liquefy certain assets when, and if, requirements warrant.

For a further discussion of our liquidity and capital resources and the sources and uses of liquidity see the “LIQUIDITY AND CAPITAL RESOURCES” section of this Form 10-K.

Credit Risk Management

We bear the full risk of loss on our Private Education Loan portfolio. These loans are underwritten and priced according to risk, generally determined by a consumer credit scoring system, FICO. Because our borrowers often have limited repayment history on other loan products and the addition of our loans increases the debt burden of our borrowers, the origination of our loans generally results in an initial decrease in borrowers’ FICO scores. After this initial decrease, borrowers’ FICO scores generally improve over time as the financial positions of our borrowers become more established and their repayment history on all loans becomes more seasoned. Additionally, for borrowers who do not meet our lending requirements or who desire more favorable terms, we generally require credit-worthy cosigners.

We have defined underwriting and collection policies, and ongoing risk monitoring and review processes for all Private Education Loans. Potential credit losses are considered in our risk-based pricing model. The performance of the Private Education Loan portfolio may be affected by borrowers who fail to complete their education and by the economy; a prolonged economic downturn may have an adverse effect on our credit performance. This is taken into account when establishing allowances to cover the incurred losses.

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

Credit risk in our investment portfolio is minimized by only investing in paper with highly rated issuers. Additionally, limits per issuer are determined by our internal credit and investment guidelines to limit our exposure to any one issuer. We also have credit risk with several higher education institutions related to academic facilities loans secured by real estate.

Market and Interest Rate Risk Management

We measure interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for interest-earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Many assumptions are utilized by management to calculate the impact that changes in interest rates may have on net interest income, the more significant of which are related to student loan volumes and pricing, the timing of cash flows from our student loan portfolio, particularly the impact of Floor Income and the rate of student loan consolidations, basis risk, credit spreads and the maturity of our debt and derivatives.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2008. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the income statement). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

	Frequency of
Index	Variable			Funding
(Dollars in billions)	Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$114.7	$7.4	$107.3
3-month Treasury bill	weekly	7.2	.1	7.1
Prime	annual	.5	—	.5
Prime	quarterly	1.5	—	1.5
Prime	monthly	17.5	—	17.5
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	.1	109.8	(109.7)
1-month LIBOR(3)	monthly	2.3	2.0	.3
CMT/CPI index	monthly/quarterly	—	3.1	(3.1)
Non Discrete reset(4)	monthly	—	25.3	(25.3)
Non Discrete reset(5)	daily/weekly	8.5	2.1	6.4
Fixed Rate(6)		16.0	19.0	(3.0)

Total		$168.8	$168.8	$—

(1)	Funding includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Funding includes $7.4 billion of ED Purchase and Participation Program.

(3)	Funding includes the 2008 Asset-Backed Loan Facility.

(4)	Funding includes auction rate securities and the 2008 ABCP Facilities.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight-type instruments.

(6)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that typically convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges under SFAS No. 133 and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

Managed Basis

	Frequency of
Index	Variable			Funding
(Dollars in billions)	Resets	Assets	Funding(1)	Gap

3 month Commercial paper(2)	daily	$134.7	$7.5	$127.2
3 month Treasury bill	weekly	9.8	6.7	3.1
Prime	annual	1.0	.3	.7
Prime	quarterly	6.6	3.5	3.1
Prime	monthly	25.0	15.3	9.7
PLUS Index	annual	.6	.1	.5
3-month LIBOR(3)	daily	—	116.1	(116.1)
3-month LIBOR	quarterly	—	11.8	(11.8)
1-month LIBOR(4)	monthly	2.3	2.0	.3
Non Discrete reset(5)	monthly	—	22.0	(22.0)
Non Discrete reset(6)	daily/weekly	10.1	1.6	8.5
Fixed Rate(7)		12.4	15.6	(3.2)

Total		$202.5	$202.5	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $7.4 billion of ED Purchase and Participation Program.

(3)	Funding includes $2.5 billion of auction rate securities.

(4)	Funding includes the 2008 Asset-Backed Loan Facility.

(5)	Funding includes auction rate securities and the 2008 ABCP Facility.

(6)	Assets include restricted and non-restricted cash equivalents and other overnight-type instruments.

(7)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset three-month LIBOR to fund a large portion of our daily reset three-month commercial paper indexed assets. In addition, we use quarterly reset three-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced with the commercial paper and LIBOR indices beginning in the second half of 2007 and becoming more volatile in the second half of 2008. As of December 31, 2008, on a Managed Basis, we have approximately $127.2 billion of FFELP loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to LIBOR. We believe there is broad market recognition that, due to the unintended consequences of government action in other areas of the capital markets and virtually no issuances of qualifying commercial paper, the 3M CP index and its relationship to LIBOR is broken. The relationship between the indices has been volatile. See “Item 1. Business,” for a discussion of this CP/LIBOR issue and government actions to date.

When compared with the GAAP presentation, the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life for our Managed earning assets and liabilities at December 31, 2008 and 2007.

	December 31,		December 31,
	2008		2007
	On-Balance		On-Balance
(Averages in Years)	Sheet	Managed	Sheet	Managed

Earning assets
Student loans	7.8	7.9	9.0	8.9
Other loans	5.7	5.7	5.0	5.0
Cash and investments	.2	.1	.2	.2

Total earning assets	7.4	7.5	8.0	8.0

Borrowings
Short-term borrowings	.3	.3	.2	.2
Long-term borrowings	6.8	6.7	6.6	6.4

Total borrowings	5.0	5.3	5.0	5.2

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

Foreign Currency Exchange Rate Exposure

Foreign currency exchange rate exposure is primarily the result of foreign denominated liabilities issued by the Company. Cross-currency interest rate swaps are used to lock-in the exchange rate for the term of the liability. In addition, the Company has foreign exchange rate exposure as a result of international operations; however, the exposure is minimal at this time.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the years ended December 31, 2008, 2007 and 2006. Equity forward activity for the years ended December 31, 2007 and 2006 is also reported.

	Years Ended December 31,
(Shares in millions)	2008	2007	2006

Common shares repurchased:
Open market	—	1.8	2.2
Equity forward contracts	—	4.2	5.4
Equity forward contracts agreed to be settled(1)	—	44.0	—
Benefit plans(2)	1.0	3.3	1.6

Total shares repurchased	1.0	53.3	9.2

Average purchase price per share	$24.51	$44.59	$52.41

Common shares issued	1.9	109.2	6.7

Equity forward contracts:
Outstanding at beginning of period	—	48.2	42.7
New contracts	—	—	10.9
Settlements	—	(4.2)	(5.4)
Agreed to be settled(1)	—	(44.0)	—

Outstanding at end of period	—	—	48.2

Authority remaining at end of period for repurchases	38.8	38.8	15.7

(1)	On December 31, 2007, the Company and Citibank agreed to physically settle the contract as detailed below. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the physical settlement of the equity forward contract. As of December 31, 2007, the 44 million shares under this equity forward contract are reflected in treasury stock.

(2)	Shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

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

On December 31, 2007, the Company issued 101,781,170 shares of its common stock at a price of $19.65 per share. Net proceeds from the sale were approximately $1.9 billion. The Company used approximately $2.0 billion of the net proceeds from the sale of Series C Preferred Stock and the sale of its common stock to settle its outstanding equity forward contract (see Note 11, “Stockholders’ Equity,” for further discussion). The remaining proceeds are used for general corporate purposes. The Company issued 9,781,170 shares of the 102 million share offering from its treasury stock. These shares were removed from treasury stock at an average cost of $43.13, resulting in a $422 million decrease to the balance of treasury stock with an offsetting $235 million decrease to retained earnings.

The closing price of the Company’s common stock on December 31, 2008 was $8.90.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements, “Significant Accounting Policies — Recently Issued Accounting Pronouncements.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The Company’s interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the years ended December 31, 2008 and 2007 and the effect on fair values at December 31, 2008 and 2007, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different that the asset index. Both of these analyses do not consider any potential impairment to our Residual Interests that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 8, “Student Loan Securitization,” which details the potential decrease to the fair value of the Residual Interest that could occur under the referenced interest rate environment.

	Year Ended December 31, 2008
					Asset
	Interest Rates:				and Funding
	Change from		Change from		Index
	Increase of		Increase of		Mismatches(1)
	100 Basis		300 Basis		Increase of
	Points		Points		25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(6)	(3)%	$13	7%	$(297)	(162)%
Unrealized gains (losses) on derivative and hedging activities	460	82	956	171	95	17

Increase in net income before taxes	$454	121%	$969	258%	$(202)	(54)%

Increase in diluted earnings per common share	$.974	141%	$2.076	301%	$(.433)	(63)%

	Year Ended December 31, 2007
	Interest Rates:				Asset
	Change from		Change from		and Funding
	Increase of		Increase of		Index Mismatches(1)
	100 Basis		300 Basis		Increase of
	Points		Points		25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$11	1%	$32	4%	$(229)	(27)%
Unrealized gains (losses) on derivative and hedging activities	213	16	375	28	80	6

Increase in net income before taxes	$224	46%	$407	85%	$(149)	(31)%

Increase in diluted earnings per common share	$.361	16%	$.674	30%	$(.361)	(16)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At December 31, 2008
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$107,319	$(758)	(1)%	$(1,602)	(1)%
Private Education Loans	14,141	—	—	—	—
Other earning assets	9,265	(9)	—	(25)	—
Other assets	14,590	(848)	(6)	(2,108)	(14)

Total assets	$145,315	$(1,615)	(1)%	$(3,735)	(3)%

Liabilities
Interest bearing liabilities	$135,070	$(837)	(1)%	$(2,500)	(2)%
Other liabilities	3,604	(293)	(8)	(273)	(8)

Total liabilities	$138,674	$(1,130)	(1)%	$(2,773)	(2)%

	At December 31, 2007
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$111,552	$(303)	—%	$(603)	(1)%
Private Education Loans	17,289	—	—	—	—
Other earning assets	16,321	(20)	—	(59)	—
Other assets	15,092	(887)	(6)	(1,566)	(10)

Total assets	$160,254	$(1,210)	(1)%	$(2,228)	(1)%

Liabilities
Interest bearing liabilities	$141,055	$(1,424)	(1)%	$(3,330)	(2)%
Other liabilities	3,285	392	12	1,471	45

Total liabilities	$144,340	$(1,032)	(1)%	$(1,859)	(1)%

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

During the years ended December 31, 2008 and 2007, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of interest rate swaps and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) in low interest rate environments, our unhedged on-balance sheet loans being in a fixed-rate mode due to Embedded Floor Income while being funded with a variable debt; (iii) a portion of our fixed rate assets being funded with variable debt and (iv) a portion of our variable assets being funded with fixed debt. Items (i) and (iv) will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, items (ii) and (iii) will generally offset this increase. In the 100 basis point scenario for the year ended December 31, 2008, item (ii) had a greater impact than items (i) and (iv) resulting in a net loss. However, in the 300 basis point scenario, the impact of item (ii) was less relative to item (iv). In the 100 and 300 basis point scenario for the year ended December 31, 2007, items (i) and (iv) had a greater impact than item (ii) resulting in a net gain.

Under the scenario in the tables above, called “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Market and Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in unrealized losses of $(134) million and $(175) million for the years ended December 31, 2008 and 2007, respectively. Offsetting this unrealized loss are basis swaps that economically hedge our off-balance sheet Private Credit securitization trusts. Unrealized gains for these basis swaps totaled $229 million and $255 million for the years ended December 31, 2008 and 2007, respectively. The net impact of both of these items was an unrealized gain for all periods presented.

In addition to interest rate risk addressed in the preceding tables, the Company is also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign denominated debt issued by the Company. As it relates to the Company’s corporate unsecured and securitization debt programs used to fund the Company’s business, the Company’s policy is to use cross currency interest rate swaps to swap all foreign denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In addition, the Company has foreign exchange risk as a result of international operations; however, the exposure is minimal at this time.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading ‘‘(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of

December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Guidance

The information regarding directors and executive officers set forth under the headings “Proposal 1: Election of Directors” and “Executive Officers” in the Proxy Statement to be filed on schedule 14A relating to the Company’s Annual Meeting of Stockholders scheduled to be held on May 22, 2009 (the “2009 Proxy Statement”) is incorporated by reference in this section.

The information regarding reports filed under Section 16 of the Securities and Exchange Act of 1934 set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2009 Proxy Statement is incorporated by reference in this section.

The information regarding the Company’s Code of Business Conduct set forth under the heading “Code of Business Conduct” of our 2009 Proxy Statement is incorporated by reference in this section.

The information regarding the Company’s process regarding nominees to the board of directors and the identification of the “audit committee financial experts” set forth under the heading “Corporate Governance” of our 2009 Proxy Statement is incorporated by reference in this section.

Item 11.	Executive Compensation

The information set forth under the caption “Executive and Director Compensation” in the Proxy Statement is incorporated into this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Note 13, “Stock-Based Compensation Plans and Arrangements,” to the consolidated financial statements, and listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof and the information set forth under the captions “Stock Ownership” and “General Information — Principal Shareholders” in the Proxy Statement is incorporated by reference in this section. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Related-Party Transactions” and, regarding director independence, “Corporate Governance” in the Proxy Statement is incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference in this section.

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

4.	Appendices

Appendix A — Federal Family Education Loan Program

(b)	Exhibits

2	Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company incorporated by reference to the correspondingly numbered exhibits to the Company’s Registration Statement on Form S-4, as amended.
3.1	Amended and Restated Certificate of Incorporation of the “Company”, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on January 2, 2008
3.2	Amended By-Laws of the Company incorporated by reference to Exhibit 3.1(ii) of the Company’s Current Report on Form 8-K filed on August 6, 2008.
10.1	Board of Directors Stock Option Plan (Incorporated by reference to the “Company” Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998.†
10.2	SLM Holding Corporation Management Incentive Plan, incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A, as filed on April 10, 1998.†
10.3	Stock Option Agreement, SLM Corporation Incentive Plan, ISO, Price-Vested with Replacements 2004, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004.†

10.4	Stock Option Agreement, SLM Corporation Incentive Plan, Non-Qualified, Price-Vested Options-2004, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004.†
10.5	Terms of Performance Stock Grant, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004.
10.6	Settlement Agreement and Release (1) (Filed with the Securities and Exchange Commission with the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.7	First Amendment to Settlement Agreement and Release (1) (Filed with the Securities and Exchange Commission with the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.8	Second Amendment to Settlement Agreement and Release (1) (Filed with the Securities and Exchange Commission with the Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.9	Amended and Restated SLM Corporation Incentive Plan, incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on May 25, 2005.†
10.10	Director’s Stock Plan, incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed on May 25, 2005.†
10.11	Employment Agreement between the Company and Thomas J. Fitzpatrick, President and Chief Executive Officer, effective as of June 1, 2005, incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2005.†
10.12	SLM Corporation Incentive Plan Performance Stock Term Sheet “Core” Net Income Target, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 9, 2006.†
10.13	Stock Option Agreement SLM Corporation Incentive Plan Net-Settled, Price-Vested Options — 1 year minimum — 2006, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 9, 2006.†
10.14	SLM Corporation Change in Control Severance Plan for Senior Officers, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 9, 2006.†
10.15	Participation Purchase and Security Agreement between Mustang Funding I LLC, Bank of American, JP Morgan Chase, Chase Bank USA, Sallie Mae, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2007.
10.16	Participation Purchase and Security Agreement between Mustang Funding II LLC, Bank of American, JP Morgan Chase, Chase Bank USA, Sallie Mae, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2007.
10.17	Confidential Agreement and Release between the Company and Kevin F. Moehn, dated December 19, 2007, incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on February 29, 2008.†
10.18	Confidential Agreement and Release between the Company and June M. McCormack, dated December 22, 2007, incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on February 29, 2008.†
10.19	Retainer Agreement between Anthony P. Terracciano and the Company, incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.†
10.20	Employment Agreement between Albert L. Lord and the Company, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.†
10.21	Note of Purchase and Security Agreement between Phoenix Funding I, Sallie Mae, Bank of NY Trust Company, Deutsche Bank Trust Company Americas, UBS Real Estate Securities, UBS Securities LLC, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.

10.22	Note of Purchase and Security Agreement between Rendezvous Funding I, Bank of America, JPMorgan Chase, Bank of America Securities LLC, JP Morgan Securities, Barclays Bank PLC, Royal Bank of Scotland, Deutsche Bank Securities, Credit Suisse, Bank of NY Trust Co., Sallie Mae, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.
10.23	Note of Purchase and Security Agreement between Bluemont Funding I, Bank of America, JPMorgan Chase, Bank of America Securities LLC, JP Morgan Securities, Barclays Bank PLC, Royal Bank of Scotland, Deutsche Bank Securities, Credit Suisse, Bank of NY Trust Co., Sallie Mae, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.
10.24	Employment Agreement between Jack Remondi and The Company, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008.†
10.25	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2009, filed with this Form 10-K.†
10.26	Sallie Mae Supplemental 401(k) Savings Plan, filed with this Form 10-K.†
10.27	Sallie Mae Supplemental Cash Account Retirement Plan, filed with this Form 10-K.†
10.28	Amendment to the Note of Purchase and Security Agreement between Phoenix Funding I, Sallie Mae, Bank of NY Trust Company, Deutsche Bank Trust Company Americas, UBS Real Estate Securities, UBS Securities LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008; filed with this Form 10-K.
10.29	Amendment to the Note of Purchase and Security Agreement between Rendezvous Funding I, Bank of America, JPMorgan Chase, Bank of America Securities LLC, JP Morgan Securities, Barclays Bank PLC, Royal Bank of Scotland, Deutsche Bank Securities, Credit Suisse, Bank of NY Trust Co., Sallie Mae, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008; filed with this Form 10-K.
10.30	Amendment to the Note of Purchase and Security Agreement between Bluemont Funding I, Bank of America, JPMorgan Chase, Bank of America Securities LLC, JP Morgan Securities, Barclays Bank PLC, Royal Bank of Scotland, Deutsche Bank Securities, Credit Suisse, Bank of NY Trust Co., Sallie Mae, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008; filed with this Form 10-K.
10.31	Amendment to Schedule of Contracts Substantially Identical to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008; filed with this Form 10-K.
10.32	SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009, filed with this Form 10-K.†
10.33	SLM Corporation Incentive Plan Performance Stock Term Sheet, “Core Earnings” Net Income Target -Sustained Performance, 2009, filed with this Form 10-K.†
14	Code of Business Conduct (Filed with the Securities and Exchange Commission with the “Company” Annual Report on Form 10-K for the year ended December 31, 2003).
23	Consent of PricewaterhouseCoopers LLP (Filed with the Securities and Exchange Commission with this Form 10-K).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 (Filed with the Securities and Exchange Commission with this Form 10-K).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 (Filed with the Securities and Exchange Commission with this Form 10-K).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (Filed with the Securities and Exchange Commission with this Form 10-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (Filed with the Securities and Exchange Commission with this Form 10-K).

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 2, 2009

SLM CORPORATION

By:	/s/ Albert L. Lord
Albert L. Lord
Vice Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Lord Albert L. Lord	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ John F. Remondi John F. Remondi	Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ Anthony P. Terracciano Anthony P. Terracciano	Chairman of the Board of Directors	March 2, 2009

/s/ Ann Torre Bates Ann Torre Bates	Director	March 2, 2009

/s/ William M. Diefenderfer, III William M. Diefenderfer, III	Director	March 2, 2009

/s/ Diane Suitt Gilleland Diane Suitt Gilleland	Director	March 2, 2009

/s/ Earl A. Goode Earl A. Goode	Director	March 2, 2009

/s/ Ronald F. Hunt Ronald F. Hunt	Director	March 2, 2009

/s/ Michael E. Martin Michael E. Martin	Director	March 2, 2009

/s/ Barry A. Munitz Barry A. Munitz	Director	March 2, 2009

Signature	Title	Date

/s/ Howard H. Newman Howard H. Newman	Director	March 2, 2009

/s/ A. Alexander Porter, Jr. A. Alexander Porter, Jr.	Director	March 2, 2009

/s/ Frank C. Puleo Frank C. Puleo	Director	March 2, 2009

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	March 2, 2009

/s/ Steven L. Shapiro Steven L. Shapiro	Director	March 2, 2009

/s/ J. Terry Strange J. Terry Strange	Director	March 2, 2009

/s/ Barry L. Williams Barry L. Williams	Director	March 2, 2009

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management also used an IT governance framework that is based on the COSO framework, Control Objectives for Information and related Technology, which was issued by the Information Systems Audit and Control Association and the IT Governance Institute. Based on our assessment and those criteria, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which appears below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SLM Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for retained interests in 2008.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, VA
March 2, 2009

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,	December 31,
	2008	2007

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $90,906 and $47,518, respectively)	$44,025,361	$35,726,062
FFELP Stafford Loans Held-for-Sale	8,450,976	—
FFELP Consolidation Loans (net of allowance for losses of $46,637 and $41,211, respectively)	71,743,435	73,609,187
Private Education Loans (net of allowance for losses of $1,308,043 and $1,003,963, respectively, as corrected)	20,582,298	14,817,725
Other loans (net of allowance for losses of $58,395 and $43,558, respectively)	729,380	1,173,666
Investments
Available-for-sale	861,008	2,871,340
Other	180,397	93,040

Total investments	1,041,405	2,964,380
Cash and cash equivalents	4,070,002	7,582,031
Restricted cash and investments	3,535,286	4,600,106
Retained Interest in off-balance sheet securitized loans	2,200,298	3,044,038
Goodwill and acquired intangible assets, net	1,249,219	1,300,689
Other assets	11,140,777	10,747,107

Total assets	$168,768,437	$155,564,991

Liabilities
ED Participation Program	$7,364,969	$—
Term bank deposits	1,147,825	254,029
Other short-term borrowings	33,420,249	35,693,378

Total short-term borrowings	41,933,043	35,947,407
Long-term borrowings	118,224,794	111,098,144
Other liabilities	3,604,260	3,284,545

Total liabilities	163,762,097	150,330,096

Commitments and contingencies
Minority interest in subsidiaries	7,270	11,360
Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized
Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	400,000	400,000
Series C, 7.25% mandatory convertible preferred stock; 1,150 and 1,000 shares, respectively, issued at liquidation preference of $1,000 per share	1,149,770	1,000,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 534,411 and 532,493 shares issued, respectively	106,883	106,499
Additional paid-in capital	4,684,112	4,590,174
Accumulated other comprehensive income (loss) (net of tax benefit of $43,202 and expense of $124,468, respectively)	(76,476)	236,364
Retained earnings	426,175	557,204

Stockholders’ equity before treasury stock	6,855,464	7,055,241
Common stock held in treasury at cost: 66,958 and 65,951 shares, respectively	1,856,394	1,831,706

Total stockholders’ equity	4,999,070	5,223,535

Total liabilities and stockholders’ equity	$168,768,437	$155,564,991

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Interest income:
FFELP Stafford and Other Student Loans	$1,994,394	$2,060,993	$1,408,938
FFELP Consolidation Loans	3,178,692	4,343,138	3,545,857
Private Education Loans	1,737,554	1,456,471	1,021,221
Other loans	82,734	105,843	97,954
Cash and investments	276,264	707,577	503,002

Total interest income	7,269,638	8,674,022	6,576,972
Total interest expense	5,905,418	7,085,772	5,122,855

Net interest income	1,364,220	1,588,250	1,454,117
Less: provisions for loan losses	719,650	1,015,308	286,962

Net interest income after provisions for loan losses	644,570	572,942	1,167,155

Other income:
Gains on student loan securitizations	—	367,300	902,417
Servicing and securitization revenue	261,819	437,097	553,541
Losses on sales of loans and securities, net	(186,155)	(95,492)	(49,357)
Gains (losses) on derivative and hedging activities, net	(445,413)	(1,360,584)	(339,396)
Contingency fee revenue	340,140	335,737	396,830
Collections revenue (loss)	(64,038)	271,547	239,829
Guarantor servicing fees	121,363	156,429	132,100
Other	392,076	385,075	338,307

Total other income	419,792	497,109	2,174,271
Operating expenses:
Salaries and benefits	610,020	734,777	703,210
Other operating expenses	746,835	794,565	642,942
Restructuring expenses	83,775	22,505	—

Total expenses	1,440,630	1,551,847	1,346,152

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	(376,268)	(481,796)	1,995,274
Income tax expense (benefit)	(167,574)	412,283	834,311

Income (loss) before minority interest in net earnings of subsidiaries	(208,694)	(894,079)	1,160,963
Minority interest in net earnings of subsidiaries	3,932	2,315	4,007

Net income (loss)	(212,626)	(896,394)	1,156,956
Preferred stock dividends	111,206	37,145	35,567

Net income (loss) attributable to common stock	$(323,832)	$(933,539)	$1,121,389

Basic earnings (loss) per common share	$(.69)	$(2.26)	$2.73

Average common shares outstanding	466,642	412,233	410,805

Diluted earnings (loss) per common share	$(.69)	$(2.26)	$2.63

Average common and common equivalent shares outstanding	466,642	412,233	451,170

Dividends per common share	$—	$.25	$.97

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425
Comprehensive income:
Net income									1,156,956		1,156,956
Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax								(41,953)			(41,953)
Change in unrealized gains (losses) on derivatives, net of tax								4,990			4,990
Minimum pension liability adjustment, net of tax								(569)			(569)

Comprehensive income											1,119,424
Adjustment to initially apply SFAS No. 158, net of tax								18,733			18,733
Cash dividends:
Common stock ($.97 per share)									(398,414)		(398,414)
Preferred stock, Series A ($3.48 per share)									(11,500)		(11,500)
Preferred stock, Series B ($5.82 per share)									(23,420)		(23,420)
Issuance of common shares		6,629,455	64,141	6,693,596		1,326	204,996			3,499	209,821
Issuance of preferred shares							647		(647)		—
Tax benefit related to employee stock option and purchase plans							54,522				54,522
Stock-based compensation cost							71,399				71,399
Repurchase of common shares:
Open market repurchases			(2,159,827)	(2,159,827)						(100,000)	(100,000)
Equity forwards:
Settlement cost, cash			(5,395,979)	(5,395,979)						(295,376)	(295,376)
(Gain)/loss on settlement			—	—						10,907	10,907
Benefit plans			(1,657,788)	(1,657,788)						(87,479)	(87,479)

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042
Comprehensive income:
Net income (loss)									(896,394)		(896,394)
Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax								(101,591)			(101,591)
Change in unrealized gains (losses) on derivatives, net of tax								(15,004)			(15,004)
Defined benefit pension plans adjustment								3,848			3,848

Comprehensive income											(1,009,141)
Cash dividends:
Common stock ($.25 per share)									(102,658)		(102,658)
Preferred stock, Series A ($3.49 per share)									(11,500)		(11,500)
Preferred stock, Series B ($6.25 per share)									(24,796)		(24,796)
Preferred stock, Series C ($.20 per share)									(201)		(201)
Restricted stock dividend									(8)		(8)
Issuance of common shares		99,380,099	9,816,534	109,196,633		19,876	1,940,708		(235,548)	423,446	2,148,482
Issuance of preferred shares	1,000,000				1,000,000		(30,678)		(648)		968,674
Tax benefit related to employee stock option and purchase plans							49,016				49,016
Stock-based compensation cost							65,917				65,917
Cumulative effect of accounting change									(5,761)		(5,761)
Repurchase of common shares:
Open market repurchases			(1,809,700)	(1,809,700)						(65,018)	(65,018)
Equity forward settlement:
Settlement cost, cash			(4,110,929)	(4,110,929)						(164,437)	(164,437)
(Gain)/loss on settlement			—	—						54,716	54,716
Equity forwards agreed to be settled:
Settlement cost, cash			(44,039,890)	(44,039,890)						(1,992,938)	(1,992,938)
(Gain)/loss on settlement			—	—						1,105,975	1,105,975
Benefit plans			(3,311,239)	(3,311,239)						(152,829)	(152,829)

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535

Comprehensive income:

Net income (loss)									(212,626)		(212,626)

Other comprehensive income:

Change in unrealized gains (losses) on investments, net of tax								(45,360)			(45,360)

Change in unrealized gains (losses) on derivatives, net of tax								(71,412)			(71,412)

Defined benefit pension plans adjustment								(1,413)			(1,413)

Comprehensive income											(330,811)

Cash dividends:

Preferred stock, Series A ($3.49 per share)									(11,501)		(11,501)

Preferred stock, Series B ($4.09 per share)									(15,927)		(15,927)

Preferred stock, Series C ($69.48 per share)									(83,128)		(83,128)

Restricted stock dividend									(1,852)		(1,852)

Issuance of common shares		1,908,595	3,667	1,912,262		382	38,575			79	39,036

Issuance of preferred shares	150,000				150,000		(4,005)		(650)		145,345

Conversion of preferred shares	(230)	9,595		9,595	(230)	2	228				—

Tax benefit related to employee stock option and purchase plans							(16,981)				(16,981)

Stock-based compensation cost							76,121				76,121

Cumulative effect of accounting change								(194,655)	194,655		—

Repurchase of common shares:

Benefit plans			(1,010,673)	(1,010,673)						(24,767)	(24,767)

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Operating activities
Net income (loss)	$(212,626)	$(896,394)	$1,156,956
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains on student loan securitizations	—	(367,300)	(902,417)
Losses on loans and securities, net	186,155	95,492	49,357
Stock-based compensation cost	86,271	74,621	81,163
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	559,895	(214,963)	(128,529)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	—	1,558,025	359,193
Provisions for loan losses	719,650	1,015,308	286,962
Minority interest, net	(2,674)	(779)	(2,461)
Mortgage loans originated	(60,927)	(546,773)	(1,291,782)
Proceeds from sales of mortgage loans	66,396	615,274	1,364,448
Decrease (increase) in purchased paper-mortgages, net	301,234	(618,117)	(214,916)
(Increase) in student loans held-for-sale	(7,787,869)	—	—
Decrease (increase) in restricted cash — other	96,617	(84,537)	71,312
(Increase) in accrued interest receivable	(279,082)	(1,046,124)	(970,580)
(Decrease) increase in accrued interest payable	(200,501)	214,401	277,617
Adjustment for non-cash (income)/loss related to Retained Interest	425,462	279,246	157,715
Decrease in other assets, goodwill and acquired intangible assets, net	559,417	761,787	730,221
(Decrease) in other liabilities	(155,768)	(890,464)	(215,838)

Total adjustments	(5,485,724)	845,097	(348,535)

Net cash (used in) provided by operating activities	(5,698,350)	(51,297)	808,421

Investing activities
Student loans acquired	(23,337,946)	(39,303,005)	(36,364,686)
Loans purchased from securitized trusts (primarily loan consolidations)	(1,243,671)	(4,448,766)	(7,443,157)
Reduction of student loans:
Installment payments, claims and other	10,333,901	11,413,044	10,617,867
Proceeds from securitization of student loans treated as sales	—	1,976,599	19,521,365
Proceeds from sales of student loans	496,183	1,013,295	101,212
Other loans — originated	(1,138,355)	(3,396,501)	(2,082,670)
Other loans — repaid	1,542,307	3,420,187	1,834,471
Other investing activities, net	(135,041)	(358,209)	(210,969)
Purchases of available-for-sale securities	(101,140,587)	(90,087,504)	(85,189,100)
Proceeds from sales of available-for-sale securities	328,530	73,217	25,941
Proceeds from maturities of available-for-sale securities	102,436,912	89,353,103	85,015,345
Purchases of held-to-maturity and other securities	(500,255)	(330,450)	(1,066,290)
Proceeds from maturities of held-to-maturity securities and other securities	407,180	435,468	1,278,897
Decrease (increase) in restricted cash — on-balance sheet trusts	918,403	(1,293,846)	(304,749)
Return of investment from Retained Interest	403,020	276,996	140,435
Purchase of subsidiaries, net of cash acquired	(37,868)	—	(339,836)

Net cash used in investing activities	(10,667,287)	(31,256,372)	(14,465,924)

Financing activities
Borrowings collateralized by loans in trust — issued	17,986,955	23,943,837	12,984,937
Borrowings collateralized by loans in trust — repaid	(6,299,483)	(6,429,648)	(5,578,268)
Asset-backed commercial paper conduits — net activity	(1,649,287)	21,073,857	(6,173)
ED Participation Program	7,364,969	—	—
Other short-term borrowings issued	2,592,429	594,434	15,374,178
Other short-term borrowings repaid	(1,512,031)	(2,342,953)	(15,434,264)
Other long-term borrowings issued	3,563,003	1,567,602	11,739,249
Other long-term borrowings repaid	(9,518,655)	(3,188,249)	(4,744,432)
Other financing activities, net	284,659	901,263	202,452
Excess tax benefit from the exercise of stock-based awards	281	30,316	32,985
Common stock issued	5,979	2,125,111	192,520
Net settlements on equity forward contracts	—	(614,217)	(66,925)
Common stock repurchased	—	(2,222,394)	(482,855)
Common dividends paid	—	(102,658)	(398,414)
Preferred stock issued	145,345	968,674	—
Preferred dividends paid	(110,556)	(36,497)	(34,920)

Net cash provided by financing activities	12,853,608	36,268,478	13,780,070

Net (decrease) increase in cash and cash equivalents	(3,512,029)	4,960,809	122,567
Cash and cash equivalents at beginning of year	7,582,031	2,621,222	2,498,655

Cash and cash equivalents at end of year	$4,070,002	$7,582,031	$2,621,222

Cash disbursements made for:
Interest	$5,721,408	$6,897,773	$4,512,737

Income taxes	$699,364	$1,097,340	$770,004

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

1.	Organization and Business

SLM Corporation (the “Company”) is a holding company that operates through a number of subsidiaries. The Company was formed 36 years ago as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for student loans. In 2004, the Company completed its transformation to a private company through its wind-down of the GSE. The GSE’s outstanding obligations were placed into a Master Defeasance Trust Agreement as of December 29, 2004, which was fully collateralized by direct, noncallable obligations of the United States.

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

The Company has expanded into a number of fee-based businesses, most notably its Asset Performance Group (“APG”), formerly known as Debt Management Operations (“DMO”) business, which is presented as a distinct segment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s APG business segment provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. In 2008, the Company concluded that its APG purchased paper business no longer produces a mutual strategic fit. The Company finalized the sale of its international purchased paper non-mortgage business in the first quarter of 2009 and is winding down the domestic side of its purchased paper non-mortgage and purchased paper mortgage/properties businesses.

The Company also earns fees for a number of services including student loan and guarantee servicing, loan default aversion and defaulted loan collections, and for providing processing capabilities and information technology to educational institutions, as well as, 529 college savings plan program management, transfer and servicing agent services, and administration services through Upromise Investments, Inc. (“UII”) and Upromise Investment Advisors, LLC (“UIA”). The Company also operates a consumer savings network through Upromise, Inc. (“Upromise”). References in this Annual Report to “Upromise” refer to Upromise and its subsidiaries, UII and UIA.

On April 16, 2007, the Company announced that a buyer group (“Buyer Group”) led by J.C. Flowers & Co. (“J.C. Flowers”), Bank of America, N.A. and JPMorgan Chase, N.A. signed a definitive agreement (“Merger Agreement”) to acquire the Company (the “Proposed Merger”) for approximately $25.3 billion or $60.00 per share of common stock. On January 25, 2008, the Company, Mustang Holding Company Inc. (“Mustang Holding”), Mustang Merger Sub, Inc. (“Mustang Sub”), J.C. Flowers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. entered into a Settlement, Termination and Release Agreement (the “Agreement”). Under the Agreement, the lawsuit filed by the Company on October 8, 2007, related to the Proposed Merger, as well as all counterclaims, was dismissed and the Merger Agreement dated April 15, 2007, among the Company, Mustang Holding and Mustang Sub was terminated on January 25, 2008.

On February 26, 2009, the Administration issued their 2010 budget request to Congress, which included provisions that could impact significantly the FFELP. The President’s budget overview states: “FFEL processors would continue to receive federal subsidies for new loans originated in the 2009-2010 academic

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

1.	Organization and Business (Continued)

year and prior academic years under the regular FFEL program and the emergency programs established by the Ensuring Continued Access to Student Loans Act of 2008.” The budget proposal must be passed in the Congress, prior to enactment into law. The Company will work with Congress and ED to assist them in achieving the objectives outlined in the Administration’s 2010 budget request.

2.	Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of SLM Corporation and its subsidiaries, after eliminating the effects of intercompany accounts and transactions.

Financial Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” requires Variable Interest Entities (“VIEs”) to be consolidated by their primary beneficiaries. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities that have a significant impact on the success of the entity, the obligation to absorb the expected losses of an entity, and the rights to receive the expected residual returns of the entity.

As further discussed in Note 8, “Student Loan Securitization,” the Company does not consolidate any qualifying special purpose entities (“QSPEs”) created for securitization purposes in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of SFAS No. 125.” All of the Company’s off-balance sheet securitizations meet the definition of a QSPE and are not consolidated. The Company’s accounting treatment for its on-balance sheet securitizations, which are not QSPEs, are governed by FIN No. 46(R) and are consolidated in the accompanying financial statements as the Company is the primary beneficiary.

Use of Estimates

The Company’s financial reporting and accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include valuation and income recognition related to allowance for loan losses, loan effective interest rate method (student loan premiums and discounts), fair value measurements, securitization activities (gain on sale and the related retained interest), and derivative accounting.

Loans

Loans, consisting of federally insured student loans, Private Education Loans, student loan participations, lines of credit, academic facilities financings, and other private consumer and mortgage loans that the Company has the ability and intent to hold for the foreseeable future are classified as held for investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale, and carried at the lower of cost or fair value. Loans

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income and there is also no related allowance for loan loss.

As market conditions warrant, the Company actively securitizes loans but securitization is viewed as one of many different sources of financing. At the time of a funding need, the most advantageous funding source is identified and, if that source is the securitization program, loans are selected based on the required characteristics to structure the desired transaction (e.g., type of loan, mix of interim vs. repayment status, credit rating, maturity dates, etc.). The Company structures securitizations to obtain the most favorable financing terms and as a result, due to some of the structuring terms, certain transactions qualify for sale treatment under SFAS No. 140 while others do not qualify for sale treatment and are recorded as financings. All student loans are initially categorized as held for investment until there is certainty as to each specific loan’s ultimate financing because the Company does not securitize all loans and not all securitizations qualify as sales. It is only when the Company has selected the loans to securitize and that securitization transaction qualifies as a sale under SFAS No. 140 has the Company made the decision to sell such loans. At that time, the loans selected are transferred into the held-for-sale classification and carried at the lower of cost or fair value. If the Company anticipates recognizing a gain related to the impending securitization, then the fair value of the loans is higher than their respective cost basis and no valuation allowance is needed.

Under the “Ensuring Continued Access to Student Loans Act of 2008,” ED has implemented the Loan Purchase Commitment Program (“Purchase Program”). Under the Purchase Program, ED will purchase eligible FFELP loans at a set price by September 30, 2009 at the option of the Company. The Company is classifying all loans eligible to be sold to ED under the Purchase Program as held-for-sale. The Company currently has the ability and intent to sell such loans to ED under the Purchase Program due to the current environment in the capital markets. These loans are included in the “FFELP Stafford Held-for-Sale Loans” line on the consolidated balance sheets.

Student Loan Income

The Company recognizes student loan interest income as earned, adjusted for the amortization of premiums and capitalized direct origination costs, accretion of discounts, and after giving effect to borrower utilization of incentives for timely payment (“Repayment Borrower Benefits”). These adjustments are made in accordance with SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires income to be recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions, and to estimates related to Repayment Borrower Benefits. As a result, for loans that are held for investment, premiums, discounts, and capitalized direct origination costs and fees are amortized over the estimated life of the loan, which includes an estimate of prepayment speeds. The estimate of the prepayment speed must consider the effect of consolidations, voluntary prepayments and student loan defaults, all of which shorten the life of loan. Prepayment speed estimates must also consider the utilization of deferment and forbearance, which lengthen the life of loan, coupled with management’s expectation of future activity. For Repayment Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. The Company periodically evaluates the assumptions used to estimate its loan life and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. The Company pays an annual 105 basis point Consolidation Loan Rebate Fee on FFELP Consolidation Loans which is netted against student loan income. Additionally, interest earned on student loans reflects

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

Allowance for Student Loan Losses

The Company has established an allowance for student loan losses that is an estimate of probable losses incurred in the FFELP and Private Education Loan portfolios at the balance sheet date. The Company presents student loans net of the allowance on the balance sheet. Estimated probable losses are expensed through the provision for loan losses in the period that the loss event occurs. Estimated probable losses contemplate expected recoveries. As further discussed in Note 4, “Allowance for Loan Losses,” the Company changed its charge-off policy. Prior to December 31, 2008, when a default event occurred, the face amount of the loan was charged to the allowance for loan loss and the amount attributable to expected recoveries would remain in the allowance for loan loss until received. Effective December 31, 2008, charge-offs reflect only the amount of the expected loss (i.e. face amount less expected recovery) and amounts attributable to expected recoveries remain in the balance of student loans.

In evaluating the adequacy of the allowance for losses on the Private Education Loan portfolio, the Company considers several factors including the credit profile of the borrower and/or cosigner, the loan’s payment status (e.g., whether the loan is in repayment versus in a permitted non-paying status), months since initially entering repayment, delinquency status, type of program, trends in program completion/graduation rates, and trends in defaults in the portfolio based on Company, industry and economic data. When calculating the Private Education Loan allowance for losses, the Company’s methodology, based on a migration analysis, divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria and the existence or absence of a cosigner, with a further breakdown for each of the factors mentioned above within these categories. The Company then applies default and recovery rate projections to each category. Once the quantitative calculation is performed, the Company reviews adequacy of the allowance for loan losses and determines if qualitative adjustments need to be considered. Private Education Loan principal is charged off against the allowance when the loan exceeds 212 days delinquency. The Company’s collection policies allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations which are referred to as forbearance.

FFELP loans are guaranteed (subject to legislative risk sharing requirements) as to both principal and interest, and therefore continue to accrued interest until such time that they are paid by the guarantor. The Company uses a similar methodology applying the same factors (where relevant) when estimating losses for the Risk Sharing on FFELP loans.

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

When Private Education Loans in the Company’s off-balance sheet securitized trusts settling before September 30, 2005 become 180 days delinquent, the Company previously exercised its contingent call option (the Company does not hold the contingent call option for any trusts settling after September 30, 2005) to repurchase these loans at par value and record a loss for the difference in the par value paid and the fair

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

market value of the loan at the time of purchase, in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Beginning in October 2008, the Company decided to no longer exercise its contingent call option. The losses recorded upon repurchase, pertaining to the contingent call option and specialty claims, for the years ended December 31, 2008, 2007, and 2006 were $141 million, $123 million, and $48 million, respectively, and were recorded in the “Losses on loans and securities, net” line item in the consolidated statements of income. Subsequent to buyback, the Company accounts for these loans under SOP 03-3 in the same manner as discussed under “Collections Revenue” for the Company’s purchased paper portfolio. The initial valuation at buyback uses a discount rate similar to that used in valuing the Private Education Loan Residual Interests as that rate takes into account the credit and liquidity risks inherent in the loans being repurchased. Interest income recognized is recorded as part of student loan interest income.

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

In connection with the Company’s tuition payment plan product, the Company receives cash from students and parents that in turn is owed to schools. This cash, a majority of which has been deposited at Sallie Mae Bank, is held in escrow for the beneficial owners. In addition, the cash rebates that Upromise members earn from qualifying purchases from Upromise’s participating companies are held in trust for the benefit of the members. This cash is restricted to certain investments until distributed in accordance with the Upromise member’s request and the terms of the Upromise service. Upromise, which acts as the trustee for the trust, has deposited a majority of the cash with Sallie Mae Bank pursuant to a money market deposit account agreement between Sallie Mae Bank and the trust. Subject to capital requirements and other laws, regulations and restrictions applicable to Utah industrial banks, the cash that is deposited with Sallie Mae Bank in connection with the tuition payment plan and the Upromise rebates described above is not restricted and, accordingly, is not included in restricted cash and investments in the Company’s consolidated financial statements, as there is no restriction surrounding the use of funds by the Company.

Securities pledged as collateral related to the Company’s derivative portfolio where the counterparty has rights of rehypothecation, are classified as restricted. When the counterparty does not have these rights, the security is recorded in investments and disclosed as pledged collateral in the notes. Cash balances that the Company’s indentured trusts deposit in guaranteed investment contracts that are held in trust for the related note holders are classified as restricted investments. Finally, cash received from lending institutions that is invested pending disbursement for student loans is restricted and cannot be disbursed for any other purpose.

Investments

Investments are held to provide liquidity and to serve as a source of income. The majority of the Company’s investments are classified as available-for-sale and such securities are carried at fair value, with the temporary changes in fair value carried as a separate component of stockholders’ equity. Changes in fair value for available-for-sale securities that have been designated as the hedged item in a SFAS No. 133 fair

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

value hedge (as it relates to the hedged risks) are recorded in the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income offsetting changes in fair value of the derivative which is hedging such investment. Temporary changes in fair value of the security as it relates to non-hedged risks are carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Impairment is evaluated by considering several factors including the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain the investment in order to allow for an anticipated recovery in fair value. If, based on the analysis, it is determined that the impairment is other than temporary, the investment is written down to fair value and a loss is recognized through earnings. Securities classified as trading are accounted for at fair value with unrealized gains and losses included in investment income. Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost.

The Company also has investments in leveraged leases, primarily with U.S. commercial airlines, which are accounted for at amortized cost net of impairments in other investments, and insurance-related investments carried in other assets.

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. The Company’s interest expense may also be adjusted for net payments/receipts related to interest rate and foreign currency swap agreements and interest rate futures contracts that qualify and are designated as hedges under GAAP. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as cash flow hedges. Amortization of debt issue costs, premiums, discounts and terminated hedge basis adjustments are recognized using the effective interest rate method.

Transfer of Financial Assets

The Company accounts for the transfer of financial assets under SFAS No. 140, “Accounting and Servicing of Financial Assets and Extinguishments of Liabilities.” The primary activity which falls under SFAS No. 140 for the Company is securitization accounting which is further discussed below. The company’s indentured trust debt, ABCP borrowings and ED Participation Program facility were accounted for as on-balance sheet secured borrowings under SFAS No. 140 as the trusts were either not QSPEs and/or the Company controlled the transferred assets. See “Securitization Accounting” below for further discussion on the criteria assessed under SFAS No. 140 to determine whether a transfer of financial assets is a sale or a secured borrowing.

Securitization Accounting

To meet the sale criteria of SFAS No. 140, the Company’s securitizations use a two-step structure with a QSPE that legally isolates the transferred assets from the Company, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing under FIN No. 46(R), as the Company is the primary beneficiary of the VIE. In all cases, irrespective of whether they qualify as sales under SFAS No. 140,

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

the Company’s securitizations are structured such that legally they are sales of assets that isolate the transferred assets from the Company.

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

In certain securitizations there are certain terms present within the deal structure that result in such securitizations not qualifying for sale treatment by failing to meet the criteria required for the securitization entity (trust) to be a QSPE. Accordingly, these securitization trusts are accounted for as VIEs. Because the Company is considered the primary beneficiary in such VIEs, the transfer is deemed a financing and the trust is consolidated in the financial statements. The terms present in these structures that prevent sale treatment are: (1) the Company holds rights that can affect the remarketing of specific trust bonds that are not significantly limited, (2) the trust has the right to enter into interest rate cap agreements after its settlement date that do not relate to the reissuance of third-party beneficial interests and (3) the Company may hold an unconditional call option related to a certain percentage of trust assets.

Irrespective of whether a securitization receives sale treatment or not, the Company’s continuing involvement with its securitization trusts is generally limited to:

•	Owning the equity certificates of the trust.

•	The servicing of the student loan assets within the securitization trusts, on both a pre- and post-default basis.

•	The Company’s role as the administrator for the securitization transactions it sponsored, which includes remarketing certain bonds at future dates.

•	The Company’s responsibilities relative to representation and warranty violations and the reimbursement of borrower benefits.

•	Certain back-to-back derivatives entered into by the Company contemporaneously with the execution of derivatives by certain Private Education Loan securitization trusts.

•	The option held by the Company to buy certain delinquent loans from certain Private Education Loan securitization trusts.

•	The option to exercise the clean-up call and purchase the student loans from the trust when the asset balance is 10 percent or less of the original loan balance.

•	The option (in certain trusts) to call rate reset notes in instances where the remarketing process has failed.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the trusts to pay when due. Generally, the only arrangements the Company has to provide financial support to the trusts are:

•	representation and warranty violations requiring the buybacks of loans;

•	the reimbursement to the trust of borrower benefits afforded the borrowers of student loans that have been securitized; or

•	funding specific cash accounts within certain trusts related to the remarketing of certain bonds.

Under the terms of the transaction documents of certain trusts, the Company has from time to time, exercised its options to purchase delinquent loans from Private Education Loan trusts, purchase the remaining loans from trusts once the loan balance falls below 10 percent of the original amount, or call rate reset notes. The Company has not provided any financial support to the securitization trusts that it was not contractually required to provide in the past. Certain trusts maintain financial arrangements with third parties also typical of securitization transactions, such as derivative contracts (swaps) and bond insurance policies that, in the case of a counterparty failure, could adversely impact the value of the Company’s Residual Interest.

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

When the Company qualifies for sale treatment on its securitizations, it recognizes the resulting gain on student loan securitizations in the consolidated statements of income. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The component in determining the fair value of the assets received that involves the most judgment is the valuation of the Residual Interest. The Company estimates the fair value of the Residual Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions — credit losses, prepayment speeds and discount rates commensurate with the risks involved. Quoted market prices are not available. The Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115,” effective January 1, 2008, whereby the Company elected to carry all Residual Interests at fair value with subsequent changes in fair value recorded in earnings, as further discussed below under “Recently Issued Accounting Policies — The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115.”

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

on an ongoing basis to determine if the amounts received are adequate compensation as defined in SFAS No. 140. To the extent such compensation is determined to be no more or less than adequate compensation, no servicing asset or obligation is recorded at the time of securitization. Servicing rights are subsequently carried at the lower of cost or market. At December 31, 2008 and 2007, the Company did not have servicing assets or liabilities recorded on the balance sheet.

Derivative Accounting

The Company accounts for its derivatives, which include interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts, Floor Income Contracts and equity forward contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 9, “Derivative Instruments,” under Risk Management Strategy) exclusive of accrued interest and cash collateral held or pledged. The Company determines the fair value for its derivative contracts primarily using pricing models that consider current market conditions and the contractual terms of the derivative contract. These factors include interest rates, time value, forward interest rate curve, volatility factors, forward foreign exchange rates, and the closing price of the Company’s stock (related to its equity forward contracts). Inputs are generally from active financial markets; however, adjustments are made to derivative valuations for inputs from illiquid markets, and for credit for both when the Company has an exposure to the counterparty net of collateral held and when the counterparty has exposure to the Company net of collateral pledged. The fair values of some derivatives are determined using counterparty valuations. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized with regard to derivatives, and the use of different pricing models or assumptions could produce different financial results. As a matter of policy, the Company compares the fair values of its derivatives that it calculates to those provided by its counterparties. Any significant differences are identified and resolved appropriately.

Many of the Company’s derivatives, mainly interest rate swaps hedging the fair value of fixed rate assets and liabilities, cross-currency interest rate swaps, and certain Eurodollar futures contracts, qualify as effective hedges under SFAS No. 133. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship, is documented. Each derivative is designated to either a specific asset or liability on the balance sheet or expected future cash flows, and designated as either a “fair value” or a “cash flow” hedge. Fair value hedges are designed to hedge the Company’s exposure to changes in fair value of a fixed rate or foreign denominated asset or liability, while cash flow hedges are designed to hedge the Company’s exposure to variability of either a floating rate asset’s or liability’s cash flows or an expected fixed rate debt issuance. For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are marked-to-market with any difference reflecting ineffectiveness and recorded immediately in the statement of income. For effective cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded immediately through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in value of the derivative with no offsetting mark-to-market of the hedged item for the current period. If it is also determined the hedge will not be effective in the future, the Company

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

discontinues the hedge accounting prospectively, ceases recording changes in the fair value of the hedged item, and begins amortization of any basis adjustments that exist related to the hedged item.

The Company also has a number of derivatives, primarily Floor Income Contracts and certain basis swaps, that the Company believes are effective economic hedges but are not considered hedges under SFAS No. 133. These derivatives are classified as “trading” for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the economically hedged item.

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. Prior to 2008, the Company used these contracts to lock-in the purchase price of the Company’s stock related to share repurchases. As a result, the Company marks its equity forward contracts to market through earnings in the “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income along with the net settlement expense on the contracts. See Note 11, “Stockholders’ Equity,” for a discussion on the change in accounting related to equity forward contracts as of December 31, 2007. As of January 2008, these contracts had been settled.

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

Goodwill and Acquired Intangible Assets

The Company accounts for goodwill and acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill is not amortized. Goodwill is tested for impairment annually as of September 30 at the reporting unit level, which is the same as or one level below an operating segment as defined in SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” Goodwill is also tested at interim periods if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

In accordance with SFAS No. 142, Step 1 of the goodwill impairment analysis consists of a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, Step 2 in the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner consistent with determining goodwill in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.

Other acquired intangible assets, which include but are not limited to tradenames, customer and other relationships, and non-compete agreements, are also accounted for in accordance with SFAS No. 142. Acquired intangible assets with definite or finite lives are amortized over their estimated useful lives in proportion to their estimated economic benefit. Finite-lived acquired intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs or circumstances change

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

indicating the carrying amount of a finite-lived asset or asset group may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset (or asset group) exceeds the estimated undiscounted cash flows used to determine the fair value of the asset or asset group. The impairment loss recognized would be the difference between the carrying amount and fair value. Indefinite-life acquired intangible assets are not amortized. They are tested for impairment annually as of September 30 or at interim periods if an event occurs or circumstances change that would indicate the carrying value of these assets may be impaired. The annual or interim impairment test of indefinite-lived acquired intangible assets is based primarily on a discounted cash flow analysis.

Guarantor Servicing Fees

The Company provides a full complement of administrative services to FFELP guarantors including guarantee issuance, process, account maintenance, and guarantee fulfillment services for guarantor agencies, the U.S. Department of Education (“ED”), educational institutions and financial institutions. The fees associated with these services are recognized as earned based on contractually determined rates. The Company is party to a guarantor servicing contract with United Student Aid Funds, Inc. (“USA Funds”), which accounted for 85 percent, 86 percent and 83 percent of guarantor servicing fees for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Collections Revenue

The Company has purchased delinquent and charged off receivables on various types of consumer debt with a primary emphasis on charged off credit card receivables, and sub-performing and non-performing mortgage loans. The Company accounts for its investments in charged off receivables and sub-performing and non-performing mortgage loans in accordance with AICPA’s SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Under SOP 03-3, the Company establishes static pools of each quarter’s purchases and aggregates them based on common risk characteristics. The pools when formed are initially recorded at fair value, based on each pool’s estimated future cash flows and internal rate of return. The Company recognizes income each month based on each static pool’s effective interest rate. The static pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows result in a pool’s effective interest rate increasing, then this new yield is used prospectively over the remaining life of the static pool. If the new estimated cash flows result in a pool’s effective interest rate decreasing, the pool is impaired and written down through a valuation allowance to maintain the effective interest rate. Net interest income earned, less any impairments recognized, on the purchased portfolios is recorded as collection revenue in the consolidated statements of income. When mortgage loans default and the Company forecloses and owns the underlying real estate, the Company carries

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

such real estate at the lower of cost or fair value. Primarily due to the weakening of the U.S. economy and declines in real estate values, the Company recorded $368 million of impairment in 2008 related to the purchased paper portfolios. There is approximately $1.2 billion on the balance sheet as of December 31, 2008 related to those assets.

Restructuring Activities

The Company is restructuring its business in response to the impact of the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets. One-time, involuntary benefit arrangements, disposal costs (including contract termination costs and other exit costs), as well as certain other costs that are incremental and incurred as a direct result of the Company’s restructuring plans, are accounted for in accordance with the FASB’s SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are classified as restructuring expenses in the accompanying consolidated statements of income.

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

and vest. Accordingly, the Company recognizes severance costs to be paid pursuant to the Severance Plan in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits,” when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during the year ended December 31, 2008 and the fourth quarter of 2007 as a direct result of the Company’s restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income. See Note 15 “Restructuring Activities,” for further information on the restructuring activities.

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

During the years ended December 31, 2008, 2007 and 2006, the Company capitalized $23 million, $19 million and $16 million, respectively, in costs related to software development, and expensed $120 million, $126 million and $131 million, respectively, related to routine maintenance, betterments and amortization. At December 31, 2008 and 2007, the unamortized balance of capitalized internally developed software included in other assets was $56 million and $54 million, respectively. The Company amortizes software development costs over three to five years.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and began recognizing stock-based compensation cost in its consolidated statements of income using the fair value based method. Prior to 2006, the Company accounted for its stock option plans using the intrinsic value method of accounting provided under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and no compensation cost related to its stock option grants was recognized in its consolidated statements of income.

The adoption of SFAS No. 123(R) reduced the Company’s net earnings by $47 million, $36 million and $39 million for the years ended December 31, 2008, 2007 and 2006, respectively.

SFAS No. 123(R) requires that the excess (i.e., windfall) tax benefits from tax deductions on the exercise of share-based payments exceeding the deferred tax assets from the cumulative compensation cost previously recognized be classified as cash inflows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits resulting from the exercise of share-based payments as operating cash flows. The excess tax benefit for the year ended December 31, 2008 was $0.3 million.

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

“Income tax expense” includes (i) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance, and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for unrecognized tax benefits. Income tax expense excludes the tax effects related to adjustments recorded in equity.

The Company adopted the provisions of the FASB’s FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Under FIN No. 48, an uncertain tax position is recognized only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of tax benefit recognized in the financial statements is the largest amount of benefit that is more than fifty percent likely of being sustained upon ultimate settlement of the uncertain tax position. The Company recognizes interest related to unrecognized tax benefits in income tax expense, and penalties, if any, in operating expenses.

Earnings (Loss) per Common Share

The Company computes earnings (loss) per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” See Note 12, “Earnings (Loss) per Common Share,” for further discussion.

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

As discussed above under “Restricted Cash and Investments,” the Company’s restricted cash balances primarily relate to on-balance sheet securitizations. This balance is primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on the trust liabilities. As such, changes in this balance are reflected in investing activities.

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2007 and 2006, to be consistent with classifications adopted for 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement was effective January 1, 2008 for the Company. This statement defines fair value, establishes a framework for measuring fair value within GAAP, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not change which types of instruments are carried at fair value, but rather establishes the framework for measuring fair value. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on the Company’s financial statements.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP delayed the implementation of SFAS No. 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or fair value until January 1, 2009.

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

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value (on an instrument by instrument basis). Most recognized financial assets and liabilities are eligible items for the measurement option established by the statement. There are a few exceptions, including an investment in a subsidiary or an interest in a variable interest entity that is required to be consolidated, certain obligations related to post-employment benefits, assets or liabilities recognized under leases, various deposits, and financial instruments classified as shareholder’s equity. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company adopted SFAS No. 159 on January 1, 2008, and elected the fair value option on all of its Residual Interests effective January 1, 2008. The Company chose this election in order to simplify the accounting for Residual Interests by including all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115 with changes in fair value recorded through other comprehensive income or under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” with changes in fair value recorded through income. At transition, the Company recorded a pre-tax gain to retained earnings as a cumulative-effect adjustment totaling $301 million ($195 million net of tax). This amount was in accumulated other comprehensive income as of December 31, 2007, and as a result, equity was not impacted at transition on January 1,

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

2008. Changes in fair value of Residual Interests on and after January 1, 2008 are recorded through the statement of income. The Company has not elected the fair value option for any other financial instruments at this time.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends SFAS No. 142 regarding the factors that should be considered in developing the useful lives for intangible assets with renewal or extension provisions. FSP SFAS No. 142-3 requires an entity to

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP SFAS No. 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP SFAS No. 142-3 will be effective for qualifying intangible assets acquired by the Company on or after January 1, 2009. The application of FSP SFAS No. 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

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

Qualifying Special Purpose Entities (“QSPEs”) and Changes in the FIN No. 46(R) Consolidation Model

In September 2008, the FASB issued two separate but related exposure drafts for comment in connection with amendments to (1) SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” which would impact the accounting for QSPEs and (2) FASB’s FIN No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51.”

Based on the Company’s preliminary review of these exposure drafts, it is likely that these changes will lead in general to the consolidation of certain QSPEs that are currently not consolidated by the Company. Assuming no changes to the Company’s current business model, the Company would most likely consolidate its securitization trusts that are currently off-balance sheet on January 1, 2010, based on these exposure drafts as currently written. These proposed new accounting rules would also be applied to new transactions entered into from January 1, 2010 forward. However, the impact to the Company’s accounting for its QSPEs and VIEs cannot be determined until the FASB issues the final amendments to SFAS No. 140 and FIN No. 46(R) which is expected sometime in 2009.

Disclosures by Public Entities about Transfers of Financial Assets and Interest in Variable Interest Entities

In December 2008, the FASB issued FSP SFAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP significantly increased disclosure requirements for transactions that fell under SFAS No. 140 and Fin No. 46(R). These new disclosure requirements are effective for 2008 and are included as such.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP SFAS No. 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP SFAS No. 132(R)-1 will be effective for the Company as of December 31, 2009. As FSP SFAS No. 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s financial statements.

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

FFELP loans are guaranteed as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. For loans disbursed after October 1, 1993 and before July 1, 2006, the Company receives 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, the Company receives 97 percent reimbursement. In October of 2005, the Company’s loan servicing division, Sallie Mae Servicing, was designated as an Exceptional Performer (“EP”) by ED which enabled the Company to receive 100 percent reimbursement on default claims filed from the date of designation through June 30, 2006 for loans that were serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default. Legislation passed in early 2006 decreased the rate of reimbursement under the EP program from 100 percent to 99 percent for claims filed on or after July 1, 2006. On September 27, 2007, the CCRAA was enacted which resulted in the repeal of the EP program and returned loans to their previous disbursement date-based guarantee rates of 98 percent or 97 percent.

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

Forbearance involves granting the borrower a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance in this manner effectively extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. The Company’s forbearance policies include limits on the number of forbearance months granted consecutively and limits on the total number of forbearance months granted over the life of the loan. In some instances, the Company requires good-faith payments before granting the forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of ultimate collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a borrower’s unique situation, including assumptions based on historical information and judgments. The Company combines borrower information with a risk-based segmentation model to assist in its decision making as to who will be granted forbearance based on the Company’s expectation as to a borrower’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

Forbearance may be granted to borrowers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current borrowers who are faced with a hardship and request forbearance time to provide temporary payment relief. In these circumstances, a borrower’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of their granted forbearance period, the borrower will enter repayment status as current and is expected to begin making their scheduled monthly payments on a go-forward basis.

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As the Company has obtained further experience about the effectiveness of forbearance, it has reduced the amount of time a loan will spend in forbearance, thereby increasing its ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status.

The Company may charge the borrower fees on certain Private Education Loans, either at origination, when the loan enters repayment, or both. Such fees are deferred and recognized into income as a component of interest over the estimated average life of the related pool of loans.

In December 2008, the Company sold approximately $494 million (principal and accrued interest) of FFELP loans to ED at a price of 97 percent of principal and unpaid interest pursuant to ED’s authority under the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”) to make such purchases, and recorded a loss on the sale. Additionally, in early January 2009, the Company sold an additional $486 million (principal and accrued interest) in FFELP loans to ED under this program. The loss related to this sale in January was recognized in 2008 as the loans were classified as “held-for-sale” under GAAP. The total loss recognized on these two sales for the year ended December 31, 2008 was $53 million and was recorded in “Losses on sales of loans and securities, net” in the consolidated statements of income.

As of December 31, 2008 and 2007, 56 percent and 58 percent, respectively, of the Company’s on-balance sheet student loan portfolio was in repayment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

3.	Student Loans (Continued)

The estimated weighted average life of student loans in the Company’s portfolio was approximately 7.8 years and 9.0 years at December 31, 2008 and 2007, respectively. The following table reflects the distribution of the Company’s student loan portfolio by program.

	December 31,		Year Ended
	2008		December 31, 2008
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$52,476,337	36%	$44,290,909	4.50%
FFELP Consolidation Loans, net	71,743,435	50	73,091,087	4.35
Private Education Loans, net	20,582,298	14	19,276,067	9.01

Total student loans, net(2)	$144,802,070	100%	$136,658,063	5.06%

	December 31,		Year Ended
	2007		December 31, 2007
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$35,726,062	29%	$31,293,956	6.59%
FFELP Consolidation Loans, net	73,609,187	59	67,918,046	6.39
Private Education Loans, net	14,817,725	12	12,506,662	11.65

Total student loans, net(2)	$124,152,974	100%	$111,718,664	7.04%

(1)	The FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans and $8.5 billion of Stafford loans held-for-sale at December 31, 2008.

(2)	The total student loan ending balance includes net unamortized premiums/discounts of $1,895,220 and $1,791,153 as of December 31, 2008 and 2007, respectively.

4.	Allowance for Loan Losses

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

The following tables summarize the total loan loss provisions for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006

Private Education Loans	$586,169	$883,474	$257,983
FFELP Stafford and Other Student Loans	105,568	89,083	13,907
Mortgage and consumer loans	27,913	42,751	15,072

Total provisions for loan losses	$719,650	$1,015,308	$286,962

The Company is changing its methodology used to present charge-offs related to Private Education Loans to more clearly reflect the expected loss. Net income, provision for loan loss expense, the net loan balance, default rate and expected recovery rate assumptions are not impacted by this change. Based on the Company’s historic experience, the Company expects to recover a portion of loans that default. This expected recovery is taken into account in arriving at the Company’s periodic provision for loan loss expense. Previously, once a loan has been delinquent for 212 days, the Company had charged off 100 percent of the loan balance, even though it had provisioned for the estimated loss of the defaulted loan balance, comprised of the full loan balance less the expected recovery.

The Company is changing its methodology to charge off the estimated loss of the defaulted loan balance to be consistent with the amount included in the provision. Actual recoveries are applied against the remaining loan balance that was not charged off. If actual periodic recoveries are less than originally expected, the difference results in immediate additional provision expense and charge off of such amount.

This revised methodology results in a charge-off equal to the amount provided for through the allowance for loan loss. As a result, the Company believes that this methodology better reflects the actual events occurring. Although there is diversity in practice on how charge-offs are presented, this method is more comparable to other financial institutions in how charge-offs and the related charge-off and allowance ratios are presented. The Company emphasizes that although the presentation improves the various charge-off and allowance ratios, the change does not reflect an improvement in the collectability of the Company’s loan portfolio.

As a result of this change, a $222 million receivable as of December 31, 2008, is being reclassified from the allowance for loan loss to the Private Education Loan balance. This amount represents the expected future recoveries related to previously defaulted loans (i.e., the amount not charged off when a loan defaults that has not yet been collected). As of December 31, 2008, the Company assumes it will collect, on average, 27 percent of a defaulted loan’s balance over an extended period of time. This recovery assumption is based on historic recovery rates achieved and is updated, as appropriate, on a quarterly basis.

The Company believes this change to be an immaterial correction of previous disclosures. Following are tables depicting the “Allowance for Private Education Loan Losses” as previously presented and as corrected for this change.

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2008, 2007 and 2006 as previously reported.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

Allowance for Private Education Loan Losses — Prior Presentation

	Years Ended December 31,
	2008	2007	2006

Allowance at beginning of year	$885,931	$308,346	$204,112
Total provision	586,169	883,474	257,983
Charge-offs	(460,214)	(332,188)	(159,560)
Recoveries	35,643	32,079	22,599

Net charge-offs	(424,571)	(300,109)	(136,961)
Reclassification of interest reserve(1)	38,151	—	—

Balance before securitization of Private Education Loans	1,085,680	891,711	325,134
Reduction for securitization of Private Education Loans	—	(5,780)	(16,788)

Allowance at end of year	$1,085,680	$885,931	$308,346

Net charge-offs as a percentage of average loans in repayment	4.98%	5.04%	3.22%
Net charge-offs as a percentage of average loans in repayment and forbearance	4.39%	4.54%	2.99%
Allowance as a percentage of the ending total loans, gross	4.89%	5.48%	2.96%
Allowance as a percentage of the ending loans in repayment	9.71%	12.57%	6.36%
Allowance coverage of net charge-offs	2.56	2.95	2.25
Ending total loans, gross	$22,203,277	$16,171,752	$10,428,066
Average loans in repayment	$8,533,356	$5,949,007	$4,256,780
Ending loans in repayment	$11,182,053	$7,046,709	$4,851,305

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest provision was reversed in interest income and then provided for through provision within the allowance for loan loss. For the years ended December 31, 2007 and 2006, this amount was $21 million and $12 million, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

Activity in the Allowance for Private Education Loan Losses — Corrected Presentation

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2008, 2007 and 2006 as corrected and discussed above.

	Years Ended December 31,
	2008	2007	2006

Allowance at beginning of year	$1,003,963	$372,612	$250,250
Total provision	586,169	883,474	257,983
Charge-offs	(320,240)	(246,343)	(118,833)
Reclassification of interest reserve(1)	38,151	—	—

Balance before securitization of Private Education Loans	1,308,043	1,009,743	389,400
Reduction for securitization of Private Education Loans	—	(5,780)	(16,788)

Allowance at end of year	$1,308,043	$1,003,963	$372,612

Charge-offs as a percentage of average loans in repayment	3.75%	4.14%	2.79%
Charge-offs as a percentage of average loans in repayment and forbearance	3.31%	3.72%	2.59%
Allowance as a percentage of the ending total loan balance(2)	5.83%	6.16%	3.55%
Allowance as a percentage of the ending loans in repayment	11.70%	14.25%	7.68%
Allowance coverage of charge-offs	4.08	4.08	3.14
Ending total loans(2)	$22,425,640	$16,289,784	$10,492,332
Average loans in repayment	$8,533,356	$5,949,007	$4,256,780
Ending loans in repayment	$11,182,053	$7,046,709	$4,851,305

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest provision was reversed in interest income and then provided for through provision within the allowance for loan loss. For the years ended December 31, 2007 and 2006, this amount was $21 million and $12 million, respectively.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

The table below shows the Company’s Private Education Loan delinquency trends as of December 31, 2008, 2007 and 2006. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,
	2008		2007		2006
	Balance	%	Balance	%	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$10,159		$8,151		$5,218
Loans in forbearance(2)	862		974		359
Loans in repayment and percentage of each status:
Loans current	9,748	87.2%	6,236	88.5%	4,214	86.9%
Loans delinquent 31-60 days(3)	551	4.9	306	4.3	250	5.1
Loans delinquent 61-90 days	296	2.6	176	2.5	132	2.7
Loans delinquent greater than 90 days	587	5.3	329	4.7	255	5.3

Total Private Education Loans in repayment	11,182	100%	7,047	100%	4,851	100%

Total Private Education Loans, gross	22,203		16,172		10,428
Private Education Loan unamortized discount	(535)		(468)		(365)

Total Private Education Loans	21,668		15,704		10,063
Private Education Loan receivable for partially charged-off loans	222		118		64
Private Education Loan allowance for losses	(1,308)		(1,004)		(372)

Private Education Loans, net	$20,582		$14,818		$9,755

Percentage of Private Education Loans in repayment		50.4%		43.6%		46.5%

Delinquencies as a percentage of Private Education Loans in repayment		12.8%		11.5%		13.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		7.2%		12.1%		6.9%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

Allowance for FFELP Student Loan Losses

The following table summarizes changes in the allowance for student loan losses for federally insured student loan portfolios for the years ended December 31, 2008, 2007, and 2006.

	Years Ended December 31,
	2008	2007	2006

Allowance at beginning of year	$88,729	$20,315	$14,950
Provisions for student loan losses	105,568	89,083	13,907
Charge-offs	(57,510)	(21,235)	(5,040)
Increase/decrease for student loan sales and securitizations	756	566	(3,502)

Allowance at end of year	$137,543	$88,729	$20,315

Charge-offs as a percentage of average loans in repayment	.09%	.04%	.01%
Charge-offs as a percentage of average loans in repayment and forbearance	.07%	.03%	.01%
Allowance as a percentage of the ending total loans, gross	.11%	.08%	.02%
Allowance as a percentage of the ending loans in repayment	.20%	.14%	.04%
Allowance coverage of charge-offs	2.39	4.18	4.03
Ending total loans, gross	$121,926,798	$107,164,729	$84,621,952
Average loans in repayment	$66,392,120	$58,999,119	$47,154,923
Ending loans in repayment	$70,174,192	$65,289,865	$53,125,823

The Company maintains an allowance for Risk Sharing loan losses on its FFELP portfolio. The level of Risk Sharing has varied for the Company over the past few years primarily due to various legislative changes. As of December 31, 2008, 48 percent of the on-balance sheet FFELP portfolio was subject to 3 percent Risk Sharing, 51 percent was subject to 2 percent Risk Sharing and the remainder is not subject to any Risk Sharing requirement.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

The table below shows the Company’s FFELP loan delinquency trends as of December 31, 2008, 2007 and 2006. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,
	2008		2007		2006
	Balance	%	Balance	%	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$39,270		$31,200		$23,171
Loans in forbearance(2)	12,483		10,675		8,325
Loans in repayment and percentage of each status:
Loans current	58,811	83.8%	55,128	84.4%	45,664	86.0%
Loans delinquent 31-60 days(3)	4,044	5.8	3,650	5.6	2,787	5.2
Loans delinquent 61-90 days	2,064	2.9	1,841	2.8	1,468	2.8
Loans delinquent greater than 90 days	5,255	7.5	4,671	7.2	3,207	6.0

Total FFELP loans in repayment	70,174	100%	65,290	100%	53,126	100%

Total FFELP loans, gross	121,927		107,165		84,622
FFELP loan unamortized premium	2,431		2,259		1,563

Total FFELP loans	124,358		109,424		86,185
FFELP loan allowance for losses	(138)		(89)		(20)

FFELP loans, net	$124,220		$109,335		$86,165

Percentage of FFELP loans in repayment		57.6%		60.9%		62.8%

Delinquencies as a percentage of FFELP loans in repayment		16.2%		15.6%		14.0%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		15.1%		14.1%		13.5%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments

A summary of investments and restricted investments as of December 31, 2008 and 2007 follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury securities and other U.S. government agency obligations	$8,908	$195	$—	$9,103
Other securities:
Asset-backed securities	40,907	13	(4,299)	36,621
Commercial paper and asset-backed commercial paper	801,169	—	—	801,169
Municipal bonds	10,883	1,924	—	12,807
Other	1,673	—	(365)	1,308

Total investment securities available-for-sale	$863,540	$2,132	$(4,664)	$861,008

Restricted Investments
Available-for sale
Guaranteed investment contracts	$31,914	$—	$—	$31,914

Total restricted investments available-for-sale	$31,914	$—	$—	$31,914

Held-to-maturity
Guaranteed investment contracts	$5,500	$—	$—	$5,500
Other	215	—	—	215

Total restricted investments held-to-maturity	$5,715	$—	$—	$5,715

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

	December 31, 2007
		Gross		Gross
	Amortized	Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value

Investments
Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury backed securities	$772,905	$66,400		$—	$839,305
U.S. Treasury securities and other U.S. government agency obligations	45,173	—		(31)	45,142
Other securities:
Certificates of Deposit	600,000	—		—	600,000
Asset-backed securities	35,994	—		(146)	35,848
Commercial paper and asset-backed commercial paper	1,349,367	—		—	1,349,367
Other	1,574	104		—	1,678

Total investment securities available-for-sale	$2,805,013	$66,504	(1)	$(177)	$2,871,340

Restricted Investments
Available-for-sale
Guaranteed investment contracts	$76,734	—		—	$76,734
Other	27,321	—		—	27,321

Total restricted investments available-for-sale	$104,055	$—		$—	$104,055

Held-to-maturity
Guaranteed investment contracts	$5,500	$—		$—	$5,500
Other securities	215	—		—	215

Total restricted investments held-to-maturity	$5,715	$—		$—	$5,715

(1)	Includes unrealized gains totaling $10 million for the investments designated as the hedged items in a SFAS No. 133 fair value hedge. These gains have been recorded in the “gains (losses) on derivative hedging activities, net” line in the consolidated statements of income along with the gain (loss) related to the derivatives hedging such investments.

In addition to the restricted investments detailed above, at December 31, 2008 and 2007, the Company had restricted cash of $3.5 billion and $4.5 billion, respectively.

As of December 31, 2008 and 2007, $2 million and $41 million of the net unrealized gain (after tax) related to available-for-sale investments was included in accumulated other comprehensive income. As of December 31, 2008 and 2007, $26 million (none of which is in restricted cash and investments on the balance sheet) and $196 million (none of which is in restricted cash and investments on the balance sheet), respectively, of available-for-sale investment securities were pledged as collateral.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

The Company sold available-for-sale securities with a fair value of $457 million, $73 million and $26 million for the years ended December 31, 2008, 2007, and 2006, respectively. There were $14 million in realized gains (net of hedging losses totaling $4 million) for the year ended December 31, 2008, no realized gains/(losses) for the year ended December 31, 2007 and $1 million in realized losses for the year ended December 31, 2006. The cost basis for these securities was determined through specific identification of the securities sold. Additionally, the Company recorded an impairment of $8 million on its remaining $97 million investment in the Reserve Primary Fund.

As of December 31, 2008, the stated maturities for the investments (including restricted investments) are shown in the following table:

	December 31, 2008
	Held-to-	Available-for-
	Maturity	Sale(1)	Other

Year of Maturity
2009	$—	$811,815	$98,368
2010	215	—	9,694
2011	—	—	5,522
2012	—	—	5,718
2013	—	—	—
2014-2018	—	12,572	33,194
After 2018	5,500	68,535	27,901

Total	$5,715	$892,922	$180,397

(1)	Available-for-sale securities are stated at fair value.

At December 31, 2008 and 2007, the Company also had other investments of $180 million and $93 million, respectively. These investments included leveraged leases which at December 31, 2008 and 2007, net of impairments, totaled $76 million and $86 million, respectively, and direct financing leases totaling $12 million and $14 million, respectively, that are general obligations of American Airlines and Federal Express Corporation. The direct financing leases are carried in other assets on the balance sheet. At December 31, 2008, other investments also included the Company’s remaining investment in The Reserve Primary Fund totaling $97 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets

Goodwill

In accordance with SFAS No. 142, all acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as or one level below an operating segment, as defined in SFAS No. 131. The following table summarizes the Company’s allocation of goodwill to its reporting units.

	As of December 31,
(Dollars in millions)	2008	2007

Lending	$388	$388
Asset Performance Group	401	377
Guarantor services	62	62
Upromise	140	137
Other	—	1

Total	$991	$965

Impairment Testing

In accordance with SFAS No. 142, the Company performs goodwill impairment testing annually in the fourth quarter as of a September 30 valuation date or more frequently if an event occurs or circumstances change such that there is a potential that the fair value of a reporting unit or reporting units may be below their respective carrying values. In light of the general downturn in the economy, the tight credit markets, the Company’s decline in market capitalization and the Company’s decision to wind down certain businesses and product lines during the latter half of 2008, the Company assessed goodwill for potential impairment in the third quarter of 2008 concluding that there was no indicated impairment of goodwill for any of its reporting units and performed its annual goodwill impairment test during the fourth quarter as of a September 30, 2008 valuation date.

The Company retained an appraisal firm to perform Step 1 impairment testing as prescribed in SFAS No. 142. Accordingly, the Company engaged the appraisal firm to determine the fair value of each of its four reporting units to which goodwill was allocated as of September 30, 2008. The fair value of each reporting unit was determined by weighting different valuation approaches with the primary approach being the income approach which measures the value of each reporting unit based on the present value of its future economic benefit determined based on discounted cash flows derived from the Company’s five-year cash flow projections for each reporting unit. These projections incorporate assumptions of balance sheet and income statement growth as well as cost savings and planned dispositions or wind down activities applicable to each reporting unit. Under the Company’s guidance, the appraisal firm developed an equity rate of return (or discount rate) for each reporting unit incorporating such factors as a risk free rate, a market rate of return, a measure of volatility (Beta) and a Company specific and capital markets risk premium to adjust for the unprecedented volatility and general lack of liquidity in the credit markets as of September 30, 2008. Resulting discount rates as of September 30, 2008, which ranged from 13 percent to 17 percent, were higher than discount rates considered in conjunction with impairment testing performed in prior years. Management reviewed and approved these discount rates, including the factors incorporated to develop the discount rates for each reporting unit. The discount rates applicable to the individual reporting units were applied to the respective reporting units’ projected net cash flows and residual or terminal values yielding the fair value of equity for the respective reporting units.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

The guideline company or market approach as well as the publicly traded stock approach were also considered for the Company’s reporting units, as applicable, with less weighting placed on these approaches. The market approach generally measures the value of a reporting unit as compared to recent sales or offering of comparable companies. The secondary market approach indicates value based on multiples calculated using the market value of minority interests in publicly-traded comparable companies or guideline companies. Whether analyzing comparable transactions or the market value of minority interests in publicly-trade guideline companies, consideration is given to the line of business and the operating performance or the comparable companies versus the reporting unit being tested. Given current market conditions, the lack of recent sales or offering in the market and the low correlation between the operations of identified guideline companies to the Company’s reporting units, less emphasis is placed on the market approach.

The Company acknowledges that its stock price (as well as that of its peers) is a consideration in determining the value of its reporting units and the Company as a whole. However, management believes the income approach is a better measure of the value of its reporting units in the present environment. During the third and fourth quarters of 2008, the Company specifically noted a trend of lower and very volatile market capitalization. Over this period, the Company’s stock prices fluctuated significantly. During the fourth quarter of 2008, the high, low and average prices for the Company’s stock were $12.03, $4.19 and $8.75, respectively. At September 30, 2008 and December 31, 2008, the Company’s share price was $12.34 and $8.90, respectively. Based on these share prices alone, the market capitalization of the Company was greater than the carrying value of the reporting units. The Company believes the stock price has been significantly reduced due to the current credit and economic environment which should not be a long term impact. In addition, the Company’s appraisal firm has estimated control premiums pertaining to the Company’s reporting units ranging from 10 percent to 30 percent.

As a result of this Step 1 impairment testing process, the estimated fair value of each reporting unit exceeded the reporting units’ respective book values based on the methods and assumptions applicable to each reporting unit. Management reviewed and approved the valuation prepared by the appraisal firm for each reporting unit including the valuation methods employed and the key assumptions such as the discount rates, growth rates and control premiums applicable to each reporting unit. Management also performed stress tests of key assumptions using a wide range of discount rates and growth rates. Based on the valuations performed in conjunction with Step 1 impairment testing and these stress tests, there was no indicated impairment for any reporting unit.

The recent economic slowdown could adversely affect the operating results of the Company’s four reporting units. In addition, the decrease in the market price of the Company’s common stock resulting from the recent market turbulence has reduced its total market capitalization. Both of these factors adversely affect the fair value of the Company’s reporting units and this adverse effect could be material. If the performance of the Company’s reporting units does not occur, or if the Company’s stock price remains at a depressed level or declines further resulting in continued deterioration in the Company’s total market capitalization, the fair value of one or more of the reporting units could be significantly reduced, and the Company may be required to record a charge, which could be material, for an impairment of goodwill. Management believes that the turbulence in the stock market has resulted in a market price for the Company’s common stock that is not indicative of the true value of the Company’s reporting units.

As of September 30, 2007, annual impairment testing indicated no impairment for any reporting units with the exception of the mortgage and consumer lending reporting unit due largely to the wind down of one of the Company’s mortgage operations. As a result, the Company recognized goodwill impairment of approximately $20 million in the fourth quarter of 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

Annual goodwill impairment testing as of September 30, 2006 indicated no impairment of any reporting units as the estimated fair value of each reporting unit exceeded the reporting units’ respective book values.

Goodwill by Reportable Segments

A summary of changes in the Company’s goodwill by reportable segment is as follows:

	December 31,	Acquisitions/	December 31,
(Dollars in millions)	2007	Other	2008

Lending	$388	$—	$388
Asset Performance Group	377	24	401
Corporate and Other	200	2	202

Total	$965	$26	$991

	December 31,	Acquisitions/	December 31,
(Dollars in millions)	2006	Other	2007

Lending	$406	$(18)	$388
Asset Performance Group	349	28	377
Corporate and Other	215	(15)	200

Total	$970	$(5)	$965

From September 2004 through January 2008, the Company acquired a 100 percent controlling interest in AFS Holdings, LLC (“AFS”) through a series of transactions commencing with the Company’s September 2004 acquisition of a 64 percent controlling interest and annual exercise of options to purchase successive 12 percent interests in the Company from December 2005 through January 2008. AFS is a full-service accounts receivable management company that purchases charged off debt and performs third-party receivables servicing across a number of consumer asset classes. As a result of this series of transactions, the Company’s APG reportable segment and reporting unit recognized excess purchase price over the fair value of net assets acquired, or goodwill, of $226 million. The total purchase price associated with the Company’s acquisition of AFS was approximately $324 million including cash consideration and certain acquisition costs.

On August 22, 2006, the Company acquired Upromise for approximately $308 million including cash consideration and certain acquisition costs. Upromise markets and administers an affinity marketing program and also provides program management, transfer and service agent services, and administration services for college savings plans. In the third quarter of 2007, the Company finalized its purchase price allocation for Upromise which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $140 million, which amount was allocated to the Company’s other reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets include the following:

	Average	As of December 31, 2008
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$332	$(173)	$159
Software and technology	7 years	93	(85)	8
Non-compete agreements	2 years	11	(10)	1

Total		436	(268)	168
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	91	—	91

Total acquired intangible assets		$527	$(268)	$259

	Average	As of December 31, 2007
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$366	$(160)	$206
Software and technology	7 years	95	(77)	18
Non-compete agreements	2 years	12	(10)	2

Total		473	(247)	226
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	110	—	110

Total acquired intangible assets		$583	$(247)	$336

The Company recorded amortization of acquired intangible assets totaling $54 million, $67 million, and $65 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives. The Company estimates amortization expense associated with these intangible assets will be $39 million, $33 million, $26 million, $19 million and $18 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

As discussed in Note 2, “Significant Accounting Policies,” the Company tests its indefinite life intangible assets annually as of September 30 or during the course of the year if an event occurs or circumstances change which indicate potential impairment of these assets. The Company also assesses whether an event or circumstance has occurred which may indicate impairment of its definite life (amortizing) intangible assets quarterly.

The Company recorded impairment of certain acquired intangible assets of $36 million, $26 million and $24 million, respectively, for the years ended December 31, 2008, 2007 and 2006. In 2008, as discussed in Note 20, “Segment Reporting,” the Company decided to wind down its purchased paper businesses. As a result, in the third quarter of 2008, the Company recorded an aggregate amount of $36 million of impairment of acquired intangible assets, of which $28 million related to the impairment of two trade names and

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

$8 million related to certain banking customer relationships. In 2007, the Company recognized impairments related principally to its mortgage origination and mortgage purchased paper businesses including approximately $10 million of value attributed to certain banking relationships which amount was recorded as operating expense in the APG reportable segment.

In connection with the Company’s acquisition of Southwest Student Services Corporation and Washington Transferee Corporation, the Company acquired certain tax exempt bonds that enabled the Company to earn a 9.5 percent SAP rate on student loans funded by those bonds in indentured trusts. In 2007 and 2006, the Company recognized intangible impairments of $9 million and $21 million, respectively, due to changes in projected interest rates used to initially value the intangible asset and to a regulatory change that restricts the loans on which the Company is entitled to earn a 9.5 percent yield. These impairment charges were recorded to operating expense in the Lending reportable segment.

7.	Borrowings

Borrowings consist of secured borrowings issued through the Company’s securitization program, borrowings through secured facilities and participation programs, unsecured notes issued by the Company, term deposits at Sallie Mae Bank, as well as other interest bearing liabilities related primarily to obligations to return cash collateral held. To match the interest rate and currency characteristics of its borrowings with the interest rate and currency characteristics of its assets, the Company enters into interest rate and foreign currency swaps with independent parties. Under these agreements, the Company makes periodic payments, generally indexed to the related asset rates or rates which are highly correlated to the asset rates, in exchange for periodic payments which generally match the Company’s interest obligations on fixed or variable rate notes (see Note 9, “Derivative Financial Instruments”). Payments and receipts on the Company’s interest rate and currency swaps are not reflected in the following tables.

During 2008, the Company repurchased approximately $1.9 billion of primarily short-term unsecured borrowings and recognized a gain of $64 million, net of hedging-related gains and losses.

Short-term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings (secured and unsecured) at December 31, 2008 and 2007, the weighted average interest rates at the end of each period, and the related average balances and weighted average interest rates during the periods. A detailed discussion of secured borrowings follows in the “Secured Borrowings” section of this note.

			Year Ended
	December 31, 2008		December 31, 2008
		Weighted Average		Weighted Average
	Ending Balance	Interest Rate	Average Balance	Interest Rate

Term bank deposits	$1,147,825	3.34%	$696,442	3.67%
ABCP borrowings	24,767,825	3.05	24,692,143	3.16
ED Participation Program Facility	7,364,969	3.37	1,726,751	3.41
Short-term portion of long-term borrowings	6,821,846	3.60	6,879,459	3.69
Other interest bearing liabilities	1,830,578	0.55	2,064,547	2.35

Total short-term borrowings	$41,933,043	3.09%	$36,059,342	3.24%

Maximum outstanding at any month end	$41,933,043

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

			Year Ended
	December 31, 2007		December 31, 2007
		Weighted Average		Weighted Average
	Ending Balance	Interest Rate	Average Balance	Interest Rate

Term bank deposits	$254,029	4.77%	$166,013	4.94%
ABCP borrowings	25,960,348	5.32	10,604,570	3.29
Short-term portion of long-term borrowings	8,451,163	4.86	4,975,380	4.86
Other interest bearing liabilities	1,281,867	3.06	638,927	4.85

Total short-term borrowings	$35,947,407	5.13%	$16,384,890	3.84%

Maximum outstanding at any month end	$36,980,307

As of December 31, 2008, the Company has $5.2 billion in revolving credit facilities which provide liquidity support for general corporate purposes including backup for its commercial paper program. The Company has never drawn on these facilities. The facilities include a $1.4 billion 5-year revolving credit facility maturing in October 2009, a $1.9 billion 5-year revolving credit facility maturing in 2010, and a $1.9 billion 5-year revolving credit facility maturing in October 2011. They do not include a $0.3 billion commitment from a subsidiary of Lehman Brothers Holding, Inc. as discussed below. Interest on these facilities is based on LIBOR plus a spread that is determined by the amount of the facility utilized and the Company’s credit rating. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.2 billion as of December 31, 2008. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with the minimum net adjusted revenue test as of the quarter ended December 31, 2008. Failure to meet these covenants would result in the facilities being withdrawn.

Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., is a party to the Company’s unsecured revolving credit facilities under which they provide the Company with a $308 million commitment excluded in the total above. Lehman Brothers Holdings Inc., declared bankruptcy on September 15, 2008. The Company is operating under the assumption that the lending commitment of Lehman Brothers Bank, FSB, will not be honored if drawn upon. While the Company continues to explore various options, it does not anticipate replacing its commitment from Lehman Brothers Bank, FSB.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

Long-term Borrowings

The following tables summarize outstanding long-term borrowings (secured and unsecured) at December 31, 2008 and 2007, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2008		Year Ended
		Weighted	December 31,
		Average	2008
	Ending	Interest	Average
	Balance(1)	Rate(2)	Balance

Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2010-2047	$79,212,638	4.12%	$76,604,044
Non-U.S. dollar-denominated:
Australian dollar-denominated, due 2010-2011	462,022	7.45	523,837
Euro-denominated, due 2010-2041	8,713,084	4.40	8,876,737
Singapore dollar-denominated	—	—	4,508
Sterling-denominated, due 2010-2039	975,851	5.72	975,808
Japanese yen-denominated	—	—	8,687
Hong Kong dollar-denominated, due 2011	113,691	5.06	113,666
Swedish krona-denominated, due 2010-2011	154,780	4.35	252,540
Canadian dollar-denominated, due 2011	229,885	4.57	229,885

Total floating rate notes	89,861,951	4.19	87,589,712
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2010-2043	14,749,681	5.08	12,473,864
Non-U.S.-dollar denominated:
Australian dollar-denominated, due 2010-2012	247,928	7.37	407,308
Canadian dollar-denominated, due 2010-2011	635,274	4.49	972,215
Euro-denominated, due 2010-2039	6,874,043	2.86	4,807,924
Hong Kong dollar-denominated, due 2010-2016	189,860	4.14	167,518
Japanese yen-denominated, due 2010-2035	1,087,652	1.34	929,419
Singapore dollar-denominated, due 2014	80,576	2.95	58,884
Sterling-denominated, due 2010-2039	2,873,765	6.28	3,441,142
Swiss franc-denominated, due 2011	219,687	2.02	246,749
New Zealand dollar-denominated, due 2010	179,934	7.71	213,316
Mexican peso-denominated, due 2016	72,730	11.05	91,548
Swedish krona-denominated, due 2011	43,066	6.33	68,110

Total fixed rate notes	27,254,196	4.51	23,877,997
Term bank deposits — U.S. dollar-denominated, due 2010-2013	1,108,647	4.36	157,268

Total long-term borrowings	$118,224,794	4.26%	$111,624,977

(1)	Ending balance expressed in U.S. dollars at December 31, 2008 spot currency exchange rate.

(2)	Weighted average interest rate is stated rate relative to currency denomination of note.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

	December 31, 2007		Year Ended
		Weighted	December 31,
		Average	2007
	Ending	Interest	Average
	Balance(1)	Rate(2)	Balance

Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2009-2047	$71,650,528	5.25%	$73,683,228
Non-U.S. dollar-denominated:
Australian dollar-denominated, due 2009-2011	626,030	7.23	625,870
Euro-denominated, due 2009-2041	9,073,835	3.72	8,900,473
Singapore dollar-denominated, due 2009	30,000	2.69	30,000
Sterling-denominated, due 2009-2039	975,746	5.73	975,618
Japanese yen-denominated, due 2009	42,391	0.19	42,391
Hong Kong dollar-denominated, due 2011	113,641	4.38	113,616
Swedish krona-denominated, due 2009-2011	293,459	3.49	293,450
Canadian dollar-denominated, due 2011	229,885	5.32	229,885

Total floating rate notes	83,035,515	5.09	84,894,531
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2009-2043	12,683,074	4.89	12,999,204
Non-U.S. dollar-denominated:
Australian dollar-denominated, due 2009-2012	749,514	4.80	577,015
Canadian dollar-denominated, due 2009-2011	1,179,132	3.66	987,145
Euro-denominated, due 2009-2039	7,313,381	2.70	5,132,707
Hong Kong dollar-denominated, due 2010-2016	171,689	4.57	167,519
Japanese yen-denominated, due 2009-2035	1,036,625	1.63	1,052,326
Singapore dollar-denominated, due 2014	76,631	3.10	58,863
Sterling-denominated, due 2009-2039	4,084,309	4.42	3,439,887
Swiss franc-denominated, due 2009-2011	349,326	2.48	302,704
New Zealand dollar-denominated, due 2010	219,282	6.32	213,017
Mexican peso-denominated, due 2016	90,057	8.92	91,504
Swedish krona-denominated, due 2011	109,609	2.48	68,050

Total fixed rate notes	28,062,629	4.05	25,089,941

Total long-term borrowings	$111,098,144	4.83%	$109,984,472

(1)	Ending balance expressed in U.S. dollars at December 31, 2007 spot currency exchange rate.

(2)	Weighted average interest rate is stated rate relative to currency denomination of note.

At December 31, 2008, the Company had outstanding long-term borrowings with call features totaling $1.9 billion and $100 million of outstanding long-term borrowings that are putable by the investor to the Company prior to the stated maturity date. Generally, these instruments are callable and putable at the par

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

amount. As of December 31, 2008, the stated maturities (for putable debt, the stated maturity date is the put date) and maturities if accelerated to the call dates for long-term borrowings are shown in the following table:

	December 31, 2008
	Stated Maturity(1)				Maturity to Call Date(1)
	Unsecured	Term Bank	Secured		Unsecured	Term Bank	Secured
	Borrowings	Deposits	Borrowings	Total	Borrowings	Deposits	Borrowings	Total

Year of Maturity
2009	$—	$—	$6,721,874	$6,721,874	$1,322,460	$—	$8,111,522	$9,433,982
2010	7,091,836	624,248	7,130,332	14,846,416	7,205,102	624,248	7,066,784	14,896,134
2011	7,091,335	103,023	7,259,977	14,454,335	7,244,961	103,023	7,259,977	14,607,961
2012	2,329,048	82,599	6,765,332	9,176,979	2,374,496	82,599	6,765,332	9,222,427
2013	2,995,195	298,777	6,496,422	9,790,394	2,968,748	298,777	6,496,422	9,763,947
2014	5,360,369	—	6,287,831	11,648,200	5,457,677	—	6,287,831	11,745,508
2015-2047	6,313,716	—	41,910,911	48,224,627	4,608,055	—	40,584,811	45,192,866

	31,181,499	1,108,647	82,572,679	114,862,825	31,181,499	1,108,647	82,572,679	114,862,825
SFAS No. 133 (gains) losses on derivative hedging activities	2,489,764	—	872,205	3,361,969	2,489,764	—	872,205	3,361,969

Total	$33,671,263	$1,108,647	$83,444,884	$118,224,794	$33,671,263	$1,108,647	$83,444,884	$118,224,794

(1)	The Company views its on-balance sheet securitization trust debt as long-term based on the contractual maturity dates and projects the expected principal paydowns based on the Company’s current estimates regarding loan prepayment speeds. The projected principal paydowns of $6.7 billion shown in year 2009 relate to the on-balance sheet securitization trust debt.

Secured Borrowings

FIN No. 46(R), “Consolidation of Variable Interest Entities,” requires VIEs to be consolidated by their primary beneficiaries. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities that have a significant impact on the success of the entity, the obligation to absorb the expected losses of an entity, and the rights to receive the expected residual returns of the entity.

The Company currently consolidates a number of financing entities that are VIEs as a result of being the entities’ primary beneficiary and as a result these financing VIEs are accounted for as secured borrowings. The process of identifying the primary beneficiary involves identifying all other parties that hold variable interests in the entity and determining which of the parties, including the Company, has the responsibility to absorb the majority of the entity’s expected losses or the rights to its expected residual returns. The Company

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

is the primary beneficiary of and currently consolidates the following financing VIEs as of December 31, 2008:

	December 31, 2008
(Dollars in millions)	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short	Long
Secured Borrowings:	Term	Term	Total	Loans	Cash	Other Assets	Total

ED Participation Program	$7,365	$—	$7,365	$7,733	$88	$85	$7,906
2008 Asset-Backed Financing Facilities	24,768	—	24,768	31,953	462	816	33,231
On-balance sheet securitizations	—	80,601	80,601	81,547	2,632	999	85,178
Indentured trusts	31	1,972	2,003	2,199	236	40	2,475

	32,164	82,573	114,737	123,432	3,418	1,940	128,790
SFAS No. 133 fair value adjustment	—	872	872	—	—	—	—

Total	$32,164	$83,445	$115,609	$123,432	$3,418	$1,940	$128,790

Under ECASLA, ED implemented the Loan Participation Program (“Participation Program”) and Loan Purchase Commitment Program (“Purchase Program”). Under the terms of the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of eligible FFELP loans. Loans funded under the Participation Program are charged at a rate of commercial paper plus .50% on the principal amount of the participation interests outstanding. The initial advance under the program was made in August 2008. The Participation Program matures on September 30, 2009, at which time the Company can either refinance the loans or sell them to ED under the Purchase Program.

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP student loan ABCP conduit facility; (ii) a $5.9 billion Private Education Loan ABCP conduit facility (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities is 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities is approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding up-front and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varies based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized up-front fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable asset-backed commercial paper facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset-Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market. Funding under the 2008 Asset-Backed Financing Facilities is subject to usual and customary conditions.

In the third quarter of 2008, the Company reduced the commitments under its Private Education Loan ABCP conduit facility by approximately $2.2 billion to $3.7 billion and the commitments under its FFELP ABCP Facilities by $4.1 billion to $21.9 billion. There were no changes to interest rates, maturity or other terms of the facilities made in connection with the reductions. The Company reduced these commitments after an analysis of its ongoing liquidity needs and following its acceptance and funding under ED’s Participation and Purchase Programs.

The maximum amount the Company may borrow under the 2008 ABCP Facilities is limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of December 31, 2008, the maximum borrowing amount was approximately $20.9 billion under the FFELP ABCP Facilities and $3.0 billion under the Private Education Loan ABCP Facility. The 2008 Asset-Backed

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

Financing Facilities are subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

Borrowings under the 2008 Asset-Backed Financing Facilities are nonrecourse to the Company; however, the Company has indemnified the other parties to the facilities in cases of breaches of representations and warranties. As of December 31, 2008, the Company had $24.8 billion outstanding in connection with the 2008 Asset-Backed Financing Facilities. The book basis of the assets securing these facilities as of December 31, 2008 was $33.2 billion. Loans within the facility are periodically marked to market. The mark-to-market process could require the Company to post additional collateral within one business day of receiving a margin call.

The 2008 Asset-Backed Financing Facilities were scheduled to mature on February 28, 2009. On February 2, 2009, the Company extended the maturity date of the 2008 ABCP Facilities to April 28, 2009 for a $61 million upfront fee. The other terms of the facilities remain materially unchanged. The Company expects to refinance the 2008 ABCP Facilities at a lower aggregate commitment than the $25.6 billion committed as of December 31, 2008. If the Company does not pay off all outstanding amounts of the 2008 ABCP Facilities at maturity, the facilities will extend by 90 days with the interest rate increasing each month during the 90-day period. On February 27, 2009, the Company extended the maturity date of the 2008 Asset-Backed Loan Facility from February 28, 2009 to April 28, 2009 for a $4 million upfront fee. The other terms of this facility remain materially unchanged.

As disclosed, the Company has extended the 2008 Asset-Backed Financing Facilities to mature on April 28, 2009. The Company believes that it will be successful in its effort to refinance the facility at a lower balance at such time. If the Company is unable to refinance the 2008 Asset-Backed Financing Facilities and if its obligation was settled through the lenders possession of posted collateral the Company would incur a charge of $8.4 billion, ($5.3 billion after tax) representing the difference between the Company’s cost basis in the collateral and current borrowings under the facility as of December 31, 2008. As a result, the Company would no longer meet the covenants related to its lines of credit and its ability to conduct business could be materially changed. While the Company would still be able to originate loans into the ED Participation and Purchase program, its ability to originate Private Education Loans could be limited or curtailed. However, even if the Company is unsuccessful in this renegotiation, it believes that its current investment portfolio, when combined with its net expected cash inflows (principally from loan repayments) and the ED Conduit Program borrowing it expects to begin using in the first quarter of 2009 will provide sufficient liquidity to meet its short term obligations.

In certain of the Company’s securitizations, there are terms within the deal structure that result in such securitization not qualifying for SFAS No. 140 sale treatment and are accounted for as secured borrowings as a result. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third-party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets. In certain of these on-balance sheet securitizations, the Company holds the option of purchasing remarketing bonds prior to a failed remarketing. The Company exercised this option in 2008 and purchased $839 million of these notes.

In the fourth quarter of 2008, two of the Company’s off-balance sheet securitization trusts were re-evaluated using the guidance in SFAS No. 140 and it was determined that they no longer met the criteria to be considered QSPEs, thus violating the sale criteria in SFAS No. 140. These trusts were then evaluated as VIEs using the guidance in FIN No. 46(R) and it was determined that they should be consolidated and accounted for as secured borrowings as the Company is the primary beneficiary. The trusts had reached their 10 percent

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

clean-up call levels but the call was not exercised by the Company. Under SFAS No. 140, because the Company can now exercise that option at their discretion going forward, the Company effectively controls the assets of the trusts as the trusts are not considered QSPEs. This resulted in the Company consolidating at fair value $289 million in assets and $278 million in liabilities related to these trusts.

The Company has secured assets and outstanding bonds in indentured trusts resulting from the acquisition of various student loan providers in prior periods. The indentures were created and bonds issued to finance the acquisition of student loans guaranteed under the Higher Education Act. The bonds are limited obligations of the Company and are secured by and payable from payments associated with the underlying secured loans.

The Company had $1.0 billion of taxable and $1.4 billion of tax-exempt auction rate securities outstanding in on-balance sheet securitizations and indentured trusts, respectively, at December 31, 2008. In February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of the Company’s auction rate securities’ interest rates are set. As a result, certain of the Company’s auction rate securities bear interest at the maximum rate allowable under their terms. The maximum allowable interest rate on the Company’s $1.0 billion taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s $1.4 billion of tax-exempt auction rate securities was amended to LIBOR plus 2.00 percent through May 31, 2008. After May 31, 2008, the maximum allowable rate on these securities reverted to a formula driven rate, which produced various maximum rates up to 14 percent during 2008 but averaged 1.60 percent at December 31, 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization

The Company securitizes its FFELP Stafford loans, FFELP Consolidation Loans and its Private Education Loan assets and, for transactions qualifying as sales, retains a Residual Interest and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans.

Securitization Activity

The following table summarizes the Company’s securitization activity for the years ended December 31, 2008, 2007 and 2006. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Years Ended December 31,
	2008				2007				2006
		Loan	Pre-			Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax	Gain	No. of	Amount	Tax	Gain	No. of	Amount	Tax	Gain
(Dollars in millions)	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%	2	$5,004	$17	.3%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—	4	9,503	55	.6
Private Education Loans	—	—	—	—	1	2,001	367	18.4	3	5,088	830	16.3

Total securitizations — sales	—	—	$—	—%	1	2,001	$367	18.4%	9	19,595	$902	4.6%

Securitizations — financings:
FFELP Stafford/PLUS loans(1)	9	18,546			3	8,955			—	—
FFELP Consolidation Loans(1)	—	—			5	14,476			4	12,506

Total securitizations — financings	9	18,546			8	23,431			4	12,506

Total securitizations	9	$18,546			9	$25,432			13	$32,101

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after initial settlement of the securitization, which do not relate to the reissuance of third-party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of the Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008			2007				2006
	FFELP
	Stafford	FFELP	Private	FFELP	FFELP	Private		FFELP		FFELP	Private
	and	Consolidation	Education	Stafford	Consolidation	Education		Stafford		Consolidation	Education
	PLUS(1)	Loans(1)	Loans(1)	and PLUS(1)	Loans(1)	Loans		and PLUS		Loans	Loans

Prepayment speed (annual rate)(2)	—	—	—	—	—	—			*	6%	4%
Interim status	—	—	—	—	—	0%		—		—	—
Repayment status	—	—	—	—	—	4-7%		—		—	—
Life of loan repayment status	—	—	—	—	—	6%		—		—	—
Weighted average life	—	—	—	—	—	9.4 y	rs.	3.7 y	rs.	8.2 yrs.	9.4 y	rs.
Expected credit losses (% of principal securitized)	—	—	—	—	—	4.69%		.15%		.19%	4.79%
Residual cash flows discounted at (weighted average)	—	—	—	—	—	12.5%		12.4%		10.8%	12.9%

(1)	No securitizations qualified for sale treatment in the period.

(2)	Effective December 31, 2006, the Company implemented Constant Prepayment Rates (“CPR”) curves for Residual Interest valuations that are based on the number of months since entering repayment that better reflect the CPR as the loan seasons. Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, irrespective of seasoning or, in the case of FFELP Stafford and PLUS loans, the Company used a vector approach in applying the CPR. The repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

*	CPR of 20 percent for 2006, 15 percent for 2007, and 10 percent thereafter.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006

Net proceeds from new securitizations completed during the period	$—	$1,977	$19,521
Cash distributions from trusts related to Residual Interests	909	782	598
Servicing fees received(1)	246	286	327
Purchases of previously transferred financial assets for representation and warranty violations	(37)	(33)	(45)
Reimbursements of borrower benefits(2)	(29)	(22)	(24)
Purchases of delinquent Private Education Loans from securitization trusts using delinquent loan call option	(172)	(162)	(72)
Purchases of loans using clean-up call option	(697)	(1,500)	(1,122)

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

(2)	Under the terms of the securitizations, the transaction documents require that the Company reimburse the trusts for any borrower benefits afforded the borrowers of the underlying securitized loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

Residual Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of December 31, 2008 and 2007.

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected credit losses (% of student loan principal)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

	As of December 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs.	7.4 yrs.	7.0 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected credit losses (% of student loan principal)(4)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

(1)	Includes $762 million and $283 million related to the fair value of the Embedded Floor Income as of December 31, 2008 and 2007, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At December 31, 2007, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $301 million that related to the Retained Interests. There were no such gains at December 31, 2008.

(3)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. The repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(4)	Remaining expected credit losses as of the respective balance sheet date.

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans, and the fair value adjustment related to those Residual Interests where the Company has elected to carry such Residual Interests at fair value through earnings under SFAS No. 159.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

The Company adopted SFAS No. 159 on January 1, 2008, and has elected the fair value option on all of the Residual Interests effective January 1, 2008. The Company chose this election in order to record all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115 with changes in fair value recorded through other comprehensive income, except if impaired in which case changes in fair value were recorded through income, or under SFAS No. 155 with all changes in fair value recorded through income. Changes in the fair value of Residual Interests from January 1, 2008 forward are recorded in the servicing and securitization revenue line item of the consolidated statements of income.

As of December 31, 2008, the Company had changed the following significant assumptions compared to those used as of December 31, 2007, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions were decreased for all three asset types primarily as a result of a significant reduction in prepayment activity experienced which is expected to continue into the foreseeable future. The decrease in prepayment speeds is primarily due to a reduction in third-party consolidation activity as a result of the CCRAA (for FFELP only) and the current U.S. economic and credit environment. This resulted in a $114 million unrealized mark-to-market gain.

•	Life of loan default rate assumptions for Private Education loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $79 million unrealized mark-to-market loss.

•	Cost of funds assumptions related to the underlying auction rate securities bonds ($2.3 billion face amount of bonds) within FFELP loan ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts were increased to take into account the expectations these auction rate securities will continue to reset at higher rates for an extended period of time. This resulted in a $116 million unrealized mark-to-market loss.

•	The discount rate assumption related to the Private Education Loan and FFELP Residual Interests was increased. The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate for the purpose of arriving at a discount rate, in light of the current economic and credit uncertainty that exists in the market as of December 31, 2008. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 1,550 basis points and 390 basis points for Private Education and FFELP, respectively, to take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Residual Interests. This resulted in a $904 million unrealized mark-to-market loss.

The Company recorded net unrealized mark-to-market losses related to the Residual Interests of $425 million during the year ended December 31, 2008. The mark-to-market losses were primarily related to the increase in the discount rate assumptions discussed above which resulted in a $904 million mark-to-market loss. This was partially offset by an unrealized mark-to-market gain of $555 million related to the Floor Income component of the Residual Interest primarily due to the significant decrease in interest rates from December 31, 2007 to December 31, 2008.

The Company recorded impairments to the Retained Interests of $254 million and $157 million, respectively, for the years ended December 31, 2007 and 2006. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations ($110 million and $104 million for the years ended December 31, 2007 and 2006, respectively), impairment to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($24 million and $53 million for the years ended December 31, 2007 and 2006, respectively), and increases in prepayments, defaults, and the discount rate related to Private Education Loans ($120 million for the year ended December 31, 2007). In addition, the Company recorded an unrealized mark-to-market loss under SFAS No. 155 of $25 million for the year ended December 31, 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

The following table reflects the sensitivity of the current fair value of the Residual Interests to adverse changes in the key economic assumptions used in the valuation of the Residual Interest at December 31, 2008, discussed in detail in the preceding table. The effect of a variation in a particular assumption on the fair value of the Residual Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical, as the actual results could be materially different than these estimates.

	Year Ended December 31, 2008
	FFELP	FFELP
	Stafford/PLUS	Consolidation	Private Education
(Dollars in millions)	Loan Trusts(5)	Loan Trusts(5)	Loan Trusts(5)

Fair value of Residual Interest	$250	$918 (1)	$1,032
Weighted-average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed assumptions(2)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Impact on fair value of 5% absolute increase	$(23)	$(151)	$(158)
Impact on fair value of 10% absolute increase	$(41)	$(265)	$(282)
Expected credit losses (as a % of student loan principal)	.11%	.23%	5.22	%(3)
Impact on fair value of 5% absolute increase in default rate	$(5)	$(7)	$(207)
Impact on fair value of 10% absolute increase in default rate	$(10)	$(14)	$(413)
Residual cash flows discount rate	13.1%	11.9%	26.3%
Impact on fair value of 5% absolute increase	$(27)	$(158)	$(132)
Impact on fair value of 10% absolute increase	$(49)	$(275)	$(235)
	3 month LIBOR forward curve at December 31, 2008 plus contracted spreads
Difference between Asset and Funding underlying indices(4)
Impact on fair value of 0.25% absolute increase in funding index compared to asset index	$(46)	$(173)	$(3)
Impact on fair value of 0.50% absolute increase in funding index compared to asset index	$(92)	$(346)	$(6)

(1)	Certain consolidation trusts have $3.3 billion of non-U.S. dollar (Euro denominated) bonds outstanding. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with certain counterparties. Additionally, certain Private Education Loan trusts contain interest rate swaps that hedge the basis and reset risk between the Prime indexed assets and LIBOR index notes. As of December 31, 2008, these swaps are in a $959 million gain position (in the aggregate) and the trusts had $716 million of exposure to counterparties (gain position less collateral posted) primarily as a result of the decline in the exchange rates between the U.S. dollar and the Euro. This unrealized market value gain is not part of the fair value of the Residual Interest in the table above. Not all derivatives within the trusts require the swap counterparties to post collateral to the respective trust for changes in market value, unless the trust’s swap counterparty’s credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Ultimately, the Company’s exposure related to a swap counterparty failing to make its payments is limited to the fair value of the related trust’s Residual Interest which was $613 million as of December 31, 2008.
(2)	See previous table for details on CPR. Impact on fair value due to increase in prepayment speeds only increases the repayment status speeds. Interim status CPR remains 0%.
(3)	Expected credit losses are used to project future cash flows related to the Private Education Loan securitization’s Residual Interest. However, until the fourth quarter of 2008 when it ceased this activity for all trusts settling prior to September 30, 2005, the Company purchased loans at par when the loans reach 180 days delinquent prior to default under a contingent call option, resulting in no credit losses at the trust nor related to the Company’s Residual Interest. When the Company exercises its contingent call option and purchases the loan from the trust at par, the Company records a loss related to these loans that are now on the Company’s balance sheet. The Company recorded losses of $141 million, $123 million and $48 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to this activity and specialty claims. For all trusts settling after October 1, 2005, the Company does not hold this contingent call option.
(4)	Student loan assets are primarily indexed to a Treasury bill, commercial paper or a prime index. Funding within the trust is primarily indexed to a LIBOR index. Sensitivity analysis increases funding indexes as indicated while keeping asset underlying indexes fixed.
(6)	In addition to the assumptions in the table above, the Company also projects the reduction in distributions that will result from the various benefit programs that exist related to consecutive on-time payments by borrowers. Related to the entire $2.2 billion Residual Interest, there is $221 million (present value) of benefits projected which reduce the fair value.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of December 31, 2008 and 2007.

	Off-Balance Sheet Private Education Loan Delinquencies
	December 31,		December 31,
	2008		2007
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,461		$4,963
Loans in forbearance(2)	700		1,417
Loans in repayment and percentage of each status:
Loans current	8,843	92.8%	7,403	94.7%
Loans delinquent 31-60 days(3)	315	3.3	202	2.6
Loans delinquent 61-90 days	121	1.3	84	1.1
Loans delinquent greater than 90 days	251	2.6	130	1.6

Total off-balance sheet Private Education Loans in repayment	9,530	100%	7,819	100%

Total off-balance sheet Private Education Loans, gross	$13,691		$14,199

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes net charge-off activity for Private Education Loans in the off-balance sheet trusts for the years ended December 31, 2008, 2007 and 2006 as previously reported.

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006

Charge-offs	$(226)	$(107)	$(24)
Recoveries	9	—	—

Net charge-offs	(217)	(107)	(24)

Net charge-offs as a percentage of average loans in repayment	2.68%	1.46%	.43%
Net charge-offs as a percentage of average loans in repayment and forbearance	2.31%	1.27%	.38%
Ending off-balance sheet total Private Education Loans, gross	$13,691	$14,199	$13,222
Average off-balance sheet Private Education Loans in repayment	$8,088	$7,305	$5,721
Ending off-balance sheet Private Education Loans in repayment	$9,530	$7,819	$6,792

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

The following table summarizes charge-off activity for Private Education Loans in the off-balance sheet trusts for the years ended December 31, 2008, 2007 and 2006 as corrected and discussed above in Note 4, “Allowance for Loan Losses.”

	Years Ended December 31,
(Dollars in millions)	2008	2007	2006

Charge-offs	(153)	(79)	(24)
Charge-offs as a percentage of average loans in repayment	1.90%	1.09%	.43%
Charge-offs as a percentage of average loans in repayment and forbearance	1.64%	.94%	.38%
Ending off-balance sheet total Private Education Loans(1)	$13,782	$14,227	$13,222
Average off-balance sheet Private Education Loans in repayment	$8,088	$7,305	$5,721
Ending off-balance sheet Private Education Loans in repayment	$9,530	$7,819	$6,792

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

9.	Derivative Financial Instruments

Risk Management Strategy

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. The Company’s goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities (including the Residual Interest from off-balance sheet securitizations) so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company does not use derivative instruments to hedge credit risk associated with debt issued by the Company. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. The Company views this strategy as a prudent management of interest rate sensitivity. In addition, the Company utilizes derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts, basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions generally do not qualify for hedge accounting under SFAS No. 133 (as discussed below) and thus may adversely impact earnings.

Although the Company uses derivatives to offset (or minimize) the risk of interest rate and foreign currency changes, the use of derivatives does expose the Company to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, has no credit risk exposure to the counterparty; however, the counterparty has exposure to the Company. The Company minimizes the credit risk in derivative instruments by entering into transactions with highly rated

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

counterparties that are reviewed periodically by the Company’s credit department. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When the Company has more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. At December 31, 2008 and 2007, the Company had a net positive exposure (derivative gain positions to the Company less collateral which has been posted by counterparties to the Company) related to corporate derivatives of $234 million and $463 million, respectively.

The Company’s on-balance sheet securitization trusts have $11.0 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2008. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. As of December 31, 2008, the net positive exposure on these swaps is $926 million. As previously discussed, the Company’s corporate derivatives contain provisions which require collateral to be posted on a regular basis for changes in market values. The on-balance sheet trusts’ derivatives are structured such that swap counterparties are required to post collateral if their credit rating has been withdrawn or is below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. In addition to the credit rating requirement, trusts issued after November 2005 require the counterparty to post collateral due to a net positive exposure on cross-currency interest rate swaps, irrespective of their counterparty rating. The trusts, however, are not required to post collateral to the counterparty.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged at December 31, 2008 and 2007 related to derivative exposures between the Company and its derivative counterparties are detailed in the following table:

(Dollars in millions)	December 31, 2008	December 31, 2007

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)	$1,624	$1,306
Securities at fair value — corporate derivatives (not recorded in financial statements)(1)	689	—
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	688	310

Total collateral held	$3,001	$1,616

Derivative asset at fair value including accrued interest and premium receivable	$3,741	$3,812

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$—	$25
Securities at fair value (recorded in investments)(3)	26	196
Securities at fair value re-pledged (not recorded in financial statements)(4)(5)	191	—

Total collateral pledged	$217	$221

Derivative liability at fair value including accrued interest and premium receivable	$677	$201

(1)	In general, the Company has the ability to sell or re-pledge securities it holds as collateral.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

(3)	Counterparty does not have the right to sell or re-pledge securities.

(4)	Counterparty has the right to sell or re-pledge securities.

(5)	Represents securities the Company holds as collateral that have been pledged to other counterparties.

Additionally, as of December 31, 2008 and 2007, $340 million and $295 million, respectively, in collateral relative to off-balance sheet trust derivatives were held by these off-balance sheet trusts. Collateral posted by third parties to the off-balance sheet trusts cannot be sold or re-pledged by the trusts.

SFAS No. 133

Derivative instruments that are used as part of the Company’s interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities including the Residual Interests from off-balance sheet securitizations. In addition, prior to 2008, the Company used equity forward contracts based on the Company’s stock. The Company accounts for its derivatives under SFAS No. 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

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

The Company also uses basis swaps to minimize earnings variability caused by having different reset characteristics on the Company’s interest-earning assets and interest-bearing liabilities. These swaps possess a term of up to 14 years with a pay rate indexed to 91-day Treasury bill, 3-month commercial paper, 52-week Treasury bill, LIBOR, Prime, or 1-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on management’s review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. The Company’s basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required by SFAS No. 133. Additionally, some of the Company’s FFELP student loans can earn at either a variable or a

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

fixed interest rate depending on market interest rates. The Company also has basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the statement of income.

Prior to 2008, the Company entered into equity forward contracts (see Note 11, “Stockholders’ Equity,” for a further discussion of equity forward contracts and the settlement of all equity forward contracts in January 2008). The Company utilized the strategy to lock in the purchase price of the Company’s stock to better manage the cost of its share repurchases. In order to qualify as a hedge under SFAS No. 133, the hedged item must impact net income. In this case, the repurchase of the Company’s shares does not impact net income; therefore, the equity forwards do not qualify as a SFAS No. 133 hedge. Prior to December 31, 2007, the Company’s equity forward contracts provided for physical, net share or net cash settlement options. On December 31, 2007, the terms of the contracts were changed to allow for physical settlement only. This effectively changed the characteristics of the contracts so they no longer were derivatives accounted for under SFAS No. 133 and SFAS No. 150 and instead were accounted for as a liability (recorded at the present value of the repurchase price) under SFAS No. 150. All contracts were settled in January 2008.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2008 and 2007, and their impact on other comprehensive income and earnings for the years ended December 31, 2008, 2007 and 2006.

	December 31,
	Cash Flow		Fair Value		Trading		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Fair Values(1) (Dollars in millions)
Interest rate swaps	$(146)	$(34)	$1,529	$102	$(9)	$252	$1,374	$320
Floor/Cap contracts	—	—	—	—	(1,466)	(442)	(1,466)	(442)
Futures	—	—	—	—	(3)	—	(3)	—
Cross currency interest rate swaps	—	—	2,103	3,640	13	3	2,116	3,643

Total	$(146)	$(34)	$3,632	$3,742	$(1,465)	$(187)	$2,021	$3,521

Notional Value (Dollars in billions)
Interest rate swaps	$4.8	$3.1	$13.4	$14.7	$159.3	$199.5	$177.5	$217.3
Floor/Cap contracts	—	—	—	—	32.4	38.9	32.4	38.9
Futures	—	—	—	—	.2	.6	.2	.6
Cross currency interest rate swaps	—	—	23.1	23.8	.1	.1	23.2	23.9
Other(2)	—	—	—	—	.7	.7	.7	.7

Total	$4.8	$3.1	$36.5	$38.5	$192.7	$239.8	$234.0	$281.4

(1)	Fair values reported are exclusive of collateral held and/or pledged and accrued interest.

(2)	“Other” includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155 (see Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements — Accounting for Certain Hybrid Financial Instruments”).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

	Years Ended December 31,
	Cash Flow			Fair Value						Trading			Total
(Dollars in millions)	2008	2007	2006	2008		2007		2006		2008	2007	2006	2008	2007	2006

Change in fair value of cash flow hedges	$(71)	$(16)	$(7)	$—		$—		$—		$—	$—	$—	$(71)	$(16)	$(7)
Amortization of effective hedges(1)	—	1	12	—		—		—		—	—	—	—	1	12
Discontinued hedges	—	—	—	—		—		—		—	—	—	—	—	—

Change in accumulated other comprehensive income, net	$(71)	$(15)	$5	$—		$—		$—		$—	$—	$—	$(71)	$(15)	$5

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$—	$(2)	$(19)	$—		$—		$—		$—	$—	$—	$—	$(2)	$(19)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—		—		—		115	(18)	(109)	115	(18)	(109)
Gains (losses) on derivative and hedging activities — Unrealized	—	—	—	222	(4)	60	(4)	(13	)(4)	(782)	(1,403)	(243)	(560)	(1,343)	(230)

Total earnings impact	$—	$(2)	$(19)	$222		$60		$(13)		$(667)	$(1,421)	$(352)	$(445)	$(1,363)	$(358)

(1)	The Company expects to amortize $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of December 31, 2008.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

10.	Other Assets

The following table provides the detail of the Company’s other assets.

	December 31, 2008		December 31, 2007
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Derivatives at fair value(1)	$3,013,644	27%	$3,744,611	35%
Accrued interest receivable	3,466,404	31	3,180,590	30
Federal income tax asset	1,661,039	15	—	—
APG purchased paper related receivables and Real Estate Owned	1,222,345	11	1,758,871	16
Accounts receivable — collateral posted	—	—	867,427	8
Benefit-related investments	472,899	4	467,379	4
Fixed assets, net	313,059	3	315,260	3
Accounts receivable — general	712,854	6	305,118	2
Other	278,533	3	107,851	2

Total	$11,140,777	100%	$10,747,107	100%

(1)	The derivative asset at fair value net of cash collateral held at December 31, 2008 and 2007 is $1.4 billion and $2.4 billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

10.	Other Assets (Continued)

The “derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a gain position by counterparty exclusive of accrued interest. At December 31, 2008 and 2007, these balances primarily included cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of December 31, 2008 and 2007, the cumulative mark-to-market adjustment to the hedged debt was $(3.4) billion and $(3.6) billion, respectively.

11.	Stockholders’ Equity

Preferred Stock

At December 31, 2008, the Company had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). Neither series has a maturity date but can be redeemed at the Company’s option beginning November 16, 2009 for Series A Preferred Stock, and on any dividend payment date on or after June 15, 2010 for Series B Preferred Stock. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of the Company’s other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 70 basis points per annum in arrears, on and until June 15, 2011, increasing to 3-month LIBOR plus 170 basis points per annum in arrears after and including the period beginning on June 15, 2011. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of the Company’s common stock.

On December 31, 2008, the Company had outstanding 1.1 million shares of 7.25 percent Mandatory Convertible Preferred Stock, Series C (the “Series C Preferred Stock”). The Series C Preferred Stock was issued on December 31, 2007, and resulted in net proceeds of approximately $1.0 billion. An additional 150,000 shares were issued on January 9, 2008, as a result of the underwriters exercising their over-allotment option, and resulted in net proceeds of $145.5 million. Each share of Series C Preferred Stock has a $1,000 liquidation preference and is subject to mandatory conversion on December 15, 2010. On the mandatory conversion date, each share of the Series C Preferred Stock will automatically convert into shares of the Company’s common stock based on a conversion rate calculated using the average of the closing prices per share of the Company’s common stock during the 20 consecutive trading day period ending on the third trading day immediately preceding the mandatory conversion date. If the applicable market value on the mandatory conversion date is (i) greater than $23.97, the conversion rate is 41.7188 shares of the Company’s common stock per share of Series C Preferred Stock, (ii) less than $19.65, the conversion rate is 50.8906 shares of the Company’s common stock per share of Series C Preferred Stock, or (iii) equal to or less than $23.97 but greater than or equal to $19.65, the conversion rate is $1,000 divided by the applicable market value, which is between 41.7188 shares and 50.8906 shares of the Company’s common stock per share of Series C Preferred Stock. At any time prior to December 15, 2010, the holder may elect optional conversion in whole or in part at the minimum conversion rate of 41.7188 shares of the Company’s common stock per share of Series C Preferred Stock. Series C Preferred Stock is not redeemable. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series C Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of 7.25 percent per share.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11.	Stockholders’ Equity (Continued)

Common Stock

The Company’s shareholders have authorized the issuance of 1.1 billion shares of common stock (par value of $.20). At December 31, 2008, 467.5 million shares were issued and outstanding and 89 million shares were unissued but encumbered for outstanding Series C Preferred Stock, outstanding stock options for employee compensation, and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in Note 13, “Stock-Based Compensation Plans and Arrangements.”

On December 31, 2007, the Company issued 101,781,170 shares of its common stock at a price of $19.65 per share. Net proceeds from the sale were approximately $1.9 billion. The Company used approximately $2.0 billion of the net proceeds from the sale of Series C Preferred Stock and the sale of its common stock to settle its outstanding equity forward contract (see “Common Stock Repurchase Program and Equity Forward Contracts” below). The remaining proceeds are used for general corporate purposes. The Company issued 9,781,170 shares of the 102 million share offering from its treasury stock. These shares were removed from treasury stock at an average cost of $43.13, resulting in a $422 million decrease to the balance of treasury stock with an offsetting $235 million decrease to retained earnings.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11.	Stockholders’ Equity (Continued)

The following table summarizes the Company’s common share repurchases and issuances for the years ended December 31, 2008, 2007 and 2006. Equity forward activity for the years ended December 31, 2007 and 2006 is also reported.

	Years Ended December 31,
(Shares in millions)	2008	2007	2006

Common shares repurchased:
Open market	—	1.8	2.2
Equity forward contracts	—	4.2	5.4
Equity forward contracts agreed to be settled(1)	—	44.0	—
Benefit plans(2)	1.0	3.3	1.6

Total shares repurchased	1.0	53.3	9.2

Average purchase price per share	$24.51	$44.59	$52.41

Common shares issued	1.9	109.2	6.7

Equity forward contracts:
Outstanding at beginning of period	—	48.2	42.7
New contracts	—	—	10.9
Settlements	—	(4.2)	(5.4)
Agreed to be settled(1)	—	(44.0)	—

Outstanding at end of period	—	—	48.2

Authority remaining at end of period for repurchases	38.8	38.8	15.7

(1)	On December 31, 2007, the Company and Citibank agreed to physically settle the contract as detailed above. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the physical settlement of the equity forward contract. At December 31, 2007, the 44 million shares under this equity forward contract were reflected in treasury stock.

(2)	Shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on December 31, 2008 was $8.90.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11.	Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on investments, unrealized gains and losses on derivatives, and defined benefit pension plans. The following table presents the cumulative balances of the components of other comprehensive income for the years ended December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006

Net unrealized gains (losses) on investments(1)	$(1,243)	$238,772	$340,363
Net unrealized (losses) on derivatives(2)	(93,986)	(22,574)	(7,570)
Defined benefit pension plans:
Net prior service cost	—	—	(24)
Net gain	18,753	20,166	16,342

Total defined benefit pension plans(3)	18,753	20,166	16,318

Total accumulated other comprehensive income	$(76,476)	$236,364	$349,111

(1)	Net of tax benefit of $750 as of December 31, 2008 and a tax expense of $125,473 and $179,244 as of December 31, 2007 and 2006, respectively.

(2)	Net of tax benefit of $53,419, $12,682 and $4,347 as of December 31, 2008, 2007 and 2006, respectively.

(3)	Net of tax expense of $10,967, $11,677 and $8,787 as of December 31, 2008, 2007 and 2006, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

12.	Earnings (Loss) per Common Share
Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31
	2008	2007	2006

Numerator:
Net income (loss) attributable to common stock	$(323,832)	$(933,539)	$1,121,389
Adjusted for dividends of convertible preferred stock series C(1)	—	—	—
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(2)	—	—	67,274
Adjusted for non-taxable unrealized gains on equity forwards(3)	—	—	(3,528)

Net income (loss) attributable to common stock, adjusted	$(323,832)	$(933,539)	$1,185,135

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	466,642	412,233	410,805
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C	—	—	—
Dilutive effect of Co-Cos	—	—	30,312
Dilutive effect of stock options, non-vested deferred compensation, non-vested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(4)	—	—	10,053

Dilutive potential common shares(5)	—	—	40,365

Weighted average shares used to compute diluted EPS	466,642	412,233	451,170

Net earnings (loss) per share:
Basic earnings (loss) per common share	$(.69)	$(2.26)	$2.73
Dilutive effect of convertible preferred stock series C	—	—	—
Dilutive effect of Co-Cos	—	—	(.03)
Dilutive effect of equity forwards	—	—	(.01)
Dilutive effect of stock options, non-vested deferred compensation, non-vested restricted stock, restricted stock units, and ESPP	—	—	(.06)

Diluted earnings (loss) per common share	$(.69)	$(2.26)	$2.63

(1)	The Company’s 7.25 percent mandatory convertible preferred stock series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between 48 million and 59 million shares of common stock, depending upon the Company’s stock price at that time.

(2)	Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method. These Co-Cos were called at par on July 25, 2007.

(3)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact can be dilutive when (1) the average price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and (2) the Company recorded an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts.

(4)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation, non-vested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method, and equity forward contracts determined by the reverse treasury stock method. The Company settled all of its outstanding equity forward contracts in January 2008.

(5)	For the years ended December 31, 2008 and 2007, stock options covering approximately 38 million and 37 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive due to the Company’s net loss. For the year ended December 31, 2006, stock options and equity forwards covering approximately 57 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements

As of December 31, 2008 the Company has two stock-based compensation plans that provide for grants of stock, stock options, restricted stock, and restricted stock units. The Company also makes grants of stock-based awards under individually negotiated arrangements.

The SLM Corporation Incentive Plan (the “Incentive Plan”) was approved by shareholders in 2004 and was amended in 2005 and 2006. A total of 17.7 million shares are authorized to be issued from this plan. The Incentive Plan expires on May 31, 2009.

The Company maintains the Employee Stock Purchase Plan (the “ESPP”). The shares issued under the Incentive Plan and the ESPP may be either shares reacquired by the Company or shares that are authorized but unissued.

The Directors Stock Plan, under which stock options and restricted stock were granted to non-employee members of the board of directors, expired in May 2008. The Company’s non-employee directors are considered employees under the provisions of SFAS No. 123(R).

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 was $86 million, $75 million, and $81 million, respectively. The related income tax benefit for the years ended December 31, 2008, 2007 and 2006 was $32 million, $28 million and $30 million, respectively. As of December 31, 2008, there was $37 million of total unrecognized compensation cost related to stock-based compensation programs, which is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

The maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of the Company’s common stock on the date of grant. Stock options granted prior to 2008 to officers and management employees generally vest upon the Company’s common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days, but no earlier than 12 months from the grant date. Stock options granted in 2008 to officers and management employees are price-vested with the grants vesting one-half upon the Company’s common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days but no earlier than 12 months from the grant date, and the second one-half vesting upon the Company’s common stock price reaching a closing price equal to 40 percent above the fair market value of the common stock on the date of grant for five days but no earlier than 24 months from the grant date. In any event, all price-vested options vest upon the eighth anniversary of their grant date. Options granted to rank-and-file employees are time-vested with the grants vesting one-half in 18 months from their grant date and the second one-half vesting 36 months from their grant date.

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

The fair values of the options granted in the years ended December 31, 2008, 2007 and 2006 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

	Years Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.50%	4.88%	4.75%
Expected volatility	44.05%	21.10%	20.22%
Expected dividend rate	0.00%	2.20%	1.72%
Expected life of the option	3 years	3 years	3 years

The expected life of the options is based on observed historical exercise patterns. Groups of employees that have received similar option grant terms are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant and historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury spot rate at the date of grant consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the date of grant, divided by the stock price at the date of grant.

As of December 31, 2008, there was $31 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes stock option activity for the year ended December 31, 2008.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Term	Value

Outstanding at December 31, 2007	36,658,764	$39.92
Granted	14,664,550	20.55
Exercised	(293,186)	17.87
Canceled	(12,225,424)	36.34

Outstanding at December 31, 2008(1)	38,804,704	$33.90	6.40 yrs	$—

Exercisable at December 31, 2008	22,179,634	$37.42	4.86 yrs	$—

(1)	Includes gross number of net-settled options awarded. Options granted in 2008 were granted as net-settled options. Upon exercise of a net-settled option, employees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Shares for the option cost equal the option price multiplied by the number of gross options exercised divided by the fair market value of SLM common stock at the time of exercise.

The weighted average fair value of options granted was $6.93, $7.89 and $9.34 for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised was $.8 million, $140 million and $129 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash received from option exercises was $2 million for the year ended December 31, 2008. The actual tax benefit realized for the tax deductions from option exercises totaled $1 million for the year ended December 31, 2008.

Restricted Stock

Restricted stock vests over a minimum of a 12-month performance period. Performance criteria may include the achievement of any of several financial and business goals, such as “Core Earnings” earnings per share, loan volume, expense reduction, or “Core Earnings” net income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

Non-vested restricted stock granted prior to January 25, 2007 is entitled to dividend credits; non-vested restricted stock granted on or after January 25, 2007 is not.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the stock and is amortized to compensation cost on a straight-line basis over the related vesting periods. As of December 31, 2008, there was $6 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes restricted stock activity for the year ended December 31, 2008.

		Weighted
		Average Grant
	Number of	Date
	Shares	Fair Value

Non-vested at December 31, 2007	419,151	$48.02
Granted	639,500	20.39
Vested	(234,689)	44.92
Canceled	(69,416)	32.54

Non-vested at December 31, 2008	754,546	$26.99

The total fair value of shares that vested during the years ended December 31, 2008, 2007 and 2006, was $11 million, $8 million and $3 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are credits based on the value of the Company’s common stock. The fair value of each grant is estimated on the date of grant based on the market price of the stock and is amortized to compensation cost on a straight-line basis over the related vesting periods. All outstanding RSUs granted to executive management employees vested in 2007 and were converted to common stock in January 2008.

In 2008, the Company began granting RSUs to non-executive management employees with the same performance vesting criteria as restricted stock. As of December 31, 2008, there was $.1 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes RSU activity for the year ended December 31, 2008.

		Weighted
		Average Grant
	Number of	Date
	RSUs	Fair Value

Outstanding at December 31, 2007	650,000	$39.54
Granted	15,500	11.58
Canceled	—	—
Converted to common stock	(650,000)	39.54

Outstanding at December 31, 2008	15,500	$11.58

Vested	—	$—

There were no dividend equivalents on outstanding RSUs at December 31, 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

The total fair value of RSUs that vested during the years ended December 31, 2007 and 2006 was $26 million and $15 million, respectively. No RSUs vested in 2008. The total intrinsic value of RSUs converted to common stock during the years ended December 31, 2008 and 2006 was $26 million and $10 million, respectively. There were no RSUs converted to common stock for the year ended December 31, 2007.

Employee Stock Purchase Plan

Under the ESPP, employees can purchase shares of the Company’s common stock at the end of a 12-month offering period at a price equal to the share price at the beginning of the 12-month period, less 15 percent, up to a maximum purchase price of $7,500 plus accrued interest. The purchase price for each offering is determined at the beginning of the offering period.

The fair values of the stock purchase rights of the ESPP offerings in the years ended December 31, 2008, 2007 and 2006 were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended December 31,
	2008	2007	2006

Risk-free interest rate	1.91%	4.97%	4.75%
Expected volatility	57.59%	22.67%	20.41%
Expected dividend rate	0.00%	2.19%	1.92%
Expected life of the option	1 year	2 years	2 years

The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant and historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury spot rate at the date of grant consistent with the expected life. The dividend yield is based on the projected annual dividend payment per share based on the current dividend amount at the date of grant, divided by the stock price at the date of grant.

The weighted average fair value of the stock purchase rights of the ESPP offerings for the years ended December 31, 2008, 2007 and 2006 was $6.57, $10.41 and $11.31, respectively. The fair value for 2008 was amortized to compensation cost on a straight-line basis over a one-year vesting period. The fair values for 2007 and 2006 were amortized to compensation cost on a straight-line basis over a two-year vesting period. As of December 31, 2008, there was $.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized in January 2009.

During the years ended December 31, 2007 and 2006, plan participants purchased 215,058 shares and 182,066 shares, respectively, of the Company’s common stock. No shares were purchased in 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

Equity Compensation Plans

The following table summarizes information as of December 31, 2008, relating to equity compensation plans or arrangements of the Company pursuant to which grants of options, restricted stock, RSUs or other rights to acquire shares may be granted from time to time.

				Number of
	Number of		Average	Securities Remaining
	Securities to be	Weighted Average	Remaining Life	Available for Future
	Issued Upon Exercise	Exercise Price	(Years) of	Issuance Under		Types of
	of Outstanding	of Outstanding	Options	Equity Compensation		Awards
Plan Category	Options and Rights	Options and Rights	Outstanding	Plans		Issuable(1)

Equity compensation plans approved by security holders:
Directors Stock Plan						NQ,ST
Traditional options	2,644,862	$33.61	4.2
Net-settled options	—	17.83	9.0

Total Directors Stock Plan	2,644,862	31.10	5.0	—
SLM Corporation Incentive Plan(2)(3)						NQ,ISO,RES, RSU
Traditional options	1,544,043	44.81	5.9
Net-settled options	2,764	35.10	8.1
RSUs	15,500	—	—

Total SLM Corporation Incentive Plan	1,562,307	35.73	8.0
Expired Plans(5)						NQ,ISO,RES
Traditional options	7,584,832	32.40	3.7

Total expired plans	7,584,832	32.40	3.7	—

Total approved by security holders	11,792,001	34.58	6.8	12,969,458	(4)
Equity compensation plans not approved by security holders:
Assumed shares(6)	—	—	—	502,934		NQ,ISO,RES, RSU
Compensation arrangements(7)	—	—	—	—		NQ
Employee Stock Purchase Plan(8)	—	—	—	1,082,739
Expired Plan(9)	4,098,196	28.08	3.2	—		NQ,RES

Total not approved by security holders	4,098,196	28.08	3.2	1,585,673

Total	15,890,197	$33.90	6.4	14,555,131

(1)	NQ (Non-Qualified Stock Option), ISO (Incentive Stock Option), RES (Restricted/Performance Stock), RSU (Restricted Stock Unit), ST (Stock Grant).

(2)	Options granted in 2006, 2007 and 2008 were granted as net-settled options. Also, certain traditional options outstanding at April 29, 2006 were converted to net-settled options in 2006. Upon exercise of a net-settled option, employees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Shares for the option cost equal the option price multiplied by the number of gross options exercised divided by the fair market value of the Company’s common stock at the time of exercise. At December 31, 2008, the option price for the vast majority of net-settled options was higher than the market price. Accordingly, the Company was obligated to issue only 2,764 shares upon the exercise of all net-settled options at December 31, 2008.

(3)	The SLM Corporation Incentive Plan is subject to an aggregate limit of 2,502,934 shares that may be issued as restricted stock or RSUs. As of December 31, 2008, 1,166,698 shares are remaining from this authority.

(4)	Securities remain available for issuance under the SLM Corporation Incentive Plan based on net-settlement of options.

(5)	Expired plans for which unexercised options remain outstanding are the Management Incentive Plan and Board of Directors Stock Option Plan.

(6)	The SLM Corporation Incentive Plan assumed 502,934 shares from The Upromise Stock Plan in October 2006 upon the Company’s acquisition of Upromise. These assumed shares were not approved by securities holders as permitted by the rules of the NYSE.

(7)	One million net-settled options were awarded on January 8, 2008, to John F. Remondi as an “employment inducement award” under NYSE rules. At December 31, 2008, the option price of the award was higher than the market price; therefore, the Company was not obligated to issue any securities under the award.

(8)	Number of shares available for issuance under the ESPP.

(9)	Expired plan for which unexercised options remain outstanding is the Employee Stock Option Plan.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.	Other Income

The following table summarizes the components of “other income” in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006

Late fees and forbearance fees	$142,958	$135,627	$120,651
Asset servicing and other transaction fees	108,292	110,215	42,053
Loan servicing fees	26,458	26,094	47,708
Gains on sales of mortgages and other loan fees	2,832	10,737	15,325
Other	111,536	102,402	112,570

Total other income	$392,076	$385,075	$338,307

Late Fees and Forbearance Fees

The Company recognizes late fees and forbearance fees on student loans when earned according to the contractual provisions of the promissory notes, as well as the Company’s expectation of collectability.

Asset Servicing and Other Transaction Fees

The Company’s Upromise subsidiary has a number of programs that encourage consumers to save for the cost of college education. Upromise has established a consumer savings network which is designed to promote college savings by consumers who are members of this program by encouraging them to purchase goods and services from the companies that participate in the program (“Participating Companies”). Participating Companies generally pay Upromise transaction fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the Participating Company. Typically, a percentage of the purchase price of the consumer members’ eligible purchases with Participating Companies is set aside in an account maintained by Upromise on the behalf of its members. The Company recognizes transaction fee revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” as marketing services focused on increasing member purchase volume are rendered based on contractually determined rates and member purchase volumes.

Upromise, through its wholly owned subsidiaries, UII, a registered broker-dealer, and UIA, a registered investment advisor, provides program management, transfer and servicing agent services, and administration services for various 529 college-savings plans. The fees associated with the provision of these services are recognized in accordance with SAB No. 104 based on contractually determined rates which are a combination of fees based on the net asset value of the investments within the 529 college-savings plans and the number of accounts for which UII and UIA provide record-keeping and account servicing functions.

15.	Restructuring Activities

During the fourth quarter of 2007, the Company initiated a restructuring program to reduce costs and improve operating efficiencies in response to the impacts of the CCRAA and current challenges in the capital markets. As part of this review the Company has refocused its lending activities, exited certain customer relationships and product lines, and is on target to reduce its operating expenses by 20 percent by the year ended December 31, 2009, as compared to the year ended December 31, 2007, before adjusting for growth and other investments. In addition, in the third quarter of 2008, the Company concluded that its APG purchased paper businesses no longer produce a strategic fit, and the Company decided to wind down these businesses.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Restructuring Activities (Continued)

The following table summarizes the restructuring expenses incurred to date.

			Cumulative
	Years Ended		Expense as of
	December 31,		December 31,
	2008	2007	2008

Severance costs	$62,858	$22,505	$85,363
Lease and other contract termination costs	9,081	—	9,081
Exit and other costs	11,834	—	11,834

Total(1)(2)	$83,773	$22,505	$106,278

(1)	Aggregate restructuring expenses incurred across the Company’s reportable segments during the years ended December 31, 2008 and 2007 totaled $49 million and $19 million, respectively, in the Company’s Lending reportable segment, $12 million and $2 million, respectively, in the Company’s APG reportable segment, and $23 million and $2 million, respectively, in the Company’s Corporate and Other reportable segment.

(2)	As of December 31, 2008, the Company estimates an additional $8 million of restructuring expenses associated with its current cost reduction efforts will be incurred in future periods primarily related to position eliminations and resulting employee terminations in its Lending business segment.

As of December 31, 2008 and 2007, severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 2,900 and 400 positions, respectively, across all of the Company’s reportable segments, with position eliminations ranging from senior executives to servicing center personnel. Lease and other contract termination costs and exit and other costs incurred during the year ended December 31, 2008 related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies, respectively.

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2008, and related activity during year ended December 31, 2008.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2007	$18,329	$—	$—	$18,329
Net accruals	62,858	9,081	11,834	83,773
Cash paid	(66,063)	(6,283)	(11,774)	(84,120)

Balance at December 31, 2008	$15,124	$2,798	$60	$17,982

16.	Fair Values of Financial Instruments

The Company uses estimates of fair value as defined by SFAS No. 157 in applying various accounting standards for its financial statements. Under GAAP, fair value measurements are used in one of four ways:

•	In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;

•	In the consolidated balance sheet with changes in fair value recorded in the other comprehensive income section of stockholders’ equity;

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Values of Financial Instruments (Continued)

•	In the consolidated balance sheet for instruments carried at lower of cost or fair value with impairment charges recorded in the consolidated statement of income; and

•	In the notes to the financial statements as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.’’

Fair value under SFAS No. 157 is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Under SFAS No. 157, the Company categorizes its fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices;

•	Level 2 — Inputs from active markets, other than quoted prices for identical instruments, are used to model fair value. Significant inputs are directly observable from active markets for substantially the full term of the asset or liability being valued; and

•	Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs.

Student Loans

The Company’s FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale (see Note 2, “Significant Accounting Policies — Loans,” for a discussion of the accounting treatment); however, the fair value is disclosed in compliance with SFAS No. 107. FFELP loans classified as held-for-sale are those which the Company has the ability and intent to sell under various ED loan purchase programs. In these instances, the FFELP loans are valued using the committed sales price under the programs. For all other FFELP loans and Private Education Loans, fair value was determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of the Company’s FFELP loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not observable.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Values of Financial Instruments (Continued)

Other Loans

Warehousing, facilities financings, and mortgage and consumer loans held for investment are accounted for at cost with fair values being disclosed as required by SFAS No. 107. Mortgage loans held for sale are accounted for at lower of cost or market. Fair value was determined with discounted cash flow models using the stated terms of the loans and observable market yield curves. In addition, adjustments and assumptions were made for credit spreads, liquidity, prepayment speeds and defaults. Significant inputs into the models are not observable.

Cash and Investments (Including “Restricted”)

Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. Investments accounted for under SFAS No. 115 and classified as trading or available-for-sale are carried at fair value in the financial statements. Investments in U.S. Treasury securities and securities issued by U.S. government agencies that are traded in active markets were valued using observable market prices. Other investments for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. The fair value of investments in Commercial Paper, Asset Backed Commercial Paper, or Demand Deposits that have a remaining term of less than 90 days when purchased are estimated at cost and when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. These investments consist of mostly overnight/weekly maturity instruments with highly-rated counterparties.

Short-term Borrowings and Long-term Borrowings

Borrowings are accounted for at cost in the financial statements except when denominated in a foreign currency or when designated as the hedged item in a fair value hedge relationship under SFAS No. 133. When the hedged risk is the benchmark interest rate and not full fair value, the cost basis is adjusted for changes in value due to benchmark interest rates only. Additionally, foreign currency denominated borrowings are re-measured at current spot rates in the financial statements. The full fair value of all borrowings are disclosed as required by SFAS No. 107. Fair value was determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates and volatilities from active markets; or from quotes from broker-dealers. Credit adjustments for unsecured corporate debt are made based on indicative quotes from observable trades and spreads on credit default swaps specific to the Company.

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair values of a majority of derivative financial instruments, including swaps and floors, were determined by standard derivative pricing and option models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates and volatilities from active markets. In some cases, management utilized internally developed amortization streams to model the fair value for swaps whose notional contractually amortizes with securitized asset balances. Complex structured derivatives or derivatives that trade in less liquid markets require significant adjustments and judgment in determining fair value that cannot be corroborated with market transactions. When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. (See Note 9, “Derivative Financial Instruments — Risk Management Strategy,” for further discussion of the Company’s derivative agreements and its policy to require legally enforceable

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Values of Financial Instruments (Continued)

netting provisions and collateral agreements.) The net exposure for each counterparty is adjusted based on market information available for the specific counterparty including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, the Company fully collateralizes the exposure minimizing the adjustment necessary to the derivative valuations for the Company’s credit risk. While trusts that contain derivatives are not required to post collateral to counterparties, the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs. The carrying value of borrowings designated as the hedged item in a SFAS No. 133 fair value hedge are adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

During 2008, the bid/ask spread widened significantly for certain interest rate indices for which the Company had derivatives as a result of market inactivity. As such, significant adjustments for the bid/ask spread and unobservable inputs were used in the fair value calculation resulting in these instruments being classified as level 3 in the hierarchy.

Residual Interests

The Residual Interests are carried at fair value in the financial statements. No active market exists for student loan Residual Interests; as such, the fair value is calculated using discounted cash flow models and option models. Observable inputs from active markets are used where available, including yield curves and volatilities. Significant unobservable inputs such as prepayment speeds, default rates, certain bonds’ costs of funds and discount rates, are used in determining the fair value and require significant judgment. These unobservable inputs are internally determined based upon analysis of historical data and expected industry trends. On a quarterly basis the Company back tests its prepayment speed, default rates and costs of funds assumptions by comparing those assumptions to actuals experienced. Additionally, the Company uses non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interests. Material changes in these significant unobservable inputs can directly affect income by impacting the amount of unrealized gain or loss recorded in servicing and securitization revenue as a result of the adoption of SFAS No. 159. An analysis of the impact of changes to significant inputs is addressed further in Note 8, “Student Loan Securitization.” In addition, market transactions are not available to validate the models’ results (see also Note 8, “Student Loan Securitization,” for further discussion regarding these assumptions).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Values of Financial Instruments (Continued)

The following table summarizes the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the financial statements as of December 31, 2008.

	Fair Value Measurements on a Recurring
	Basis as of December 31, 2008
					Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Collateral	Net

Assets
Available for sale investments	$—	$861	$—	$861	$—	$861
Retained Interest in off-balance sheet securitized loans	—	—	2,200	2,200	—	2,200
Derivative instruments(1)(2)	—	3,014	—	3,014	(1,624)	1,390

Total Assets	$—	$3,875	$2,200	$6,075	$(1,624)	$4,451

Liabilities(3)
Derivative instruments(1)(2)	$(3)	$(648)	$(341)	$(992)	$—	$(992)

Total Liabilities	$(3)	$(648)	$(341)	$(992)	$—	$(992)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Level 1 derivatives include euro-dollar futures contracts. Level 2 derivatives include derivatives indexed to interest rate indices and currencies that are considered liquid. Level 3 derivatives include derivatives indexed to illiquid interest rate indices and derivatives for which significant adjustments were made to observable inputs.

(3)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the year ended December 31, 2008.

	Year Ended
	December 31, 2008
	Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total

Balance, beginning of period	$3,044		$(71)		$2,973
Total gains/(losses) (realized and unrealized):
Included in earnings	79	(1)	(314	)(2)	(235)
Included in other comprehensive income	—		—		—
Purchases, issuances and settlements	(923)		35		(888)
Transfers in and/or out of Level 3	—		9		9

Balance, end of period	$2,200		$(341)		$1,859

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(424	)(1)	$(298	)(2)	$(722)

(1)	Recorded in servicing and securitization revenue.

(2)	Recorded in gains (losses) on derivative and hedging activities, net.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Values of Financial Instruments (Continued)

The following table summarizes the valuation of the Company’s financial instruments that are marked-to-market on a non-recurring basis by the above SFAS No. 157 pricing observable levels as of December 31, 2008.

	Fair Value Measurements on a Non-Recurring
	Basis as of December 31, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total

FFELP Stafford Loans Held-for-Sale(1)	$462	$—	$—	$462

Total	$462	$—	$—	$462

(1)	Level 1 valuations reflect FFELP Stafford Loans Held-for-Sale under the various ED loan purchase programs.

In accordance with the provisions of SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others,” FFELP Stafford Loans Held-for-Sale with a carrying amount of $488 million were written down to their fair value of $462 million, resulting in an impairment charge of $26 million which was included in earnings for the period.

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments.

	December 31, 2008			December 31, 2007
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$107,319	$124,220	$(16,901)	$111,552	$109,335	$2,217
Private Education Loans	14,141	20,582	(6,441)	17,289	14,818	2,471
Other loans	619	729	(110)	1,175	1,173	2
Cash and investments	8,646	8,646	—	15,146	15,146	—

Total earning assets	130,725	154,177	(23,452)	145,162	140,472	4,690

Interest-bearing liabilities
Short-term borrowings	41,608	41,933	325	35,828	35,947	119
Long-term borrowings	93,462	118,225	24,763	105,227	111,099	5,872

Total interest-bearing liabilities	135,070	160,158	25,088	141,055	147,046	5,991

Derivative financial instruments
Floor Income/Cap contracts	(1,466)	(1,466)	—	(442)	(442)	—
Interest rate swaps	1,374	1,374	—	320	320	—
Cross currency interest rate swaps	2,116	2,116	—	3,643	3,643	—
Futures contracts	(3)	(3)	—	—	—	—
Other
Residual interest in securitized assets	2,200	2,200	—	3,044	3,044	—

Excess of net asset fair value over carrying value			$1,636			$10,681

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Commitments, Contingencies and Guarantees

The Company offers a line of credit to certain financial institutions and other institutions in the higher education community for the purpose of originating student loans. In connection with these agreements, the Company also enters into a participation agreement with the institution to participate in the loans as they are originated. In the event that a line of credit is drawn upon, the loan is collateralized by underlying student loans and is usually participated in on the same day. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment, the Company not participate in the loan and the counterparty subsequently fail to perform according to the terms of its contract with the Company.

Commitments outstanding are summarized below:

	December 31,
	2008	2007

Lines of credit	$1,021,398	$2,035,638

The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2008.

Lines of
Credit

2009	$221,398
2010	800,000

Total	$1,021,398

In addition, the Company maintains forward contracts to purchase loans from its lending partners at contractual prices. These contracts typically have a maximum amount the Company is committed to buy, but lack a fixed or determinable amount as it ultimately is based on the lending partner’s origination activity. FFELP forward purchase contracts typically contain language relieving the Company of most of its responsibilities under the contract due to, among other things, changes in student loan legislation. These commitments are not accounted for as derivatives under SFAS No. 133 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount. At December 31, 2008, there were $2.3 billion of originated loans (FFELP and Private Education Loans) in the pipeline that the Company is committed to purchase.

Investor Litigation

On January 31, 2008, a putative class action lawsuit was filed against the Company and certain officers in U. S. District Court for the Southern District of New York. This case and other actions arising out the same circumstances and alleged acts have been consolidated and are now identified as In Re SLM Corporation Securities Litigation. The case purports to be brought on behalf of those who acquired common stock of the Company between January 18, 2007 and January 23, 2008 (the “Securities Class Period”). The complaint alleges that the Company and certain officers violated federal securities laws by issuing a series of materially false and misleading statements and that the statements had the effect of artificially inflating the market price for the Company’s securities. The complaint alleges that defendants caused the Company’s results for year-end 2006 and for the first quarter of 2007 to be materially misstated because the Company failed to adequately provide for loan losses, which overstated the Company’s net income, and that the Company failed to adequately disclose allegedly known trends and uncertainties with respect to its non-traditional loan portfolio. On July 23, 2008, the court appointed Westchester Capital Management (“Westchester”) Lead Plaintiff. On December 8, 2008, Lead Plaintiff filed a consolidated amended complaint. In addition to the prior allegations, the consolidated amended complaint alleges that the Company understated loan delinquencies and loan loss

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Commitments, Contingencies and Guarantees (Continued)

reserves by promoting loan forbearances. On December 19, 2008, and December 31, 2008, two rejected lead plaintiffs filed a challenge to Westchester as Lead Plaintiff. That motion is pending. Lead Plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs, and equitable and injunctive relief.

A similar case is pending against the Company, certain officers, retirement plan fiduciaries, and the Board of Directors, In Re SLM Corporation ERISA Litigation, also in the U.S. District Court for the Southern District of New York. The proposed class consists of participants in or beneficiaries of the Sallie Mae 401(K) Retirement Savings Plan (“401K Plan”) between January 18, 2007 and “the present” whose accounts included investments in Sallie Mae stock (“401K Class Period”). The complaint alleges breaches of fiduciary duties and prohibited transactions in violation of the Employee Retirement Income Security Act arising out of alleged false and misleading public statements regarding the Company’s business made during the 401(K) Class Period and investments in the Company’s common stock by participants in the 401(K) Plan. On December 15, 2008, Plaintiffs filed a Consolidated Class Action Complaint. The plaintiffs seek unspecified damages, attorneys’ fees, costs, and equitable and injunctive relief.

OIG Investigation

The Office of the Inspector General (“OIG”) of the ED has been conducting an audit of the Company’s billing practices for special allowance payments under what is known as the “9.5 percent floor calculation” since September 2007. The audit covers the period from 2003 through 2006 and is focused on the Company’s Nellie Mae subsidiaries. While the audit is not yet complete and there has been no definitive determination by the OIG auditors, initial indications are that the OIG disagrees with the Company’s billing practices on an immaterial portion of the Company’s bills. The Company continues to believe that its practices are consistent with longstanding ED guidance and all applicable rules and regulations. A final audit report has not been filed. Once a final report is filed, it will be presented to the Secretary of ED for consideration. The OIG has audited other industry participants on this issue and in certain cases the Secretary of ED has disagreed with the OIG’s recommendation.

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

18.	Benefit Plans

Pension Plans

As of December 31, 2008, the Company’s qualified and supplemental pension plans (the “Pension Plans”) are frozen with respect to new entrants and participants with less than ten years of service on June 30, 2004. No further benefits will accrue with respect to these participants under the Pension Plans, other than interest accruals on cash balance accounts. Participants with less than five years of service as of June 30, 2004 were fully vested.

For those participants continuing to accrue benefits under the Pension Plans until July 1, 2009, benefits are credited using a cash balance formula. Under the formula, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based on a percentage of the participant’s compensation for the current pay period. The applicable percentage is determined by the participant’s number of years of service with the Company. If an individual participated in the Company’s prior pension plan as of September 30, 1999 and met certain age and service criteria, the participant will receive the greater of the benefits calculated under the prior plan, which uses a final average pay plan method, or the current plan under the cash balance formula.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements Nos. 87, 88, 106 and 132(R),” on December 31, 2006. The Company does not provide other postretirement benefits such as postretirement health care or postretirement life insurance benefits.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

Qualified and Nonqualified Plans

The following tables provide a reconciliation of the changes in the qualified and nonqualified plan benefit obligations and fair value of assets for the years ended December 31, 2008 and 2007, and a statement of the funded status as of December 31 of both years based on a December 31 measurement date.

	December 31,
	2008	2007

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$227,651	$222,606
Service cost	6,566	7,100
Interest cost	12,908	12,337
Actuarial (gain)/loss	(4,204)	(1,777)
Plan curtailment	114	—
Plan settlement	—	(2,615)
Special termination benefits	—	912
Benefits paid	(36,148)	(10,912)

Benefit obligation at end of year	$206,887	$227,651

Change in Plan Assets
Fair value of plan assets at beginning of year	$230,698	$218,369
Actual return on plan assets	12,681	23,850
Employer contribution	5,326	3,466
Settlement loss	—	(2,615)
Benefits paid	(36,148)	(10,912)
Administrative payments	(777)	(1,460)

Fair value of plan assets at end of year	$211,780	$230,698

Funded status at end of year	$4,893	$3,047

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$27,402	$30,322
Current liabilities	(2,895)	(6,227)
Noncurrent liabilities	(19,614)	(21,048)

Net amount recognized in statement of financial position under SFAS No. 158	$4,893	$3,047

Amounts not yet recognized in net periodic pension cost and included in accumulated other comprehensive income:
Prior service cost	$—	$—
Accumulated gain	29,720	31,843

Accumulated other comprehensive income	$29,720	$31,843

Amounts expected to be reflected in net periodic pension cost during the next fiscal year:
Prior service cost	$—	$—
Accumulated gain	1,366	1,450

Accumulated other comprehensive income	$1,366	$1,450

Additional year-end information for plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$22,509	$27,275
Accumulated benefit obligation	22,448	26,592
Fair value of plan assets	—	—

The accumulated benefit obligations of the qualified and nonqualified defined benefit plans were $206 million and $221 million at December 31, 2008 and 2007, respectively. There are no plan assets in the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

nonqualified plans due to the nature of the plans; the corporate assets used to pay these benefits are included above in employer contributions.

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Years Ended December 31,
	2008	2007	2006

Service cost — benefits earned during the period	$6,566	$7,100	$8,291
Interest cost on project benefit obligations	12,908	12,337	11,445
Expected return on plan assets	(11,709)	(17,975)	(16,277)
Curtailment loss	114	—	—
Settlement (gain)/loss	(5,074)	1,265	—
Special termination benefits	—	912	—
Net amortization and deferral	(1,447)	(719)	494

Net periodic pension cost (benefit)	$1,358	$2,920	$3,953

Special accounting is required when lump sum payments exceed the sum of the service and interest cost components, and when the average future working lifetime of employees is significantly curtailed. This special accounting requires an accelerated recognition of unrecognized gains or losses and unrecognized prior service costs, creating adjustments to the pension expense. During the year ended December 31, 2008, the Company recorded a net settlement gain associated with lump-sum distributions from the qualified plan and a curtailment loss for previously unrecognized losses associated with executive non-qualified benefits. During the year ended December 31, 2007, the Company recorded net settlement losses, including a portion related to employees who were involuntarily terminated in the fourth quarter, associated with lump-sum distributions from the supplemental pension plan. These amounts were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

Amortization of unrecognized net gains or losses are included as a component of net periodic pension cost to the extent that the unrecognized gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market value of plan assets. Gains or losses not yet includible in pension cost are amortized over the average remaining service life of active participants which is approximately 8 years.

Assumptions

The weighted average assumptions used to determine the projected accumulated benefit obligations are as follows:

	December 31,
	2008	2007

Discount rate	6.25%	6.00%
Expected return on plan assets	5.25%	8.50%
Rate of compensation increase	4.00%	4.00%

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

The weighted average assumptions used to determine the net periodic pension cost are as follows:

	December 31,
	2008	2007

Discount rate	6.00%	5.75%
Expected return on plan assets	5.25%	8.50%
Rate of compensation increase	4.00%	4.00%

Management is assisted by third-party actuaries in measuring the pension liabilities and expense through the use of various assumptions including discount rate, expected return on plan assets, salary increases, employee turnover rates and mortality assumptions.

The year-end discount rate was selected based on a modeling process intended to match expected cash flows from the plans to a yield curve constructed from a portfolio of non-callable Aa bonds with at least $250 million of outstanding issue. Bonds are eliminated if they have maturities of less than six months or are priced more than two standard errors from the market average.

The return on plan assets is based on the strategic asset allocation of the plan assets and a conservative investment policy.

Assumption Sensitivity

Changes in the discount rate and the expected rate of return on plan assets impact expense. If the discount rate increased/decreased by 50 basis points, expense would decrease/increase $.8 million from the amount recorded at December 31, 2008. If the expected long-term rate of return on plan assets increased/decreased by 50 basis points, expense would decrease/increase by $1 million.

Plan Assets

The weighted average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	Plan Assets
	December 31,
	2008	2007

Asset Category
Equity securities	—%	—%
Fixed income securities	73	62
Cash equivalents	27	38

Total	100%	100%

Investment Policy and Strategy

The investment strategy was revised during 2007 with the principal objective of preserving funding status. Based on the current funded status of the plan and the ceasing of benefit accruals effective mid-year 2009, the Investment Committee recommended moving plan assets into fixed income securities with the goal of removing funded status risk with investments that better match the plan liability characteristics. This strategy has proven particularly effective with the turbulent market conditions of 2008. As of December 31, 2008, the plan is invested 73 percent in high quality bonds with an average credit rating of approximately AA and

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

27 percent in cash which is invested in U.S. government securities, the duration of which closely matches that of the traditional and cash balance nature of plan liabilities.

Cash Flows

The Company did not contribute to its qualified pension plan in 2008 and does not expect to contribute in 2009. There are no plan assets in the nonqualified plans due to the nature of the plans, and benefits are paid from corporate assets when due to the participant. It is estimated that approximately $3 million will be paid in 2009 for these benefits. No plan assets are expected to be returned to the employer during 2009.

Estimated Future Benefit Payments

The following qualified and nonqualified plan benefit payments, which reflect future service as appropriate, are expected to be paid:

2009	$18,350
2010	16,228
2011	16,490
2012	15,199
2013	14,533
2014 — 2018	73,904

401(k) Plans

The Company maintains two safe harbor 401(k) savings plans as defined contribution plans intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees of the Company outside of Asset Performance Group hired before August 1, 2007. Effective October 1, 2008 the Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent of contributions after one year of service, and all eligible employees receive a 1 percent core employer contribution. Prior to October 1, 2008, up to 6 percent of employee contributions were matched 100 percent by the Company after one year of service and certain eligible employees received a 2 percent core employer contribution.

The Sallie Mae 401(k) Retirement Savings Plan covers substantially all employees of Asset Performance Group, and after August 1, 2007, the Retirement Savings Plan covers substantially all new hires of the Company. Effective October 1, 2008 the Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent of contributions after one year of service, and all eligible employees receive a 1 percent core employer contribution. Between August 1, 2007 and September 30, 2008, the match formula was up to 100 percent on the first 5 percent of contributions after one year of service. During 2006 until July 31, 2007 the match formula was up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent of contributions after one year of service.

The Company also maintains a non-qualified plan to ensure that designated participants receive benefits not available under the 401(k) Plan due to compensation limits imposed by the Internal Revenue Code.

Total expenses related to the 401(k) plans were $21 million, $22 million and $21 million in 2008, 2007 and 2006, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to the Company’s effective tax rate follow:

	Years Ended
	December 31,
	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
Equity forward contracts	—	(113.2)	6.3
State tax, net of federal benefit	4.5	(3.7)	1.1
Capitalized transaction costs	3.3	(2.6)	—
Other, net	1.7	(1.1)	(.6)

Effective tax rate	44.5%	(85.6)%	41.8%

Income tax expense for the years ended December 31, 2008, 2007, and 2006 consists of:

	December 31,
	2008	2007	2006

Current provision:
Federal	$401,409	$1,027,087	$747,573
State	32,736	53,865	49,399
Foreign	678	1,045	97

Total current provision	434,823	1,081,997	797,069
Deferred provision/(benefit):
Federal	(543,151)	(642,393)	52,866
State	(58,900)	(26,840)	(15,617)
Foreign	(346)	(481)	(7)

Total deferred provision/(benefit)	(602,397)	(669,714)	37,242

Provision for income tax expense/(benefit)	$(167,574)	$412,283	$834,311

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

At December 31, 2008 and 2007, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2008	2007

Deferred tax assets:
Loan reserves	$1,212,653	$867,840
Market value adjustments on student loans, investments and derivatives	174,276	322,001
Purchased paper impairments	111,924	6,272
Deferred revenue	70,172	61,780
Stock-based compensation plans	62,325	54,137
Unrealized investment losses	42,838	—
Accrued expenses not currently deductible	38,330	60,821
Operating loss and credit carryovers	28,293	43,600
Warrants issuance	27,160	34,105
Partnership income	21,844	15,433
Sale of international non-mortgage purchased paper business	20,887	—
In-substance defeasance transactions	16,037	18,074
Other	29,186	31,688

Total deferred tax assets	1,855,925	1,515,751

Deferred tax liabilities:
Securitization transactions	302,049	370,378
Unrealized investment gains recorded to other comprehensive income	—	124,459
Leases	73,570	83,286
Depreciation/amortization	—	23,031
Other	12,883	7,247

Total deferred tax liabilities	388,502	608,401

Net deferred tax assets	$1,467,423	$907,350

Included in other deferred tax assets is a valuation allowance of $4,901 and $7,635 as of December 31, 2008 and 2007, respectively, against a portion of the Company’s state and international deferred tax assets. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. Management primarily considers the scheduled reversals of deferred tax liabilities and the history of positive taxable income in making this determination. The valuation allowance primarily relates to state deferred tax assets for which subsequently recognized tax benefits will be allocated to goodwill.

As of December 31, 2008, the Company has federal net operating loss carryforwards of $56,438 which begin to expire in 2022, apportioned state net operating loss carryforwards of $69,068 which begin to expire in 2009, and federal and state credit carryovers of $1,921 which begin to expire in 2021.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of the FASB’s FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $6 million increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $113 million. As of December 31, 2007, the total amount of gross unrecognized tax benefits was $175 million. Included in the $175 million are $35 million of unrecognized tax benefits that if recognized, would favorably impact the effective tax rate.

The following table summarizes changes in unrecognized tax benefits for the years ended December 31, 2008 and 2007:

	December 31,
(Dollars in millions)	2008	2007

Unrecognized tax benefits at beginning of year	$174.8	$113.3
Increases resulting from tax positions taken during a prior period	11.3	86.5
Decreases resulting from tax positions taken during a prior period	(132.2)	(30.0)
Increases/(decreases) resulting from tax positions taken during the current period	36.2	.3
Decreases related to settlements with taxing authorities	(.1)	(30.0)
Increases related to settlements with taxing authorities	—	42.3
Reductions related to the lapse of statute of limitations	(3.6)	(7.6)

Unrecognized tax benefits at end of year	$86.4	$174.8

As of December 31, 2008, the gross unrecognized tax benefits are $86 million. Included in the $86 million are $21 million of unrecognized tax benefits that if recognized, would favorably impact the effective tax rate. In addition, unrecognized tax benefits of $2 million are currently treated as a pending refund claim, reducing the balance of unrecognized tax benefits that if recognized, would impact the effective tax rate. During 2008, the Company adjusted its federal unrecognized tax benefits to incorporate new information received from the IRS as a part of the 2005-2006 exam cycle for several carryover issues related to the timing of certain income and deduction items. Several other less significant amounts of uncertain tax benefits were also added during the year.

The Company recognizes interest related to unrecognized tax benefits in income tax expense, and penalties, if any, in operating expenses. The Company has accrued interest and penalties, net of tax benefit, of $10 million and $18 million as of December 31, 2008 and December 31, 2007, respectively. The income tax expense for the year ended December 31, 2008 includes a reduction in the accrual of interest of $8 million, primarily related to the reduction of uncertain tax benefits as a result of new information received from the IRS as a part of the 2005-2006 exam cycle for several carryover issues related to the timing of certain income and deduction items. The income tax expense for the year ended December 31, 2007 includes an increase in the accrual of interest of $1 million.

Reasonably Possible Significant Increases/Decreases within Twelve Months

The IRS issued a Revenue Agent’s Report (“RAR”) during the second quarter of 2007 concluding the primary exam of the Company’s 2003 and 2004 U.S. federal tax returns. However, the exam of these years remain open pending the conclusion of the separate IRS audit of an entity in which the Company is an

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

investor. In addition, during the third quarter of 2007, the Company filed an administrative-level appeal related to one unagreed item originating from the Company’s 2004 U.S. federal tax return. The IRS is also currently examining the Company’s 2005 and 2006 federal income tax returns. It is reasonably possible that there will be a decrease in the Company’s unrecognized tax benefits as a result of the resolution of these items. When considering both tax and interest amounts, the decrease could be approximately $12 million to $18 million.

In the event that the Company is not contacted for exam by additional tax authorities by the end of 2009, it is reasonably possible that there will be a decrease in the Company’s unrecognized tax benefits as a result of the lapse of various statute of limitations periods. When considering both tax and interest amounts, the decrease could be approximately $2 million to $5 million.

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

State	Year audited through

Florida	2000
Indiana	2000
Pennsylvania	2000
California	2002
Missouri	2003
New York	2004
North Carolina	2005
Texas	2004

20.	Segment Reporting

The Company has two primary operating segments as defined in SFAS No. 131, the Lending operating segment and the APG (formerly known as DMO) operating segment. The Lending and APG operating segments meet the quantitative thresholds for reportable segments identified in SFAS No. 131. Accordingly, the results of operations of the Company’s Lending and APG reportable segments are presented below. The Company has smaller operating segments including the Guarantor Servicing, Loan Servicing, and Upromise operating segments, as well as certain other products and services provided to colleges and universities which do not meet the quantitative thresholds identified in SFAS No. 131. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reportable segment.

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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the years ended December 31, 2008, 2007 and 2006. USA Funds is the Company’s largest customer in both the APG and Corporate and Other segments. During the years ended December 31, 2008, 2007 and 2006, USA Funds accounted for 46 percent, 35 percent and 31 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other business segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of December 31, 2008, the Company managed $180.4 billion of student loans, of which $146.9 billion or 81 percent are federally insured, and has 10 million student and parent customers. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. In the year ended December 31, 2008, the Company originated $205 million in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $503 million at December 31, 2008.

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

In addition to collecting on its own purchased receivables and mortgage loans, the APG operating segment provides receivable management and collection services for federal and state agencies, and other holders of consumer debt.

The Company has also concluded that its APG operating segment’s purchased paper businesses no longer produce a strategic fit. As a result, the Company has decided to wind down these businesses. In the first quarter of 2009, the Company finalized the sale of its international purchased paper non-mortgage business. At December 31, 2008, the net assets associated with this business were classified as held-for-sale. Accordingly, in 2008, the Company wrote down the net assets to the estimated fair value and recognized a $51 million loss, which was included in the “collections revenue” line item in the accompanying consolidated statements of income.

Corporate and Other

The Company’s Corporate and Other segment includes the aggregate activity of its smaller operating segments, primarily its Guarantor Servicing, Loan Servicing, and Upromise operating segments. Corporate and Other also includes several smaller products and services, as well as corporate overhead.

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

Upromise markets and administers a consumer savings network and also provides program management, transfer and servicing agent services, and administration services for 529 college-savings plans. The Company’s other products and services include comprehensive financing and loan delivery solutions that it provides to college financial aid offices and students to streamline the financial aid process. Corporate overhead includes all of the typical headquarter functions such as executive management, accounting and finance, human resources and marketing.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2008
			Corporate	Total “Core		Total
	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,216	$—	$—	$2,216	$(221)	$1,995
FFELP Consolidation Loans	3,748	—	—	3,748	(569)	3,179
Private Education Loans	2,752	—	—	2,752	(1,015)	1,737
Other loans	83	—	—	83	—	83
Cash and investments	304	—	25	329	(53)	276

Total interest income	9,103	—	25	9,128	(1,858)	7,270
Total interest expense	6,665	25	19	6,709	(804)	5,905

Net interest income (loss)	2,438	(25)	6	2,419	(1,054)	1,365
Less: provisions for loan losses	1,029	—	—	1,029	(309)	720

Net interest income (loss) after provisions for loan losses	1,409	(25)	6	1,390	(745)	645
Contingency fee revenue	—	340	—	340	—	340
Collections revenue	—	(63)	—	(63)	(1)	(64)
Guarantor servicing fees	—	—	121	121	—	121
Other income	180	—	199	379	(356)	23

Total other income	180	277	320	777	(357)	420
Restructuring expenses	49	12	23	84	—	84
Operating expenses	589	398	277	1,264	93	1,357

Total expenses	638	410	300	1,348	93	1,441

Income before income taxes and minority interest in net earnings of subsidiaries	951	(158)	26	819	(1,195)	(376)
Income tax expense(1)	336	(56)	9	289	(456)	(167)
Minority interest in net earnings of subsidiaries	—	4	—	4	—	4

Net income (loss)	$615	$(106)	$17	$526	$(739)	$(213)

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2008
	Net Impact	Net Impact		Net Impact
	of	of	Net Impact	of
	Securitization	Derivative	of	Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(837)	$(115)	$(102)	$—	$(1,054)
Less: provisions for loan losses	(309)	—	—	—	(309)

Net interest income (loss) after provisions for loan losses	(528)	(115)	(102)	—	(745)
Contingency fee revenue	—	—	—	—	—
Collections revenue	(1)	—	—	—	(1)
Guarantor servicing fees	—	—	—	—	—
Other income	89	(445)	—	—	(356)

Total other income (loss)	88	(445)	—	—	(357)
Restructuring expenses	—	—	—	—	—
Operating expenses	2	—	—	91	93

Total expenses	2	—	—	91	93

Total pre-tax “Core Earnings” adjustments to GAAP	$(442)	$(560)	$(102)	$(91)	(1,195)

Income tax expense					(456)
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(739)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

	Year Ended December 31, 2007
			Corporate	Total “Core		Total
	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,848	$—	$—	$2,848	$(787)	$2,061
FFELP Consolidation Loans	5,522	—	—	5,522	(1,179)	4,343
Private Education Loans	2,835	—	—	2,835	(1,379)	1,456
Other loans	106	—	—	106	—	106
Cash and investments	868	—	21	889	(181)	708

Total interest income	12,179	—	21	12,200	(3,526)	8,674
Total interest expense	9,597	27	21	9,645	(2,559)	7,086

Net interest income (loss)	2,582	(27)	—	2,555	(967)	1,588
Less: provisions for loan losses	1,394	—	1	1,395	(380)	1,015

Net interest income (loss) after provisions for loan losses	1,188	(27)	(1)	1,160	(587)	573
Contingency fee revenue	—	336	—	336	—	336
Collections revenue	—	269	—	269	3	272
Guarantor servicing fees	—	—	156	156	—	156
Other income	194	—	218	412	(679)	(267)

Total other income	194	605	374	1,173	(676)	497
Restructuring expenses	19	2	2	23	—	23
Operating expenses	690	388	339	1,417	112	1,529

Total expenses	709	390	341	1,440	112	1,552

Income before income taxes and minority interest in net earnings of subsidiaries	673	188	32	893	(1,375)	(482)
Income tax expense(1)	249	70	12	331	81	412
Minority interest in net earnings of subsidiaries	—	2	—	2	—	2

Net income (loss)	$424	$116	$20	$560	$(1,456)	$(896)

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2007
	Net Impact	Net Impact		Net Impact
	of	of	Net Impact	of
	Securitization	Derivative	of	Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(816)	$18	$(169)	$—	$(967)
Less: provisions for loan losses	(380)	—	—	—	(380)

Net interest income (loss) after provisions for loan losses	(436)	18	(169)	—	(587)
Contingency fee revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income	683	(1,359)	—	—	(676)

Total other income (loss)	683	(1,359)	—	—	(676)
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	112	112

Total expenses	—	—	—	112	112

Total pre-tax “Core Earnings” adjustments to GAAP	$247	$(1,341)	$(169)	$(112)	(1,375)

Income tax expense					81
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(1,456)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

	Year Ended December 31, 2006
			Corporate	Total “Core		Total
	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,771	$—	$—	$2,771	$(1,362)	$1,409
FFELP Consolidation Loans	4,690	—	—	4,690	(1,144)	3,546
Private Education Loans	2,092	—	—	2,092	(1,071)	1,021
Other loans	98	—	—	98	—	98
Cash and investments	705	—	7	712	(209)	503

Total interest income	10,356	—	7	10,363	(3,786)	6,577
Total interest expense	7,877	23	12	7,912	(2,789)	5,123

Net interest income (loss)	2,479	(23)	(5)	2,451	(997)	1,454
Less: provisions for loan losses	303	—	—	303	(16)	287

Net interest income (loss) after provisions for loan losses	2,176	(23)	(5)	2,148	(981)	1,167
Contingency fee revenue	—	397	—	397	—	397
Collections revenue	—	239	—	239	1	240
Guarantor servicing fees	—	—	132	132	—	132
Other income	177	—	155	332	1,073	1,405

Total other income	177	636	287	1,100	1,074	2,174
Operating expenses	645	358	250	1,253	93	1,346

Income before income taxes and minority interest in net earnings of subsidiaries	1,708	255	32	1,995	—	1,995
Income tax expense(1)	632	94	12	738	96	834
Minority interest in net earnings of subsidiaries	—	4	—	4	—	4

Net income	$1,076	$157	$20	$1,253	$(96)	$1,157

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2006
				Net
	Net Impact of	Net Impact of	Net	Impact
	Securitization	Derivative	Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(897)	$109	$(209)	$—	$(997)
Less: provisions for loan losses	(16)	—	—	—	(16)

Net interest income (loss) after provisions for loan losses	(881)	109	(209)	—	(981)
Contingency fee revenue	—	—	—	—	—
Collections revenue	1	—	—	—	1
Guarantor servicing fees	—	—	—	—	—
Other income	1,411	(338)	—	—	1,073

Total other income (loss)	1,412	(338)	—	—	1,074
Operating expenses	(1)	—	—	94	93

Total pre-tax “Core Earnings” adjustments to GAAP	$532	$(229)	$(209)	$(94)	—

Income tax expense					96
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(96)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the years ended December 31, 2008, 2007, and 2006.

	Years Ended December 31,
	2008	2007	2006
(Dollars in millions)

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$(442)	$247	$532
Net impact of derivative accounting(2)	(560)	(1,341)	(229)
Net impact of Floor Income(3)	(102)	(169)	(209)
Net impact of acquired intangibles(4)	(91)	(112)	(94)
Net tax effect(5)	456	(81)	(96)

Total “Core Earnings” adjustments to GAAP	$(739)	$(1,456)	$(96)

(1)	Securitization accounting: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from the “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in its Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore under GAAP are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect for the years ended December 31, 2007 and 2006 includes the impact of the exclusion of the permanent income tax impact of the equity forward contracts. The Company settled all of its equity forward contracts in January 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

21.	Quarterly Financial Information (unaudited)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$276,369	$402,543	$474,749	$210,559
Less: provisions for loan losses	137,311	143,015	186,909	252,415

Net interest income (loss) after provisions for loan losses	139,058	259,528	287,840	(41,856)
Gains (losses) on derivative and hedging activities, net	(272,796)	362,043	(241,757)	(292,903)
Other income	343,707	200,593	69,761	251,144
Restructuring expenses	20,678	46,740	10,508	5,849
Operating expenses	355,648	353,688	367,152	280,367
Income tax expense (benefit)	(62,488)	153,074	(103,819)	(154,341)
Minority interest in net earnings of subsidiaries	(65)	2,926	544	527

Net income (loss)	(103,804)	265,736	(158,541)	(216,017)
Preferred stock dividends	29,025	27,391	27,474	27,316

Net income (loss) attributable to common stock	$(132,829)	$238,345	$(186,015)	$(243,333)

Basic earnings (loss) per common share	$(.28)	$.51	$(.40)	$(.52)

Diluted earnings (loss) per common share	$(.28)	$.50	$(.40)	$(.52)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$413,816	$398,653	$441,310	$334,471
Less: provisions for loan losses	150,330	148,200	142,600	574,178

Net interest income (loss) after provisions for loan losses	263,486	250,453	298,710	(239,707)
Gains (losses) on derivative and hedging activities, net	(356,969)	821,566	(487,478)	(1,337,703)
Other income	876,829	398,672	285,433	296,759
Restructuring expenses	—	—	—	22,505
Operating expenses	356,174	398,800	355,899	418,469
Income tax expense (benefit)	310,014	104,724	84,449	(86,904)
Minority interest in net earnings of subsidiaries	1,005	696	77	537

Net income (loss)	116,153	966,471	(343,760)	(1,635,258)
Preferred stock dividends	9,093	9,156	9,274	9,622

Net income (loss) attributable to common stock	$107,060	$957,315	$(353,034)	$(1,644,880)

Basic earnings (loss) per common share	$.26	$2.32	$(.85)	$(3.98)

Diluted earnings (loss) per common share	$.26	$1.03	$(.85)	$(3.98)

The following table summarizes the Private Education Loan allowance for loan loss balance at the end of each quarter in 2008 and 2007 and the Private Education Loan charge-off amounts for each quarter in 2008

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

21.	Quarterly Financial Information (unaudited) (Continued)

and 2007 on both a previously presented basis and corrected for the change in methodology, discussed further in Note 4, “Allowance for Loan Losses.”

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Prior Presentation
Allowance for Private Education Loan Losses	$938,409	$970,150	$1,012,838	$1,085,680

Net charge-offs for Private Education Loan Losses	$(74,227)	$(96,191)	$(101,518)	$(152,635)

Corrected Presentation
Allowance for Private Education Loan Losses	$1,073,317	$1,129,000	$1,196,894	$1,308,043

Charge-offs for Private Education Loan Losses	$(57,352)	$(72,248)	$(76,312)	$(114,328)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Prior Presentation
Allowance for Private Education Loan Losses	$369,072	$427,904	$454,100	$885,931

Net charge-offs for Private Education Loan Losses	$(75,121)	$(79,947)	$(73,491)	$(71,550)

Corrected Presentation
Allowance for Private Education Loan Losses	$444,569	$519,361	$559,142	$1,003,963

Charge-offs for Private Education Loan Losses	$(63,891)	$(63,987)	$(59,906)	$(58,559)

APPENDIX A

FEDERAL FAMILY EDUCATION LOAN PROGRAM

General

The Federal Family Education Loan Program, known as FFELP, under Title IV of the Higher Education Act (“HEA”), provides for loans to students who are enrolled in eligible institutions, or to parents of dependent students, to finance their educational costs. As further described below, payment of principal and interest on the student loans is guaranteed by a state or not-for-profit guarantee agency against:

•	default of the borrower;

•	the death, bankruptcy or permanent, total disability of the borrower;

•	closing of the student’s school prior to the end of the academic period;

•	false certification of the borrower’s eligibility for the loan by the school; and

•	an unpaid school refund.

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

Legislative Matters

The FFELP is subject to comprehensive reauthorization at least every 5 years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Opportunity Act of 2008 (“HEOA 2008”), Public Law 110-315, which the President signed into law August 14, 2008.

Other recent amendments since the program was previously reauthorized by the Higher Education Reconciliation Act of 2005 (“HERA 2005”), which was signed into law February 8, 2006, as part of the

Deficit Reduction Act, Public Law 109-171 include the Ensuring Continued Access to Student Loans Act of 2008, Public Law 110-227 (May 7, 2008) and the College Cost Reduction and Access Act (“CCRAA”), Public Law 110-84 (September 27, 2007), and other ED amendments to the FFELP regulations on November 1, 2007 and October 23, 2008.

Previous legislation includes the Ticket to Work and Work Incentives Improvement Act of 1999, by Public Law 106-554 (December 21, 2000), the Consolidated Appropriations Act of 2001, by Public Law 107-139, (February 8, 2002) by Public Law 108-98 (October 10, 2003), and by Public Law 108-409 (October 30, 2004). Since HERA 2005, the HEA was amended by the Third Higher Education Extension Act of 2006 (“THEEA”), Public Law 109-292 (September 30, 2006).

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

The 1998 reauthorization and P.L. 107-139 set the borrower interest rates on FFELP and FDLP Consolidation Loans for borrowers whose applications are received before July 1, 2003 at a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25 percent. The 1998 legislation, as modified by the 1999 and 2002 acts, sets the Special Allowance Payment (“SAP”) rate for FFELP loans at the three-month commercial paper rate plus 2.64 percent for loans disbursed on or after January 1, 2000. Lenders of FFELP Consolidation Loans pay a rebate fee of 1.05 percent per annum to ED. All other guaranty fees may be passed on to the borrower.

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

The Higher Education Reconciliation Act of 2005 reauthorized the loan programs of the HEA through September 30, 2012. Major provisions, which became effective July 1, 2006 (unless stated otherwise), include:

•	Change to a fixed 6.8 percent interest rate for Stafford loans.

•	Increases the scheduled change to a fixed PLUS interest rate from 7.9 percent to 8.5 percent.

•	Permanently modifies the minimum special allowance calculation for loans made with proceeds of tax-exempt obligations.

•	Requires submission of floor income to the government on loans made on or after April 1, 2006.

•	Repeals limitations on special allowance for PLUS loans made on and after January 1, 2000.

•	Increases first and second year Stafford loan limits from $2,625 and $3,500 to $3,500 and $4,500 respectively (effective July 1, 2007).

•	Increases graduate and professional student unsubsidized Stafford loan limits from $10,000 to $12,000 (effective July 1, 2007).

•	Authorizes graduate and professional students to borrow PLUS loans.

•	Reduces insurance from 98 percent to 97 percent for new loans beginning July 1, 2006.

•	Phases out the Stafford loan origination fee by 2010.

•	Reduces insurance for Exceptional Performers from 100 percent to 99 percent.

•	Repeals in-school consolidation, spousal consolidation, reconsolidation, and aligns loan consolidation terms in the FFELP and FDLP.

•	Mandates the deposit of a one percent federal default fee into a guaranty agency’s Federal Fund, which may be deducted from loan proceeds.

•	Repeals the guaranty agency Account Maintenance Fee cap (effective FY 2007).

•	Reduces guarantor retention of collection fees on defaulted FFELP Consolidation Loans from 18.5 percent to 10 percent (effective October 1, 2006).

•	Provides a discharge for loans that are falsely certified as a result of identity theft.

•	Provides 100 percent insurance on ineligible loans due to false or erroneous information on loans made on or after July 1, 2006.

•	Allows for a 3-year military deferment for a borrower’s loans made on or after July 1, 2001.

•	Reduces the monthly payment remittance needed to rehabilitate defaulted loans from 12 to 9.

•	Increases from 10 percent to 15 percent the amount of disposable pay a guaranty agency may garnish without borrower consent.

•	Streamlines mandatory forbearances to accommodate verbal requests.

The changes made by THEEA include:

•	Restrictions on the use of eligible lender trustees by schools that make FFELP loans;

•	New discharge provisions for Title IV loans for the survivors of eligible public servants and certain other eligible victims of the terrorist attacks on the United States on September 11, 2001; and

•	A technical modification to the HEA provision governing account maintenance fees that are paid to guaranty agencies in the FFELP.

Major changes made by the CCRAA, which were effective October 1, 2007 (unless stated otherwise), include:

•	Reduces special allowance payments to for-profit lenders and not-for-profit lenders for both Stafford and Consolidation Loans disbursed on or after October 1, 2007 by 0.55 percentage points and 0.40 percentage points, respectively;

•	Reduces special allowance payments to for-profit lenders and not-for-profit lenders for PLUS loans disbursed on or after October 1, 2007 by 0.85 percentage points and 0.70 percentage points, respectively;

•	Reduces fixed interest rates on subsidized Stafford loans to undergraduates from the current 6.8% to 6.0% for loans disbursed beginning July 1, 2008, to 5.6% for loans disbursed beginning July 1, 2009, to 4.5% for loans disbursed beginning July 1, 2010, and to 3.4% for loans disbursed between July 1,

2011 and June 30, 2012. Absent any other legislative changes, the rates would revert to 6.8% for loans disbursed on or after July 1, 2012;

•	Increases the lender loan fees on all loan types, from 0.5 percent to 1.0 percent;

•	Reduces default insurance to 95 percent of the unpaid principal and accrued interest for loans first disbursed on or after October 1, 2012;

•	Eliminates Exceptional Performer designation (and the monetary benefit associated with it) effective October 1, 2007.

•	Reduces default collections retention by guaranty agencies from 23 percent to 16 percent.

•	Reduces the guaranty agency account maintenance fee from 0.10 percent to 0.06 percent.

•	Requires ED to develop and implement a pilot auction for participation in the FFELP Parent PLUS loan program, by state, effective July 1, 2009.

•	Provides loan forgiveness for all FDLP borrowers, and FFELP borrowers that consolidate in the FDLP, in certain public service jobs who make 120 monthly payments.

•	Expands the deferment authority for borrowers due to an economic hardship and military service.

•	Establishes a new income-based repayment program starting July 1, 2009 for all loans except for parent PLUS loans or Consolidation loans that discharged such loans which includes the potential for loan forgiveness after 25 years.

The ECASLA provisions, which were effective May 5, 2008 (unless stated otherwise), include:

•	Increases Unsubsidized Stafford loan limits for undergraduate students for loans first disbursed on or after July 1, 2008 —

•	by $2,000 for the annual limit

•	and to $31,000 and $57,500 as the aggregate limits for dependent students and independent students respectively.

•	Requires, effective for loans first disbursed on or after July 1, 2008, that repayment of a parent PLUS loan begin no later than 60 days after the final disbursement with interest accrued prior to the beginning of repayment added to the loan principal, or the day after 6 months from the date the dependent student is no longer enrolled at least half time, in which case interest accrued prior to the beginning of repayment may be paid monthly or quarterly, or capitalized no more frequently than quarterly, if agreed by the borrower and lender.

•	Removes specification that the repayment period of a PLUS loan begins on the date of the final disbursement and excludes deferment and forbearance periods for loans first disbursed on or after July 1, 2008.

•	Allows extenuating circumstances for credit requirement purposes for a PLUS loan if the applicant is up to 180 days delinquent on mortgage or medical bill payments or not more than 89 days delinquent on any other debt during the period January 1, 2007, through December 31, 2009.

•	Broadens lender of last resort (LLR) provisions so they include subsidized and unsubsidized Stafford loans and PLUS loans, prohibits LLR loans with terms and conditions more favorable than those for non-LLR loans, and subjects lenders and guarantors serving as LLRs to prohibitions on inducements and to prohibitions regarding advertising, marketing or promoting LLR loans.

•	Gives the Secretary authority until July 1, 2009 (subsequently extended to July 1, 2010 by Public Law 110-350 enacted October 7, 2008), if there is inadequate loan capital, to purchase or enter into forward purchase commitments for Stafford and PLUS loans first disbursed on or after October 1, 2003 and before July 1, 2009, and makes funds available. Any purchase must be without a net cost to the federal government (including the cost of servicing purchased loans), and funds paid to a lender must be used for the lender’s continued FFELP participations and making of FFELP loans. Authorizes the Secretary to contract for the servicing of purchased FFELP loans, including with selling lenders, as long as the cost is not more than it would be otherwise.

The Higher Education Opportunity Act of 2008 reauthorized the loan programs of the HEA through September 30, 2014. Major provisions, which became effective August 14, 2008 (unless stated otherwise), include:

•	Clarifies the repayment period and the terms for commencement of repayment of PLUS loans made on or after July 1, 2008, (superseding ECASLA provisions) and makes available in-school deferment to parent borrowers when the student beneficiary is enrolled and a 6-month post-enrollment deferment to all PLUS borrowers following any period of enrollment of the borrower or the student beneficiary.

•	Makes Section 207 of the Servicemembers Civil Relief Act applicable to FFELP loans, upon borrower request, reducing the interest rate on such loans to 6% (which encompasses certain fees and other charges), and establishes that as the applicable rate for calculating special allowance payments (for loans made on or after July 1, 2008).

•	Expands the criteria for disability discharge, including qualifying borrowers with a permanent disability rating from the Veterans Administration.

•	Requires a lender to provide information on the impact of interest capitalization when granting deferment on for an unsubsidized Stafford loan or forbearance for any FFELP loan and, for forbearance, to provide the borrower with specific information about interest and capitalization at least every 180 days during the forbearance.

•	Adds items that the lender must disclose before disbursement and items that the lender must disclose before repayment.

•	Requires a lender to provide a bill or statement that corresponds to each payment installment time period and include specific disclosures (for loans with a first payment due on or after July 1, 2009).

•	Requires a lender to provide specified information to borrowers who notify the lender of difficulty in paying (for loans with a first payment due on or after July 1, 2009) and to borrowers who become 60 days delinquent (for loans that become delinquent on or after July 1, 2009).

•	Eliminates guarantor and Department obligations for insurance and reinsurance in instances of nondisclosure.

•	Adds income-based repayment to plans the lender must offer (except for parent PLUS loans or Consolidation loans that discharged such loans) and adds income-based repayment for FFELP borrowers to repay defaulted loans to ED.

•	Permits borrower eligibility for in-school deferment to be based on National Student Loan Data System information.

•	Adds prohibited inducements that can subject lenders and guarantors to disqualification from the program and clarifies that both lenders and guarantors may provide technical assistance comparable to that provided to schools by the Department.

•	Allows FFELP borrowers to consolidate directly into the FDLP program to use the zero interest feature available to servicemembers.

•	Requires a consolidation lender to provide disclosures regarding any loss of benefits, availability of repayment plans, and certain other information.

•	Requires the guarantor to notify a borrower twice of options to remove a loan from default.

•	Limits a borrower to loan rehabilitation once and, upon successful rehabilitation, provides for financial and economic education materials to be available to the borrower and for removal of the default from the borrower’s credit report.

•	Mandates that both the transferor and transferee notify the borrower of certain transfer information when a loan transfer changes the party with which the borrower needs to communicate or send payments.

•	Introduces a forgiveness program to repay FFELP loans and to cancel FDLP (except no parent PLUS loans) at $2000 per year up to an aggregate of $10,000, for non-defaulted borrowers employed full time in areas of national need (replacing the Child Care Loan Forgiveness Program). Subject to appropriations.

•	Authorizes repayment of FFELP loans (except parent PLUS loans) at $6,000 per year up to an aggregate of $40,000 for attorneys employed full time as civil legal assistance attorneys. Subject to appropriations.

•	Requires reporting to consumer reporting agencies to indicate that a loan is an education loan and to provide information on repayment status.

•	Requires guarantors to develop educational programs for budgeting and financial management.

•	Raises to 30% the school cohort default rate for ineligibility effective in 2012.

•	Increases to 15% the maximum cohort default rate for exempting loans from rules that would otherwise require multiple disbursement or delayed disbursement.

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

Special Allowance Payments (“SAP”)

The HEA provides for quarterly special allowance payments to be made by ED to holders of student loans to the extent necessary to ensure that they receive at least specified market interest rates of return. The rates for special allowance payments depend on formulas that vary according to the type of loan, the date the loan was made and the type of funds, tax-exempt or taxable, used to finance the loan. ED makes a SAP for each calendar quarter.

The SAP equals the average unpaid principal balance, including interest which has been capitalized, of all eligible loans held by a holder during the quarterly period multiplied by the special allowance percentage.

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

If the result is negative, the SAP is zero.

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

If the result is negative, the SAP is zero.

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

Loan Limits.  The HEA generally requires that lenders disburse student loans in at least two equal disbursements. The HEA limits the amount a student can borrow in any academic year. The following chart shows loan limits applicable to loans first disbursed on or after July 1, 2008.

	Dependent Student			Independent Student
			Maximum			Maximum
	Subsidized and	Additional	Annual Total	Subsidized and	Additional	Annual Total
Borrower Academic Level	Unsubsidized	Unsubsidized	Amount	Unsubsidized	Unsubsidized	Amount

Undergraduate (per year)
1st year	$3,500	$2,000	$5,500	$3,500	$6,000	$9,500
2nd year	$4,500	$2,000	$6,500	$4,500	$6,000	$10,500
3rd year and above	$5,500	$2,000	$7,500	$5,500	$7,000	$12,500
Aggregate Limit	$23,000	$8,000	$31,000	$23,000	$34,500	$57,500
Graduate (per year)	N/A	N/A	N/A	$8,500	$12,000	$20,500
Aggregate Limit (includes undergraduate)	N/A	N/A	N/A	$65,500	$73,000	$138,500

The following charts show historic loan limits:

	Dependent Student	Independent Student
	Subsidized and	Subsidized and	Additional
	Unsubsidized	Unsubsidized	Unsubsidized
	On or After	On or After	On or After	Maximum Annual
Borrower Academic Level	07/1/07	07/1/07	07/1/07	Total Amount

Undergraduate (per year)
1st year	$3,500	$3,500	$4,000	$7,500
2nd year	$4,500	$4,500	$4,000	$8,500
3rd year and above	$5,500	$5,500	$5,000	$10,500
Aggregate Limit	$23,000	$23,000	$23,000	$46,000
Graduate (per year)	N/A	$8,500	$12,000	$20,500
Aggregate Limit (includes undergraduate)	N/A	$65,500	$73,000	$138,500

			Independent Students
		All Students	Additional
Borrower’s Academic Level Base	Subsidized	Subsidized and	Unsubsidized
Amount Subsidized and Unsubsidized	On or After	Unsubsidized On	Only On or	Maximum Annual
On or After 10/1/93	1/1/87	or After 10/1/93	After 7/1/94	Total Amount

Undergraduate (per year):
1st year	$2,625	$2,625	$4,000	$6,625
2nd year	$2,625	$3,500	$4,000	$7,500
3rd year and above	$4,000	$5,500	$5,000	$10,500
Graduate (per year)	$7,500	$8,500	$10,000	$18,500
Aggregate Limit:
Undergraduate	$17,250	$23,000	$23,000	$46,000
Graduate (including undergraduate)	$54,750	$65,500	$73,000	$138,500

For the purposes of the tables above:

•	The loan limits include both FFELP and FDLP loans.

•	The amounts in the columns labeled “Subsidized and Unsubsidized” represent the combined maximum loan amount per year between Subsidized and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Stafford Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Subsidized Stafford Loan.

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

PLUS and SLS Loan Programs

The HEA authorizes PLUS Loans to be made to graduate or professional students (effective July 1, 2006) and parents of eligible dependent students and previously authorized SLS Loans to be made to the categories of students now served by the Unsubsidized Stafford Loan program. Borrowers who have no adverse credit history or who are able to secure an endorser without an adverse credit history are eligible for PLUS Loans, as well as some borrowers with extenuating circumstances. The basic provisions applicable to PLUS and SLS Loans are similar to those of Stafford Loans for federal insurance and reinsurance. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, special allowance payments are more restricted.

Parent PLUS Loan Auction Pilot Program.  The 2007 legislation creates a pilot program for parent PLUS loans on July 1, 2009. The Secretary will administer an auction for each state every two years with two winning eligible lenders. Competing lenders will bid based on the amount of SAP the lender is willing to receive from the Secretary, not to exceed CP plus 1.79%. Winning lenders will originate parent PLUS loans to institutions in the state. The Secretary will guarantee 99% of principal and interest against losses from default. PLUS loans will be exempt from lender loan fees. Originating lenders may consolidate PLUS loans and be exempt from paying a consolidation rebate fee.

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

Repayment, Deferments.  Borrowers begin to repay principal of their PLUS and SLS Loans no later than 60 days after the final disbursement unless they use deferment available for the in-school period and the 6-month post enrollment period. Deferment and forbearance provisions, maximum loan repayment periods, repayment plans and minimum payment amounts for PLUS and SLS Loans are generally the same as those for Stafford Loans.

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

2008 Asset-Backed Financing Facilities — Financing facilities entered into during the first quarter of 2008: (i) a $26.0 billion FFELP student loan asset-backed commercial paper (“ABCP”) conduit facility; (ii) a $5.9 billion Private Education Loan ABCP conduit facility (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The 2008 Asset-Backed Financing Facilities replaced the $30.0 billion Interim ABCP Facility (defined below) and $6.0 billion ABCP facility in the first quarter of 2008. During the third quarter of 2008, the Company reduced the commitments under its Private Education Loan ABCP conduit facility by approximately $2.2 billion to $3.7 billion; and the Company reduced the commitments under its FFELP ABCP Facilities by $4.1 billion to $21.9 billion. There were no changes to interest rates, maturity or other terms of the facilities made in connection with the reductions. On February 2, 2009, the Company extended the maturity date of the 2008 ABCP Facilities from February 28, 2009 to April 28, 2009 for an upfront fee. On February 27, 2009, the Company extended the maturity date of the 2008 Asset-Backed Loan Facility from February 28, 2009 to April 28, 2009 for an upfront fee. The other terms of the 2008 Asset-Backed Financing Facilities remain materially unchanged.

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

See Note 20, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ ” and “— Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s Annual Report on Form 10-K and quarterly reports on Form 10-Q, “Core Earnings” has been labeled as “ ‘Core’ net income” or “Managed net income” in certain instances.

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

Exceptional Performer (“EP”) — The EP designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP Loans. Upon receiving the EP designation, the EP servicer receives reimbursement on default claims higher than the legislated Risk Sharing (see definition below) levels on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance. The College Cost Reduction Act of 2007 (“CCRAA”) eliminated the EP designation effective October 1, 2007. See also Appendix A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM.”

FDLP — The William D. Ford Federal Direct Loan Program.

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

Proposed Merger — On April 16, 2007, the Company announced that a buyer group (“Buyer Group”) led by J.C. Flowers & Co. (“J.C. Flowers”), Bank of America, N.A. and JPMorgan Chase, N.A. (the “Merger”) signed a definitive agreement (“Merger Agreement”) to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. (See also “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.) On January 25, 2008, the Company, Mustang Holding Company Inc. (“Mustang Holding”), Mustang Merger Sub, Inc. (“Mustang Sub”), J.C. Flowers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. entered into a Settlement, Termination and Release

Agreement (the “Agreement”). Under the Agreement, a lawsuit filed by the Company related to the Merger, as well as all counterclaims, was dismissed.

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

A schedule of SAP rates is set forth on pages A-7 and A-8 of the Company’s 2008 Annual Report on Form 10-K.

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