Form 10-Q
period 2009-03-31
SLM CORP
filed 2009-05-08
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009

Voting common stock, $.20 par value	467,490,222 shares

SLM CORPORATION

FORM 10-Q
INDEX
March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $101,375 and $90,906, respectively)	$43,444,179	$44,025,361
FFELP Stafford Loans Held-for-Sale	14,399,802	8,450,976
FFELP Consolidation Loans (net of allowance for losses of $50,919 and $46,637, respectively)	70,885,647	71,743,435
Private Education Loans (net of allowance for losses of $1,384,455 and $1,308,043, respectively)	21,644,579	20,582,298
Other loans (net of allowance for losses of $66,011 and $58,395, respectively)	684,913	729,380
Investments
Available-for-sale	546,914	861,008
Other	137,477	180,397

Total investments	684,391	1,041,405
Cash and cash equivalents	3,063,801	4,070,002
Restricted cash and investments	3,855,546	3,535,286
Retained Interest in off-balance sheet securitized loans	1,950,566	2,200,298
Goodwill and acquired intangible assets, net	1,239,556	1,249,219
Other assets	9,698,331	11,140,777

Total assets	$171,551,311	$168,768,437

Liabilities
ED Participation Program facility	$13,529,483	$7,364,969
Term bank deposits	1,066,171	1,147,825
Other short-term borrowings	31,735,807	33,420,249

Total short-term borrowings	46,331,461	41,933,043
Long-term borrowings	116,669,381	118,224,794
Other liabilities	3,586,610	3,604,260

Total liabilities	166,587,452	163,762,097

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized:
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Series C: 7.25% mandatory convertible preferred stock; 1,150 and 1,150 shares, respectively, issued at liquidation preference of $1,000 per share	1,149,770	1,149,770
Common stock, par value $.20 per share, 1,125,000 shares authorized: 534,698 and 534,411 shares issued, respectively	106,940	106,883
Additional paid-in capital	4,694,155	4,684,112
Accumulated other comprehensive loss (net of tax benefit of $40,973 and $43,202, respectively)	(70,450)	(76,476)
Retained earnings	378,387	426,175

Total SLM Corporation stockholders’ equity before treasury stock	6,823,802	6,855,464
Common stock held in treasury at cost: 67,105 and 66,958 shares, respectively	1,859,955	1,856,394

Total SLM Corporation stockholders’ equity	4,963,847	4,999,070
Noncontrolling interest	12	7,270

Total equity	4,963,859	5,006,340

Total liabilities and equity	$171,551,311	$168,768,437

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Interest income:
FFELP Stafford and Other Student Loans	$342,816	$464,476
FFELP Consolidation Loans	489,362	836,656
Private Education Loans	387,041	443,522
Other loans	16,420	23,344
Cash and investments	5,971	123,816

Total interest income	1,241,610	1,891,814
Total interest expense	1,026,547	1,615,445

Net interest income	215,063	276,369
Less: provisions for loan losses	250,279	137,311

Net interest income (loss) after provisions for loan losses	(35,216)	139,058

Other income:
Servicing and securitization revenue (loss)	(95,305)	107,642
Losses on sales of loans and securities, net	—	(34,666)
Gains (losses) on derivative and hedging activities, net	104,025	(272,796)
Contingency fee revenue	74,815	85,306
Collections revenue (loss)	(21,330)	57,239
Guarantor servicing fees	34,008	34,653
Other	192,458	93,533

Total other income	288,671	70,911

Expenses:
Salaries and benefits	136,921	179,729
Other operating expenses	164,562	175,919
Restructuring expenses	4,773	20,678

Total expenses	306,256	376,326

Loss before income tax benefit	(52,801)	(166,357)
Income tax benefit	(31,696)	(62,488)

Net loss	(21,105)	(103,869)
Less: net income (loss) attributable to noncontrolling interest	281	(65)

Net loss attributable to SLM Corporation	(21,386)	(103,804)
Preferred stock dividends	26,395	29,025

Net loss attributable to SLM Corporation common stock	$(47,781)	$(132,829)

Basic loss per common share attributable to SLM Corporation common shareholders	$(.10)	$(.28)

Average common shares outstanding	466,761	466,580

Diluted loss per common share attributable to SLM Corporation common shareholders	$(.10)	$(.28)

Average common and common equivalent shares outstanding	466,761	466,580

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535	$11,360	$5,234,895
Comprehensive income:
Net income (loss)									(103,804)		(103,804)	(65)	(103,869)
Acquisition of noncontrolling interest in Purchased Paper business											—	(4,687)	(4,687)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(12,529)			(12,529)	—	(12,529)
Change in unrealized gains (losses) on derivatives, net of tax								(31,574)			(31,574)	—	(31,574)

Comprehensive income											(147,907)	(4,752)	(152,659)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($1.43 per share)									(5,386)		(5,386)		(5,386)
Preferred stock, series C ($15.10 per share)									(20,602)		(20,602)		(20,602)
Restricted stock dividend									(1,846)		(1,846)		(1,846)
Issuance of common shares		1,184,947		1,184,947		237	11,943				12,180		12,180
Issuance of preferred shares	150,000				150,000		(4,493)		(162)		145,345		145,345
Tax benefit related to employee stock option and purchase plans							(6,150)				(6,150)		(6,150)
Stock-based compensation cost							18,804				18,804		18,804
Cumulative effect of accounting change								(194,655)	194,655		—		—
Repurchase of common shares:
Benefit plans			(349,807)	(349,807)						(6,931)	(6,931)		(6,931)

Balance at March 31, 2008	8,450,000	533,678,028	(66,301,201)	467,376,827	$1,715,000	$106,736	$4,610,278	$(2,394)	$617,184	$(1,838,637)	$5,208,167	$6,608	$5,214,775

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340
Comprehensive income:
Net income (loss)									(21,386)		(21,386)	281	(21,105)
Sale of international Purchased Paper — Non-Mortgage business											—	(7,539)	(7,539)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								950			950	—	950
Change in unrealized gains (losses) on derivatives, net of tax								5,409			5,409	—	5,409
Defined benefit pension plans adjustment								(333)			(333)		(333)

Comprehensive income											(15,360)	(7,258)	(22,618)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.66 per share)									(2,520)		(2,520)		(2,520)
Preferred stock, series C ($18.13 per share)									(20,840)		(20,840)		(20,840)
Restricted stock dividend									(7)		(7)		(7)
Issuance of common shares		286,846	98	286,944		57	2,045			5	2,107		2,107
Issuance of preferred shares							160		(160)		—		—
Tax benefit related to employee stock option and purchase plans							(4,495)				(4,495)		(4,495)
Stock-based compensation cost							12,333				12,333		12,333
Repurchase of common shares:
Benefit plans			(147,058)	(147,058)						(3,566)	(3,566)		(3,566)

Balance at March 31, 2009	8,449,770	534,698,117	(67,105,360)	467,592,757	$1,714,770	$106,940	$4,694,155	$(70,450)	$378,387	$(1,859,955)	$4,963,847	$12	$4,963,859

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating activities
Net loss	$(21,105)	$(103,869)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Losses on sales of loans and securities, net	—	34,666
Stock-based compensation cost	13,243	20,649
Unrealized (gains)/losses on derivative and hedging activities	(15,273)	364,283
Provisions for loan losses	250,279	137,311
Mortgage loans originated	(3,624)	(16,569)
Proceeds from sales of mortgage loans	3,856	19,800
Decrease in purchased paper mortgages, net	80,299	29,070
Student loans originated for sale	(6,411,932)	—
Decrease (increase) in restricted cash — other	35,270	(182,304)
Decrease in accrued interest receivable	458,024	25,476
(Decrease) in accrued interest payable	(284,223)	(143,259)
Adjustment for non-cash loss related to Retained Interest	249,833	88,111
Decrease in other assets, goodwill and acquired intangible assets, net	237,962	13,406
(Decrease) in other liabilities	(60,767)	(63,415)

Total adjustments	(5,447,053)	327,225

Net cash (used in) provided by operating activities	(5,468,158)	223,356

Investing activities
Student loans acquired	(2,589,083)	(9,521,405)
Loans purchased from securitized trusts (primarily loan consolidations)	(2,194)	(309,867)
Reduction of student loans:
Installment payments, claims and other	2,708,857	2,694,582
Proceeds from sales of student loans	462,311	28,478
Other loans — originated	(37,017)	(676,586)
Other loans — repaid	67,186	692,954
Other investing activities, net	22,718	(38,930)
Purchases of available-for-sale securities	(20,521,734)	(34,649,820)
Proceeds from sales of available-for-sale securities	100,056	8
Proceeds from maturities of available-for-sale securities	20,726,497	36,121,393
Proceeds from maturities of held-to-maturity securities and other securities	43,994	9,494
(Increase) decrease in restricted cash — on-balance sheet trusts	(344,780)	621,939
Return of investment from Retained Interest	—	79,542
Purchase of subsidiaries, net of cash acquired	—	(37,868)

Net cash provided by (used in) investing activities	636,811	(4,986,086)

Financing activities
Borrowings collateralized by loans in trust — issued	1,330,930	4,720,526
Borrowings collateralized by loans in trust — repaid	(1,432,135)	(1,880,478)
Asset-backed commercial paper conduits — net activity	682,937	(1,715,757)
ED Participation Program	6,164,514	—
Other short-term borrowings issued	100,002	507,984
Other short-term borrowings repaid	(212,720)	(113,761)
Other long-term borrowings issued	1,156,263	—
Other long-term borrowings repaid	(3,024,590)	(1,822,989)
Other financing activities, net	(905,832)	1,179,988
Excess tax benefit from the exercise of stock-based awards	—	10,669
Common stock issued	—	756
Preferred stock issued	—	145,345
Preferred dividends paid	(26,235)	(28,863)
Noncontrolling interest, net	(7,988)	(693)

Net cash provided by financing activities	3,825,146	1,002,727

Net decrease in cash and cash equivalents	(1,006,201)	(3,760,003)
Cash and cash equivalents at beginning of period	4,070,002	7,582,031

Cash and cash equivalents at end of period	$3,063,801	$3,822,028

Cash disbursements made for:
Interest	$1,403,858	$2,283,312

Income taxes	$12,965	$101,564

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. The consolidated balance sheet at December 31, 2008, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2008 to be consistent with classifications adopted for 2009.

Recently Issued Accounting Pronouncements

Fair Value Measurements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three staff positions regarding fair value measurements and recognition of impairment. Under FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” impairment must be recorded within the consolidated statements of income for debt securities if there exists a fair value loss and the entity intends to sell the security or it is more likely than not the entity will be required to sell the security before recovery of the loss. Additionally, expected credit losses must be recorded through income regardless of the impairment determination above. Remaining fair value losses are recorded to other comprehensive income. FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim disclosures of the fair value of financial instruments that were previously only required annually. Finally, FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance for determining when a significant decrease in market activity has occurred and when a transaction is not orderly. It further reiterates that prices from inactive markets or disorderly transactions should carry less weight, if any, to the determination of fair value. These standards are effective for the Company beginning April 1, 2009 with the ability to early adopt as of January 1, 2009. The Company chose not to early adopt these standards for the quarter ending March 31, 2009 as the Company believes these standards will not materially impact the financial statements.

On February 12, 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of Statement of Financial Accounting Standards (“SFAS”) No. 157,” which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

on a recurring basis. FSP FAS No. 157-2 delayed the implementation of SFAS No. 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009. Adoption of this standard was not material to the Company.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the entire acquisition-date fair value of assets acquired and liabilities assumed in both full and partial acquisitions; changes the recognition of assets acquired and liabilities assumed related to contingencies; changes the recognition and measurement of contingent consideration; requires expensing of most transaction and restructuring costs; and requires additional disclosures to enable the users of the financial statements to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the reporting period beginning on or after December 15, 2008, which for the Company was January 1, 2009. The adoption of this standard on January 1, 2009, did not have a material effect on the Company’s results of operations or financial position.

In February 2009, the FASB issued FSP No. FAS No. 141(R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS No. 141(R) amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations.” FSP No. FAS No. 141(R) had the same effective date as SFAS No. 141(R). The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a presentation as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. On January 1, 2009, the Company adopted SFAS No. 160, the provisions of which, among other things, require that minority interests be renamed “noncontrolling interests” and that a company presents a consolidated net income (loss) measure that includes the amount attributable to such “noncontrolling interests” for all periods presented. SFAS No. 160 applies prospectively for reporting periods beginning on or after December 15, 2008, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented. The Company has reclassified financial statement line items within its consolidated balance sheets, statements of income, statements of changes in stockholders’ equity and statements of cash flows for the prior period to conform to this standard. Other than the change in presentation of noncontrolling interests, the adoption of SFAS No. 160 had no impact on the consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Disclosures about Derivative Investments and Hedging Activities — an Amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Investments and Hedging Activities — an Amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this standard on January 1, 2009.

Accounting for Hedging Activities — An Amendment of FASB Statement No. 133

In June 2008, the FASB issued an exposure draft to amend the accounting for hedging activities in SFAS No. 133. This proposed statement is intended to simplify accounting for hedging activities, improve the financial reporting of hedging activities, resolve major practice issues related to hedge accounting that have arisen under SFAS No. 133, and address differences resulting from recognition and measurement anomalies between the accounting for derivative instruments and the accounting for hedged items or transactions. While the amendment as currently drafted may simplify the Company’s accounting model for hedging activities under SFAS No. 133, the Company does not expect it to significantly impact its results of operations. The full impact of this amendment, effective January 1, 2010, as currently proposed, cannot be evaluated until the final statement is issued, which is expected to occur sometime in 2009.

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

Based on the Company’s preliminary review of these exposure drafts, it is likely that these changes will lead to the consolidation of certain QSPEs that are currently not consolidated by the Company. Assuming no changes to the Company’s current business model, the Company would most likely consolidate its securitization trusts that are currently off-balance sheet on January 1, 2010, based on these exposure drafts as currently proposed. These proposed new accounting rules would also be applied to new transactions entered into from January 1, 2010 forward. However, the impact to the Company’s accounting for its QSPEs and VIEs cannot be determined until the FASB issues the final amendments to SFAS No. 140 and FIN No. 46(R) which is expected sometime in 2009.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
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

The following table summarizes the total loan provisions for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008

Private Education Loans	$203,545	$118,611
FFELP Stafford and Other Student Loans	34,398	16,103
Mortgage and consumer loans	12,336	2,597

Total provisions for loan losses	$250,279	$137,311

Allowance for Private Education Loan Losses

As discussed in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009, the Company has changed its methodology used to present charge-offs related to Private Education Loans to more clearly reflect the expected loss. Net income, provision for loan loss expense, the net loan balance, default rate and expected recovery rate assumptions were not impacted by this change. Based on the Company’s historic experience, it expects to recover a portion of loans that default. This expected recovery is taken into account in arriving at the Company’s periodic provision for loan loss expense. Previously, once a loan was delinquent for 212 days, the Company charged off 100 percent of the loan balance, even though it had provisioned for the estimated loss of the defaulted loan balance, comprised of the full loan balance less the expected recovery.

The Company changed its methodology to charge off the estimated loss of the defaulted loan balance to be consistent with the amount included in the provision. Actual recoveries are applied against the remaining loan balance that was not charged off. If actual periodic recoveries are less than originally expected, the difference results in immediate additional provision expense and charge off of such amount.

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

As a result of this change, a $222 million receivable as of December 31, 2008, was reclassified from the allowance for loan loss to the Private Education Loan balance. This receivable for partially charged-off loans represents the expected future recoveries related to previously defaulted loans (i.e., the amount not charged off when a loan defaults that has not yet been collected). As of March 31, 2009, the Company assumes it will

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

collect, on average, 27 percent of a defaulted loan’s balance over an extended period of time. This recovery assumption is based on historic recovery rates achieved and is updated, as appropriate, on a quarterly basis.

The following table summarizes changes in the allowance for loan losses for Private Education Loans for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008

Allowance at beginning of period	$1,308,043	$1,003,964
Provision for Private Education Loan losses	203,545	118,611
Charge-offs	(138,815)	(57,352)
Reclassification of interest reserve(1)	11,681	8,094

Allowance at end of period	$1,384,454	$1,073,317

Charge-offs as a percentage of average loans in repayment (annualized)	5.1%	3.3%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.7%	2.8%
Allowance as a percentage of the ending total loan balance	5.9%	5.8%
Allowance as a percentage of ending loans in repayment	12.3%	14.5%
Allowance coverage of charge-offs (annualized)	2.5	4.7
Ending total loans(2)	$23,564,123	$18,546,773
Average loans in repayment	$11,107,102	$7,095,585
Ending loans in repayment	$11,233,368	$7,387,981

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.
(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of March 31, 2009, December 31, 2008, and March 31, 2008.

	Private Education Loan Delinquencies
	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$11,205		$10,159		$9,743
Loans in forbearance(2)	861		862		1,281
Loans in repayment and percentage of each status:
Loans current	9,410	83.8%	9,748	87.2%	6,649	90.0%
Loans delinquent 31-60 days(3)	515	4.6	551	4.9	261	3.5
Loans delinquent 61-90 days(3)	403	3.6	296	2.6	148	2.0
Loans delinquent greater than 90 days(3)	905	8.0	587	5.3	330	4.5

Total Private Education Loans in repayment	11,233	100%	11,182	100%	7,388	100%

Total Private Education Loans, gross	23,299		22,203		18,412
Private Education Loan unamortized discount	(535)		(535)		(496)

Total Private Education Loans	22,764		21,668		17,916
Private Education Loan receivable for partially charged-off loans	265		222		135
Private Education Loan allowance for losses	(1,384)		(1,308)		(1,074)

Private Education Loans, net	$21,645		$20,582		$16,977

Percentage of Private Education Loans in repayment		48.2%		50.4%		40.1%

Delinquencies as a percentage of Private Education Loans in repayment		16.2%		12.8%		10.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		7.1%		7.2%		14.8%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for loan losses for the FFELP loan portfolio for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008

Allowance at beginning of period	$137,543	$88,729
Provisions for student loan losses	34,398	16,103
Charge-offs	(18,880)	(10,835)
Decrease for student loan sales	(767)	—

Allowance at end of period	$152,294	$93,997

Charge-offs as a percentage of average loans in repayment (annualized)	.11%	.07%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	.06%
Allowance as a percentage of the ending total loans, gross	.12%	.08%
Allowance as a percentage of the ending loans in repayment	.22%	.14%
Allowance coverage of charge-offs (annualized)	1.99	2.16
Ending total loans, gross	$126,453,600	$111,812,620
Average loans in repayment	$69,595,581	$65,086,516
Ending loans in repayment	$68,614,707	$64,883,167

The Company maintains an allowance for Risk Sharing loan losses on its FFELP loan portfolio. The level of Risk Sharing has varied over the past few years with legislative changes. As of March 31, 2009, 51 percent of the on-balance sheet FFELP loan portfolio was subject to three-percent Risk Sharing, 48 percent was subject to two-percent Risk Sharing and the remaining 1 percent was not subject to any Risk Sharing.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

FFELP Loan Delinquencies

The table below shows the Company’s FFELP loan delinquency trends as of March 31, 2009, December 31, 2008 and March 31, 2008.

	FFELP Loan Delinquencies
	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$44,679		$39,270		$34,997
Loans in forbearance(2)	13,160		12,483		11,932
Loans in repayment and percentage of each status:
Loans current	57,925	84.4%	58,811	83.8%	55,698	85.8%
Loans delinquent 31-60 days(3)	3,710	5.4	4,044	5.8	3,176	4.9
Loans delinquent 61-90 days(3)	2,017	3.0	2,064	2.9	1,643	2.5
Loans delinquent greater than 90 days(3)	4,963	7.2	5,255	7.5	4,366	6.8

Total FFELP loans in repayment	68,615	100%	70,174	100%	64,883	100%

Total FFELP loans, gross	126,454		121,927		111,812
FFELP loan unamortized premium	2,428		2,431		2,317

Total FFELP loans	128,882		124,358		114,129
FFELP loan allowance for losses	(152)		(138)		(93)

FFELP loans, net	$128,730		$124,220		$114,036

Percentage of FFELP loans in repayment		54.3%		57.6%		58.0%

Delinquencies as a percentage of FFELP loans in repayment		15.6%		16.2%		14.2%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.1%		15.1%		15.5%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” all acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as or one level below an operating segment, as defined in SFAS No. 131. The following table summarizes the Company’s allocation of goodwill to its reporting units.

	As of March 31,
(Dollars in millions)	2009	2008

Lending	$388	$388
Asset Performance Group	401	396
Guarantor services	62	62
Upromise	140	140

Total	$991	$986

Impairment Testing

In accordance with SFAS No. 142, the Company performs goodwill impairment testing annually in the fourth quarter as of a September 30 valuation date or more frequently if an event occurs or circumstances change such that there is a potential that the fair value of a reporting unit or reporting units may be below their respective carrying values.

On February 26, 2009, the Obama Administration (“the Administration”) issued their 2010 budget request to Congress, which included provisions that could significantly impact the FFELP.

In light of continued general downturn in the economy, the tight credit markets, the Company’s decline in market capitalization and the uncertainty that the Administration’s budget proposal creates in relation to the Company’s current business model, the Company assessed goodwill for impairment as of March 31, 2009. The impairment assessment methodology was consistent with the methodology used in the fourth quarter of 2008, which considered market comparables, market capitalization, and discounted cash flow analyses for each reporting unit. This assessment resulted in estimated fair values of the Company’s reporting units in excess of their carrying values. Accordingly, no goodwill impairment was recorded as of March 31, 2009.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets include the following:

	Average	As of March 31, 2009
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$332	$(182)	$150
Software and technology	7 years	93	(86)	7
Non-compete agreements	2 years	11	(10)	1

Total		436	(278)	158
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	91	—	91

Total acquired intangible assets		$527	$(278)	$249

	Average	As of December 31, 2008
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$332	$(173)	$159
Software and technology	7 years	93	(85)	8
Non-compete agreements	2 years	11	(10)	1

Total		436	(268)	168
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	91	—	91

Total acquired intangible assets		$527	$(268)	$259

The Company recorded amortization of acquired intangible assets totaling $10 million and $15 million for the three months ended March 31, 2009 and 2008, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Borrowings

The following table summarizes the Company’s borrowings as of March 31, 2009 and December 31, 2008.

	March 31, 2009			December 31, 2008
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings	$5,052	$29,840	$34,892	$6,794	$31,182	$37,976
Term bank deposits	1,066	2,215	3,281	1,148	1,108	2,256
Indentured trusts	—	1,924	1,924	31	1,972	2,003
2008 Asset-Backed Financing Facilities	25,519	—	25,519	24,768	—	24,768
ED Participation Program facility	13,530	—	13,530	7,365	—	7,365
On-balance sheet securitizations	—	80,585	80,585	—	80,601	80,601
Other	1,154	—	1,154	1,827	—	1,827

Total before fair value adjustments	46,321	114,564	160,885	41,933	114,863	156,796
SFAS No. 133 fair value adjustments	11	2,105	2,116	—	3,362	3,362

Total	$46,332	$116,669	$163,001	$41,933	$118,225	$160,158

As of March 31, 2009, the Company had $5.2 billion in unsecured revolving credit facilities which provide liquidity support for general corporate purposes. The Company has never drawn on these facilities. The facilities include a $1.4 billion revolving credit facility maturing in October 2009; $1.9 billion maturing in October 2010; and $1.9 billion maturing in October 2011. They do not include a $0.3 billion commitment from a subsidiary of Lehman Brothers Holding, Inc. as discussed below. On April 24, 2009, the $1.4 billion revolving credit facility maturing in October 2009 was terminated and the $1.9 billion maturing in October 2011 was reduced to $1.6 billion in conjunction with the extension of the 2008 ABCP facilities (see “Asset-Backed Financing Facilities,” below). Interest on these facilities is based on LIBOR plus a spread. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.2 billion as of March 31, 2009. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with the minimum net adjusted revenue test as of the quarter ended March 31, 2009. Failure to meet these covenants would result in the facilities being withdrawn.

Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., is a party to the Company’s unsecured revolving credit facilities under which they provide the Company with a $308 million commitment. Lehman Brothers Holdings Inc. declared bankruptcy on September 15, 2008. The Company is operating under the assumption that the lending commitment of Lehman Brothers Bank, FSB, will not be honored if drawn upon. While the Company continues to explore various options, it does not anticipate replacing its commitment from Lehman Brothers Bank, FSB. On April 24, 2009 the Lehman exposure was reduced to $215 million as a result of the overall reduction in the unsecured revolving credit facilities.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Borrowings (Continued)

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

The Company currently consolidates a number of financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. The process of identifying the primary beneficiary involves identifying all other parties that hold variable interests in the entity and determining which of the parties, including the Company, has the responsibility to absorb the majority of the entity’s expected losses or the rights to its expected residual returns. The Company is the primary beneficiary of and currently consolidates the following financing VIEs as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$13,530	$—	$13,530	$13,744	$151	$149	$14,044
2008 Asset-Backed Financing Facilities(1)	25,519	—	25,519	32,152	541	764	33,457
On-balance sheet securitizations	—	80,585	80,585	82,971	2,798	2,389	88,158
Indentured trusts	—	1,924	1,924	2,311	280	32	2,623

	39,049	82,509	121,558	131,178	3,770	3,334	138,282
SFAS No. 133 fair value adjustment	—	396	396	—	—	—	—

Total	$39,049	$82,905	$121,954	$131,178	$3,770	$3,334	$138,282

(1)	Includes $1.5 billion of assets within the facility that can be released to the Company.

	December 31, 2008
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$7,365	$—	$7,365	$7,733	$88	$85	$7,906
2008 Asset-Backed Financing Facilities	24,768	—	24,768	31,953	462	816	33,231
On-balance sheet securitizations	—	80,601	80,601	81,547	2,632	999	85,178
Indentured trusts	31	1,972	2,003	2,199	236	40	2,475

	32,164	82,573	114,737	123,432	3,418	1,940	128,790
SFAS No. 133 fair value adjustment	—	872	872	—	—	—	—

Total	$32,164	$83,445	$115,609	$123,432	$3,418	$1,940	$128,790

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Borrowings (Continued)

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP student loan ABCP conduit facility (the “2008 FFELP ABCP Facility”); (ii) a $5.9 billion Private Education Loan ABCP conduit facility (the “2008 Private Education Loan ABCP Facility”) (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities was 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities is approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding up-front and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varies based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized up-front fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable asset-backed commercial paper facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset-Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market. Funding under the 2008 Asset-backed Financing Facilities is subject to usual and customary conditions.

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

The maximum amount the Company may borrow under the 2008 ABCP Facilities is limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of March 31, 2009, the maximum borrowing amount was approximately $21.1 billion under the FFELP ABCP Facilities and $2.7 billion under the Private Education Loan ABCP Facility. The 2008 Asset-Backed Financing Facilities are subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

Borrowings under the 2008 Asset-Backed Financing Facilities are nonrecourse to the Company. As of March 31, 2009, the Company had $25.5 billion outstanding in connection with the 2008 Asset Backed Financing Facilities. The book basis of the assets securing these facilities as of March 31, 2009 was $31.9 billion. $3.9 billion of this overcollateralization related to the 2008 FFELP ABCP Facility and 2008 Asset-Backed Loan Facility, and $2.5 billion related to the 2008 Private Education Loan ABCP Facility.

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

On April 24, 2009, the Company extended the maturity of $21.8 billion of the 2008 FFELP ABCP Facility for one year. The 2008 FFELP ABCP Facility is now scheduled to mature on April, 23, 2010. The Company also extended its 2008 Asset-Backed Loan Facility in the amount of $1.5 billion. The 2008 Asset-

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Borrowings (Continued)

Backed Loan Facility is now scheduled to mature on June 26, 2009. A total of $86 million in fees were paid related to these extensions. The 2008 Private Education Loan ABCP Facility was paid off and terminated on April 24, 2009. The stated borrowing rate of the 2008 FFELP ABCP Facility is the applicable funding rate plus 130 basis points (not including the upfront fees). The applicable funding rate will generally be the commercial paper rate. The $21.8 billion extended facility contains two contractual reductions which will require the facility limit to be reduced to $15.2 billion on June 30, 2009 and subsequently to $10.9 billion on September 30, 2009. Failure to meet these specified reductions will result in an increase in the spread to the applicable funding rate to 300 basis points. The Company expects to materially reduce the size of the 2008 FFELP ABCP Facility prior to maturity through a combination of asset securitizations and through the utilization of the ED Conduit Program. If the Company does not negotiate an extension or pay off all outstanding amounts of the 2008 FFELP ABCP Facility at maturity, the facility will extend by 90 days with the interest rate generally increasing to LIBOR plus 250 basis points to 550 basis points over the 90 day period. The other terms of the facilities remained materially unchanged.

5.	Student Loan Securitization

The Company securitizes its FFELP Stafford loans, FFELP Consolidation Loans and Private Education Loan assets and, for transactions qualifying as sales, retains a Residual Interest and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Student Loan Securitization (Continued)

Securitization Activity

The following table summarizes the Company’s securitization activity for the three months ended March 31, 2009 and 2008. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended March 31,
	2009				2008
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS Loans(1)	—	—			3	4,700
FFELP Consolidation Loans(1)	—	—			—	—
Private Education Loans(1)	1	2,891			—	—

Total securitizations — financings	1	2,891			3	4,700

Total securitizations	1	$2,891			3	$4,700

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008

Net proceeds from new securitizations completed during the period	$—	$—
Cash distributions from trusts related to Residual Interests	114	230
Servicing fees received(1)	58	63
Purchases of previously transferred financial assets for representation and warranty violations	(3)	(3)
Reimbursements of borrower benefits(2)	(8)	(7)
Purchases of delinquent Private Education Loans from securitization trusts using delinquent loan call option	—	(48)
Purchases of loans using clean-up call option	—	—

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

(2)	Under the terms of the securitizations, the transaction documents require that the Company reimburse the trusts for any borrower benefits afforded the borrowers of the underlying securitized loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Student Loan Securitization (Continued)

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$269	$832	$850	$1,951
Underlying securitized loan balance	6,765	14,899	13,669	35,333
Weighted average life	2.9 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.10%	.23%	5.83%
Residual cash flows discount rate	11.1%	12.1%	31.5%

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

(1)	Includes $670 million and $762 million related to the fair value of the Embedded Floor Income as of March 31, 2009 and December 31, 2008, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	The Company had no unrealized gains (pre-tax) in accumulated other comprehensive income that related to the Retained Interests for any of the periods presented.

(3)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(4)	Remaining expected credit losses as of the respective balance sheet date.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Student Loan Securitization (Continued)

The Company recorded net unrealized mark-to-market losses in “servicing and securitization revenue (loss)” of $261 million and $88 million in the first quarter of 2009 and first quarter of 2008, respectively, related to the Residual Interest.

As of March 31, 2009, the Company had changed the following significant assumptions compared to those used as of December 31, 2008, to determine the fair value of the Residual Interests:

•	Life of loan default rate assumptions for Private Education loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $49 million unrealized mark-to-market loss.

•	The discount rate assumption related to the Private Education Loan was increased. The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate for the purpose of arriving at a discount rate, in light of the current economic and credit uncertainty that exists in the market as of March 31, 2009. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 500 basis points to take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Residual Interests. This resulted in a $126 million unrealized mark-to-market loss.

The following table reflects the sensitivity of the current fair value of the Residual Interests to adverse changes in the key economic assumptions used in the valuation of the Residual Interest at March 31, 2009, discussed in detail in the preceding table. The effect of a variation in a particular assumption on the fair value of the Residual Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Student Loan Securitization (Continued)

increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical, as the actual results could be materially different than these estimates.

	Three Months Ended March 31, 2009
	FFELP	FFELP
	Stafford/PLUS	Consolidation	Private Education
(Dollars in millions)	Loan Trusts(5)	Loan Trusts(5)	Loan Trusts(5)

Fair value of Residual Interest	$269	$832 (1)	$850
Weighted-average life	2.9 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed assumptions(2)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Impact on fair value of 5% absolute increase	$(21)	$(110)	$(125)
Impact on fair value of 10% absolute increase	$(40)	$(193)	$(224)
Expected credit losses (as a % of student loan principal)	.10%	.23%	5.83	%(3)
Impact on fair value of 5% absolute increase in default rate	$(3)	$(8)	$(175)
Impact on fair value of 10% absolute increase in default rate	$(6)	$(15)	$(349)
Residual cash flows discount rate	11.1%	12.1%	31.5%
Impact on fair value of 5% absolute increase	$(21)	$(133)	$(97)
Impact on fair value of 10% absolute increase	$(42)	$(231)	$(174)
	3 month LIBOR forward curve at March 31, 2009 plus contracted spreads
Difference between Asset and Funding underlying indices(4)
Impact on fair value of 0.25% absolute increase in funding index compared to asset index	$(41)	$(169)	$(2)
Impact on fair value of 0.50% absolute increase in funding index compared to asset index	$(86)	$(338)	$(5)

(1)	Certain consolidation trusts have $3.3 billion of non-U.S. dollar (Euro denominated) bonds outstanding. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with certain counterparties. Additionally, certain Private Education Loan trusts contain interest rate swaps that hedge the basis and reset risk between the Prime indexed assets and LIBOR index notes. As of March 31, 2009, these swaps are in a $759 million gain position (in the aggregate) and the trusts had $581 million of exposure to counterparties (gain position less collateral posted) primarily as a result of the decline in the exchange rates between the U.S. dollar and the Euro. This unrealized market value gain is not part of the fair value of the Residual Interest in the table above. Not all derivatives within the trusts require the swap counterparties to post collateral to the respective trust for changes in market value, unless the trust’s swap counterparty’s credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Ultimately, the Company’s exposure related to a swap counterparty failing to make its payments is limited to the fair value of the related trust’s Residual Interest which was $1.4 billion as of March 31, 2009.

(2)	See previous table for details on CPR. Impact on fair value due to increase in prepayment speeds only increases the repayment status speeds. Interim status CPR remains 0%.

(3)	Expected credit losses are used to project future cash flows related to the Private Education Loan securitization’s Residual Interest. However, until the fourth quarter of 2008 when it ceased this activity for all trusts settling prior to September 30, 2005, the Company purchased loans at par when the loans reach 180 days delinquent prior to default under a contingent call option, resulting in no credit losses at the trust nor related to the Company’s Residual Interest. When the Company exercises its contingent call option and purchases the loan from the trust at par, the Company records a loss related to these loans that are now on the Company’s balance sheet. The Company recorded losses of $37 million for the three months ended March 31, 2008, and did not record any losses for the three months ended March 31, 2009, related to this activity. For all trusts settling after October 1, 2005, the Company does not hold this contingent call option.

(4)	Student loan assets are primarily indexed to a Treasury bill, commercial paper or a prime index. Funding within the trust is primarily indexed to a LIBOR index. Sensitivity analysis increases funding indexes as indicated while keeping asset underlying indexes fixed.

(5)	In addition to the assumptions in the table above, the Company also projects the reduction in distributions that will result from the various benefit programs that exist related to consecutive on-time payments by borrowers. Related to the entire $2.0 billion Residual Interest, there is $215 million (present value) of benefits projected which reduce the fair value.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Student Loan Securitization (Continued)

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of March 31, 2009 and 2008.

	Off-Balance Sheet Private Education Loan Delinquencies
	March 31, 2009		March 31, 2008
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,419		$4,780
Loans in forbearance(2)	619		1,639
Loans in repayment and percentage of each status:
Loans current	8,570	90.0%	7,128	95.3%
Loans delinquent 31-60 days(3)	297	3.1	151	2.0
Loans delinquent 61-90 days(3)	222	2.3	75	1.0
Loans delinquent greater than 90 days(3)	434	4.6	128	1.7

Total off-balance sheet Private Education Loans in repayment	9,523	100%	7,482	100%

Total off-balance sheet Private Education Loans, gross	$13,561		$13,901

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes charge-off activity for Private Education Loans in the off-balance sheet trusts for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008

Charge-offs	63	31
Charge-offs as a percentage of average loans in repayment (annualized)	2.7%	1.7%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	2.5%	1.4%
Ending off-balance sheet total Private Education Loans(1)	$13,669	$13,942
Average off-balance sheet Private Education Loans in repayment	$9,413	$7,466
Ending off-balance sheet Private Education Loans in repayment	$9,523	$7,482

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans (see Note 2, “Allowance for Loan Losses”).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Derivative Financial Instruments

Derivative instruments that are used as part of the Company’s interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities including the Residual Interests from off-balance sheet securitizations. (For a full discussion of the Company’s risk management strategy and use of derivatives, please see the Company’s 2008 Form 10-K, Note 9, “Derivative Financial Instruments,” to the consolidated financial statements.) The Company accounts for its derivatives under SFAS No. 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company’s derivative instruments are classified and accounted for by the Company as either fair value hedges, cash flow hedges or trading activities.

Fair Value Hedges

Fair value hedges are generally used by the Company to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. The Company also enters into cross-currency interest rate swaps to convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. Changes in value for both the hedge and the hedged item are recorded to earnings. These amounts offset each other with the net amount representing the ineffectiveness of the relationship.

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

Trading Activities

When instruments do not qualify as hedges under SFAS No. 133, they are accounted for as trading where all changes in fair value of the derivatives are recorded through earnings. In general, derivative instruments included in trading activities include Floor Income Contracts, basis swaps and various other derivatives that do not qualify for hedge accounting under SFAS No. 133.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2009 and December 31, 2008, and their impact on other comprehensive income and earnings for the three months ended March 31, 2009 and 2008.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(Dollars in millions)	Exposure	2009	2008	2009	2008	2009	2008	2009	2008

Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$1,296	$1,529	$261	$323	$1,557	$1,852
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	1,863	2,743	25	13	1,888	2,756
Other(2)	Interest rate	—	—	—	—	64	—	64	—

Total derivative assets(3)		—	—	3,159	4,272	350	336	3,509	4,608
Derivative Liabilities
Interest rate swaps	Interest rate	(134)	(146)	—	—	(508)	(332)	(642)	(478)
Floor/Cap contracts	Interest rate	—	—	—	—	(1,328)	(1,466)	(1,328)	(1,466)
Futures	Interest rate	—	—	—	—	(3)	(3)	(3)	(3)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(737)	(640)	—	—	(737)	(640)

Total derivative liabilities(3)		(134)	(146)	(737)	(640)	(1,839)	(1,801)	(2,710)	(2,587)

Net total derivatives		$(134)	$(146)	$2,422	$3,632	$(1,489)	$(1,465)	$799	$2,021

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of the unused portion of the total return swap related to the $1.5 billion asset-backed securities based facility which closed in January 2009. This is considered a derivative under SFAS No. 133.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008

Gross position	$3,509	$4,608	$(2,710)	$(2,587)
Impact of master netting agreements	(1,373)	(1,594)	1,373	1,594

Derivative values with impact of master netting agreements	$2,136	$3,014	$(1,337)	$(993)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(Dollars in billions)	2009	2008	2009	2008	2009	2008	2009	2008

Notional Values
Interest rate swaps	$4.5	$4.8	$11.0	$13.4	$157.1	$159.3	$172.6	$177.5
Floor/Cap contracts	—	—	—	—	38.1	32.4	38.1	32.4
Futures	—	—	—	—	.2	.2	.2	.2
Cross currency interest rate swaps	—	—	22.6	23.1	.3	.1	22.9	23.2
Other(1)	—	—	—	—	1.1	.7	1.1	.7

Total derivatives	$4.5	$4.8	$33.6	$36.5	$196.8	$192.7	$234.9	$234.0

(1)	“Other” includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155 as well as the unused portion of the total return swap discussed in footnote 2 to the table above.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
	Unrealized Gain
	(Loss) on		Realized Gain (Loss)		Unrealized Gain (Loss)
	Derivatives(1)(2)		on Derivatives(3)		on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008

Fair Value Hedges
Interest rate swaps	$(183)	$404	$79	$4	$194	$(402)	$90	$6
Cross currency interest rate swaps	(922)	1,893	76	79	1,023	(1,833)	177	139

Total fair value derivatives	(1,105)	2,297	155	83	1,217	(2,235)	267	145
Cash Flow Hedges
Interest rate swaps	4	—	(18)	(9)	—	—	(14)	(9)

Total cash flow derivatives	4	—	(18)	(9)	—	—	(14)	(9)
Trading
Interest rate swaps	(300)	(132)	229	232	—	—	(71)	100
Floor/Cap contracts	167	(295)	(140)	(140)	—	—	27	(435)
Futures	—	1	—	—	—	—	—	1
Cross currency interest rate swaps	(32)	—	—	—	—	—	(32)	—
Other	64	—	—	(1)	—	—	64	(1)

Total trading derivatives	(101)	(426)	89	91	—	—	(12)	(335)

Total	(1,202)	1,871	226	165	1,217	(2,235)	241	(199)
Less: realized gains (losses) recorded in interest expense	—	—	137	74	—	—	137	74

Gains (losses) on derivative and hedging activities, net	$(1,202)	$1,871	$89	$91	$1,217	(2,235)	$104	$(273)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Interest Rate Swaps
	Three Months Ended March 31,
(Dollars in millions)	2009	2008

Total gains (losses) on cash flow hedges	$(4)	$(37)
Realized (gains) losses reclassified to interest expense(1)(2)(3)	11	5
Hedge ineffectiveness reclassified to earnings(1)(4)	(2)	—

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$5	$(32)

(1)	Amounts included in “Impact of Derivatives on Consolidated Statements of Income” table above.
(2)	Includes net settlement income/expense.
(3)	The Company expects to reclass $0.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.
(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

Collateral

Collateral held and pledged at March 31, 2009 and December 31, 2008 related to derivative exposures between the Company and its derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2009	December 31, 2008

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$911	$1,624
Securities at fair value — corporate derivatives (not recorded in financial statements)(2)	491	689
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	534	688

Total collateral held	$1,936	$3,001

Derivative asset at fair value including accrued interest	$2,523	$3,741

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$86	$—
Securities at fair value (recorded in investments)(4)	18	26
Securities at fair value re-pledged (not recorded in financial statements)(5)(6)	405	191

Total collateral pledged	$509	$217

Derivative liability at fair value including accrued interest and premium receivable	$1,111	$677

(1)	In general, cash collateral is held in unrestricted cash accounts. Further downgrade in the Company’s unsecured credit ratings could result in the Company being required to move cash collateral held to restricted accounts.
(2)	In general, the Company has the ability to sell or re-pledge securities it holds as collateral.
(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.
(4)	Counterparty does not have the right to sell or re-pledge securities.
(5)	Counterparty has the right to sell or re-pledge securities.
(6)	Represents securities the Company holds as collateral that have been pledged to other counterparties.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Additionally, as of March 31, 2009 and December 31, 2008, $232 million and $340 million, respectively, in collateral related to off-balance sheet trust derivatives were held by these off-balance sheet trusts. Collateral posted by third parties to the off-balance sheet trusts cannot be sold or re-pledged by the trusts.

7.	Other Assets

The following table provides the detail of the Company’s other assets at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Accrued interest receivable	$3,008,379	31%	$3,466,404	31%
Derivatives at fair value	2,135,879	22	3,013,644	27
Income tax asset	1,698,342	18	1,661,039	15
APG Purchased paper receivables and Real Estate Owned	994,735	10	1,222,345	11
Benefit and insurance-related investments	473,966	5	472,899	4
Fixed assets, net	307,726	3	313,059	3
Accounts receivable — general	655,354	7	712,854	6
Other	423,950	4	278,533	3

Total	$9,698,331	100%	$11,140,777	100%

The “Derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a gain position by counterparty exclusive of accrued interest and collateral. At March 31, 2009 and December 31, 2008, these balances primarily included cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of March 31, 2009 and December 31, 2008, the cumulative mark-to-market adjustment to the hedged debt was $(2.1) billion and $(3.4) billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases and issuances for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(Shares in millions)	2009	2008

Common shares repurchased:
Benefit plans(1)	.1	.3

Total shares repurchased	.1	.3

Average purchase price per share	$24.25	$19.82

Common shares issued	.3	1.2

Authority remaining at end of period for repurchases	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on March 31, 2009 was $4.95.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive income (loss) as of March 31, 2009, December 31, 2008 and March 31, 2008.

	March 31,	December 31,	March 31,
	2009	2008	2008

Net unrealized gains (losses) on investments(1)	$(293)	$(1,243)	$31,588
Net unrealized gains (losses) on derivatives(2)	(88,577)	(93,986)	(54,148)
Defined benefit pension plans:
Net prior service cost	—	—	—
Net gain	18,420	18,753	20,166

Total defined benefit pension plans(3)	18,420	18,753	20,166

Total accumulated other comprehensive income (loss)	$(70,450)	$(76,476)	$(2,394)

(1)	Net of tax benefit of $554 and $750 as of March 31, 2009 and December 31, 2008, respectively, and tax expense of $17,773 as of March 31, 2008.

(2)	Net of tax benefit of $51,377, $53,419 and $30,551 as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

(3)	Net of tax expense of $10,958, $10,967 and $11,677 as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008

Numerator:
Net loss attributable to SLM Corporation common stock	$(47,781)	$(132,829)
Adjusted for dividends of convertible preferred stock series C(1)	—	—

Net loss attributable to SLM Corporation common stock, adjusted	$(47,781)	$(132,829)

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	466,761	466,580
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C	—	—
Dilutive effect of stock options, non-vested deferred compensation, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(2)	—	—

Dilutive potential common shares(3)	—	—

Weighted average shares used to compute diluted EPS	466,761	466,580

Net loss per share:
Basic loss per common share attributable to SLM Corporation common shareholders	$(.10)	$(.28)
Dilutive effect of convertible preferred stock series C(1)	—	—
Dilutive effect of stock options, non-vested deferred compensation, non-vested restricted stock, restricted stock units, and ESPP(2)	—	—

Diluted loss per common share attributable to SLM Corporation common shareholders	$(.10)	$(.28)

(1)	The Company’s 7.25 percent mandatory convertible preferred stock series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between 48 million shares and 59 million shares of common stock, depending upon the Company’s stock price at that time. These instruments were anti-dilutive for the three months ended March 31, 2009 and 2008.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(3)	For the three months ended March 31, 2009 and 2008, stock options covering approximately 45 million and 48 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008

Late fees and forbearance fees	$36,712	$37,155
Asset servicing and other transaction fees	25,055	25,868
Loan servicing fees	10,046	6,652
Gains on debt repurchases	63,755	—
Foreign currency translation gains	39,684	169
Other	17,206	23,689

Total	$192,458	$93,533

The increase in other income for the three months ended March 31, 2009 compared to the year-ago quarter was primarily due to two items. The Company repurchased debt and recorded $64 million in related gains in the first quarter of 2009. Also contributing to the increase in other income was a foreign currency translation gain recorded in connection with the Company’s international non-mortgage purchased paper business, which was sold in the first quarter of 2009. This translation gain also related to a small amount of foreign currency denominated debt for which the Company does not receive hedge accounting treatment under SFAS No. 133. The Company hedges both of these exposures with derivatives. An offsetting loss was recognized during the current quarter in the “gains (losses) on derivative hedging activities, net” line on the consolidated statement of income.

11.	Restructuring Activities

During the fourth quarter of 2007, the Company initiated a restructuring program to reduce costs and improve operating efficiencies in response to the impacts of The College Cost Reduction and Access Act of 2007 (“CCRAA”) and current challenges in the capital markets. As part of this review, the Company has refocused its lending activities, and exited certain customer relationships and product lines. Management estimates approximately $10 million of additional restructuring expenses associated with the Company’s current cost reduction efforts will be incurred and the Company’s current restructuring plan will be substantially complete by the end of 2009. These estimated additional restructuring costs relate primarily to position eliminations and resulting employee terminations as well as lease termination costs in the Company’s Asset Performance Group (“APG”) business segment. During 2009, Management will continue to review the Company’s business to determine whether there are other opportunities to further streamline the business.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Restructuring Activities (Continued)

The following table summarizes the restructuring expenses incurred during the quarters ended March 31, 2009 and 2008 and cumulative restructuring expenses incurred through March 31, 2009.

			Cumulative
	Three Months Ended		Expense as of
	March 31,		March 31,
	2009	2008	2009

Severance costs	$2,666	$14,869	$88,029
Lease and other contract termination costs	675	435	10,192
Exit and other costs	1,432	5,374	12,832

Total(1)	$4,773	$20,678	$111,053

(1)	Aggregate restructuring expenses incurred across the Company’s reportable segments during the three months ended March 31, 2009 and 2008 totaled $1 million and $15 million, respectively, in the Company’s Lending reportable segment, $2 million and $1 million, respectively, in the Company’s APG reportable segment, and $2 million and $5 million, respectively, in the Company’s Corporate and Other reportable segment.

As of March 31, 2009 and 2008, severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 2,900 and 600 positions, respectively, across all of the Company’s reportable segments, with position eliminations ranging from senior executives to clerical personnel. Lease and other contract termination costs and exit and other costs incurred during the three months ended March 31, 2009 and 2008 related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2007	$18,329	$—	$—	$18,329
Net accruals	62,858	9,517	11,400	83,775
Cash paid	(66,063)	(6,719)	(11,340)	(84,122)

Balance at December 31, 2008	$15,124	$2,798	$60	$17,982

Net accruals	$2,666	$675	$1,432	$4,773
Cash paid	(8,996)	(498)	(1,188)	(10,682)

Balance at March 31, 2009	$8,794	$2,975	$304	$12,073

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.  Fair Value Measurements

The following tables summarize the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the financial statements as of March 31, 2009 and December 31, 2008.

	Fair Value Measurements on a Recurring
	Basis as of March 31, 2009
					Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Collateral	Net

Assets
Available for sale investments	$—	$547	$—	$547	$—	$547
Retained Interest in off-balance sheet securitized loans	—	—	1,951	1,951	—	1,951
Derivative instruments(1)(2)	—	1,699	437	2,136	(911)	1,225

Total Assets	$—	$2,246	$2,388	$4,634	$(911)	$3,723

Liabilities(3)
Derivative instruments(1)(2)	$(3)	$(1,334)	$—	$(1,337)	$86	$(1,251)

Total Liabilities	$(3)	$(1,334)	$—	$(1,337)	$86	$(1,251)

	Fair Value Measurements on a Recurring
	Basis as of December 31, 2008
					Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Collateral	Net

Assets
Available for sale investments	$—	$861	$—	$861	$—	$861
Retained Interest in off-balance sheet securitized loans	—	—	2,200	2,200	—	2,200
Derivative instruments(1)(2)	—	3,014	—	3,014	(1,624)	1,390

Total Assets	$—	$3,875	$2,200	$6,075	$(1,624)	$4,451

Liabilities(3)
Derivative instruments(1)(2)	$(3)	$(648)	$(341)	$(992)	$—	$(992)

Total Liabilities	$(3)	$(648)	$(341)	$(992)	$—	$(992)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Level 1 derivatives include euro-dollar futures contracts. Level 2 derivatives include derivatives indexed to interest rate indices and currencies that are considered liquid. Level 3 derivatives include derivatives indexed to illiquid interest rate indices and derivatives for which significant adjustments were made to observable inputs.

(3)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Fair Value Measurements (Continued)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009					2008
	Residual		Derivative			Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total	Interests		Instruments	Total

Balance, beginning of period	$2,200		$(341)		$1,859	$3,044		$(71)	$2,973
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(135)		(330)		(465)	60		10	70
Included in other comprehensive income	—		—		—	—		—	—
Purchases, issuances and settlements	(114)		40		(74)	(230)		9	(221)
Transfers in and/or out of Level 3	—		1,068		1,068	—		—	—

Balance, end of period	$1,951		$437		$2,388	$2,874		$(52)	$2,822

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(261	)(2)	$(284	)(3)	$(545)	$(88	)(2)	$19 (3)	$(69)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months
	Ended
	March 31,
	2009	2008

Servicing and securitization revenue (loss)	$(135)	$60
Gains (losses) on derivative and hedging activities, net	(292)	10
Interest expense	(38)	—

Total	$(465)	$70

(2)	Recorded in “servicing and securitization revenue (loss)” in the consolidated statements of income.

(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

In addition, at March 31, 2009, the Company had real estate owned assets, related to its Purchased Paper — Mortgage/Properties business, held on its balance sheet at fair value totaling $194 million. These assets are carried at the lower of cost or fair value and as such are marked-to-market on a non-recurring basis. Fair value is determined using significant unobservable inputs primarily based on broker price opinions and are considered Level 3 valuations.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Fair Value Measurements (Continued)

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments, as of March 31, 2009 and December 31, 2008.

	March 31, 2009			December 31, 2008
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$118,469	$128,730	$(10,261)	$107,319	$124,220	$(16,901)
Private Education Loans	17,026	21,644	(4,618)	14,141	20,582	(6,441)
Other loans	560	685	(125)	619	729	(110)
Cash and investments	7,604	7,604	—	8,646	8,646	—

Total earning assets	143,659	158,663	(15,004)	130,725	154,177	(23,452)

Interest-bearing liabilities
Short-term borrowings	45,723	46,332	609	41,608	41,933	325
Long-term borrowings	91,536	116,669	25,133	93,462	118,225	24,763

Total interest-bearing liabilities	137,259	163,001	25,742	135,070	160,158	25,088

Derivative financial instruments
Floor Income/Cap contracts	(1,328)	(1,328)	—	(1,466)	(1,466)	—
Interest rate swaps	915	915	—	1,374	1,374	—
Cross currency interest rate swaps	1,151	1,151	—	2,116	2,116	—
Futures contracts	(3)	(3)	—	(3)	(3)	—
Other	64	64	—	—	—	—
Other
Residual interest in securitized assets	1,951	1,951	—	2,200	2,200	—

Excess of net asset fair value over carrying value			$10,738			$1,636

13.     Contingencies

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.     Contingencies (Continued)

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

14.     Income Taxes

For the three months ended March 31, 2009 and 2008, the Company reported an income tax benefit of $32 million and $62 million, respectively, representing effective tax rates of 60 percent and 38 percent, respectively. The movement in the effective tax rate was primarily driven by the impact of state rate changes and state law changes recorded discretely in the three months ended March 31, 2009.

Accounting for Uncertainty in Income Taxes

As of March 31, 2009, the Company has gross unrecognized tax benefits of $96 million. Included in the $96 million are $21 million of unrecognized tax benefits that if recognized, would favorably impact the effective tax rate. In addition, as of March 31, 2009, the Company has accrued interest and penalties, net of tax benefit, of $9 million. The unrecognized tax benefits changed from $86 million at December 31, 2008 to $96 million at March 31, 2009, and the accrued interest and penalties changed from $10 million at December 31, 2008 to $9 million at March 31, 2009. These changes result primarily from incorporating into the Company’s FIN No. 48 analysis new information received from the IRS during the first quarter as a part of the 2005-2006 exam cycle and from adding a new issue that was identified while completing the 2008 federal income tax return. Several other less significant amounts of uncertain tax benefits were also added during the quarter.

15.     Segment Reporting

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

15.	Segment Reporting (Continued)

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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended March 31, 2009 and 2008. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the APG and Corporate and Other segments. During the three months ended March 31, 2009 and 2008, USA Funds accounted for 23 percent and 26 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of March 31, 2009, the Company managed $185.3 billion of student loans, of which $150.9 billion or 81 percent are federally insured, and has 10 million student and parent customers. In the three months ended March 31, 2009, the Company originated $4 million in mortgage loans which were sold. The Company’s mortgage and consumer loan portfolio totaled $465 million at March 31, 2009.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

15.	Segment Reporting (Continued)

In addition to collecting on its own purchased receivables and mortgage loans, the APG operating segment provides receivable management and collection services for federal agencies, credit card clients and other holders of consumer debt.

The Company concluded in 2008 that its APG purchased paper business no longer produced a strategic fit, and the Company decided to wind down this business. Due to the continued weakening of the U.S. economy, during the first quarter of 2009, the Company recorded $74 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $3 million of impairment related to the Company’s non-mortgage purchase paper subsidiary. These impairments are recorded within collections revenue (loss) as they are not considered restructuring expenses.

Corporate and Other

The Company’s Corporate and Other segment includes the aggregate activity of its smaller operating segments, primarily its Guarantor Servicing, Loan Servicing and Upromise operating segments. Corporate and Other also includes several smaller products and services, as well as corporate overhead.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

15.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2009
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$362	$—	$—	$362	$(19)	$343
FFELP Consolidation Loans	439	—	—	439	50	489
Private Education Loans	563	—	—	563	(176)	387
Other loans	16	—	—	16	—	16
Cash and investments	3	—	5	8	(2)	6

Total interest income	1,383	—	5	1,388	(147)	1,241
Total interest expense	949	6	4	959	67	1,026

Net interest income (loss)	434	(6)	1	429	(214)	215
Less: provisions for loan losses	349	—	—	349	(99)	250

Net interest income (loss) after provisions for loan losses	85	(6)	1	80	(115)	(35)
Contingency fee revenue	—	75	—	75	—	75
Collections revenue (loss)	—	(22)	—	(22)	—	(22)
Guarantor servicing fees	—	—	34	34	—	34
Other income	102	—	49	151	50	201

Total other income	102	53	83	238	50	288
Restructuring expenses	1	2	2	5	—	5
Operating expenses	131	88	72	291	10	301

Total expenses	132	90	74	296	10	306

Income (loss) before income tax expense (benefit)	55	(43)	10	22	(75)	(53)
Income tax expense (benefit)(1)	21	(16)	3	8	(40)	(32)
Less: net income attributable to noncontrolling interest	—		—	—	—	—

Net income (loss) attributable to SLM Corporation	$34	$(27)	$7	$14	$(35)	$(21)

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2009
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(243)	$(50)	$79	$—	$(214)
Less: provisions for loan losses	(99)	—	—	—	(99)

Net interest income (loss) after provisions for loan losses	(144)	(50)	79	—	(115)
Contingency fee revenue	—	—	—	—	—
Collections revenue (loss)	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	(54)	104	—	—	50

Total other income (loss)	(54)	104	—	—	50
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	10	10

Total expenses	—	—	—	10	10

Total pre-tax “Core Earnings” adjustments to GAAP	$(198)	$54	$79	$(10)	(75)

Income tax benefit					(40)
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$(35)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

15.	Segment Reporting (Continued)

	Three Months Ended March 31, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$494	$—	$—	$494	$(30)	$464
FFELP Consolidation Loans	989	—	—	989	(152)	837
Private Education Loans	749	—	—	749	(305)	444
Other loans	23	—	—	23	—	23
Cash and investments	142	—	6	148	(24)	124

Total interest income	2,397	—	6	2,403	(511)	1,892
Total interest expense	1,824	7	5	1,836	(220)	1,616

Net interest income (loss)	573	(7)	1	567	(291)	276
Less: provisions for loan losses	181	—	—	181	(44)	137

Net interest income (loss) after provisions for loan losses	392	(7)	1	386	(247)	139
Contingency fee revenue	—	85	—	85	—	85
Collections revenue	—	56	—	56	1	57
Guarantor servicing fees	—	—	35	35	—	35
Other income (loss)	44	—	51	95	(201)	(106)

Total other income (loss)	44	141	86	271	(200)	71
Restructuring expenses	15	1	5	21	—	21
Operating expenses	164	105	70	339	16	355

Total expenses	179	106	75	360	16	376

Income (loss) before income tax expense (benefit)	257	28	12	297	(463)	(166)
Income tax expense (benefit)(1)	94	10	5	109	(171)	(62)
Less: net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to SLM Corporation	$163	$18	$7	$188	$(292)	$(104)

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(195)	$(90)	$(6)	$—	$(291)
Less: provisions for loan losses	(44)	—	—	—	(44)

Net interest income (loss) after provisions for loan losses	(151)	(90)	(6)	—	(247)
Contingency fee revenue	—	—	—	—	—
Collections revenue	1	—	—	—	1
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	72	(273)	—	—	(201)

Total other income (loss)	73	(273)	—	—	(200)
Restructuring expenses	—	—	—	—	—
Operating expenses	1	—	—	15	16

Total expenses	1	—	—	15	16

Total pre-tax “Core Earnings” adjustments to GAAP	$(79)	$(363)	$(6)	$(15)	(463)

Income tax benefit					(171)
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$(292)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2009 and for the three months ended
March 31, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

15.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$(198)	$(79)
Net impact of derivative accounting(2)	54	(363)
Net impact of Floor Income(3)	79	(6)
Net impact of acquired intangibles(4)	(10)	(15)
Net tax effect(5)	40	171

Total “Core Earnings” adjustments to GAAP	$(35)	$(292)

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the consolidated statements of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 30, 2009 and 2008
(Dollars in millions, except per share amounts, unless otherwise noted)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could give rise to our ability to cost-effectively refinance asset-backed financing facilities due April 2010, (collectively, the “2008 Asset-Backed Financing Facilities”), including any potential foreclosure on the student loans under those facilities following their termination; increased financing costs; limited liquidity; any adverse outcomes in any significant litigation to which we are a party; our derivative counterparties terminating their positions with the Company if permitted by their contracts and the Company substantially incurring additional costs to replace any terminated positions; changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws, such as any laws enacted to implement the Administration’s 2010 budget proposals as they relate to the Federal Family Education Loan Program (“FFELP”) and regulations and from the implementation of applicable laws and regulations) which, among other things, may change the volume, average term and yields on student loans under the FFELP, may result in loans being originated or refinanced under non-FFELP programs, or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could be affected by: various liquidity programs being implemented by the federal government; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed FFELP and Private Education Loan portfolios; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments, and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in general economic conditions; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services. All forward-looking statements contained in this quarterly report are qualified by these cautionary statements and are made only as of the date of this quarterly report is filed. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, securitization and Retained Interest accounting, and derivative accounting can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Fair Value Measurements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three staff positions regarding fair value measurements and recognition of impairment. Under FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” impairment must be recorded to income for debt securities if there exists a fair value loss and the entity intends to sell the security or it is more likely than not the entity will be required to sell the security before recovery of the loss. Additionally, credit losses must be recorded through income regardless of the impairment determination above. Remaining fair value losses are recorded to other comprehensive income. FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” require interim disclosures of the fair value of financial instruments that were previously only required annually. Finally, FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance for determining when a significant decrease in market activity has occurred and when a transaction is not orderly. It further reiterates that prices from inactive markets or disorderly transactions should carry less weight if any to the determination of fair value. These standards are effective for the Company beginning April 1, 2009 with the ability to adopt early as of January 1, 2009. The Company chose not to early adopt these standards for the quarter ending March 31, 2009 as the Company believes these standards will not materially impact the financial statements.

Significant assumptions used in fair value measurements including those related to credit and liquidity risk are as follows:

1.	Investments — Our investments primarily consist of overnight/weekly maturity instruments with high credit quality counterparties. However, we have considered credit and liquidity risk involving specific instruments. These assumptions have further been validated by the successful maturity of these investments in the period immediately following the end of the reporting period. In the fourth quarter 2008, we recorded an impairment of $8 million related to our investment in the Reserve Primary Fund based on an internal assessment of the collectability of our remaining investment. See “LIQUIDITY AND CAPITAL RESOURCES — Counterparty Exposure” for further discussion.

2.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for the specific counterparty including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, we fully collateralize the exposure minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral to counterparties, the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $(74) million as of March 31, 2009. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions by approximately $(231) million to take into account a significant reduction in liquidity as of March 31, 2009, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate notes in the Company’s on-balance sheet trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs. These swaps were transferred into Level 3 during the current period due to a change in the assumption regarding successful remarketing. These swaps had an unrealized loss of $(399) million in the current period.

3.	Residual Interests — We have never sold our Residual Interests. We do not consider our Residual Interests to be liquid, which we take into account when valuing our Residual Interests. We use non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interest. We also use the most current prepayment and default rate assumptions to project the cash flows used to value Residual Interests. These assumptions are internally developed and primarily based on analyzing the actual results of loan performance from past periods. See Note 5, “Student Loan Securitization,” to the consolidated financial statements for a discussion of all assumption changes made during the quarter to properly determine the fair value of the Residual Interests, as well as a shock analysis to fair value related to all significant assumptions.

4.	Student Loans — Our FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair value is disclosed in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 107. For both FFELP loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, and required return on equity. In addition, the Floor Income component of our FFELP loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions), or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases these are either infrequent or not observable. For FFELP loans classified as held-for-sale and accounted for at the lower of cost or market, the fair value is based on the committed sales price of the various loan purchase programs established by ED.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months
	Ended		Increase
	March 31,		(Decrease)
	2009	2008	$	%

Net interest income	$215	$276	$(61)	(22)%
Less: provisions for loan losses	250	137	113	82

Net interest income (loss) after provisions for loan losses	(35)	139	(174)	(125)
Servicing and securitization revenue (loss)	(96)	108	(204)	(189)
Losses on loans and securities, net	—	(35)	35	100
Gains (losses) on derivative and hedging activities, net	104	(273)	377	138
Contingency fee revenue	75	85	(10)	(12)
Collections revenue (loss)	(22)	57	(79)	(139)
Guarantor servicing fees	34	35	(1)	(3)
Other income	193	94	99	105
Restructuring expenses	5	21	(16)	(76)
Operating expenses	301	355	(54)	(15)

Loss before income tax benefit	(53)	(166)	113	68
Income tax benefit	(32)	(62)	30	48

Net loss	(21)	(104)	83	80
Less: net income attributable to noncontrolling interest	—	—	—	—

Net loss attributable to SLM Corporation	(21)	(104)	83	80
Preferred stock dividends	26	29	(3)	(10)

Net loss attributable to SLM Corporation common stock	$(47)	$(133)	$86	65%

Basic loss per common share attributable to SLM Corporation common shareholders	$(.10)	$(.28)	$.18	64%

Diluted loss per common share attributable to SLM Corporation common shareholders	$(.10)	$(.28)	$.18	64%

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	—%

Condensed Balance Sheets

			Increase
	March 31,	December 31,	(Decrease)
	2009	2008	$	%

Assets
FFELP Stafford and Other Student Loans, net	$43,444	$44,025	$(581)	(1)%
FFELP Stafford Loans Held-for-Sale	14,400	8,451	5,949	70
FFELP Consolidation Loans, net	70,886	71,744	(858)	(1)
Private Education Loans, net	21,645	20,582	1,063	5
Other loans, net	684	729	(45)	(6)
Cash and investments	3,748	5,112	(1,364)	(27)
Restricted cash and investments	3,855	3,535	320	9
Retained Interest in off-balance sheet securitized loans	1,951	2,200	(249)	(11)
Goodwill and acquired intangible assets, net	1,240	1,249	(9)	(1)
Other assets	9,698	11,141	(1,443)	(13)

Total assets	$171,551	$168,768	$2,783	2%

Liabilities and Equity
Short-term borrowings	$46,332	$41,933	$4,399	10%
Long-term borrowings	116,669	118,225	(1,556)	(1)
Other liabilities	3,586	3,604	(18)	—

Total liabilities	166,587	163,762	2,825	2

SLM Corporation stockholders’ equity before treasury stock	6,824	6,855	(31)	—
Common stock held in treasury	1,860	1,856	4	—

SLM Corporation stockholders’ equity	4,964	4,999	(35)	(1)
Noncontrolling interest	—	7	(7)	(100)

Total equity	4,964	5,006	(42)	(1)

Total liabilities and equity	$171,551	$168,768	$2,783	2%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

For the three months ended March 31, 2009, net loss attributable to SLM Corporation was $21 million or $.10 diluted loss per common share attributable to SLM Corporation common shareholders, compared to a net loss of $104 million, or $.28 diluted loss per common share attributable to SLM Corporation common shareholders, for the three months ended March 31, 2008. The effective tax rate for those periods was 60 percent and 38 percent, respectively. For the three months ended March 31, 2009, the Company’s pre-tax loss was $53 million compared to a pre-tax loss of $166 million in the year-ago quarter. The decrease in pre-tax loss of $113 million was primarily due to a decrease in net losses on derivative and hedging activities of $377 million from a $273 million loss in the first quarter of 2008 to a $104 million gain in the first quarter of 2009, offset by an increase to provisions for loan losses of $113 million, and a decrease to servicing and securitization revenue of $203 million discussed below.

There were no gains on student loan securitizations in either the first quarter of 2009 or the year-ago quarter as the Company did not complete any off-balance sheet securitizations in those periods. Servicing and securitization revenue decreased by $203 million from revenue of $108 million in the first quarter of 2008 to a loss of $95 million in the first quarter of 2009. This decrease was primarily due to a larger current-quarter unrealized mark-to-market loss of $261 million on the Company’s Residual Interests compared to a year-ago quarter $88 million unrealized mark-to-market loss. See “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities — Servicing and Securitization Revenue” for further discussion of the factors impacting the fair values.

Net interest income after provisions for loan losses decreased by $174 million in the first quarter from the year-ago quarter. This decrease was due to a $113 million increase in provisions for loan losses and to a $61 million decrease in net interest income. The decrease in net interest income was primarily due to a decrease in the other asset spread and an increase in the 2008 Asset Backed Financing Facilities Fees (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). For the current quarter, net interest losses after provisions for loan losses would have resulted in positive net interest income, if net settlements on non-qualifying SFAS No. 133 hedges were included in net interest margin along with the related items for which they are economically hedging, as opposed to being included in net gains (losses) on derivatives and hedging activities. The increase in provisions for loan losses relates primarily to increases in delinquencies and charge-off expectations on Private Education Loans (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Activity in the Allowance for Private Education Loan Losses”) primarily as a result of the continued weakening of the U.S. economy.

In the first quarter of 2009, contingency fee, collections and guarantor servicing fee revenue totaled $87 million, a $90 million decrease from $177 million in the year-ago quarter. This decrease was primarily the result of $77 million of impairment, recorded in the first quarter of 2009, comprised of $74 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $3 million of impairment related to the Company’s non-mortgage purchased paper subsidiary, compared to $23 million of total impairment recorded in the first quarter of 2008 (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT” and a separate discussion of “Other Income” at the end of this section).

There were no losses on sales of loans and securities, net, in the first quarter of 2009, as compared to losses of $35 million incurred in the year-ago quarter. Prior to the fourth quarter of 2008, these losses were primarily the result of the Company’s repurchase of delinquent Private Education Loans from the Company’s off-balance sheet securitization trusts. When Private Education Loans in the Company’s off-balance sheet securitization trusts that settled before September 30, 2005, became 180 days delinquent, the Company previously exercised its contingent call option to repurchase these loans at par value out of the trusts and recorded a loss for the difference in the par value paid and the fair market value of the loans at the time of purchase. The Company does not hold the contingent call option for any trusts that settled after September 30, 2005. In October 2008, the Company decided to no longer exercise its contingent call option.

The Company is restructuring its business in response to the impact of The College Cost Reduction and Access Act of 2007 (“CCRAA”), and current challenges in the capital markets. In conjunction with our restructuring plan, we are refocusing our lending activities, exiting certain customer relationships and product lines, and winding down our debt purchased paper businesses. As a result, during 2008 we reduced our operating expenses by over 20 percent in the fourth quarter of 2008 compared to the fourth quarter of 2007, after adjusting for restructuring costs, growth and other investments. As part of the Company’s cost reduction efforts, restructuring expenses of $5 million and $21 million were recognized in the current quarter and year-ago quarter, respectively. Restructuring expenses from the fourth quarter of 2007 through the first quarter of 2009 totaled $111 million. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 2,900 positions, or approximately 26 percent of the workforce. We estimate approximately $10 million of additional restructuring expenses associated with our current cost reduction efforts will be incurred and our current restructuring plan will be substantially complete by the end of 2009. During 2009, we will continue to review our business to determine whether there are other opportunities to further streamline the business.

Operating expenses were $301 million in the first quarter of 2009 compared to $356 million in the first quarter of 2008. This decrease was primarily due to the Company’s cost reduction efforts. The amortization of acquired intangibles totaled $10 million and $15 million for the first quarter of 2009 and 2008, respectively.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended
	March 31,
	2009	2008

Late fees and forbearance fees	$37	$37
Asset servicing and other transaction fees	25	26
Loan servicing fees	10	7
Gains on debt repurchases	64	—
Foreign currency translation gains	40	—
Other	16	24

Total	$192	$94

The increase in other income for the three months ended March 31, 2009 compared to the year-ago quarter was primarily due to two items. The Company began to repurchase its unsecured debt in the second quarter of 2008, and recorded $64 million in gains on debt repurchases in the first quarter of 2009. Also contributing to the increase in other income was a foreign currency translation gain recorded in connection with the Company’s international non-mortgage purchased paper business, which was sold in the first quarter of 2009. This translation gain also related to a small amount of foreign currency denominated debt for which the Company does not receive hedge accounting treatment under SFAS No. 133. The Company hedges both of these exposures with derivatives. An offsetting loss was recognized during the current quarter in the “gains (losses) on derivative hedging activities, net” line on the consolidated statements of income.

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

The “LENDING BUSINESS SEGMENT” section includes all discussion of income and related expenses associated with the net interest margin, the student loan spread and its components, the provisions for loan losses, and other fees earned on our Managed portfolio of student loans. The “APG BUSINESS SEGMENT” section reflects the fees earned and expenses incurred in providing accounts receivable management and collection services. The “CORPORATE AND OTHER BUSINESS SEGMENT” section includes our remaining fee businesses and other corporate expenses that do not pertain directly to the primary operating segments identified above.

	Three Months Ended
	March 31, 2009
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$362	$—	$—
FFELP Consolidation Loans	439	—	—
Private Education Loans	563	—	—
Other loans	16	—	—
Cash and investments	3	—	5

Total interest income	1,383	—	5
Total interest expense	949	6	4

Net interest income (loss)	434	(6)	1
Less: provisions for loan losses	349	—	—

Net interest income (loss) after provisions for loan losses	85	(6)	1
Contingency fee revenue	—	75	—
Collections revenue (loss)	—	(22)	—
Guarantor servicing fees	—	—	34
Other income	102	—	49

Total other income	102	53	83
Restructuring expenses	1	2	2
Operating expenses	131	88	72

Total expenses	132	90	74

Income (loss) before income tax expense (benefit)	55	(43)	10
Income tax expense (benefit)(1)	21	(16)	3
Less: net income attributable to noncontrolling interest	—	—	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$34	$(27)	$7

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Three Months Ended
	March 31, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$494	$—	$—
FFELP Consolidation Loans	989	—	—
Private Education Loans	749	—	—
Other loans	23	—	—
Cash and investments	142	—	6

Total interest income	2,397	—	6
Total interest expense	1,824	7	5

Net interest income (loss)	573	(7)	1
Less: provisions for loan losses	181	—	—

Net interest income (loss) after provisions for loan losses	392	(7)	1
Contingency fee revenue	—	85	—
Collections revenue (loss)	—	56	—
Guarantor servicing fees	—	—	35
Other income	44	—	51

Total other income	44	141	86
Restructuring expenses	15	1	5
Operating expenses	164	105	70

Total expenses	179	106	75

Income before income tax expense	257	28	12
Income tax expense(1)	94	10	5
Less: net income attributable to noncontrolling interest	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$163	$18	$7

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

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

	Three Months Ended March 31,
	2009			2008
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(198)	$—	$—	$(79)	$—	$—
Net impact of derivative accounting	54	—	—	(363)	—
Net impact of Floor Income	79	—	—	(6)	—	—
Net impact of acquired intangibles	(3)	(2)	(5)	(5)	(4)	(6)

Total “Core Earnings” adjustments to GAAP	$(68)	$(2)	$(5)	$(453)	$(4)	$(6)

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

The following table summarizes the securitization adjustments in our Lending operating segment for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(202)	$(194)
Provisions for loan losses	99	44

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(103)	(150)
Intercompany transactions with off-balance sheet trusts	—	(37)

Net interest income on securitized loans, after provisions for loan losses	(103)	(187)
Servicing and securitization revenue	(95)	108

Total “Core Earnings” securitization adjustments(1)	$(198)	$(79)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

2) Derivative Accounting:  “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. These unrealized gains and losses occur in our Lending operating segment. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts and certain basis swaps, do not qualify for “hedge treatment” as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The gains and losses described in “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate and foreign currency exchange rate volatility, and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge treatment.

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month month LIBOR debt. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required by SFAS No. 133. Additionally, some of our FFELP loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three months ended March 31, 2009 and 2008 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months
	Ended
	March 31,
	2009	2008

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$104	$(273)
Less: Realized (gains) losses on derivative and hedging activities, net(1)	(76)	(91)

Unrealized gains (losses) on derivative and hedging activities, net(1)	28	(364)
Other pre-SFAS No. 133 accounting adjustments	26	1

Total net impact of SFAS No. 133 derivative accounting(2)	$54	$(363)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.
(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended
	March 31,
	2009	2008

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(140)	$(140)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	229	231
Foreign currency exchange derivatives gains (losses) reclassified to other income	(13)	—
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—

Total reclassifications of realized gains (losses) on derivative and hedging activities	76	91
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	28	(364)

Gains (losses) on derivative and hedging activities, net	$104	$(273)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months
	Ended
	March 31,
	2009	2008

Floor Income Contracts	$166	$(295)
Basis swaps	(315)	(132)
Other	177	63

Total unrealized gains (losses) on derivative and hedging activities, net	$28	$(364)

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended
	March 31,
	2009	2008

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$107	$32
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(28)	(38)

Total “Core Earnings” Floor Income adjustments(1)	$79	$(6)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

4) Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. These amounts totaled $10 million and $15 million, respectively, for the three months ended March 31, 2009 and 2008.

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

On a Managed Basis, the Company had approximately $125.5 billion and $127.2 billion as of March 31, 2009 and December 31, 2008, respectively, of FFELP loans indexed to three-month financial commercial paper rate (“CP”) that are funded with debt indexed to LIBOR. Due to the unintended consequences of government actions in other areas of the capital markets and limited issuances of qualifying financial commercial paper, the relationship between CP and LIBOR has been distorted and volatile. To address this issue for the fourth quarter of 2008, ED announced that for purposes of calculating the FFELP loan index from October 27, 2008 to the end of the fourth quarter, the Federal Reserve’s Commercial Paper Funding Facility rates (“CPFF”) would be used for those days in which no CP was available. This resulted in a CP/LIBOR spread of 21 basis points in the fourth quarter of 2008. The CP/LIBOR spread would have been 62 basis points in the fourth quarter of 2008 if ED had not addressed this issue by using the CPFF. On April 16, 2009, ED announced that for purposes of calculating the FFELP loan index for the first quarter of 2009, the formula would be based solely on CP, rather than the hybrid rate based on the CPFF and CP indices used for the fourth-quarter formula discussed above. This resulted in a CP/LIBOR spread of 52 basis points in the first quarter of 2009, compared to the CP/LIBOR spread of 21 basis points in the fourth quarter of 2008 and the historic average spread through the third quarter of 2008 of approximately 10 basis points. If the same hybrid method used in the fourth quarter of 2008 had been used in the first quarter of 2009, the CP/LIBOR spread would have been 26 basis points.

“Core Earnings” net interest income would have been $139 million higher in the first quarter of 2009 if the historical CP/LIBOR spread of 10 basis points had been in place.

Additionally, the index paid on ED’s Participation Program is based on the prior quarter’s CP rates, whereas the index earned on the underlying loans is based on the current quarter’s CP rates. The sharp decline in CP rates during the first quarter of 2009 resulted in $40 million of higher interest expense in the first quarter of 2009 related to loans financed in this program.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months		Increase
	Ended		(Decrease)
	March 31,		2009 vs.
	2009	2008	2008

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$362	$494	(27)%
FFELP Consolidation Loans	439	989	(56)
Private Education Loans	563	749	(25)
Other loans	16	23	(30)
Cash and investments	3	142	(98)

Total “Core Earnings” interest income	1,383	2,397	(42)
Total “Core Earnings” interest expense	949	1,824	(48)

Net “Core Earnings” interest income	434	573	(24)
Less: provisions for loan losses	349	181	93

Net “Core Earnings” interest income after provisions for loan losses	85	392	(78)
Other income	102	44	132
Restructuring expenses	1	15	(93)
Operating expenses	131	164	(20)

Total expenses	132	179	(26)

Income before income tax expense	55	257	(79)
Income tax expense	21	94	(78)

“Core Earnings” net income	$34	$163	(79)%

Net Interest Income

Changes in net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three months ended March 31, 2009 and 2008. This table reflects the net interest margin for the entire Company for our on-balance sheet assets. It is included in the Lending business segment discussion because this segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2009		2008
	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$55,681	2.50%	$38,349	4.87%
FFELP Consolidation Loans	71,310	2.78	73,800	4.56
Private Education Loans	22,671	6.92	17,192	10.38
Other loans	709	9.39	1,194	7.87
Cash and investments	7,409	.33	12,264	4.06

Total interest-earning assets	157,780	3.19%	142,799	5.33%

Non-interest-earning assets	9,468		9,546

Total assets	$167,248		$152,345

Average Liabilities and Equity
ED Participation Program facility	$11,122	3.13%	$—	—%
Term bank deposits	1,119	3.57	460	4.63
Other short-term borrowings	31,601	2.91	35,515	4.77

Total short-term borrowings	43,842	2.98	35,975	4.77
Long-term borrowings	114,229	2.50	107,666	4.44

Total interest-bearing liabilities	158,071	2.63%	143,641	4.52%

Non-interest-bearing liabilities	3,991		3,454
Equity	5,186		5,250

Total liabilities and equity	$167,248		$152,345

Net interest margin		.55%		.78%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008
Interest income	$(651)	$(896)	$245
Interest expense	(590)	(740)	150

Net interest income	$(61)	$(156)	$95

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months
	Ended
	March 31,
	2009	2008

Student loan spread(1)(2)	.95%	.98%
Other asset spread(1)(3)	(2.18)	.04

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	.79	.90
Less: 2008 Asset-Backed Financing Facilities fees	(.24)	(.12)

Net interest margin	.55%	.78%

(1)  Before certain commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).

(2) Composition of student loan spread:
Student loan yield, before Floor Income	3.54%	6.12%
Gross Floor Income	.49	.36
Consolidation Loan Rebate Fees	(.50)	(.59)
Repayment Borrower Benefits	(.09)	(.12)
Premium and discount amortization	(.14)	(.35)

Student loan net yield	3.30	5.42
Student loan cost of funds	(2.35)	(4.44)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	.95%	.98%

(3) Comprised of investments, cash and other loans.

     Student Loan Spread — On-Balance Sheet

The student loan spread is impacted by changes in its various components, as reflected in footnote (2) to the “Net Interest Margin — On-Balance Sheet” table above. Gross Floor Income is impacted by interest rates and the percentage of the FFELP portfolio eligible to earn Floor Income. Floor Income Contracts used to economically hedge Gross Floor Income do not qualify as SFAS No. 133 hedges and as a result the net settlements on such contracts are not recorded in net interest margin but rather in the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally impacted by the terms of the Repayment Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally impacted by the prices previously paid for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also impacted by prepayment behavior of the underlying loans.

The student loan spread, before 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2009 decreased 3 basis points from the year-ago quarter. The decrease from the year-ago quarter was primarily due to an increase in the Company’s cost of funds resulting from a 42 basis point widening of the CP/LIBOR spread between quarters, the ED’s Participation Program funding index being based on the prior quarter’s CP rates (both of which were previously discussed in “LENDING BUSINESS SEGMENT”) and an increase in the credit spreads on the Company’s debt issued during the last year due to the current credit environment. These decreases were partially offset by an increase in Floor Income resulting from a decrease in interest rates between quarters as well as a decrease in premium amortization. The decrease in premium amortization was a result of the Company’s decision in the first quarter of 2008 to cease consolidating FFELP Stafford loans and Consolidation Loans for the foreseeable future, which resulted in a one-time, cumulative catch-up adjustment in premium amortization expense, due to shortening the assumed average lives of Stafford loans, which previously had an assumption that a portion of the underlying Stafford loans would consolidate internally which extends the average life of such loans. Consolidation Loans generally have longer terms to maturity than Stafford loans. The premium amortization expense in the first quarter of 2009 is the normal run rate of premium expense expected.

The cost of funds for on-balance sheet student loans excludes the impact of basis swaps that are intended to economically hedge the re-pricing and basis mismatch between our funding and student loan asset indices, but do not receive hedge accounting treatment under SFAS No. 133. We extensively use basis swaps to manage our basis risk associated with our interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges, and as a result, are required to be accounted for in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income, as opposed to being accounted for in interest expense. As a result, these basis swaps are not considered in the calculation of the cost of funds in the table above and therefore, in times of volatile movements of interest rates like those experienced in 2008 and 2009, the student loan spread can significantly change. See “ ‘Core Earnings’ Net Interest Margin” in the following table, which reflects these basis swaps in interest expense and demonstrates the economic hedge effectiveness of these basis swaps.

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The other asset spread for the first quarter of 2009 decreased 222 basis points from the year-ago quarter. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment under SFAS No. 133 and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below. In addition, the current steepness of the yield curve is negatively impacting this spread.

Net Interest Margin — On-Balance Sheet

Net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2009 decreased 11 basis points from the year-ago quarter. The increase in the student loan portfolio as a percentage of the overall interest-earning asset portfolio resulted in an increase to net interest margin of 4 basis points due to the student loan portfolio earning a higher spread than the other asset portfolio. The remaining difference relates primarily to the previous discussions of changes in the on-balance sheet student loan and other asset spreads.

The 2008 Asset-Backed Financing Facilities closed on February 29, 2008. Amortization of the upfront commitment and liquidity fees began on that date. Additional fees associated with the extension of these facilities began amortizing March 1, 2009. (See “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes — Asset-Backed Financing Facilities” for a discussion of these facilities and their related extensions.)

“Core Earnings” Net Interest Margin

The following table analyzes the earnings from our portfolio of Managed interest-earning assets on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment”). The “ ‘Core Earnings’ Net Interest Margin” presentation and certain components used in the calculation differ from the “Net Interest Margin — On-Balance Sheet” presentation. The “Core Earnings” presentation, when compared to our on-balance sheet presentation, is different in that it:

•	Includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Repayment Borrower Benefits yield adjustments;

•	Includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as hedges under SFAS No. 133 are recorded as part of the “gain (loss) on derivative and hedging activities, net” line item on the income statement and are therefore not recognized in the on-balance sheet student loan spread. Under this presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our written Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense;

•	Excludes unhedged Floor Income earned on the Managed student loan portfolio; and

•	Includes the amortization of upfront payments on Floor Income Contracts in student loan income that we believe are economically hedging the Floor Income.

The following table reflects the “Core Earnings” net interest margin, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months
	Ended
	March 31,
	2009	2008

“Core Earnings” basis student loan spread(1):
FFELP loan spread	.37%	.59%
Private Education Loan spread(2)	4.68	5.38

Total “Core Earnings” basis student loan spread(3)	1.20	1.47
“Core Earnings” basis other asset spread(1)(4)	(1.15)	(.19)

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.08	1.33
Less: 2008 Asset-Backed Financing Facilities fees	(.19)	(.09)

“Core Earnings” net interest margin(5)	.89%	1.24%

(1) Before certain commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).

(2) “Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provision for loan losses	1.31%	3.29%

(3) Composition of “Core Earnings” basis student loan spread:
“Core Earnings” basis student loan yield	3.70%	6.35%
Consolidation Loan Rebate Fees	(.49)	(.55)
Repayment Borrower Benefits	(.09)	(.11)
Premium and discount amortization	(.13)	(.36)

“Core Earnings” basis student loan net yield	2.99	5.33
“Core Earnings” basis student loan cost of funds	(1.79)	(3.86)

“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.20%	1.47%

(4) Comprised of investments, cash and other loans.
(5) The average balances of our Managed interest-earning assets for the respective periods are:
FFELP loans	$149,422	$137,748
Private Education Loans	35,817	30,756

Total student loans	185,239	168,504
Other interest-earning assets	9,622	15,996

Total Managed interest-earning assets	$194,861	$184,500

“Core Earnings” Basis Student Loan Spread

The “Core Earnings” basis student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2009 decreased 27 basis points from the year-ago quarter. The “Core Earnings” basis student loan spread was negatively impacted by an increase in the Company’s cost of funds resulting from a 42 basis point widening of the CP/LIBOR spread between quarters, the ED’s Participation Program funding index being based on the prior quarter’s CP rates (both of which were previously discussed in “LENDING BUSINESS SEGMENT”) and an increase in the credit spreads on the Company’s debt issued during the last year due to the current credit environment. These decreases were partially offset by a decrease in premium amortization. The decrease in premium amortization was a result of the Company’s decision in the first quarter of 2008 to cease consolidating FFELP Stafford loans and Consolidation Loans for the foreseeable future, which resulted in a one-time, cumulative catch-up adjustment in premium amortization expense, due to shortening the assumed average lives of Stafford loans, which previously had an assumption that a portion of the underlying Stafford loans would consolidate internally which extends the average life of such loans. Consolidation Loans generally have longer terms to maturity than Stafford loans. The premium amortization expense in the first quarter of 2009 is the normal run rate of premium expense expected.

The “Core Earnings” basis FFELP loan spread for the first quarter of 2009 declined from the year-ago quarter primarily as a result of the increase in the cost of funds previously discussed, as well as the mix of the FFELP portfolio shifting towards loans originated subsequent to October 1, 2007 which have lower yields as a result of the CCRAA. This decrease was partially offset by a decrease in premium amortization as a result of the Company’s decision to cease consolidating FFELP Stafford loans and Consolidation Loans for the foreseeable future, which resulted in a one-time, cumulative catch-up adjustment in premium amortization expense in the year-ago quarter, due to shortening the assumed average lives of Stafford loans, which previously had an assumption that a portion of the underlying Stafford loans would consolidate internally which extends the average life of such loans. Consolidation Loans generally have longer terms to maturity than Stafford loans.

The “Core Earnings” basis Private Education Loan spread before provision for loan losses for the first quarter of 2009 was negatively impacted by the increase in the cost of funds discussed previously. The changes in the “Core Earnings” basis Private Education Loan spread after provision for loan losses for all periods presented was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below (see “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses”).

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for the first quarter of 2009 decreased 96 basis points from the year-ago quarter. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. In addition, the current steepness of the yield curve is negatively impacting this spread. Changes in this spread are also a result of the increase in our cost of funds as previously discussed.

“Core Earnings” Net Interest Margin

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2009 decreased 25 basis points from the year-ago quarter. The increase in the Managed student loan portfolio as a percentage of the overall Managed interest-earning asset portfolio resulted in an increase to “Core Earnings” net interest margin of 6 basis points due to the Managed student loan portfolio earning a higher spread than the Managed other interest-earning asset portfolio. This was offset by a decrease of 31 basis points primarily due to the previously discussed changes in the student loan and other asset spreads.

The 2008 Asset-Backed Financing Facilities closed on February 29, 2008. Amortization of the upfront commitment and liquidity fees began on that date. Additional fees associated with the extension of these facilities began amortizing March 1, 2009. (See “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes — Asset-Backed Financing Facilities” for a discussion of these facilities and their related extensions.)

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Managed Student Loan Balances, net

	March 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$22,325	$—	$22,325	$8,572	$30,897
Grace and repayment	34,443	69,685	104,128	14,728	118,856

Total on-balance sheet, gross	56,768	69,685	126,453	23,300	149,753
On-balance sheet unamortized premium (discount)	1,177	1,251	2,428	(535)	1,893
On-balance sheet receivable for partially charged-off loans	—	—	—	265	265
On-balance sheet allowance for losses	(101)	(51)	(152)	(1,385)	(1,537)

Total on-balance sheet, net	57,844	70,885	128,729	21,645	150,374

Off-balance sheet:
In-school	423	—	423	1,481	1,904
Grace and repayment	6,342	14,899	21,241	12,080	33,321

Total off-balance sheet, gross	6,765	14,899	21,664	13,561	35,225
Off-balance sheet unamortized premium (discount)	100	453	553	(358)	195
Off-balance sheet receivable for partially charged-off loans	—	—	—	108	108
Off-balance sheet allowance for losses	(19)	(9)	(28)	(539)	(567)

Total off-balance sheet, net	6,846	15,343	22,189	12,772	34,961

Total Managed	$64,690	$86,228	$150,918	$34,417	$185,335

% of on-balance sheet FFELP	45%	55%	100%
% of Managed FFELP	43%	57%	100%
% of total	35%	46%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	December 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$18,961	$—	$18,961	$7,972	$26,933
Grace and repayment	32,455	70,511	102,966	14,231	117,197

Total on-balance sheet, gross	51,416	70,511	121,927	22,203	144,130
On-balance sheet unamortized premium (discount)	1,151	1,280	2,431	(535)	1,896
On-balance sheet receivable for partially charged-off loans	—	—	—	222	222
On-balance sheet allowance for losses	(91)	(47)	(138)	(1,308)	(1,446)

Total on-balance sheet, net	52,476	71,744	124,220	20,582	144,802

Off-balance sheet:
In-school	473	—	473	1,629	2,102
Grace and repayment	6,583	15,078	21,661	12,062	33,723

Total off-balance sheet, gross	7,056	15,078	22,134	13,691	35,825
Off-balance sheet unamortized premium (discount)	105	462	567	(361)	206
Off-balance sheet receivable for partially charged-off loans	—	—	—	92	92
Off-balance sheet allowance for losses	(18)	(9)	(27)	(505)	(532)

Total off-balance sheet, net	7,143	15,531	22,674	12,917	35,591

Total Managed	$59,619	$87,275	$146,894	$33,499	$180,393

% of on-balance sheet FFELP	42%	58%	100%
% of Managed FFELP	41%	59%	100%
% of total	33%	48%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Average Balances (net of unamortized premium/discount)

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

	Three Months Ended March 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$55,681	$71,310	$126,991	$22,671	$149,662
Off-balance sheet	6,998	15,433	22,431	13,146	35,577

Total Managed	$62,679	$86,743	$149,422	$35,817	$185,239

% of on-balance sheet FFELP	44%	56%	100%
% of Managed FFELP	42%	58%	100%
% of total	34%	47%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Three Months Ended March 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$38,349	$73,800	$112,149	$17,192	$129,341
Off-balance sheet	9,260	16,339	25,599	13,564	39,163

Total Managed	$47,609	$90,139	$137,748	$30,756	$168,504

% of on-balance sheet FFELP	34%	66%	100%
% of Managed FFELP	35%	65%	100%
% of total	28%	54%	82%	18%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after March 31, 2009 and 2008, based on interest rates as of those dates.

	March 31, 2009			March 31, 2008
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$109.9	$15.6	$125.5	$94.6	$16.5	$111.1
Off-balance sheet student loans	14.8	6.7	21.5	15.7	8.9	24.6

Managed student loans eligible to earn Floor Income	124.7	22.3	147.0	110.3	25.4	135.7
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(69.8)	(1.3)	(71.1)	(52.5)	(1.5)	(54.0)
Less: economically hedged Floor Income Contracts	(21.2)	(10.0)	(31.2)	(25.7)	(17.1)	(42.8)

Net Managed student loans eligible to earn Floor Income	$33.7	$11.0	$44.7	$32.1	$6.8	$38.9

Net Managed student loans earning Floor Income as of March 31	$24.4	$11.0	$35.4	$1.9	$6.8	$8.7

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period from April 1, 2009 to March 31, 2013. These loans are both on-balance sheet and off-balance sheet, and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	April 1, 2009 to
(Dollars in billions)	December 31, 2009	2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$21	$19	$16	$16	$4

Private Education Loan Losses

On-Balance Sheet versus Managed Basis Presentation

All Private Education Loans are initially acquired on-balance sheet. The securitization of Private Education Loans prior to 2009 has been accounted for off-balance sheet under SFAS No. 140. For our Managed Basis presentation in the table below, when loans are securitized, we reduce the on-balance sheet allowance for loan losses for amounts previously provided and then increase the allowance for loan losses for these loans off-balance sheet, with the total of both on-balance sheet and off-balance sheet being the Managed Basis allowance for loan losses.

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

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends as of March 31, 2009 and 2008. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	March 31,		March 31,
	2009		2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$11,205		$9,743
Loans in forbearance(2)	861		1,281
Loans in repayment and percentage of each status:
Loans current	9,410	83.8%	6,649	90.0%
Loans delinquent 31-60 days(3)	515	4.6	261	3.5
Loans delinquent 61-90 days(3)	403	3.6	148	2.0
Loans delinquent greater than 90 days(3)	905	8.0	330	4.5

Total Private Education Loans in repayment	11,233	100%	7,388	100%

Total Private Education Loans, gross	23,299		18,412
Private Education Loan unamortized discount	(535)		(496)

Total Private Education Loans	22,764		17,916
Private Education Loan receivable for partially charged-off loans	265		135
Private Education Loan allowance for losses	(1,384)		(1,074)

Private Education Loans, net	$21,645		$16,977

Percentage of Private Education Loans in repayment		48.2%		40.1%

Delinquencies as a percentage of Private Education Loans in repayment		16.2%		10.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		7.1%		14.8%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	March 31,		March 31,
	2009		2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,419		$4,780
Loans in forbearance(2)	619		1,639
Loans in repayment and percentage of each status:
Loans current	8,570	90.0%	7,128	95.3%
Loans delinquent 31-60 days(3)	297	3.1	151	2.0
Loans delinquent 61-90 days(3)	222	2.3	75	1.0
Loans delinquent greater than 90 days(3)	434	4.6	128	1.7

Total Private Education Loans in repayment	9,523	100%	7,482	100%

Total Private Education Loans, gross	13,561		13,901
Private Education Loan unamortized discount	(359)		(355)

Total Private Education Loans	13,202		13,546
Private Education Loan receivable for partially charged-off loans	109		41
Private Education Loan allowance for losses	(539)		(373)

Private Education Loans, net	$12,772		$13,214

Percentage of Private Education Loans in repayment		70.2%		53.8%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%		4.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.1%		18.0%

	Managed Basis Private Education
	Loan Delinquencies
	March 31, 2009		March 31, 2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$14,624		$14,523
Loans in forbearance(2)	1,480		2,920
Loans in repayment and percentage of each status:
Loans current	17,980	86.6%	13,777	92.6%
Loans delinquent 31-60 days(3)	812	3.9	412	2.8
Loans delinquent 61-90 days(3)	625	3.0	223	1.5
Loans delinquent greater than 90 days(3)	1,339	6.5	458	3.1

Total Private Education Loans in repayment	20,756	100%	14,870	100%

Total Private Education Loans, gross	36,860		32,313
Private Education Loan unamortized discount	(894)		(851)

Total Private Education Loans	35,966		31,462
Private Education Loan receivable for partially charged-off loans	374		176
Private Education Loan allowance for losses	(1,923)		(1,447)

Private Education Loans, net	$34,417		$30,191

Percentage of Private Education Loans in repayment		56.3%		46.0%

Delinquencies as a percentage of Private Education Loans in repayment		13.4%		7.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.7%		16.4%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Receivable for Partially Charged-Off Loans

The following tables summarize the activity in the receivable for partially charged-off loans (see “Activity in the Allowance for Private Education Loan Losses” below for a further discussion) for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009
	On-balance	Off-balance	Managed
	sheet	sheet	Basis

Receivable at beginning of period	$222.4	$91.1	$313.5
Expected future recoveries of current period defaults	53.0	19.6	72.6
Recoveries	(10.1)	(2.2)	(12.3)

Receivable at end of period	$265.3	$108.5	$373.8

	Three Months Ended March 31, 2008
	On-balance	Off-balance	Managed
	sheet	sheet	Basis

Receivable at beginning of period	$118.0	$27.6	$145.6
Expected future recoveries of current period defaults	26.8	15.4	42.2
Recoveries	(9.9)	(1.8)	(11.7)

Receivable at end of period	$134.9	$41.2	$176.1

Activity in the Allowance for Private Education Loan Losses

As discussed in the Company’s 2008 Annual Report on Form 10-K, filed with the SEC on March 2, 2009, the Company has changed its methodology used to present charge-offs related to Private Education Loans to more clearly reflect the expected loss. Net income, provision for loan loss expense, the net loan balance, default rate and expected recovery rate assumptions were not impacted by this change. Based on our historic experience, we expect to recover a portion of loans that default. This expected recovery is taken into account in arriving at our periodic provision for loan loss expense. Previously, once a loan was delinquent for 212 days, we charged off 100 percent of the loan balance, even though we had provisioned for the estimated loss of the defaulted loan balance, comprised of the full loan balance less the expected recovery.

The Company changed its methodology to charge off the estimated loss of the defaulted loan balance to be consistent with the amount included in the provision. Actual recoveries are applied against the remaining loan balance that was not charged off. If actual periodic recoveries are less than originally expected, the difference results in immediate additional provision expense and charge off of such amount.

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

As a result of this change, a $314 million receivable on a Managed basis ($222 million for GAAP) as of December 31, 2008, was reclassified from the allowance for loan loss to the Private Education Loan balance. This receivable for partially charged-off loans represents the expected future recoveries related to previously defaulted loans (i.e., the amount not charged off when a loan defaults that has not yet been collected). As of March 31, 2009, the Company assumes it will collect, on average, 27 percent of a defaulted loan’s balance over an extended period of time. This recovery assumption is based on historic recovery rates achieved and is updated, as appropriate, on a quarterly basis (see “Receivable for Partially Charged-off Loans,” above).

The following table summarizes changes in the allowance for Private Education Loan losses for the three months ended March 31, 2009 and 2008.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$1,308	$1,004	$505	$362	$1,813	$1,366
Provision for Private Education
Loan losses	203	119	94	41	297	160
Charge-offs	(139)	(58)	(63)	(31)	(202)	(89)
Reclassification of interest reserve(1)	12	9	3	1	15	10

Allowance at end of period	$1,384	$1,074	$539	$373	$1,923	$1,447

Charge-offs as a percentage of average loans in repayment (annualized)	5.1%	3.3%	2.7%	1.7%	4.0%	2.5%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.7%	2.8%	2.5%	1.4%	3.7%	2.0%
Allowance as a percentage of the ending total loan balance	5.9%	5.8%	3.9%	2.7%	5.2%	4.5%
Allowance as a percentage of ending loans in repayment	12.3%	14.5%	5.7%	5.0%	9.3%	9.7%
Average coverage of charge-offs (annualized)	2.5	4.7	2.1	2.9	2.3	4.0
Ending total loans(2)	$23,564	$18,547	$13,669	$13,942	$37,233	$32,489
Average loans in repayment	$11,107	$7,096	$9,413	$7,466	$20,520	$14,562
Ending loans in repayment	$11,233	$7,388	$9,523	$7,482	$20,756	$14,870

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at March 31, 2009 and March 31, 2008.

	March 31, 2009			March 31, 2008
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$32,137	$5,096	$37,233	$27,576	$4,913	$32,489
Ending loans in repayment	17,765	2,991	20,756	12,683	2,187	14,870
Private Education Loan allowance for losses	959	964	1,923	545	902	1,447
Charge-offs as a percentage of average loans in repayment (annualized)	2.2%	14.5%	4.0%	1.1%	10.3%	2.5%
Allowance as a percentage of ending total loan balance	3.0%	18.9%	5.2%	2.0%	18.4%	4.5%
Allowance as a percentage of ending loans in repayment	5.4%	32.2%	9.3%	4.3%	41.3%	9.7%
Average coverage of charge-offs (annualized)	2.4	2.3	2.3	3.9	4.1	4.0
Delinquencies as a percentage of Private Education Loans in repayment	9.7%	35.1%	13.4%	4.6%	23.3%	7.4%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.3%	19.1%	6.5%	1.8%	10.7%	3.1%
Loans in forbearance as a percentage of loans in repayment and forbearance	6.3%	8.5%	6.7%	15.5%	21.4%	16.4%

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Managed provision expense increased from $160 million in the first quarter of 2008 to $297 million in the first quarter of 2009. This increase is due to the continued weakening of the U.S. economy. The Private Education Loan portfolio has experienced a significant increase in delinquencies from the year-ago quarter and prior quarter and the Company expects a continued increase in charge-off levels in the near term. This increase in delinquency and charge-off levels was generally anticipated as of December 31, 2008 and as a result was reflected in our allowance for loan losses as of December 31, 2008. Managed delinquencies as a percentage of Private Education Loans in repayment increased from 10.2 percent as of December 31, 2008 to 13.4 percent as of March 31, 2009. Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 7.0 percent as of December 31, 2008 to 6.7 percent at March 31, 2009. On a year-over-year basis, overall delinquencies increased 6 percent while forbearances decreased 9.7 percent.

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

Forbearance involves granting the borrower a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance in this manner effectively extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting the forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of ultimate collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a borrower’s unique situation, including assumptions based on historical information and judgments. We combine borrower information with a risk-based segmentation model to assist in our decision making as to who will be granted forbearance based on our expectation of a borrower’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

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

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month end has decreased over the course of 2008 and 2009, while the monthly average amount of loans granted forbearance in the first quarter of 2009 was consistent with the year-ago quarter at 6.4 percent of loans in repayment and forbearance. As of March 31, 2009, 1.5 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current during March. The majority of these borrowers would have previously received a forbearance which resulted in their loan being reflected in the forbearance status at month end, and eventually entering repayment status as current at the end of the forbearance period. These borrowers are now being placed in repayment status earlier than they previously would have been.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, over 70 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 12.2 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses.

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance for the	entering repayment	loans never entering
	first time	(all loans)	forbearance

In-school/grace/deferment	8.1%	8.0%	2.6%
Current	54.9	59.9	66.1
Delinquent 31-60 days	3.2	2.0	.4
Delinquent 61-90 days	1.8	1.0	.2
Delinquent greater than 90 days	3.2	1.9	.3
Forbearance	6.8	4.8	—
Defaulted	12.2	6.3	4.7
Paid	9.8	16.1	25.7

Total	100%	100%	100%

The tables below show the composition and status of the Managed Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance decreases the longer the loans have been in active repayment status. At March 31, 2009, loans in forbearance status as a percentage of loans in repayment and forbearance are 8.7 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.5 percent for loans that have been in active repayment status for more than 48 months. Approximately 92 percent of our Managed Private Education Loans in forbearance status have been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due			Not Yet in
March 31, 2009	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$14,624	$14,624
Loans in forbearance	1,356	89	35	—	1,480
Loans in repayment — current	11,751	3,971	2,258	—	17,980
Loans in repayment — delinquent 31-60 days	674	91	47	—	812
Loans in repayment — delinquent 61-90 days	554	49	22	—	625
Loans in repayment — delinquent greater than 90 days	1,193	99	47	—	1,339

Total	$15,528	$4,299	$2,409	$14,624	36,860

Unamortized discount					(894)
Receivable for partially charged-off loans					374
Allowance for loan losses					(1,923)

Total Managed Private Education Loans, net					$34,417

Loans in forbearance as a percentage of loans in repayment and forbearance	8.7%	2.1%	1.5%	—%	6.7%

	Monthly Scheduled Payments Due			Not Yet in
March 31, 2008	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$14,523	$14,523
Loans in forbearance	2,759	124	37	—	2,920
Loans in repayment — current	9,242	2,884	1,651	—	13,777
Loans in repayment — delinquent 31-60 days	344	42	26	—	412
Loans in repayment — delinquent 61-90 days	194	19	10	—	223
Loans in repayment — delinquent greater than 90 days	388	46	24	—	458

Total	$12,927	$3,115	$1,748	$14,523	32,313

Unamortized discount					(851)
Receivable for partially charged-off loans					176
Allowance for loan losses					(1,447)

Total Managed Private Education Loans, net					$30,191

Loans in forbearance as a percentage of loans in repayment and forbearance	21.4%	4.0%	2.1%	—%	16.4%

The table below stratifies the portfolio of Managed Private Education Loans in forbearance status as of the dates indicated by the cumulative number of months the borrower has used forbearance. As detailed in the table below, 8 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	March 31, 2009		March 31, 2008
	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total

Up to 12 months	$994	67%	$2,059	71%
13 to 24 months	368	25	738	25
More than 24 months	118	8	123	4

Total	$1,480	100%	$2,920	100%

FFELP Loan Losses

FFELP Delinquencies and Forbearance

The tables below present our FFELP loan delinquency trends as of March 31, 2009 and 2008. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	March 31, 2009		March 31, 2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$44,679		$34,997
Loans in forbearance(2)	13,160		11,932
Loans in repayment and percentage of each status:
Loans current	57,925	84.4%	55,698	85.8%
Loans delinquent 31-60 days(3)	3,710	5.4	3,176	4.9
Loans delinquent 61-90 days(3)	2,017	3.0	1,643	2.5
Loans delinquent greater than 90 days(3)	4,963	7.2	4,366	6.8

Total FFELP loans in repayment	68,615	100%	64,883	100%

Total FFELP loans, gross	126,454		111,812
FFELP loan unamortized premium	2,428		2,317

Total FFELP loans	128,882		114,129
FFELP loan allowance for losses	(152)		(93)

FFELP loans, net	$128,730		$114,036

Percentage of FFELP loans in repayment		54.3%		58.0%

Delinquencies as a percentage of FFELP loans in repayment		15.6%		14.2%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.1%		15.5%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	March 31, 2009		March 31, 2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,095		$4,966
Loans in forbearance(2)	2,916		3,173
Loans in repayment and percentage of each status:
Loans current	12,216	83.4%	13,475	81.4%
Loans delinquent 31-60 days(3)	815	5.6	889	5.4
Loans delinquent 61-90 days(3)	432	2.9	500	3.0
Loans delinquent greater than 90 days(3)	1,189	8.1	1,682	10.2

Total FFELP loans in repayment	14,652	100%	16,546	100%

Total FFELP loans, gross	21,663		24,685
FFELP loan unamortized premium	554		591

Total FFELP loans	22,217		25,276
FFELP loan allowance for losses	(29)		(28)

FFELP loans, net	$22,188		$25,248

Percentage of FFELP loans in repayment		67.6%		67.0%

Delinquencies as a percentage of FFELP loans in repayment		16.6%		18.6%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.6%		16.1%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis FFELP
	Loan Delinquencies
	March 31,		March 31,
	2009		2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$48,774		$39,963
Loans in forbearance(2)	16,076		15,105
Loans in repayment and percentage of each status:
Loans current	70,141	84.2%	69,173	85.0%
Loans delinquent 31-60 days(3)	4,525	5.4	4,065	5.0
Loans delinquent 61-90 days(3)	2,449	3.0	2,143	2.6
Loans delinquent greater than 90 days(3)	6,152	7.4	6,048	7.4

Total FFELP loans in repayment	83,267	100%	81,429	100%

Total FFELP loans, gross	148,117		136,497
FFELP loan unamortized premium	2,982		2,908

Total FFELP loans	151,099		139,405
FFELP loan allowance for losses	(181)		(121)

FFELP loans, net	$150,918		$139,284

Percentage of FFELP loans in repayment		56.2%		59.7%

Delinquencies as a percentage of FFELP loans in repayment		15.8%		15.0%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.2%		15.7%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Activity in the Allowance for FFELP Loan Losses

The provision for FFELP loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses in the portfolio of FFELP loans.

The following table summarizes changes in the allowance for FFELP loan losses for the three months ended March 31, 2009 and 2008.

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$138	$89	$27	$29	$165	$118
Provision for FFELP loan losses	35	16	5	3	40	19
Charge-offs	(19)	(11)	(4)	(5)	(23)	(16)
Student loan sales and securitization activity	(2)	(1)	1	1	(1)	—

Allowance at end of period	$152	$93	$29	$28	$181	$121

Charge-offs as a percentage of average loans in repayment (annualized)	.11%	.07%	.12%	.11%	.11%	.08%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	.06%	.10%	.10%	.09%	.07%
Allowance as a percentage of the ending total loan balance	.12%	.08%	.13%	.11%	.12%	.09%
Allowance as a percentage of ending loans in repayment	.22%	.14%	.19%	.16%	.22%	.15%
Average coverage of charge-offs (annualized)	1.99	2.16	1.61	1.38	1.92	1.92
Ending total loans, gross	$126,454	$111,812	$21,663	$24,685	$148,117	$136,497
Average loans in repayment	$69,596	$65,086	$14,924	$16,921	$84,520	$82,007
Ending loans in repayment	$68,615	$64,883	$14,652	$16,546	$83,267	$81,429

Total Provisions for Loan Losses

The following tables summarize the total provisions for loan losses on both an on-balance sheet basis and a Managed Basis for the three months ended March 31, 2009 and 2008.

Total on-balance sheet loan provisions

	Three Months
	Ended
	March 31,
	2009	2008

Private Education Loans	$203	$119
FFELP Loans	35	16
Mortgage and consumer loans	12	2

Total on-balance sheet provisions for loan losses	$250	$137

Total Managed Basis loan provisions

	Three Months
	Ended
	March 31,
	2009	2008

Private Education Loans	$297	$160
FFELP Loans	40	19
Mortgage and consumer loans	12	2

Total Managed Basis provisions for loan losses	$349	$181

Provision expense for Private Education Loans was previously discussed above (see “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses”).

Provision for FFELP loans has increased over the year-ago quarter as a result of an expected increase in FFELP loan charge-offs arising from the continued weakening of the U.S. economy.

Total Loan Charge-offs

The following tables summarize the total loan charge-offs on both an on-balance sheet basis and a Managed Basis for the three months ended March 31, 2009 and 2008.

Total on-balance sheet loan charge-offs

	Three Months
	Ended
	March 31,
	2009	2008

Private Education Loans	$139	$58
FFELP Loans	19	11
Mortgage and consumer loans	5	5

Total on-balance sheet loan charge-offs	$163	$74

Total Managed loan charge-offs

	Three Months
	Ended
	March 31,
	2009	2008

Private Education Loans	$202	$89
FFELP Loans	23	16
Mortgage and consumer loans	5	5

Total Managed loan charge-offs	$230	$110

The increase in charge-offs on FFELP loans is the result of the impact of the weakening U.S. economy. See “Private Education Loan Losses — Activity in the Allowance for Private Education Loan Losses,” above, for a discussion of charge-offs related to our Private Education Loans.

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
	Volume	Rate	Volume	Rate

Student loan premiums paid:
Internal lending brands — FFELP	$5,797	.90%	$3,433	2.85%
Internal lending brands — Private	1,356	—	2,212	.03
Lender Partners — FFELP	1,308	1.50	2,228	3.15
Lender Partners — Private	44	—	87	—

Total	8,505	.85	7,960	2.12
Other purchases(1)	194	.65	207	.60

Subtotal base purchases	8,699	.84	8,167	2.08
Consolidation originations	—	—	541	2.24

Total	$8,699	.84%	$8,708	2.09%

(1)	Primarily includes spot purchases, other commitment clients, and subsidiary acquisitions.

Premiums paid as a percentage of principal balance for both internal lending brands and lender partner volume can be impacted by Front-End Borrower Benefits where we pay the origination fee and/or federal guaranty fee on behalf of borrowers. Historically, this offered benefit had the impact of increasing the effective premium rate on the loan volume over time as this benefit was offered to a larger segment of our loan originations. During the first half of 2008, the Company suspended participation in the federal consolidation loan program and also discontinued subsidizing on behalf of borrowers the federally mandated Stafford loan origination fee for loans guaranteed after May 2, 2008. As a result, we expect and have seen our premiums decline on this volume in 2008 and 2009. Declines in lender partner premiums will lag those of internal lending brands since acquisitions of lender partner volume may relate to loans originated in prior periods when the Front-End Borrower Benefits were still being offered.

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

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$7,105	$1,400	$8,505
Other commitment clients	80	—	80
Spot purchases	114	—	114
Consolidations from third parties	—	—	—
Consolidations and clean-up calls of off-balance sheet securitized loans	1,528	666	2,194
Capitalized interest, premiums and discounts	565	194	759

Total on-balance sheet student loan acquisitions	9,392	2,260	11,652
Consolidations and clean-up calls of off-balance sheet securitized loans	(1,528)	(666)	(2,194)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	89	117	206

Total Managed student loan acquisitions	$7,953	$1,711	$9,664

	Three Months Ended
	March 31, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$5,661	$2,299	$7,960
Other commitment clients	185	—	185
Spot purchases	22	—	22
Consolidations from third parties	450	91	541
Consolidations and clean-up calls of off-balance sheet securitized loans	108	169	277
Capitalized interest, premiums and discounts	542	164	706

Total on-balance sheet student loan acquisitions	6,968	2,723	9,691
Consolidations and clean-up calls of off-balance sheet securitized loans	(108)	(169)	(277)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	98	157	255

Total Managed student loan acquisitions	$6,958	$2,711	$9,669

Total On-Balance Sheet Assets — Lending Business Segment

The following table includes on-balance sheet asset information for our Lending business segment.

	March 31,	December 31,
	2009	2008

FFELP Stafford and Other Student Loans, net	$43,444	$44,025
FFELP Stafford Loans Held-for-Sale	14,400	8,451
FFELP Consolidation Loans, net	70,886	71,744
Private Education Loans, net	21,645	20,582
Other loans, net	684	729
Investments(1)	7,310	8,445
Retained Interest in off-balance sheet securitized loans	1,951	2,200
Other(2)	8,660	9,947

Total assets	$168,980	$166,123

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Loan Originations

The Company originates loans under its own brand names, which we refer to as internal lending brands, and also through Lender Partners under forward contracts to purchase loans at contractual prices.

Our FFELP internal brand originations were up sharply in the first quarter of 2009, increasing 61 percent from the year-ago quarter. Our FFELP lender partner originations declined 65 percent over the same period. A number of these Lender Partners, including some of our largest originators, have converted to third-party servicing arrangements in which we service loans on their behalf.

Consistent with our announcement in the first quarter of 2008 that we are tightening our private credit lending standards and ceasing non-traditional lending, Private Education Loan originations declined 39 percent from the year-ago period to $1.5 billion in the quarter ended March 31, 2009.

At March 31, 2009, the Company was committed to purchase $1.8 billion of loans originated by our Lender Partners ($1.0 billion of FFELP loans and $.8 billion of Private Education Loans). Approximately $.6 billion of these FFELP loans were originated prior to CCRAA. Approximately $.2 billion of these FFELP loans are eligible for ED’s Purchase and Participation Programs (see “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”).

The following tables summarize our loan originations by type of loan and source.

	Three Months
	Ended
	March 31,
	2009	2008

Loan Originations — Internal lending brands
Stafford	$4,925	$2,859
PLUS	597	546
GradPLUS	275	194

Total FFELP	5,797	3,599
Private Education Loans	1,356	2,225

Total	$7,153	$5,824

	Three Months
	Ended
	March 31,
	2009	2008

Loan Originations — Lender Partners
Stafford	$772	$2,107
PLUS	51	272
GradPLUS	18	42

Total FFELP	841	2,421
Private Education Loans	160	253

Total	$1,001	$2,674

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP loan portfolios.

	On-Balance Sheet
	Three Months Ended March 31, 2009
				Total
	FFELP	FFELP		Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,476	$71,744	$124,220	$20,582	$144,802
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(243)	(121)	(364)	(4)	(368)

Net consolidations	(243)	(121)	(364)	(4)	(368)
Acquisitions	7,590	274	7,864	1,594	9,458

Net acquisitions	7,347	153	7,500	1,590	9,090

Internal consolidations(2)	—	—	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,979)	(1,012)	(2,991)	(527)	(3,518)

Ending balance	$57,844	$70,885	$128,729	$21,645	$150,374

	Off-Balance Sheet
	Three Months Ended March 31, 2009
				Total
	FFELP	FFELP		Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$7,143	$15,531	$22,674	$12,917	$35,591
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(110)	(26)	(136)	(3)	(139)

Net consolidations	(110)	(26)	(136)	(3)	(139)
Acquisitions	41	48	89	117	206

Net acquisitions	(69)	22	(47)	114	67

Internal consolidations(2)	—	—	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(228)	(210)	(438)	(259)	(697)

Ending balance	$6,846	$15,343	$22,189	$12,772	$34,961

	Managed Portfolio
	Three Months Ended March 31, 2009
				Total
	FFELP	FFELP		Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$59,619	$87,275	$146,894	$33,499	$180,393
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(353)	(147)	(500)	(7)	(507)

Net consolidations	(353)	(147)	(500)	(7)	(507)
Acquisitions	7,631	322	7,953	1,711	9,664

Net acquisitions	7,278	175	7,453	1,704	9,157

Internal consolidations(2)	—	—	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(2,207)	(1,222)	(3,429)	(786)	(4,215)

Ending balance(3)	$64,690	$86,228	$150,918	$34,417	$185,335

Total Managed Acquisitions(4)	$7,631	$322	$7,953	$1,711	$9,664

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of March 31, 2009, the ending balance includes $19.8 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three Months Ended March 31, 2008
				Total
	FFELP	FFELP		Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$35,726	$73,609	$109,335	$14,818	$124,153
Net consolidations:
Incremental consolidations from third parties	—	450	450	91	541
Consolidations to third parties	(241)	(71)	(312)	(16)	(328)

Net consolidations	(241)	379	138	75	213
Acquisitions	6,058	352	6,410	2,463	8,873

Net acquisitions	5,817	731	6,548	2,538	9,086

Internal consolidations(2)	(377)	493	116	158	274
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(998)	(965)	(1,963)	(537)	(2,500)

Ending balance	$40,168	$73,868	$114,036	$16,977	$131,013

	Off-Balance Sheet
	Three Months Ended March 31, 2008
				Total
	FFELP	FFELP		Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,472	$16,441	$25,913	$13,510	$39,423
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(52)	(14)	(66)	(31)	(97)

Net consolidations	(52)	(14)	(66)	(31)	(97)
Acquisitions	49	49	98	157	255

Net acquisitions	(3)	35	32	126	158

Internal consolidations(2)	(82)	(34)	(116)	(158)	(274)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(376)	(205)	(581)	(264)	(845)

Ending balance	$9,011	$16,237	$25,248	$13,214	$38,462

	Managed Portfolio
	Three Months Ended March 31, 2008
				Total
	FFELP	FFELP		Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$45,198	$90,050	$135,248	$28,328	$163,576
Net consolidations:
Incremental consolidations from third parties	—	450	450	91	541
Consolidations to third parties	(293)	(85)	(378)	(47)	(425)

Net consolidations	(293)	365	72	44	116
Acquisitions	6,107	401	6,508	2,620	9,128

Net acquisitions	5,814	766	6,580	2,664	9,244

Internal consolidations(2)	(459)	459	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,374)	(1,170)	(2,544)	(801)	(3,345)

Ending balance(3)	$49,179	$90,105	$139,284	$30,191	$169,475

Total Managed Acquisitions(4)	$6,107	$851	$6,958	$2,711	$9,669

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of March 31, 2008, the ending balance includes $3.5 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

Other Income — Lending Business Segment

The following table summarizes the components of “Core Earnings” other income, net, for our Lending business segment for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended
	March 31,
	2009	2008

Late fees and forbearance fees	$37	$37
Gains on debt repurchases	64	—
Gains (losses) on sales of loans and securities, net	—	1
Other	1	6

Total other income, net	$102	$44

The increase in other income is due to the Company’s repurchase of unsecured debt during the first quarter of 2009. The Company began to repurchase its unsecured debt in the second quarter of 2008.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended
	March 31,
	2009	2008

Sales and originations	$49	$74
Servicing	56	64
Corporate overhead	26	26

Total operating expenses	$131	$164

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. The decrease in operating expenses versus the year-ago period was primarily due to the Company’s continued cost reduction efforts. As a result, operating expenses were 29 basis points and 39 basis points of average managed student loans in the first quarter of 2009 versus the first quarter of 2008.

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

	Three Months Ended March 31, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$2	$—	$73	$75
Collections revenue (loss)	43	(65)	—	(22)

Total income (loss)	45	(65)	73	53
Restructuring expenses	1	1	—	2
Operating expenses	39	6	43	88

Total expenses	40	7	43	90
Net interest expense	3	1	2	6

Income (loss) before income tax expense (benefit) and noncontrolling interest	2	(73)	28	(43)
Income tax expense (benefit)	1	(27)	10	(16)

Income (loss) before noncontrolling interest	1	(46)	18	(27)
Noncontrolling interest	—	—	—	—

“Core Earnings” net income (loss)	$1	$(46)	$18	$(27)

	Three Months Ended March 31, 2008
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$3	$—	$82	$85
Collections revenue	51	5	—	56

Total income	54	5	82	141
Restructuring expenses	1	—	—	1
Operating expenses	51	10	44	105

Total expenses	52	10	44	106
Net interest expense	3	1	3	7

Income (loss) before income tax expense (benefit) and noncontrolling interest	(1)	(6)	35	28
Income tax expense	(1)	(2)	13	10

Income (loss) before noncontrolling interest	—	(4)	22	18
Noncontrolling interest	—	—	—	—

“Core Earnings” net income	$—	$(4)	$22	$18

The Company has concluded that its APG purchased paper businesses no longer produce a strategic fit. The Company sold its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. The Company recorded a $56 million loss on this business in the third quarter of 2008, and adjusted this loss amount to $51 million in the fourth quarter of 2008 based on the final sales price.

The Company continues to wind down the domestic side of its Purchased Paper — Non-Mortgage and Purchased Paper — Mortgage/Properties businesses. The Company will continue to consider opportunities to sell these businesses at acceptable prices in the future.

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company is committed to buy purchased paper in April 2009 at a purchase price of approximately $1 million. The Company will not buy any additional purchased paper in excess of these obligations. The Company recognized $3 million and $9 million of impairment in the first quarter of 2009 and 2008, respectively. The total impairment for the year ended December 31, 2008 was $55 million.

The Company’s Purchased Paper — Mortgage/Properties business has not purchased any new mortgage/property assets since March 2008 and will work-out and liquidate its portfolio as quickly and economically as possible. In the first quarter of 2009, real estate values continued to decline as a result of the weakening U.S. economy and expected future resolution time-frames were extended, resulting in the impairment of $74 million in the first quarter of 2009 compared to $14 million in the first quarter of 2008. The total impairment for the year ended December 31, 2008 was $262 million.

Purchased Paper — Non-Mortgage

	Three Months
	Ended
	March 31,
	2009	2008

Face value of purchases for the period	$388	$1,529
Purchase price for the period	29	143
Purchase price as a percentage of face value purchased	7.5%	9.4%
Gross Cash Collections (“GCC”)	$156	$159
Collections revenue (loss)	43	52
Collections revenue (loss) as a percentage of GCC	27%	32%
Carrying value of purchased paper	$459	$623

Purchased Paper — Mortgage/Properties

	Three Months
	Ended
	December 31,
	2009	2008

Face value of purchases for the period	$—	$39
Collections revenue (loss), net of impairments	(65)	5
Collateral value of purchases	—	29
Purchase price for the period	—	19
Purchase price as a percentage of collateral fair value	—%	66%
Carrying value of purchased paper	$533	$1,130
Carrying value of purchased paper as a percentage of collateral fair value	67%	77%

The carrying value of purchased paper (the basis we carry on our balance sheet) as a percentage of collateral fair value has decreased in the first quarter of 2009 as a result of the significant impairment recognized this quarter.

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our APG business segment.

	March 31,	December 31,
	2009	2008

Contingency:
Student loans	$9,234	$8,498
Other	1,725	1,752

Total	$10,959	$10,250

Operating Expenses — APG Business Segment

For the quarters ended March 31, 2009 and 2008, operating expenses for the APG business segment totaled $88 million and $105 million, respectively. The decrease in operating expense from the year-ago quarter was primarily due to the Company’s continued cost reduction efforts

At March 31, 2009 and December 31, 2008, the APG business segment had total assets of $1.7 billion and $2.1 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

			% Increase
	Three Months		(Decrease)
	Ended March 31,		2009 vs.
	2009	2008	2008

Net interest income after provisions for loan losses	$1	$1	—%
Guarantor servicing fees	34	35	(3)
Loan servicing fees	10	6	67
Upromise	25	26	(4)
Other	14	19	(26)

Total other income	83	86	(3)
Restructuring expenses	2	5	(60)
Operating expenses	72	70	3

Total expenses	74	75	(1)

Income before income tax expense	10	12	(17)
Income tax expense	3	5	(40)

“Core Earnings” net income	$7	$7	—%

United Student Aid Funds, Inc. (“USA Funds”), the nation’s largest guarantee agency, accounted for 88 percent and 88 percent, respectively, of guarantor servicing fees and 5 percent and 16 percent, respectively, of revenues associated with other products and services for the quarters ended March 31, 2009 and 2008.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment for the three months ended March 31, 2009 and 2008.

	Three Months
	Ended March 31,
	2009	2008

Operating expenses	$23	$23
Upromise	22	24
General and administrative expenses	27	23

Total operating expenses	$72	$70

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

At March 31, 2009 and December 31, 2008, the Corporate and Other business segment had total assets of $824 million and $685 million, respectively.

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

On August 14, 2008, the Company received its initial advance under the Participation Program. As of March 31, 2009, the Company had $13.5 billion of advances outstanding under the Participation Program.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than June 30, 2009, and fully disbursed before June 30, 2009, and meet certain other requirements including with respect to borrower benefits. Funding for the ED Conduit Program will be provided by the capital markets at a cost based on market rates. The ED Conduit Program will have a term of five years. Approximately $16.0 billion of our Stafford and PLUS loans (excluding loans currently in the Participation Program) were eligible for funding under the ED Conduit Program as of March 31, 2009. We expect to utilize the ED Conduit Program to fund a significant percentage of these assets over time. The initial funding under the ED Conduit Program is expected to occur in the second quarter of 2009.

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

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings and indentured trusts, comprised 80 percent of our Managed debt outstanding at March 31, 2009 versus 75 percent at March 31, 2008.

Sallie Mae Bank

During the fourth quarter of 2008, Sallie Mae Bank, our Utah banking subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits primarily through intermediaries in the retail brokered CD market. In the first quarter of 2009, Sallie Mae Bank raised $1.2 billion of term bank deposits with a weighted average life of 3.2 years and a weighted average fixed cost of approximately 3.24 percent. As of March 31, 2009, total term bank deposits were $3.3 billion. We expect Sallie Mae Bank to fund newly originated Private Education Loans by continuing to raise term bank deposits. As of March 31, 2009, $3.3 billion of Private Education Loans were held at the Sallie Mae Bank. We ultimately expect to raise long-term financing, through Private Education Loan securitizations or otherwise, to fund these loans.

ABS Transactions

On January 6, 2009, we closed a $1.5 billion 12.5 year asset-backed securities based facility. This facility will be used to provide up to $1.5 billion term financing for Private Education Loans. The fully utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, we completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the asset-backed securities based facility for this issuance was $1.1 billion at the expected cost of LIBOR plus 5.75 percent.

In April 2009, we completed three FFELP term ABS transactions totaling $5.1 billion. The FFELP transactions were both public and private transactions composed primarily of FFELP consolidation loans which were not eligible for the ED Conduit Program or TALF. Although we have demonstrated our access to the ABS market in 2009 and we expect ABS financing to remain our primary source of funding over the long term, we expect our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. At present, we are unable to predict when market conditions will allow for more regular, reliable and cost-effective access to the term ABS market.

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP student loan ABCP conduit facility (the “2008 FFELP ABCP Facility”); (ii) a $5.9 billion Private Education Loan ABCP conduit facility (the “2008 Private Education Loan ABCP Facility”) (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities was 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities is approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding up-front and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varies based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized up-front fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable ABCP facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset- Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market. Funding under the 2008 Asset-Backed Financing Facilities is subject to usual and customary conditions.

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

The maximum amount the Company may borrow under the 2008 ABCP Facilities is limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of March 31, 2009, the maximum borrowing amount was approximately $21.1 billion under the FFELP ABCP Facilities and $2.7 billion under the Private Education Loan ABCP Facility. The 2008 Asset-Backed Financing Facilities are subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

Borrowings under the 2008 Asset-Backed Financing Facilities are nonrecourse to the Company. As of March 31, 2009, the Company had $25.5 billion outstanding in connection with the 2008 Asset-Backed Financing Facilities. The book basis of the assets securing these facilities as of March 31, 2009 was $31.9 billion. $3.9 billion of this overcollateralization related to the 2008 FFELP ABCP Facility and 2008 Asset-Backed Loan Facility, and $2.5 billion related to the 2008 Private Education Loan ABCP Facility.

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

On April 24, 2009, the Company extended the maturity of $21.8 billion of the 2008 FFELP ABCP Facility for one year. The 2008 FFELP ABCP Facility is now scheduled to mature on April, 23, 2010. The Company also extended its 2008 Asset-Backed Loan Facility in the amount of $1.5 billion. The 2008 Asset-Backed Loan Facility is now scheduled to mature on June 26, 2009. A total of $86 million in fees were paid related to these extensions. The 2008 Private Education Loan ABCP Facility was paid off and terminated on April 24, 2009. The stated borrowing rate of the 2008 FFELP ABCP Facility is the applicable funding rate plus 130 basis points (not including the upfront fees). The applicable funding rate will generally be the commercial paper rate. The $21.8 billion extended facility contains two contractual reductions which will require the facility limit to be reduced to $15.2 billion on June 30, 2009 and subsequently to $10.9 billion on September 30, 2009. Failure to meet these specified reductions will result in an increase in the spread to the applicable funding rate to 300 basis points. The Company expects to materially reduce the size of the 2008 FFELP ABCP Facility prior to maturity through a combination of asset securitizations and through the utilization of the ED Conduit Program. If the Company does not negotiate an extension or pay off all outstanding amounts of the 2008 FFELP ABCP Facility at maturity, the facility will extend by 90 days with the interest rate generally increasing to LIBOR plus 250 basis points to 550 basis points over the 90 day period. The other terms of the facilities remained materially unchanged.

Term Asset-Backed Securities Loan Facility (“TALF”)

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business asset-backed securities (“ABS”) at lower interest rate spreads. As proposed, the U.S. Government’s Term Asset-Backed Securities Loan Facility (“TALF”) will provide investors with funding of up to three years for eligible ABS rated by two or more rating agencies in the highest investment-grade rating category. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and private student loans first disbursed since May 1, 2007. As of March 31, 2009, we had approximately $17.4 billion of student loans eligible to serve as collateral for ABS funded under TALF; this amount does not include loans eligible for ECASLA financing programs. The Federal Reserve Bank launched the TALF program on March 3, 2009. While we expect TALF to improve our access to and reduce our cost of ABS funding, we are unable to predict, at this time, the impact TALF will ultimately have on our funding activities.

On May 5, 2009, we priced a $2.6 billion Private Education Loan securitization for settlement on May 12, 2009. The issue bears a coupon of 1 month LIBOR plus 6.0 percent and is callable at the issuer’s option at 93 percent of the face amount of the ABS issued between November 15, 2011 and April 15, 2012. If the issue is called on November 15, 2011, we expect the effective cost of the bond financing will be approximately 1 month LIBOR plus 3.7 percent.

Auction Rate Securities

At March 31, 2009, we had $3.3 billion of taxable and $1.4 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively, on a Managed Basis. Since February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, all of the Company’s auction rate securities as of March 31, 2009 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s $1.4 billion of tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 3.15 percent during the first quarter of 2009.

Reset Rate Notes

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the reset rate notes are reset. The Company also has the option to repurchase the reset rate note prior to a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on its remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent, until such time as the bonds are successfully remarketed or repurchased. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at March 31, 2009, $903 million of our reset rate notes bore interest at LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible additional reset rate notes will experience failed remarketings. As of March 31, 2009, on a Managed Basis, the Company had $3.7 billion and $2.5 billion of reset rate notes due to be remarketed in 2009 and 2010, respectively, and an additional $8.5 billion to be remarketed thereafter.

Primary Sources of Liquidity and Available Capacity

We expect to fund our ongoing liquidity needs, including the origination of new loans and the repayment of $3.8 billion of the remaining senior unsecured notes maturing in 2009, through our current cash and investment portfolio, cash flow provided by earnings and repayment of principal on unencumbered student loan assets, the liquidity facilities made available by ED, TALF, the 2008 Asset-Backed Financing Facilities, the issuance of term ABS, term bank deposits, and, to a lesser extent, if possible, unsecured debt and other sources.

To supplement our funding sources, we maintained an additional $5.2 billion in unsecured revolving credit facilities as of March 31, 2009. These facilities include a $1.4 billion revolving credit facility maturing in October 2009; $1.9 billion maturing in October 2010; and $1.9 billion maturing in October 2011. They do not include a $0.3 billion commitment from a subsidiary of Lehman Brothers Holding, Inc. On April 24, 2009, the $1.4 billion revolving credit facility maturing in October 2009 was retired and the $1.9 billion revolving credit facility maturing in October 2011 was reduced to $1.6 billion in conjunction with the extension of the 2008 ABCP Facilities. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.2 billion as of March 31, 2009. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with the minimum net adjusted revenue test as of the quarter ended March 31, 2009. In the past, we have not relied upon our unsecured revolving credit facilities as a primary source of liquidity. Although we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

The following table details our primary sources of primary and stand-by liquidity and the available capacity at March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
	Available Capacity	Available Capacity

Sources of primary liquidity available for new FFELP Stafford and PLUS loan originations:
ED Purchase and Participation Programs(1)	Unlimited(1)	Unlimited(1)
Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$3,064	$4,070
U.S. Treasury-backed securities	—	—
Commercial paper and asset-backed commercial paper	410	801
Certificates of deposit	—	—
Other(2)	184	133

Total unrestricted cash and liquid investments(3)(4)(5)	3,658	5,004
Unused commercial paper and bank lines of credit(6)(7)	5,192	5,192
2008 FFELP ABCP Facilities	122	807
2008 Private Education Loan ABCP Facility	5	332

Total sources of primary liquidity for general corporate purposes	8,977	11,335
Sources of stand-by liquidity:
Unencumbered FFELP loans(8)	5,001	5,222

Total sources of primary and stand-by liquidity for general corporate purposes(9)	$13,978	$16,557

(1)	The ED Purchase and Participation Programs provide unlimited funding for eligible FFELP Stafford and PLUS loans made by the Company for the academic years 2008-2009 and 2009-2010. See “ED Funding Programs” discussed earlier in this section.

(2)	At March 31, 2009 and December 31, 2008, includes $64 million and $97 million, respectively, due from The Reserve Primary Fund (see “Counterparty Exposure” below).

(3)	At March 31, 2009 and December 31, 2008, excludes $18 million and $26 million, respectively, of investments pledged as collateral related to certain derivative positions and $73 million and $82 million, respectively, of other non-liquid investments, classified as cash and investments on our balance sheet in accordance with GAAP.

(4)	At March 31, 2009 and December 31, 2008, includes $911 million and $1.6 billion, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(5)	At March 31, 2009 and December 31, 2008, includes $802 million and $1.1 billion, respectively, of cash and liquid investments at Sallie Mae Bank, for which Sallie Mae Bank is not authorized to dividend to the Company without FDIC approval. This cash will be used primarily to originate Private Education Loans.

(6)	At March 31, 2009, unused bank lines of credit exclude the impact of the reduction in commitments of $1.7 billion effective April 24, 2009 as described above.

(7)	At both March 31, 2009 and December 31, 2008, excludes commitments of $308 million, respectively, from Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc. Lehman Brothers Holdings, Inc. declared bankruptcy on September 15, 2008. On April 24, 2009, the Lehman exposure was reduced to $215 million as a result of the overall reduction in the unsecured revolving credit facilities.

(8)	The balance at December 31, 2008 included $486 million (face amount and accrued interest) of student loans committed to be sold to ED that settled in January 2009. The balance at March 31, 2009 and December 31, 2008 also included approximately $605 million and $241 million, respectively of unencumbered FFELP student loans qualified to be financed by ED’s Participation Program that were subsequently financed under that program.

(9)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At

March 31, 2009, we had a total of $32.4 billion of unencumbered assets, including goodwill and acquired intangibles. Student loans, net, comprised $19.2 billion of this unencumbered asset total.

Counterparty Exposure

As of March 31, 2009, the Company had certain exposures to counterparties impacted by the ongoing credit market dislocation. Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to the Company.

Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., is a party to the Company’s unsecured revolving credit facilities under which they provide the Company with a $308 million commitment. Lehman Brothers Holdings Inc. declared bankruptcy on September 15, 2008. The Company is operating under the assumption that the lending commitment of Lehman Brothers Bank, FSB, will not be honored if drawn upon. While the Company continues to explore various options, it does not anticipate replacing its commitment from Lehman Brothers Bank, FSB. On April 24, 2009, the Lehman exposure was reduced to $215 million as a result of the overall reduction in the unsecured revolving credit facilities.

To provide liquidity for future cash needs, SLM invests in high quality money market investments. At March 31, 2009, the Company had investments of $64 million with The Reserve Primary Fund (“The Fund”). In September 2008, the Company requested redemption of all monies invested in The Fund prior to The Fund’s announcement that it suspended distributions as a result of The Fund’s exposure to Lehman Brothers Holdings Inc.’s bankruptcy filing and The Fund’s net asset value being below one dollar per share. The Company was originally informed by The Fund that the Company would receive its entire investment amount. Subsequently, the SEC granted The Fund an indefinite extension to pay distributions as The Fund is being liquidated. The Company has received, to date, a total of $428 million of an initial investment of $500 million from The Fund. The Company anticipates further delay of remaining distributions and a potential loss on its investments, even though the Company is legally entitled to receive 100 percent of its remaining investment amount. In the fourth quarter of 2008, we recorded an impairment of $8 million related to our investment in the Fund.

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

The Company has liquidity exposure related to collateral movements between SLM Corporation and its derivative counterparties. The collateral movements can increase or decrease our primary liquidity depending on the nature of the collateral (whether cash or securities), and on movements in the value of the derivatives, which are primarily impacted by changes in interest rate and foreign currency exchange rates. These movements may require the Company to return cash collateral posted or may require the Company to access primary liquidity to post collateral to counterparties. Additionally, when securities are posted as collateral to the Company, the Company generally has the right to re-pledge or sell the security. As of March 31, 2009, the Company held $911 million of cash collateral in unrestricted cash accounts.

The table below highlights exposure related to our derivative counterparties at March 31, 2009.

		On-Balance Sheet	Off-Balance Sheet
	SLM Corporation	Securitizations	Securitizations
	Contracts	Contracts	Contracts

Exposure, net of collateral	$187	$823	$581
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	74%	40%	43%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%	0%

Managed Borrowings

Ending Balances

The following tables present the ending and average balances and average interest rates of our Managed borrowings for the three months ended March 31, 2009 and 2008. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

	As of March 31,
	2009			2008
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$5,052	$29,840	$34,892	$10,086	$33,187	$43,273
Term bank deposits	1,066	2,215	3,281	651	—	651
Indentured trusts (on-balance sheet)	—	1,924	1,924	109	2,340	2,449
2008 Asset-Backed Financing Facilities (on-balance sheet)(1)	25,519	—	25,519	24,717	—	24,717
ED Participation Program facility (on-balance sheet)(2)	13,530	—	13,530	—	—	—
Securitizations (on-balance sheet)	—	80,585	80,585	—	71,025	71,025
Securitizations (off-balance sheet)	—	36,359	36,359	—	40,912	40,912
Other	1,154	—	1,154	2,521	—	2,521

Total	$46,321	$150,923	$197,244	$38,084	$147,464	$185,548

(1)	Includes $1.9 billion and $2.0 billion outstanding in the 2008 Asset-Backed Loan Facility at March 31, 2009 and 2008, respectively.

(2)	The Company has the option of paying off this amount with cash or by putting the loans to ED as previously discussed.

Average Balances

	Three Months Ended March 31,
	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Unsecured borrowings	$35,432	2.28%	$42,976	4.11%
Term bank deposits	2,729	3.93	460	4.63
Indentured trusts (on-balance sheet)	1,973	1.46	2,532	4.84
2008 Asset-Backed Financing Facilities (on-balance sheet)(1)	25,275	3.13	25,881	5.08
ED Participation Program facility (on-balance sheet)	11,122	3.13	—	—
Securitizations (on-balance sheet)	80,164	1.69	69,750	3.59
Securitizations (off-balance sheet)	36,795	1.21	41,467	3.83
Other	1,376	.66	2,042	3.32

Total	$194,866	2.00%	$185,108	3.99%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of May 7, 2009.

	Moody’s		S&P	Fitch

Short-term unsecured debt	P-2	(1)	A-3	F3	(1)
Long-term senior unsecured debt	Baa2	(1)	BBB-	BBB(1)

(1)	Under review for potential downgrade.

The table below presents our unsecured on-balance sheet funding by funding source for the three months ended March 31, 2009 and 2008.

	Debt Issued For
	the Three Months
	Ended		Outstanding at
	March 31,		March 31,
	2009	2008	2009	2008

Convertible debentures	$—	$—	$—	$—
Retail notes	—	—	3,820	4,169
Foreign currency denominated notes(1)	—	—	11,971	12,808
Extendible notes	—	—	31	5,747
Global notes (Institutional)	—	—	18,472	19,952
Medium-term notes (Institutional)	—	—	598	597

Total unsecured corporate borrowings	—	—	34,892	43,273
Term bank deposits	1,156	462	3,281	651

Total	$1,156	$462	$38,173	$43,924

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three months ended March 31, 2009 and 2008. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended March 31,
	2009				2008
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS loans(1)					3	4,700
FFELP Consolidation Loans(1)	—	—			—	—
Private Education Loans(1)	1	2,891			—	—

Total securitizations — financings	1	2,891			3	4,700

Total securitizations	1	$2,891			3	$4,700

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after initial settlement of the securitization, which do not relate to the reissuance of third-party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of March 31, 2009, December 31, 2008 and March 31, 2008.

	As of March 31, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$269	$832	$850	$1,951
Underlying securitized loan balance	6,765	14,899	13,669	35,333
Weighted average life	2.9 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.10%	.23%	5.83%
Residual cash flows discount rate	11.1%	12.1%	31.5%

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

	As of March 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$414	$804	$1,656	$2,874
Underlying securitized loan balance	8,907	15,777	13,901	38,585
Weighted average life	2.8 yrs.	7.3 yrs.	6.6 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	0-30%	3-8%	1-30%
Life of loan — repayment status	17%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.11%	.21%	5.56%
Residual cash flows discount rate	12.0%	9.6%	13.9%

(1)	Includes $670 million, $762 million, and $452 million related to the fair value of the Embedded Floor Income as of March 31, 2009, December 31, 2008, and March 31, 2008, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	The Company had no unrealized gains (pre-tax) in accumulated other comprehensive income that related to the Retained Interests for any of the periods presented.

(3)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(4)	Remaining expected credit losses as of the respective balance sheet date.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at March 31, 2009 and December 31, 2008 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Managed Student Loan Balances, net” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances” earlier in this section.)

	March 31,	December 31,
	2009	2008

Off-Balance Sheet Assets:
Total student loans, net	$34,961	$35,591
Restricted cash and investments	1,370	1,557
Accrued interest receivable	807	937

Total off-balance sheet assets	37,138	38,085
Off-Balance Sheet Liabilities:
Debt, par value	36,426	37,228
Debt, unamortized discount and deferred issuance costs	(67)	(69)

Total debt	36,359	37,159
Accrued interest payable	67	166

Total off-balance sheet liabilities	36,426	37,325

Off-Balance Sheet Net Assets	$712	$760

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

The following table summarizes the components of servicing and securitization revenue for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,	March 31,
	2009	2008

Servicing revenue	$58	$64
Securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	81	86

Servicing and securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	139	150
Embedded Floor Income	73	62
Less: Floor Income previously recognized in gain calculation	(47)	(16)

Net Embedded Floor Income	26	46

Servicing and securitization revenue, before impairment and unrealized fair value adjustment	165	196
Unrealized fair value adjustment	(261)	(88)
Retained Interest impairment	—	—

Total servicing and securitization revenue	$(96)	$108

Average off-balance sheet student loans	$35,576	$39,163

Average balance of Retained Interest	$2,138	$2,972

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	(1.09)%	1.11%

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans and the unrealized fair value adjustments.

As of March 31, 2009, the Company had changed the following significant assumptions compared to those used as of December 31, 2008, to determine the fair value of the Residual Interests:

•	Life of loan default rate assumptions for Private Education loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $49 million unrealized mark-to-market loss.

•	The discount rate assumption related to the Private Education Loan was increased. The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate for the purpose of arriving at a discount rate, in light of the current economic and credit uncertainty that exists in the market as of March 31, 2009. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 500 basis points to take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Residual Interests. This resulted in a $126 million unrealized mark-to-market loss.

The Company recorded net unrealized mark-to-market losses of $261 million and $88 million in the current and year-ago quarters, respectively, related to the Residual Interest.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2009. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$119.5	$13.5	$106.0
3-month Treasury bill	weekly	6.9	.1	6.8
Prime	annual	.5	—	.5
Prime	quarterly	1.5	—	1.5
Prime	monthly	17.7	—	17.7
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	.2	106.0	(105.8)
1-month LIBOR(3)	monthly	3.5	2.0	1.5
CMT/CPI index	monthly/quarterly	—	2.9	(2.9)
Non Discrete reset(4)	monthly	—	26.1	(26.1)
Non Discrete reset(5)	daily/weekly	7.3	1.5	5.8
Fixed-Rate(6)		14.0	19.5	(5.5)

Total		$171.6	$171.6	$—

(1)	Funding includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Funding includes $13.5 billion of ED Purchase and Participation Program which resets based on the prior quarter student loan commercial paper index.

(3)	Funding includes the 2008 Asset-Backed Loan Facility.

(4)	Funding consists of auction rate securities and the 2008 ABCP Facilities.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(6)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

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

Managed Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$139.1	$13.6	$125.5
3-month Treasury bill	weekly	9.4	6.7	2.7
Prime	annual	1.0	.3	.7
Prime	quarterly	6.5	3.5	3.0
Prime	monthly	25.3	15.3	10.0
PLUS Index	annual	.6	.1	.5
3-month LIBOR(3)	daily	—	107.6	(107.6)
3-month LIBOR	quarterly	—	16.2	(16.2)
1-month LIBOR(4)	monthly	3.5	2.0	1.5
Non Discrete reset(5)	monthly	—	23.5	(23.5)
Non Discrete reset(6)	daily/weekly	8.9	.9	8.0
Fixed-Rate(7)		11.1	15.7	(4.6)

Total		$205.4	$205.4	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $13.5 billion of ED Purchase and Participation Program which resets based on the prior quarter student loan commercial paper index.

(3)	Funding includes $2.5 billion of auction rate securities.

(4)	Funding includes the 2008 Asset-Backed Loan Facility.

(5)	Funding consists of auction rate securities and the 2008 ABCP Facilities.

(6)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(7)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset three-month LIBOR to fund a large portion of our daily reset three-month commercial paper indexed assets. In addition, we use quarterly reset three-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 to the present with the commercial paper and LIBOR indices. As of March 31, 2009, on a Managed Basis, we have approximately $125.5 billion of FFELP loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to LIBOR. We believe there is broad market recognition that, due to the unintended consequences of government action in other areas of the capital markets, the 3M CP index and its relationship to LIBOR is broken (see “LENDING BUSINESS SEGMENT” for a further discussion). The relationship between the indices has been volatile. We are working with government officials to address this issue.

When compared with the GAAP presentation, the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life of our Managed earning assets and liabilities at March 31, 2009.

	On-Balance
(Averages in Years)	Sheet	Managed

Earning assets
Student loans	7.8	7.8
Other loans	5.7	5.7
Cash and investments	.3	.2

Total earning assets	7.4	7.5

Borrowings
Short-term borrowings	.3	.3
Long-term borrowings	6.7	6.6

Total borrowings	4.8	5.1

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(Shares in millions)	2009	2008

Common shares repurchased:
Benefit plans(1)	.1	.3

Total shares repurchased	.1	.3

Average purchase price per share	$24.25	$19.82

Common shares issued	.3	1.2

Authority remaining at end of period for repurchases	38.8	38.8

(1)	Shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on March 31, 2009 was $4.95.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The Company’s interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three months ended March 31, 2009 and 2008 and the effect on fair values at March 31, 2009 and December 31, 2008, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. Both of these analyses do not consider any potential impairment to our Residual Interests that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 5, “Student Loan Securitization,” to the consolidated financial statements, which details the potential decrease to the fair value of the Residual Interest that could occur under the referenced interest rate environment.

	Three Months Ended March 31, 2009
					Asset and Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(53)	(78)%	$(64)	(94)%	$(79)	(116)%
Unrealized gains (losses) on derivative and hedging activities	164	1073	144	945	104	681

Increase in net income before taxes	$111	210%	$80	152%	$25	47%

Increase in diluted earnings per common share	.237	237%	$.172	172%	$.054	54%

	Three Months Ended March 31, 2008
					Asset and Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(6)	(3)%	$(5)	(2)%	$(70)	(35)%
Unrealized gains (losses) on derivative and hedging activities	411	113	872	239	67	18

Increase in net income before taxes	$405	244%	$867	521%	$(3)	(2)%

Increase in diluted earnings per common share	$.869	310%	$1.859	664%	$(.006)	(2)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At March 31, 2009
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$118,469	$(650)	(1)%	$(1,342)	(1)%
Private Education Loans	17,026	—	—	—	—
Other earning assets	8,164	(8)	—	(24)	—
Other assets	12,888	(928)	(7)	(2,052)	(16)

Total assets	$156,547	$(1,586)	(1)%	$(3,418)	(2)%

Liabilities
Interest bearing liabilities	$137,259	$(639)	—%	$(1,888)	(1)%
Other liabilities	3,587	(387)	(11)	(286)	(8)

Total liabilities	$140,846	$(1,026)	(1)%	$(2,174)	(2)%

	At December 31, 2008
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$107,319	$(758)	(1)%	$(1,602)	(1)%
Private Education Loans	14,141	—	—	—	—
Other earning assets	9,265	(9)	—	(25)	—
Other assets	14,590	(848)	(6)	(2,108)	(14)

Total assets	$145,315	$(1,615)	(1)%	$(3,735)	(3)%

Liabilities
Interest bearing liabilities	$135,070	$(837)	(1)%	$(2,500)	(2)%
Other liabilities	3,604	(293)	(8)	(273)	(8)

Total liabilities	$138,674	$(1,130)	(1)%	$(2,773)	(2)%

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

During the three months ended March 31, 2009 and 2008, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed-rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) in low interest rate environments our unhedged on-balance sheet loans being in a fixed-rate mode due to the Embedded Floor Income while being funded with variable debt; (iii) a portion of our fixed-rate assets being funded with variable debt and (iv) a portion of our variable assets being funded with fixed debt. Items (i) and (iv) will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, items (ii) and (iii) will generally offset this increase. In the 100 and 300 basis point scenario for the three months ended March 31, 2009 and 2008, the decreases in income resulted from the unhedged Floor Income discussed in item (ii) above. The sharper decline in interest rates during the three months ended March 31, 2009 versus the year-ago period, resulted in item (ii) having a greater impact on the current period.

Under the scenario in the tables above, called “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “LIQUIDITY AND CAPITAL RESOURCES — Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in an unrealized loss of $(134) million for the three months ended March 31, 2009, and $(136) million for the three months ended March 31, 2008. Offsetting this unrealized loss, are basis swaps that economically hedge our off-balance sheet Private Education Loan securitization trusts. Unrealized gains for these basis swaps totaled $238 million for the three months ended March 31, 2009, and $203 million for the three months ended March 31, 2008. The net impact of both of these items was an unrealized gain for all periods presented.

In addition to interest rate risk addressed in the preceding tables, the Company is also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by the Company. As it relates to the Company’s corporate unsecured and securitization debt programs used to fund the Company’s business, the Company’s policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In addition, the Company has foreign currency exchange risk as a result of international operations; however, the exposure is minimal at this time.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, “Significant Accounting Policies — Recently Issued Accounting Pronouncements,” to the consolidated financial statements.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, the collections subsidiaries in our APG segment are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that we have violated a federal or state law in the process of collecting their accounts. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations. Finally, from time to time, we receive information and document requests from state attorneys general and Congressional committees concerning certain of our business practices. Our practice has been and continues to be to cooperate with the state attorneys general and Congressional committees and to be responsive to any such requests.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the first quarter of 2009 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled 84 thousand shares for the first quarter of 2009). See Note 8, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased	Share	or Programs	Programs

Period:
January 1 — January 31, 2009	.1	$10.31	—	38.8
February 1 — February 28, 2009	—	—	—	38.8
March 1 — March 31, 2009	—	—	—	38.8

Total first quarter of 2009	.1	$10.31	—

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION
(Registrant)

By:	/s/ John F. Remondi
John F. Remondi
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2009

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” included in SLM Corporation’s (“the Company’s”) 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009, for a further discussion of the FFELP.

2008 Asset-Backed Financing Facilities — Financing facilities entered into during the first quarter of 2008: (i) a $26.0 billion FFELP student loan asset-backed commercial paper (“ABCP”) conduit facility (the “2008 FFELP ABCP Facility”); (ii) a $5.9 billion Private Education Loan ABCP conduit facility (the “2008 Private Education Loan ABCP Facility”) (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The 2008 Asset-Backed Financing Facilities replaced the $30.0 billion Interim ABCP Facility (defined below) and $6.0 billion ABCP facility in the first quarter of 2008. During the third quarter of 2008, the Company reduced the commitments under its Private Education Loan ABCP conduit facility by approximately $2.2 billion to $3.7 billion; and the Company reduced the commitments under its FFELP ABCP Facilities by $4.1 billion to $21.9 billion. There were no changes to interest rates, maturity or other terms of the facilities made in connection with the reductions. On February 2, 2009, the Company extended the maturity date of the 2008 ABCP Facilities from February 28, 2009 to April 28, 2009 for an upfront fee. On February 27, 2009, the Company extended the maturity date of the 2008 Asset-Backed Loan Facility from February 28, 2009 to April 28, 2009.

On April 24, 2009, the Company extended the maturity of $21.8 billion of the 2008 FFELP ABCP Facility for one year. The 2008 FFELP ABCP Facility is now scheduled to mature on April, 23, 2010. The Company also extended its 2008 Asset-Backed Loan Facility in the amount of $1.5 billion. The 2008 Asset-Backed Loan Facility is now scheduled to mature on June 26, 2009. A total of $86 million in fees were paid related to these extensions. The 2008 Private Education Loan ABCP Facility was paid off and terminated on April 24, 2009. The stated borrowing rate of the 2008 FFELP ABCP Facility is the applicable funding rate plus 130 basis points (not including the upfront fees). The applicable funding rate will generally be the commercial paper rate. The $21.8 billion extended facility contains two contractual reductions which will require the facility limit to be reduced to $15.2 billion on June 30, 2009 and subsequently to $10.9 billion on September 30, 2009. Failure to meet these specified reductions will result in an increase in the spread to the applicable funding rate to 300 basis points. The Company expects to materially reduce the size of the 2008 FFELP ABCP Facility prior to maturity through a combination of asset securitizations and through the utilization of the ED Conduit Program. If the Company does not negotiate an extension or pay off all outstanding amounts of the 2008 FFELP ABCP Facility at maturity, the facility will extend by 90 days with the interest rate generally increasing to LIBOR plus 250 basis points to 550 basis points over the 90 day period. The other terms of the facilities remained materially unchanged.

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

“Core Earnings” — The Company prepares financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating the Company’s GAAP-based financial information, management evaluates the Company’s business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” differs from GAAP. The Company refers to management’s basis of evaluating its segment results as “Core Earnings” presentations for each business segment and refers to these performance measures in its presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” performance measures in operating each business segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

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

See Note 15, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of “Core Earnings’’ “ and “— Pre-tax Differences between “Core Earnings’ and GAAP by Business Segment” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s Annual Report on Form 10-K and quarterly reports on Form 10-Q, “Core Earnings” has been labeled as “ “Core’ net income” or “Managed net income” in certain instances.

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