Form 10-Q
period 2009-06-30
SLM CORP
filed 2009-08-05
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2009

Voting common stock, $.20 par value	467,607,602 shares

SLM CORPORATION

FORM 10-Q
INDEX
June 30, 2009

(1)	Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $102,857 and $90,906, respectively)	$44,044,636	$44,025,361
FFELP Stafford Loans Held-for-Sale	18,159,232	8,450,976
FFELP Consolidation Loans (net of allowance for losses of $50,181 and $46,637, respectively)	70,102,304	71,743,435
Private Education Loans (net of allowance for losses of $1,396,707 and $1,308,043, respectively)	21,850,688	20,582,298
Other loans (net of allowance for losses of $68,282 and $58,395, respectively)	489,180	729,380
Investments:
Available-for-sale	1,186,971	861,008
Other	885,511	180,397

Total investments	2,072,482	1,041,405
Cash and cash equivalents	6,139,957	4,070,002
Restricted cash and investments	5,245,702	3,535,286
Retained Interest in off-balance sheet securitized loans	1,820,614	2,200,298
Goodwill and acquired intangible assets, net	1,233,871	1,249,219
Other assets	10,025,129	11,140,777

Total assets	$181,183,795	$168,768,437

Liabilities
Short-term borrowings	$47,331,576	$41,933,043
Long-term borrowings	125,880,044	118,224,794
Other liabilities	3,120,636	3,604,260

Total liabilities	176,332,256	163,762,097

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized:
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Series C: 7.25% mandatory convertible preferred stock; 1,150 and 1,150 shares, respectively, issued at liquidation preference of $1,000 per share	1,149,770	1,149,770
Common stock, par value $.20 per share, 1,125,000 shares authorized: 534,842 and 534,411 shares issued, respectively	106,969	106,883
Additional paid-in capital	4,709,053	4,684,112
Accumulated other comprehensive loss (net of tax benefit of $27,750 and $43,202, respectively)	(48,683)	(76,476)
Retained earnings	229,865	426,175

Total SLM Corporation stockholders’ equity before treasury stock	6,711,974	6,855,464
Common stock held in treasury at cost: 67,128 and 66,958 shares, respectively	1,860,440	1,856,394

Total SLM Corporation stockholders’ equity	4,851,534	4,999,070
Noncontrolling interest	5	7,270

Total equity	4,851,539	5,006,340

Total liabilities and equity	$181,183,795	$168,768,437

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income:
FFELP Stafford and Other Student Loans	$323,939	$497,598	$666,755	$962,074
FFELP Consolidation Loans	460,690	769,664	950,052	1,606,320
Private Education Loans	393,019	409,323	780,060	852,845
Other loans	18,468	21,355	34,888	44,699
Cash and investments	7,044	70,521	13,015	194,337

Total interest income	1,203,160	1,768,461	2,444,770	3,660,275
Total interest expense	819,459	1,365,918	1,846,006	2,981,363

Net interest income	383,701	402,543	598,764	678,912
Less: provisions for loan losses	278,112	143,015	528,391	280,326

Net interest income after provisions for loan losses	105,589	259,528	70,373	398,586

Other income:
Servicing and securitization revenue (loss)	87,488	1,630	(7,817)	109,272
Losses on sales of loans and securities, net	—	(43,583)	—	(78,249)
Gains (losses) on derivative and hedging activities, net	(561,795)	362,043	(457,770)	89,247
Contingency fee revenue	73,368	83,790	148,183	169,096
Collections revenue	22,068	26,365	738	83,604
Guarantor servicing fees	24,772	23,663	58,780	58,316
Other	399,065	108,728	591,523	202,261

Total other income	44,966	562,636	333,637	633,547

Expenses:
Salaries and benefits	139,419	167,788	276,340	347,517
Other operating expenses	175,766	185,900	340,328	361,819
Restructuring expenses	4,430	46,740	9,203	67,418

Total expenses	319,615	400,428	625,871	776,754

Net income (loss) before income tax benefit	(169,060)	421,736	(221,861)	255,379
Income tax expense (benefit)	(46,551)	153,074	(78,247)	90,586

Net income (loss)	(122,509)	268,662	(143,614)	164,793
Less: net income attributable to noncontrolling interest	211	2,926	492	2,861

Net income (loss) attributable to SLM Corporation	(122,720)	265,736	(144,106)	161,932
Preferred stock dividends	25,800	27,391	52,195	56,416

Net income (loss) attributable to SLM Corporation common stock	$(148,520)	$238,345	$(196,301)	$105,516

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders	$(.32)	$.51	$(.42)	$.23

Average common shares outstanding	466,799	466,649	466,780	466,615

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders	$(.32)	$.50	$(.42)	$.23

Average common and common equivalent shares outstanding	466,799	517,954	466,780	467,316

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at March 31, 2008	8,450,000	533,678,028	(66,301,201)	467,376,827	$1,715,000	$106,736	$4,610,278	$(2,394)	$617,184	$(1,838,637)	$5,208,167	$6,608	$5,214,775
Comprehensive income:
Net income (loss)									265,736		265,736	2,926	268,662
Noncontrolling interest — other											—	(54)	(54)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(8,984)			(8,984)		(8,984)
Change in unrealized gains (losses) on derivatives, net of tax								73,844			73,844		73,844
Defined benefit pension plans adjustment								(472)			(472)		(472)

Comprehensive income											330,124	2,872	332,996
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.88 per share)									(3,511)		(3,511)		(3,511)
Preferred stock, series C ($18.13 per share)									(20,844)		(20,844)		(20,844)
Restricted stock dividend									(2)		(2)		(2)
Issuance of common shares		332,150	3,142	335,292		66	6,761			70	6,897		6,897
Issuance of preferred shares							161		(161)		—
Tax benefit related to employee stock option and purchase plans							(3,866)				(3,866)		(3,866)
Stock-based compensation cost							24,397				24,397		24,397
Repurchase of common shares:
Benefit plans			(146,726)	(146,726)						(3,483)	(3,483)		(3,483)

Balance at June 30, 2008	8,450,000	534,010,178	(66,444,785)	467,565,393	$1,715,000	$106,802	$4,637,731	$61,994	$855,527	$(1,842,050)	$5,535,004	$9,480	$5,544,484

Balance at March 31, 2009	8,449,770	534,698,117	(67,105,360)	467,592,757	$1,714,770	$106,940	$4,694,155	$(70,450)	$378,387	$(1,859,955)	$4,963,847	$12	$4,963,859
Comprehensive income:
Net income (loss)									(122,720)		(122,720)	211	(122,509)
Noncontrolling interest — other											—	(218)	(218)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,319			1,319	—	1,319
Change in unrealized gains (losses) on derivatives, net of tax								20,606			20,606	—	20,606
Defined benefit pension plans adjustment								(158)			(158)		(158)

Comprehensive income											(100,953)	(7)	(100,960)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.51 per share)									(1,923)		(1,923)		(1,923)
Preferred stock, series C ($18.13 per share)									(20,840)		(20,840)		(20,840)
Restricted stock dividend									(2)		(2)		(2)
Issuance of common shares		143,762	—	143,762		29	181				210		210
Issuance of preferred shares							162		(162)		—		—
Tax benefit related to employee stock option and purchase plans							(1,324)				(1,324)		(1,324)
Stock-based compensation cost							15,879				15,879		15,879
Repurchase of common shares:
Benefit plans			(22,839)	(22,839)						(485)	(485)		(485)

Balance at June 30, 2009	8,449,770	534,841,879	(67,128,199)	467,713,680	$1,714,770	$106,969	$4,709,053	$(48,683)	$229,865	$(1,860,440)	$4,851,534	$5	$4,851,539

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535	$11,360	$5,234,895
Comprehensive income:
Net income (loss)									161,932		161,932	2,861	164,793
Acquisition of noncontrolling interest in Purchased Paper business											—	(4,355)	(4,355)
Noncontrolling interest — other											—	(386)	(386)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(21,513)			(21,513)		(21,513)
Change in unrealized gains (losses) on derivatives, net of tax								42,270			42,270		42,270
Defined benefit pension plans adjustment								(472)			(472)		(472)

Comprehensive income											182,217	(1,880)	180,337
Cash dividends:
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)		(5,750)
Preferred stock, series B ($2.31 per share)									(8,897)		(8,897)		(8,897)
Preferred stock, series C ($33.23 per share)									(41,446)		(41,446)		(41,446)
Restricted stock dividend									(1,848)		(1,848)		(1,848)
Issuance of common shares		1,517,097	3,142	1,520,239		303	18,704			70	19,077		19,077
Issuance of preferred shares	150,000				150,000		(4,332)		(323)		145,345		145,345
Tax benefit related to employee stock option and purchase plans							(10,016)				(10,016)		(10,016)
Stock-based compensation cost							43,201				43,201		43,201
Cumulative effect of accounting change								(194,655)	194,655		—		—
Repurchase of common shares:
Benefit plans			(496,533)	(496,533)						(10,414)	(10,414)		(10,414)

Balance at June 30, 2008	8,450,000	534,010,178	(66,444,785)	467,565,393	$1,715,000	$106,802	$4,637,731	$61,994	$855,527	$(1,842,050)	$5,535,004	$9,480	$5,544,484

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340
Comprehensive income:
Net income (loss)									(144,106)		(144,106)	492	(143,614)
Sale of international Purchased Paper — Non-Mortgage business											—	(7,257)	(7,257)
Noncontrolling interest — other											—	(500)	(500)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								2,269			2,269	—	2,269
Change in unrealized gains (losses) on derivatives, net of tax								26,015			26,015	—	26,015
Defined benefit pension plans adjustment								(491)			(491)		(491)

Comprehensive income											(116,313)	(7,265)	(123,578)
Cash dividends:
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)		(5,750)
Preferred stock, series B ($1.17 per share)									(4,443)		(4,443)		(4,443)
Preferred stock, series C ($36.25 per share)									(41,680)		(41,680)		(41,680)
Restricted stock dividend									(9)		(9)		(9)
Issuance of common shares		430,608	98	430,706		86	2,226			5	2,317		2,317
Issuance of preferred shares							322		(322)		—		—
Tax benefit related to employee stock option and purchase plans							(5,819)				(5,819)		(5,819)
Stock-based compensation cost							28,212				28,212		28,212
Repurchase of common shares:
Benefit plans			(169,897)	(169,897)						(4,051)	(4,051)		(4,051)

Balance at June 30, 2009	8,449,770	534,841,879	(67,128,199)	467,713,680	$1,714,770	$106,969	$4,709,053	$(48,683)	$229,865	$(1,860,440)	$4,851,534	$5	$4,851,539

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Operating activities
Net income (loss)	$(143,614)	$164,793
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Losses on sales of loans and securities, net	—	78,249
Stock-based compensation cost	30,144	48,080
Unrealized (gains)/losses on derivative and hedging activities	497,361	(64,418)
Provisions for loan losses	528,391	280,326
Decrease in purchased paper mortgages, net	174,701	109,720
Student loans originated for sale	(10,171,363)	—
Decrease in restricted cash — other	52,552	1,050
Decrease in accrued interest receivable	481,791	52,020
(Decrease) in accrued interest payable	(409,109)	(166,484)
Adjustment for non-cash loss related to Retained Interest	351,331	279,900
(Increase) in other assets, goodwill and acquired intangible assets, net	(120,788)	(55,712)
(Decrease) in other liabilities	(150,321)	(346,220)

Total adjustments	(8,735,310)	216,511

Net cash (used in) provided by operating activities	(8,878,924)	381,304

Investing activities
Student loans acquired	(4,944,270)	(15,340,698)
Loans purchased from securitized trusts (primarily loan consolidations)	(3,698)	(555,024)
Reduction of student loans:
Installment payments, claims and other	5,148,780	5,268,996
Proceeds from sales of student loans	462,311	27,239
Other loans — originated	(2,817)	(931,752)
Other loans — repaid	217,557	1,183,672
Other investing activities, net	(736,002)	(58,287)
Purchases of available-for-sale securities	(66,062,442)	(72,071,580)
Proceeds from sales of available-for-sale securities	100,056	—
Proceeds from maturities of available-for-sale securities	65,615,526	72,279,652
Purchase of held-to-maturity and other securities	—	(400)
Proceeds from maturities of held-to-maturity securities and other securities	68,928	12,502
(Increase) decrease in restricted cash — on-balance sheet trusts	(663,658)	874,029
Return of investment from Retained Interest	16,361	217,391
Purchase of subsidiaries, net of cash acquired	—	(37,868)

Net cash used in investing activities	(783,368)	(9,132,128)

Financing activities
Borrowings collateralized by loans in trust — issued	9,040,986	11,590,919
Borrowings collateralized by loans in trust — repaid	(2,932,288)	(3,535,266)
Asset-backed commercial paper conduits — net activity	(12,454,223)	(161,576)
ED Participation Program	9,871,053	—
ED Conduit Program facility	11,094,745	—
Other short-term borrowings issued	298,294	1,304,509
Other short-term borrowings repaid	(990,720)	(333,397)
Other long-term borrowings issued	4,333,168	2,437,226
Other long-term borrowings repaid	(4,935,047)	(5,942,937)
Other financing activities, net	(1,533,226)	842,957
Excess tax benefit from the exercise of stock-based awards	—	282
Common stock issued	5	4,403
Preferred stock issued	—	145,345
Preferred dividends paid	(51,873)	(56,093)
Noncontrolling interest, net	(8,627)	(4,378)

Net cash provided by financing activities	11,732,247	6,291,994

Net increase (decrease) in cash and cash equivalents	2,069,955	(2,458,830)
Cash and cash equivalents at beginning of period	4,070,002	7,582,031

Cash and cash equivalents at end of period	$6,139,957	$5,123,201

Cash disbursements made for:
Interest	$2,303,145	$3,557,181

Income taxes	$177,478	$564,269

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company” or “Sallie Mae”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through August 5, 2009, which is the date these financial statements were issued.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2008 to be consistent with classifications adopted for 2009, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Pronouncements

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”

SFAS No. 166, among other things, (1) eliminates the concept of a Qualifying Special Purpose Entity (“QSPE”), (2) changes the requirements for derecognizing financial assets, (3) changes the amount of the recognized gain/loss on a transfer accounted for as a sale when beneficial interests are received by the transferor, and (4) requires additional disclosure. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.

SFAS No. 167 significantly changes the consolidation model for Variable Interest Entities (“VIEs”). SFAS No. 167 amends FIN No. 46(R) and, among other things, (1) eliminates the exemption for QSPEs, (2) provides a new approach for determining who should consolidate a VIE which is more focused on control rather than economic interest, (3) changes when it is necessary to reassess who should consolidate a VIE and (4) requires additional disclosure. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009.

The Company is currently evaluating the impact of these statements to its consolidated financial statements. Based on the Company’s preliminary review, management expects these changes will lead to the consolidation of QSPEs that are currently not consolidated by the Company. Assuming no changes to the Company’s current business model, the Company will consolidate its securitization trusts that are currently off-balance sheet on January 1, 2010 at their historical cost basis. The historical cost basis is the basis that would exist if these securitization trusts had remained on balance sheet since they settled. These proposed new

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

accounting rules would also be applied to new transactions entered into from January 1, 2010 forward. If these statements had been adopted as of June 30, 2009, the Company would have removed the $1.8 billion of Residual Interests associated with these trusts from the consolidated balance sheet and the Company would have consolidated $36.7 billion of assets and $35.9 billion of liabilities, which would have resulted in an approximate $0.6 billion reduction of stockholders’ equity as of June 30, 2009. Management allocates capital on a Managed Basis. This change will not impact management’s view of capital adequacy.

FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its Form 10-Q for the quarter ending September 30, 2009. The Codification does not change authoritative guidance. Accordingly, implementing the Codification will not change any of the Company’s accounting, and therefore, will not have an impact on the consolidated results of the Company.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted this standard effective June 15, 2009 and has evaluated any events subsequent to June 30, 2009, and their impact on the reported results and disclosures, through the date of this filing. The Company does not believe there are any material subsequent events that would require further disclosure.

Fair Value Measurements

On April 9, 2009, the FASB issued three staff positions regarding fair value measurements and recognition of impairment. Under FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” impairment must be recorded within the consolidated statements of income for debt securities if there exists a fair value loss and the entity intends to sell the security or it is more likely than not the entity will be required to sell the security before recovery of the loss. Additionally, expected credit losses must be recorded through income regardless of the impairment determination above. Remaining fair value losses are recorded to other comprehensive income. FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim disclosures of the fair value of financial instruments that were previously only required annually. Finally, FSP FAS No. 157-4, “Determining Fair Value When the Volume

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance for determining when a significant decrease in market activity has occurred and when a transaction is not orderly. It further reiterates that prices from inactive markets or disorderly transactions should carry less weight, if any, to the determination of fair value. These standards were effective for the Company beginning April 1, 2009. The adoption of these standards was not material to the Company.

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

In February 2009, the FASB issued FSP FAS No. 141(R), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS No. 141(R) amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations.” FSP FAS No. 141(R) had the same effective date as SFAS No. 141(R). The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to a presentation as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. On January 1, 2009, the Company adopted SFAS No. 160, the provisions of which, among other things, require that minority interests be renamed “noncontrolling interests” and that a company present a consolidated net income (loss) measure that includes the amount attributable to such “noncontrolling interests” for all periods presented. SFAS No. 160 applies prospectively for reporting periods beginning on or

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
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

Accounting for Hedging Activities — An Amendment of FASB Statement No. 133

In June 2008, the FASB issued an exposure draft to amend the accounting for hedging activities in SFAS No. 133. This proposed statement is intended to simplify accounting for hedging activities, improve the financial reporting of hedging activities, resolve major practice issues related to hedge accounting that have arisen under SFAS No. 133, and address differences resulting from recognition and measurement anomalies between the accounting for derivative instruments and the accounting for hedged items or transactions. While the amendment as currently drafted may simplify the Company’s accounting model for hedging activities under SFAS No. 133, the Company does not expect it to significantly impact its results of operations. The full impact of this amendment, effective January 1, 2010, as currently proposed, cannot be evaluated until the final statement is issued. The exposure draft is currently in redeliberations at the FASB.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

The following table summarizes the total loan provisions for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Private Education Loans	$241,759	$119,838	$445,304	$238,449
FFELP Stafford and Other Student Loans	25,595	19,295	59,993	35,398
Mortgage and consumer loans	10,758	3,882	23,094	6,479

Total provisions for loan losses	$278,112	$143,015	$528,391	$280,326

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for loan losses for Private Education Loans for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Allowance at beginning of period	$1,384,454	$1,073,317	$1,308,043	$1,003,964
Provision for Private Education Loan losses	241,759	119,838	445,304	238,449
Charge-offs	(238,943)	(72,249)	(377,758)	(129,601)
Reclassification of interest reserve(1)	9,437	8,094	21,118	16,188

Allowance at end of period	$1,396,707	$1,129,000	$1,396,707	$1,129,000

Charge-offs as a percentage of average loans in repayment (annualized)	8.2%	3.6%	6.7%	3.5%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	7.6%	3.2%	6.2%	3.0%
Allowance as a percentage of the ending total loan balance	5.9%	5.8%	5.9%	5.8%
Allowance as a percentage of ending loans in repayment	11.5%	13.1%	11.5%	13.1%
Allowance coverage of charge-offs (annualized)	1.5	3.9	1.8	4.3
Ending total loans(2)	$23,784,039	$19,607,553	$23,784,039	$19,607,553
Average loans in repayment	$11,700,129	$7,991,624	$11,405,253	$7,543,605
Ending loans in repayment	$12,145,736	$8,608,651	$12,145,736	$8,608,651

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of June 30, 2009, December 31, 2008, and June 30, 2008.

	Private Education Loan Delinquencies
	June 30, 2009		December 31, 2008		June 30, 2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,355		$10,159		$9,662
Loans in forbearance(2)	945		862		1,178
Loans in repayment and percentage of each status:
Loans current	10,294	84.8%	9,748	87.2%	7,720	89.7%
Loans delinquent 31-60 days(3)	504	4.2	551	4.9	326	3.8
Loans delinquent 61-90 days(3)	335	2.7	296	2.6	210	2.4
Loans delinquent greater than 90 days(3)	1,013	8.3	587	5.3	353	4.1

Total Private Education Loans in repayment	12,146	100%	11,182	100%	8,609	100%

Total Private Education Loans, gross	23,446		22,203		19,449
Private Education Loan unamortized discount	(537)		(535)		(508)

Total Private Education Loans	22,909		21,668		18,941
Private Education Loan receivable for partially charged-off loans	338		222		159
Private Education Loan allowance for losses	(1,396)		(1,308)		(1,129)

Private Education Loans, net	$21,851		$20,582		$17,971

Percentage of Private Education Loans in repayment		51.8%		50.4%		44.3%

Delinquencies as a percentage of Private Education Loans in repayment		15.2%		12.8%		10.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		7.2%		7.2%		12.0%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for loan losses for the FFELP loan portfolio for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Allowance at beginning of period	$152,294	$93,997	$137,543	$88,729
Provision for FFELP loan losses	25,595	19,295	59,993	35,398
Charge-offs	(24,851)	(15,876)	(43,731)	(26,711)
Increase (decrease) for student loan sales	—	277	(767)	277

Allowance at end of period	$153,038	$97,693	$153,038	$97,693

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	.1%	.1%
Allowance as a percentage of the ending total loan balance	.1%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.1%	.2%	.1%
Allowance coverage of charge-offs (annualized)	1.5	1.5	1.7	1.8
Ending total loans	$130,084,026	$114,067,540	$130,084,026	$114,067,540
Average loans in repayment	$68,657,756	$65,967,183	$68,949,585	$65,101,991
Ending loans in repayment	$70,011,495	$66,687,513	$70,011,495	$66,687,513

The Company maintains an allowance for Risk Sharing loan losses on its FFELP loan portfolio. The level of Risk Sharing has varied over the past few years with legislative changes. As of June 30, 2009, 53 percent of the on-balance sheet FFELP loan portfolio was subject to three-percent Risk Sharing, 46 percent was subject to two-percent Risk Sharing and the remaining 1 percent was not subject to any Risk Sharing.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

FFELP Loan Delinquencies

The table below shows the Company’s FFELP loan delinquency trends as of June 30, 2009, December 31, 2008 and June 30, 2008.

	FFELP Loan Delinquencies
	June 30, 2009		December 31, 2008		June 30, 2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$46,644		$39,270		$35,136
Loans in forbearance(2)	13,428		12,483		12,245
Loans in repayment and percentage of each status:
Loans current	58,746	83.9%	58,811	83.8%	57,046	85.5%
Loans delinquent 31-60 days(3)	3,996	5.7	4,044	5.8	3,573	5.4
Loans delinquent 61-90 days(3)	1,959	2.8	2,064	2.9	1,662	2.5
Loans delinquent greater than 90 days(3)	5,311	7.6	5,255	7.5	4,406	6.6

Total FFELP loans in repayment	70,012	100%	70,174	100%	66,687	100%

Total FFELP loans, gross	130,084		121,927		114,068
FFELP loan unamortized premium	2,375		2,431		2,347

Total FFELP loans	132,459		124,358		116,415
FFELP loan allowance for losses	(153)		(138)		(97)

FFELP loans, net	$132,306		$124,220		$116,318

Percentage of FFELP loans in repayment		53.8%		57.6%		58.5%

Delinquencies as a percentage of FFELP loans in repayment		16.1%		16.2%		14.5%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.1%		15.1%		15.5%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

3.	Investments

A summary of investments and restricted investments as of June 30, 2009 and December 31, 2008 follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury securities and other U.S. government agency obligations	$9,061	$73	$—	$9,134
Other securities:
Asset-backed securities	115,114	—	(843)	114,271
Commercial paper and asset-backed commercial paper	1,049,988	—	—	1,049,988
Municipal bonds	10,298	2,048	—	12,346
Other	1,530	—	(298)	1,232

Total investment securities available-for-sale	$1,185,991	$2,121	$(1,141)	$1,186,971

Restricted Investments
Available-for sale
U.S. Treasury securities and other U.S. government agency obligations	$32,750	$—	$—	$32,750
Guaranteed investment contracts	25,189	—	—	25,189

Total restricted investments available-for-sale	$57,939	$—	$—	$57,939

Held-to-maturity
Guaranteed investment contracts	$3,963	$—	$—	$3,963
Other	215	—	—	215

Total restricted investments held-to-maturity	$4,178	$—	$—	$4,178

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments (Continued)

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury securities and other U.S. government agency obligations	$8,908	$195	$—	$9,103
Other securities:
Asset-backed securities	40,907	13	(4,299)	36,621
Commercial paper and asset-backed commercial paper	801,169	—	—	801,169
Municipal bonds	10,883	1,924	—	12,807
Other	1,673	—	(365)	1,308

Total investment securities available-for-sale	$863,540	$2,132	$(4,664)	$861,008

Restricted Investments
Available-for sale
Guaranteed investment contracts	$31,914	$—	$—	$31,914

Total restricted investments available-for-sale	$31,914	$—	$—	$31,914

Held-to-maturity
Guaranteed investment contracts	$5,500	$—	$—	$5,500
Other	215	—	—	215

Total restricted investments held-to-maturity	$5,715	$—	$—	$5,715

In addition to the restricted investments detailed above, at June 30, 2009 and December 31, 2008, the Company had restricted cash of $5.2 billion and $3.5 billion, respectively.

As of June 30, 2009 and December 31, 2008, $1 million and $(2) million, respectively, of the net unrealized gain (loss) (after tax) related to available-for-sale investments was included in accumulated other comprehensive income. As of June 30, 2009 and December 31, 2008, $60 million ($33 million of this is in restricted cash and investments on the balance sheet) and $26 million (none of which is in restricted cash and investments on the balance sheet), respectively, of available-for-sale investment securities were pledged as collateral.

There were no sales of investments during the three-months ended June 30, 2009. In the six months ended June 30, 2009, the Company sold available-for-sale securities with a fair value of $100 million, resulting in no realized gain or loss. There were no sales of securities in the three and six months ended June 30, 2008. The cost basis for these securities was determined through specific identification of the securities sold.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments (Continued)

As of June 30, 2009, the stated maturities for the investments (including restricted investments) are shown in the following table:

	June 30, 2009
	Held-to-	Available-for-
	Maturity	Sale(1)	Other

Year of Maturity
2009	$—	$1,093,104	$814,316
2010	215	—	6,833
2011	—	—	5,092
2012	—	—	—
2013	—	936	—
2014-2018	—	12,346	31,044
After 2018	3,963	138,524	28,226

Total	$4,178	$1,244,910	$885,511

(1)	Available-for-sale securities are stated at fair value.

At June 30, 2009 and December 31, 2008, the Company also had other investments of $886 million and $180 million, respectively. At June 30, 2009, other investments included a $772 million receivable for cash collateral posted to derivative counterparties. Other investments also included leveraged leases which at June 30, 2009 and December 31, 2008, totaled $65 million and $76 million, respectively, that are general obligations of American Airlines and Federal Express Corporation. At June 30, 2009 and December 31, 2008, other investments also included the Company’s remaining investment in The Reserve Primary Fund totaling $42 million and $97 million, respectively.

4.	Goodwill and Acquired Intangible Assets

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” all acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as or one level below an operating segment, as defined in SFAS No. 131. The following table summarizes the Company’s allocation of goodwill to its reporting units.

	As of June 30,
(Dollars in millions)	2009	2008

Lending	$388	$388
Asset Performance Group	401	396
Guarantor services	62	62
Upromise	140	140

Total	$991	$986

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

Impairment Testing

In accordance with SFAS No. 142, the Company performs goodwill impairment testing annually in the fourth quarter as of a September 30 valuation date or more frequently if an event occurs or circumstances change such that there is a potential that the fair value of a reporting unit or reporting units may be below their respective carrying values.

On February 26, 2009, the Obama Administration (“the Administration”) issued their 2010 budget request to Congress, which included provisions that could significantly impact the FFELP. In light of the potential implications of the Administration’s 2010 budget proposal to the Company’s business model, as well as continued uncertainty in the economy, the tight credit markets and the Company’s decline in market capitalization during the first quarter of 2009, the Company assessed goodwill impairment as of March 31, 2009. This assessment resulted in estimated fair values of the Company’s reporting units in excess of their carrying values. Accordingly, no goodwill impairment was recorded in the first quarter.

During the second quarter, no new unfavorable events or changes in circumstances occurred to warrant an impairment assessment as of June 30, 2009. Nevertheless, in light of ongoing uncertainties associated with the Administration’s proposed budget and the economic conditions described above, the Company continues to monitor the fair value of goodwill for each of its reporting units on a quarterly basis. Based on the Company’s assessment that there have been no change in circumstances associated with any of its reporting units during the second quarter and based on its aforementioned monitoring process, the Company concluded that goodwill is not impaired as of June 30, 2009.

Acquired Intangible Assets

Acquired intangible assets include the following:

	Average	As of June 30, 2009
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$332	$(190)	$142
Software and technology	7 years	98	(88)	10
Non-compete agreements	2 years	11	(10)	1

Total		441	(288)	153
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	91	—	91

Total acquired intangible assets		$532	$(288)	$244

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

	Average	As of December 31, 2008
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$332	$(173)	$159
Software and technology	7 years	93	(85)	8
Non-compete agreements	2 years	11	(10)	1

Total		436	(268)	168
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	91	—	91

Total acquired intangible assets		$527	$(268)	$259

The Company recorded amortization of acquired intangible assets totaling $10 million and $15 million for the three months ended June 30, 2009 and 2008, respectively, and $19 million and $31 million for the six months ended June 30, 2009 and 2008, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

5.	Borrowings

The following table summarizes the Company’s borrowings as of June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings	$4,249	$28,416	$32,665	$6,794	$31,182	$37,976
Term bank deposits	901	5,199	6,100	1,148	1,108	2,256
Indentured trusts	8	1,761	1,769	31	1,972	2,003
2008 Asset-Backed Financing Facilities	12,476	—	12,476	24,768	—	24,768
ED Participation Program facility	17,236	—	17,236	7,365	—	7,365
ED Conduit Program facility	11,095	—	11,095	—	—	—
On-balance sheet securitizations	—	87,386	87,386	—	80,601	80,601
Other	1,358	—	1,358	1,827	—	1,827

Total before fair value adjustments	47,323	122,762	170,085	41,933	114,863	156,796
SFAS No. 133 fair value adjustments	9	3,118	3,127	—	3,362	3,362

Total	$47,332	$125,880	$173,212	$41,933	$118,225	$160,158

As of June 30, 2009, the Company had $3.5 billion in unsecured revolving credit facilities which provide liquidity support for general corporate purposes. The Company has never drawn on these facilities. The facilities include a $1.9 billion revolving credit facility maturing in October 2010 and $1.6 billion maturing in October 2011. These figures do not include a $215 million commitment from a subsidiary of Lehman Brothers Holding, Inc. On April 24, 2009, in conjunction with the extension of the 2008 ABCP Facilities, a $1.4 billion

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

revolving credit facility maturing in October 2009 was retired and a $1.9 billion revolving credit facility maturing in October 2011 was reduced to $1.6 billion. In connection with the early termination of the unsecured revolving credit facilities, interest on these facilities, if drawn, increases to LIBOR plus 450 basis points. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $2.9 billion as of June 30, 2009. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended June 30, 2009. Failure to meet these covenants would result in the facilities being withdrawn. In the past, the Company has not relied upon its unsecured revolving credit facilities as a primary source of liquidity. Although the Company has never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., is a party to the Company’s unsecured revolving credit facilities under which they provide the Company with a $215 million commitment. Lehman Brothers Holdings Inc. declared bankruptcy on September 15, 2008. The Company is operating under the assumption that the lending commitment of Lehman Brothers Bank, FSB, will not be honored if drawn upon. While the Company continues to explore various options, it does not anticipate replacing its commitment from Lehman Brothers Bank, FSB.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

primary beneficiary of and currently consolidates the following financing VIEs as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$17,236	$—	$17,236	$17,472	$127	$243	$17,842
ED Conduit Program facility	11,095	—	11,095	11,390	204	353	11,947
2008 Asset-Backed Financing Facilities(1)	12,476	—	12,476	13,707	346	126	14,179
On-balance sheet securitizations	—	87,386	87,386	90,161	3,523	2,816	96,500
Indentured trusts	8	1,761	1,769	2,253	189	31	2,473

	40,815	89,147	129,962	134,983	4,389	3,569	142,941
SFAS No. 133 fair value adjustment	—	1,307	1,307	—	—	—	—

Total	$40,815	$90,454	$131,269	$134,983	$4,389	$3,569	$142,941

(1)	Includes $95 million of assets within the facility that can be released to the Company.

	December 31, 2008
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$7,365	$—	$7,365	$7,733	$88	$85	$7,906
2008 Asset-Backed Financing Facilities	24,768	—	24,768	31,953	462	816	33,231
On-balance sheet securitizations	—	80,601	80,601	81,547	2,632	999	85,178
Indentured trusts	31	1,972	2,003	2,199	236	40	2,475

	32,164	82,573	114,737	123,432	3,418	1,940	128,790
SFAS No. 133 fair value adjustment	—	872	872	—	—	—	—

Total	$32,164	$83,445	$115,609	$123,432	$3,418	$1,940	$128,790

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

$2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities was 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities was approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding up-front and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varies based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized up-front fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable ABCP facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset-Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term asset-backed securities (“ABS”) market.

On February 2, 2009, the Company extended the maturity date of the 2008 ABCP Facilities from February 28, 2009 to April 28, 2009 for a $61 million upfront fee. The other terms of the facilities remained materially unchanged.

On February 27, 2009, the Company extended the maturity date of the 2008 Asset-Backed Loan Facility from February 28, 2009 to April 28, 2009 for a $4 million upfront fee. The other terms of this facility remained materially unchanged.

On April 24, 2009, the Company extended the maturity of $21.8 billion of the 2008 FFELP ABCP Facility for one year to April, 23, 2010. The Company also extended its 2008 Asset-Backed Loan Facility in the amount of $1.5 billion. The 2008 Asset-Backed Loan Facility matured on June 26, 2009 and was paid in full. A total of $86 million in fees were paid related to these extensions. The 2008 Private Education Loan ABCP Facility was paid off and terminated on April 24, 2009. The stated borrowing rate of the 2008 FFELP ABCP Facility is the applicable funding rate plus 130 basis points excluding upfront fees. The applicable funding rate generally will be either a LIBOR or commercial paper rate. The terms of the 2008 FFELP ABCP Facility call for an increase in the applicable funding spread to 300 basis points if the outstanding borrowing amount is not reduced to $15.2 billion and $10.9 billion as of June 30, 2009 and September 30, 2009, respectively. If the Company does not negotiate an extension or pay off all outstanding amounts of the 2008 FFELP ABCP Facility at maturity, the facility will extend by 90 days with the interest rate generally increasing to LIBOR plus 250 basis points to 550 basis points over the 90 day period. The other terms of the facilities remained materially unchanged.

The maximum amount the Company may borrow under the 2008 FFELP ABCP Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of June 30, 2009, the maximum borrowing amount was approximately $14.8 billion under the 2008 FFELP ABCP Facility. Funding under the 2008 FFELP ABCP Facility is subject to usual and customary conditions. The 2008 FFELP ABCP Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

Borrowings under the 2008 FFELP ABCP Facility are nonrecourse to the Company. As of June 30, 2009, the Company had $12.5 billion outstanding in connection with the 2008 FFELP ABCP Facility. The book basis of the assets securing this facility as of June 30, 2009 was $14.2 billion.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

ED Conduit Program

Pursuant to the Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”), on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements including with respect to borrower benefits. The ED Conduit was launched on May 11, 2009. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. The ED Conduit Program has a term of five years and will expire on January 19, 2014. The Student Loan Short-Term Notes (“SLST Notes”), issued by the ED Conduit, are supported by a combination of i) Funding Notes backed by FFELP student loans, ii) the Liquidity Agreement with the Federal Financing Bank (“FFB”) and iii) the Put Agreement provided by ED. If the conduit does not have sufficient funds to pay all SLST Notes then those SLST Notes will be repaid with funds from the FFB. The FFB will hold the notes for a short period of time and if at the end of that time the SLST Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through the Put Agreement at a price of 97 percent of the face amount of the loans. Approximately $15.5 billion of the Company’s Stafford and PLUS loans (excluding loans currently in the Participation Program) are eligible for funding under the ED Conduit Program. As of June 30, 2009, $11.4 billion of these assets have been funded through this program with a weighted average issuance cost of approximately .74 percent.

Term Asset-Backed Securities Loan Facility (“TALF”)

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business ABS at lower interest rate spreads. TALF was initiated on March 17, 2009 and currently provides investors with funding of up to five years for eligible ABS rated by two or more rating agencies in the highest investment-grade rating category. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and private student loans first disbursed since May 1, 2007. As of June 30, 2009, the Company had approximately $12.7 billion book basis ($13.4 billion face amount) of student loans eligible to serve as collateral for ABS funded under TALF; this amount does not include loans eligible for ECASLA financing programs. The Federal Reserve Bank launched the TALF program on March 3, 2009.

On May 5, 2009, the Company priced a $2.6 billion Private Education Loan securitization which closed on May 12, 2009. The issue bears a coupon of 1-month LIBOR plus 6.0 percent and is callable at the Company’s option at 93 percent of the outstanding balance of the ABS between November 15, 2011 and April 15, 2012. If the issue is called on November 15, 2011, which the Company believes is probable, the effective cost of the bond financing will be approximately 1-month LIBOR plus 3.7 percent. This transaction was TALF-eligible.

This securitization is accounted for as a secured borrowing. The Company has concluded that it is probable it will call these bonds at the call date at the 7 percent discount. Probability is based on the Company’s assessment on whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, the Company is accreting this call discount as a reduction to interest expense through the call date under APB No. 21, “Interest on Receivables and Payables,” and SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

and Initial Direct Costs of Leases.” If it becomes less than probable the Company will call these bonds at a future date it will result in the Company reversing this prior accretion as a cumulative catch up under SFAS No. 91 and the effective interest rate method. The Company has accreted approximately $9 million as a reduction of interest expense through June 30, 2009.

Consolidation of Off-Balance Sheet Securitizations

In the second quarter of 2009, three of the Company’s off-balance sheet securitization trusts were re-evaluated under SFAS No. 140 and it was determined that they no longer met the criteria to be considered QSPEs. These trusts were then evaluated as VIEs using the guidance in FIN No. 46(R) and it was determined that they should be consolidated and accounted for as secured borrowings as the Company is the primary beneficiary. These trusts had reached their 10 percent clean-up call levels but the call was not exercised by the Company. Under SFAS No. 140, because the Company can now exercise that option at their discretion going forward, the Company effectively controls the assets of the trusts. This resulted in the Company consolidating at fair value $454 million in assets and $432 million in liabilities related to these trusts. This resulted in an $11 million gain being recognized during the second quarter of 2009.

6.	Student Loan Securitization

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

Securitization Activity

The following table summarizes the Company’s securitization activity for the three and six months ended June 30, 2009 and 2008. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended June 30,
	2009				2008
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS Loans(1)	—	—			3	7,125
FFELP Consolidation Loans(1)	2	4,524			—	—
Private Education Loans(1)	1	3,527			—	—

Total securitizations — financings	3	8,051			3	7,125

Total securitizations	3	$8,051			3	$7,125

	Six Months Ended June 30,
	2009				2008
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS Loans(1)	—	—			6	11,825
FFELP Consolidation Loans(1)	2	4,524			—	—
Private Education Loans(1)	2	6,419			—	—

Total securitizations — financings	4	10,943			6	11,825

Total securitizations	4	$10,943			6	$11,825

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2009	2008	2009	2008

Net proceeds from new securitizations completed during the period	$—	$—	$—	$—
Cash distributions from trusts related to Residual Interests	154	285	268	515
Servicing fees received(1)	57	62	115	125
Purchases of previously transferred financial assets for representation and warranty violations	(2)	(10)	(5)	(13)
Reimbursements of borrower benefits(2)	(8)	(7)	(16)	(14)
Purchases of delinquent Private Education Loans from securitization trusts using delinquent loan call option	—	(52)	—	(100)
Purchases of loans using clean-up call option	—	112	—	112

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

(2)	Under the terms of the securitizations, the transaction documents require that the Company reimburse the trusts for any borrower benefits afforded the borrowers of the underlying securitized loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$272	$721	$827	$1,820
Underlying securitized loan balance	6,046	14,736	13,372	34,154
Weighted average life	3.1 yrs.	8.0 yrs.	6.4 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.10%	.22%	5.76%
Residual cash flows discount rate	11.5%	13.0%	32.4%

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

(1)	Includes $529 million and $762 million related to the fair value of the Embedded Floor Income as of June 30, 2009 and December 31, 2008, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	The Company had no unrealized gains (pre-tax) in accumulated other comprehensive income that related to the Retained Interests for any of the periods presented.

(3)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(4)	Remaining expected credit losses as of the respective balance sheet date.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

The Company recorded net unrealized mark-to-market losses in “servicing and securitization revenue (loss)” of $90 million and $192 million in the three months ended June 30, 2009 and 2008, respectively, and $351 million and $280 million in the six months ended June 30, 2009 and 2008, respectively, related to the Residual Interest.

As of June 30, 2009, the Company did not change any significant assumptions compared to those used as of March 31, 2009, to determine the fair value of the Residual Interests. The $90 million unrealized mark-to-market loss in the second quarter of 2009 was primarily a result of an increase in forward interest rates which resulted in a higher discount rate used to value the Residual Interests as well as a reduction in the fair value of the Embedded Fixed Rate Floor Income. The $192 million unrealized mark-to-market loss in the second quarter of 2008 was primarily related to increases in forward interest rates during the quarter reducing the value of Embedded Fixed Rate Floor Income ($137 million decrease) and increasing the discount rate used to value the Residual Interests ($57 million decrease). Additionally, the Company increased the spread to LIBOR component of the Private Education discount rate formula to better reflect current market conditions which resulted in a $113 million Residual Interest mark-to-market loss. Actual quarterly experience, including improved forward curve spreads used in the valuation of the Residual Interests, partially mitigated these mark-to-market losses.

The following table reflects the sensitivity of the current fair value of the Residual Interests to adverse changes in the key economic assumptions used in the valuation of the Residual Interest at June 30, 2009, discussed in detail in the preceding table. The effect of a variation in a particular assumption on the fair value of the Residual Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

prepayments and increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical, as the actual results could be materially different than these estimates.

	As of June 30, 2009
	FFELP	FFELP
	Stafford/PLUS	Consolidation	Private Education
(Dollars in millions)	Loan Trusts(5)	Loan Trusts(5)	Loan Trusts(5)

Fair value of Residual Interest	$272	$721 (1)	$827
Weighted-average life	3.1 yrs.	8.0 yrs.	6.4 yrs.
Prepayment speed assumptions(2)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Impact on fair value of 5% absolute increase	$(24)	$(82)	$(108)
Impact on fair value of 10% absolute increase	$(43)	$(143)	$(195)
Expected credit losses (as a% of student loan principal)	.10%	.22%	5.76	%(3)
Impact on fair value of 5% absolute increase in default rate	$(6)	$(8)	$(170)
Impact on fair value of 10% absolute increase in default rate	$(10)	$(16)	$(339)
Residual cash flows discount rate	11.5%	13.0%	32.4%
Impact on fair value of 5% absolute increase	$(25)	$(115)	$(94)
Impact on fair value of 10% absolute increase	$(46)	$(198)	$(169)

	3 month LIBOR forward curve at June 30, 2009 plus contracted spreads
Difference between Asset and Funding underlying indices(4)
Impact on fair value of 0.25% absolute increase in funding index compared to asset index	$(42)	$(161)	$(2)
Impact on fair value of 0.50% absolute increase in funding index compared to asset index	$(85)	$(322)	$(4)

(1)	Certain consolidation trusts have $3.3 billion of non-U.S. dollar (Euro denominated) bonds outstanding. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with certain counterparties. Additionally, certain Private Education Loan trusts contain interest rate swaps that hedge the basis and reset risk between the Prime indexed assets and LIBOR index notes. As of June 30, 2009, these swaps are in an $833 million gain position (in the aggregate) and the trusts had $600 million of exposure to counterparties (gain position less collateral posted) primarily as a result of the decline in the exchange rates between the U.S. dollar and the Euro. This unrealized market value gain is not part of the fair value of the Residual Interest in the table above. Not all derivatives within the trusts require the swap counterparties to post collateral to the respective trust for changes in market value, unless the trust’s swap counterparty’s credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Ultimately, the Company’s exposure related to a swap counterparty failing to make its payments is limited to the fair value of the related trust’s Residual Interest which was $1.3 billion as of June 30, 2009.

(2)	See previous table for details on CPR. Impact on fair value due to increase in prepayment speeds only increases the repayment status speeds. Interim status CPR remains 0%.

(3)	Expected credit losses are used to project future cash flows related to the Private Education Loan securitization’s Residual Interest. However, until the fourth quarter of 2008 when it ceased this activity for all trusts settling prior to September 30, 2005, the Company purchased loans at par when the loans reached 180 days delinquent prior to default under a contingent call option, resulting in no credit losses at the trust nor related to the Company’s Residual Interest. When the Company exercised its contingent call option and purchased the loans from the trust at par, the Company recorded a loss related to these loans that are now on the Company’s balance sheet. The Company recorded losses of $43 million and $80 million, respectively, for the three and six months ended June 30, 2008, and did not record any losses for the three and six months ended June 30, 2009, related to this activity. For all trusts settling after October 1, 2005, the Company does not hold this contingent call option.

(4)	Student loan assets are primarily indexed to a Treasury bill, commercial paper or a prime index. Funding within the trust is primarily indexed to a LIBOR index. Sensitivity analysis increases funding indices as indicated while keeping assets underlying indices fixed.

(5)	In addition to the assumptions in the table above, the Company also projects the reduction in distributions that will result from the various benefit programs that exist related to consecutive on-time payments by borrowers. Related to the entire $1.8 billion Residual Interest, there are $205 million (present value) of benefits projected which reduce the fair value.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of June 30, 2009 and 2008.

	Off-Balance Sheet Private Education Loan Delinquencies
	June 30, 2009		June 30, 2008
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$2,974		$4,159
Loans in forbearance(2)	583		1,339
Loans in repayment and percentage of each status:
Loans current	8,874	90.4%	7,871	95.1%
Loans delinquent 31-60 days(3)	261	2.7	178	2.2
Loans delinquent 61-90 days(3)	174	1.8	102	1.2
Loans delinquent greater than 90 days(3)	505	5.1	124	1.5

Total off-balance sheet Private Education Loans in repayment	9,814	100%	8,275	100%

Total off-balance sheet Private Education Loans, gross	$13,371		$13,773

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes charge-off activity for Private Education Loans in the off-balance sheet trusts for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Charge-offs	$116	$40	$179	$73
Charge-offs as a percentage of average loans in repayment (annualized)	4.8%	2.1%	3.8%	1.9%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.6%	1.8%	3.6%	1.6%
Ending off-balance sheet total Private Education Loans(1)	$13,520	$13,831	$13,520	$13,831
Average off-balance sheet Private Education Loans in repayment	$9,630	$7,811	$9,522	$7,638
Ending off-balance sheet Private Education Loans in repayment	$9,814	$8,275	$9,814	$8,275

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans (see Note 2, “Allowance for Loan Losses”).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

7.	Derivative Financial Instruments

Derivative instruments that are used as part of the Company’s interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities including the Residual Interests from off-balance sheet securitizations. (For a full discussion of the Company’s risk management strategy and use of derivatives, please see the Company’s 2008 Form 10-K, Note 9, “Derivative Financial Instruments,” to the consolidated financial statements.) The Company accounts for its derivatives under SFAS No. 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company’s derivative instruments are classified and accounted for by the Company as fair value hedges, cash flow hedges or trading activities.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2009 and December 31, 2008, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2009 and 2008.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
(Dollars in millions)	Exposure	2009	2008	2009	2008	2009	2008	2009	2008

Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$810	$1,529	$82	$323	$892	$1,852
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	2,498	2,743	36	13	2,534	2,756

Total derivative assets(3)		—	—	3,308	4,272	118	336	3,426	4,608
Derivative Liabilities
Interest rate swaps	Interest rate	(106)	(146)	—	—	(635)	(332)	(741)	(478)
Floor/Cap contracts	Interest rate	—	—	—	—	(1,143)	(1,466)	(1,143)	(1,466)
Futures	Interest rate	—	—	—	—	(2)	(3)	(2)	(3)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(210)	(640)	(1)	—	(211)	(640)
Other(2)	Interest rate	—	—	—	—	(22)	—	(22)	—

Total derivative liabilities(3)		(106)	(146)	(210)	(640)	(1,803)	(1,801)	(2,119)	(2,587)

Net total derivatives		$(106)	$(146)	$3,098	$3,632	$(1,685)	$(1,465)	$1,307	$2,021

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of the embedded derivatives in the total return swap related to the $1.5 billion asset-backed securities based facility which closed in January 2009. The embedded derivatives are required to be accounted for as derivatives under SFAS No. 133.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008

Gross position	$3,426	$4,608	$(2,119)	$(2,587)
Impact of master netting agreements	(1,052)	(1,594)	1,052	1,594

Derivative values with impact of master netting agreements	$2,374	$3,014	$(1,067)	$(993)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,	Jun. 30,	Dec. 31,
(Dollars in billions)	2009	2008	2009	2008	2009	2008	2009	2008

Notional Values
Interest rate swaps	$3.9	$4.8	$10.9	$13.4	$154.8	$159.3	$169.6	$177.5
Floor/Cap contracts	—	—	—	—	38.7	32.4	38.7	32.4
Futures	—	—	—	—	.2	.2	.2	.2
Cross currency interest rate swaps	—	—	20.9	23.1	.3	.1	21.2	23.2
Other(1)	—	—	—	—	5.1	.7	5.1	.7

Total derivatives	$3.9	$4.8	$31.8	$36.5	$199.1	$192.7	$234.8	$234.0

(1)	“Other” includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155 as well as embedded derivatives in the total return swap discussed in footnote 2 to the table above.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended June 30,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008

Fair Value Hedges
Interest rate swaps	$(487)	$(364)	$97	$42	$521	$358	$131	$36
Cross currency interest rate swaps	1,163	(396)	120	(3)	(1,524)	439	(241)	40

Total fair value derivatives	676	(760)	217	39	(1,003)	797	(110)	76
Cash Flow Hedges
Interest rate swaps	(5)	—	(21)	(11)	—	—	(26)	(11)

Total cash flow derivatives	(5)	—	(21)	(11)	—	—	(26)	(11)
Trading
Interest rate swaps	(301)	(170)	119	105	—	—	(182)	(65)
Floor/Cap contracts	236	569	(171)	(174)	—	—	65	395
Futures	—	(3)	—	3	—	—	—	—
Cross currency interest rate swaps	(1)	(4)	1	(1)	—	—	—	(5)
Other	(115)	—	2	—	—	—	(113)	—

Total trading derivatives	(181)	392	(49)	(67)	—	—	(230)	325

Total	490	(368)	147	(39)	(1,003)	797	(366)	390
Less: realized gains (losses) recorded in interest expense	—	—	196	28	—	—	196	28

Gains (losses) on derivative and hedging activities, net	$490	$(368)	$(49)	$(67)	$(1,003)	$797	$(562)	$362

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Six Months Ended June 30,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008

Fair Value Hedges
Interest rate swaps	$(670)	$40	$176	$46	$715	$(44)	$221	$42
Cross currency interest rate swaps	241	1,497	196	76	(501)	(1,394)	(64)	179

Total fair value derivatives	(429)	1,537	372	122	214	(1,438)	157	221
Cash Flow Hedges
Interest rate swaps	—	—	(39)	(20)	—	—	(39)	(20)

Total cash flow derivatives	—	—	(39)	(20)	—	—	(39)	(20)
Trading
Interest rate swaps	(601)	(302)	348	338	—	—	(253)	36
Floor/Cap contracts	402	274	(311)	(315)	—	—	91	(41)
Futures	1	(2)	—	3	—	—	1	1
Cross currency interest rate swaps	(34)	(5)	1	(1)	—	—	(33)	(6)
Other	(51)	—	2	—	—	—	(49)

Total trading derivatives	(283)	(35)	40	25	—	—	(243)	(10)

Total	(712)	1,502	373	127	214	(1,438)	(125)	191
Less: realized gains (losses) recorded in interest expense	—	—	333	102	—	—	333	102

Gains (losses) on derivative and hedging activities, net	$(712)	$1,502	$40	$25	$214	$(1,438)	$(458)	$89

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Interest Rate Swaps		Interest Rate Swaps
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Total gains (losses) on cash flow hedges	$5	$67	$1	$30
Realized (gains) losses reclassified to interest expense(1)(2)(3)	13	7	25	12
Hedge ineffectiveness reclassified to earnings(1)(4)	3	—	—	—

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$21	$74	$26	$42

(1)	Amounts included in “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	The Company expects to reclassify $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged at June 30, 2009 and December 31, 2008 related to derivative exposures between the Company and its derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2009	December 31, 2008

Collateral held:(1)
Cash (obligation to return cash collateral is recorded in short-term borrowings)(2)	$1,055	$1,624
Securities at fair value — corporate derivatives (not recorded in financial statements)(3)	185	689
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(4)	610	688

Total collateral held	$1,850	$3,001

Derivative asset at fair value including accrued interest	$2,809	$3,741

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$772	$—
Securities at fair value (recorded in investments)(5)	27	26
Securities at fair value (recorded in restricted investments)(6)	33	—
Securities at fair value re-pledged (not recorded in financial statements)(6)(7)	—	191

Total collateral pledged	$832	$217

Derivative liability at fair value including accrued interest and premium receivable	$856	$677

(1)	In addition to collateral held for derivative exposures, the Company held $779 million (fair value) of mortgage-backed securities as collateral in a reverse repurchase transaction. The securities are not reflected in the consolidated financial statements; however, the reverse repurchase transaction is reflected in the Company’s “cash and cash equivalents” line of the consolidated balance sheets.

(2)	Effective with the downgrade in the Company’s unsecured credit ratings on May 13, 2009, cash collateral is held in restricted cash accounts.

(3)	Effective with the downgrade in the Company’s unsecured credit ratings on May 13, 2009, the Company does not have the ability to sell or re-pledge securities it holds as collateral.

(4)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

(5)	Counterparty does not have the right to sell or re-pledge securities.

(6)	Counterparty has the right to sell or re-pledge securities.

(7)	Represents securities the Company holds as collateral that have been pledged to other counterparties.

Additionally, as of June 30, 2009 and December 31, 2008, $259 million and $340 million, respectively, in collateral related to off-balance sheet trust derivatives were held by these off-balance sheet trusts. Collateral posted by third parties to the off-balance sheet trusts cannot be sold or re-pledged by the trusts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

8.	Other Assets

The following table provides detail on the Company’s other assets at June 30, 2009 and December 31, 2008.

	June 30,		December 31,
	2009		2008
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Accrued interest receivable	$2,993,603	30%	$3,466,404	31%
Derivatives at fair value	2,373,712	24	3,013,644	27
Income tax asset	1,895,199	19	1,661,039	15
APG purchased paper receivables and real estate owned	856,929	9	1,222,345	11
Benefit and insurance-related investments	475,780	5	472,899	4
Fixed assets, net	309,925	3	313,059	3
Accounts receivable — general	652,036	7	712,854	6
Other	467,945	3	278,533	3

Total	$10,025,129	100%	$11,140,777	100%

The “Derivatives at fair value” line in the above table includes the fair value of the Company’s derivatives in a gain position by counterparty exclusive of accrued interest and collateral. At June 30, 2009 and December 31, 2008, these balances included cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of June 30, 2009 and December 31, 2008, the cumulative mark-to-market adjustment to the hedged debt was $(3.1) billion and $(3.4) billion, respectively.

9.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases and issuances for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Shares in millions)	2009	2008	2009	2008

Common shares repurchased:
Benefit plans(1)	—	.2	.1	.5

Total shares repurchased	—	.2	.1	.5

Average purchase price per share	$—	$23.74	$23.84	$20.98

Common shares issued	.1	.3	.4	1.5

Authority remaining at end of period for repurchases	38.8	38.8	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on June 30, 2009 was $10.27.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive income (loss) as of June 30, 2009, December 31, 2008 and June 30, 2008.

	June 30,	December 31,	June 30,
	2009	2008	2008

Net unrealized gains (losses) on investments(1)	$1,026	$(1,243)	$22,604
Net unrealized gains (losses) on derivatives(2)	(67,971)	(93,986)	19,696
Defined benefit pension plans:
Net prior service cost	—	—	—
Net gain	18,262	18,753	19,694

Total defined benefit pension plans(3)	18,262	18,753	19,694

Total accumulated other comprehensive income (loss)	$(48,683)	$(76,476)	$61,994

(1)	Net of tax expense of $560 as of June 30, 2009, tax benefit of $750 as of December 31, 2008, and tax expense of $12,707 as of June 30, 2008.

(2)	Net of tax benefit of $39,086, and $53,419 as of June 30, 2009 and December 31, 2008, respectively, and tax expense of $11,118 as of June 30, 2008.

(3)	Net of tax expense of $10,776, $10,967 and $11,425 as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Stockholders’ Equity (Continued)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net income (loss) attributable to common stock	$(148,520)	$238,345	$(196,301)	$105,516
Adjusted for dividends of convertible preferred stock series C(1)	—	20,844	—	—

Net income (loss) attributable to common stock, adjusted	$(148,520)	$259,189	$(196,301)	$105,516

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	466,799	466,649	466,780	466,615
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C(1)	—	50,568	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(2)	—	737	—	701

Dilutive potential common shares(3)	—	51,305	—	701

Weighted average shares used to compute diluted EPS	466,799	517,954	466,780	467,316

Net earnings (loss) per share:
Basic earnings (loss) per common share	$(.32)	$.51	$(.42)	$.23
Dilutive effect of convertible preferred stock series C(1)	—	(.01)	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(2)	—	—	—	—

Diluted earnings (loss) per common share	$(.32)	$.50	$(.42)	$.23

(1)	The Company’s 7.25 percent mandatory convertible preferred stock series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between approximately 48 million shares and 59 million shares of common stock, depending upon the Company’s stock price at that time. Depending upon the amount of the mandatory convertible preferred stock outstanding as of that date, the actual number of shares of common stock issued may be less. These instruments were anti-dilutive for the three months ended June 30, 2009 and the six months ended June 30, 2009 and 2008. These instruments were anti-dilutive for the three and six months ended June 30, 2009, due to the net losses attributable to common stock for those periods.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(3)	For the three and six months ended June 30, 2009, stock options covering approximately 45 million shares for each period, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2008, stock options covering approximately 40 million and 41 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Earnings (Loss) per Common Share (Continued)

11.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gains on debt repurchases	$325,294	$21,284	$389,049	$21,284
Late fees and forbearance fees	32,051	34,030	68,763	71,185
Asset servicing and other transaction fees	26,391	26,067	51,446	51,935
Loan servicing fees	8,687	5,616	18,733	12,268
Foreign currency translation gains (losses), net	(5,692)	3,958	33,992	4,127
Other	12,334	17,773	29,540	41,462

Total	$399,065	$108,728	$591,523	$202,261

The increase in other income for the three and six months ended June 30, 2009 over the year-ago periods presented is primarily the result of the gains on debt repurchased. The Company began repurchasing its outstanding debt in the second quarter of 2008. In the second quarter of 2009, the Company repurchased $1.1 billion face amount of its senior unsecured notes compared to $1.2 billion in the second quarter of 2008. Since the second quarter of 2008, the Company has repurchased $3.2 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2014.

12.	Restructuring Activities

During the fourth quarter of 2007, the Company initiated a restructuring program to reduce costs and improve operating efficiencies in response to the impacts of The College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets. As part of this restructuring program, the Company has refocused its lending activities, exited certain customer relationships and product lines and consolidated and exited certain facilities. Management estimates approximately $7 million of additional restructuring expenses associated with the Company’s current cost reduction efforts will be incurred. These estimated additional restructuring costs relate primarily to position eliminations and resulting employee terminations as well as lease termination costs in the Company’s Asset Performance Group (“APG”) business segment. Management expects the Company’s current restructuring program will be substantially complete by the end of 2009. However, management is continuing to review the Company’s business to determine whether there are other opportunities to further streamline the business.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Restructuring Activities (Continued)

The following table summarizes the restructuring expenses incurred during the quarters ended June 30, 2009 and 2008 and cumulative restructuring expenses incurred through June 30, 2009.

					Cumulative
					Expense as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2009	2008	2009	2008	2009

Severance costs	$4,291	$34,214	$6,957	$49,083	$92,320
Lease and other contract termination costs	67	8,634	742	9,069	10,259
Exit and other costs	72	3,892	1,504	9,266	12,904

Total(1)	$4,430	$46,740	$9,203	$67,418	$115,483

(1)	Aggregate restructuring expenses incurred across the Company’s reportable segments during the three months ended June 30, 2009 and 2008 totaled $4 million and $31 million, respectively, in the Company’s Lending reportable segment, $.4 million and $5 million, respectively, in the Company’s APG reportable segment, and $(.2) million and $11 million, respectively, in the Company’s Corporate and Other reportable segment.

As of June 30, 2009 and 2008, severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 2,800 and 2,500 positions, respectively, across all of the Company’s reportable segments, with position eliminations ranging from senior executives to clerical personnel. Lease and other contract termination costs and exit and other costs incurred during the three months ended June 30, 2009 and 2008, respectively, related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2007	$18,329	$—	$—	$18,329
Net accruals	62,858	9,517	11,400	83,775
Cash paid	(66,063)	(6,719)	(11,340)	(84,122)

Balance at December 31, 2008	15,124	2,798	60	17,982
Net accruals	6,957	742	1,504	9,203
Cash paid	(15,104)	(982)	(1,564)	(17,650)

Balance at June 30, 2009	$6,977	$2,558	$—	$9,535

13.	Fair Value Measurements

The Company uses estimates of fair value as defined by SFAS No. 157 in applying various accounting standards for its financial statements. Under GAAP, fair value measurements are used in one of four ways:

•	In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

•	In the consolidated balance sheet with changes in fair value recorded in the accumulated other comprehensive income section of the consolidated statement of changes in stockholders’ equity;

•	In the consolidated balance sheet for instruments carried at lower of cost or fair value with impairment charges recorded in the consolidated statement of income; and

•	In the notes to the financial statements as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”

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

Student Loans

The Company’s FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale (see Note 2, “Significant Accounting Policies — Loans,” to the consolidated financial statements in the Company’s 2008 Annual Report on Form 10-K, for a discussion of the accounting treatment); however, the fair value is disclosed in compliance with SFAS No. 107. FFELP loans classified as held-for-sale are those which the Company has the ability and intent to sell under various ED loan purchase programs. In these instances, the FFELP loans are valued using the committed sales price under the programs. For all other FFELP loans and Private Education Loans, fair value was determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

flows are prepayment speeds, default rates, cost of funds, required return on equity, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of the Company’s FFELP loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are not observable.

Other Loans

Warehousing, facilities financings, and mortgage and consumer loans held for investment are accounted for at cost with fair values being disclosed as required by SFAS No. 107. Mortgage loans held for sale are accounted for at lower of cost or market. Fair value was determined with discounted cash flow models using the stated terms of the loans and observable market yield curves. In addition, adjustments and assumptions were made for credit spreads, liquidity, prepayment speeds and defaults. A number of significant inputs into the models are not observable.

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

Borrowings

Borrowings are accounted for at cost in the financial statements except when denominated in a foreign currency or when designated as the hedged item in a fair value hedge relationship under SFAS No. 133. When the hedged risk is the benchmark interest rate and not full fair value, the cost basis is adjusted for changes in value due to benchmark interest rates only. Additionally, foreign currency denominated borrowings are re-measured at current spot rates in the financial statements. The full fair value of all borrowings is disclosed as required by SFAS No. 107. Fair value was determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates and volatilities from active markets; or from quotes from broker-dealers. Credit adjustments for unsecured corporate debt are made based on indicative quotes from observable trades and spreads on credit default swaps specific to the Company. Credit adjustments for secured borrowings are based on indicative quotes from broker-dealers. These adjustments for both secured and unsecured borrowings are material to the overall valuation of these items and, currently, are based on inputs from inactive markets.

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair values of a majority of derivative financial instruments, including swaps and floors, were determined by standard derivative pricing

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

and option models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates and volatilities from active markets. In some cases, management utilized internally developed amortization streams to model the fair value for swaps whose notional amounts contractually amortizes with securitized asset balances. Complex structured derivatives or derivatives that trade in less liquid markets require significant adjustments and judgment in determining fair value that cannot be corroborated with market transactions. When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, the Company fully collateralizes the exposure minimizing the adjustment necessary to the derivative valuations for the Company’s credit risk. While trusts that contain derivatives are not required to post collateral to counterparties, the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs. The carrying value of borrowings designated as the hedged item in a SFAS No. 133 fair value hedge are adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

During 2008 and 2009, the bid/ask spread widened significantly for certain interest rate indices for which the Company had derivatives as a result of market inactivity. As such, significant adjustments for the bid/ask spread and unobservable inputs were used in the fair value calculation resulting in these instruments being classified as level 3 in the hierarchy. Additionally, significant unobservable inputs were used to model the amortizing notional of some swaps tied to securitized asset balances and as such, these derivatives have been classified as level 3 in the hierarchy.

Residual Interests

The Residual Interests are carried at fair value in the financial statements. No active market exists for student loan Residual Interests; as such, the fair value is calculated using discounted cash flow models and option models. Observable inputs from active markets are used where available, including yield curves and volatilities. Significant unobservable inputs such as prepayment speeds, default rates, certain bonds’ costs of funds and discount rates, are used in determining the fair value and require significant judgment. These unobservable inputs are internally determined based upon analysis of historical data and expected industry trends. On a quarterly basis the Company back tests its prepayment speed, default rates and costs of funds assumptions by comparing those assumptions to actuals experienced. Additionally, the Company uses non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interests. Market transactions are not available to validate the models’ results. An analysis of the impact of changes to significant inputs is addressed further in Note 6, “Student Loan Securitization.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

The following tables summarize the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of June 30, 2009 and December 31, 2008.

	Fair Value Measurements on a Recurring
	Basis as of June 30, 2009
					Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Collateral	Net

Assets
Available for sale investments	$—	$1,187	$—	$1,187	$—	$1,187
Retained Interest in off-balance sheet securitized loans	—	—	1,821	1,821	—	1,821
Derivative instruments(1)(2)	—	1,584	790	2,374	(1,055)	1,319

Total Assets	$—	$2,771	$2,611	$5,382	$(1,055)	$4,327

Liabilities(3)
Derivative instruments(1)(2)	$(2)	$(1,065)	$—	$(1,067)	$772	$(295)

Total Liabilities	$(2)	$(1,065)	$—	$(1,067)	$772	$(295)

	Fair Value Measurements on a Recurring
	Basis as of December 31, 2008
					Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Collateral	Net

Assets
Available for sale investments	$—	$861	$—	$861	$—	$861
Retained Interest in off-balance sheet securitized loans	—	—	2,200	2,200	—	2,200
Derivative instruments(1)(2)	—	3,014	—	3,014	(1,624)	1,390

Total Assets	$—	$3,875	$2,200	$6,075	$(1,624)	$4,451

Liabilities(3)
Derivative instruments(1)(2)	$(3)	$(648)	$(341)	$(992)	$—	$(992)

Total Liabilities	$(3)	$(648)	$(341)	$(992)	$—	$(992)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Level 1 derivatives include euro-dollar futures contracts. Level 2 derivatives include derivatives indexed to interest rate indices and currencies that are considered liquid. Level 3 derivatives include derivatives indexed to illiquid interest rate indices and derivatives for which significant adjustments were made to observable inputs.

(3)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009					2008
	Residual		Derivative			Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total	Interests		Instruments		Total

Balance, beginning of period	$1,951		$437		$2,388	$2,874		$(52)		$2,822
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	36		206		242	(43)		(72)		(115)
Included in other comprehensive income	—		—		—	—		—		—
Purchases, issuances and settlements	(166)		147		(19)	(286)		3		(283)
Transfers in and/or out of Level 3	—		—		—	—		—		—

Balance, end of period	$1,821		$790		$2,611	$2,545		$(121)		$2,424

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(90	)(2)	$339	(3)	$249	$(192	)(2)	$(68	)(3)	$(260)

	Six Months Ended June 30,
	2009				2008
	Residual		Derivative		Residual		Derivative
(Dollars in millions)	Interests		Instruments	Total	Interests		Instruments		Total

Balance, beginning of period	$2,200		$(341)	$1,859	$3,044		$(71)		$2,973
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(99)		(124)	(223)	17		(62)		(45)
Included in other comprehensive income	—		—	—	—		—		—
Purchases, issuances and settlements	(280)		187	(93)	(516)		12		(504)
Transfers in and/or out of Level 3	—		1,068	1,068	—		—		—

Balance, end of period	$1,821		$790	$2,611	$2,545		$(121)		$2,424

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(351	)(2)	$66 (3)	$(285)	$(280	)(2)	$(49	)(3)	$(329)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2009	2008	2009	2008

Servicing and securitization revenue	$36	$(43)	$(99)	$17
Gains (losses) on derivative and hedging activities, net	264	(72)	(28)	(62)
Interest expense	(58)	—	(96)	—

Total	$242	$(115)	$(223)	$(45)

(2)	Recorded in “servicing and securitization revenue (loss)” in the consolidated statements of income.

(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

In addition, at June 30, 2009, the Company had real estate owned assets, related to its Purchased Paper — Mortgage/Properties business, held on its balance sheet at fair value totaling $130 million. These assets are carried at the lower of cost or fair value and as such are marked-to-market on a non-recurring basis. Fair value is determined using significant unobservable inputs primarily based on broker price opinions and are considered Level 3 valuations.

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments, as of June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$127,239	$132,306	$(5,067)	$107,319	$124,220	$(16,901)
Private Education Loans	18,035	21,850	(3,815)	14,141	20,582	(6,441)
Other loans	364	489	(125)	619	729	(110)
Cash and investments	13,458	13,458	—	8,646	8,646	—

Total earning assets	159,096	168,103	(9,007)	130,725	154,177	(23,452)

Interest-bearing liabilities
Short-term borrowings	47,160	47,332	172	41,608	41,933	325
Long-term borrowings	110,827	125,880	15,053	93,462	118,225	24,763

Total interest-bearing liabilities	157,987	173,212	15,225	135,070	160,158	25,088

Derivative financial instruments
Floor Income/Cap contracts	(1,143)	(1,143)	—	(1,466)	(1,466)	—
Interest rate swaps	151	151	—	1,374	1,374	—
Cross currency interest rate swaps	2,323	2,323	—	2,116	2,116	—
Futures contracts	(2)	(2)	—	(3)	(3)	—
Other	(22)	(22)	—	—	—	—
Other
Residual interest in securitized assets	1,821	1,821	—	2,200	2,200	—

Excess of net asset fair value over carrying value			$6,218			$1,636

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Commitments and Contingencies

On August 3, 2009, the Company received the final audit report of ED’s Office of the Inspector General (“OIG”) related to the Company’s billing practices for special allowance payments. Among other things, the OIG recommended that ED instruct the Company to return approximately $22 million in alleged special allowance overpayments. The Company continues to believe that its practices are consistent with longstanding ED guidance and all applicable rules and regulations and intends to continue disputing these findings. The OIG has audited other industry participants with regard to special allowance payments for loans funded by tax exempt obligations and in certain cases the Secretary of ED has disagreed with the OIG’s recommendations.

In the ordinary course of business, the Company and its subsidiaries are defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment or other laws. In certain of these actions and proceedings, claims for substantial monetary damage are asserted against the Company and its subsidiaries.

In the ordinary course of business, the Company and its subsidiaries also are subject to regulatory examinations, information gathering requests, inquiries and investigations. In connection with formal and informal inquiries in these cases, the Company and its subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of the Company’s regulated activities.

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

Based on current knowledge, no reserves have been established for any pending litigation or regulatory matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending litigation or regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

15.	Income Taxes

For the six months ended June 30, 2009 and 2008, the Company reported an income tax benefit of $78 million and income tax expense of $91 million, respectively, representing effective tax rates of 35 percent and 35 percent, respectively.

Accounting for Uncertainty in Income Taxes

The unrecognized tax benefits changed from $86 million at December 31, 2008 to $121 million at June 30, 2009, and there was no material change from December 31, 2008 for the accrued interest and penalties. Included in the $121 million are $32 million of unrecognized tax benefits that if recognized, would favorably impact the effective tax rate.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

15.	Income Taxes (Continued)

These changes result primarily from adding a new issue that was identified during the first quarter of 2009 while completing the 2008 U.S. federal income tax return as well as adjusting the 2005 and 2006 unrecognized tax benefits to incorporate the net impact of the IRS examination of the Company’s 2005 and 2006 U.S. federal income tax returns. New information was received from the IRS during the first quarter as part of that IRS examination and the examination was ultimately concluded during the second quarter. Several other less significant amounts of uncertain tax benefits were also added during the quarter.

16.	Segment Reporting

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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended June 30, 2009 and 2008. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the APG and Corporate and Other segments. During the six months ended June 30, 2009 and 2008, USA Funds accounted for 13 percent and 28 percent, respectively, of the aggregate revenues

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

generated by the Company’s APG and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of June 30, 2009, the Company managed $188.1 billion of student loans, of which $153.6 billion or 82 percent are federally insured, and has 10 million student and parent customers. In the six months ended June 30, 2009, the Company originated $4 million in mortgage loans which were sold. The Company’s mortgage and other consumer loan portfolio totaled $428 million at June 30, 2009.

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

The Company concluded in 2008 that its APG purchased paper business no longer produced a strategic fit, and the Company decided to wind down this business. Due to the continued weakening of the U.S. economy, during the second quarter of 2009, the Company recorded $8 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $13 million of impairment related to the Company’s non-mortgage purchase paper subsidiary. These impairments are recorded within collections revenue (loss) as they are not considered restructuring expenses.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2009
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$310	$—	$—	$310	$14	$324
FFELP Consolidation Loans	394	—	—	394	67	461
Private Education Loans	559	—	—	559	(166)	393
Other loans	18	—	—	18	—	18
Cash and investments	4	—	4	8	(1)	7

Total interest income	1,285	—	4	1,289	(86)	1,203
Total interest expense	824	5	3	832	(13)	819

Net interest income (loss)	461	(5)	1	457	(73)	384
Less: provisions for loan losses	402	—	—	402	(124)	278

Net interest income (loss) after provisions for loan losses	59	(5)	1	55	51	106
Contingency fee revenue	—	73	—	73	—	73
Collections revenue	—	22	—	22	—	22
Guarantor servicing fees	—	—	25	25	—	25
Other income (loss)	360	—	46	406	(481)	(75)

Total other income	360	95	71	526	(481)	45
Restructuring expenses	4	—	—	4	—	4
Operating expenses	141	80	85	306	10	316

Total expenses	145	80	85	310	10	320

Income (loss) before income tax expense (benefit)	274	10	(13)	271	(440)	(169)
Income tax expense (benefit)(1)	102	4	(5)	101	(147)	(46)
Less: net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to SLM Corporation	$172	$6	$(8)	$170	$(293)	$(123)

Economic Floor Income (net of tax) not included in “Core Earnings”	$89	$—	$—	$89

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2009
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(230)	$67	$90	$—	$(73)
Less: provisions for loan losses	(124)	—	—	—	(124)

Net interest income (loss) after provisions for loan losses	(106)	67	90	—	51
Contingency fee revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	81	(562)	—	—	(481)

Total other income (loss)	81	(562)	—	—	(481)
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	10	10

Total expenses	—	—	—	10	10

Total pre-tax “Core Earnings” adjustments to GAAP	$(25)	$(495)	$90	$(10)	(440)

Income tax benefit					(147)
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$(293)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

	Three Months Ended June 30, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$524	$—	$—	$524	$(26)	$498
FFELP Consolidation Loans	908	—	—	908	(138)	770
Private Education Loans	665	—	—	665	(256)	409
Other loans	21	—	—	21	—	21
Cash and investments	81	—	5	86	(15)	71

Total interest income	2,199	—	5	2,204	(435)	1,769
Total interest expense	1,605	7	5	1,617	(251)	1,366

Net interest income (loss)	594	(7)	—	587	(184)	403
Less: provisions for loan losses	192	—	—	192	(49)	143

Net interest income (loss) after provisions for loan losses	402	(7)	—	395	(135)	260
Contingency fee revenue	—	84	—	84	—	84
Collections revenue	—	27	—	27	(1)	26
Guarantor servicing fees	—	—	24	24	—	24
Other income	62	—	45	107	322	429

Total other income	62	111	69	242	321	563
Restructuring expenses	31	5	11	47	—	47
Operating expenses	155	110	73	338	16	354

Total expenses	186	115	84	385	16	401

Income (loss) before income tax expense (benefit)	278	(11)	(15)	252	170	422
Income tax expense (benefit)(1)	103	(4)	(6)	93	60	153
Less: net income attributable to noncontrolling interest	—	3	—	3	—	3

Net income (loss) attributable to SLM Corporation	$175	$(10)	$(9)	$156	$110	$266

Economic Floor Income (net of tax) not included in “Core Earnings”	$22	$—	$—	$22

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(254)	$89	$(19)	$—	$(184)
Less: provisions for loan losses	(49)	—	—	—	(49)

Net interest income (loss) after provisions for loan losses	(205)	89	(19)	—	(135)
Contingency fee revenue	—	—	—	—	—
Collections revenue (loss)	(1)	—	—	—	(1)
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	(40)	362	—	—	322

Total other income (loss)	(41)	362	—	—	321
Restructuring expenses	—	—	—	—	—
Operating expenses	1	—	—	15	16

Total expenses	1	—	—	15	16

Total pre-tax “Core Earnings” adjustments to GAAP	$(247)	$451	$(19)	$(15)	170

Income tax expense					60
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$110

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

	Six Months Ended June 30, 2009
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$672	$—	$—	$672	$(5)	$667
FFELP Consolidation Loans	833	—	—	833	117	950
Private Education Loans	1,122	—	—	1,122	(342)	780
Other loans	35	—	—	35	—	35
Cash and investments	6	—	9	15	(2)	13

Total interest income	2,668	—	9	2,677	(232)	2,445
Total interest expense	1,773	10	8	1,791	55	1,846

Net interest income (loss)	895	(10)	1	886	(287)	599
Less: provisions for loan losses	751	—	—	751	(223)	528

Net interest income (loss) after provisions for loan losses	144	(10)	1	135	(64)	71
Contingency fee revenue	—	148	—	148	—	148
Collections revenue	—	—	—	—	1	1
Guarantor servicing fees	—	—	59	59	—	59
Other income (loss)	461	—	96	557	(432)	125

Total other income	461	148	155	764	(431)	333
Restructuring expenses	5	2	2	9	—	9
Operating expenses	272	169	156	597	20	617

Total expenses	277	171	158	606	20	626

Income (loss) before income tax expense (benefit)	328	(33)	(2)	293	(515)	(222)
Income tax expense (benefit)(1)	122	(12)	(1)	109	(187)	(78)
Less: net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to SLM Corporation	$206	$(21)	$(1)	$184	$(328)	$(144)

Economic Floor Income (net of tax) not included in “Core Earnings”	$168	$—	$—	$168

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2009
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(473)	$17	$169	$—	$(287)
Less: provisions for loan losses	(223)	—	—	—	(223)

Net interest income (loss) after provisions for loan losses	(250)	17	169	—	(64)
Contingency fee revenue	—	—	—	—	—
Collections revenue	1	—	—	—	1
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	26	(458)	—	—	(432)

Total other income (loss)	27	(458)	—	—	(431)
Restructuring expenses	—	—	—	—	—
Operating expenses	1	—	—	19	20

Total expenses	1	—	—	19	20

Total pre-tax “Core Earnings” adjustments to GAAP	$(224)	$(441)	$169	$(19)	(515)

Income tax benefit					(187)
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$(328)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

	Six Months Ended June 30, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,018	$—	$—	$1,018	$(56)	$962
FFELP Consolidation Loans	1,896	—	—	1,896	(290)	1,606
Private Education Loans	1,415	—	—	1,415	(562)	853
Other loans	45	—	—	45	—	45
Cash and investments	222	—	11	233	(39)	194

Total interest income	4,596	—	11	4,607	(947)	3,660
Total interest expense	3,429	14	10	3,453	(472)	2,981

Net interest income (loss)	1,167	(14)	1	1,154	(475)	679
Less: provisions for loan losses	374	—	—	374	(94)	280

Net interest income (loss) after provisions for loan losses	793	(14)	1	780	(381)	399
Contingency fee revenue	—	169	—	169	—	169
Collections revenue	—	84	—	84	—	84
Guarantor servicing fees	—	—	58	58	—	58
Other income	106	—	97	203	119	322

Total other income	106	253	155	514	119	633
Restructuring expenses	46	6	15	67	—	67
Operating expenses	318	216	144	678	32	710

Total expenses	364	222	159	745	32	777

Income (loss) before income tax expense (benefit)	535	17	(3)	549	(294)	255
Income tax expense (benefit)(1)	197	6	(1)	202	(112)	90
Less: net income attributable to noncontrolling interest	—	3	—	3	—	3

Net income (loss) attributable to SLM Corporation	$338	$8	$(2)	$344	$(182)	$162

Economic Floor Income (net of tax) not included in “Core Earnings”	$49	$—	$—	$49

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(449)	$(2)	$(24)	$—	$(475)
Less: provisions for loan losses	(94)	—	—	—	(94)

Net interest income (loss) after provisions for loan losses	(355)	(2)	(24)	—	(381)
Contingency fee revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income	30	89	—	—	119

Total other income	30	89	—	—	119
Restructuring expenses	—	—	—	—	—
Operating expenses	1	—	—	31	32

Total expenses	1	—	—	31	32

Total pre-tax “Core Earnings” adjustments to GAAP	$(326)	$87	$(24)	$(31)	(294)

Income tax benefit					(112)
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$(182)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2009 and for the three and six months ended
June 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$(25)	$(247)	$(224)	$(326)
Net impact of derivative accounting(2)	(495)	451	(441)	87
Net impact of Floor Income(3)	90	(19)	169	(24)
Net impact of acquired intangibles(4)	(10)	(15)	(19)	(31)
Net tax effect(5)	147	(60)	187	112

Total “Core Earnings” adjustments to GAAP	$(293)	$110	$(328)	$(182)

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company only includes such income in “Core Earnings” when it is Fixed Rate Floor Income that is economically hedged. The Company employs derivatives, primarily Floor Income Contracts, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” the Company reverses the fair value adjustments on the Floor Income Contracts economically hedging Floor Income and includes in income the amortization of net premiums received on contracts economically hedging Fixed Rate Floor Income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2009 and 2008
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

RECENT DEVELOPMENTS

U.S. Department of Education Federal Student Aid Title IV Student Loan Management/Servicing Contract (the “ED Servicing Contract”)

During the quarter, ED named Sallie Mae as one of four private sector servicers awarded a servicing contract (the “ED Servicing Contract”) to service new loans and a portion of the approximately $550 billion outstanding federal student loan portfolio. The contract specifically covers the servicing of all types of federally-owned student loans, including the servicing of FFELP loans purchased by ED pursuant to ECASLA. We expect the contract to begin in the second half of August 2009 and span five years with one, five-year renewal option. Beginning in August 2010, the contract will also cover the servicing on new Direct Loans.

ED has not yet announced its plans for allocating the initial servicing accounts other than that Sallie Mae will continue to service loans put to ED under ECASLA that are on our systems today. Today we have over two million accounts on our system that we expect to be serviced under this contract. Given our cost structure, we expect that this will be profitable and will produce an acceptable risk-adjusted return.

Legislative and Regulatory Developments

On February 26, 2009, the Administration issued its 2010 budget request to Congress, which included provisions that could impact significantly the FFELP. The President’s budget overview states: “FFEL processors would continue to receive federal subsidies for new loans originated in the 2009-2010 academic year and prior academic years under the regular FFEL program and the emergency programs established by the Ensuring Continued Access to Student Loans Act of 2008.” The budget proposal must be passed in the Congress, prior to enactment into law.

On July 21, 2009, the House Education and Labor Committee approved H.R. 3221, the Student Aid Reform and Fiscal Responsibility Act (“SAFRA”), which would eliminate the FFELP and require that, after July 1, 2010, all new federal student loans be made through the Direct Student Loan Program. It is expected that the full House of Representatives will consider the legislation sometime in September. The Senate Health, Education, Labor and Pensions Committee has not released a timeline for its consideration of the legislation but it is expected that they will begin considering student loan legislation no earlier than September. In addition to the House’s proposal, there are several other reforms that may be considered as the legislation moves forward. These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, an alternative student loan proposal endorsed by a cross-section of FFELP service providers (including Sallie Mae).

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

Fair Value Measurements

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three staff positions regarding fair value measurements and recognition of impairment. Under FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” impairment must be recorded to income for debt securities if there exists a fair value loss and the entity intends to sell the security or it is more likely than not the entity will be required to sell the security before recovery of the loss. Additionally, credit losses must be recorded through income regardless of the impairment determination above. Remaining fair value losses are recorded to other comprehensive income. FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” require interim disclosures of the fair value of financial instruments that were previously only required annually. Finally, FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance for determining when a significant decrease in market activity has occurred and when a transaction is not orderly. It further reiterates that prices from inactive markets or disorderly transactions should carry less weight, if any, to the determination of fair value. These standards are effective for the Company beginning April 1, 2009. The adoption of these standards was not material to the Company.

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

2.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, we fully collateralize the exposure minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral to counterparties, the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $(133) million as of June 30, 2009. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $(222) million to take into account a significant reduction in liquidity as of June 30, 2009, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate notes in the Company’s on-balance sheet trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs. These swaps were transferred into Level 3 during the first quarter of 2009 due to a change in the assumption regarding successful remarketing. These swaps were carried at $1.4 billion as of June 30, 2009.

3.	Residual Interests — We have never sold our Residual Interests. We do not consider our Residual Interests to be liquid, which we take into account when valuing our Residual Interests. We use non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interest. We also use the most current prepayment and default rate assumptions to project the cash flows used to value Residual Interests. These assumptions are internally developed and primarily based on analyzing the actual results of loan performance from past periods. See Note 6, “Student Loan Securitization,” to the consolidated financial statements for a discussion of all assumption changes made during the quarter to properly determine the fair value of the Residual Interests, as well as a shock analysis to fair value related to all significant assumptions.

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

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months				Six Months
	Ended		Increase		Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2009	2008	$	%	2009	2008	$	%

Net interest income	$384	$403	$(19)	(5)%	$599	$679	$(80)	(12)%
Less: provisions for loan losses	278	143	135	94	528	280	248	89

Net interest income (loss) after provisions for loan losses	106	260	(154)	(59)	71	399	(328)	(82)
Servicing and securitization revenue (loss)	87	2	85	4,250	(8)	109	(117)	(107)
Losses on loans and securities, net	—	(44)	44	100	—	(78)	78	100
Gains (losses) on derivative and hedging activities, net	(562)	362	(924)	(255)	(458)	89	(547)	(615)
Contingency fee revenue	73	84	(11)	(13)	148	169	(21)	(12)
Collections revenue	22	26	(4)	(15)	1	84	(83)	(99)
Guarantor servicing fees	25	24	1	4	59	58	1	2
Other income	400	109	291	267	591	202	389	193
Restructuring expenses	4	47	(43)	(91)	9	67	(58)	(87)
Operating expenses	316	354	(38)	(11)	617	710	(93)	(13)

Net income (loss) before income tax benefit	(169)	422	(591)	(140)	(222)	255	(477)	(187)
Income tax expense (benefit)	(46)	153	(199)	(130)	(78)	90	(168)	(187)

Net income (loss)	(123)	269	(392)	(146)	(144)	165	(309)	(187)
Less: net income attributable to noncontrolling interest	—	3	(3)	(100)	—	3	(3)	(100)

Net income (loss) attributable to SLM Corporation	(123)	266	(389)	(146)	(144)	162	(306)	(189)
Preferred stock dividends	26	27	(1)	(4)	52	56	(4)	(7)

Net income (loss) attributable to SLM Corporation common stock	$(149)	$239	$(388)	(162)%	$(196)	$106	$(302)	(285)%

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders	$(.32)	$.51	$(.83)	(163)%	$(.42)	$.23	$(.65)	(283)%

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders	$(.32)	$.50	$(.82)	(164)%	$(.42)	$.23	$(.65)	(283)%

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	—%	$—	$—	$—	—%

Condensed Balance Sheets

			Increase
	June 30,	December 31,	(Decrease)
	2009	2008	$	%

Assets
FFELP Stafford and Other Student Loans, net	$44,045	$44,025	$20	—%
FFELP Stafford Loans Held-for-Sale	18,159	8,451	9,708	115
FFELP Consolidation Loans, net	70,102	71,744	(1,642)	(2)
Private Education Loans, net	21,851	20,582	1,269	6
Other loans, net	489	729	(240)	(33)
Cash and investments	8,212	5,112	3,100	61
Restricted cash and investments	5,246	3,535	1,711	48
Retained Interest in off-balance sheet securitized loans	1,821	2,200	(379)	(17)
Goodwill and acquired intangible assets, net	1,234	1,249	(15)	(1)
Other assets	10,025	11,141	(1,116)	(10)

Total assets	$181,184	$168,768	$12,416	7%

Liabilities and Equity
Short-term borrowings	$47,332	$41,933	$5,399	13%
Long-term borrowings	125,880	118,225	7,655	6
Other liabilities	3,120	3,604	(484)	(13)

Total liabilities	176,332	163,762	12,570	8

SLM Corporation stockholders’ equity before treasury stock	6,712	6,855	(143)	(2)
Common stock held in treasury	1,860	1,856	4	—

SLM Corporation stockholders’ equity	4,852	4,999	(147)	(3)
Noncontrolling interest	—	7	(7)	(100)

Total equity	4,852	5,006	(154)	(3)

Total liabilities and equity	$181,184	$168,768	$12,416	7%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

For the three months ended June 30, 2009, net loss attributable to SLM Corporation was $123 million or $.32 diluted loss per common share attributable to SLM Corporation common shareholders, compared to net income of $266 million or $.50 diluted earnings per common share attributable to SLM Corporation common shareholders for the three months ended June 30, 2008. The effective tax rate for those periods was 28 percent and 36 percent, respectively. The movement in the effective tax rate was primarily driven by the impact of concluding, during the three months ended June 30, 2009, the IRS examination of the Company’s 2005 and 2006 U.S. federal income tax returns. For the three months ended June 30, 2009, the Company’s pre-tax loss was $169 million compared to pre-tax income of $422 million in the year-ago quarter. The decrease in pre-tax income of $591 million was primarily due to a net loss on derivative and hedging activities of $562 million in the second quarter of 2009 from a $362 million gain in the second quarter of 2008, partially offset by an increase in gains on debt repurchases.

There were no gains on student loan securitizations in either the second quarter of 2009 or the year-ago quarter as the Company did not complete any off-balance sheet securitizations in those periods. Servicing and securitization revenue increased by $85 million from revenue of $2 million in the second quarter of 2008 to $87 million in the second quarter of 2009. This increase was primarily due to a smaller current-quarter unrealized mark-to-market loss of $90 million on the Company’s Residual Interests compared to the year-ago second-quarter $192 million unrealized mark-to-market loss. See “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities — Retained Interest in Securitized Receivables” for further discussion of the factors impacting the fair values.

Net interest income after provisions for loan losses decreased by $154 million in the second quarter from the year-ago quarter. This decrease was due to a $135 million increase in provisions for loan losses and a $19 million decrease in net interest income. The decrease in net interest income was primarily due to a decrease in the student loan spread and other asset spread, partially offset by a decrease in the 2008 Asset Backed Financing Facilities fees and an $19.8 billion increase in the average balance of on-balance sheet student loans (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The increase in provisions for loan losses relates primarily to the increase in charge-off expectations on Private Education Loans from the year-ago period, primarily as a result of the continued weakening of the U.S. economy (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”).

In the second quarter of 2009, contingency fee, collections and guarantor servicing fee revenue totaled $120 million, a $14 million decrease from $134 million in the year-ago quarter. This decrease was primarily due to a significantly smaller portfolio in the purchased paper businesses year-over-year, as a result of winding down these businesses. Offsetting this decrease in revenue was a reduction in impairment recognized on our purchased paper portfolios. In the second quarter of 2009, total impairment of $21 million was comprised of $8 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $13 million of impairment related to the Company’s non-mortgage purchased paper subsidiary, compared to $58 million of total impairment recorded in the second quarter of 2008 (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT” and a separate discussion of “Other Income” at the end of this section).

There were no losses on sales of loans and securities in the second quarter of 2009, as compared to net losses of $44 million incurred in the year-ago quarter. Prior to the fourth quarter of 2008, these losses were primarily the result of the Company’s repurchase of delinquent Private Education Loans from the Company’s off-balance sheet securitization trusts. When Private Education Loans in the Company’s off-balance sheet securitization trusts that settled before September 30, 2005, became 180 days delinquent, the Company previously exercised its contingent call option to repurchase these loans at par value out of the trusts and recorded a loss for the difference in the par value paid and the fair market value of the loans at the time of purchase. The Company does not hold the contingent call option for any trusts that settled after September 30, 2005. In October 2008, the Company decided to no longer exercise its contingent call option.

The Company continues to restructure its business in response to the impact of The College Cost Reduction and Access Act of 2007 (“CCRAA”), and current challenges in the capital markets. In conjunction with our restructuring plan, we are refocusing our lending activities, exiting certain customer relationships and product lines, and winding down our debt purchased paper businesses. During 2008, we reduced the run-rate of our operating expenses by 20 percent versus the end of 2007, after adjusting for restructuring costs, growth and other investments. As part of the Company’s cost reduction efforts, restructuring expenses of $4 million and $47 million were recognized in the current quarter and year-ago quarter, respectively. Restructuring expenses from the fourth quarter of 2007 through the second quarter of 2009 totaled $115 million. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 2,800 positions, or approximately 25 percent of the workforce. We estimate approximately $7 million of additional restructuring expenses associated with our current cost reduction efforts will be incurred and our current restructuring plan will be substantially complete by the end of 2009. During 2009, we will continue to review our business to determine whether there are other opportunities to further streamline the business.

Operating expenses, excluding $6 million of reorganization-related asset impairments recognized in the second quarter of 2008, were $315 million in the second quarter of 2009 compared to $348 million in the second quarter of 2008. This decrease was primarily due to the Company’s cost reduction efforts. The amortization of acquired intangibles totaled $10 million and $15 million for the second quarters of 2009 and 2008, respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

For the six months ended June 30, 2009, net loss attributable to SLM Corporation was $144 million or $.42 diluted loss per common share attributable to SLM Corporation common shareholders, compared to net income of $162 million or $.23 diluted earnings per common share attributable to SLM Corporation common shareholders for the six months ended June 30, 2008. The effective tax rate for those periods was 35 percent and 35 percent, respectively. For the six months ended June 30, 2009, the Company’s pre-tax loss was $222 million compared to pre-tax income of $255 million in the year-ago period. The decrease in pre-tax income of $477 million was primarily due to a net loss on derivative and hedging activities of $458 million for the six months ended June 30, 2009 from a $89 million gain in the year-ago period, and an increase to provisions for loan losses of $248 million, partially offset by an increase in gains on debt repurchases.

There were no gains on student loan securitizations in either the six months ended June 30, 2009 or the year-ago period as the Company did not complete any off-balance sheet securitizations in those periods. Servicing and securitization revenue decreased by $117 million from revenue of $109 million in the six months ended June 30, 2008 to an $8 million loss in the six months ended June 30, 2009. This decrease was primarily due to a larger unrealized mark-to-market loss for the six months ended June 30, 2009 of $351 million on the Company’s Residual Interests compared to a year-ago period $280 million unrealized mark-to-market loss. See “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities — Retained Interest in Securitized Receivables” for further discussion of the factors impacting the fair values.

Net interest income of $70 million, after provisions for loan losses, decreased by $328 million in the six months ended June 30, 2009 from the year-ago period. This decrease was due to a $248 million increase in provisions for loan losses and an $80 million decrease in net interest income. The decrease in net interest income was primarily due to a decrease in the student loan spread and other asset spread partially offset by a $20 billion increase in the average balance of on-balance sheet student loans (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The increase in provisions for loan losses relates primarily to increases in charge-off expectations on Private Education Loans primarily as a result of the continued weakening of the U.S. economy (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”)

For the six months ended June 30, 2009, contingency fee, collections and guarantor servicing fee revenue totaled $208 million, a $103 million decrease from $311 million in the year-ago period. This decrease was primarily due to a significantly smaller portfolio in the purchased paper businesses year-over-year as a result of winding down these businesses. In addition, the decline was the result of $97 million of impairment on our purchased paper portfolios recorded in the six months ended June 30, 2009, comprised of $81 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $16 million of impairment related to the Company’s non-mortgage purchased paper subsidiary, compared to $81 million of total impairment recorded in the six months ended June 30, 2008 (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT” and a separate discussion of “Other Income” at the end of this section).

There were no losses on sales of loans and securities in the first half of 2009, as compared to net losses of $78 million incurred in the year-ago quarter. Prior to the fourth quarter of 2008, these losses were primarily the result of the Company’s repurchase of delinquent Private Education Loans from the Company’s off-balance sheet securitization trusts. As previously discussed, the Company no longer repurchases these loans.

Restructuring expenses of $9 million and $67 million were recognized in the six months ended June 30, 2009 and 2008, respectively, as previously discussed.

Operating expenses, excluding $6 million of reorganization-related asset impairments recognized in the six months ended June 30, 2008, were $617 million in the first half of 2009 compared to $703 million in the first half of 2008. This decrease was primarily due to the Company’s cost reduction efforts. The amortization of acquired intangibles totaled $19 million and $31 million for the six months ended June 30, 2009 and 2008, respectively.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and six months ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gains on debt repurchases	$325	$21	$389	$21
Late fees and forbearance fees	32	34	69	71
Asset servicing and other transaction fees	26	26	51	52
Loan servicing fees	9	6	19	12
Foreign currency translation gains (losses)	(6)	4	34	4
Other	14	18	29	42

Total	$400	$109	$591	$202

The increase in other income for the three and six months ended June 30, 2009 over the year-ago periods is primarily the result of the gains on debt repurchased. The Company began repurchasing its outstanding debt in the second quarter of 2008; and in the second quarter of 2009, the Company repurchased $1.1 billion face amount of its senior unsecured notes compared to $1.2 billion in the second quarter of 2008. The increase in the gain on debt repurchases between 2009 and 2008 was the result of differences in the characteristics of the debt repurchased and larger unsecured credit spreads in 2009. Since the second quarter of 2008, the Company has repurchased $3.2 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2014.

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

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), we prepare financial statements in accordance with GAAP. In addition to evaluating the Company’s GAAP-based financial information, management, including the Company’s chief operating decision makers, evaluates the performance of the Company’s operating segments based on their profitability on a basis that, as allowed under SFAS No. 131, differs from GAAP. We refer to management’s basis of evaluating our segment results as “Core Earnings” presentations for each business segment and we refer to these performance measures in our presentations with credit rating agencies and lenders. Accordingly, information regarding the Company’s reportable segments is provided herein based on “Core Earnings,” which are discussed in detail below.

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

	Three Months Ended
	June 30,2009
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$310	$—	$—
FFELP Consolidation Loans	394	—	—
Private Education Loans	559	—	—
Other loans	18	—	—
Cash and investments	4	—	4

Total interest income	1,285	—	4
Total interest expense	824	5	3

Net interest income (loss)	461	(5)	1
Less: provisions for loan losses	402	—	—

Net interest income (loss) after provisions for loan losses	59	(5)	1
Contingency fee revenue	—	73	—
Collections revenue	—	22	—
Guarantor servicing fees	—	—	25
Other income	360	—	46

Total other income	360	95	71
Restructuring expenses	4	—	—
Operating expenses	141	80	85

Total expenses	145	80	85

Income (loss) before income tax expense (benefit)	274	10	(13)
Income tax expense (benefit)(1)	102	4	(5)
Less: net income attributable to noncontrolling interest	—	—	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$172	$6	$(8)

Economic Floor Income (net of tax) not included in “Core Earnings”	$89	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Three Months Ended
	June 30, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$524	$—	$—
FFELP Consolidation Loans	908	—	—
Private Education Loans	665	—	—
Other loans	21	—	—
Cash and investments	81	—	5

Total interest income	2,199	—	5
Total interest expense	1,605	7	5

Net interest income (loss)	594	(7)	—
Less: provisions for loan losses	192	—	—

Net interest income (loss) after provisions for loan losses	402	(7)	—
Contingency fee revenue	—	84	—
Collections revenue	—	27	—
Guarantor servicing fees	—	—	24
Other income	62	—	45

Total other income	62	111	69
Restructuring expenses	31	5	11
Operating expenses	155	110	73

Total expenses	186	115	84

Income (loss) before income tax expense (benefit)	278	(11)	(15)
Income tax expense (benefit)(1)	103	(4)	(6)
Less: net income attributable to noncontrolling interest	—	3	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$175	$(10)	$(9)

Economic Floor Income (net of tax) not included in “Core Earnings”	$22	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Six Months Ended
	June 30, 2009
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$672	$—	$—
FFELP Consolidation Loans	833	—	—
Private Education Loans	1,122	—	—
Other loans	35	—	—
Cash and investments	6	—	9

Total interest income	2,668	—	9
Total interest expense	1,773	10	8

Net interest income (loss)	895	(10)	1
Less: provisions for loan losses	751	—	—

Net interest income (loss) after provisions for loan losses	144	(10)	1
Contingency fee revenue	—	148	—
Collections revenue	—	—	—
Guarantor servicing fees	—	—	59
Other income	461	—	96

Total other income	461	148	155
Restructuring expenses	5	2	2
Operating expenses	272	169	156

Total expenses	277	171	158

Income (loss) before income tax expense (benefit)	328	(33)	(2)
Income tax expense (benefit)(1)	122	(12)	(1)
Less: net income attributable to noncontrolling interest	—	—	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$206	$(21)	$(1)

Economic Floor Income (net of tax) not included in “Core Earnings”	$168	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Six Months Ended
	June 30, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,018	$—	$—
FFELP Consolidation Loans	1,896	—	—
Private Education Loans	1,415	—	—
Other loans	45	—	—
Cash and investments	222	—	11

Total interest income	4,596	—	11
Total interest expense	3,429	14	10

Net interest income (loss)	1,167	(14)	1
Less: provisions for loan losses	374	—	—

Net interest income (loss) after provisions for loan losses	793	(14)	1
Contingency fee revenue	—	169	—
Collections revenue	—	84	—
Guarantor servicing fees	—	—	58
Other income	106	—	97

Total other income	106	253	155
Restructuring expenses	46	6	15
Operating expenses	318	216	144

Total expenses	364	222	159

Income (loss) before income tax expense (benefit)	535	17	(3)
Income tax expense (benefit)(1)	197	6	(1)
Less: net income attributable to noncontrolling interest	—	3	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$338	$8	$(2)

Economic Floor Income (net of tax) not included in “Core Earnings”	$49	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

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

Other limitations arise from the specific adjustments that management makes to GAAP results to derive “Core Earnings” results. For example, in reversing the unrealized gains and losses that result from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on derivatives that do not qualify for “hedge treatment,” as well as on derivatives that do qualify but are in part ineffective because they are not perfect hedges, we focus on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolate the effects of interest rate volatility, changing credit spreads and changes in our stock price on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not on the underlying hedged item) tend to show more volatility in the short term. While our presentation of our results on a “Core Earnings” basis provides important information regarding the performance of our Managed portfolio, a limitation of this presentation is that we are presenting the ongoing spread income on loans that have been sold to a trust managed by us. While we believe that our “Core Earnings” presentation presents the economic substance of our Managed loan portfolio, it understates earnings volatility from securitization gains. Our “Core Earnings” results exclude certain Floor Income, which is real cash income, from our reported results and therefore may understate earnings in certain periods. Management’s financial planning and valuation of operating results, however, does not take into account Floor Income because of its inherent uncertainty, except when it is Fixed Rate Floor Income that is economically hedged through Floor Income Contracts.

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

	Three Months Ended June 30,
	2009			2008
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(25)	$—	$—	$(247)	$—	$—
Net impact of derivative accounting	(495)	—	—	451	—	—
Net impact of Floor Income	90	—	—	(19)	—	—
Net impact of acquired intangibles	(3)	(2)	(5)	(5)	(6)	(4)

Total “Core Earnings” adjustments to GAAP	$(433)	$(2)	$(5)	$180	$(6)	$(4)

	Six Months Ended June 30,
	2009			2008
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(224)	$—	$—	$(326)	$—	$—
Net impact of derivative accounting	(441)	—	—	87	—	—
Net impact of Floor Income	169	—	—	(24)	—	—
Net impact of acquired intangibles	(6)	(3)	(10)	(10)	(11)	(10)

Total “Core Earnings” adjustments to GAAP	$(502)	$(3)	$(10)	$(273)	$(11)	$(10)

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

The following table summarizes the securitization adjustments in our Lending operating segment for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(236)	$(256)	$(438)	$(449)
Provisions for loan losses	124	49	222	93

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(112)	(207)	(216)	(356)
Intercompany transactions with off-balance sheet trusts	—	(42)	—	(79)

Net interest income on securitized loans, after provisions for loan losses	(112)	(249)	(216)	(435)
Servicing and securitization revenue	87	2	(8)	109

Total “Core Earnings” securitization adjustments(1)	$(25)	$(247)	$(224)	$(326)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index and reset frequency of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month month LIBOR debt. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required by SFAS No. 133. Additionally, some of our FFELP loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three and six months ended June 30, 2009 and 2008, when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months		June 30,
	Ended		Ended
	June 30,		Six Months
	2009	2008	2009	2008

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(562)	$362	$(458)	$89
Less: Realized (gains) losses on derivative and hedging activities, net(1)	78	90	2	(1)

Unrealized gains (losses) on derivative and hedging activities, net(1)	(484)	452	(456)	88
Other pre-SFAS No. 133 accounting adjustments	(11)	(1)	15	(1)

Total net impact of SFAS No. 133 derivative accounting(2)	$(495)	$451	$(441)	$87

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.
(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(171)	$(175)	$(311)	$(315)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	95	86	324	317
Foreign exchange derivatives gains (losses) reclassified to other income	(1)	(5)	(14)	(5)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	(1)	4	(1)	4

Total reclassifications of realized (gains) losses on derivative and hedging activities	(78)	(90)	(2)	1
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(484)	452	(456)	88

Gains (losses) on derivative and hedging activities, net	$(562)	$362	$(458)	$89

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Floor Income Contracts	$236	$569	$402	$274
Basis swaps	(217)	(157)	(532)	(289)
Foreign currency hedges	(361)	44	(280)	103
Other	(142)	(4)	(46)	—

Total unrealized gains (losses) on derivative and hedging activities, net	$(484)	$452	$(456)	$88

Unrealized gains and losses on Floor Income Contracts are primarily caused by changes in interest rates and the forward interest rate curve. In general, an increase in interest rates, or a steepening of the forward interest rate curve, results in an unrealized gain and vice versa. Unrealized gains and losses on basis swaps result from changes in the spread between indices and on changes in the forward interest rate curves that impact basis swaps hedging repricing risk between quarterly reset debt and daily reset assets. Unrealized gains (losses) on foreign currency hedges are primarily the result of ineffectiveness on cross-currency interest rate swaps hedging foreign currency denominated debt related to differences between forward and spot foreign currency exchange rates.

3) Floor Income:  The timing and amount (if any) of Floor Income earned in our Lending operating segment is uncertain and in excess of expected spreads. Therefore, we only include such income in “Core Earnings” when it is Fixed Rate Floor Income that is economically hedged. We employ derivatives, primarily Floor Income Contracts, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” we reverse the fair value adjustments on the Floor Income Contracts economically hedging Floor Income and include in income the amortization of net premiums received on contracts economically hedging Fixed Rate Floor Income.

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and six months ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$120	$25	$227	$58
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(30)	(44)	(58)	(82)

Total “Core Earnings” Floor Income adjustments(1)(2)	$90	$(19)	$169	$(24)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.
(2)	The following table summarizes the amount of Economic Floor Income earned during the three and six months ended June 30, 2009 and 2008 that is not included in “Core Earnings” net income:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Floor Income earned on Managed loans, net of payments on Floor Income Contracts, not included in “Core Earnings”	$120	$25	$227	$58
Amortization of net premiums on Variable Rate Floor Income Contracts not included in “Core Earnings”	21	10	40	20
Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	30	44	58	82

Total Economic Floor Income earned	171	79	325	160
Less: Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	(30)	(44)	(58)	(82)

Total Economic Floor Income earned, not included in “Core Earnings”	$141	$35	$267	$78

4) Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. These amounts totaled $10 million and $15 million, respectively, for the three months ended June 30, 2009 and 2008, and $19 million and $31 million, respectively, for the six months ended June 30, 2009 and 2008.

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

On a Managed Basis, the Company had $113.9 billion, $125.5 billion and $127.2 billion as of June 30, 2009, March 31, 2009 and December 31, 2008, respectively, of FFELP loans indexed to three-month financial commercial paper rate (“CP”) funded with debt indexed to LIBOR. Due to the unintended consequences of government actions in other areas of the capital markets and limited issuances of qualifying financial commercial paper, the historic relationship between CP and LIBOR has been broken. For the fourth quarter of 2008, ED announced that for purposes of calculating the FFELP loan index from October 27, 2008 to the end of the fourth quarter, the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) rates would be used for those days in which no CP was available. This resulted in a CP/LIBOR spread of 21 basis points in the fourth quarter of 2008. The CP/LIBOR spread would have been 62 basis points in the fourth quarter of 2008 if ED had not addressed this issue by using the CPFF rates. ED has decided that no such correction was required for the first and second quarters of 2009. This resulted in a CP/LIBOR spread of 52 basis points and 45 basis points in the first and second quarters of 2009, respectively, compared to the CP/LIBOR spread of 21 basis points in the fourth quarter of 2008 and the historic average spread through the third quarter of 2008 of approximately 10 basis points.

“Core Earnings” net interest income would have been $139 million and $105 million higher in the first and second quarters of 2009, respectively, at a historical CP/LIBOR spread of 10 basis points. Because of the low interest rate environment, the Company earned additional Economic Floor Income not included in “Core Earnings” of $141 million in the second quarter of 2009 compared to $126 million in the first quarter of 2009. Although we exclude these amounts from our “Core Earnings” presentation, the levels earned in both the first and second quarters of 2009 can be viewed as direct and significant offsets to the CP/LIBOR basis exposure in low interest rate environments where we earn Floor Income.

Additionally, the index paid on borrowings under ED’s Participation Program is based on the prior quarter’s CP rates, whereas the index earned on the underlying loans is based on the current quarter’s CP rates. The sharp decline in CP rates during the first and second quarters of 2009 resulted in $40 million and $13 million of higher interest expense in the first and second quarters of 2009, respectively.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months		Increase	Six Months		Increase
	Ended		(Decrease)	Ended		(Decrease)
	June 30,		2009 vs.	June 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$310	$524	(41)%	$672	$1,018	(34)%
FFELP Consolidation Loans	394	908	(57)	833	1,896	(56)
Private Education Loans	559	665	(16)	1,122	1,415	(21)
Other loans	18	21	(14)	35	45	(22)
Cash and investments	4	81	(95)	6	222	(97)

Total “Core Earnings” interest income	1,285	2,199	(42)	2,668	4,596	(42)
Total “Core Earnings” interest expense	824	1,605	(49)	1,773	3,429	(48)

Net “Core Earnings” interest income	461	594	(22)	895	1,167	(23)
Less: provisions for loan losses	402	192	109	751	374	101

Net “Core Earnings” interest income after provisions for loan losses	59	402	(85)	144	793	(82)
Other income	360	62	481	461	106	335
Restructuring expenses	4	31	(87)	5	46	(89)
Operating expenses	141	155	(9)	272	318	(14)

Total expenses	145	186	(22)	277	364	(24)

Income before income taxes and minority interest in net earnings of subsidiaries	274	278	(1)	328	535	(39)
Income tax expense	102	103	(1)	122	197	(38)

“Core Earnings” net income	$172	$175	(2)%	$206	$338	(39)%

Economic Floor Income (net of tax) not included in “Core Earnings”	$89	$22	305%	$168	$49	243%

Net Interest Income

Changes to net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and six months ended June 30, 2009 and 2008. This table reflects the net interest margin for the entire Company for our on-balance sheet assets. It is included in the Lending business segment discussion because this segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$60,120	2.16%	$41,666	4.80%	$57,913	2.32%	$40,008	4.84%
FFELP Consolidation Loans	70,456	2.62	73,509	4.21	70,881	2.70	73,654	4.39
Private Education Loans	23,012	6.85	18,573	8.86	22,842	6.89	17,882	9.59
Other loans	630	11.76	1,018	8.43	669	10.51	1,106	8.13
Cash and investments	10,383	.27	9,076	3.13	8,904	.29	10,670	3.66

Total interest-earning assets	164,601	2.93%	143,842	4.94%	161,209	3.06%	143,320	5.14%

Non-interest-earning assets	8,898		10,391		9,181		9,969

Total assets	$173,499		$154,233		$170,390		$153,289

Average Liabilities and Equity
Short-term borrowings	$44,550	1.99%	$35,494	4.85%	$44,198	2.48%	$35,735	4.81%
Long-term borrowings	120,073	2.00	109,351	3.45	117,167	2.24	108,508	3.94

Total interest-bearing liabilities	164,623	2.00%	144,845	3.79%	161,365	2.31%	144,243	4.16%

Non-interest-bearing liabilities	3,799		3,888		3,894		3,671
Equity	5,077		5,500		5,131		5,375

Total liabilities and equity	$173,499		$154,233		$170,390		$153,289

Net interest margin		.94%		1.13%		.75%		.95%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Three Months Ended June 30, 2009 vs. 2008
Interest income	$(565)	$(859)	$294
Interest expense	(547)	(752)	205

Net interest income	$(18)	$(107)	$89

Six Months Ended June 30, 2009 vs. 2008
Interest income	$(1,215)	$(1,760)	$545
Interest expense	(1,135)	(1,498)	363

Net interest income	$(80)	$(262)	$182

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of our on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Student loan spread(1)(2)	1.32%	1.52%	1.14%	1.25%
Other asset spread(1)(3)	(2.08)	.28	(2.12)	.14

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	1.10	1.44	.95	1.16
Less: 2008 Asset-Backed Financing Facilities fees	(.16)	(.31)	(.20)	(.21)

Net interest margin	.94%	1.13%	.75%	.95%

(1)  Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).

(2) Composition of student loan spread:
Student loan yield, before Floor Income	3.21%	5.54%	3.38%	5.83%
Gross Floor Income	.56	.40	.53	.38
Consolidation Loan Rebate Fees	(.47)	(.57)	(.49)	(.58)
Repayment Borrower Benefits	(.09)	(.12)	(.09)	(.12)
Premium and discount amortization	(.14)	(.21)	(.14)	(.28)

Student loan net yield	3.07	5.04	3.19	5.23
Student loan cost of funds	(1.75)	(3.52)	(2.05)	(3.98)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.32%	1.52%	1.14%	1.25%

(3) Comprised of investments, cash and other loans.

     Student Loan Spread — On-Balance Sheet

The student loan spread is impacted by changes in its various components, as reflected in footnote (2) to the “Net Interest Margin — On-Balance Sheet” table above. Gross Floor Income is impacted by interest rates and the percentage of the FFELP portfolio eligible to earn Floor Income. Floor Income Contracts used to economically hedge Gross Floor Income do not qualify as SFAS No. 133 hedges and, as a result, the net settlements on such contracts are not recorded in net interest margin but rather in the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally impacted by the terms of the Repayment Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally impacted by the prices previously paid for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also impacted by prepayment behavior of the underlying loans.

The student loan spread, before 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2009 decreased 20 basis points from the year-ago quarter. This decrease was primarily due to an increase in the Company’s cost of funds as discussed below. This decrease was partially offset by an increase in Floor Income resulting from a decrease in interest rates during the quarter.

The cost of funds for on-balance sheet student loans excludes the impact of basis swaps that are intended to economically hedge the re-pricing and basis mismatch between our funding and student loan asset indices, but do not receive hedge accounting treatment under SFAS No. 133. We use basis swaps to manage the basis risk associated with our interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges, and as a result, are required to be accounted for in the “gains (losses) on derivatives and hedging activities, net” line in the consolidated statements of income, as opposed to being accounted for in interest expense. As a result, these basis swaps are not considered in the calculation of the cost of funds in the table above and therefore, in times of volatile movements of interest rates like those experienced in 2008 and 2009, the student loan spread can be volatile. See “ ‘Core Earnings’ Net Interest Margin” in the following table, which reflects these basis swaps in interest expense and demonstrates the economic hedge effectiveness of these basis swaps.

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The other asset spread for the second quarter of 2009 decreased 236 basis points from the year-ago quarter. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment under SFAS No. 133 and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “‘Core Earnings’ Basis Other Asset Spread” discussed below.

Net Interest Margin — On-Balance Sheet

The net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2009 decreased 34 basis points from the year-ago quarter. This change primarily relates to the previously discussed changes in the on-balance sheet student loan and other asset spreads. The student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the periods.

See “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes — Asset-Backed Financing Facilities” for a discussion of the 2008 Asset-Backed Financing Facilities fees and related extensions.

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

•	Includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Repayment Borrower Benefits yield adjustments;

•	Includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as SFAS No. 133 hedges are recorded as part of the “gain (loss) on derivative and hedging activities, net” line in the consolidated statements of income and are therefore not recognized in the on-balance sheet student loan spread. Under this presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our written Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense;

•	Excludes unhedged Floor Income and hedged Variable Rate Floor Income earned on the Managed student loan portfolio; and

•	Includes the amortization of upfront payments on Fixed Rate Floor Income Contracts in student loan income that we believe are economically hedging the Floor Income.

The following table reflects the “Core Earnings” net interest margin, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

“Core Earnings” basis student loan spread(1):
FFELP loan spread	.39%	.87%	.38%	.73%
Private Education Loan spread(2)	4.50	5.08	4.58	5.23

Total “Core Earnings” basis student loan spread(3)	1.17	1.65	1.19	1.56
“Core Earnings” basis other asset spread(1)(4)	(.91)	(.25)	(1.01)	(.21)

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.04	1.52	1.06	1.42
Less: 2008 Asset-Backed Financing Facilities fees	(.13)	(.24)	(.16)	(.16)

“Core Earnings” net interest margin	.91%	1.28%	.90%	1.26%

(1) Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).

(2) “Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provision for loan losses	.47%	3.02%	.88%	3.15%

(3) Composition of “Core Earnings” basis student loan spread:
“Core Earnings” basis student loan yield	3.36%	5.75%	3.54%	6.06
Consolidation Loan Rebate Fees	(.47)	(.54)	(.48)	(.55)
Repayment Borrower Benefits	(.09)	(.12)	(.09)	(.12)
Premium and discount amortization	(.12)	(.18)	(.13)	(.27)

“Core Earnings” basis student loan net yield	2.68	4.91	2.84	5.12
“Core Earnings” basis student loan cost of funds	(1.51)	(3.26)	(1.65)	(3.56)

“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.17%	1.65%	1.19%	1.56%

(4) Comprised of investments, cash and other loans
(5) The average balances of our Managed interest-earning assets for the respective periods are:
FFELP loans	$152,482	$140,033	$150,960	$138,891
Private Education Loans	36,008	31,890	35,913	31,323

Total student loans	188,490	171,923	186,873	170,214
Other interest-earning assets	12,336	12,427	10,987	14,211

Total Managed interest-earning assets	$200,826	$184,350	$197,860	$184,425

“Core Earnings” Basis Student Loan Spread

The “Core Earnings” basis student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2009 decreased 48 basis points from the year-ago quarter. The “Core Earnings” basis student loan spread was negatively impacted by an increase in the Company’s cost of funds primarily resulting from both a 40 basis points widening of the CP/LIBOR spread between the current and year-ago quarter, and an increase in the credit spreads on the Company’s debt issued during the last year due to the current credit environment.

The “Core Earnings” basis FFELP loan spread for the second quarter of 2009 declined from the year-ago quarter primarily as a result of the increase in the cost of funds previously discussed, as well as the mix of the FFELP portfolio shifting towards loans originated subsequent to October 1, 2007 which have lower yields as a result of the CCRAA. The “Core Earnings” basis Private Education Loan spread before provision for loan losses for the second quarter of 2009 was negatively impacted by the increase in the cost of funds discussed previously. The changes in the “Core Earnings” basis Private Education Loan spread after provision for loan losses for all periods presented was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below (see “Private Education Loan Losses — Allowance for Private Education Loan Losses”).

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for the second quarter of 2009 decreased 66 basis points from the year-ago quarter. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. In addition, the current steepness of the yield curve is negatively impacting this spread. Changes in this spread are also a result of the increase in our cost of funds as previously discussed.

“Core Earnings” Net Interest Margin

The “Core Earnings” net interest margin, before the 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2009 decreased 48 basis points from the year-ago quarter. This change primarily relates to the previously discussed changes in the “Core Earnings” basis student loan and other asset spreads. The Managed student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the periods.

See “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes — Asset-Backed Financing Facilities” for a discussion of the 2008 Asset-Backed Financing Facilities fees and related extensions.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Managed Student Loan Balances, net

	June 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$21,588	$—	$21,588	$6,962	$28,550
Grace and repayment	39,568	68,928	108,496	16,484	124,980

Total on-balance sheet, gross	61,156	68,928	130,084	23,446	153,530
On-balance sheet unamortized premium (discount)	1,151	1,224	2,375	(536)	1,839
On-balance sheet receivable for partially charged-off loans	—	—	—	338	338
On-balance sheet allowance for losses	(103)	(50)	(153)	(1,397)	(1,550)

Total on-balance sheet, net	62,204	70,102	132,306	21,851	154,157

Off-balance sheet:
In-school	313	—	313	981	1,294
Grace and repayment	5,733	14,736	20,469	12,391	32,860

Total off-balance sheet, gross	6,046	14,736	20,782	13,372	34,154
Off-balance sheet unamortized premium (discount)	141	444	585	(355)	230
Off-balance sheet receivable for partially charged-off loans	—	—	—	148	148
Off-balance sheet allowance for losses	(17)	(10)	(27)	(544)	(571)

Total off-balance sheet, net	6,170	15,170	21,340	12,621	33,961

Total Managed	$68,374	$85,272	$153,646	$34,472	$188,118

% of on-balance sheet FFELP	47%	53%	100%
% of Managed FFELP	45%	55%	100%
% of total	36%	46%	82%	18%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	December 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$18,961	$—	$18,961	$7,972	$26,933
Grace and repayment	32,455	70,511	102,966	14,231	117,197

Total on-balance sheet, gross	51,416	70,511	121,927	22,203	144,130
On-balance sheet unamortized premium (discount)	1,151	1,280	2,431	(535)	1,896
On-balance sheet receivable for partially charged-off loans	—	—	—	222	222
On-balance sheet allowance for losses	(91)	(47)	(138)	(1,308)	(1,446)

Total on-balance sheet, net	52,476	71,744	124,220	20,582	144,802

Off-balance sheet:
In-school	473	—	473	1,629	2,102
Grace and repayment	6,583	15,078	21,661	12,062	33,723

Total off-balance sheet, gross	7,056	15,078	22,134	13,691	35,825
Off-balance sheet unamortized premium (discount)	105	462	567	(361)	206
Off-balance sheet receivable for partially charged-off loans	—	—	—	92	92
Off-balance sheet allowance for losses	(18)	(9)	(27)	(505)	(532)

Total off-balance sheet, net	7,143	15,531	22,674	12,917	35,591

Total Managed	$59,619	$87,275	$146,894	$33,499	$180,393

% of on-balance sheet FFELP	42%	58%	100%
% of Managed FFELP	41%	59%	100%
% of total	33%	48%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Average Balances (net of unamortized premium/discount)

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

	Three Months Ended June 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$60,120	$70,456	$130,576	$23,012	$153,588
Off-balance sheet	6,661	15,245	21,906	12,996	34,902

Total Managed	$66,781	$85,701	$152,482	$36,008	$188,490

% of on-balance sheet FFELP	46%	54%	100%
% of Managed FFELP	44%	56%	100%
% of total	35%	46%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Three Months Ended June 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$41,666	$73,509	$115,175	$18,573	$133,748
Off-balance sheet	8,736	16,122	24,858	13,317	38,175

Total Managed	$50,402	$89,631	$140,033	$31,890	$171,923

% of on-balance sheet FFELP	36%	64%	100%
% of Managed FFELP	36%	64%	100%
% of total	29%	52%	81%	19%	100%

	Six Months Ended June 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$57,913	$70,881	$128,794	$22,842	$151,636
Off-balance sheet	6,828	15,338	22,166	13,071	35,237

Total Managed	$64,741	$86,219	$150,960	$35,913	$186,873

% of on-balance sheet FFELP	45%	55%	100%
% of Managed FFELP	43%	57%	100%
% of total	35%	46%	81%	19%	100%

	Six Months Ended June 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$40,008	$73,654	$113,662	$17,882	$131,544
Off-balance sheet	8,998	16,231	25,229	13,441	38,670

Total Managed	$49,006	$89,885	$138,891	$31,323	$170,214

% of on-balance sheet FFELP	35%	65%	100%
% of Managed FFELP	35%	65%	100%
% of total	29%	53%	82%	18%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after June 30, 2009 and 2008, based on interest rates as of those dates.

	June 30, 2009			June 30, 2008
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$113.5	$15.7	$129.2	$97.1	$16.0	$113.1
Off-balance sheet student loans	14.7	6.0	20.7	15.5	8.3	23.8

Managed student loans eligible to earn Floor Income	128.2	21.7	149.9	112.6	24.3	136.9
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(74.0)	(1.3)	(75.3)	(55.5)	(1.4)	(56.9)
Less: economically hedged Floor Income Contracts	(30.0)	—	(30.0)	(25.8)	—	(25.8)

Net Managed student loans eligible to earn Floor Income	$24.2	$20.4	$44.6	$31.3	$22.9	$54.2

Net Managed student loans earning Floor Income	$16.7	$1.6	$18.3	$0.5	$0.1	$0.6

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period from April 1, 2009 to June 30, 2013. These loans are both on-balance sheet and off-balance sheet, and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	July 1, 2009 to
(Dollars in billions)	December 31, 2009	2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$21	$19	$17	$16	$5

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

When Private Education Loans in our securitized trusts settling before September 30, 2005, became 180 days delinquent, we previously exercised our contingent call option to repurchase these loans at par value out of the trust and recorded a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. We account for these loans in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Revenue is recognized over the anticipated remaining life of the loan based upon the amount and timing of anticipated cash flows. Beginning in October 2008, the Company decided to no longer exercise its contingent call option. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 were reversed and the full amount is charged-off at day 212 of delinquency. We do not hold the contingent call option for any trusts settled after September 30, 2005.

When measured as a percentage of ending loans in repayment, the off-balance sheet allowance for loan losses percentage is lower than the on-balance sheet percentage because of the different mix and aging of loans on-balance sheet and off-balance sheet.

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends as of June 30, 2009 and 2008. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	June 30,		June 30,
	2009		2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,355		$9,662
Loans in forbearance(2)	945		1,178
Loans in repayment and percentage of each status:
Loans current	10,294	84.8%	7,720	89.7%
Loans delinquent 31-60 days(3)	504	4.2	326	3.8
Loans delinquent 61-90 days(3)	335	2.7	210	2.4
Loans delinquent greater than 90 days(3)	1,013	8.3	353	4.1

Total Private Education Loans in repayment	12,146	100%	8,609	100%

Total Private Education Loans, gross	23,446		19,449
Private Education Loan unamortized discount	(537)		(508)

Total Private Education Loans	22,909		18,941
Private Education Loan receivable for partially charged-off loans	338		159
Private Education Loan allowance for losses	(1,396)		(1,129)

Private Education Loans, net	$21,851		$17,971

Percentage of Private Education Loans in repayment		51.8%		44.3%

Delinquencies as a percentage of Private Education Loans in repayment		15.2%		10.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		7.2%		12.0%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	June 30,		June 30,
	2009		2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$2,974		$4,159
Loans in forbearance(2)	583		1,339
Loans in repayment and percentage of each status:
Loans current	8,874	90.4%	7,871	95.1%
Loans delinquent 31-60 days(3)	261	2.7	178	2.2
Loans delinquent 61-90 days(3)	174	1.8	102	1.2
Loans delinquent greater than 90 days(3)	505	5.1	124	1.5

Total Private Education Loans in repayment	9,814	100%	8,275	100%

Total Private Education Loans, gross	13,371		13,773
Private Education Loan unamortized discount	(355)		(356)

Total Private Education Loans	13,016		13,417
Private Education Loan receivable for partially charged-off loans	149		58
Private Education Loan allowance for losses	(544)		(377)

Private Education Loans, net	$12,621		$13,098

Percentage of Private Education Loans in repayment		73.4%		60.1%

Delinquencies as a percentage of Private Education Loans in repayment		9.6%		4.9%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.6%		13.9%

	Managed Basis Private Education
	Loan Delinquencies
	June 30,		June 30,
	2009		2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$13,329		$13,821
Loans in forbearance(2)	1,528		2,517
Loans in repayment and percentage of each status:
Loans current	19,168	87.3%	15,591	92.3%
Loans delinquent 31-60 days(3)	765	3.5	504	3.0
Loans delinquent 61-90 days(3)	509	2.3	312	1.9
Loans delinquent greater than 90 days(3)	1,518	6.9	477	2.8

Total Private Education Loans in repayment	21,960	100%	16,884	100%

Total Private Education Loans, gross	36,817		33,222
Private Education Loan unamortized discount	(892)		(864)

Total Private Education Loans	35,925		32,358
Private Education Loan receivable for partially charged-off loans	487		217
Private Education Loan allowance for losses	(1,940)		(1,506)

Private Education Loans, net	$34,472		$31,069

Percentage of Private Education Loans in repayment		59.7%		50.8%

Delinquencies as a percentage of Private Education Loans in repayment		12.7%		7.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.5%		13.0%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the three and six months ended June 30, 2009 and 2008.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$1,384	$1,074	$539	$373	$1,923	$1,447
Provision for Private Education
Loan losses	242	120	120	43	362	163
Charge-offs	(239)	(73)	(116)	(40)	(355)	(113)
Reclassification of interest reserve(1)	9	8	1	1	10	9

Allowance at end of period	$1,396	$1,129	$544	$377	$1,940	$1,506

Charge-offs as a percentage of average loans in repayment (annualized)	8.2%	3.6%	4.8%	2.1%	6.7%	2.9%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	7.6%	3.2%	4.6%	1.8%	6.3%	2.5%
Allowance as a percentage of the ending total loan balance	5.9%	5.8%	4.0%	2.7%	5.2%	4.5%
Allowance as a percentage of ending loans in repayment	11.5%	13.1%	5.5%	4.6%	8.8%	8.9%
Average coverage of charge-offs (annualized)	1.5	3.9	1.2	2.3	1.4	3.3
Ending total loans(2)	$23,784	$19,608	$13,520	$13,831	$37,304	$33,439
Average loans in repayment	$11,700	$7,992	$9,630	$7,811	$21,330	$15,803
Ending loans in repayment	$12,146	$8,609	$9,814	$8,275	$21,960	$16,884

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$1,308	$1,004	$505	$362	$1,813	$1,366
Provision for Private Education
Loan losses	445	238	214	85	659	323
Charge-offs	(378)	(129)	(179)	(73)	(557)	(202)
Reclassification of interest reserve(1)	21	16	4	3	25	19

Allowance at end of period	$1,396	$1,129	$544	$377	$1,940	$1,506

Charge-offs as a percentage of average loans in repayment (annualized)	6.7%	3.5%	3.8%	1.9%	5.4%	2.7%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	6.2%	3.0%	3.6%	1.6%	5.0%	2.3%
Allowance as a percentage of the ending total loan balance	5.9%	5.8%	4.0%	2.7%	5.2%	4.5%
Allowance as a percentage of ending loans in repayment	11.5%	13.1%	5.5%	4.6%	8.8%	8.9%
Average coverage of charge-offs (annualized)	1.8	4.3	1.5	2.6	1.7	3.7
Ending total loans(2)	$23,784	$19,608	$13,520	$13,831	$37,304	$33,439
Average loans in repayment	$11,405	$7,544	$9,522	$7,638	$20,927	$15,182
Ending loans in repayment	$12,146	$8,609	$9,814	$8,275	$21,960	$16,884

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at June 30, 2009 and 2008.

	June 30, 2009			June 30, 2008
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$32,326	$4,978	$37,304	$28,452	$4,987	$33,439
Ending loans in repayment	18,980	2,980	21,960	14,433	2,451	16,884
Private Education Loan allowance for losses	967	973	1,940	574	932	1,506
Charge-offs as a percentage of average loans in repayment (annualized)	3.9%	24.0%	6.7%	1.4%	11.5%	2.9%
Allowance as a percentage of ending total loan balance	3.0%	19.6%	5.2%	2.0%	18.7%	4.5%
Allowance as a percentage of ending loans in repayment	5.1%	32.7%	8.8%	4.0%	38.0%	8.9%
Average coverage of charge-offs (annualized)	1.4	1.4	1.4	3.1	3.5	3.3
Delinquencies as a percentage of Private Education Loans in repayment	9.5%	33.5%	12.7%	4.9%	24.0%	7.7%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.8%	20.6%	6.9%	1.6%	9.8%	2.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	6.1%	8.9%	6.5%	12.0%	18.5%	13.0%

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Managed provision expense was $163 million in the second quarter of 2008, $297 million in the first quarter of 2009 and $362 million in the second quarter of 2009. The increase in provision expense from the year-ago period relates primarily to an increase in charge-off expectations as a result of the continued weakening of the U.S. economy. Provision expense remained elevated in the second quarter of 2009 compared to the first quarter of 2009 due to the continued uncertainty of the U.S. economy. The Private Education Loan portfolio had experienced a significant increase in delinquencies through the first quarter of 2009; however, delinquencies declined from the first quarter of 2009 to the second quarter of 2009. The Company expects a continued increase in charge-off levels in the near term. This increase in charge-off levels was generally anticipated and was previously reflected in our allowance for loan losses as of March 31, 2009 and December 31, 2008. Managed delinquencies as a percentage of Private Education Loans in repayment decreased from 13.4 percent as of March 31, 2009 to 12.7 percent as of June 30, 2009. Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 6.7 percent as of March 31, 2009 to 6.5 percent at June 30, 2009. On a year-over-year basis, overall delinquencies as a percentage of loans in repayment increased from 7.7 percent to 12.7 percent, while forbearances decreased from 13.0 percent to 6.5 percent.

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

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month end has decreased over the course of 2008 and 2009, while the monthly average amount of loans granted forbearance in the second quarter of 2009 was consistent with the year-ago quarter at 5 percent of loans in repayment and forbearance. As of June 30, 2009, 2 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current during June. The majority of these borrowers would have previously received a forbearance which resulted in their loan being reflected in the forbearance status at month end, and eventually entering repayment status as current at the end of the forbearance period. These borrowers are now being placed in repayment status earlier than they previously would have been.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, over 70 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 13 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses.

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance for the	entering repayment	loans never entering
	first time	(all loans)	forbearance

In-school/grace/deferment	8.1%	8.0%	2.6%
Current	53.8	59.0	65.2
Delinquent 31-60 days	3.2	2.0	.4
Delinquent 61-90 days	1.8	1.0	.2
Delinquent greater than 90 days	3.6	2.2	.3
Forbearance	6.6	4.6	—
Defaulted	13.0	6.8	4.9
Paid	9.9	16.4	26.4

Total	100%	100%	100%

The tables below show the composition and status of the Managed Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance decreases the longer the loans have been in active repayment status. At June 30, 2009, loans in forbearance status as a percentage of loans in repayment and forbearance are 8.5 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 2.0 percent for loans that have been in active repayment status for more than 48 months. Approximately 88 percent of our Managed Private Education Loans in forbearance status have been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due			Not Yet in
June 30, 2009	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$13,329	$13,329
Loans in forbearance	1,349	125	54	—	1,528
Loans in repayment — current	12,238	4,403	2,527	—	19,168
Loans in repayment — delinquent 31-60 days	612	103	50	—	765
Loans in repayment — delinquent 61-90 days	420	60	29	—	509
Loans in repayment — delinquent greater than 90 days	1,304	147	67	—	1,518

Total	$15,923	$4,838	$2,727	$13,329	36,817

Unamortized discount					(892)
Receivable for partially charged-off loans					487
Allowance for loan losses					(1,940)

Total Managed Private Education Loans, net					$34,472

Loans in forbearance as a percentage of loans in repayment and forbearance	8.5%	2.6%	2.0%	—%	6.5%

	Monthly Scheduled Payments Due			Not Yet in
June 30, 2008	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$13,821	$13,821
Loans in forbearance	2,342	125	50	—	2,517
Loans in repayment — current	10,632	3,124	1,835	—	15,591
Loans in repayment — delinquent 31-60 days	415	58	31	—	504
Loans in repayment — delinquent 61-90 days	264	31	17	—	312
Loans in repayment — delinquent greater than 90 days	394	51	32	—	477

Total	$14,047	$3,389	$1,965	$13,821	33,222

Unamortized discount					(864)
Receivable for partially charged-off loans					217
Allowance for loan losses					(1,506)

Total Managed Private Education Loans, net					$31,069

Loans in forbearance as a percentage of loans in repayment and forbearance	16.7%	3.7%	2.5%	—%	13.0%

The table below stratifies the portfolio of Managed Private Education Loans in forbearance status as of the dates indicated by the cumulative number of months the borrower has used forbearance. As detailed in the table below, 6 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	June 30, 2009		June 30, 2008
	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total

Up to 12 months	$1,031	68%	$1,643	65%
13 to 24 months	403	26	736	29
More than 24 months	94	6	138	6

Total	$1,528	100%	$2,517	100%

FFELP Loan Losses

FFELP Delinquencies and Forbearance

The tables below present our FFELP loan delinquency trends as of June 30, 2009 and 2008. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	June 30, 2009		June 30, 2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$46,644		$35,136
Loans in forbearance(2)	13,428		12,245
Loans in repayment and percentage of each status:
Loans current	58,746	83.9%	57,046	85.5%
Loans delinquent 31-60 days(3)	3,996	5.7	3,573	5.4
Loans delinquent 61-90 days(3)	1,959	2.8	1,662	2.5
Loans delinquent greater than 90 days(3)	5,311	7.6	4,406	6.6

Total FFELP loans in repayment	70,012	100%	66,687	100%

Total FFELP loans, gross	130,084		114,068
FFELP loan unamortized premium	2,375		2,347

Total FFELP loans	132,459		116,415
FFELP loan allowance for losses	(153)		(97)

FFELP loans, net	$132,306		$116,318

Percentage of FFELP loans in repayment		53.8%		58.5%

Delinquencies as a percentage of FFELP loans in repayment		16.1%		14.5%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.1%		15.5%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	June 30, 2009		June 30, 2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,799		$4,520
Loans in forbearance(2)	2,834		3,084
Loans in repayment and percentage of each status:
Loans current	11,840	83.7%	13,413	82.0%
Loans delinquent 31-60 days(3)	778	5.5	958	5.8
Loans delinquent 61-90 days(3)	396	2.8	473	2.9
Loans delinquent greater than 90 days(3)	1,135	8.0	1,521	9.3

Total FFELP loans in repayment	14,149	100%	16,365	100%

Total FFELP loans, gross	20,782		23,969
FFELP loan unamortized premium	586		574

Total FFELP loans	21,368		24,543
FFELP loan allowance for losses	(28)		(26)

FFELP loans, net	$21,340		$24,517

Percentage of FFELP loans in repayment		68.1%		68.3%

Delinquencies as a percentage of FFELP loans in repayment		16.3%		18.0%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.7%		15.9%

	Managed Basis FFELP
	Loan Delinquencies
	June 30, 2009		June 30, 2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$50,443		$39,656
Loans in forbearance(2)	16,262		15,329
Loans in repayment and percentage of each status:
Loans current	70,586	83.9%	70,459	84.8%
Loans delinquent 31-60 days(3)	4,774	5.7	4,531	5.5
Loans delinquent 61-90 days(3)	2,355	2.8	2,135	2.6
Loans delinquent greater than 90 days(3)	6,446	7.6	5,927	7.1

Total FFELP loans in repayment	84,161	100%	83,052	100%

Total FFELP loans, gross	150,866		138,037
FFELP loan unamortized premium	2,961		2,921

Total FFELP loans	153,827		140,958
FFELP loan allowance for losses	(181)		(123)

FFELP loans, net	$153,646		$140,835

Percentage of FFELP loans in repayment		55.8%		60.2%

Delinquencies as a percentage of FFELP loans in repayment		16.1%		15.2%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.2%		15.6%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The provision for FFELP loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses in the portfolio of FFELP loans.

The following table summarizes changes in the allowance for FFELP loan losses for the three and six months ended June 30, 2009 and 2008.

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$153	$94	$28	$27	$181	$121
Provision for FFELP loan losses	25	19	4	6	29	25
Charge-offs	(25)	(16)	(4)	(7)	(29)	(23)
Student loan sales and securitization activity	—	—	—	—	—	—

Allowance at end of period	$153	$97	$28	$26	$181	$123

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	.1%	.2%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	.1%	.1%	.1%	.1%
Allowance as a percentage of the ending total loan balance	.1%	.1%	.1%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.1%	.2%	.2%	.2%	.1%
Average coverage of charge-offs (annualized)	1.5	1.5	1.7	.9	1.6	1.3
Ending total loans, gross	$130,084	$114,068	$20,782	$23,969	$150,866	$138,037
Average loans in repayment	$68,658	$65,967	$14,441	$16,574	$83,099	$82,541
Ending loans in repayment	$70,012	$66,687	$14,149	$16,365	$84,161	$83,052

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$138	$89	$27	$29	$165	$118
Provision for FFELP loan losses	60	35	9	9	69	44
Charge-offs	(44)	(27)	(8)	(12)	(52)	(39)
Student loan sales and securitization activity	(1)	—	—	—	(1)	—

Allowance at end of period	$153	$97	$28	$26	$181	$123

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	.1%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	.1%	.1%	.1%	.1%
Allowance as a percentage of the ending total loan balance	.1%	.1%	.1%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.1%	.2%	.2%	.2%	.1%
Average coverage of charge-offs (annualized)	1.7	1.8	1.6	1.0	1.7	1.6
Ending total loans, gross	$130,084	$114,068	$20,782	$23,969	$150,866	$138,037
Average loans in repayment	$68,950	$65,102	$14,670	$16,647	$83,620	$81,749
Ending loans in repayment	$70,012	$66,687	$14,149	$16,365	$84,161	$83,052

Total Provisions for Loan Losses

The following tables summarize the total provisions for loan losses on both an on-balance sheet basis and a Managed Basis for the three and six months ended June 30, 2009 and 2008.

Total on-balance sheet loan provisions

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Private Education Loans	$242	$120	$445	$238
FFELP Loans	25	19	60	35
Mortgage and consumer loans	11	4	23	7

Total on-balance sheet provisions for loan losses	$278	$143	$528	$280

Total Managed Basis loan provisions

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Private Education Loans	$362	$163	$659	$323
FFELP Loans	29	25	69	44
Mortgage and consumer loans	11	4	23	7

Total Managed Basis provisions for loan losses	$402	$192	$751	$374

Provision expense for Private Education Loans was previously discussed above (see “Private Education Loan Losses — Allowance for Private Education Loan Losses”).

Provision expense for FFELP loans has increased for the three and six months ended June 30, 2009 versus the three and six months ended June 30, 2008 as a result of an expected increase in FFELP loan charge-offs arising from the continued weakening of the U.S. economy.

Total Loan Charge-offs

The following tables summarize the total loan charge-offs on both an on-balance sheet basis and a Managed Basis for the three and six months ended June 30, 2009 and 2008.

Total on-balance sheet loan charge-offs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Private Education Loans	$239	$73	$378	$129
FFELP Loans	25	16	44	27
Mortgage and consumer loans	8	2	13	7

Total on-balance sheet loan net charge-offs	$272	$91	$435	$163

Total Managed loan charge-offs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Private Education Loans	$355	$113	$557	$202
FFELP Loans	29	23	52	39
Mortgage and consumer loans	8	2	13	7

Total Managed loan charge-offs	$392	$138	$622	$248

The increase in charge-offs on FFELP loans for the periods presented is the result of the impact of the weakening U.S. economy and to higher loan balances. See “Private Education Loan Losses — Allowance for Private Education Loan Losses,” above, for a discussion of charge-offs related to our Private Education Loans.

Receivable for Partially Charged-Off Loans

The Company charges off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged off loans.” If actual periodic recoveries are less than expected, the difference is charged off and immediately included in provision expense.

The following tables summarize the activity in the receivable for partially charged-off loans (see “Allowance for Private Education Loan Losses” below for a further discussion) for the three and six months ended June 30, 2009 and 2008.

	Activity in Receivable for Partially Charged-Off Loans
	On-balance sheet		Off-balance sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009	2008

Receivable at beginning of period	$265.3	$134.9	$108.5	$41.2	$373.8	$176.1
Expected future recoveries of current period defaults	82.3	32.4	44.4	18.9	126.7	51.3
Recoveries	(9.2)	(8.4)	(4.5)	(2.1)	(13.7)	(10.5)

Receivable at end of period	$338.4	$158.9	$148.4	$58.0	$486.8	$216.9

	Activity in Receivable for Partially Charged-Off Loans
	On-balance sheet		Off-balance sheet		Managed Basis
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009	2008

Receivable at beginning of period	$222.4	$118.0	$91.1	$27.6	$313.5	$145.6
Expected future recoveries of current period defaults	135.3	59.2	64.0	34.3	199.3	93.5
Recoveries	(19.3)	(18.3)	(6.7)	(3.9)	(26.0)	(22.2)

Receivable at end of period	$338.4	$158.9	$148.4	$58.0	$486.8	$216.9

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$4,102	$494	$4,596
Other commitment clients	123	—	123
Spot purchases	871	—	871
Consolidations from third parties	—	—	—
Consolidations and clean-up calls of off-balance sheet securitized loans	426	1	427
Capitalized interest, premiums and discounts	641	239	880

Total on-balance sheet student loan acquisitions	6,163	734	6,897
Consolidations and clean-up calls of off-balance sheet securitized loans	(426)	(1)	(427)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	86	127	213

Total Managed student loan acquisitions	$5,823	$860	$6,683

	Three Months Ended
	June 30, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$3,361	$1,117	$4,478
Other commitment clients	259	—	259
Spot purchases	133	—	133
Consolidations from third parties	11	55	66
Consolidations and clean-up calls of off-balance sheet securitized loans	12	76	88
Capitalized interest, premiums and discounts	588	219	807

Total on-balance sheet student loan acquisitions	4,364	1,467	5,831
Consolidations and clean-up calls of off-balance sheet securitized loans	(12)	(76)	(88)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	121	197	318

Total Managed student loan acquisitions	$4,473	$1,588	$6,061

	Six Months Ended
	June 30, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$11,207	$1,894	$13,101
Other commitment clients	203	—	203
Spot purchases	985	—	985
Consolidations from third parties	—	—	—
Consolidations and clean-up calls of off-balance sheet securitized loans	1,954	667	2,621
Capitalized interest, premiums and discounts	1,206	433	1,639

Total on-balance sheet student loan acquisitions	15,555	2,994	18,549
Consolidations and clean-up calls of off-balance sheet securitized loans	(1,954)	(667)	(2,621)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	175	244	419

Total Managed student loan acquisitions	$13,776	$2,571	$16,347

	Six Months Ended
	June 30, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$9,022	$3,416	$12,438
Other commitment clients	444	—	444
Spot purchases	155	—	155
Consolidations from third parties	461	146	607
Consolidations and clean-up calls of off-balance sheet securitized loans	120	245	365
Capitalized interest, premiums and discounts	1,130	383	1,513

Total on-balance sheet student loan acquisitions	11,332	4,190	15,522
Consolidations and clean-up calls of off-balance sheet securitized loans	(120)	(245)	(365)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	219	354	573

Total Managed student loan acquisitions	$11,431	$4,299	$15,730

Total On-Balance Sheet Assets — Lending Business Segment

The following table includes on-balance sheet asset information for our Lending business segment.

	June 30,	December 31,
	2009	2008

FFELP Stafford and Other Student Loans, net	$44,045	$44,025
FFELP Stafford Loans Held-for-Sale	18,159	8,451
FFELP Consolidation Loans, net	70,102	71,744
Private Education Loans, net	21,851	20,582
Other loans, net	489	729
Investments(1)	13,202	8,445
Retained Interest in off-balance sheet securitized loans	1,821	2,200
Other(2)	9,179	9,947

Total assets	$178,848	$166,123

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Loan Originations

The Company originates loans under its own brand names, which we refer to as internal lending brands, and also through Lender Partners under forward contracts to purchase loans at contractual prices.

Our FFELP internal brand originations were up sharply in the second quarter of 2009, increasing 76 percent from the year-ago quarter. Our FFELP Lender Partner originations declined 30 percent over the same period. A number of these Lender Partners, including some of our largest originators, have converted to third-party servicing arrangements in which we service loans on their behalf.

Private Education Loan originations declined 57 percent from the year-ago period to $.4 billion in the quarter ended June 30, 2009, as a result of our current lending policies and withdrawal from certain markets.

At June 30, 2009, the Company was committed to purchase $1.3 billion of loans originated by our Lender Partners ($.6 billion of FFELP loans and $.7 billion of Private Education Loans). Approximately $.3 billion of these FFELP loans were originated prior to CCRAA. Approximately $.2 billion of these FFELP loans are eligible for ED’s Purchase and Participation Programs (see “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”).

The following tables summarize our loan originations by type of loan and source.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loan Originations — Internal lending brands
Stafford	$3,008	$1,650	$7,932	$4,509
PLUS	162	127	759	673
GradPLUS	160	113	436	307

Total FFELP	3,330	1,890	9,127	5,489
Private Education Loans	372	854	1,728	3,078

Total	$3,702	$2,744	$10,855	$8,567

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Loan Originations — Lender Partners
Stafford	$351	$513	$1,126	$2,621
PLUS	16	18	66	290
GradPLUS	9	5	26	47

Total FFELP	376	536	1,218	2,958
Private Education Loans	15	37	174	291

Total	$391	$573	$1,392	$3,249

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP loan portfolios.

	On-Balance Sheet
	Three Months Ended June 30, 2009
				Total
	FFELP	FFELP		Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$57,844	$70,885	$128,729	$21,645	$150,374
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(163)	(73)	(236)	1	(235)

Net consolidations	(163)	(73)	(236)	1	(235)
Acquisitions	5,456	281	5,737	733	6,470

Net acquisitions	5,293	208	5,501	734	6,235

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	425	—	425	—	425
Repayments/claims/resales/other	(1,358)	(991)	(2,349)	(528)	(2,877)

Ending balance	$62,204	$70,102	$132,306	$21,851	$154,157

	Off-Balance Sheet
	Three Months Ended June 30, 2009
				Total
	FFELP	FFELP		Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$6,846	$15,343	$22,189	$12,772	$34,961
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(72)	(17)	(89)	(5)	(94)

Net consolidations	(72)	(17)	(89)	(5)	(94)
Acquisitions	36	50	86	127	213

Net acquisitions	(36)	33	(3)	122	119

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	(425)	—	(425)	—	(425)
Repayments/claims/resales/other	(215)	(206)	(421)	(273)	(694)

Ending balance	$6,170	$15,170	$21,340	$12,621	$33,961

	Managed Portfolio
	Three Months Ended June 30, 2009
				Total
	FFELP	FFELP		Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$64,690	$86,228	$150,918	$34,417	$185,335
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(235)	(90)	(325)	(4)	(329)

Net consolidations	(235)	(90)	(325)	(4)	(329)
Acquisitions	5,492	331	5,823	860	6,683

Net acquisitions	5,257	241	5,498	856	6,354

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Repayments/claims/resales/other	(1,573)	(1,197)	(2,770)	(801)	(3,571)

Ending balance(4)	$68,374	$85,272	$153,646	$34,472	$188,118

Total Managed Acquisitions(5)	$5,492	$331	$5,823	$860	$6,683

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

(4)	As of June 30, 2009, the ending balance includes $23.9 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(5)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three Months Ended June 30, 2008
				Total
	FFELP	FFELP		Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$40,168	$73,868	$114,036	$16,977	$131,013
Net consolidations:
Incremental consolidations from third parties	—	11	11	55	66
Consolidations to third parties	(100)	(51)	(151)	(9)	(160)

Net consolidations	(100)	(40)	(140)	46	(94)
Acquisitions	4,003	338	4,341	1,336	5,677

Net acquisitions	3,903	298	4,201	1,382	5,583

Internal consolidations(2)	(32)	36	4	67	71
Repayments/claims/resales/other	(892)	(1,031)	(1,923)	(455)	(2,378)

Ending balance	$43,147	$73,171	$116,318	$17,971	$134,289

	Off-Balance Sheet
	Three Months Ended June 30, 2008
				Total
	FFELP	FFELP		Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,011	$16,237	$25,248	$13,214	$38,462
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(30)	(9)	(39)	(12)	(51)

Net consolidations	(30)	(9)	(39)	(12)	(51)
Acquisitions	73	48	121	197	318

Net acquisitions	43	39	82	185	267

Internal consolidations(2)	(2)	(2)	(4)	(67)	(71)
Repayments/claims/resales/other	(577)	(232)	(809)	(234)	(1,043)

Ending balance	$8,475	$16,042	$24,517	$13,098	$37,615

	Managed Portfolio
	Three Months Ended June 30, 2008
				Total
	FFELP	FFELP		Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$49,179	$90,105	$139,284	$30,191	$169,475
Net consolidations:
Incremental consolidations from third parties	—	11	11	55	66
Consolidations to third parties	(130)	(60)	(190)	(21)	(211)

Net consolidations	(130)	(49)	(179)	34	(145)
Acquisitions	4,076	386	4,462	1,533	5,995

Net acquisitions	3,946	337	4,283	1,567	5,850

Internal consolidations(2)	(34)	34	—	—	—
Repayments/claims/resales/other	(1,469)	(1,263)	(2,732)	(689)	(3,421)

Ending balance(3)	$51,622	$89,213	$140,835	$31,069	$171,904

Total Managed Acquisitions(4)	$4,076	$397	$4,473	$1,588	$6,061

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of June 30, 2008, the ending balance includes $5.5 billion of FFELP Stafford and Other Loans and $2.7 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Six Months Ended June 30, 2009
				Total
	FFELP	FFELP		Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,476	$71,744	$124,220	$20,582	$144,802
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(406)	(194)	(600)	(3)	(603)

Net consolidations	(406)	(194)	(600)	(3)	(603)
Acquisitions	13,046	555	13,601	2,327	15,928

Net acquisitions	12,640	361	13,001	2,324	15,325

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	425	—	425	—	425
Repayments/claims/resales/other	(3,337)	(2,003)	(5,340)	(1,055)	(6,395)

Ending balance	$62,204	$70,102	$132,306	$21,851	$154,157

	Off-Balance Sheet
	Six Months Ended June 30, 2009
				Total
	FFELP	FFELP		Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$7,143	$15,531	$22,674	$12,917	$35,591
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(182)	(43)	(225)	(8)	(233)

Net consolidations	(182)	(43)	(225)	(8)	(233)
Acquisitions	77	98	175	244	419

Net acquisitions	(105)	55	(50)	236	186

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	(425)	—	(425)	—	(425)
Repayments/claims/resales/other	(443)	(416)	(859)	(532)	(1,391)

Ending balance	$6,170	$15,170	$21,340	$12,621	$33,961

	Managed Portfolio
	Six Months Ended June 30, 2009
				Total
	FFELP	FFELP		Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$59,619	$87,275	$146,894	$33,499	$180,393
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(588)	(237)	(825)	(11)	(836)

Net consolidations	(588)	(237)	(825)	(11)	(836)
Acquisitions	13,123	653	13,776	2,571	16,347

Net acquisitions	12,535	416	12,951	2,560	15,511

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Repayments/claims/resales/other	(3,780)	(2,419)	(6,199)	(1,587)	(7,786)

Ending balance(4)	$68,374	$85,272	$153,646	$34,472	$188,118

Total Managed Acquisitions(5)	$13,123	$653	$13,776	$2,571	$16,347

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

(4)	As of June 30, 2009, the ending balance includes $23.9 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(5)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Six Months Ended June 30, 2008
				Total
	FFELP	FFELP		Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$35,726	$73,609	$109,335	$14,818	$124,153
Net consolidations:
Incremental consolidations from third parties	—	461	461	146	607
Consolidations to third parties	(341)	(122)	(463)	(25)	(488)

Net consolidations	(341)	339	(2)	121	119
Acquisitions	10,061	690	10,751	3,799	14,550

Net acquisitions	9,720	1,029	10,749	3,920	14,669

Internal consolidations(2)	(409)	529	120	225	345
Repayments/claims/resales/other	(1,890)	(1,996)	(3,886)	(992)	(4,878)

Ending balance	$43,147	$73,171	$116,318	$17,971	$134,289

	Off-Balance Sheet
	Six Months Ended June 30, 2008
				Total
	FFELP	FFELP		Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,472	$16,441	$25,913	$13,510	$39,423
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(82)	(23)	(105)	(43)	(148)

Net consolidations	(82)	(23)	(105)	(43)	(148)
Acquisitions	122	97	219	354	573

Net acquisitions	40	74	114	311	425

Internal consolidations(2)	(84)	(36)	(120)	(225)	(345)
Repayments/claims/resales/other	(953)	(437)	(1,390)	(498)	(1,888)

Ending balance	$8,475	$16,042	$24,517	$13,098	$37,615

	Managed Portfolio
	Six Months Ended June 30, 2008
				Total
	FFELP	FFELP		Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$45,198	$90,050	$135,248	$28,328	$163,576
Net consolidations:
Incremental consolidations from third parties	—	461	461	146	607
Consolidations to third parties	(423)	(145)	(568)	(68)	(636)

Net consolidations	(423)	316	(107)	78	(29)
Acquisitions	10,183	787	10,970	4,153	15,123

Net acquisitions	9,760	1,103	10,863	4,231	15,094

Internal consolidations(2)	(493)	493	—	—	—
Repayments/claims/resales/other	(2,843)	(2,433)	(5,276)	(1,490)	(6,766)

Ending balance(3)	$51,622	$89,213	$140,835	$31,069	$171,904

Total Managed Acquisitions(4)	$10,183	$1,248	$11,431	$4,299	$15,730

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of June 30, 2008, the ending balance includes $5.5 billion of FFELP Stafford and Other Loans and $2.7 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

Other Income — Lending Business Segment

The following table summarizes the components of “Core Earnings” other income, net, for our Lending business segment for the three and six months ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gains on debt repurchases	$325	$21	$389	$21
Late fees and forbearance fees	32	34	69	71
Gains (losses) on sales of loans and securities, net	—	1	—	1
Other	3	6	3	13

Total other income, net	$360	$62	$461	$106

The Company repurchased $1.1 billion and $1.2 billion face amount of its unsecured debt in the three months ended June 30, 2009 and 2008, respectively. The increase in the gain on debt repurchases between 2009 and 2008 was the result of differences in the characteristics of the debt repurchased and larger unsecured credit spreads in 2009. Since the second quarter of 2008, the Company has repurchased $3.2 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2014.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three and six months ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales and originations	$54	$64	$103	$138
Servicing	59	58	115	122
Corporate overhead	28	33	54	58

Total operating expenses	$141	$155	$272	$318

Operating expenses for our Lending business segment include costs incurred to acquire student loans and service our Managed student loan portfolio, as well as other general and administrative expenses. For the three months ended June 30, 2009 and 2008, operating expenses for the Lending business segment, excluding $4 million in other reorganization-related asset impairments recognized in the second quarter of 2008, totaled $141 million and $151 million, respectively. The decrease in operating expenses for the second quarter of 2009 versus the year-ago quarter was primarily due to the Company’s cost reduction efforts.

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

	Three Months Ended June 30, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$—	$—	$73	$73
Collections revenue (loss)	24	(2)	—	22

Total income (loss)	24	(2)	73	95
Restructuring expenses	(1)	1	—	—
Operating expenses	33	7	40	80

Total expenses	32	8	40	80
Net interest expense	2	1	2	5

Income (loss) before income tax expense (benefit) and noncontrolling interest	(10)	(11)	31	10
Income tax expense (benefit)	(3)	(4)	11	4

Income (loss) before noncontrolling interest	(7)	(7)	20	6
Noncontrolling interest	—	—	—	—

“Core Earnings” net income (loss)	$(7)	$(7)	$20	$6

	Three Months Ended June 30, 2008
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$3	$—	$81	$84
Collections revenue (loss)	57	(30)	—	27

Total income (loss)	60	(30)	81	111
Restructuring expenses	1	—	4	5
Operating expenses	51	10	49	110

Total expenses	52	10	53	115
Net interest expense	4	1	2	7

Income (loss) before income tax expense (benefit) and noncontrolling interest	4	(41)	26	(11)
Income tax expense (benefit)	1	(15)	10	(4)

Income (loss) before noncontrolling interest	3	(26)	16	(7)
Noncontrolling interest	3	—	—	3

“Core Earnings” net income (loss)	$—	$(26)	$16	$(10)

	Six Months Ended June 30, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$2	$—	$146	$148
Collections revenue (loss)	67	(67)	—	—

Total income (loss)	69	(67)	146	148
Restructuring expenses	—	2	—	2
Operating expenses	73	13	83	169

Total expenses	73	15	83	171
Net interest expense	5	2	3	10

Income (loss) before income tax expense (benefit) and noncontrolling interest	(9)	(84)	60	(33)
Income tax expense (benefit)	(3)	(31)	22	(12)

Income (loss) before noncontrolling interest	(6)	(53)	38	(21)
Noncontrolling interest	—	—	—	—

“Core Earnings” net income (loss)	$(6)	$(53)	$38	$(21)

	Six Months Ended June 30, 2008
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$6	$—	$163	$169
Collections revenue (loss)	109	(25)	—	84

Total income (loss)	115	(25)	163	253
Restructuring expenses	1	—	5	6
Operating expenses	104	19	93	216

Total expenses	105	19	98	222
Net interest expense	7	3	4	14

Income (loss) before income tax expense (benefit) and noncontrolling interest	3	(47)	61	17
Income tax expense (benefit)	1	(17)	22	6

Income (loss) before noncontrolling interest	2	(30)	39	11
Noncontrolling interest	3	—	—	3

“Core Earnings” net income (loss)	$(1)	$(30)	$39	$8

The Company has concluded that its APG purchased paper businesses are no longer a strategic fit. The Company sold its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. The Company continues to wind down the domestic side of its Purchased Paper — Non-Mortgage and Purchased Paper — Mortgage/Properties businesses. The Company will continue to consider opportunities to sell these businesses at acceptable prices in the future.

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company will not buy any additional purchased paper in excess of these obligations. The Company recognized $13 million and $7 million of impairment in the second quarter of 2009 and 2008, respectively. The total impairment for the year ended December 31, 2008 was $55 million.

The Company’s Purchased Paper — Mortgage/Properties business has not purchased any new mortgage/property assets since March 2008 and will work-out and liquidate its portfolio as quickly and economically as possible. During 2009, real estate values continued to decline as a result of the weakening U.S. economy and expected future resolution time-frames were extended. As a result, the Company recorded impairment of $8 million and $51 million in the second quarter of 2009 and 2008, respectively. The total impairment for the year ended December 31, 2008 was $262 million.

Purchased Paper — Non-Mortgage

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Face value of purchases for the period	$2	$1,349	$390	$2,878
Purchase price for the period	1	125	30	268
Purchase price as a percentage of face value purchased	32.1%	9.3%	7.6%	9.3%
Gross Cash Collections (“GCC”)	$87	$172	$243	$331
Collections revenue (loss)	24	57	67	109
Collections revenue (loss) as a percentage of GCC	28%	33%	28%	33%
Carrying value of purchased paper	$418	$633	$418	$633

Purchased Paper — Mortgage/Properties

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Face value of purchases for the period	$—	$—	$—	$39
Collections revenue (loss), net of impairments	(2)	(30)	(67)	(25)
Collateral value of purchases	—	—	—	29
Purchase price for the period	—	—	—	19
Purchase price as a percentage of collateral fair value	—%	—%	—%	66%
Carrying value of purchased paper	$437	$1,013	$437	$1,013
Carrying value of purchased paper as a percentage of collateral fair value	68%	77%	68%	77%

The carrying value of purchased paper (the basis we carry on our balance sheet) as a percentage of collateral fair value has decreased in the second quarter of 2009 as a result of the impairment recognized this quarter.

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our APG business segment.

	June 30,	December 31,	June 30,
	2009	2008	2008

Contingency:
Student loans	$9,182	$8,498	$8,730
Other	1,140	1,752	1,692

Total	$10,322	$10,250	$10,422

Operating Expenses — APG Business Segment

For the quarters ended June 30, 2009 and 2008, operating expenses for the APG business segment, excluding $1 million in other reorganization-related asset impairments recognized in the second quarter of 2008, totaled $80 million and $109 million, respectively. The decrease in operating expenses from the year-ago quarter was primarily due to the Company’s continued cost reduction efforts and the reduction in the purchased paper portfolios.

Total On-Balance Sheet Assets — APG Business Segment

At June 30, 2009 and December 31, 2008, the APG business segment had total assets of $1.5 billion and $2.1 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

			% Increase			% Increase
	Three Months		(Decrease)	Six Months		(Decrease)
	Ended June 30,		2009 vs.	Ended June 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

Net interest income after provisions for loan losses	$1	$—	100%	$1	$1	—
Guarantor servicing fees	25	24	4	59	58	2
Loan servicing fees	9	5	80	19	11	73
Upromise	26	26	—	51	52	(2)
Other	11	14	(21)	26	34	(24)

Total other income	71	69	3	155	155	—
Restructuring expenses	—	11	(100)	2	15	(87)
Operating expenses	85	73	16	156	144	8

Total expenses	85	84	1	158	159	(1)

Loss before income tax expense	(13)	(15)	(13)	(2)	(3)	(33)
Income tax benefit	(5)	(6)	(17)	(1)	(1)	—

“Core Earnings” net loss	$(8)	$(9)	(11)%	$(1)	$(2)	(50)%

United Student Aid Funds, Inc. (“USA Funds”), the nation’s largest guarantee agency, accounted for 84 percent and 86 percent, respectively, of guarantor servicing fees and 1 percent and 12 percent, respectively, of revenues associated with other products and services for the quarters ended June 30, 2009 and 2008.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment for the three and six months ended June 30, 2009 and 2008.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Operating expenses	$26	$20	$48	$43
Upromise	22	24	44	47
General and administrative expenses	37	29	64	54

Total operating expenses	$85	$73	$156	$144

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties, perform guarantor servicing on behalf of guarantor agencies, operate our Upromise subsidiary, as well as information technology expenses related to these functions. Operating expenses also include unallocated corporate overhead expenses for centralized headquarters functions. The increase in operating expenses for the second quarter of 2009 versus the year-ago quarter was primarily the result of start-up costs related to the ED Servicing Contract awarded to the Company on June 17, 2009 to service FFELP loans that will be put to ED and future Direct Loan Servicing.

Total On-Balance Sheet Assets — Corporate and Other Business Segment

At June 30, 2009 and December 31, 2008, the Corporate and Other business segment had total assets of $794 million and $685 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following “LIQUIDITY AND CAPITAL RESOURCES” discussion concentrates on our Lending business segment. Our APG contingency collections and Corporate and Other business segments are not capital intensive businesses and, as such, a minimal amount of debt capital is allocated to these segments.

Historically, we funded new loan originations with a combination of term unsecured debt and student loan asset-backed securities. Following the Proposed Merger announcement in April 2007, we temporarily suspended issuance of unsecured debt and began funding loan originations primarily through the issuance of student loan asset-backed securities and short-term secured student loan financing facilities. In June 2008, the Company re-entered the corporate bond market with a $2.5 billion issue of 10-year senior unsecured notes. In August 2008, we began funding new FFELP Stafford and PLUS student loan originations for AY 2008-2009 pursuant to ED’s Loan Participation Program. During the fourth quarter of 2008, the Company began retaining its Private Education Loan originations in its banking subsidiary, Sallie Mae Bank, and funding these assets with term bank deposits. In May 2009, we began using the ED Conduit Program. We discuss these liquidity sources below.

In the near term, we expect to continue to use ED’s Purchase and Participation Programs to fund future FFELP Stafford and PLUS loan originations and to use deposits at Sallie Mae Bank to fund Private Education Loan originations. We plan to use term asset-backed securities, asset-backed financing facilities, cash flows provided by earnings and repayment of principal on our unencumbered student loan assets, as well as other sources, to refinance maturing debt and provide cash for operations and other needs.

ED Funding Programs

In August 2008, ED implemented the Loan Purchase Commitment Program (“Purchase Program”) and the Loan Purchase Participation Program (“Participation Program”) pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged at a rate of commercial paper plus 0.50 percent on the principal amount of participation interests outstanding. AY 2008-2009 loans funded under the Participation Program must be either refinanced by the lender or sold to ED pursuant to the Participation Program under identical economies to the Purchase Program prior to its expiration on September 30, 2009, or shortly thereafter. Given the state of the credit markets, we currently expect to sell all of the loans we fund under the Participation Program to ED on or before the program’s expiration date. Loans eligible for the Participation or Purchase Programs were originally limited to FFELP Stafford or PLUS, first disbursed on or after May 1, 2008 but no later than July 1, 2009, with no ongoing borrower benefits, other than permitted rate reductions of 0.25 percent for automatic payment processing. On October 7, 2008, legislation was enacted extending ED’s authority to address FFELP Stafford and PLUS loans made for AY’s 2009-2010, and allowing for the extension of ED’s Purchase and Participation Programs from September 30, 2009 to September 30, 2010. On November 8, 2008, ED formally announced new purchase and participation programs which cover eligible loans originated for the AY 2009-2010. On January 15, 2009, ED announced that the terms of the programs for AY 2009-2010 will replicate in all material respects the terms of the programs for AY 2008-2009. The Company applied for these AY 2009-2010 funding programs in June 2009 and its participation was approved on July 31, 2009.

On August 14, 2008, the Company received its initial advance under the Participation Program. As of June 30, 2009, the Company had $17.2 billion of advances outstanding under the Participation Program.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements including with respect to borrower benefits. The ED Conduit was launched on May 11, 2009. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. The ED Conduit Program has a term of five years and will expire on January 19, 2014. The Student Loan Short-Term Notes (“SLST Notes”), issued by the ED Conduit, are supported by a combination of i) Funding Notes backed by FFELP student loans, ii) the Liquidity Agreement with the Federal Financing Bank (“FFB”), and iii) the Put Agreement provided by ED. If the conduit does not have sufficient funds to pay all SLST Notes, then those SLST Notes will be repaid with funds from the FFB. The FFB will hold the notes for a short period of time and, if at the end of that time, the SLST Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through the Put Agreement at a price of 97% of the face amount of the loans. Approximately $15.5 billion of our Stafford and PLUS loans (excluding loans currently in the Participation Program) are eligible for funding under the ED Conduit Program. As of June 30, 2009, $11.4 billion of these assets have been funded through this program with a weighted average issuance cost of approximately .74 percent.

Additional Funding Sources for General Corporate Purposes

The Company has encountered many challenges to its business model over the course of the last several years. In order to continue to meet our mission of providing access to higher education, we have worked with Congress, ED and the Treasury Department to find solutions to those challenges that have been created by market conditions.

In addition to funding FFELP loans through ED’s Participation and Purchase Programs and the ED Conduit Program, the Company employs other financing sources for general corporate purposes, which includes originating Private Education Loans, repurchases and repayments of unsecured debt obligations.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings and indentured trusts, comprised 80 percent of our Managed debt outstanding at June 30, 2009 versus 76 percent at June 30, 2008.

Sallie Mae Bank

During the fourth quarter of 2008, Sallie Mae Bank, our Utah banking subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits primarily through intermediaries in the retail brokered CD market. In the second quarter of 2009, Sallie Mae Bank raised $3.4 billion of term bank deposits with a weighted average life of 3.2 years and a weighted average fixed cost of approximately 3.16 percent. As of June 30, 2009, total term bank deposits were $6.1 billion. As of June 30, 2009, $3.7 billion of Private Education Loans were held at Sallie Mae Bank. We ultimately expect to raise long-term financing, through Private Education Loan securitizations or otherwise, to fund these loans. In the near term, we expect Sallie Mae Bank to continue to fund newly originated Private Education Loans through term bank deposits.

ABS Transactions

On January 6, 2009, we closed a $1.5 billion 12.5 year asset-backed securities (“ABS”) based facility. This facility is used to provide up to $1.5 billion term financing for Private Education Loans. The fully-utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, we completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the asset-backed securities based facility for this issuance was $1.1 billion.

In April 2009, we completed three FFELP term ABS transactions totaling $5.1 billion. The FFELP transactions were both public and private transactions composed primarily of FFELP consolidation loans which were not eligible for the ED Conduit Program or the Term Asset-Backed Securities Loan Facility (“TALF”) discussed below. Although we have demonstrated our access to the ABS market in 2009 and we expect ABS financing to remain a primary source of funding over the long term, we expect our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. At present, we are unable to predict when market conditions will allow for more regular, reliable and cost-effective access to the term ABS market. In May 2009, we completed a $2.6 billion Private Education Loan term ABS issue. In July 2009, we completed a $1.1 billion Private Education Loan term ABS issue. These transactions were private placements and TALF-eligible. See “Term Asset-Backed Securities Loan Facility (“TALF”)” below for additional details.

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP student loan ABCP conduit facility (the “2008 FFELP ABCP Facility”); (ii) a $5.9 billion Private Education Loan ABCP conduit facility (the “2008 Private Education Loan ABCP Facility”) (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities was 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities was approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding up-front and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varies based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized up-front fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable ABCP facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset-Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market.

On February 2, 2009, the Company extended the maturity date of the 2008 ABCP Facilities from February 28, 2009 to April 28, 2009 for a $61 million upfront fee. The other terms of the facilities remained materially unchanged.

On February 27, 2009, the Company extended the maturity date of the 2008 Asset-Backed Loan Facility from February 28, 2009 to April 28, 2009 for a $4 million upfront fee. The other terms of this facility remained materially unchanged.

On April 24, 2009, the Company extended the maturity of $21.8 billion of the 2008 FFELP ABCP Facility for one year to April, 23, 2010. The Company also extended its 2008 Asset-Backed Loan Facility in the amount of $1.5 billion. The 2008 Asset-Backed Loan Facility matured on June 26, 2009 and was paid in full. A total of $86 million in fees were paid related to these extensions. The 2008 Private Education Loan ABCP Facility was paid off and terminated on April 24, 2009. The stated borrowing rate of the 2008 FFELP ABCP Facility is the applicable funding rate plus 130 basis points excluding upfront fees. The applicable funding rate generally will be either a LIBOR or commercial paper rate. The terms of the 2008 FFELP ABCP Facility call for an increase in the applicable funding spread to 300 basis points if the outstanding borrowing amount is not reduced to $15.2 billion and $10.9 billion as of June 30, 2009 and September 30, 2009, respectively. If the Company does not negotiate an extension or pay off all outstanding amounts of the 2008 FFELP ABCP Facility at maturity, the facility will extend by 90 days with the interest rate generally increasing to LIBOR plus 250 basis points to 550 basis points over the 90 day period. The other terms of the facilities remained materially unchanged.

The maximum amount the Company may borrow under the 2008 FFELP ABCP Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of June 30, 2009, the maximum borrowing amount was approximately $14.8 billion under the 2008 FFELP ABCP Facility. Funding under the 2008 FFELP ABCP Facility is subject to usual and customary conditions. The 2008 FFELP ABCP Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

Borrowings under the 2008 FFELP ABCP Facility are nonrecourse to the Company. As of June 30, 2009, the Company had $12.5 billion outstanding in connection with the 2008 FFELP ABCP Facility. The book basis of the assets securing this facility as of June 30, 2009 was $14.2 billion.

Term Asset-Backed Securities Loan Facility (“TALF”)

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business ABS at lower interest rate spreads. TALF was initiated on March 17, 2009 and currently provides investors with funding of up to five years for eligible ABS rated by two or more rating agencies in the highest investment-grade rating category. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and private student loans first disbursed since May 1, 2007. As of June 30, 2009, we had approximately $12.7 billion book basis ($13.4 billion face amount) of student loans eligible to serve as collateral for ABS funded under TALF; this amount does not include loans eligible for ECASLA financing programs. The Federal Reserve Bank launched the TALF program on March 3, 2009. While TALF has improved our access to and reduced our cost of ABS funding relative to 2009 pre-TALF levels, we are unable to predict, at this time, the full impact TALF will ultimately have on our funding activities.

On May 5, 2009, we priced a $2.6 billion Private Education Loan securitization which closed on May 12, 2009. The issue bears a coupon of 1-month LIBOR plus 6.0 percent and is callable at the issuer’s option at 93 percent of the outstanding balance of the ABS between November 15, 2011 and April 15, 2012. If the issue is called on November 15, 2011, we expect the effective cost of the bond financing will be approximately 1-month LIBOR plus 3.7 percent. This transaction was TALF-eligible.

On July 2, 2009, we priced a $1.1 billion Private Education Loan securitization which closed on July 14, 2009. The issue bears a coupon of Prime plus 1.25 percent and is callable at the issuer’s option at 94 percent of the outstanding balance of the ABS between January 15, 2012 and June 15, 2012. If the issue is called on January 15, 2012, we expect the effective cost of the bond financing will be approximately Prime minus 0.71 percent. This transaction was TALF-eligible.

Auction Rate Securities

At June 30, 2009, we had $3.3 billion of taxable and $1.3 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively, on a Managed Basis. Since February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, all of the Company’s auction rate securities as of June 30, 2009 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s $1.3 billion of tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 3.40 percent during the second quarter of 2009.

Reset Rate Notes

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the reset rate notes are reset. The Company also has the option to repurchase the reset rate note prior to a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on its remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent, until such time as the bonds are successfully remarketed or repurchased. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at June 30, 2009, $1.5 billion of our reset rate notes bore interest at, or were swapped to LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible additional reset rate notes will experience failed remarketings. As of June 30, 2009, on a Managed Basis, the Company had $2.5 billion and $2.5 billion of reset rate notes due to be remarketed in 2009 and 2010, respectively, and an additional $8.5 billion to be remarketed thereafter.

Primary Sources of Liquidity and Available Capacity

We expect to fund our ongoing liquidity needs, including the origination of new loans and the repayment of $2.6 billion of the senior unsecured notes maturing in the remainder of 2009, through our current cash and investment portfolio, cash flow provided by earnings and repayment of principal on unencumbered student loan assets, the liquidity facilities made available by ED, TALF, the 2008 Asset-Backed Financing Facilities, the issuance of term ABS, term bank deposits, and, to a lesser extent, if possible, unsecured debt and other sources.

To supplement our funding sources, we maintained an additional $3.5 billion in unsecured revolving credit facilities as of June 30, 2009; $1.9 billion of our unsecured revolving facilities matures in October 2010 and $1.6 billion matures in October 2011. These figures do not include a $215 million commitment from a subsidiary of Lehman Brothers Holdings Inc. On April 24, 2009, in conjunction with the extension of the 2008 ABCP Facilities, a $1.4 billion revolving credit facility maturing in October 2009 was retired and a $1.9 billion revolving credit facility maturing in October 2011 was reduced to $1.6 billion. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $2.9 billion as of June 30, 2009. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended June 30, 2009. In the past, we have not relied upon our unsecured revolving credit facilities as a primary source of liquidity. Although we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

During the quarter, the Company completed several new financing transactions and acquired new financing sources. Combined, this activity generated excess liquidity which was used to repurchase $1.1 billion of the Company’s senior unsecured notes, generating a pre-tax gain of $325 million.

The following table details our primary sources of primary and stand-by liquidity and the available capacity at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	Available Capacity	Available Capacity

Sources of primary liquidity available for new FFELP Stafford and PLUS loan originations:
ED Purchase and Participation Programs(1)	Unlimited(1)	Unlimited(1)
Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$6,140	$4,070
U.S. Treasury-backed securities	—	—
Commercial paper and asset-backed commercial paper	1,050	801
Certificates of deposit	—	—
Other(2)	152	133

Total unrestricted cash and liquid investments(3)(4)(5)	7,342	5,004
Unused commercial paper and bank lines of credit(6)	3,485	5,192
2008 FFELP ABCP Facilities	2,294	807
2008 Private Education Loan ABCP Facility	—	332

Total sources of primary liquidity for general corporate purposes	13,121	11,335
Sources of stand-by liquidity:
Unencumbered FFELP loans(7)	3,110	5,222

Total sources of primary and stand-by liquidity for general corporate purposes(8)	$16,231	$16,557

(1)	The ED Purchase and Participation Programs provide unlimited funding for eligible FFELP Stafford and PLUS loans made by the Company for the academic years 2008-2009 and 2009-2010. See “ED Funding Programs” discussed earlier in this section.

(2)	At June 30, 2009 and December 31, 2008, includes $42 million and $97 million, respectively, due from The Reserve Primary Fund (see “Counterparty Exposure” below).

(3)	At June 30, 2009 and December 31, 2008, excludes $27 million and $26 million, respectively, of investments pledged as collateral related to certain derivative positions and $843 million and $82 million, respectively, of other non-liquid investments, classified as cash and investments on our balance sheet in accordance with GAAP.

(4)	At June 30, 2009 and December 31, 2008, includes $0 and $1.6 billion, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(5)	At June 30, 2009 and December 31, 2008, includes $3.5 billion and $1.1 billion, respectively, of cash and liquid investments at Sallie Mae Bank, which Sallie Mae Bank is not authorized to dividend to the Company without FDIC approval. This cash will be used primarily to originate or acquire student loans.

(6)	At June 30, 2009 and December 31, 2008, excludes commitments of $215 million and $308 million, respectively, from Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc. Lehman Brothers Holdings Inc. declared bankruptcy on September 15, 2008.

(7)	The balance at June 30, 2009 and December 31, 2008 included approximately $687 million and $241 million, respectively, of unencumbered FFELP loans qualified to be financed by ED’s Participation Program. Additionally, at June 30, 2009, $1.1 billion of loans qualified to be financed in the ED Conduit Program.

(8)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At June 30, 2009, we had a total of $36.6 billion of unencumbered assets, including goodwill and acquired intangibles. Student loans, net, comprised $19.2 billion of this unencumbered asset total.

Counterparty Exposure

As of June 30, 2009, the Company had certain exposures to counterparties impacted by the ongoing credit market dislocation. Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to the Company.

Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., is a party to the Company’s unsecured revolving credit facilities under which they provide the Company with a $215 million commitment as of June 30, 2009. Lehman Brothers Holdings Inc. declared bankruptcy on September 15, 2008. The Company is operating under the assumption that the lending commitment of Lehman Brothers Bank, FSB, will not be honored if drawn upon.

To provide liquidity for future cash needs, SLM invests in high quality money market investments. At June 30, 2009, the Company had investments of $42 million with The Reserve Primary Fund (“The Fund”). In September 2008, the Company requested redemption of all monies invested in The Fund prior to The Fund’s announcement that it suspended distributions as a result of The Fund’s exposure to Lehman Brothers Holdings Inc.’s bankruptcy filing and The Fund’s net asset value being below one dollar per share. The Company was originally informed by The Fund that the Company would receive its entire investment amount. Subsequently, the SEC granted The Fund an indefinite extension to pay distributions as The Fund is being liquidated. The Company has received, to date, a total of $450 million of an initial investment of $500 million from The Fund. The Company anticipates further delay of remaining distributions and a potential loss on its investments, even though the Company is legally entitled to receive 100 percent of its remaining investment amount. In the fourth quarter of 2008, we recorded an impairment of $8 million related to our investment in the Fund.

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

The Company has liquidity exposure related to collateral movements between SLM Corporation and its derivative counterparties. The collateral movements can increase or decrease our primary liquidity depending on the nature of the collateral (whether cash or securities), and on movements in the value of the derivatives, which are primarily impacted by changes in interest rate and foreign exchange rates. These movements may require the Company to return cash collateral posted or may require the Company to access primary liquidity to post collateral to counterparties. In May 2009, following the reduction of SLM’s ratings by Moody’s Investor Service to below investment grade, we were required to segregate the majority of our collateral position and categorize the cash as restricted on our balance sheet. As of June 30, 2009, the Company did not hold any cash collateral in unrestricted cash accounts.

The table below highlights exposure related to our derivative counterparties at June 30, 2009.

		On-Balance Sheet	Off-Balance Sheet
	SLM Corporation	Securitizations	Securitizations
	Contracts	Contracts	Contracts

Exposure, net of collateral	$221	$1,154	$600
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	68%	39%	34%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%	0%

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at June 30, 2009 and 2008, and the average balances and average interest rates of our Managed borrowings for the three and six months ended June 30, 2009 and 2008. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of June 30,
	2009			2008
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$4,249	$28,416	$32,665	$7,557	$34,167	$41,724
Term bank deposits	901	5,199	6,100	617	—	617
Indentured trusts (on-balance sheet)	8	1,761	1,769	73	2,310	2,383
ABCP borrowings (on-balance sheet)(1)	12,476	—	12,476	26,273	—	26,273
ED Participation Program facility (on-balance sheet)(2)	17,236	—	17,236	—	—	—
ED Conduit Program facility (on-balance sheet)	11,095	—	11,095	—	—	—
Securitizations (on-balance sheet)	—	87,386	87,386	—	76,309	76,309
Securitizations (off-balance sheet)	—	35,211	35,211	—	39,741	39,741
Other	1,358	—	1,358	2,668	—	2,668

Total	$47,323	$157,973	$205,296	$37,188	$152,527	$189,715

(1)	Includes $0 and $2.0 billion outstanding in the 2008 Asset-Backed Loan Facility at June 30, 2009 and 2008, respectively.

(2)	The Company has the option of paying off this amount with cash or by putting the loans to ED as previously discussed.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$33,159	1.97%	$39,629	3.44%	$34,290	2.13%	$41,302	3.78%
Term bank deposits	4,522	3.61	683	4.11	3,630	3.73	572	4.32
Indentured trusts (on-balance sheet)	1,870	1.11	2,424	3.88	1,921	1.29	2,478	4.37
ABCP Borrowings(on-balance sheet)(1)	20,040	2.97	25,385	5.45	22,643	3.06	25,633	5.26
ED Participation Program facility (on-balance sheet)	15,990	1.26	—	—	13,569	2.03	—	—
ED Conduit Program facility (on-balance sheet)	2,757	.74	—	—	1,386	.74	—	—
Securitizations (on-balance sheet)	85,419	1.57	74,127	3.12	82,806	1.62	71,938	3.36
Securitizations (off-balance sheet)	35,944	.95	40,416	3.14	36,367	1.08	40,942	3.49
Other	866	.19	2,597	2.15	1,120	.48	2,320	2.67

Total	$200,567	1.66%	$185,261	3.51%	$197,732	1.83%	$185,185	3.75%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of August 4, 2009.

	Moody’s	S&P		Fitch

Short-term unsecured debt	Not Prime	A-3	(1)	F3	(1)
Long-term senior unsecured debt	Ba1	BBB-	(1)	BBB	(1)

(1)	Under review for potential downgrade.

The table below presents our unsecured on-balance sheet funding by funding source for the three and six months ended June 30, 2009 and 2008.

	Debt Issued For		Debt Issued For
	the Three Months		the Six Months
	Ended		Ended		Outstanding at
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008

Retail notes	$—	$—	$—	$—	$3,691	$4,135
Foreign currency denominated notes(1)	—	—	—	—	10,236	12,797
Extendible notes	—	—	—	—	21	2,445
Global notes (Institutional)	—	2,437	—	2,437	18,131	21,750
Medium-term notes (Institutional)	—	—	—	—	586	597

Total unsecured corporate borrowings	—	2,437	—	2,437	32,665	41,724
Term bank deposits	3,375	241	4,531	703	6,100	617

Total	$3,375	$2,678	$4,531	$3,140	$38,765	$42,341

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three and six months ended June 30, 2009 and 2008. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended June 30,
	2009				2008
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS loans(1)	—	—			3	7,125
FFELP Consolidation Loans(1)	2	4,524			—	—
Private Education Loans(1)	1	3,527			—	—

Total securitizations — financings	3	8,051			3	7,125

Total securitizations	3	$8,051			3	$7,125

	Six Months Ended June 30,
	2009				2008
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS loans(1)					6	11,825
FFELP Consolidation Loans(1)	2	4,524			—	—
Private Education Loans(1)	2	6,419			—	—

Total securitizations — financings	4	10,943			6	11,825

Total securitizations	4	$10,943			6	$11,825

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after initial settlement of the securitization, which do not relate to the reissuance of third-party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of June 30, 2009, December 31, 2008 and June 30, 2008.

	As of June 30, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$272	$721	$827	$1,820
Underlying securitized loan balance	6,046	14,736	13,372	34,154
Weighted average life	3.1 yrs.	8.0 yrs.	6.4 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.10%	.22%	5.76%
Residual cash flows discount rate	11.5%	13.0%	32.4%

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

	As of June 30, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$410	$619	$1,516	$2,545
Underlying securitized loan balance	8,383	15,586	13,773	37,742
Weighted average life	2.8 yrs.	7.3 yrs.	6.6 yrs.
Prepayment speed (annual rate)(3)
Interim status	0%	N/A	0%
Repayment status	0-30%	3-8%	1-30%
Life of loan — repayment status	17%	6%	9%
Expected remaining credit losses (% of outstanding student loan principal)(4)	.10%	.20%	5.36%
Residual cash flows discount rate	12.0%	10.0%	16.4%

(1)	Includes $529 million, $762 million, and $295 million related to the fair value of the Embedded Floor Income as of June 30, 2009, December 31, 2008, and June 30, 2008, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	The Company had no unrealized gains (pre-tax) in accumulated other comprehensive income that related to the Retained Interests for any of the periods presented.

(3)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(4)	Remaining expected credit losses as of the respective balance sheet date.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at June 30, 2009 and December 31, 2008 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. However, this presentation does not include any impact of accounting under SFAS No. 133 or SFAS No. 52 for trust derivatives or foreign currency denominated debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Managed Student Loan Balances, net” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances” earlier in this section.)

	June 30,	December 31,
	2009	2008

Off-Balance Sheet Assets:
Total student loans, net	$33,946	$35,591
Restricted cash and investments	1,198	1,557
Accrued interest receivable	711	937

Total off-balance sheet assets	35,855	38,085
Off-Balance Sheet Liabilities:
Debt, par value	35,188	37,228
Debt, unamortized discount and deferred issuance costs	(51)	(69)

Total debt	35,137	37,159
Accrued interest payable	55	166

Total off-balance sheet liabilities	35,192	37,325

Off-Balance Sheet Net Assets	$663	$760

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

The following table summarizes the components of servicing and securitization revenue for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Servicing revenue	$57	$63	$116	$127
Securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	79	76	159	161

Servicing and securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	136	139	275	288
Embedded Floor Income	84	74	157	136
Less: Floor Income previously recognized in gain calculation	(54)	(19)	(100)	(35)

Net Embedded Floor Income	30	55	57	101

Servicing and securitization revenue, before impairment and unrealized fair value adjustment	166	194	332	389
Unrealized fair value adjustment	(90)	(192)	(351)	(280)
Gain on consolidation of off-balance sheet trusts	11	—	11	—
Retained Interest impairment	—	—	—	—

Total servicing and securitization revenue (loss)	$87	$2	$(8)	$109

Average off-balance sheet student loans	$34,902	$38,175	$35,238	$38,669

Average balance of Retained Interest	$1,875	$2,716	$2,006	$2,844

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.01%	.02%	(.04)%	.57%

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans and the unrealized fair value adjustments.

The Company recorded net unrealized mark-to-market losses of $90 million and $192 million in the second quarter of 2009 and second quarter of 2008, respectively, related to the Residual Interest.

As of June 30, 2009, the Company did not change any significant assumptions compared to those used as of March 31, 2009, to determine the fair value of the Residual Interests. The $90 million unrealized mark-to-market loss in the second quarter of 2009 was primarily a result of an increase in forward interest rates which resulted in a higher discount rate used to value the Residual Interests as well as a reduction in the fair value of the Embedded Fixed Rate Floor Income.

The $192 million mark-to-market loss in the second quarter of 2008 was primarily related to increases in forward interest rates during the quarter reducing the value of Embedded Fixed Rate Floor Income ($137 million decrease) and increasing the discount rate used to value the Residual Interests ($57 million decrease). Additionally, the Company increased the spread to LIBOR component of the Private Education discount rate formula to better reflect current market conditions which resulted in a $113 million Residual Interest mark-to-market loss. Actual quarterly experience, including improved forward curve spreads used in the valuation of the Residual Interests, partially mitigated these mark-to-market losses.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2009. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$123.2	$17.3	$105.9
3-month Treasury bill	weekly	6.8	.1	6.7
Prime	annual	.5	—	.5
Prime	quarterly	1.4	—	1.4
Prime	monthly	17.3	—	17.3
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	.1	108.0	(107.9)
1-month LIBOR	monthly	3.9	2.6	1.3
CMT/CPI Index	monthly/quarterly	—	2.8	(2.8)
Non Discrete reset(3)	monthly	—	25.8	(25.8)
Non Discrete reset(4)	daily/weekly	13.3	1.9	11.4
Fixed Rate(5)		14.2	22.7	(8.5)

Total		$181.2	$181.2	$—

(1)	Funding includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Funding includes $17.2 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding consists of auction rate securities, the 2008 ABCP Facilities and the ED Conduit Program facility.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(5)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

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

Managed Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$142.3	$17.3	$125.0
3-month Treasury bill	weekly	9.0	6.5	2.5
Prime	annual	1.0	—	1.0
Prime	quarterly	6.3	3.5	2.8
Prime	monthly	25.2	14.5	10.7
PLUS Index	annual	.6	.1	.5
3-month LIBOR(3)	daily	—	96.6	(96.6)
3-month LIBOR	quarterly	—	30.1	(30.1)
1-month LIBOR	monthly	3.9	0.0	3.9
Non Discrete reset(4)	monthly	—	25.6	(25.6)
Non Discrete reset(5)	daily/weekly	14.5	1.4	13.1
Fixed Rate(6)		10.7	17.9	(7.2)

Total		$213.5	$213.5	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $17.2 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding includes $2.5 billion of auction rate securities.

(4)	Funding consists of auction rate securities, the 2008 ABCP Facilities and the ED Conduit Program facility.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(6)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset three-month LIBOR to fund a large portion of our daily reset three-month commercial paper indexed assets. In addition, we use quarterly reset three-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 to the present with the commercial paper and LIBOR indices. As of June 30, 2009, on a Managed Basis, we have approximately $113.9 billion of FFELP loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to LIBOR. We believe there is broad market recognition that, due to the unintended consequences of government action in other areas of the capital markets, the 3M CP index and its relationship to LIBOR is broken (see “LENDING BUSINESS SEGMENT” for a further discussion).

When compared with the GAAP presentation, the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life of our Managed earning assets and liabilities at June 30, 2009.

	On-Balance
(Averages in Years)	Sheet	Managed

Earning assets
Student loans	7.7	7.7
Other loans	6.4	6.4
Cash and investments	.1	.1

Total earning assets	7.0	7.1

Borrowings
Short-term borrowings	.4	.4
Long-term borrowings	6.5	6.5

Total borrowings	4.8	5.1

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the three and six months ended June 30, 2009 and 2008.

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
(Shares in millions)	2009	2008	2009	2008

Common shares repurchased:
Benefit plans(1)	—	.2	.1	.5

Total shares repurchased	—	.2	.1	.5

Average purchase price per share	$—	$23.74	$23.84	$20.98

Common shares issued	.1	.3	.4	1.5

Authority remaining at end of period for repurchases	38.8	38.8	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on June 30, 2009 was $10.27.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The Company’s interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three and six months ended June 30, 2009 and 2008 and the effect on fair values at June 30, 2009 and December 31, 2008, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. Both of these analyses do not consider any potential mark-to-market losses that may occur related to our Residual Interests that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 6, “Student Loan Securitization,” to the consolidated financial statements, which details the potential decrease to the fair value of the Residual Interest that could occur under the referenced interest rate environment.

	Three Months Ended June 30, 2009
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(44)	(13)%	$(57)	(17)%	$(84)	(24)%
Unrealized gains (losses) on derivative and hedging activities	120	23	139	27	98	19

Increase in net income before taxes	$76	45%	$82	49%	$14	8%

Increase in diluted earnings per common share	.163	51%	$.176	55%	$.030	9%

	Three Months Ended June 30, 2008
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$3	46%	$11	158%	$(71)	(1,026)%
Unrealized gains (losses) on derivative and hedging activities	234	54	459	107	77	18

Increase in net income before taxes	$237	56%	$470	112%	$6	1%

Increase in diluted earnings per common share	$.457	91%	$.908	182%	$.011	2%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	Six Months Ended June 30, 2009
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(97)	(35)%	$(121)	(44)%	$(163)	(59)%
Unrealized gains (losses) on derivative and hedging activities	120	24	139	28	98	20

Increase in net income before taxes	$23	10%	$18	8%	$(65)	(29)%

Increase in diluted earnings per common share	.049	12%	$.039	9%	$(.139)	(33)%

	Six Months Ended June 30, 2008
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(2)	(1)%	$7	3%	$(141)	(74)%
Unrealized gains (losses) on derivative and hedging activities	234	363	459	713	77	120

Increase in net income before taxes	$232	91%	$466	182%	$(64)	(25)%

Increase in diluted earnings per common share	$.495	215%	$.996	433%	$(.138)	(60)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At June 30, 2009
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$127,239	$(454)	—%	$(953)	(1)%
Private Education Loans	18,035	—	—	—	—
Other earning assets	13,822	(4)	—	(11)	—
Other assets	13,080	(723)	(6)	(1,338)	(10)

Total assets	$172,176	$(1,181)	(1)%	$(2,302)	(1)%

Liabilities
Interest bearing liabilities	$157,987	$(743)	—%	$(2,016)	(1)%
Other liabilities	3,121	(111)	(4)	394	(13)

Total liabilities	$161,108	$(854)	(1)%	$(1,622)	(1)%

	At December 31, 2008
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$107,319	$(758)	(1)%	$(1,602)	(1)%
Private Education Loans	14,141	—	—	—	—
Other earning assets	9,265	(9)	—	(25)	—
Other assets	14,590	(848)	(6)	(2,108)	(14)

Total assets	$145,315	$(1,615)	(1)%	$(3,735)	(3)%

Liabilities
Interest bearing liabilities	$135,070	$(837)	(1)%	$(2,500)	(2)%
Other liabilities	3,604	(293)	(8)	(273)	(8)

Total liabilities	$138,674	$(1,130)	(1)%	$(2,773)	(2)%

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

During the three and six months ended June 30, 2009 and 2008, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged on-balance sheet loans being in a fixed rate mode due to the Embedded Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed debt. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas, item (ii) will generally offset this decrease. In the 100 and 300 basis point scenario for the three and six months ended June 30, 2009, the decreases in income resulted from the unhedged Floor Income discussed in item (i) above due to the low interest rate environment. The increase in income in the three and six months ended June 30, 2008, resulted from item (ii) discussed above. Item (i) did not have as great an impact due to the higher interest rate environment in the first half of 2008.

Under the scenario in the tables above, called “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “LIQUIDITY AND CAPITAL RESOURCES — Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in an unrealized loss of $(124) million for the three and six months ended June 30, 2009, and an unrealized loss of $(116) million for the three and six months ended June 30, 2008. Offsetting this unrealized loss, are basis swaps that economically hedge our off-balance sheet Private Education Loan securitization trusts. Unrealized gains for these basis swaps totaled $222 million for the three and six months ended June 30, 2009, and $193 million for the three and six months ended June 30, 2008. The net impact of both of these items was an unrealized gain for all periods presented.

In addition to interest rate risk addressed in the preceding tables, the Company is also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by the Company. As it relates to the Company’s corporate unsecured and securitization debt programs used to fund the Company’s business, the Company’s policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In the current economic environment, volatility in the spread between spot and forward foreign exchange rates has resulted in material mark-to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments, the cumulative mark-to-market impact will be zero.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, “Significant Accounting Policies — Recently Issued Accounting Pronouncements,” to the consolidated financial statements.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 20, 2009, the Company received a letter on behalf of a shareholder, SEIU Pension Plans Master Trust, demanding, among other things, that the Company’s Board of Directors take action to recover Company funds it alleges were “unjustly paid to certain current and former employees and executive officers of the Company” from 2005 to the present, file civil lawsuits against former and current executives, revise the executive compensation structure, and offer shareholders an annual nonbinding “say on pay.” Twenty-nine financial services companies received similar letters that same week. This letter was referred to the Board of Directors.

On August 3, 2009, the Company received the final audit report of ED’s Office of the Inspector General (“OIG”) related to the Company’s billing practices for special allowance payments. Among other things, the OIG recommended that ED instruct the Company to return approximately $22 million in alleged special allowance overpayments. The Company continues to believe that its practices are consistent with longstanding ED guidance and all applicable rules and regulations and intends to continue disputing these findings. The OIG has audited other industry participants with regard to special allowance payments for loans funded by tax exempt obligations and in certain cases the Secretary of ED has disagreed with the OIG’s recommendations.

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

The following table summarizes the Company’s common share repurchases during the second quarter of 2009 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs. See Note 9, “Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased	Share	or Programs	Programs

Period:
April 1 — April 30, 2009	—	$—	—	38.8
May 1 — May 31, 2009	—	—	—	38.8
June 1 — June 30, 2009	—	—	—	38.8

Total second quarter of 2009	—	$—	—

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on May 22, 2009, the following proposals were approved by the margins indicated:

1. The vote on the election of the following named persons to serve as Directors of the Company for the ensuing year, was as follows:

	Number of Shares
	Votes For	Votes Against	Abstain

Ann Torre Bates	393,358,216	12,544,011	21,014,377
W. M. Diefenderfer III	397,513,431	8,385,197	21,017,976
Diane Suitt Gilleland	386,100,208	19,783,549	21,012,847
Earl A. Goode	396,632,946	9,297,759	20,985,899
Ronald F. Hunt	396,901,279	9,003,976	21,011,349
Albert L. Lord	396,024,643	9,957,234	20,934,727
Michael E. Martin	398,175,693	7,756,512	20,984,399
Barry A Munitz	395,495,706	10,403,724	21,017,174
Howard H. Newman	398,314,566	7,616,925	20,985,113
A. Alexander Porter, Jr.	386,244,824	19,654,152	21,017,628
Frank C. Puleo	398,333,646	7,598,014	20,984,944
Wolfgang Schoellkopf	385,267,362	20,632,922	21,016,320
Steven L. Shapiro	385,735,973	20,170,038	21,010,593
J. Terry Strange	389,528,583	16,406,536	20,981,485
Anthony P. Terracciano	398,112,766	7,825,125	20,978,713
Barry L. Williams	394,735,513	11,165,644	21,015,447

2. The vote on adoption of the SLM Corporation Directors Equity Plan was as follows:

Number of Shares
Votes For	Votes Against	Abstain

341,627,230	28,698,124	25,044,937

3. The vote on adoption of the SLM Corporation 2009-2012 Incentive Plan was as follows:

Number of Shares
Votes For	Votes Against	Abstain

337,107,821	33,218,333	25,044,137

4. The vote on ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009, was as follows:

Number of Shares
Votes For	Votes Against	Abstain

402,719,331	3,184,110	21,013,163

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1	Confidential Agreement and Release - C.E. Andrews
10.2	Confidential Agreement and Release - Robert Autor
10.3	Amended and Restated Note Purchase and Security Agreement: Bluemont Funding I; the Conduit Lenders, the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Banc of America Securities LLC; J.P. Morgan Securities Inc., The Bank of New York Mellon Trust Company, National Association; Sallie Mae, Inc.
10.4	Schedule of Contracts Substantially Identical to Exhibit 10.3 in all Material Respects: Town Center Funding I LLC and Town Hall Funding I LLC
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from SLM Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION
(Registrant)

By:	/s/ John F. Remondi
John F. Remondi
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2009

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

See Note 16, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of “Core Earnings” “ and “— Pre-tax Differences between “Core Earnings’ and GAAP by Business Segment” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s Annual Report on Form 10-K and quarterly reports on Form 10-Q, “Core Earnings” has been labeled as “ ‘Core’ net income” or “Managed net income” in certain instances.

Economic Floor Income — Economic Floor Income equals Gross Floor Income earned on Managed loans, minus the payments on Floor Income Contracts, plus the amortization of net premiums on both Fixed Rate and Variable Rate Floor Income Contracts (see definitions for capitalized terms, below).

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

Exceptional Performer (“EP”) — The EP designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP Loans. Upon receiving the EP designation, the EP servicer receives reimbursement on default claims higher than the legislated Risk Sharing (see definition below) levels on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance. The College Cost Reduction Act of 2007 (“CCRAA”) eliminated the EP designation effective October 1, 2007. See also Appendix A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” included in the Company’s 2008 Annual Report on Form 10-K, filed with the SEC on March 2, 2009.

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

Fixed Rate Floor Income — Fixed Rate Floor Income is Floor Income (see definition below) associated with student loans with borrower rates that are fixed to term (primarily FFELP Consolidation Loans and Stafford Loans originated on or after July 1, 2006).

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

Residual Interest — When the Company securitizes student loans, it retains the right to receive cash flows from the student loans sold to trusts that it sponsors in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The Residual Interest, which may also include reserve and other cash accounts, is the present value of these future expected cash flows, which includes the present value of any Embedded Fixed Rate Floor Income described above. The Company values the Residual Interest at the time of sale of the student loans to the trust and as of the end of each subsequent quarter.

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

Variable Rate Floor Income — Variable Rate Floor Income is Floor Income that is earned only through the next reset date. For FFELP Stafford loans whose borrower interest rate resets annually on July 1, the Company may earn Floor Income or Embedded Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate (see definitions for capitalized terms, above).