Form 10-Q
period 2009-09-30
SLM CORP
filed 2009-11-05
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2009

Voting common stock, $.20 par value	474,590,764 shares

SLM CORPORATION

FORM 10-Q
INDEX
September 30, 2009

Part I. Financial Information
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	129
Item 4.	Controls and Procedures	133

PART II. Other Information
Item 1.	Legal Proceedings	134
Item 1A.	Risk Factors	134
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	134
Item 3.	Defaults Upon Senior Securities	135
Item 4.	Submission of Matters to a Vote of Security Holders	135
Item 5.	Other Information	135
Item 6.	Exhibits	135
Signatures		136
Glossary(1)		137
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

(1)	Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $101,343 and $90,906, respectively)	$43,257,743	$44,025,361
FFELP Stafford Loans Held-for-Sale	23,846,566	8,450,976
FFELP Consolidation Loans (net of allowance for losses of $54,384 and $46,637, respectively)	69,246,231	71,743,435
Private Education Loans (net of allowance for losses of $1,401,496 and $1,308,043, respectively)	22,494,955	20,582,298
Other loans (net of allowance for losses of $74,057 and $58,395, respectively)	454,557	729,380
Investments:
Available-for-sale	984,669	861,008
Other	850,141	180,397

Total investments	1,834,810	1,041,405
Cash and cash equivalents	5,186,998	4,070,002
Restricted cash and investments	5,760,583	3,535,286
Retained Interest in off-balance sheet securitized loans	1,838,203	2,200,298
Goodwill and acquired intangible assets, net	1,224,272	1,249,219
Other assets	11,299,006	11,140,777

Total assets	$186,443,924	$168,768,437

Liabilities
Short-term borrowings	$53,406,554	$41,933,043
Long-term borrowings	124,647,818	118,224,794
Other liabilities	3,400,527	3,604,260

Total liabilities	181,454,899	163,762,097

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized:
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Series C: 7.25% mandatory convertible preferred stock; 1,012 and 1,150 shares, respectively, issued at liquidation preference of $1,000 per share	1,012,370	1,149,770
Common stock, par value $.20 per share, 1,125,000 shares authorized: 541,849 and 534,411 shares issued, respectively	108,362	106,883
Additional paid-in capital	4,862,071	4,684,112
Accumulated other comprehensive loss (net of tax benefit of $25,176 and $43,202, respectively)	(44,143)	(76,476)
Retained earnings	346,347	426,175

Total SLM Corporation stockholders’ equity before treasury stock	6,850,007	6,855,464
Common stock held in treasury at cost: 67,159 and 66,958 shares, respectively	1,860,989	1,856,394

Total SLM Corporation stockholders’ equity	4,989,018	4,999,070
Noncontrolling interest	7	7,270

Total equity	4,989,025	5,006,340

Total liabilities and equity	$186,443,924	$168,768,437

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest income:
FFELP Stafford and Other Student Loans	$303,192	$516,116	$969,947	$1,478,190
FFELP Consolidation Loans	481,592	830,566	1,431,644	2,436,886
Private Education Loans	396,339	445,572	1,176,399	1,298,417
Other loans	11,042	19,874	45,930	64,573
Cash and investments	6,881	57,154	19,896	251,491

Total interest income	1,199,046	1,869,282	3,643,816	5,529,557
Total interest expense	673,870	1,394,533	2,519,876	4,375,896

Net interest income	525,176	474,749	1,123,940	1,153,661
Less: provisions for loan losses	321,127	186,909	849,518	467,235

Net interest income after provisions for loan losses	204,049	287,840	274,422	686,426

Other income (loss):
Servicing and securitization revenue	155,065	64,990	147,248	174,262
Gains (losses) on sales of loans and securities, net	12,452	(43,899)	12,752	(122,148)
Gains (losses) on derivative and hedging activities, net	(111,556)	(241,757)	(569,326)	(152,510)
Contingency fee revenue	82,200	89,418	230,383	258,514
Collections revenue (loss)	15,580	(170,692)	16,318	(87,088)
Guarantor servicing fees	48,087	36,848	106,867	95,164
Other	150,006	93,096	741,229	295,357

Total other income (loss)	351,834	(171,996)	685,471	461,551

Expenses:
Salaries and benefits	142,435	157,408	418,775	504,925
Other operating expenses	176,185	209,744	516,513	571,563
Restructuring expenses	3,592	10,508	12,795	77,926

Total expenses	322,212	377,660	948,083	1,154,414

Net income (loss) before income tax benefit	233,671	(261,816)	11,810	(6,437)
Income tax expense (benefit)	74,363	(103,819)	(3,884)	(13,233)

Net income (loss)	159,308	(157,997)	15,694	6,796
Less: net income attributable to noncontrolling interest	198	544	690	3,405

Net income (loss) attributable to SLM Corporation	159,110	(158,541)	15,004	3,391
Preferred stock dividends	42,627	27,474	94,822	83,890

Net income (loss) attributable to SLM Corporation common stock	$116,483	$(186,015)	$(79,818)	$(80,499)

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders	$.25	$(.40)	$(.17)	$(.17)

Average common shares outstanding	470,280	466,646	467,960	466,625

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders	$.25	$(.40)	$(.17)	$(.17)

Average common and common equivalent shares outstanding	471,058	466,646	467,960	466,625

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at June 30, 2008	8,450,000	534,010,178	(66,444,785)	467,565,393	$1,715,000	$106,802	$4,637,731	$61,994	$855,527	$(1,842,050)	$5,535,004	$9,480	$5,544,484
Comprehensive income:
Net income (loss)									(158,541)		(158,541)	544	(157,997)
Noncontrolling interest — other											—	(1,483)	(1,483)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(4,686)			(4,686)		(4,686)
Change in unrealized gains (losses) on derivatives, net of tax								(10,338)			(10,338)		(10,338)
Defined benefit pension plans adjustment								(283)			(283)		(283)

Comprehensive income											(173,848)	(939)	(174,787)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.89 per share)									(3,592)		(3,592)		(3,592)
Preferred stock, series C ($18.13 per share)									(20,843)		(20,843)		(20,843)
Restricted stock dividend									(3)		(3)		(3)
Issuance of common shares		399,904	525	400,429		80	11,654			9	11,743		11,743
Issuance of preferred shares							164		(164)		—		—
Conversion of preferred shares	(230)	9,595		9,595	(230)	2	228				—		—
Tax benefit related to employee stock option and purchase plans							(3,342)				(3,342)		(3,342)
Stock-based compensation cost							19,179				19,179		19,179
Repurchase of common shares:
Benefit plans			(507,731)	(507,731)						(14,299)	(14,299)		(14,299)

Balance at September 30, 2008	8,449,770	534,419,677	(66,951,991)	467,467,686	$1,714,770	$106,884	$4,665,614	$46,687	$669,509	$(1,856,340)	$5,347,124	$8,541	$5,355,665

Balance at June 30, 2009	8,449,770	534,841,879	(67,128,199)	467,713,680	$1,714,770	$106,969	$4,709,053	$(48,683)	$229,865	$(1,860,440)	$4,851,534	$5	$4,851,539
Comprehensive income:
Net income (loss)									159,110		159,110	198	159,308
Noncontrolling interest — other											—	(196)	(196)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,420			1,420		1,420
Change in unrealized gains (losses) on derivatives, net of tax								3,346			3,346		3,346
Defined benefit pension plans adjustment								(226)			(226)		(226)

Comprehensive income											163,650	2	163,652
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.34 per share)									(1,299)		(1,299)		(1,299)
Preferred stock, series C ($18.13 per share)									(17,906)		(17,906)		(17,906)
Restricted stock dividend									(1)		(1)		(1)
Issuance of common shares		15,048		15,048		(5)	279				274		274
Issuance of preferred shares							164		(164)		—		—
Conversion of preferred shares	(137,400)	6,992,368		6,992,368	(137,400)	1,398	146,423		(20,383)		(9,962)		(9,962)
Tax benefit related to employee stock option and purchase plans							(2,843)				(2,843)		(2,843)
Stock-based compensation cost							8,995				8,995		8,995
Repurchase of common shares:
Benefit plans			(30,876)	(30,876)						(549)	(549)		(549)

Balance at September 30, 2009	8,312,370	541,849,295	(67,159,075)	474,690,220	$1,577,370	$108,362	$4,862,071	$(44,143)	$346,347	$(1,860,989)	$4,989,018	$7	$4,989,025

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535	$11,360	$5,234,895
Comprehensive income:
Net income (loss)									3,391		3,391	3,405	6,796
Acquisition of noncontrolling interest in Purchased Paper business											—	(4,355)	(4,355)
Noncontrolling interest — other											—	(1,869)	(1,869)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(26,199)			(26,199)		(26,199)
Change in unrealized gains (losses) on derivatives, net of tax								31,932			31,932		31,932
Defined benefit pension plans adjustment								(755)			(755)		(755)

Comprehensive income											8,369	(2,819)	5,550
Cash dividends:
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)		(8,625)
Preferred stock, series B ($3.20 per share)									(12,489)		(12,489)		(12,489)
Preferred stock, series C ($51.36 per share)									(62,289)		(62,289)		(62,289)
Restricted stock dividend									(1,851)		(1,851)		(1,851)
Issuance of common shares		1,917,001	3,667	1,920,668		383	30,358			79	30,820		30,820
Issuance of preferred shares	150,000				150,000		(4,168)		(487)		145,345		145,345
Conversion of preferred shares	(230)	9,595		9,595	(230)	2	228				—		—
Tax benefit related to employee stock option and purchase plans							(13,358)				(13,358)		(13,358)
Stock-based compensation cost							62,380				62,380		62,380
Cumulative effect of accounting change								(194,655)	194,655		—		—
Repurchase of common shares:
Benefit plans			(1,004,264)	(1,004,264)						(24,713)	(24,713)		(24,713)

Balance at September 30, 2008	8,449,770	534,419,677	(66,951,991)	467,467,686	$1,714,770	$106,884	$4,665,614	$46,687	$669,509	$(1,856,340)	$5,347,124	$8,541	$5,355,665

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340
Comprehensive income:
Net income (loss)									15,004		15,004	690	15,694
Sale of international Purchased Paper — Non-Mortgage business											—	(7,257)	(7,257)
Noncontrolling interest — other											—	(696)	(696)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								3,689			3,689		3,689
Change in unrealized gains (losses) on derivatives, net of tax								29,361			29,361		29,361
Defined benefit pension plans adjustment								(717)			(717)		(717)

Comprehensive income											47,337	(7,263)	40,074
Cash dividends:
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)		(8,625)
Preferred stock, series B ($1.51 per share)									(5,742)		(5,742)		(5,742)
Preferred stock, series C ($54.38 per share)									(59,586)		(59,586)		(59,586)
Restricted stock dividend									(10)		(10)		(10)
Issuance of common shares		445,656	98	445,754		81	2,505			5	2,591		2,591
Issuance of preferred shares							486		(486)		—		—
Conversion of preferred shares	(137,400)	6,992,368		6,992,368	(137,400)	1,398	146,423		(20,383)		(9,962)		(9,962)
Tax benefit related to employee stock option and purchase plans							(8,662)				(8,662)		(8,662)
Stock-based compensation cost							37,207				37,207		37,207
Repurchase of common shares:
Benefit plans			(200,773)	(200,773)						(4,600)	(4,600)		(4,600)

Balance at September 30, 2009	8,312,370	541,849,295	(67,159,075)	474,690,220	$1,577,370	$108,362	$4,862,071	$(44,143)	$346,347	$(1,860,989)	$4,989,018	$7	$4,989,025

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities
Net income	$15,694	$6,796
Adjustments to reconcile net income to net cash used in operating activities:
(Gains) losses on sales of loans and securities, net	(12,752)	122,148
Stock-based compensation cost	40,073	69,937
Unrealized (gains)/losses on derivative and hedging activities	491,644	125,457
Provisions for loan losses	849,518	467,235
Decrease in purchased paper mortgages, net	233,130	200,098
Student loans originated for sale, net	(15,846,043)	(4,102,691)
Decrease in restricted cash — other	44,201	61,131
Decrease (increase) in accrued interest receivable	241,377	(240,906)
(Decrease) in accrued interest payable	(439,920)	(192,335)
Adjustment for non-cash loss related to Retained Interest	333,951	361,141
Decrease in other assets, goodwill and acquired intangible assets, net	91,405	361,804
Increase (decrease) in other liabilities	40,870	(149,966)

Total adjustments	(13,932,546)	(2,916,947)

Net cash used in operating activities	(13,916,852)	(2,910,151)

Investing activities
Student loans acquired	(7,211,675)	(20,527,609)
Loans purchased from securitized trusts	(5,030)	(1,201,058)
Reduction of student loans:
Installment payments, claims and other	7,997,484	7,997,789
Proceeds from sales of student loans	515,140	25,844
Other loans — originated	(2,818)	(1,097,231)
Other loans — repaid	237,980	1,470,040
Other investing activities, net	(676,612)	(67,006)
Purchases of available-for-sale securities	(104,663,811)	(93,787,195)
Proceeds from sales of available-for-sale securities	100,056	—
Proceeds from maturities of available-for-sale securities	104,417,273	95,830,890
Purchase of held-to-maturity and other securities	—	(500,255)
Proceeds from maturities of held-to-maturity securities and other securities	68,991	12,502
(Increase) decrease in restricted cash — on-balance sheet trusts	(1,318,410)	629,001
Return of investment from Retained Interest	16,361	352,633
Purchase of subsidiaries, net of cash acquired	—	(37,868)

Net cash used in investing activities	(525,071)	(10,899,523)

Financing activities
Borrowings collateralized by loans in trust — issued	11,572,592	17,986,955
Borrowings collateralized by loans in trust — repaid	(4,196,889)	(4,819,485)
Asset-backed commercial paper conduits, net	(15,504,025)	(1,733,537)
ED Participation Program, net	15,499,015	3,554,618
ED Conduit Program facility, net	14,189,923	—
Other short-term borrowings issued	298,294	2,001,875
Other short-term borrowings repaid	(1,198,661)	(1,067,281)
Other long-term borrowings issued	4,333,173	2,437,226
Other long-term borrowings repaid	(8,335,181)	(8,495,343)
Other financing activities, net	(1,006,261)	195,843
Excess tax benefit from the exercise of stock-based awards	—	281
Common stock issued	6	5,983
Preferred stock issued	—	145,345
Preferred dividends paid	(83,915)	(83,403)
Noncontrolling interest, net	(9,152)	(5,581)

Net cash provided by financing activities	15,558,919	10,123,496

Net increase (decrease) in cash and cash equivalents	1,116,996	(3,686,178)
Cash and cash equivalents at beginning of period	4,070,002	7,582,031

Cash and cash equivalents at end of period	$5,186,998	$3,895,853

Cash disbursements made for:
Interest	$3,070,349	$4,801,466

Income taxes	$292,115	$697,146

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company” or “Sallie Mae”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K. Management has evaluated subsequent events, and the impact on the reported results and disclosures, through November 4, 2009, which is the date these financial statements were issued.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2008 to be consistent with classifications adopted for 2009, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Codification

The Company adopted, as of July 1, 2009, the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC does not change authoritative guidance. Accordingly, implementing the ASC did not change any of the Company’s accounting, and therefore, did not have an impact on the consolidated results of the Company. References to authoritative GAAP literature have been updated accordingly.

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model

In June 2009, the FASB issued topic updates to ASC 860, “Transfers and Servicing,” and to ASC 810, “Consolidation.”

The topic update to ASC 860, among other things, (1) eliminates the concept of a Qualifying Special Purpose Entity (“QSPE”), (2) changes the requirements for derecognizing financial assets, (3) changes the amount of the recognized gain/loss on a transfer accounted for as a sale when beneficial interests are received by the transferor, and (4) requires additional disclosure. The topic update to ASC 860 is effective for fiscal years beginning after November 15, 2009.

The topic update to ASC 810 significantly changes the consolidation model for Variable Interest Entities (“VIEs”). The topic update amends ASC 810 and, among other things, (1) eliminates the exemption for QSPEs, (2) provides a new approach for determining who should consolidate a VIE, that is more focused on control rather than economic interest, (3) changes when it is necessary to reassess who should consolidate a

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

VIE and (4) requires additional disclosure. The topic update to ASC 810 is effective for the first annual reporting period beginning after November 15, 2009.

The Company is currently evaluating the impact of these topic updates to its consolidated financial statements. Based on the Company’s preliminary review, management expects these changes will lead to the consolidation of QSPEs that are currently not consolidated by the Company. Assuming no changes to the Company’s current business model, the Company will consolidate its securitization trusts that are currently off-balance sheet on January 1, 2010 at their historical cost basis. The historical cost basis is the basis that would exist if these securitization trusts had remained on balance sheet since they settled. These new accounting rules would also be applied to new transactions entered into from January 1, 2010 forward. If these topic updates had been adopted as of September 30, 2009, the Company would have removed the $1.8 billion of Residual Interests associated with these trusts from the consolidated balance sheet and the Company would have consolidated $36.1 billion of assets and $35.4 billion of liabilities, which would have resulted in an approximate $0.7 billion after-tax reduction of stockholders’ equity as of September 30, 2009. Management allocates capital on a Managed Basis. This change will not impact management’s view of capital adequacy.

Subsequent Events

In May 2009, the FASB issued a topic update on ASC 855, “Subsequent Events.” This topic update is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this topic update sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The topic update to ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted this topic update effective June 15, 2009 and has evaluated any events subsequent to September 30, 2009, and their impact on the reported results and disclosures, through the date of this filing.

Fair Value Measurements

In August 2009, the FASB issued a topic update to ASC 820, “Fair Value Measurements and Disclosures.” The update provides clarification for the valuation of liabilities when a quoted price in an active market for the liability does not exist, and clarifies that a quoted price for the liability when traded as an asset (when no adjustments are required) is a Level 1 fair value measurement. In addition, it also clarifies that an entity is not required to adjust the value of a liability for the existence of a restriction that prevents the transfer of the liability. This topic update is effective for the Company beginning October 1, 2009 and will not be material to the Company.

On April 9, 2009, the FASB issued three ASC topic updates regarding fair value measurements and recognition of impairment. Under ASC 320, “Investments — Debt and Equity Securities,” impairment must be recorded within the consolidated statements of income for debt securities if there exists a fair value loss and the entity intends to sell the security or it is more likely than not the entity will be required to sell the security before recovery of the loss. Additionally, expected credit losses must be recorded through income regardless of the impairment determination above. Remaining fair value losses are recorded to other comprehensive income. ASC 825, “Financial Instruments,” requires interim disclosures of the fair value of financial

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

instruments that were previously only required annually. Finally, the topic update to ASC 820, “Fair Value Measurements and Disclosures,” provides guidance for determining when a significant decrease in market activity has occurred and when a transaction is not orderly. It further reiterates that prices from inactive markets or disorderly transactions should carry less weight, if any, to the determination of fair value. These topic updates were effective for the Company beginning April 1, 2009. The adoption of these topic updates was not material to the Company.

On February 12, 2008, the FASB issued another topic update on ASC 820, which defers the effective date of the topic for nonfinancial assets and liabilities, except for such items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This topic update delayed the implementation of these areas of ASC 820 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009. Adoption of this topic update was not material to the Company.

Business Combinations

In December 2007, the FASB issued a topic update to ASC 805, “Business Combinations.” The update requires the acquiring entity in a business combination to recognize the entire acquisition-date fair value of assets acquired and liabilities assumed in both full and partial acquisitions; changes the recognition of assets acquired and liabilities assumed related to contingencies; changes the recognition and measurement of contingent consideration; requires expensing of most transaction and restructuring costs; and requires additional disclosures to enable the users of the financial statements to evaluate and understand the nature and financial effect of the business combination. The ASC 805 topic update applies to all transactions or other events in which the Company obtains control of one or more businesses. The ASC topic update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the reporting period beginning on or after December 15, 2008, which for the Company was January 1, 2009. The adoption of this topic update on January 1, 2009 did not have a material effect on the Company’s results of operations or financial position.

In February 2009, the FASB issued another topic update to ASC 805. This additional update amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under ASC 805. The ASC topic update had the same effective date as the topic update to ASC 805 referenced above. The adoption of this topic update did not have a material effect on the Company’s results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued a topic update to ASC 810, “Consolidation.” This update requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to presentation as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. On January 1, 2009, the Company adopted this ASC topic update, the provisions of which, among other things, require that minority interests be renamed “noncontrolling interests” and that a company present a consolidated net income (loss) measure that includes the amount attributable to such “noncontrolling interests” for all periods presented. The topic update to ASC 810 applies prospectively for reporting periods beginning on or after December 15, 2008, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented. The Company has reclassified financial statement line items within its consolidated balance sheets, statements of income, statements of

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

changes in stockholders’ equity and statements of cash flows for the prior period to conform to this topic update. Other than the change in presentation of noncontrolling interests, the adoption of this topic update had no impact on the consolidated financial statements.

Disclosures about Derivative Investments and Hedging Activities

In March 2008, the FASB updated ASC 815, “Derivatives and Hedging.” This topic update requires enhanced disclosures about an entity’s derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, the topic update requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This ASC topic update is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this topic update on January 1, 2009.

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

The following table summarizes the total loan provisions for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Private Education Loans	$287,315	$135,813	$732,619	$374,262
FFELP Stafford and Other Student Loans	20,918	40,407	80,911	75,805
Mortgage and consumer loans	12,894	10,689	35,988	17,168

Total provisions for loan losses	$321,127	$186,909	$849,518	$467,235

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for loan losses for Private Education Loans for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Allowance at beginning of period	$1,396,707	$1,129,000	$1,308,043	$1,003,964
Provision for Private Education Loan losses	287,315	135,813	732,619	374,262
Charge-offs	(292,845)	(76,312)	(670,603)	(205,913)
Reclassification of interest reserve(1)	10,319	8,393	31,437	24,581

Allowance at end of period	$1,401,496	$1,196,894	$1,401,496	$1,196,894

Charge-offs as a percentage of average loans in repayment (annualized)	9.6%	3.5%	7.7%	3.5%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	8.9%	3.1%	7.1%	3.0%
Allowance as a percentage of the ending total loan balance	5.7%	5.6%	5.7%	5.6%
Allowance as a percentage of ending loans in repayment	11.4%	13.3%	11.4%	13.3%
Allowance coverage of charge-offs (annualized)	1.2	3.9	1.6	4.4
Ending total loans(2)	$24,439,749	$21,548,294	$24,439,749	$21,548,294
Average loans in repayment	$12,082,965	$8,703,525	$11,633,640	$7,933,067
Ending loans in repayment	$12,254,212	$9,015,795	$12,254,212	$9,015,795

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of September 30, 2009, December 31, 2008, and September 30, 2008.

	Private Education Loan Delinquencies
	September 30, 2009		December 31, 2008		September 30, 2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,899		$10,159		$11,263
Loans in forbearance(2)	851		862		1,085
Loans in repayment and percentage of each status:
Loans current	10,458	85.3%	9,748	87.2%	7,902	87.6%
Loans delinquent 31-60 days(3)	551	4.5	551	4.9	393	4.4
Loans delinquent 61-90 days(3)	353	2.9	296	2.6	249	2.8
Loans delinquent greater than 90 days(3)	892	7.3	587	5.3	472	5.2

Total Private Education Loans in repayment	12,254	100%	11,182	100%	9,016	100%

Total Private Education Loans, gross	24,004		22,203		21,364
Private Education Loan unamortized discount	(543)		(535)		(514)

Total Private Education Loans	23,461		21,668		20,850
Private Education Loan receivable for partially charged-off loans	435		222		184
Private Education Loan allowance for losses	(1,401)		(1,308)		(1,197)

Private Education Loans, net	$22,495		$20,582		$19,837

Percentage of Private Education Loans in repayment		51.1%		50.4%		42.2%

Delinquencies as a percentage of Private Education Loans in repayment		14.7%		12.8%		12.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.5%		7.2%		10.7%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for loan losses for the FFELP loan portfolio for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Allowance at beginning of period	$153,038	$97,693	$137,543	$88,729
Provision for FFELP loan losses	20,918	40,407	80,911	75,805
Charge-offs	(16,977)	(15,932)	(60,708)	(42,643)
Increase (decrease) for student loan sales and other	(1,252)	1,087	(2,019)	1,364

Allowance at end of period	$155,727	$123,255	$155,727	$123,255

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	.1%	.1%
Allowance as a percentage of the ending total loan balance	.1%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	.2%	.2%
Allowance coverage of charge-offs (annualized)	2.3	1.9	1.9	2.2
Ending total loans	$134,087,420	$119,165,201	$134,087,420	$119,165,201
Average loans in repayment	$69,679,688	$66,858,709	$69,195,627	$65,691,920
Ending loans in repayment	$69,832,792	$67,074,302	$69,832,792	$67,074,302

The Company maintains an allowance for Risk Sharing loan losses on its FFELP loan portfolio. The level of Risk Sharing has varied over the past few years with legislative changes. As of September 30, 2009, 55 percent of the on-balance sheet FFELP loan portfolio was subject to three-percent Risk Sharing, 44 percent was subject to two-percent Risk Sharing and the remaining 1 percent was not subject to any Risk Sharing.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

FFELP Loan Delinquencies

The table below shows the Company’s FFELP loan delinquency trends as of September 30, 2009, December 31, 2008 and September 30, 2008.

	FFELP Loan Delinquencies
	September 30, 2009		December 31, 2008		September 30, 2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$50,795		$39,270		$40,056
Loans in forbearance(2)	13,459		12,483		12,035
Loans in repayment and percentage of each status:
Loans current	57,934	83.0%	58,811	83.8%	56,874	84.8%
Loans delinquent 31-60 days(3)	4,225	6.0	4,044	5.8	3,707	5.5
Loans delinquent 61-90 days(3)	2,041	2.9	2,064	2.9	1,683	2.5
Loans delinquent greater than 90 days(3)	5,633	8.1	5,255	7.5	4,810	7.2

Total FFELP loans in repayment	69,833	100%	70,174	100%	67,074	100%

Total FFELP loans, gross	134,087		121,927		119,165
FFELP loan unamortized premium	2,419		2,431		2,449

Total FFELP loans	136,506		124,358		121,614
FFELP loan allowance for losses	(156)		(138)		(123)

FFELP loans, net	$136,350		$124,220		$121,491

Percentage of FFELP loans in repayment		52.1%		57.6%		56.3%

Delinquencies as a percentage of FFELP loans in repayment		17.0%		16.2%		15.2%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.2%		15.1%		15.2%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments

A summary of investments and restricted investments as of September 30, 2009 and December 31, 2008 follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury securities and other U.S. government agency obligations	$7,029	$8	$—	$7,037
Other securities:
Asset-backed securities	113,096	689	(56)	113,729
Commercial paper and asset-backed commercial paper	849,985	—	—	849,985
Municipal bonds	10,298	2,255	—	12,553
Other	1,547	—	(182)	1,365

Total investment securities available-for-sale	$981,955	$2,952	$(238)	$984,669

Restricted Investments
Available-for sale
U.S. Treasury securities and other U.S. government agency obligations	$27,366	$2	$—	$27,368
Guaranteed investment contracts	34,619	—	—	34,619

Total restricted investments available-for-sale	$61,985	$2	$—	$61,987

Held-to-maturity
Guaranteed investment contracts	$3,963	$—	$—	$3,963
Other	215	—	—	215

Total restricted investments held-to-maturity	$4,178	$—	$—	$4,178

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
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

In addition to the restricted investments detailed above, at September 30, 2009 and December 31, 2008, the Company had restricted cash of $5.7 billion and $3.5 billion, respectively.

As of September 30, 2009 and December 31, 2008, $2 million and $(2) million, respectively, of the net unrealized gain (loss) (after tax) related to available-for-sale investments was included in accumulated other comprehensive income. As of September 30, 2009 and December 31, 2008, $54 million ($28 million of this is in restricted cash and investments on the balance sheet) and $26 million (none of which is in restricted cash and investments on the balance sheet), respectively, of available-for-sale investment securities were pledged as collateral.

There were no sales of investments during the three-months ended September 30, 2009. In the nine months ended September 30, 2009, the Company sold available-for-sale securities with a fair value of $100 million, resulting in no realized gain or loss. There were no sales of securities in the three and nine months ended September 30, 2008. The cost basis for these securities was determined through specific identification of the securities sold.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments (Continued)

As of September 30, 2009, the stated maturities for the investments (including restricted investments) are shown in the following table:

	September 30, 2009
	Held-to-	Available-for-
	Maturity	Sale(1)	Other

Year of Maturity
2009	$—	$885,755	$779,144
2010	215	—	6,872
2011	—	—	5,125
2012	—	—	—
2013	—	838	—
2014-2018	—	12,553	30,607
After 2018	3,963	147,510	28,393

Total	$4,178	$1,046,656	$850,141

(1)	Available-for-sale securities are stated at fair value.

At September 30, 2009 and December 31, 2008, the Company also had other investments of $850 million and $180 million, respectively. At September 30, 2009, other investments included a $737 million receivable for cash collateral posted to derivative counterparties. Other investments also included leveraged leases which at September 30, 2009 and December 31, 2008, totaled $66 million and $76 million, respectively, that are general obligations of American Airlines and Federal Express Corporation. At September 30, 2009 and December 31, 2008, other investments also included the Company’s remaining investment in The Reserve Primary Fund totaling $42 million and $97 million, respectively.

4.	Goodwill and Acquired Intangible Assets

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as or one level below an operating segment. The following table summarizes the Company’s allocation of goodwill to its reporting units.

	As of
	September 30,
(Dollars in millions)	2009	2008

Lending	$388	$388
Asset Performance Group	401	401
Guarantor services	62	62
Upromise	140	140

Total	$991	$991

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
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

On February 26, 2009, the Obama Administration (the “Administration”) issued its 2010 budget request to Congress, which included provisions that could significantly impact the FFELP. In light of the potential implications of the Administration’s 2010 budget proposal to the Company’s business model, as well as continued uncertainty in the economy, the tight credit markets and the Company’s decline in market capitalization during the first quarter of 2009, the Company assessed goodwill impairment as of March 31, 2009. This assessment resulted in estimated fair values of the Company’s reporting units in excess of their carrying values. Accordingly, no goodwill impairment was recorded in the first quarter.

On September 17, 2009, the House of Representatives passed H.R. 3221, The Student Aid and Fiscal Responsibility Act (“SAFRA”), which was consistent with the Administration’s 2010 budget request to Congress. SAFRA would eliminate the FFELP and require that, after July 1, 2010, all new federal student loans be made through the Direct Student Loan Program. The Senate has yet to take up the legislation. In addition to reform included in the House-passed legislation, there are several other reforms that may be considered as the legislation moves forward. These include a possible extension of The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”), which expires on July 1, 2010, and the Student Loan Community Proposal, an alternative student loan proposal endorsed by a cross-section of FFELP service providers (including Sallie Mae).

During the third quarter, no new unfavorable events or changes in circumstances occurred to warrant an impairment assessment as of September 30, 2009, as SAFRA was consistent with the Administration’s 2010 budget request which was submitted to Congress in the first quarter of 2009. Nevertheless, in light of ongoing uncertainties associated with the Administration’s proposed budget and the economic conditions described above, the Company continues to monitor the fair value of goodwill for each of its reporting units on a quarterly basis. Based on the Company’s assessment that there have been no change in circumstances associated with any of its reporting units during the third quarter and based on its aforementioned monitoring process, the Company concluded that goodwill was not impaired as of September 30, 2009.

However, the Company notes that due to the uncertainties surrounding the ongoing legislative process, there is potential that some of its goodwill and intangible assets may be impaired, based on the final form of legislation, if any.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets include the following:

	Average	As of September 30, 2009
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$332	$(199)	$133
Software and technology	7 years	98	(88)	10
Non-compete agreements	2 years	11	(11)	—

Total		441	(298)	143
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	91	—	91

Total acquired intangible assets		$532	$(298)	$234

	Average	As of December 31, 2008
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$332	$(173)	$159
Software and technology	7 years	93	(85)	8
Non-compete agreements	2 years	11	(10)	1

Total		436	(268)	168
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	91	—	91

Total acquired intangible assets		$527	$(268)	$259

The Company recorded amortization of acquired intangible assets totaling $10 million and $14 million for the three months ended September 30, 2009 and 2008, respectively, and $29 million and $44 million for the nine months ended September 30, 2009 and 2008, respectively. In the third quarter of 2008, the Company decided to wind down its purchased paper businesses. As a result, in the third quarter of 2008, the Company recorded an aggregate amount of $36 million of impairment of acquired intangible assets, of which $28 million related to the impairment of two trade names and $8 million related to certain banking customer relationships. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings

The following table summarizes the Company’s borrowings as of September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings	$4,330	$24,869	$29,199	$6,794	$31,182	$37,976
Unsecured term bank deposits	762	5,129	5,891	1,148	1,108	2,256
ED Participation Program facility	22,864	—	22,864	7,365	—	7,365
ED Conduit Program facility	14,190	—	14,190	—	—	—
2008 Asset-Backed Financing Facilities	9,434	—	9,434	24,768	—	24,768
On-balance sheet securitizations	—	88,961	88,961	—	80,601	80,601
Indentured trusts	66	1,629	1,695	31	1,972	2,003
Other	1,732	—	1,732	1,827	—	1,827

Total before fair value adjustments	53,378	120,588	173,966	41,933	114,863	156,796
ASC 815 fair value adjustments	28	4,060	4,088	—	3,362	3,362

Total	$53,406	$124,648	$178,054	$41,933	$118,225	$160,158

As of September 30, 2009, the Company had $3.5 billion in unsecured revolving credit facilities which provide liquidity support for general corporate purposes. The Company has never drawn on these facilities. These facilities include a $1.9 billion revolving credit facility maturing in October 2010 and a $1.6 billion revolving credit facility maturing in October 2011. These figures do not include a $215 million commitment from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, a subsidiary of Lehman Brothers Holdings Inc, which declared bankruptcy on September 15, 2008. The Company is operating under the assumption that the lending commitment of Aurora Bank, FSB, will not be honored if drawn upon. While the Company continues to explore various options, it does not anticipate replacing its commitment from Aurora Bank, FSB.

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

The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.1 billion as of September 30, 2009. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended September 30, 2009. Failure to meet these covenants would result in the facilities being withdrawn. In the past, the Company has not relied upon its unsecured revolving credit facilities as a primary source of liquidity. Although the Company has never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

Secured Borrowings

Variable Interest Entities (“VIEs”) are required to be consolidated by their primary beneficiaries. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities that have a significant impact on the success of the entity, the obligation to absorb the expected losses of an entity, and the rights to receive the expected residual returns of the entity.

The Company currently consolidates a number of financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. The process of identifying the primary beneficiary involves identifying all other parties that hold variable interests in the entity and determining which of the parties, including the Company, has the responsibility to absorb the majority of the entity’s expected losses or the rights to its expected residual returns. The Company is the primary beneficiary of and currently consolidates the following financing VIEs as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$22,864	$—	$22,864	$23,226	$206	$371	$23,803
ED Conduit Program facility	14,190	—	14,190	14,396	438	423	15,257
2008 Asset-Backed Financing Facilities(1)	9,434	—	9,434	10,819	233	90	11,142
On-balance sheet securitizations	—	88,961	88,961	92,274	3,588	3,425	99,287
Indentured trusts	66	1,629	1,695	2,177	193	26	2,396

	46,554	90,590	137,144	142,892	4,658	4,335	151,885
ASC 815 fair value adjustment	—	1,632	1,632	—	—	—	—

Total	$46,554	$92,222	$138,776	$142,892	$4,658	$4,335	$151,885

(1)	Includes $253 million of assets within the facility that can be released to the Company.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

	December 31, 2008
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$7,365	$—	$7,365	$7,733	$88	$85	$7,906
2008 Asset-Backed Financing Facilities	24,768	—	24,768	31,953	462	816	33,231
On-balance sheet securitizations	—	80,601	80,601	81,547	2,632	999	85,178
Indentured trusts	31	1,972	2,003	2,199	236	40	2,475

	32,164	82,573	114,737	123,432	3,418	1,940	128,790
ASC 815 fair value adjustment	—	872	872	—	—	—	—

Total	$32,164	$83,445	$115,609	$123,432	$3,418	$1,940	$128,790

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP student loan ABCP conduit facility (the “2008 FFELP ABCP Facility”); (ii) a $5.9 billion Private Education Loan ABCP conduit facility (the “2008 Private Education Loan ABCP Facility”) (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities was 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities was approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding upfront and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varies based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized upfront fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable ABCP facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset-Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market.

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

On April 24, 2009, the Company extended the maturity of $21.8 billion of the 2008 FFELP ABCP Facility for one year to April 23, 2010. The Company also extended its 2008 Asset-Backed Loan Facility in the amount of $1.5 billion. The extended 2008 Asset-Backed Loan Facility matured on June 26, 2009 and was paid in full. A

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

total of $86 million in fees were paid related to these extensions. The 2008 Private Education Loan ABCP Facility was paid off and terminated on April 24, 2009. The stated borrowing rate of the 2008 FFELP ABCP Facility is the applicable funding rate plus 130 basis points excluding upfront fees. The applicable funding rate generally will be either a LIBOR or commercial paper rate. The terms of the 2008 FFELP ABCP Facility call for an increase in the applicable funding spread to 300 basis points if the outstanding borrowing amount was not reduced to $15.2 billion and $10.9 billion as of June 30, 2009 and September 30, 2009, respectively. The outstanding borrowings were reduced to $12.5 billion and $9.4 billion on June 30, 2009 and September 30, 2009, respectively. If the Company does not negotiate an extension or pay off all outstanding amounts of the 2008 FFELP ABCP Facility at maturity, the facility will extend by 90 days with the interest rate generally increasing from LIBOR plus 250 basis points to 550 basis points over the 90 day period. The other terms of the facilities remained materially unchanged.

The maximum amount the Company may borrow under the 2008 FFELP ABCP Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of September 30, 2009, the maximum borrowing amount was approximately $10.5 billion. Funding under the 2008 FFELP ABCP Facility is subject to usual and customary conditions. The 2008 FFELP ABCP Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

Borrowings under the 2008 FFELP ABCP Facility are nonrecourse to the Company. As of September 30, 2009, the Company had $9.4 billion outstanding in connection with the 2008 FFELP ABCP Facility. The book basis of the assets securing this facility as of September 30, 2009 was $10.9 billion.

The Department of Education (“ED”) Funding Programs

In August 2008, ED implemented the Loan Purchase Commitment Program (“Purchase Program”) and the Loan Purchase Participation Program (“Participation Program”) pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Under the terms of the Participation Program, on September 30, 2010, AY 2009-2010 loans funded under the Participation Program must be either repurchased by the Company or sold to ED pursuant to the Participation Program, which has identical economics to the Purchase Program. Loans eligible for the Participation or Purchase Programs were originally limited to FFELP Stafford or PLUS, first disbursed on or after May 1, 2008 but no later than July 1, 2009, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. On October 7, 2008, legislation was enacted extending ED’s authority to finance and purchase FFELP Stafford and PLUS loans made for AY’s 2009-2010, and allowing for the extension of ED’s Purchase and Participation Programs from September 30, 2009 to September 30, 2010. On November 8, 2008, ED formally announced new purchase and participation programs which cover eligible loans originated for the AY 2009-2010. On January 15, 2009, ED announced that the terms of the programs for AY 2009-2010 will replicate in all material respects the terms of the programs for AY 2008-2009. The Company applied for these AY 2009-2010 funding programs in June 2009 and its participation was approved on July 31, 2009.

On August 14, 2008, the Company received its initial advance under the Participation Program. As of September 30, 2009, the Company had $22.9 billion of advances outstanding under the Participation Program. Through October 15, 2009, the Company has sold to ED approximately $18.5 billion face amount of loans as

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

part of the Purchase Program (approximately $840 million face amount was sold in the third quarter of 2009). Outstanding debt of $18.5 billion has been paid down related to the Participation Program in connection with these loan sales.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements including with respect to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and will accept eligible loans through July 1, 2010. The ED Conduit Program has a term of five years and will expire on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. The Student Loan Short-Term Notes (“SLST Notes”), issued by the ED Conduit, are supported by a combination of i) Funding Notes backed by FFELP student loans, ii) the Liquidity Agreement with the Federal Financing Bank (“FFB”), and iii) the Put Agreement provided by ED. If the conduit does not have sufficient funds to pay all SLST Notes, then those SLST Notes will be repaid with funds from the FFB. The FFB will hold the notes for a short period of time and, if at the end of that time, the SLST Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through the Put Agreement at a price of 97 percent of the face amount of the loans. As of September 30, 2009, approximately $14.1 billion face amount of the Company’s Stafford and PLUS loans were funded through the ED Conduit Program with a weighted average issuance cost of approximately 0.87 percent. As of September 30, 2009, there are approximately $1.1 billion face amount of additional FFELP Stafford and PLUS loans (excluding loans currently in the Participation Program) that can be funded through the ED Conduit Program.

Term Asset-Backed Securities Loan Facility (“TALF”)

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business ABS at lower interest rate spreads. TALF was initiated on March 17, 2009 and currently provides investors who purchase eligible ABS with funding of up to five years. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and private student loans first disbursed since May 1, 2007. As of September 30, 2009, the Company had approximately $10.6 billion book basis of student loans (including $7.3 billion book basis of Private Education Loans and $3.3 billion book basis of Consolidation Loans) eligible to serve as collateral for ABS funded under TALF; this amount does not include loans eligible for ECASLA financing programs. For student loan collateral, TALF is scheduled to expire on March 31, 2010.

On May 5, 2009, the Company priced a $2.6 billion Private Education Loan securitization which closed on May 12, 2009. The issue bears a coupon of 1-month LIBOR plus 6.0 percent and is callable at the issuer’s option at 93 percent of the outstanding balance of the ABS between November 15, 2011 and April 16, 2012. If the issue is called on November 15, 2011, which the Company believes is probable; the effective cost of the financing will be approximately 1-month LIBOR plus 3.7 percent. This transaction was TALF-eligible.

On July 2, 2009, the Company priced a $1.1 billion Private Education Loan securitization which closed on July 14, 2009. The issue bears a coupon of Prime plus 1.25 percent and is callable at the issuer’s option at 94 percent of the outstanding balance of the ABS between January 16, 2012 and June 15, 2012. If the issue is

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

called on January 16, 2012, which the Company believes is probable; the effective cost of the financing will be approximately Prime minus 0.71 percent. This transaction was TALF-eligible.

On August 5, 2009, the Company priced a $1.7 billion Private Education Loan securitization which closed on August 13, 2009. The issue bears a coupon of Prime plus 0.25 percent and is callable at the issuer’s option at 94 percent of the outstanding balance of the ABS between August 15, 2013 and July 15, 2014. If the issue is called on August 15, 2013, which the Company believes is probable; the effective cost of the financing will be approximately Prime minus 0.55 percent. This transaction was TALF-eligible.

These securitizations are accounted for as secured borrowings. The Company has concluded that it is probable it will call these bonds at the call date at the respective discount. Probability is based on the Company’s assessment of whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, the Company is accreting this call discount as a reduction to interest expense through the call date. If it becomes less than probable the Company will call these bonds at a future date it will result in the Company reversing this prior accretion as a cumulative catch up. The Company has accreted approximately $33 million as a reduction of interest expense through September 30, 2009.

Consolidation of Off-Balance Sheet Securitizations

In the second quarter of 2009, three of the Company’s off-balance sheet securitization trusts were re-evaluated and it was determined that they no longer met the criteria to be considered QSPEs. These trusts were then evaluated as VIEs and it was determined that they should be consolidated and accounted for as secured borrowings as the Company is the primary beneficiary. These trusts had reached their 10 percent clean-up call levels but the call was not exercised by the Company. Because the Company can now exercise that option at its discretion going forward, the Company effectively controls the assets of the trusts. This resulted in the Company consolidating at fair value $454 million in assets and $432 million in liabilities related to these trusts. This resulted in an $11 million gain being recognized during the second quarter of 2009.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

Securitization Activity

The following table summarizes the Company’s securitization activity for the three and nine months ended September 30, 2009 and 2008. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended September 30,
	2009				2008
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS Loans(1)	—	—			3	6,721
FFELP Consolidation Loans(1)	—	—			—	—
Private Education Loans(1)	2	3,766			—	—

Total securitizations — financings	2	3,766			3	6,721

Total securitizations	2	$3,766			3	$6,721

	Nine Months Ended September 30,
	2009				2008
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS Loans(1)	—	—			9	18,546
FFELP Consolidation Loans(1)	2	4,524			—	—
Private Education Loans(1)	4	10,184			—	—

Total securitizations — financings	6	14,708			9	18,546

Total securitizations	6	$14,708			9	$18,546

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008

Net proceeds from new securitizations completed during the period	$—	$—	$—	$—
Cash distributions from trusts related to Residual Interests	100	237	368	753
Servicing fees received(1)	55	61	171	187
Purchases of previously transferred financial assets for representation and warranty violations	(1)	(2)	(6)	(15)
Reimbursements of borrower benefits(2)	(9)	(7)	(26)	(21)
Purchases of delinquent Private Education Loans from securitization trusts using delinquent loan call option	—	(51)	—	(152)
Purchases of loans using clean-up call option	—	584	—	697

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

(2)	Under the terms of the securitizations, the transaction documents require that the Company reimburse the trusts for any borrower benefits afforded the borrowers of the underlying securitized loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests	$254	$858	$726	$1,838
Underlying securitized loan balance	5,810	14,551	13,079	33,440
Weighted average life	3.2 yrs.	9.1 yrs.	6.3 yrs.
Prepayment speed (annual rate)(2)
Interim status	0%	N/A	0%
Repayment status	0-14%	2-4%	2-15%
Life of loan — repayment status	9%	3%	6%
Expected remaining credit losses (% of outstanding student loan principal)(3)(4)	.10%	.25%	5.57%
Residual cash flows discount rate	10.6%	12.1%	32.0%

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(2)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(3)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

(1)	Includes $641 million and $762 million related to the fair value of the Embedded Floor Income as of September 30, 2009 and December 31, 2008, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(3)	Remaining expected credit losses as of the respective balance sheet date.

(4)	For Private Education Loan trusts, estimated defaults from settlement to maturity are 11.6 percent and 9.1 percent at September 30, 2009 and December 31, 2008, respectively. These estimated defaults do not include recoveries related to defaults but do include prior purchases of loans at par by the Company when loans reached 180 days delinquent (prior to default) under a contingent call option. Although these loan purchases do not result in a realized loss to the trust, the Company has included them here. Not including these purchases in the disclosure would result in estimated defaults of 8.7 percent and 6.1 percent at September 30, 2009 and December 31, 2008, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

The Company recorded net unrealized mark-to-market gains/(losses) in “servicing and securitization revenue (loss)” of $13 million and $(81) million for the three months ended September 30, 2009 and 2008, respectively, and $(338) million and $(361) million in the nine months ended September 30, 2009 and 2008, respectively, related to the Residual Interests.

The tables above disclose the assumptions that are used to value the Residual Interests. As of September 30, 2009, the Company changed the following significant assumptions compared to those used as of June 30, 2009, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions on FFELP Stafford and Consolidation Loans were decreased. This change reflects the significant decrease in prepayment activity experienced since 2008. This decrease in prepayment activity, which the Company expects will continue into the foreseeable future, was primarily due to a reduction in third-party consolidation activity as a result of the CCRAA and the current U.S. economic and credit environment.

•	The discount rate assumption related to FFELP Residual Interests decreased by 75 basis points. The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate, for the purpose of arriving at a discount rate in light of the current economic and credit uncertainty that exists in the market as of September 30, 2009. The Company reduced the risk premium to reflect improved conditions in the credit markets. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions.

The following table reflects the sensitivity of the current fair value of the Residual Interests to adverse changes in the key economic assumptions used in the valuation of the Residual Interest at September 30, 2009, discussed in detail in the preceding table. The effect of a variation in a particular assumption on the fair value of the Residual Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical, as the actual results could be materially different than these estimates.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

	As of September 30, 2009
	FFELP	FFELP
	Stafford/PLUS	Consolidation	Private Education
(Dollars in millions)	Loan Trusts(5)	Loan Trusts(5)	Loan Trusts(5)

Fair value of Residual Interest	$254	$858 (1)	$726
Weighted-average life	3.2 yrs.	9.1 yrs.	6.3 yrs.
Prepayment speed assumptions(2)
Interim status	0%	N/A	0%
Repayment status	0-14%	2-4%	2-15%
Life of loan — repayment status	9%	3%	6%
Impact on fair value of 5% absolute increase	$(29)	$(104)	$(107)
Impact on fair value of 10% absolute increase	$(51)	$(184)	$(193)
Expected credit losses (as a % of student loan principal)	.10%	.25%	5.57	%(3)
Impact on fair value of 5% absolute increase in default rate	$(5)	$(9)	$(165)
Impact on fair value of 10% absolute increase in default rate	$(10)	$(17)	$(326)
Residual cash flows discount rate	10.6%	12.1%	32.0%
Impact on fair value of 5% absolute increase	$(30)	$(144)	$(92)
Impact on fair value of 10% absolute increase	$(54)	$(247)	$(165)

	3 month LIBOR forward curve at September 30, 2009 plus contracted spreads
Difference between Asset and Funding underlying indices(4)
Impact on fair value of 0.25% absolute increase in funding index compared to asset index	$(43)	$(177)	$(2)
Impact on fair value of 0.50% absolute increase in funding index compared to asset index	$(86)	$(354)	$(4)

(1)	Certain consolidation trusts have $3.3 billion of non-U.S. dollar (Euro denominated) bonds outstanding. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with certain counterparties. Additionally, certain Private Education Loan trusts contain interest rate swaps that hedge the basis and reset risk between the Prime indexed assets and LIBOR index notes. As of September 30, 2009, these swaps are in a $959 million gain position (in the aggregate) and the trusts had $633 million of exposure to counterparties (gain position less collateral posted) primarily as a result of the decline in the exchange rates between the U.S. dollar and the Euro. This unrealized market value gain is not part of the fair value of the Residual Interest in the table above. Not all derivatives within the trusts require the swap counterparties to post collateral to the respective trust for changes in market value, unless the trust’s swap counterparty’s credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Ultimately, the Company’s exposure related to a swap counterparty failing to make its payments is limited to the fair value of the related trust’s Residual Interest which was $1.3 billion as of September 30, 2009.

(2)	See previous table for details on CPR. Impact on fair value due to increase in prepayment speeds only increases the repayment status speeds. Interim status CPR remains 0%.

(3)	Expected credit losses are used to project future cash flows related to the Private Education Loan securitization’s Residual Interest. However, until the fourth quarter of 2008 when it ceased this activity for all trusts settling prior to September 30, 2005, the Company purchased loans at par when the loans reached 180 days delinquent prior to default under a contingent call option, resulting in no credit losses at the trust nor related to the Company’s Residual Interest. When the Company exercised its contingent call option and purchased the loans from the trust at par, the Company recorded a loss related to these loans that are now on the Company’s balance sheet. The Company recorded losses of $44 million and $124 million, respectively, for the three and nine months ended September 30, 2008, and did not record any losses for the three and nine months ended September 30, 2009, related to this activity. For all trusts settling after October 1, 2005, the Company does not hold this contingent call option.

(4)	Student loan assets are primarily indexed to a Treasury bill, commercial paper or a prime index. Funding within the trust is primarily indexed to a LIBOR index. Sensitivity analysis increases funding indices as indicated while keeping assets underlying indices fixed.

(5)	In addition to the assumptions in the table above, the Company also projects the reduction in distributions that will result from the various benefit programs that exist related to consecutive on-time payments by borrowers. Related to the entire $1.8 billion Residual Interest, there are $223 million (present value) of benefits projected which reduce the fair value.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of September 30, 2009 and 2008.

	Off-Balance Sheet Private Education Loan Delinquencies
	September 30, 2009		September 30, 2008
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,148		$4,259
Loans in forbearance(2)	474		1,159
Loans in repayment and percentage of each status:
Loans current	8,516	90.0%	7,733	93.9%
Loans delinquent 31-60 days(3)	312	3.3	217	2.6
Loans delinquent 61-90 days(3)	161	1.7	103	1.3
Loans delinquent greater than 90 days(3)	469	5.0	177	2.2

Total off-balance sheet Private Education Loans in repayment	9,458	100%	8,230	100%

Total off-balance sheet Private Education Loans, gross	$13,080		$13,648

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes charge-off activity for Private Education Loans in the off-balance sheet trusts for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008

Charge-offs	$150	$36	$329	$109
Charge-offs as a percentage of average loans in repayment (annualized)	6.2%	1.8%	4.6%	1.9%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	5.9%	1.5%	4.3%	1.6%
Ending off-balance sheet total Private Education Loans(1)	$13,280	$13,721	$13,280	$13,721
Average off-balance sheet Private Education Loans in repayment	$9,585	$8,103	$9,543	$7,794
Ending off-balance sheet Private Education Loans in repayment	$9,458	$8,230	$9,458	$8,230

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans (see Note 2, “Allowance for Loan Losses”).

7.	Derivative Financial Instruments

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

2008 Form 10-K, Note 9, “Derivative Financial Instruments,” to the consolidated financial statements.) The accounting of the Company’s derivatives requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company’s derivative instruments are classified and accounted for by the Company as fair value hedges, cash flow hedges or trading activities.

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

Trading Activities

When instruments do not qualify as hedges, they are accounted for as trading where all changes in fair value of the derivatives are recorded through earnings. In general, derivative instruments included in trading activities include Floor Income Contracts, basis swaps and various other derivatives that do not qualify for hedge accounting under ASC 815.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2009 and December 31, 2008, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2009 and 2008.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(Dollars in millions)	Exposure	2009	2008	2009	2008	2009	2008	2009	2008

Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$930	$1,529	$114	$323	$1,044	$1,852
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	3,377	2,743	55	13	3,432	2,756

Total derivative assets(3)		—	—	4,307	4,272	169	336	4,476	4,608
Derivative Liabilities
Interest rate swaps	Interest rate	(90)	(146)	—	—	(605)	(332)	(695)	(478)
Floor/Cap contracts	Interest rate	—	—	—	—	(1,390)	(1,466)	(1,390)	(1,466)
Futures	Interest rate	—	—	—	—	(2)	(3)	(2)	(3)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(275)	(640)	(1)	—	(276)	(640)
Other(2)	Interest rate	—	—	—	—	(26)	—	(26)	—

Total derivative liabilities(3)		(90)	(146)	(275)	(640)	(2,024)	(1,801)	(2,389)	(2,587)

Net total derivatives		$(90)	$(146)	$4,032	$3,632	$(1,855)	$(1,465)	$2,087	$2,021

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of the embedded derivatives in asset-backed financings. The embedded derivatives are required to be accounted for as derivatives.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008

Gross position	$4,476	$4,608	$(2,389)	$(2,587)
Impact of master netting agreements	(1,197)	(1,594)	1,197	1,594

Derivative values with impact of master netting agreements	$3,279	$3,014	$(1,192)	$(993)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(Dollars in billions)	2009	2008	2009	2008	2009	2008	2009	2008

Notional Values
Interest rate swaps	$1.7	$4.8	$10.4	$13.4	$156.0	$159.3	$168.1	$177.5
Floor/Cap contracts	—	—	—	—	47.2	32.4	47.2	32.4
Futures	—	—	—	—	.2	.2	.2	.2
Cross currency interest rate swaps	—	—	20.6	23.1	.3	.1	20.9	23.2
Other(1)	—	—	—	—	7.9	.7	7.9	.7

Total derivatives	$1.7	$4.8	$31.0	$36.5	$211.6	$192.7	$244.3	$234.0

(1)	“Other” includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as well as embedded derivatives in the total return swap discussed in footnote 2 to the table above.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended September 30,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008

Fair Value Hedges
Interest rate swaps	$121	$136	$111	$53	$(132)	$(138)	$100	$51
Cross currency interest rate swaps	813	(2,715)	124	(3)	(807)	2,759	130	41

Total fair value derivatives	934	(2,579)	235	50	(939)	2,621	230	92
Cash Flow Hedges
Interest rate swaps	—	—	(38)	(10)	—	—	(38)	(10)

Total cash flow derivatives	—	—	(38)	(10)	—	—	(38)	(10)
Trading
Interest rate swaps	91	(211)	70	24	—	—	161	(187)
Floor/Cap contracts	(80)	(33)	(189)	(75)	—	—	(269)	(108)
Futures	—	—	—	—	—	—	—	—
Cross currency interest rate swaps	18	12	2	(1)	—	—	20	11
Other	(18)	—	(1)	—	—	—	(19)	—

Total trading derivatives	11	(232)	(118)	(52)	—	—	(107)	(284)

Total	945	(2,811)	79	(12)	(939)	2,621	85	(202)
Less: realized gains (losses) recorded in interest expense	—	—	197	40	—	—	197	40

Gains (losses) on derivative and hedging activities, net	$945	$(2,811)	$(118)	$(52)	$(939)	$2,621	$(112)	$(242)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Nine Months Ended September 30,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008

Fair Value Hedges
Interest rate swaps	$(549)	$176	$287	$102	$583	$(182)	$321	$96
Cross currency interest rate swaps	1,054	(1,218)	320	73	(1,308)	1,365	66	220

Total fair value derivatives	505	(1,042)	607	175	(725)	1,183	387	316
Cash Flow Hedges
Interest rate swaps	—	—	(77)	(30)	—	—	(77)	(30)

Total cash flow derivatives	—	—	(77)	(30)	—	—	(77)	(30)
Trading
Interest rate swaps	(511)	(513)	418	362	—	—	(93)	(151)
Floor/Cap contracts	323	240	(500)	(390)	—	—	(177)	(150)
Futures	1	(2)	(1)	3	—	—	—	1
Cross currency interest rate swaps	(15)	8	3	(2)	—	—	(12)	6
Other	(69)	—	2	—	—	—	(67)	—

Total trading derivatives	(271)	(267)	(78)	(27)	—	—	(349)	(294)

Total	234	(1,309)	452	118	(725)	1,183	(39)	(8)
Less: realized gains (losses) recorded in interest expense	—	—	530	145	—	—	530	145

Gains (losses) on derivative and hedging activities, net	$234	$(1,309)	$(78)	$(27)	$(725)	$1,183	$(569)	$(153)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Interest Rate Swaps
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008

Total gains (losses) on cash flow hedges	$(21)	$(17)	$(20)	$13
Realized (gains) losses reclassified to interest expense(1)(2)(3)	24	7	49	19
Hedge ineffectiveness reclassified to earnings(1)(4)	—	—	—	—

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$3	$(10)	$29	$32

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	The Company expects to reclassify $10.9 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged at September 30, 2009 and December 31, 2008 related to derivative exposures between the Company and its derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2009	December 31, 2008

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,511	$1,624
Securities at fair value — corporate derivatives (not recorded in financial statements)(2)	265	689
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	792	688

Total collateral held	$2,568	$3,001

Derivative asset at fair value including accrued interest	$3,704	$3,741

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$737	$—
Securities at fair value (recorded in investments)(4)	26	26
Securities at fair value (recorded in restricted investments)(5)	28	—
Securities at fair value re-pledged (not recorded in financial statements)(5)(6)	—	191

Total collateral pledged	$791	$217

Derivative liability at fair value including accrued interest and premium receivable	$856	$677

(1)	At September 30, 2009 and December 31, 2008, $903 million and $0 million, respectively, was held in restricted cash accounts.

(2)	Effective with the downgrade in the Company’s unsecured credit ratings on May 13, 2009, the Company does not have the ability to sell or re-pledge securities it holds as collateral.

(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

(4)	Counterparty does not have the right to sell or re-pledge securities.

(5)	Counterparty has the right to sell or re-pledge securities.

(6)	Represents securities the Company holds as collateral that have been pledged to other counterparties.

Additionally, as of September 30, 2009 and December 31, 2008, $424 million and $340 million, respectively, in collateral related to off-balance sheet trust derivatives were held by these off-balance sheet trusts. Collateral posted by third parties to the off-balance sheet trusts cannot be sold or re-pledged by the trusts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Other Assets

The following table provides detail on the Company’s other assets at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Accrued interest receivable	$3,234,017	29%	$3,466,404	31%
Derivatives at fair value	3,279,255	29	3,013,644	27
Income tax asset	1,929,868	17	1,661,039	15
APG purchased paper receivables and real estate owned	749,858	7	1,222,345	11
Benefit and insurance-related investments	479,517	4	472,899	4
Fixed assets, net	312,401	3	313,059	3
Accounts receivable — general	852,530	8	712,854	6
Other	461,560	3	278,533	3

Total	$11,299,006	100%	$11,140,777	100%

The “Derivatives at fair value” line in the above table includes the fair value of the Company’s derivatives in a gain position by counterparty exclusive of accrued interest and collateral. At September 30, 2009 and December 31, 2008, these balances included cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of September 30, 2009 and December 31, 2008, the cumulative mark-to-market adjustment to the hedged debt was $(4.0) billion and $(3.4) billion, respectively.

9.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases and issuances for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in millions)	2009	2008	2009	2008

Common shares repurchased:
Benefit plans(1)	.1	.5	.2	1.0

Total shares repurchased	.1	.5	.2	1.0

Average purchase price per share	$17.81	$28.20	$22.91	$24.60

Common shares issued	7.0	.4	7.4	1.9

Authority remaining at end of period for repurchases	38.8	38.8	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on September 30, 2009 was $8.72.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Stockholders’ Equity (Continued)

During the third quarter of 2009, the Company converted approximately $137 million of its Series C Preferred Stock to common stock. As part of this conversion, the Company delivered to the holders of the preferred stock: (1) approximately 7 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in a loss recorded in preferred stock dividends for the period of approximately $20 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive income (loss) as of September 30, 2009, December 31, 2008 and September 30, 2008.

	September 30,	December 31,	September 30,
	2009	2008	2008

Net unrealized gains (losses) on investments(1)	$2,446	$(1,243)	$17,918
Net unrealized gains (losses) on derivatives(2)	(64,625)	(93,986)	9,358
Defined benefit pension plans:
Net prior service cost	—	—	—
Net gain	18,036	18,753	19,411

Total defined benefit pension plans(3)	18,036	18,753	19,411

Total accumulated other comprehensive income (loss)	$(44,143)	$(76,476)	$46,687

(1)	Net of tax expense of $1,358 as of September 30, 2009, tax benefit of $750 as of December 31, 2008, and tax expense of $10,100 as of September 30, 2008.

(2)	Net of tax benefit of $37,195, and $53,419 as of September 30, 2009 and December 31, 2008, respectively, and tax expense of $5,319 as of September 30, 2008.

(3)	Net of tax expense of $10,661, $10,967 and $11,347 as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Net income (loss) attributable to common stock	$116,483	$(186,015)	$(79,818)	$(80,499)
Adjusted for dividends of convertible preferred stock series C(1)	—	—	—	—

Net income (loss) attributable to common stock, adjusted	$116,483	$(186,015)	$(79,818)	$(80,499)

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	470,280	466,646	467,960	466,625
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C(1)	—	—	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(2)	778	—	—	—

Dilutive potential common shares(3)	778	—	—	—

Weighted average shares used to compute diluted EPS	471,058	466,646	467,960	466,625

Net earnings (loss) per share:
Basic earnings (loss) per common share	$.25	$(.40)	$(.17)	$(.17)
Dilutive effect of convertible preferred stock series C(1)	—	—	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(2)	—	—	—	—

Diluted earnings (loss) per common share	$.25	$(.40)	$(.17)	$(.17)

(1)	The Company’s 7.25 percent mandatory convertible preferred stock Series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between approximately 42 million shares and 52 million shares of common stock, depending upon the Company’s stock price at that time. Depending upon the amount of the mandatory convertible preferred stock outstanding as of that date, the actual number of shares of common stock issued may be less. These instruments were anti-dilutive for the three months ended September 30, 2009. These instruments were anti-dilutive for the three and nine months ended September 30, 2008, and the nine months ended September 30, 2009, due to the net losses attributable to common stock for those periods.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(3)	For the three and nine months ended September 30, 2009, stock options covering approximately 43 million shares for each period, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2008, stock options covering approximately 41 million and 38 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gains on debt repurchases	$74,367	$15,911	$463,416	$37,195
Late fees and forbearance fees	38,588	35,528	107,351	106,713
Asset servicing and other transaction fees	27,872	28,026	79,318	79,961
Loan servicing fees	16,677	6,414	35,410	18,682
Foreign currency translation gains (losses), net	(23,164)	(12,989)	10,828	(8,863)
Other	15,666	20,206	44,906	61,669

Total	$150,006	$93,096	$741,229	$295,357

The change in other income over all periods presented is primarily the result of the gains on debt repurchases. The Company began repurchasing its outstanding debt in the second quarter of 2008. The Company repurchased $1.4 billion and $580 million face amount of its senior unsecured notes for the three months ended September 30, 2009 and 2008, respectively, and repurchased $2.7 billion and $1.8 billion face amount of its senior unsecured notes for the nine months ended September 30, 2009 and 2008, respectively. The increase in the gain on debt repurchases between 2009 and 2008 was the result of differences in the characteristics of debt repurchased and larger unsecured credit spreads in 2009. Since the second quarter of 2008, the Company repurchased $4.6 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2014.

12.	Restructuring Activities

In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. The plan focused on conforming the Company’s lending activities to the economic environment, exiting certain customer relationships and product lines, winding down the Company’s debt purchased paper businesses, and significantly reducing its operating expenses. The restructuring plan is essentially completed and the Company’s objectives have been met. During 2008, the Company reduced the run-rate of its operating expenses by 20 percent versus the end of 2007, after adjusting for restructuring costs, growth and other investments. As part of the Company’s cost reduction efforts, restructuring expenses of $4 million were recognized in both the current quarter and prior quarter. Restructuring expenses from the fourth quarter of 2007 through the third quarter of 2009 totaled $119 million. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 2,800 positions, or approximately 25 percent of the workforce. The Company estimates approximately $7 million of additional restructuring expenses associated with its current cost reduction efforts will be incurred. These estimated additional restructuring costs relate primarily to position eliminations and resulting employee terminations, as well as lease termination costs in the Company’s Asset Performance Group (“APG”) business segment.

On September 17, 2009 the House passed the SAFRA which would eliminate FFELP and require that, after July 1, 2010, all new federal loans be made through the Direct Lending program. The Senate has yet to take up the legislation. If this legislation is signed into law, the Company will undertake another significant

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Restructuring Activities (Continued)

restructuring to conform its infrastructure to the elimination of the FFELP and achieve additional expense reduction.

The following table summarizes the restructuring expenses incurred during the quarters ended September 30, 2009 and 2008 and cumulative restructuring expenses incurred through September 30, 2009.

					Cumulative
					Expense as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2009	2008	2009	2008	2009

Severance costs	$3,472	$9,917	$10,429	$59,000	$95,792
Lease and other contract termination costs	(12)	(86)	730	8,983	10,247
Exit and other costs	132	677	1,636	9,943	13,036

Total(1)	$3,592	$10,508	$12,795	$77,926	$119,075

(1)	Aggregate restructuring expenses incurred across the Company’s reportable segments during the three months ended September 30, 2009 and 2008 totaled $2 million and $(.2) million, respectively, in the Company’s Lending reportable segment, $1 million and $4 million, respectively, in the Company’s APG reportable segment, and $1 million and $7 million, respectively, in the Company’s Corporate and Other reportable segment.

As of September 30, 2009 and 2008, severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 2,800 and 2,500 positions, respectively, across all of the Company’s reportable segments, with position eliminations ranging from senior executives to clerical personnel. Lease and other contract termination costs and exit and other costs incurred during the three months ended September 30, 2009 and 2008, respectively, related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2007	$18,329	$—	$—	$18,329
Net accruals	62,858	9,517	11,400	83,775
Cash paid	(66,063)	(6,719)	(11,340)	(84,122)

Balance at December 31, 2008	15,124	2,798	60	17,982
Net accruals	10,429	730	1,636	12,795
Cash paid	(19,870)	(1,388)	(1,696)	(22,954)

Balance at September 30, 2009	$5,683	$2,140	$—	$7,823

13.	Fair Value Measurements

The Company uses estimates of fair value in applying various accounting standards for its financial statements. Under GAAP, fair value measurements are used in one of four ways:

•	In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

•	In the consolidated balance sheet with changes in fair value recorded in the accumulated other comprehensive income section of the consolidated statement of changes in stockholders’ equity;

•	In the consolidated balance sheet for instruments carried at lower of cost or fair value with impairment charges recorded in the consolidated statement of income; and

•	In the notes to the financial statements.

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

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

Student Loans

The Company’s FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale (see the Company’s 2008 Annual Report on Form 10-K, Note 2, “Significant Accounting Policies — Loans,” to the consolidated financial statements for a discussion of the accounting treatment); however, the fair value is disclosed in compliance with GAAP. FFELP loans classified as held-for-sale are those which the Company has the ability and intent to sell under various ED loan purchase programs. In these instances, the FFELP loans are valued using the committed sales price under the programs. For all other FFELP loans and Private Education Loans, fair value was determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of the Company’s FFELP loan portfolio is

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are not observable.

Other Loans

Facilities financings, and mortgage and consumer loans held for investment are accounted for at cost with fair values being disclosed. Mortgage loans held for sale are accounted for at lower of cost or market. Fair value was determined with discounted cash flow models using the stated terms of the loans and observable market yield curves. In addition, adjustments and assumptions were made for credit spreads, liquidity, prepayment speeds and defaults. A number of significant inputs into the models are not observable.

Cash and Investments (Including “Restricted”)

Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. Investments are classified as trading or available-for-sale are carried at fair value in the financial statements. Investments in U.S. Treasury securities and securities issued by U.S. government agencies that are traded in active markets were valued using observable market prices. Other investments for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. The fair value of investments in Commercial Paper, Asset Backed Commercial Paper, or Demand Deposits that have a remaining term of less than 90 days when purchased are estimated at cost and when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. These investments consist of mostly overnight/weekly maturity instruments with highly-rated counterparties.

Borrowings

Borrowings are accounted for at cost in the financial statements except when denominated in a foreign currency or when designated as the hedged item in a fair value hedge relationship. When the hedged risk is the benchmark interest rate and not full fair value, the cost basis is adjusted for changes in value due to benchmark interest rates only. Additionally, foreign currency denominated borrowings are re-measured at current spot rates in the financial statements. The full fair value of all borrowings is disclosed. Fair value was determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates and volatilities from active markets; or from quotes from broker-dealers. Credit adjustments for unsecured corporate debt are made based on indicative quotes from observable trades and spreads on credit default swaps specific to the Company. Credit adjustments for secured borrowings are based on indicative quotes from broker-dealers. These adjustments for both secured and unsecured borrowings are material to the overall valuation of these items and, currently, are based on inputs from inactive markets.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

markets require significant adjustments and judgment in determining fair value that cannot be corroborated with market transactions. When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, the Company fully collateralizes the exposure minimizing the adjustment necessary to the derivative valuations for the Company’s credit risk. While trusts that contain derivatives are not required to post collateral to counterparties, the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs. The carrying value of borrowings designated as the hedged item in an ASC 815 fair value hedge are adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

During 2008 and 2009, the bid/ask spread widened significantly for derivatives indexed to certain interest rate indices as a result of market inactivity. As such, significant adjustments for the bid/ask spread and unobservable inputs were used in the fair value calculation resulting in these instruments being classified as level 3 in the fair value hierarchy. Additionally, significant unobservable inputs were used to model the amortizing notional of some swaps tied to securitized asset balances and as such, these derivatives have been classified as level 3 in the fair value hierarchy.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

The following tables summarize the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of September 30, 2009 and December 31, 2008.

	Fair Value Measurements on a Recurring
	Basis as of September 30, 2009
					Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Collateral	Net

Assets
Available for sale investments	$—	$1,051	$—	$1,051	$—	$1,051
Retained Interest in off-balance sheet securitized loans	—	—	1,838	1,838	—	1,838
Derivative instruments(1)(2)	—	2,001	1,278	3,279	(1,511)	1,768

Total Assets	$—	$3,052	$3,116	$6,168	$(1,511)	$4,657

Liabilities(3)
Derivative instruments(1)(2)	$(2)	$(1,190)	$—	$(1,192)	$737	$(455)

Total Liabilities	$(2)	$(1,190)	$—	$(1,192)	$737	$(455)

	Fair Value Measurements on a Recurring
	Basis as of December 31, 2008
					Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Collateral	Net

Assets
Available for sale investments	$—	$899	$—	$899	$—	$899
Retained Interest in off-balance sheet securitized loans	—	—	2,200	2,200	—	2,200
Derivative instruments(1)(2)	—	3,014	—	3,014	(1,624)	1,390

Total Assets	$—	$3,913	$2,200	$6,113	$(1,624)	$4,489

Liabilities(3)
Derivative instruments(1)(2)	$(3)	$(648)	$(341)	$(992)	$—	$(992)

Total Liabilities	$(3)	$(648)	$(341)	$(992)	$—	$(992)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Level 1 derivatives include euro-dollar futures contracts. Level 2 derivatives include derivatives indexed to interest rate indices and currencies that are considered liquid. Level 3 derivatives include derivatives indexed to illiquid interest rate indices and derivatives for which significant adjustments were made to observable inputs.

(3)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009					2008
	Residual		Derivative			Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total	Interests		Instruments		Total

Balance, beginning of period	$1,821		$790		$2,611	$2,545		$(121)		$2,424
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	117		357		474	21		(303)		(282)
Included in other comprehensive income	—		—		—	—		—		—
Purchases, issuances and settlements	(100)		131		31	(243)		18		(225)
Transfers in and/or out of Level 3	—		—		—	—		9		9

Balance, end of period	$1,838		$1,278		$3,116	$2,323		$(397)		$1,926

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$13	(2)	$474	(3)	$487	$(81	)(2)	$(282	)(3)	$(363)

	Nine Months Ended September 30,
	2009					2008
	Residual		Derivative			Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total	Interests		Instruments		Total

Balance, beginning of period	$2,200		$(341)		$1,859	$3,044		$(71)		$2,973
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	18		233		251	38		(365)		(327)
Included in other comprehensive income	—		—		—	—		—		—
Purchases, issuances and settlements	(380)		318		(62)	(759)		30		(729)
Transfers in and/or out of Level 3	—		1,068		1,068	—		9		9

Balance, end of period	$1,838		$1,278		$3,116	$2,323		$(397)		$1,926

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(338	)(2)	$552	(3)	$214	$(361	)(2)	$(324	)(3)	$(685)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008

Servicing and securitization revenue	$117	$21	$18	$38
Gains (losses) on derivative and hedging activities, net	414	(303)	386	(365)
Interest expense	(57)	—	(153)	—

Total	$474	$(282)	$251	$(327)

(2)	Recorded in “servicing and securitization revenue (loss)” in the consolidated statements of income.

(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

In addition, at September 30, 2009, the Company had real estate owned assets, related to its Purchased Paper — Mortgage/Properties business, held on its balance sheet at fair value totaling $96 million. These assets are carried at the lower of cost or fair value and as such are marked-to-market on a non-recurring basis. Fair value is determined using significant unobservable inputs primarily based on broker price opinions and are considered Level 3 valuations.

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments, as of September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$133,756	$136,351	$(2,595)	$107,319	$124,220	$(16,901)
Private Education Loans	19,872	22,494	(2,622)	14,141	20,582	(6,441)
Other loans	308	454	(146)	619	729	(110)
Cash and investments	12,782	12,782	—	8,646	8,646	—

Total earning assets	166,718	172,081	(5,363)	130,725	154,177	(23,452)

Interest-bearing liabilities
Short-term borrowings	53,211	53,407	196	41,608	41,933	325
Long-term borrowings	111,395	124,648	13,253	93,462	118,225	24,763

Total interest-bearing liabilities	164,606	178,055	13,449	135,070	160,158	25,088

Derivative financial instruments
Floor Income/Cap contracts	(1,390)	(1,390)	—	(1,466)	(1,466)	—
Interest rate swaps	349	349	—	1,374	1,374	—
Cross currency interest rate swaps	3,156	3,156	—	2,116	2,116	—
Futures contracts	(2)	(2)	—	(3)	(3)	—
Other	(26)	(26)	—	—	—	—
Other
Residual interest in securitized assets			—	2,200	2,200	—

Excess of net asset fair value over carrying value			$8,086			$1,636

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Commitments and Contingencies

On August 3, 2009, the Company received the final audit report of ED’s Office of the Inspector General (“OIG”) related to the Company’s billing practices for special allowance payments. Among other things, the OIG recommended that ED instruct the Company to return approximately $22 million in alleged special allowance overpayments. The Company continues to believe that its practices were consistent with longstanding ED guidance and all applicable rules and regulations and intends to continue disputing these findings. The OIG has audited other industry participants with regard to special allowance payments for loans funded by tax exempt obligations and in certain cases the Secretary of ED has disagreed with the OIG’s recommendations.

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

For the nine months ended September 30, 2009 and 2008, the Company reported an income tax benefit of $4 million and $13 million, respectively, representing effective tax rates of (33) percent and 206 percent, respectively. The movement in the effective tax rate was primarily driven by the reduction of tax and interest on U.S. federal and state uncertain tax positions in both periods, as well as the permanent tax impact of deducting Proposed Merger-related transaction costs in the nine months ended September 30, 2008.

Accounting for Uncertainty in Income Taxes

The unrecognized tax benefits changed from $86 million at December 31, 2008 to $83 million at September 30, 2009, and accrued interest and penalties changed from $10 million at December 31, 2008 to $7 million at September 30, 2009. Included in the $83 million are $18 million of unrecognized tax benefits that if recognized, would favorably impact the effective tax rate.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

15.	Income Taxes (Continued)

These changes result primarily from adding a new issue that was identified during the first quarter of 2009 while completing the 2008 U.S. federal income tax return, as well as adjusting the 2003-2007 unrecognized tax benefits to incorporate the net impact of IRS and state tax authority examinations of several of the Company’s income tax returns. New information was received from the IRS during the first quarter as part of the IRS examination of Company’s 2005 and 2006 U.S. federal income tax returns and the examination was ultimately concluded during the second quarter. During the third quarter of 2009, the IRS concluded the examination of the 2003 and 2004 U.S. federal income tax returns of an entity in which the company is an investor, and the Virginia tax authority concluded the examination of the Company’s 2005 through 2007 income tax returns. Several other less significant amounts of uncertain tax benefits were also added during the quarter.

16.	Segment Reporting

The Company has two primary operating segments — the Lending operating segment and the APG, formerly known as DMO, operating segment. The Lending and APG operating segments meet the quantitative thresholds for reportable segments. Accordingly, the results of operations of the Company’s Lending and APG segments are presented below. The Company has smaller operating segments including the Guarantor Servicing, Loan Servicing, and Upromise operating segments, as well as certain other products and services provided to colleges and universities which do not meet the required quantitative thresholds. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reportable segment.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company, as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision makers, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments based on “Core Earnings” net income. Accordingly, information regarding the Company’s reportable segments is provided based on a “Core Earnings” basis. The Company’s “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended September 30, 2009 and 2008. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the APG and Corporate and Other segments. During the nine months ended

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

September 30, 2009 and 2008, USA Funds accounted for 17 percent and 45 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of September 30, 2009, the Company managed $192.2 billion of student loans, of which $157.3 billion or 82 percent are federally insured, and has 10 million student and parent customers. In the nine months ended September 30, 2009, the Company originated $4 million in mortgage loans which were sold. The Company’s mortgage and other consumer loan portfolio totaled $393 million at September 30, 2009.

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

APG

The Company’s APG operating segment provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors, and sub-performing and non-performing mortgage loans. The Company’s APG operating segment serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay-for-performance basis to 13 FFELP Guarantors and for campus-based programs.

In addition to collecting on its own purchased receivables and mortgage loans, the APG operating segment provides receivable management and collection services for federal agencies, credit card clients and other holders of consumer debt.

The Company concluded in 2008 that its APG purchased paper business no longer produced a strategic fit, and the Company decided to wind down this business. Due to the continued weakening of the U.S. economy, during the third quarter of 2009, the Company recorded $12 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $9 million of impairment related to the Company’s non-mortgage purchase paper subsidiary. These impairments are recorded within collections revenue (loss) as they are not considered restructuring expenses.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2009
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$340	$—	$—	$340	$(37)	$303
FFELP Consolidation Loans	430	—	—	430	52	482
Private Education Loans	561	—	—	561	(165)	396
Other loans	11	—	—	11	—	11
Cash and investments	3	—	5	8	(1)	7

Total interest income	1,345	—	5	1,350	(151)	1,199
Total interest expense	652	5	3	660	14	674

Net interest income (loss)	693	(5)	2	690	(165)	525
Less: provisions for loan losses	448	—	—	448	(127)	321

Net interest income (loss) after provisions for loan losses	245	(5)	2	242	(38)	204
Contingency fee revenue	—	82	—	82	—	82
Collections revenue	—	16	—	16	—	16
Guarantor servicing fees	—	—	48	48	—	48
Other income	129	—	56	185	21	206

Total other income	129	98	104	331	21	352
Restructuring expenses	2	1	1	4	—	4
Operating expenses	154	80	75	309	9	318

Total expenses	156	81	76	313	9	322

Income before income tax expense (benefit)	218	12	30	260	(26)	234
Income tax expense(1)	80	5	11	96	(21)	75
Less: net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to SLM Corporation	$138	$7	$19	$164	$(5)	$159

Economic Floor Income (net of tax) not included in “Core Earnings”	$23	$—	$—	$23

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2009
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(232)	$75	$(8)	$—	$(165)
Less: provisions for loan losses	(127)	—	—	—	(127)

Net interest income (loss) after provisions for loan losses	(105)	75	(8)	—	(38)
Contingency fee revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	133	(112)	—	—	21

Total other income (loss)	133	(112)	—	—	21
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	10	10

Total expenses	—	—	—	10	10

Total pre-tax “Core Earnings” adjustments to GAAP	$28	$(37)	$(8)	$(10)	(27)

Income tax benefit					(22)
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$(5)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

	Three Months Ended September 30, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$612	$—	$—	$612	$(96)	$516
FFELP Consolidation Loans	995	—	—	995	(164)	831
Private Education Loans	678	—	—	678	(233)	445
Other loans	20	—	—	20	—	20
Cash and investments	62	—	7	69	(12)	57

Total interest income	2,367	—	7	2,374	(505)	1,869
Total interest expense	1,651	6	5	1,662	(268)	1,394

Net interest income (loss)	716	(6)	2	712	(237)	475
Less: provisions for loan losses	263	—	—	263	(76)	187

Net interest income (loss) after provisions for loan losses	453	(6)	2	449	(161)	288
Contingency fee revenue	—	89	—	89	—	89
Collections revenue	—	(169)	—	(169)	(2)	(171)
Guarantor servicing fees	—	—	37	37	—	37
Other income	55	—	51	106	(233)	(127)

Total other income	55	(80)	88	63	(235)	(172)
Restructuring expenses	—	4	7	11	—	11
Operating expenses	142	106	68	316	51	367

Total expenses	142	110	75	327	51	378

Income (loss) before income tax expense (benefit)	366	(196)	15	185	(447)	(262)
Income tax expense (benefit)(1)	134	(73)	6	67	(171)	(104)
Less: net income attributable to noncontrolling interest	—	1	—	1	—	1

Net income (loss) attributable to SLM Corporation	$232	$(124)	$9	$117	$(276)	$(159)

Economic Floor Income (net of tax) not included in “Core Earnings”	$1	$—	$—	$1

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(230)	$36	$(43)	$—	$(237)
Less: provisions for loan losses	(76)	—	—	—	(76)

Net interest income (loss) after provisions for loan losses	(154)	36	(43)	—	(161)
Contingency fee revenue	—	—	—	—	—
Collections revenue (loss)	(2)	—	—	—	(2)
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	9	(242)	—	—	(233)

Total other income (loss)	7	(242)	—	—	(235)
Restructuring expenses	—	—	—	—	—
Operating expenses	1	—	—	50	51

Total expenses	1	—	—	50	51

Total pre-tax “Core Earnings” adjustments to GAAP	$(148)	$(206)	$(43)	$(50)	(447)

Income tax expense					(171)
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$(276)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2009
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,012	$—	$—	$1,012	$(42)	$970
FFELP Consolidation Loans	1,263	—	—	1,263	169	1,432
Private Education Loans	1,683	—	—	1,683	(507)	1,176
Other loans	46	—	—	46	—	46
Cash and investments	8	—	14	22	(2)	20

Total interest income	4,012	—	14	4,026	(382)	3,644
Total interest expense	2,424	15	11	2,450	70	2,520

Net interest income (loss)	1,588	(15)	3	1,576	(452)	1,124
Less: provisions for loan losses	1,199	—	—	1,199	(349)	850

Net interest income (loss) after provisions for loan losses	389	(15)	3	377	(103)	274
Contingency fee revenue	—	230	—	230	—	230
Collections revenue	—	16	—	16	—	16
Guarantor servicing fees	—	—	107	107	—	107
Other income (loss)	591	—	152	743	(410)	333

Total other income (loss)	591	246	259	1,096	(410)	686
Restructuring expenses	7	3	3	13	—	13
Operating expenses	435	260	211	906	29	935

Total expenses	442	263	214	919	29	948

Income (loss) before income tax expense (benefit)	538	(32)	48	554	(542)	12
Income tax expense (benefit)(1)	199	(12)	18	205	(209)	(4)
Less: net income attributable to noncontrolling interest	—	1	—	1	—	1

Net income (loss) attributable to SLM Corporation	$339	$(21)	$30	$348	$(333)	$15

Economic Floor Income (net of tax) not included in “Core Earnings”	$191	$—	$—	$191

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2009
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(705)	$92	$161	$—	$(452)
Less: provisions for loan losses	(349)	—	—	—	(349)

Net interest income (loss) after provisions for loan losses	(356)	92	161	—	(103)
Contingency fee revenue	—	—	—	—	—
Collections revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	159	(569)	—	—	(410)

Total other income (loss)	159	(569)	—	—	(410)
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	29	29

Total expenses	—	—	—	29	29

Total pre-tax “Core Earnings” adjustments to GAAP	$(197)	$(477)	$161	$(29)	(542)

Income tax benefit					(209)
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$(333)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2008
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,630	$—	$—	$1,630	$(152)	$1,478
FFELP Consolidation Loans	2,891	—	—	2,891	(454)	2,437
Private Education Loans	2,093	—	—	2,093	(795)	1,298
Other loans	65	—	—	65	—	65
Cash and investments	284	—	18	302	(51)	251

Total interest income	6,963	—	18	6,981	(1,452)	5,529
Total interest expense	5,080	20	15	5,115	(739)	4,376

Net interest income (loss)	1,883	(20)	3	1,866	(713)	1,153
Less: provisions for loan losses	636	—	—	636	(169)	467

Net interest income (loss) after provisions for loan losses	1,247	(20)	3	1,230	(544)	686
Contingency fee revenue	—	259	—	259	—	259
Collections revenue	—	(85)	—	(85)	(2)	(87)
Guarantor servicing fees	—	—	95	95	—	95
Other income	161	—	147	308	(113)	195

Total other income	161	174	242	577	(115)	462
Restructuring expenses	46	10	22	78	—	78
Operating expenses	460	322	213	995	82	1,077

Total expenses	506	332	235	1,073	82	1,155

Income (loss) before income tax expense (benefit)	902	(178)	10	734	(741)	(7)
Income tax expense (benefit)(1)	332	(65)	3	270	(283)	(13)
Less: net income attributable to noncontrolling interest	—	3	—	3	—	3

Net income (loss) attributable to SLM Corporation	$570	$(116)	$7	$461	$(458)	$3

Economic Floor Income (net of tax) not included in “Core Earnings”	$50	$—	$—	$50

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2008
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(680)	$34	$(67)	$—	$(713)
Less: provisions for loan losses	(169)	—	—	—	(169)

Net interest income (loss) after provisions for loan losses	(511)	34	(67)	—	(544)
Contingency fee revenue	—	—	—	—	—
Collections revenue	(2)	—	—	—	(2)
Guarantor servicing fees	—	—	—	—	—
Other income	40	(153)	—	—	(113)

Total other income	38	(153)	—	—	(115)
Restructuring expenses	—	—	—	—	—
Operating expenses	1	—	—	81	82

Total expenses	1	—	—	81	82

Total pre-tax “Core Earnings” adjustments to GAAP	$(474)	$(119)	$(67)	$(81)	(741)

Income tax benefit					(283)
Less: net income attributable to noncontrolling interest					—

Total “Core Earnings” adjustments to GAAP					$(458)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2009 and for the three and nine months ended
September 30, 2009 and 2008 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$28	$(148)	$(197)	$(474)
Net impact of derivative accounting(2)	(37)	(206)	(477)	(119)
Net impact of Floor Income(3)	(8)	(43)	161	(67)
Net impact of acquired intangibles(4)	(10)	(50)	(29)	(81)
Net tax effect(5)	22	171	209	283

Total “Core Earnings” adjustments to GAAP	$(5)	$(276)	$(333)	$(458)

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by ASC 815 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company only includes such income in “Core Earnings” when it is Fixed Rate Floor Income that is economically hedged. The Company employs derivatives, primarily Floor Income Contracts, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” the Company reverses the fair value adjustments on the Floor Income Contracts economically hedging Floor Income and includes in income the amortization of net premiums received on contracts economically hedging Fixed Rate Floor Income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year.

17.	Subsequent Event

On October 22, 2009, GRP Loan, LLC and GRP Strategies, LLC, wholly-owned subsidiaries of the Company, entered into a definitive sale agreement to sell $367 million in assets, which is substantially all of the mortgage loan and real estate assets of the Purchased Paper — Mortgage/Properties business, for $279 million. The transaction closed on October 26, 2009. In connection with this transaction, the Company will recognize an after tax loss of approximately $85 million to $95 million in the fourth quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2009 and 2008
(Dollars in millions, except per share amounts, unless otherwise noted)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could affect our ability to cost-effectively refinance asset-backed financing facilities due April 2010, (collectively, the “2008 Asset-Backed Financing Facilities”), including any potential foreclosure on the student loans under those facilities following their termination; increased financing costs; limited liquidity; any adverse outcomes in any significant litigation to which we are a party; our derivative counterparties terminating their positions with the Company if permitted by their contracts and the Company substantially incurring additional costs to replace any terminated positions; changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws, such as any laws enacted to implement the Administration’s 2010 budget proposals as they relate to the Federal Family Education Loan Program (“FFELP”) and from the implementation of applicable laws and regulations) which, among other things, may change the volume, average term and yields on student loans under the FFELP, may result in loans being originated or refinanced under non-FFELP programs, or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could be affected by: various liquidity programs being implemented by the federal government; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the composition of our Managed FFELP and Private Education Loan portfolios; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments, and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in general economic conditions; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report are qualified by these cautionary statements and are made only as of the date of this document. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

RECENT DEVELOPMENTS

Department of Education Federal Student Aid Title IV Student Loan Management/Servicing Contract (the “ED Servicing Contract”)

In the second quarter of 2009, the Department of Education (“ED”) named Sallie Mae as one of four private sector servicers awarded a servicing contract (the “ED Servicing Contract”) to service loans we sell to ED plus a portion of the loans others sell to ED, existing Direct Student Loan Program loans, and loans originated in the future. The contract specifically covers the servicing of all federally-owned student loans, including the servicing of FFELP loans purchased by ED as part of the Purchase Program pursuant to The

Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). See “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs” for a further discussion. Beginning in 2010, the contract will also cover the servicing of new Direct Loans. The contract will span five years with one, five-year renewal at the option of ED.

Through October 15, 2009, the Company has sold to ED approximately $18.5 billion face amount of loans as part of the Purchase Program (approximately $840 million face amount of this amount was sold in the third quarter of 2009). Outstanding debt of $18.5 billion has been paid down related to the Participation Program in connection with these loan sales. The Company is servicing approximately $19 billion of loans under the ED Servicing Contract as of October 15, 2009.

Legislative and Regulatory Developments

On September 17, 2009, the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility Act (“SAFRA”), which would eliminate the FFELP and require that, after July 1, 2010, all new federal student loans be made through the Direct Student Loan Program. The Senate has yet to take up the legislation. In addition to reform included in the House-passed legislation, there are several other reforms that may be considered as the legislation moves forward. These include a possible extension of ECASLA, which expires on July 1, 2010, and the Student Loan Community Proposal, an alternative student loan proposal endorsed by a cross-section of FFELP service providers (including Sallie Mae).

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

Fair Value Measurements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued a topic update to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The update provides clarification for the valuation of liabilities when a quoted price in an active market for the liability does not exists and clarifies that a quoted price for the liability when traded as an asset (when no adjustments are required) are Level 1 fair value measurements. In addition, it also clarifies that an entity is not required to adjust the value of a liability for the existence of a restriction that prevents the transfer of the liability. This topic update is effective for the Company beginning October 1, 2009 and will not be material to the Company.

On April 9, 2009, the FASB issued three ASC topic updates regarding fair value measurements and recognition of impairment. Under ASC 320, “Investments — Debt and Equity Securities,” impairment must be recorded within the consolidated statements of income for debt securities if there exists a fair value loss and the entity intends to sell the security or it is more likely than not the entity will be required to sell the security before recovery of the loss. Additionally, expected credit losses must be recorded through income regardless of the impairment determination above. Remaining fair value losses are recorded to other comprehensive income. ASC 825, “Financial Instruments,” requires interim disclosures of the fair value of financial instruments that were previously only required annually. Finally, the update to ASC 820, “Fair Value Measurements and Disclosures,” provides guidance for determining when a significant decrease in market activity has occurred and when a transaction is not orderly. It further reiterates that prices from inactive markets or disorderly transactions should carry less weight, if any, to the determination of fair value. These topic updates were effective for the Company beginning April 1, 2009. The adoption of these updates was not material to the Company.

Significant assumptions used in fair value measurements including those related to credit and liquidity risk are as follows:

1.	Investments — Our investments primarily consist of overnight/weekly maturity instruments with high credit quality counterparties. However, we have considered credit and liquidity risk involving specific instruments. These assumptions have further been validated by the successful maturity of these investments in the period immediately following the end of the reporting period. In the fourth quarter 2008, we recorded an impairment of $8 million related to our investment in the Reserve Primary Fund based on an internal assessment of the collectability of our remaining investment. See “LIQUIDITY AND CAPITAL RESOURCES — Counterparty Exposure” for a further discussion.

2.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, we fully collateralize the exposure minimizing the adjustment necessary to the derivative valuations for our credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $81 million as of September 30, 2009. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $202 million to take into account a significant reduction in liquidity as of September 30, 2009, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate notes in the Company’s on-balance sheet trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs. These swaps were transferred into Level 3 during the first quarter of 2009 due to a change in the assumption regarding successful remarketing. These swaps were carried at $1.7 billion as of September 30, 2009.

3.	Residual Interests — We have never sold our Residual Interests. We do not consider our Residual Interests to be liquid, which we take into account when valuing our Residual Interests. We use non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interest. We also use the most current prepayment and default rate assumptions to project the cash flows used to value Residual Interests. These assumptions are internally developed and primarily based on analyzing the actual results of loan performance from past periods. See Note 6, “Student Loan Securitization,” to the consolidated financial statements for a discussion of all assumption changes made during the quarter to properly determine the fair value of the Residual Interests, as well as a shock analysis to fair value related to all significant assumptions.

4.	Student Loans — Our FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair value is disclosed in compliance with ASC No. 825, “Financial Instruments.” For both FFELP loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, and required return on equity. In addition, the Floor Income component of our FFELP loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions), or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases these are either infrequent or not observable. For FFELP loans classified as held-for-sale and accounted for at the lower of cost or market, the fair value is based on the committed sales price of the various loan purchase programs established by ED.

For further information regarding the impact of Level 3 fair values to the results of operations, see Note 13, “Fair Value Measurements,” to the consolidated financial statements.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months				Nine Months
	Ended		Increase		Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2009	2008	$	%	2009	2008	$	%

Net interest income	$525	$475	$50	11%	$1,124	$1,153	$(29)	(3)%
Less: provisions for loan losses	321	187	134	72	850	467	383	82

Net interest income (loss) after provisions for loan losses	204	288	(84)	(29)	274	686	(412)	(60)
Servicing and securitization revenue (loss)	155	65	90	138	147	174	(27)	(16)
Gains (losses) on loans and securities, net	12	(44)	56	(127)	13	(122)	135	(111)
Gains (losses) on derivative and hedging activities, net	(112)	(242)	130	(54)	(569)	(153)	(416)	272
Contingency fee revenue	82	89	(7)	(8)	230	259	(29)	(11)
Collections revenue (loss)	16	(171)	187	(109)	16	(87)	103	(118)
Guarantor servicing fees	48	37	11	30	107	95	12	13
Other income	151	94	57	61	742	296	446	151
Restructuring expenses	4	11	(7)	(64)	13	78	(65)	(83)
Operating expenses	318	367	(49)	(13)	935	1,077	(142)	(13)

Net income (loss) before income tax benefit	234	(262)	496	(189)	12	(7)	19	(271)
Income tax expense (benefit)	75	(104)	179	(172)	(4)	(13)	9	(69)

Net income (loss)	159	(158)	317	(201)	16	6	10	167
Less: net income attributable to noncontrolling interest	—	1	(1)	(100)	1	3	(2)	(67)

Net income (loss) attributable to SLM Corporation	159	(159)	318	(200)	15	3	12	400
Preferred stock dividends	43	27	16	59	95	84	11	13

Net income (loss) attributable to SLM Corporation common stock	$116	$(186)	$302	(162)%	$(80)	$(81)	$1	(1)%

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders	$.25	$(.40)	$.65	163%	$(.17)	$(.17)	$—	—%

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders	$.25	$(.40)	$.65	163%	$(.17)	$(.17)	$—	—%

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	—%	$—	$—	$—	—%

Condensed Balance Sheets

			Increase
	September 30,	December 31,	(Decrease)
	2009	2008	$	%

Assets
FFELP Stafford and Other Student Loans, net	$43,258	$44,025	$(767)	(2)%
FFELP Stafford Loans Held-for-Sale	23,846	8,451	15,395	182
FFELP Consolidation Loans, net	69,246	71,744	(2,498)	(3)
Private Education Loans, net	22,495	20,582	1,913	9
Other loans, net	455	729	(274)	(38)
Cash and investments	7,022	5,112	1,910	37
Restricted cash and investments	5,761	3,535	2,226	63
Retained Interest in off-balance sheet securitized loans	1,838	2,200	(362)	(16)
Goodwill and acquired intangible assets, net	1,224	1,249	(25)	(2)
Other assets	11,299	11,141	158	1

Total assets	$186,444	$168,768	$17,676	10%

Liabilities and Equity
Short-term borrowings	$53,407	$41,933	$11,474	27%
Long-term borrowings	124,648	118,225	6,423	5
Other liabilities	3,400	3,604	(204)	(6)

Total liabilities	181,455	163,762	17,693	11

SLM Corporation stockholders’ equity before treasury stock	6,850	6,855	(5)	—
Common stock held in treasury	1,861	1,856	5	—

SLM Corporation stockholders’ equity	4,989	4,999	(10)
Noncontrolling interest	—	7	(7)	—

Total equity	4,989	5,006	(17)	—

Total liabilities and equity	$186,444	$168,768	$17,676	10%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

For the three months ended September 30, 2009, net income attributable to SLM Corporation was $159 million or $.25 diluted earnings per common share attributable to SLM Corporation common shareholders, compared to net loss of $159 million, or $.40 diluted loss per common share attributable to SLM Corporation common shareholders, for the three months ended September 30, 2008. The effective tax rate for those periods was 32 percent and 40 percent, respectively. The movement in the effective tax rate was primarily driven by the reduction of tax and interest on U.S. federal and state uncertain tax positions. For the three months ended September 30, 2009, the Company’s pre-tax income was $234 million compared to pre-tax loss of $262 million in the year-ago quarter. The increase in pre-tax income of $496 million was primarily due to a decrease in net losses on derivative and hedging activities of $130 million in the third quarter of 2009 from $242 million net losses in the third quarter of 2008 to $112 million net losses in the third quarter of 2009, along with an increase in collections revenue of $187 million, and an increase in gains on debt repurchases of $58 million.

Net interest income after provisions for loan losses decreased by $84 million in the third quarter from the year-ago quarter. This decrease was due to a $134 million increase in provisions for loan losses offset by a $50 million increase in net interest income. The increase in net interest income was primarily due to a decrease in the 2008 Asset Backed Financing Facilities fees and an $18.9 billion increase in the average balance of on-balance sheet student loans (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The increase in provisions for loan losses relates primarily to the increase in charge-off expectations on Private Education Loans from the year-ago period, primarily as a result of the continued weakening of the U.S. economy (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”).

There were no gains on student loan securitizations in either the third quarter of 2009 or the year-ago quarter as the Company did not complete any off-balance sheet securitizations in those periods. Servicing and securitization revenue increased by $90 million from revenue of $65 million in the third quarter of 2008 to $155 million in the third quarter of 2009. This increase was primarily due to a current-quarter’s unrealized mark-to-market gain of $13 million on the Company’s Residual Interests compared to a year-ago quarter’s unrealized mark-to-market loss of $81 million. See “LIQUIDITY AND CAPITAL RESOURCES — Retained Interest in Securitized Receivables” for further discussion of the factors impacting the fair values.

The $12 million of gains on sales of loans and securities, net, in the third quarter 2009 related to the gain on sale of approximately $840 million face amount of FFELP loans to the ED as part of the Purchase Program. Approximately $17.6 billion face amount of additional FFELP loans were sold to the ED on October 15, 2009. There were net losses of $44 million on sales of loans and securities in the year-ago quarter. Prior to the fourth quarter of 2008, these losses were primarily the result of the Company’s repurchase of delinquent Private Education Loans from the Company’s off-balance sheet securitization trusts. When Private Education Loans in the Company’s off-balance sheet securitization trusts that settled before September 30, 2005, became 180 days delinquent, the Company previously exercised its contingent call option to repurchase these loans at par value out of the trusts and recorded a loss for the difference in the par value paid and the fair market value of the loans at the time of purchase. The Company does not hold the contingent call option for any trusts that settled after September 30, 2005. In October 2008, the Company decided to no longer exercise its contingent call option.

In the third quarter of 2009, contingency fee, collections and guarantor servicing fee revenue totaled $146 million, a $190 million increase from a loss of $44 million in the year-ago quarter. This increase was primarily due to a reduction in impairment recognized on our purchased paper portfolios, which was partially offset by a decline in revenue due to significantly smaller portfolios in our purchased paper businesses year-over-year, as a result of winding down these businesses. In the third quarter of 2009, total impairment of $21 million was comprised of $12 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $9 million of impairment related to the Company’s non-mortgage purchased paper subsidiary, compared to $242 million of total impairment recorded in the third quarter of 2008, of which $147 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $95 million, including a loss on the sale of the Company’s international purchased paper business, related to the Company’s non-mortgage purchased paper subsidiary (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. The plan focused on conforming our lending activities to the economic environment, exiting certain customer relationships and product lines, winding down our debt purchased paper businesses, and significantly reducing our operating expenses. The restructuring plan is essentially completed and our objectives have been met. During 2008, we reduced the run-rate of our operating expenses by 20 percent versus the end of 2007, after adjusting for restructuring costs, growth and other investments. As part of the Company’s cost reduction efforts, restructuring expenses of $4 million and $11 million were recognized in the third quarters of 2009 and 2008, respectively. Restructuring expenses from the fourth quarter of 2007 through the third quarter of 2009 totaled $119 million. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 2,800 positions, or approximately 25 percent of the workforce. We estimate approximately $7 million of additional restructuring expenses associated with our current cost reduction efforts will be incurred. On September 17, 2009 the House passed the SAFRA which would eliminate FFELP and require that, after July 1, 2010, all new federal loans be made through the Direct Lending program. The Senate has yet to take up the legislation. If this legislation is signed into law, the Company will undertake another significant restructuring to conform its infrastructure to the elimination of the FFELP and achieve additional expense reduction. See “RECENT DEVELOPMENTS — Legislative and Regulatory Developments” for a further discussion of SAFRA.

Operating expenses were $318 million in the third quarter of 2009 compared to $367 million in the third quarter of 2008. As previously discussed, in 2008 the Company decided to wind down its purchased paper businesses. This decision resulted in a $36 million impairment of intangible assets in the third quarter of 2008. The remaining $13 million decrease in operating expenses was primarily due to the Company’s cost reduction efforts discussed above. The amortization and impairment of acquired intangibles totaled $10 million and $50 million for the third quarters of 2009 and 2008, respectively.

During the third quarter of 2009, the Company converted approximately $137 million of its Series C Preferred Stock to common stock. As part of this conversion, the Company delivered to the holders of the preferred stock: (1) approximately 7 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in a loss recorded in preferred stock dividends for the period of approximately $20 million.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

For the nine months ended September 30, 2009, net income attributable to SLM Corporation was $15 million or $.17 diluted loss per common share attributable to SLM Corporation common shareholders, compared to net income of $3 million, or $.17 diluted loss per common share attributable to SLM Corporation common shareholders, for the nine months ended September 30, 2008. The effective tax rate for those periods was (33) percent and 206 percent, respectively. The movement in the effective tax rate was primarily driven by the reduction of tax and interest on U.S. federal and state uncertain tax positions in both periods, as well as the permanent tax impact of deducting Proposed Merger-related transaction costs in the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the Company’s pre-tax income was $12 million compared to pre-tax loss of $7 million in the year-ago period. The increase in pre-tax income of $19 million was primarily due an increase in gains on debt repurchases of $426 million, offset by an increase of $417 million in net losses on derivative and hedging activities.

There were no gains on student loan securitizations in either the nine months ended September 30, 2009 or the year-ago period as the Company did not complete any off-balance sheet securitizations in those periods. Servicing and securitization revenue decreased by $27 million from $174 million in the nine months ended September 30, 2008 to $147 million in the nine months ended September 30, 2009. This decrease was primarily due to a decrease in net Embedded Floor Income. See “LIQUIDITY AND CAPITAL RESOURCES — Retained Interest in Securitized Receivables” for further discussion of the factors impacting the fair values.

Net interest income after provisions for loan losses decreased by $412 million in the nine months ended September 30, 2009 from the year-ago period. This decrease was due to a $383 million increase in provisions for loan losses and to a $29 million decrease in net interest income. The decrease in net interest income was primarily due to a decrease in the student loan spread and other asset spread partially offset by a $19.7 billion increase in the average balance of on-balance sheet student loans (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The increase in provisions for loan losses related primarily to increases in charge-off expectations on Private Education Loans primarily as a result of the continued weakening of the U.S. economy (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”)

There were $12 million in net gains on sales of loans and securities in the nine months ended September 30, 2009 related to the ED Purchase Program as previously discussed, compared to net losses of $122 million incurred in the nine months ended September 30, 2008. Prior to the fourth quarter of 2008, these losses were primarily the result of the Company’s repurchase of delinquent Private Education Loans from the Company’s off-balance sheet securitization trusts. As previously discussed, the Company no longer repurchases these loans.

For the nine months ended September 30, 2009, contingency fee, collections and guarantor servicing fee revenue totaled $353 million, an $86 million increase from $267 million in the year-ago period. This increase was primarily due to a reduction in impairment recognized on our purchased paper portfolios, which was partially offset by a decline in revenue due to significantly smaller portfolios in our purchased paper businesses, as a result of winding down these businesses. In the nine months ended September 30, 2009, total impairment of $118 million was comprised of $93 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $25 million of impairment related to the Company’s non-mortgage purchased paper subsidiary, compared to $323 million of total impairment recorded in the nine months ended September 30, 2008, of which $212 million of impairment related to declines in the fair value of mortgage loans and real estate held by the Company’s mortgage purchased paper subsidiary and $111 million, including a loss on the sale of the Company’s international purchased paper business, related to the Company’s non-mortgage purchased paper subsidiary (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

Restructuring expenses of $13 million and $78 million were recognized in the nine months ended September 30, 2009 and 2008, respectively, as previously discussed.

Operating expenses were $935 million for the nine months ended September 30, 2009 compared to $1.1 billion in the year-ago period. The decrease in operating expenses was primarily due to the Company’s cost reduction efforts discussed above. The amortization and impairment of acquired intangibles totaled $29 million and $81 million (including a $36 million impairment of intangible assets in the third quarter of 2008 as discussed above) for the nine months ended September 30, 2009 and 2008, respectively.

As previously discussed, preferred stock dividends for the nine months ended September 30, 2009 included a loss of $20 million due to the conversion of $137 million of Series C Preferred Stock to common stock in the third quarter of 2009.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gains on debt repurchases	$74	$16	$463	$37
Late fees and forbearance fees	39	36	107	107
Asset servicing and other transaction fees	28	28	79	80
Loan servicing fees	17	6	35	19
Foreign currency translation gains (losses)	(23)	(13)	11	(9)
Other	16	21	47	61

Total	$151	$94	$742	$295

The change in other income over all periods presented is primarily the result of the gains on debt repurchases. The Company began repurchasing its outstanding debt in the second quarter of 2008. The Company repurchased $1.4 billion and $580 million face amount of its senior unsecured notes for the quarters ended September 30, 2009 and 2008, respectively, and repurchased $2.7 billion and $1.8 billion face amount of its senior unsecured notes for the nine months ended September 30, 2009 and 2008, respectively. The increase in the gain on debt repurchases between 2009 and 2008 was the result of differences in the characteristics of debt repurchased and larger unsecured credit spreads in 2009. Since the second quarter of 2008, the Company repurchased $4.6 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2014.

BUSINESS SEGMENTS

The results of operations of the Company’s Lending and Asset Performance Group (“APG”) operating segments are presented below. These defined business segments operate in distinct business environments and are considered reportable segments under ASC 280, “Segment Reporting,” based on quantitative thresholds applied to the Company’s financial statements. In addition, we provide other complementary products and services, including guarantor and student loan servicing, through smaller operating segments that do not meet such thresholds and are aggregated in the Corporate and Other reportable segment for financial reporting purposes.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company, as well as the methodology used by management to evaluate performance and allocate resources. In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), we prepare financial statements in accordance with GAAP. In addition to evaluating the Company’s GAAP-based financial information, management, including the Company’s chief operating decision makers, evaluates the performance of the Company’s operating segments based on their profitability on a basis that, as allowed under ASC 280, differs from GAAP. We refer to management’s basis of evaluating our segment results as “Core Earnings” presentations for each business segment and we refer to these performance measures in our presentations with credit rating agencies and lenders. Accordingly, information regarding the Company’s reportable segments is provided herein based on “Core Earnings,” which are discussed in detail below.

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

	Three Months Ended
	September 30, 2009
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$340	$—	$—
FFELP Consolidation Loans	430	—	—
Private Education Loans	561	—	—
Other loans	11	—	—
Cash and investments	3	—	5

Total interest income	1,345	—	5
Total interest expense	652	5	3

Net interest income (loss)	693	(5)	2
Less: provisions for loan losses	448	—	—

Net interest income (loss) after provisions for loan losses	245	(5)	2
Contingency fee revenue	—	82	—
Collections revenue	—	16	—
Guarantor servicing fees	—	—	48
Other income	129	—	56

Total other income	129	98	104
Restructuring expenses	2	1	1
Operating expenses	154	80	75

Total expenses	156	81	76

Income before income tax expense	218	12	30
Income tax expense(1)	80	5	11
Less: net income attributable to noncontrolling interest	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$138	$7	$19

Economic Floor Income (net of tax) not included in “Core Earnings”	$23	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Three Months Ended
	September 30, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$612	$—	$—
FFELP Consolidation Loans	995	—	—
Private Education Loans	678	—	—
Other loans	20	—	—
Cash and investments	62	—	7

Total interest income	2,367	—	7
Total interest expense	1,651	6	5

Net interest income (loss)	716	(6)	2
Less: provisions for loan losses	263	—	—

Net interest income (loss) after provisions for loan losses	453	(6)	2
Contingency fee revenue	—	89	—
Collections revenue	—	(169)	—
Guarantor servicing fees	—	—	37
Other income	55	—	51

Total other income (loss)	55	(80)	88
Restructuring expenses	—	4	7
Operating expenses	142	106	68

Total expenses	142	110	75

Income (loss) before income tax expense (benefit)	366	(196)	15
Income tax expense (benefit)(1)	134	(73)	6
Less: net income attributable to noncontrolling interest	—	1	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$232	$(124)	$9

Economic Floor Income (net of tax) not included in “Core Earnings”	$1	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Nine Months Ended
	September 30, 2009
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,012	$—	$—
FFELP Consolidation Loans	1,263	—	—
Private Education Loans	1,683	—	—
Other loans	46	—	—
Cash and investments	8	—	14

Total interest income	4,012	—	14
Total interest expense	2,424	15	11

Net interest income (loss)	1,588	(15)	3
Less: provisions for loan losses	1,199	—	—

Net interest income (loss) after provisions for loan losses	389	(15)	3
Contingency fee revenue	—	230	—
Collections revenue	—	16	—
Guarantor servicing fees	—	—	107
Other income	591	—	152

Total other income	591	246	259
Restructuring expenses	7	3	3
Operating expenses	435	260	211

Total expenses	442	263	214

Income (loss) before income tax expense (benefit)	538	(32)	48
Income tax expense (benefit)(1)	199	(12)	18
Less: net income attributable to noncontrolling interest	—	1	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$339	$(21)	$30

Economic Floor Income (net of tax) not included in “Core Earnings”	$191	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Nine Months Ended
	September 30, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,630	$—	$—
FFELP Consolidation Loans	2,891	—	—
Private Education Loans	2,093	—	—
Other loans	65	—	—
Cash and investments	284	—	18

Total interest income	6,963	—	18
Total interest expense	5,080	20	15

Net interest income (loss)	1,883	(20)	3
Less: provisions for loan losses	636	—	—

Net interest income (loss) after provisions for loan losses	1,247	(20)	3
Contingency fee revenue	—	259	—
Collections revenue	—	(85)	—
Guarantor servicing fees	—	—	95
Other income	161	—	147

Total other income	161	174	242
Restructuring expenses	46	10	22
Operating expenses	460	322	213

Total expenses	506	332	235

Income (loss) before income tax expense (benefit)	902	(178)	10
Income tax expense (benefit)(1)	332	(65)	3
Less: net income attributable to noncontrolling interest	—	3	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$570	$(116)	$7

Economic Floor Income (net of tax) not included in “Core Earnings”	$50	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

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

Other limitations arise from the specific adjustments that management makes to GAAP results to derive “Core Earnings” results. For example, in reversing the unrealized gains and losses that result from ASC 815, “Derivatives and Hedging,” on derivatives that do not qualify for “hedge treatment,” as well as on derivatives that do qualify but are in part ineffective because they are not perfect hedges, we focus on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolate the effects of interest rate volatility and changing credit spreads on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not on the underlying hedged item) tend to show more volatility in the short term. While our presentation of our results on a “Core Earnings” basis provides important information regarding the performance of our Managed portfolio, a limitation of this presentation is that we are presenting the ongoing spread income on loans that have been sold to a trust managed by us. While we believe that our “Core Earnings” presentation presents the economic substance of our Managed loan portfolio, it understates earnings volatility from securitization gains. Our “Core Earnings” results exclude certain Floor Income, which is real cash income, from our reported results and therefore may understate earnings in certain periods. Management’s financial planning and valuation of operating results, however, does not take into account Floor Income because of its inherent uncertainty, except when it is Fixed Rate Floor Income that is economically hedged through Floor Income Contracts.

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

	Three Months Ended September 30,
	2009			2008
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$28	$—	$—	$(148)	$—	$—
Net impact of derivative accounting	(37)	—	—	(206)	—	—
Net impact of Floor Income	(8)	—	—	(43)	—	—
Net impact of acquired intangibles	(3)	(2)	(5)	(41)	(7)	(2)

Total “Core Earnings” adjustments to GAAP	$(20)	$(2)	$(5)	$(438)	$(7)	$(2)

	Nine Months Ended September 30,
	2009			2008
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(197)	$—	$—	$(474)	$—	$—
Net impact of derivative accounting	(477)	—	—	(119)	—	—
Net impact of Floor Income	161	—	—	(67)	—	—
Net impact of acquired intangibles	(8)	(5)	(16)	(51)	(17)	(13)

Total “Core Earnings” adjustments to GAAP	$(521)	$(5)	$(16)	$(711)	$(17)	$(13)

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

The following table summarizes the securitization adjustments in our Lending operating segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(254)	$(245)	$(693)	$(694)
Provisions for loan losses	127	76	349	169

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(127)	(169)	(344)	(525)
Intercompany transactions with off-balance sheet trusts	—	(44)	—	(123)

Net interest income on securitized loans, after provisions for loan losses	(127)	(213)	(344)	(648)
Servicing and securitization revenue	155	65	147	174

Total “Core Earnings” securitization adjustments(1)	$(28)	$(148)	$(197)	$(474)

(1)	Negative amounts are subtracted from “Core Earnings”net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

2) Derivative Accounting:  “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by ASC 815 on derivatives that do not qualify for “hedge treatment” under GAAP. These unrealized gains and losses occur in our Lending operating segment. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

ASC 815 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by ASC 815, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts and certain basis swaps, do not qualify for “hedge treatment” as defined by ASC 815, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The gains and losses described in “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate and foreign currency exchange rate volatility, and changing credit spreads during the period, as well as the volume and term of derivatives not receiving hedge treatment.

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness under ASC 815. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Under ASC 815, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio, including our Retained Interests, earning Floor Income but that offsetting change in value is not recognized under ASC 815. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Prior to ASC 815, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month month LIBOR debt. ASC 815 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required by ASC 815. Additionally, some of our FFELP loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the ASC 815 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting under ASC 815 on net income for the quarters ended September 30, 2009 and 2008, and for the nine months ended September 30, 2009 and 2008, when compared with the accounting principles employed in all years prior to the ASC 815 implementation.

	Three Months		September 30,
	Ended		Ended
	September 30,		Nine Months
	2009	2008	2009	2008

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(112)	$(242)	$(569)	$(153)
Less: Realized (gains) losses on derivative and hedging activities, net(1)	118	41	120	39

Unrealized gains (losses) on derivative and hedging activities, net(1)	6	(201)	(449)	(114)
Other pre-ASC 815 accounting adjustments	(43)	(5)	(28)	(5)

Total net impact of ASC 815 derivative accounting(2)	$(37)	$(206)	$(477)	$(119)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings”net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

ASC 815 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”)

that do not qualify as hedges under ASC 815 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the quarters ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(189)	$(75)	$(500)	$(390)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	72	22	396	339
Foreign exchange derivatives gains (losses) reclassified to other income		12	(14)	8
Net realized gains (losses) on terminated derivative contracts reclassified to other income	(1)	—	(2)	4

Total reclassifications of realized (gains) losses on derivative and hedging activities	(118)	(41)	(120)	(39)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	6	(201)	(449)	(114)

Gains (losses) on derivative and hedging activities, net	$(112)	$(242)	$(569)	$(153)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Floor Income Contracts	$(80)	$(33)	$323	$240
Basis swaps	97	(210)	(435)	(498)
Foreign currency hedges	24	44	(256)	147
Other	(35)	(2)	(81)	(3)

Total unrealized gains (losses) on derivative and hedging activities, net	$6	$(201)	$(449)	$(114)

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$36	$1	$263	$60
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(44)	(44)	(102)	(127)

Total “Core Earnings” Floor Income adjustments(1)(2)	$(8)	$(43)	$161	$(67)

(1)	Negative amounts are subtracted from “Core Earnings”net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

(2)	The following table summarizes the amount of Economic Floor Income earned during the three and nine months ended September 30, 2009 and 2008 that is not included in “Core Earnings” net income:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Floor Income earned on Managed loans, net of payments on Floor Income Contracts, not included in “Core Earnings”	$36	$1	$263	$60
Amortization of net premiums on Variable Rate Floor Income Contracts not included in “Core Earnings”	—	—	40	20
Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	44	44	102	127

Total Economic Floor Income earned	80	45	405	207
Less: Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	(44)	(44)	(102)	(127)

Total Economic Floor Income earned, not included in “Core Earnings”	$36	$1	$303	$80

4) Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. For the quarters ended September 30, 2009 and 2008, goodwill and intangible impairment and the amortization of acquired intangibles totaled $10 million and $50 million, respectively, and for the nine months ended September 30, 2009 and 2008, totaled $29 million and $81 million, respectively. In the third quarter of 2008, the Company decided to wind down its purchased paper businesses. This decision resulted in $36 million of impairment of intangible assets in the quarter ended September 30, 2008.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans and Private Education Loans that are not federally guaranteed. Typically a Private Education Loan is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP loans. While FFELP loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP loans, they currently share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both FFELP and Private Education Loans.

On a Managed Basis, the Company had $108.9 billion, $113.9 billion, and $127.2 billion as of September 30, 2009, June 30, 2009, and December 31, 2008, respectively, of FFELP loans indexed to three-

month financial commercial paper rate (“CP”) funded with debt indexed to LIBOR. Due to the unintended consequences of government actions in other areas of the capital markets and limited issuances of qualifying financial commercial paper, the historical relationship between CP and LIBOR has been broken recently. For the fourth quarter of 2008, ED announced that for purposes of calculating the FFELP loan index from October 27, 2008 to the end of the fourth quarter, the Federal Reserve’s Commercial Paper Funding Facility rates (“CPFF”) would be used for those days in which no CP was available. This resulted in a CP/LIBOR spread of 21 basis points in the fourth quarter of 2008. The CP/LIBOR spread would have been 62 basis points in the fourth quarter of 2008 if ED had not addressed this issue by using the CPFF. ED has decided that no such correction was required during 2009. This resulted in a CP/LIBOR spread of 52 basis points, 45 basis points, and 13 basis points, in the first, second and third quarters of 2009, respectively, compared to the CP/LIBOR spread of 21 basis points in the fourth quarter of 2008 and the historic average spread through the third quarter of 2008 of approximately 10 basis points.

“Core Earnings” net interest income would have been $139 million, $105 million, and $5 million higher in the first, second and third quarters of 2009, respectively, at a historical CP/LIBOR spread of 10 basis points. Because of the low interest rate environment, the Company earned additional Economic Floor Income not included in “Core Earnings” of $126 million, $141 million, and $36 million in the first, second, and third quarters of 2009, respectively. Although we exclude these amounts from our “Core Earnings” presentation, the levels earned in 2009 quarters can be viewed as offsets to the CP/LIBOR basis exposure in low interest rate environments where we earn Floor Income.

Additionally, the index paid on borrowings under ED’s Participation Program is based on the prior quarter’s CP rates, whereas the index earned on the underlying loans is based on the current quarter’s CP rates. The declines in CP rates during the first, second, and third quarters of 2009 resulted in $40 million, $13 million, and $6 million of higher interest expense in the first, second, and third quarters of 2009, respectively.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months		Increase	Nine Months		Increase
	Ended		(Decrease)	Ended		(Decrease)
	September 30,		2009 vs.	September 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$340	$612	(44)%	$1,012	$1,630	(38)%
FFELP Consolidation Loans	430	995	(57)	1,263	2,891	(56)
Private Education Loans	561	678	(17)	1,683	2,093	(20)
Other loans	11	20	(45)	46	65	(29)
Cash and investments	3	62	(95)	8	284	(97)

Total “Core Earnings” interest income	1,345	2,367	(43)	4,012	6,963	(42)
Total “Core Earnings” interest expense	652	1,651	(61)	2,424	5,080	(52)

Net “Core Earnings” interest income	693	716	(3)	1,588	1,883	(16)
Less: provisions for loan losses	448	263	70	1,199	636	89

Net “Core Earnings” interest income after provisions for loan losses	245	453	(46)	389	1,247	(69)
Other income	129	55	135	591	161	267
Restructuring expenses	2	—	100	7	46	(85)
Operating expenses	154	142	8	435	460	(5)

Total expenses	156	142	10	442	506	(13)

Income before income taxes and minority interest in net earnings of subsidiaries	218	366	(40)	538	902	(40)
Income tax expense	80	134	(40)	199	332	(40)

“Core Earnings” net income	$138	$232	(41)%	$339	$570	(41)%

Economic Floor Income (net of tax) not included in “Core Earnings”	$23	$1	2,200%	$191	$50	282%

Net Interest Income

Changes to net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and nine months ended September 30, 2009 and 2008. This table reflects the net interest margin for the entire Company for our on-balance sheet assets. It is included in the Lending business segment discussion because this segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$64,673	1.86%	$45,804	4.48%	$60,190	2.15%	$41,954	4.71%
FFELP Consolidation Loans	69,643	2.74	72,926	4.53	70,464	2.72	73,410	4.43
Private Education Loans	23,214	6.77	19,876	8.92	22,968	6.85	18,551	9.35
Other loans	469	9.33	859	9.21	602	10.20	1,023	8.43
Cash and investments	13,694	.20	7,964	2.85	10,518	.25	9,762	3.44

Total interest-earning assets	171,693	2.77%	147,429	5.04%	164,742	2.96%	144,700	5.10%

Non-interest-earning assets	8,686		10,035		9,015		9,991

Total assets	$180,379		$157,464		$173,757		$154,691

Average Liabilities and Equity
Short-term borrowings	$50,700	1.31%	$34,050	4.93%	$46,389	2.05%	$35,169	4.85%
Long-term borrowings	121,060	1.66	114,046	3.39	118,479	2.04	110,368	3.75

Total interest-bearing liabilities	171,760	1.56%	148,096	3.75%	164,868	2.04%	145,537	4.02%

Non-interest-bearing liabilities	3,679		3,812		3,822		3,718
Equity	4,940		5,556		5,067		5,436

Total liabilities and equity	$180,379		$157,464		$173,757		$154,691

Net interest margin		1.21%		1.28%		.91%		1.06%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Three Months Ended September 30, 2009 vs. 2008
Interest income	$(670)	$(958)	$288
Interest expense	(720)	(991)	271

Net interest income	$50	$33	$17

Nine Months Ended September 30, 2009 vs. 2008
Interest income	$(1,885)	$(2,726)	$841
Interest expense	(1,856)	(2,486)	630

Net interest income	$(29)	$(240)	$211

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of our on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Student loan spread(1)(2)	1.58%	1.71%	1.29%	1.41%
Other asset spread(1)(3)	(2.07)	.06	(2.10)	.12

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	1.28	1.61	1.06	1.32
Less: 2008 Asset-Backed Financing Facilities fees	(.07)	(.33)	(.15)	(.25)

Net interest margin	1.21%	1.28%	.91%	1.06%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).

(2)	Composition of student loan spread:

Student loan yield, before Floor Income	3.12%	5.57%	3.29%	5.74%
Gross Floor Income	.43	.16	.49	.31
Consolidation Loan Rebate Fees	(.45)	(.54)	(.48)	(.57)
Repayment Borrower Benefits	(.10)	(.12)	(.09)	(.12)
Premium and discount amortization	(.03)	.07	(.10)	(.16)

Student loan net yield	2.97	5.14	3.11	5.20
Student loan cost of funds	(1.39)	(3.43)	(1.82)	(3.79)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.58%	1.71%	1.29%	1.41%

(3)	Comprised of investments, cash and other loans.

Student Loan Spread — On-Balance Sheet

The student loan spread is impacted by changes in its various components, as reflected in footnote (2) to the “Net Interest Margin — On-Balance Sheet” table above. Gross Floor Income is impacted by interest rates and the percentage of the FFELP portfolio eligible to earn Floor Income. Floor Income Contracts used to economically hedge Gross Floor Income do not qualify as ASC 815 hedges and as a result the net settlements on such contracts are not recorded in net interest margin but rather in “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally impacted by the terms of the Repayment Borrower Benefits being offered, as well as the payment behavior of the underlying loans. Premium and discount amortization is generally impacted by the prices previously paid for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also impacted by prepayment behavior of the underlying loans.

The student loan spread, before 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2009 decreased 13 basis points from the year-ago quarter. This decrease was primarily due an increase in the credit spreads on the Company’s ABS and unsecured debt issued in the last two years due to the current credit environment, a 5 basis point widening of the CP/LIBOR spread, a higher cost of funds due to the impact of ASC 815 (discussed below) and an increase in premium amortization of 10 basis points between the current and year-ago quarters. The increase in premium expense was primarily due to both quarters having changes to prepayment assumptions used to amortize premiums on FFELP Stafford and Consolidation Loans. The decreases made to these prepayment speed assumptions were larger in the third quarter of 2008 than the third quarter of 2009 (see “‘Core Earnings’ Net Interest Margin — ‘Core Earnings’ Basis Student Loan Spread” for further discussion). Partially offsetting these decreases to the student loan spread was an increase in Gross Floor Income.

The cost of funds for on-balance sheet student loans excludes the impact of basis swaps that are intended to economically hedge the re-pricing and basis mismatch between our funding and student loan asset indices, but do not receive hedge accounting treatment under ASC 815. We use basis swaps to manage the basis risk associated with our interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges, and as a result, are required to be accounted for in the “gains (losses) on derivatives and hedging activities, net” line on the income statement, as opposed to being accounted for in interest expense. As a result, these basis swaps are not considered in the calculation of the cost of funds in the table above and therefore, in times of volatile movements of interest rates like those experienced in 2008 and 2009, the student loan spread can be volatile. See the “‘Core Earnings’ Net Interest Margin” table below, which reflects these basis swaps in interest expense and demonstrates the economic hedge effectiveness of these basis swaps.

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The other asset spread for the third quarter of 2009 decreased 213 basis points from the year-ago quarter. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment under ASC 815 and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below.

Net Interest Margin — On-Balance Sheet

The net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2009 decreased 33 basis points from the year-ago quarter. These changes primarily relate to the previously discussed changes in the on-balance sheet student loan and other asset spreads. The student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the periods.

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

“Core Earnings” Net Interest Margin

The following table analyzes the earnings from our portfolio of Managed interest-earning assets on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment”). The “‘Core Earnings’ Net Interest Margin” presentation and certain components used in the calculation differ from the “Net Interest Margin — On-Balance Sheet” presentation. The “Core Earnings” presentation, when compared to our on-balance sheet presentation, is different in that it:

•	Includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Repayment Borrower Benefits yield adjustments;

•	Includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as ASC 815 hedges are recorded as part of the “gain (loss) on derivative and hedging activities, net” line in the consolidated statements of income and are therefore not recognized in the on-balance sheet student loan spread. Under this presentation, these gains and losses

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

“Core Earnings” basis student loan spread(1):
FFELP loan spread	.90%	1.13%	.56%	.87%
Private Education Loan spread(2)	4.45	5.20	4.54	5.22

Total “Core Earnings” basis student loan spread(3)	1.56	1.90	1.32	1.68
“Core Earnings” basis other asset spread(1)(4)	(.93)	(.12)	(.98)	(.19)

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.38	1.78	1.18	1.54
Less: 2008 Asset-Backed Financing Facilities fees	(.06)	(.26)	(.13)	(.20)

“Core Earnings” net interest margin	1.32%	1.52%	1.05%	1.35%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).
(2) “Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provision for loan losses	(.10)%	2.76%	.55%	3.02%
(3) Composition of “Core Earnings” basis student loan spread:
“Core Earnings” basis student loan yield	3.29%	5.72%	3.45%	5.94%
Consolidation Loan Rebate Fees	(.45)	(.52)	(.47)	(.54)
Repayment Borrower Benefits	(.10)	(.11)	(.09)	(.11)
Premium and discount amortization	.01	.09	(.08)	(.15)

“Core Earnings” basis student loan net yield	2.75	5.18	2.81	5.14
“Core Earnings” basis student loan cost of funds	(1.19)	(3.28)	(1.49)	(3.46)

“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.56%	1.90%	1.32%	1.68%

(4) Comprised of investments, cash and other loans
(5) The average balances of our Managed interest-earning assets for the respective periods are:
FFELP loans	$155,434	$142,372	$152,468	$140,060
Private Education Loans	36,025	33,098	35,951	31,919

Total student loans	191,459	175,470	188,419	171,979
Other interest-earning assets	15,378	10,829	12,466	13,075

Total Managed interest-earning assets	$206,837	$186,299	$200,885	$185,054

“Core Earnings” Basis Student Loan Spread

The “Core Earnings” basis student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2009 decreased 34 basis points from the year-ago quarter. The “Core Earnings” basis student loan spread was negatively impacted by an increase in the credit spreads on the Company’s ABS and unsecured debt issued in the last two years due to the current credit environment, a 5 basis point widening of the CP/LIBOR spread, and an increase in premium amortization of 8 basis points between the current and year-ago quarters. The increase in premium expense was primarily due to both quarters having changes to prepayment assumptions used to amortize premiums on FFELP Stafford and Consolidation Loans. The decreases made to these prepayment speed assumptions were larger in the third quarter of 2008 than the third quarter of 2009. The Company decreased prepayment speed assumptions in both quarters as a result of a significant decrease in prepayment activity experienced since 2008. This decrease in prepayment activity, which the Company expects will continue into the foreseeable future, was primarily due to a reduction in third-party consolidation activity as a result of the CCRAA and the current U.S. economic and credit environment. Decreasing the prepayment speeds has the effect of lengthening the assumed lives of these loans and resulted in a one-time, cumulative catch-up adjustment to reverse prior premium expense. Partially offsetting these decreases to the “Core Earnings” basis student loan spread was lower cost of funds related to the ED Conduit Program which began in May 2009.

The “Core Earnings” basis FFELP loan spread for the third quarter of 2009 decreased from the year-ago quarter due to the same reasons discussed above related to the entire “Core Earnings” basis student loan spread, as well as the mix of the FFELP portfolio shifting towards loans originated subsequent to October 1, 2007, which have lower yields as a result of the CCRAA. The “Core Earnings” basis Private Education Loan spread before provision for loan losses for the third quarter of 2009 was negatively impacted by the increase in the cost of funds discussed previously. The changes in the “Core Earnings” basis Private Education Loan spread after provision for loan losses for all periods presented was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below (see “Private Education Loan Losses — Allowance for Private Education Loan Losses”).

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for the third quarter of 2009 decreased 81 basis points from the year-ago quarter. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. Changes in this spread are also a result of the increase in our cost of funds as previously discussed.

“Core Earnings” Net Interest Margin

The “Core Earnings” net interest margin, before the 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2009 decreased 40 basis points from the year-ago quarter. These changes primarily relate to the previously discussed changes in the “Core Earnings” basis student loan and other asset spreads. The Managed student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the periods.

See “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes — Asset-Backed Financing Facilities” for a discussion of the 2008 Asset-Backed Financing Facilities fees and related extensions.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Managed Student Loan Balances, net

	September 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$23,741	$—	$23,741	$6,568	$30,309
Grace and repayment	42,272	68,075	110,347	17,436	127,783

Total on-balance sheet, gross	66,013	68,075	134,088	24,004	158,092
On-balance sheet unamortized premium (discount)	1,193	1,225	2,418	(543)	1,875
On-balance sheet receivable for partially charged-off loans	—	—	—	435	435
On-balance sheet allowance for losses	(101)	(54)	(155)	(1,402)	(1,557)

Total on-balance sheet, net	67,105	69,246	136,351	22,494	158,845

Off-balance sheet:
In-school	272	—	272	871	1,143
Grace and repayment	5,538	14,551	20,089	12,208	32,297

Total off-balance sheet, gross	5,810	14,551	20,361	13,079	33,440
Off-balance sheet unamortized premium (discount)	141	447	588	(346)	242
Off-balance sheet receivable for partially charged-off loans	—	—	—	200	200
Off-balance sheet allowance for losses	(16)	(9)	(25)	(521)	(546)

Total off-balance sheet, net	5,935	14,989	20,924	12,412	33,336

Total Managed	$73,040	$84,235	$157,275	$34,906	$192,181

% of on-balance sheet FFELP	49%	51%	100%
% of Managed FFELP	46%	54%	100%
% of total	38%	44%	82%	18%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	December 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$18,961	$—	$18,961	$7,972	$26,933
Grace and repayment	32,455	70,511	102,966	14,231	117,197

Total on-balance sheet, gross	51,416	70,511	121,927	22,203	144,130
On-balance sheet unamortized premium (discount)	1,151	1,280	2,431	(535)	1,896
On-balance sheet receivable for partially charged-off loans	—	—	—	222	222
On-balance sheet allowance for losses	(91)	(47)	(138)	(1,308)	(1,446)

Total on-balance sheet, net	52,476	71,744	124,220	20,582	144,802

Off-balance sheet:
In-school	473	—	473	1,629	2,102
Grace and repayment	6,583	15,078	21,661	12,062	33,723

Total off-balance sheet, gross	7,056	15,078	22,134	13,691	35,825
Off-balance sheet unamortized premium (discount)	105	462	567	(361)	206
Off-balance sheet receivable for partially charged-off loans	—	—	—	92	92
Off-balance sheet allowance for losses	(18)	(9)	(27)	(505)	(532)

Total off-balance sheet, net	7,143	15,531	22,674	12,917	35,591

Total Managed	$59,619	$87,275	$146,894	$33,499	$180,393

% of on-balance sheet FFELP	42%	58%	100%
% of Managed FFELP	41%	59%	100%
% of total	33%	48%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Average Balances (net of unamortized premium/discount)

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

	Three Months Ended September 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$64,673	$69,643	$134,316	$23,214	$157,530
Off-balance sheet	6,052	15,066	21,118	12,811	33,929

Total Managed	$70,725	$84,709	$155,434	$36,025	$191,459

% of on-balance sheet FFELP	48%	52%	100%
% of Managed FFELP	46%	54%	100%
% of total	37%	44%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

	Three Months Ended September 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$45,804	$72,926	$118,730	$19,876	$138,606
Off-balance sheet	7,848	15,794	23,642	13,222	36,864

Total Managed	$53,652	$88,720	$142,372	$33,098	$175,470

% of on-balance sheet FFELP	39%	61%	100%
% of Managed FFELP	38%	62%	100%
% of total	31%	50%	81%	19%	100%

	Nine Months Ended September 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$60,190	$70,464	$130,654	$22,968	$153,622
Off-balance sheet	6,567	15,247	21,814	12,983	34,797

Total Managed	$66,757	$85,711	$152,468	$35,951	$188,419

% of on-balance sheet FFELP	46%	54%	100%
% of Managed FFELP	44%	56%	100%
% of total	35%	46%	81%	19%	100%

	Nine Months Ended September 30, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$41,954	$73,410	$115,364	$18,551	$133,915
Off-balance sheet	8,612	16,084	24,696	13,368	38,064

Total Managed	$50,566	$89,494	$140,060	$31,919	$171,979

% of on-balance sheet FFELP	36%	64%	100%
% of Managed FFELP	36%	64%	100%
% of total	29%	52%	81%	19%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after September 30, 2009 and 2008, based on interest rates as of those dates.

	September 30, 2009			September 30, 2008
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$118.1	$15.2	$133.3	$102.1	$16.1	$118.2
Off-balance sheet student loans	14.5	5.8	20.3	15.2	7.6	22.8

Managed student loans eligible to earn Floor Income	132.6	21.0	153.6	117.3	23.7	141.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(79.1)	(1.3)	(80.4)	(60.9)	(1.4)	(62.3)
Less: economically hedged Floor Income Contracts	(39.9)	—	(39.9)	(25.7)	—	(25.7)

Net Managed student loans eligible to earn Floor Income	$13.6	$19.7	$33.3	$30.7	$22.3	$53.0

Net Managed student loans earning Floor Income	$13.6	$3.3	$16.9	$0.2	$3.4	$3.6

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period from April 1, 2009 to September 30, 2013. These loans are both on-balance sheet and off-balance sheet, and the related hedges do not qualify under ASC 815 accounting as effective hedges.

	October 1, 2009 to
(Dollars in billions)	December 31, 2009	2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$40	$37	$25	$16	$5

Private Education Loan Losses

On-Balance Sheet versus Managed Basis Presentation

All Private Education Loans are initially acquired on-balance sheet. The securitization of Private Education Loans prior to 2009 has been accounted for off-balance sheet. For our Managed Basis presentation in the table below, when loans are securitized, we reduce the on-balance sheet allowance for loan losses for amounts previously provided and then increase the allowance for loan losses for these loans off-balance sheet, with the total of both on-balance sheet and off-balance sheet being the Managed Basis allowance for loan losses.

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

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends as of September 30, 2009 and 2008. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	September 30,		September 30,
	2009		2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,899		$11,263
Loans in forbearance(2)	851		1,085
Loans in repayment and percentage of each status:
Loans current	10,458	85.3%	7,902	87.6%
Loans delinquent 31-60 days(3)	551	4.5	393	4.4
Loans delinquent 61-90 days(3)	353	2.9	249	2.8
Loans delinquent greater than 90 days(3)	892	7.3	472	5.2

Total Private Education Loans in repayment	12,254	100%	9,016	100%

Total Private Education Loans, gross	24,004		21,364
Private Education Loan unamortized discount	(543)		(514)

Total Private Education Loans	23,461		20,850
Private Education Loan receivable for partially charged-off loans	435		184
Private Education Loan allowance for losses	(1,401)		(1,197)

Private Education Loans, net	$22,495		$19,837

Percentage of Private Education Loans in repayment		51.1%		42.2%

Delinquencies as a percentage of Private Education Loans in repayment		14.7%		12.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.5%		10.7%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	September 30,		September 30,
	2009		2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,148		$4,259
Loans in forbearance(2)	474		1,159
Loans in repayment and percentage of each status:
Loans current	8,516	90.0%	7,733	93.9%
Loans delinquent 31-60 days(3)	312	3.3	217	2.6
Loans delinquent 61-90 days(3)	161	1.7	103	1.3
Loans delinquent greater than 90 days(3)	469	5.0	177	2.2

Total Private Education Loans in repayment	9,458	100%	8,230	100%

Total Private Education Loans, gross	13,080		13,648
Private Education Loan unamortized discount	(347)		(349)

Total Private Education Loans	12,733		13,299
Private Education Loan receivable for partially charged-off loans	200		73
Private Education Loan allowance for losses	(522)		(409)

Private Education Loans, net	$12,411		$12,963

Percentage of Private Education Loans in repayment		72.3%		60.3%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%		6.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.8%		12.4%

	Managed Basis Private Education
	Loan Delinquencies
	September 30,		September 30,
	2009		2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$14,047		$15,522
Loans in forbearance(2)	1,325		2,244
Loans in repayment and percentage of each status:
Loans current	18,974	87.4%	15,635	90.6%
Loans delinquent 31-60 days(3)	863	4.0	610	3.6
Loans delinquent 61-90 days(3)	514	2.4	352	2.0
Loans delinquent greater than 90 days(3)	1,361	6.2	649	3.8

Total Private Education Loans in repayment	21,712	100%	17,246	100%

Total Private Education Loans, gross	37,084		35,012
Private Education Loan unamortized discount	(890)		(863)

Total Private Education Loans	36,194		34,149
Private Education Loan receivable for partially charged-off loans	635		257
Private Education Loan allowance for losses	(1,923)		(1,606)

Private Education Loans, net	$34,906		$32,800

Percentage of Private Education Loans in repayment		58.6%		49.3%

Delinquencies as a percentage of Private Education Loans in repayment		12.6%		9.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.8%		11.5%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the three and nine months ended September 30, 2009 and 2008.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$1,396	$1,129	$544	$377	$1,940	$1,506
Provision for Private Education
Loan losses	287	136	126	66	413	202
Charge-offs	(293)	(76)	(150)	(36)	(443)	(112)
Reclassification of interest reserve(1)	11	8	2	2	13	10

Allowance at end of period	$1,401	$1,197	$522	$409	$1,923	$1,606

Charge-offs as a percentage of average loans in repayment (annualized)	9.6%	3.5%	6.2%	1.8%	8.1%	2.7%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	8.9%	3.1%	5.9%	1.5%	7.6%	2.3%
Allowance as a percentage of the ending total loan balance	5.7%	5.6%	3.9%	3.0%	5.1%	4.6%
Allowance as a percentage of ending loans in repayment	11.4%	13.3%	5.5%	5.0%	8.9%	9.3%
Average coverage of charge-offs (annualized)	1.2	3.9	.9	2.9	1.1	3.6
Ending total loans(2)	$24,439	$21,548	$13,280	$13,721	$37,719	$35,269
Average loans in repayment	$12,083	$8,703	$9,585	$8,103	$21,668	$16,806
Ending loans in repayment	$12,254	$9,016	$9,458	$8,230	$21,712	$17,246

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$1,308	$1,004	$505	$362	$1,813	$1,366
Provision for Private Education
Loan losses	733	374	339	152	1,072	526
Charge-offs	(671)	(206)	(329)	(109)	(1,000)	(315)
Reclassification of interest reserve(1)	31	25	7	4	38	29

Allowance at end of period	$1,401	$1,197	$522	$409	$1,923	$1,606

Charge-offs as a percentage of average loans in repayment (annualized)	7.7%	3.5%	4.6%	1.9%	6.3%	2.7%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	7.1%	3.0%	4.3%	1.6%	5.9%	2.3%
Allowance as a percentage of the ending total loan balance	5.7%	5.6%	3.9%	3.0%	5.1%	4.6%
Allowance as a percentage of ending loans in repayment	11.4%	13.3%	5.5%	5.0%	8.9%	9.3%
Average coverage of charge-offs (annualized)	1.6	4.4	1.2	2.8	1.4	3.8
Ending total loans(2)	$24,439	$21,548	$13,280	$13,721	$37,719	$35,269
Average loans in repayment	$11,634	$7,933	$9,543	$7,794	$21,177	$15,727
Ending loans in repayment	$12,254	$9,016	$9,458	$8,230	$21,712	$17,246

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at September 30, 2009 and 2008.

	September 30, 2009			September 30, 2008
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$32,891	$4,828	$37,719	$30,177	$5,092	$35,269
Ending loans in repayment	18,922	2,790	21,712	14,605	2,641	17,246
Private Education Loan allowance for losses	1,005	918	1,923	681	925	1,606
Charge-offs as a percentage of average loans in repayment (annualized)	5.1%	28.5%	8.1%	1.4%	10.0%	2.7%
Allowance as a percentage of ending total loan balance	3.1%	19.0%	5.1%	2.3%	18.2%	4.6%
Allowance as a percentage of ending loans in repayment	5.3%	32.9%	8.9%	4.7%	35.0%	9.3%
Average coverage of charge-offs (annualized)	1.1	1.1	1.1	3.5	3.7	3.6
Delinquencies as a percentage of Private Education Loans in repayment	9.7%	32.2%	12.6%	6.3%	26.3%	9.4%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.6%	17.8%	6.3%	2.3%	11.9%	3.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	5.4%	8.1%	5.8%	11.0%	14.4%	11.5%
Percentage of Private Education Loans with a cosigner	61%	27%	57%	59%	26%	54%
Average FICO at origination	725	623	713	723	622	710

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Managed provision expense was $202 million in the third quarter of 2008, $362 million in the second quarter of 2009 and $413 million in the third quarter of 2009. The increase in provision expense from the year-ago period relates primarily to an increase in charge-off expectations as a result of the continued weakening of the U.S. economy. Provision expense remained elevated in the third quarter of 2009 compared to the prior quarter due to the continued uncertainty of the U.S. economy. The Private Education Loan portfolio had experienced a significant increase in delinquencies through the first quarter of 2009; however, delinquencies declined in the second and third quarters of 2009. The Company believes charge-offs peaked in the third quarter of 2009 and will decline in future quarters. The increase in charge-off levels through the third quarter of 2009 was generally anticipated and was previously reflected in our Allowance for Loan Losses. As of September 30, 2009, the Managed Private Education Loan allowance coverage of annualized current-quarter charge-offs ratio was 1.1 compared to 3.6 as of September 20, 2008. The decrease in the allowance coverage ratio to 1.1 was expected as the Company believes charge-offs peaked in the third quarter of 2009 and will decline in future quarters. The Allowance for Loan Losses as a percentage of ending Private Education Loans in repayment has remained relatively consistent at approximately 9 percent between September 30, 2008 and September 30, 2009, despite the very high levels of charge-offs over the last year. Managed delinquencies as a percentage of Private Education Loans in repayment decreased from 12.7 percent as of June 30, 2009 to 12.6 percent as of September 30, 2009. Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 6.5 percent as of June 30, 2009 to 5.8 percent at September 30, 2009. On a year-over-year basis, overall delinquencies as a percentage of loans in repayment increased from 9.4 percent to 12.6 percent, while forbearances decreased from 11.5 percent to 5.8 percent. As part of concluding that the Allowance for Loan Losses for Private Education Loan losses is appropriate as of September 30, 2009, the Company analyzed changes in the key ratios disclosed in the table above.

Borrowers use the proceeds of Private Education Loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, borrowers’ repayment capability is expected to improve between the time the loan is made and the time they enter the post-education work force. Consistent with FFELP loans, we formerly allowed the loan repayment period on higher education Private Education Loans to begin six months after the borrower graduates (or “grace period”). This provides the borrower time after graduation to obtain a job to service the debt. For the Company’s Smart Option Student Loan product, borrowers are required to begin making interest only payments within 60 days of disbursements. For borrowers that need more time or experience hardships, we offer periods of forbearance similar to that provided to borrowers in the FFELP.

Forbearance involves granting the borrower a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance in this manner effectively extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting the forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of ultimate collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a borrower’s unique situation, including assumptions based on historical information and judgments. We combine borrower information with a risk-based segmentation model to assist in our decision making as to who will be granted forbearance based on our expectation as to a borrower’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio, as well as encouraging cash resolution of delinquent loans.

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

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month end has decreased over the course of 2008 and 2009. In addition, the monthly average amount of loans granted forbearance as a percentage of loans in repayment and forbearance declined to 5.5 percent for the third quarter of 2009 compared to the year-ago quarter of 6.1 percent. As of September 30, 2009, 3 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current during September. The majority of these borrowers would have previously received a forbearance which resulted in their loan being reflected in the forbearance status at month end, and eventually entering repayment status as current at the end of the forbearance period. These borrowers are now being placed in repayment status earlier than they previously would have been.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, over 70 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 14 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses.

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance for the	entering repayment	loans never entering
	first time	(all loans)	forbearance

In-school/grace/deferment	8.2%	8.1%	3.0%
Current	52.9	58.5	64.7
Delinquent 31-60 days	3.2	2.0	.5
Delinquent 61-90 days	1.9	1.1	.2
Delinquent greater than 90 days	3.9	2.3	.3
Forbearance	6.3	4.5	—
Defaulted	13.8	7.2	5.1
Paid	9.8	16.3	26.2

Total	100%	100%	100%

The tables below show the composition and status of the Managed Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2009, loans in forbearance status as a percentage of loans in repayment and forbearance are 7.6 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 2.6 percent for loans that have been in active repayment status for more than 48 months. Approximately 86 percent of our Managed Private Education Loans in forbearance status have been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due			Not Yet in
September 30, 2009	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$14,047	$14,047
Loans in forbearance	1,135	133	57	—	1,325
Loans in repayment — current	11,594	4,685	2,695	—	18,974
Loans in repayment — delinquent 31-60 days	696	114	53	—	863
Loans in repayment — delinquent 61-90 days	422	63	29	—	514
Loans in repayment — delinquent greater than 90 days	1,124	162	75	—	1,361

Total	$14,971	$5,157	$2,909	$14,047	37,084

Unamortized discount					(890)
Receivable for partially charged-off loans					635
Allowance for loan losses					(1,923)

Total Managed Private Education Loans, net					$34,906

Loans in forbearance as a percentage of loans in repayment and forbearance	7.6%	2.6%	2.0%	—%	5.8%

	Monthly Scheduled Payments Due			Not Yet in
September 30, 2008	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$15,522	$15,522
Loans in forbearance	2,078	117	49	—	2,244
Loans in repayment — current	10,421	3,308	1,906	—	15,635
Loans in repayment — delinquent 31-60 days	499	71	40	—	610
Loans in repayment — delinquent 61-90 days	302	33	17	—	352
Loans in repayment — delinquent greater than 90 days	544	68	37	—	649

Total	$13,844	$3,597	$2,049	$15,522	35,012

Unamortized discount					(863)
Receivable for partially charged-off loans					257
Allowance for loan losses					(1,606)

Total Managed Private Education Loans, net					$32,800

Loans in forbearance as a percentage of loans in repayment and forbearance	15.0%	3.3%	2.4%	—%	11.5%

The table below stratifies the portfolio of Managed Private Education Loans in forbearance status as of the dates indicated by the cumulative number of months the borrower has used forbearance. As detailed in the table below, 4 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	September 30, 2009		September 30, 2008
	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total

Up to 12 months	$928	70%	$1,520	67%
13 to 24 months	344	26	598	27
More than 24 months	53	4	126	6

Total	$1,325	100%	$2,244	100%

The Company has also begun using loan modifications, in the form of interest rate reductions, as a collections tool to assist borrowers who may need temporary payment relief during this economic downturn. If the Company believes a loan modification may result in the borrower eventually being able to resume making full monthly payments, then the Company may temporarily reduce the borrower’s interest rate for up to one year. The borrower continues to make monthly payments during this period at a reduced interest rate. As of September 30, 2009, approximately $100 million of Private Education Loans have been modified under this loan modification program, of which approximately 50 percent were non-traditional Private Education Loans.

FFELP Loan Losses

FFELP Delinquencies and Forbearance

The tables below present our FFELP loan delinquency trends as of September 30, 2009 and 2008. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	September 30, 2009		September 30, 2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$50,795		$40,056
Loans in forbearance(2)	13,459		12,035
Loans in repayment and percentage of each status:
Loans current	57,934	83.0%	56,874	84.8%
Loans delinquent 31-60 days(3)	4,225	6.0	3,707	5.5
Loans delinquent 61-90 days(3)	2,041	2.9	1,683	2.5
Loans delinquent greater than 90 days(3)	5,633	8.1	4,810	7.2

Total FFELP loans in repayment	69,833	100%	67,074	100%

Total FFELP loans, gross	134,087		119,165
FFELP loan unamortized premium	2,419		2,449

Total FFELP loans	136,506		121,614
FFELP loan allowance for losses	(156)		(123)

FFELP loans, net	$136,350		$121,491

Percentage of FFELP loans in repayment		52.1%		56.3%

Delinquencies as a percentage of FFELP loans in repayment		17.0%		15.2%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.2%		15.2%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	September 30, 2009		September 30, 2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,705		$4,479
Loans in forbearance(2)	2,715		2,869
Loans in repayment and percentage of each status:
Loans current	11,584	83.1%	12,743	82.2%
Loans delinquent 31-60 days(3)	816	5.9	893	5.8
Loans delinquent 61-90 days(3)	393	2.8	422	2.7
Loans delinquent greater than 90 days(3)	1,148	8.2	1,446	9.3

Total FFELP loans in repayment	13,941	100%	15,504	100%

Total FFELP loans, gross	20,361		22,852
FFELP loan unamortized premium	588		576

Total FFELP loans	20,949		23,428
FFELP loan allowance for losses	(25)		(29)

FFELP loans, net	$20,924		$23,399

Percentage of FFELP loans in repayment		68.5%		67.9%

Delinquencies as a percentage of FFELP loans in repayment		16.9%		17.8%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.3%		15.6%

	Managed Basis FFELP
	Loan Delinquencies
	September 30, 2009		September 30, 2008
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$54,500		$44,535
Loans in forbearance(2)	16,174		14,904
Loans in repayment and percentage of each status:
Loans current	69,518	83.0%	69,617	84.3%
Loans delinquent 31-60 days(3)	5,041	6.0	4,600	5.6
Loans delinquent 61-90 days(3)	2,434	2.9	2,105	2.5
Loans delinquent greater than 90 days(3)	6,781	8.1	6,256	7.6

Total FFELP loans in repayment	83,774	100%	82,578	100%

Total FFELP loans, gross	154,448		142,017
FFELP loan unamortized premium	3,007		3,025

Total FFELP loans	157,455		145,042
FFELP loan allowance for losses	(181)		(152)

FFELP loans, net	$157,274		$144,890

Percentage of FFELP loans in repayment		54.2%		58.2%

Delinquencies as a percentage of FFELP loans in repayment		17.0%		15.7%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.2%		15.3%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The provision for FFELP loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses in the portfolio of FFELP loans.

The following table summarizes changes in the allowance for FFELP loan losses for the three and nine months ended September 30, 2009 and 2008.

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$153	$98	$27	$25	$180	$123
Provision for FFELP loan losses	21	40	1	10	22	50
Charge-offs	(17)	(16)	(3)	(5)	(20)	(21)
Increase (decrease) for student loan sales and other	(1)	1	—	(1)	(1)	—

Allowance at end of period	$156	$123	$25	$29	$181	$152

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	.1%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	.1%	.1%	.1%	.1%
Allowance as a percentage of the ending total loan balance	.1%	.1%	.1%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	.2%	.2%	.2%	.2%
Average coverage of charge-offs (annualized)	2.3	1.9	2.0	1.3	2.3	1.8
Ending total loans, gross	$134,087	$119,165	$20,361	$22,852	$154,448	$142,017
Average loans in repayment	$69,680	$66,859	$14,032	$15,687	$83,712	$82,546
Ending loans in repayment	$69,833	$67,074	$13,941	$15,504	$83,774	$82,578

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Allowance at beginning of period	$138	$89	$27	$29	$165	$118
Provision for FFELP loan losses	81	76	10	18	91	94
Charge-offs	(61)	(43)	(11)	(17)	(72)	(60)
Student loan sales and securitization activity	(2)	1	(1)	(1)	(3)	—

Allowance at end of period	$156	$123	$25	$29	$181	$152

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	.1%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	.1%	.1%	.1%	.1%
Allowance as a percentage of the ending total loan balance	.1%	.1%	.1%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	.2%	.2%	.2%	.2%
Average coverage of charge-offs (annualized)	1.9	2.2	1.6	1.2	1.9	1.9
Ending total loans, gross	$134,087	$119,165	$20,361	$22,852	$154,448	$142,017
Average loans in repayment	$69,196	$65,692	$14,455	$16,325	$83,651	$82,017
Ending loans in repayment	$69,833	$67,074	$13,941	$15,504	$83,774	$82,578

Total Provisions for Loan Losses

The following tables summarize the total provisions for loan losses on both an on-balance sheet basis and a Managed Basis for the three and nine months ended September 30, 2009 and 2008.

Total on-balance sheet loan provisions

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Private Education Loans	$287	$136	$733	$374
FFELP Loans	21	40	81	76
Mortgage and consumer loans	13	11	36	17

Total on-balance sheet provisions for loan losses	$321	$187	$850	$467

Total Managed Basis loan provisions

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Private Education Loans	$413	$202	$1,072	$526
FFELP Loans	22	50	91	94
Mortgage and consumer loans	13	11	36	17

Total Managed Basis provisions for loan losses	$448	$263	$1,199	$637

Provision expense for Private Education Loans was previously discussed above (see “Private Education Loan Losses — Allowance for Private Education Loan Losses”).

Total Loan Charge-offs

The following tables summarize the total loan charge-offs on both an on-balance sheet basis and a Managed Basis for the three and nine months ended September 30, 2009 and 2008.

Total on-balance sheet loan charge-offs

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Private Education Loans	$293	$76	$671	$206
FFELP Loans	17	16	61	43
Mortgage and consumer loans	9	4	24	11

Total on-balance sheet loan net charge-offs	$319	$96	$756	$260

Total Managed loan charge-offs

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Private Education Loans	$443	$112	$1,000	$315
FFELP Loans	20	21	72	60
Mortgage and consumer loans	9	4	24	11

Total Managed loan charge-offs	$472	$137	$1,096	$386

Receivable for Partially Charged-Off Private Education Loans

The Company charges off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged off loans.” If actual periodic recoveries are less than expected, the difference is charged off and immediately included in provision expense.

The following tables summarize the activity in the receivable for partially charged-off loans (see “Allowance for Private Education Loan Losses” above for a further discussion) for the three and nine months ended September 30, 2009 and 2008.

	Activity in Receivable for Partially Charged-Off Loans
	On-balance sheet		Off-balance sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Receivable at beginning of period	$338	$159	$149	$58	$487	$217
Expected future recoveries of current period defaults	108	34	55	17	163	51
Recoveries	(11)	(9)	(4)	(2)	(15)	(11)

Receivable at end of period	$435	$184	$200	$73	$635	$257

	Activity in Receivable for Partially Charged-Off Loans
	On-balance sheet		Off-balance sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Receivable at beginning of period	$222	$118	$92	$28	$314	$146
Expected future recoveries of current period defaults	243	93	119	51	362	144
Recoveries	(30)	(27)	(11)	(6)	(41)	(33)

Receivable at end of period	$435	$184	$200	$73	$635	$257

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$6,778	$1,077	$7,855
Other commitment clients	80	—	80
Spot purchases	456	—	456
Consolidations and clean-up calls of off-balance sheet securitized loans	1,201	130	1,331
Capitalized interest, premiums and discounts	647	158	805

Total on-balance sheet student loan acquisitions	9,162	1,365	10,527
Consolidations and clean-up calls of off-balance sheet securitized loans	(1,201)	(130)	(1,331)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	93	81	174

Total Managed student loan acquisitions	$8,054	$1,316	$9,370

	Three Months Ended
	September 30, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$6,187	$2,151	$8,338
Other commitment clients	193	—	193
Spot purchases	42	—	42
Consolidations from third parties	—	3	3
Consolidations and clean-up calls of off-balance sheet securitized loans	591	11	602
Capitalized interest, premiums and discounts	618	187	805

Total on-balance sheet student loan acquisitions	7,631	2,352	9,983
Consolidations and clean-up calls of off-balance sheet securitized loans	(591)	(11)	(602)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	128	123	251

Total Managed student loan acquisitions	$7,168	$2,464	$9,632

	Nine Months Ended
	September 30, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$17,985	$2,971	$20,956
Other commitment clients	283	—	283
Spot purchases	1,441	—	1,441
Consolidations and clean-up calls of off-balance sheet securitized loans	3,155	797	3,952
Capitalized interest, premiums and discounts	1,853	591	2,444

Total on-balance sheet student loan acquisitions	24,717	4,359	29,076
Consolidations and clean-up calls of off-balance sheet securitized loans	(3,155)	(797)	(3,952)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	268	325	593

Total Managed student loan acquisitions	$21,830	$3,887	$25,717

	Nine Months Ended
	September 30, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$15,209	$5,567	$20,776
Other commitment clients	637	—	637
Spot purchases	197	—	197
Consolidations from third parties	461	149	610
Consolidations and clean-up calls of off-balance sheet securitized loans	711	256	967
Capitalized interest, premiums and discounts	1,748	570	2,318

Total on-balance sheet student loan acquisitions	18,963	6,542	25,505
Consolidations and clean-up calls of off-balance sheet securitized loans	(711)	(256)	(967)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	347	477	824

Total Managed student loan acquisitions	$18,599	$6,763	$25,362

Total On-Balance Sheet Assets — Lending Business Segment

The following table includes on-balance sheet asset information for our Lending business segment.

	September 30,	December 31,
	2009	2008

FFELP Stafford and Other Student Loans, net	$43,258	$44,025
FFELP Stafford Loans Held-for-Sale	23,846	8,451
FFELP Consolidation Loans, net	69,246	71,744
Private Education Loans, net	22,495	20,582
Other loans, net	455	729
Investments(1)	12,422	8,445
Retained Interest in off-balance sheet securitized loans	1,838	2,200
Other(2)	10,520	9,947

Total assets	$184,080	$166,123

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Loan Originations

The Company originates loans under its own brand names, which we refer to as internal lending brands, and also through Lender Partners under forward contracts to purchase loans at contractual prices.

Our FFELP internal brand originations were up sharply in the third quarter of 2009, increasing 28 percent from the year-ago quarter. Our FFELP Lender Partner originations increased 10 percent over the same period. A number of these Lender Partners, including some of our largest originators, have converted to third-party servicing arrangements in which we service loans on their behalf.

Private Education Loan originations declined 58 percent from the year-ago period to $893 million in the quarter ended September 30, 2009, as a result of a continued tightening of our underwriting criteria, an increase in guaranteed student loan limits and the Company’s withdrawal from certain markets.

At September 30, 2009, the Company was committed to purchase $1.3 billion of loans originated by our Lender Partners ($0.8 billion of FFELP loans and $0.5 billion of Private Education Loans). Approximately $0.3 billion of these FFELP loans were originated prior to CCRAA. Approximately $0.4 billion of these FFELP loans are eligible for ED’s Purchase and Participation Programs (see “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”).

The following tables summarize our loan originations by type of loan and source.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Loan Originations — Internal lending brands
Stafford	$5,134	$4,002	$13,068	$8,511
PLUS	582	502	1,341	1,175
GradPLUS	443	319	878	626

Total FFELP	6,159	4,823	15,287	10,312
Private Education Loans	871	1,934	2,599	5,012

Total	$7,030	$6,757	$17,886	$15,324

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Loan Originations — Lender Partners
Stafford	$703	$655	$1,826	$3,275
PLUS	51	45	118	335
GradPLUS	27	11	54	59

Total FFELP	781	711	1,998	3,669
Private Education Loans	22	183	196	473

Total	$803	$894	$2,194	$4,142

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP loan portfolios.

	On-Balance Sheet
	Three Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$62,204	$70,102	$132,306	$21,851	$154,157
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(384)	(191)	(575)	(2)	(577)

Net consolidations	(384)	(191)	(575)	(2)	(577)
Acquisitions	7,645	316	7,961	1,235	9,196

Net acquisitions	7,261	125	7,386	1,233	8,619

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Repayments/claims/resales/other	(2,360)	(981)	(3,341)	(589)	(3,930)

Ending balance	$67,105	$69,246	$136,351	$22,495	$158,846

	Off-Balance Sheet
	Three Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$6,170	$15,170	$21,340	$12,621	$33,961
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(135)	(56)	(191)	(4)	(195)

Net consolidations	(135)	(56)	(191)	(4)	(195)
Acquisitions	30	63	93	81	174

Net acquisitions	(105)	7	(98)	77	(21)

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Repayments/claims/resales/other	(130)	(188)	(318)	(287)	(605)

Ending balance	$5,935	$14,989	$20,924	$12,411	$33,335

	Managed Portfolio
	Three Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$68,374	$85,272	$153,646	$34,472	$188,118
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(519)	(247)	(766)	(6)	(772)

Net consolidations	(519)	(247)	(766)	(6)	(772)
Acquisitions	7,675	379	8,054	1,316	9,370

Net acquisitions	7,156	132	7,288	1,310	8,598

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Repayments/claims/resales/other	(2,490)	(1,169)	(3,659)	(876)	(4,535)

Ending balance(4)	$73,040	84,235	$157,275	$34,906	$192,181

Total Managed Acquisitions(5)	$7,675	$379	$8,054	$1,316	$9,370

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

(4)	As of September 30, 2009, the ending balance includes $29.7 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(5)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three Months Ended September 30, 2008
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$43,147	$73,171	$116,318	$17,971	$134,289
Net consolidations:
Incremental consolidations from third parties	—	—	—	3	3
Consolidations to third parties	(178)	(148)	(326)	(9)	(335)

Net consolidations	(178)	(148)	(326)	(6)	(332)
Acquisitions	6,641	398	7,039	2,338	9,377

Net acquisitions	6,463	250	6,713	2,332	9,045

Internal consolidations(2)	—	—	—	3	3
Repayments/claims/resales/other	(685)	(855)	(1,540)	(469)	(2,009)

Ending balance	$48,925	$72,566	$121,491	$19,837	$141,328

	Off-Balance Sheet
	Three Months Ended September 30, 2008
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$8,475	$16,042	$24,517	$13,098	$37,615
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(108)	(34)	(142)	(8)	(150)

Net consolidations	(108)	(34)	(142)	(8)	(150)
Acquisitions	61	68	129	123	252

Net acquisitions	(47)	34	(13)	115	102

Internal consolidations(2)	—	—	—	(3)	(3)
Repayments/claims/resales/other	(745)	(360)	(1,105)	(247)	(1,352)

Ending balance	$7,683	$15,716	$23,399	$12,963	$36,362

	Managed Portfolio
	Three Months Ended September 30, 2008
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$51,622	$89,213	$140,835	$31,069	$171,904
Net consolidations:
Incremental consolidations from third parties	—	—	—	3	3
Consolidations to third parties	(286)	(182)	(468)	(17)	(485)

Net consolidations	(286)	(182)	(468)	(14)	(482)
Acquisitions	6,702	466	7,168	2,461	9,629

Net acquisitions	6,416	284	6,700	2,447	9,147

Internal consolidations(2)	—	—	—	—	—
Repayments/claims/resales/other	(1,430)	(1,215)	(2,645)	(716)	(3,361)

Ending balance(3)	$56,608	$88,282	$144,890	$32,800	$177,690

Total Managed Acquisitions(4)	$6,702	$466	$7,168	$2,464	$9,632

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of September 30, 2008, the ending balance includes $10.6 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Nine Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,476	$71,744	$124,220	$20,582	$144,802
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(790)	(385)	(1,175)	(5)	(1,180)

Net consolidations	(790)	(385)	(1,175)	(5)	(1,180)
Acquisitions	20,691	871	21,562	3,562	25,124

Net acquisitions	19,901	486	20,387	3,557	23,944

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	425	—	425	—	425
Repayments/claims/resales/other	(5,697)	(2,984)	(8,681)	(1,644)	(10,325)

Ending balance	$67,105	$69,246	$136,351	$22,495	$158,846

	Off-Balance Sheet
	Nine Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$7,143	$15,531	$22,674	$12,917	$35,591
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(317)	(99)	(416)	(12)	(428)

Net consolidations	(317)	(99)	(416)	(12)	(428)
Acquisitions	107	161	268	325	593

Net acquisitions	(210)	62	(148)	313	165

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	(425)	—	(425)	—	(425)
Repayments/claims/resales/other	(573)	(604)	(1,177)	(819)	(1,996)

Ending balance	$5,935	$14,989	$20,924	$12,411	$33,335

	Managed Portfolio
	Nine Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$59,619	$87,275	$146,894	$33,499	$180,393
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(1,107)	(484)	(1,591)	(17)	(1,608)

Net consolidations	(1,107)	(484)	(1,591)	(17)	(1,608)
Acquisitions	20,798	1,032	21,830	3,887	25,717

Net acquisitions	19,691	548	20,239	3,870	24,109

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Repayments/claims/resales/other	(6,270)	(3,588)	(9,858)	(2,463)	(12,321)

Ending balance(4)	$73,040	84,235	$157,275	$34,906	$192,181

Total Managed Acquisitions(5)	$20,798	$1,032	$21,830	$3,887	$25,717

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

(4)	As of September 30, 2009, the ending balance includes $29.7 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(5)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Nine Months Ended September 30, 2008
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$35,726	$73,609	$109,335	$14,818	$124,153
Net consolidations:
Incremental consolidations from third parties	—	461	461	149	610
Consolidations to third parties	(519)	(270)	(789)	(34)	(823)

Net consolidations	(519)	191	(328)	115	(213)
Acquisitions	16,702	1,088	17,790	6,137	23,927

Net acquisitions	16,183	1,279	17,462	6,252	23,714

Internal consolidations(2)	(409)	529	120	228	348
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(2,575)	(2,851)	(5,426)	(1,461)	(6,887)

Ending balance	$48,925	$72,566	$121,491	$19,837	$141,328

	Off-Balance Sheet
	Nine Months Ended September 30, 2008
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,472	$16,441	$25,913	$13,510	$39,423
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(190)	(57)	(247)	(51)	(298)

Net consolidations	(190)	(57)	(247)	(51)	(298)
Acquisitions	183	165	348	477	825

Net acquisitions	(7)	108	101	426	527

Internal consolidations(2)	(84)	(36)	(120)	(228)	(348)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,698)	(797)	(2,495)	(745)	(3,240)

Ending balance	$7,683	$15,716	$23,399	$12,963	$36,362

	Managed Portfolio
	Nine Months Ended September 30, 2008
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$45,198	$90,050	$135,248	$28,328	$163,576
Net consolidations:
Incremental consolidations from third parties	—	461	461	149	610
Consolidations to third parties	(709)	(327)	(1,036)	(85)	(1,121)

Net consolidations	(709)	134	(575)	64	(511)
Acquisitions	16,885	1,253	18,138	6,614	24,752

Net acquisitions	16,176	1,387	17,563	6,678	24,241

Internal consolidations(2)	(493)	493	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(4,273)	(3,648)	(7,921)	(2,206)	(10,127)

Ending balance(3)	$56,608	$88,282	$144,890	$32,800	$177,690

Total Managed Acquisitions(4)	$16,885	$1,714	$18,599	$6,763	$25,362

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	As of September 30, 2008, the ending balance includes $10.6 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.

(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

Other Income — Lending Business Segment

The following table summarizes the components of “Core Earnings” other income, net, for our Lending business segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gains on debt repurchases	$74	$16	$463	$37
Late fees and forbearance fees	39	36	107	107
Gains on sales of loans	12	—	12	1
Other	4	3	9	16

Total other income, net	$129	$55	$591	$161

The change in other income over the prior periods presented is primarily the result of the gains on debt repurchased. The Company began repurchasing its outstanding debt in the second quarter of 2008. The Company repurchased $1.4 billion and $580 million face amount of its senior unsecured notes for the quarters ended September 30, 2009 and 2008, respectively, and repurchased $2.7 billion and $1.8 billion face amount of its senior unsecured notes for the nine months ended September 30, 2009 and 2008, respectively. Since the second quarter of 2008, the Company repurchased $4.6 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2014.

The $12 million of gains on sales of loans in the third quarter 2009 related to the gain on sale of approximately $840 million face amount of FFELP loans to the ED as part of the ED Purchase Program.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales and originations	$60	$57	$156	$195
Servicing	71	59	202	181
Corporate overhead	23	26	77	84

Total operating expenses	$154	$142	$435	$460

Operating expenses for our Lending business segment include costs incurred to acquire student loans and to service our Managed student loan portfolio, as well as other general and administrative expenses. For the quarters ended September 30, 2009 and 2008, operating expenses for the Lending business segment totaled $154 million and $142 million, respectively. Operating expenses were 32 basis points of average Managed student loans in both the third quarters of 2009 and 2008.

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

	Three Months Ended September 30, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$—	$—	$82	$82
Collections revenue (loss)	21	(5)	—	16

Total income (loss)	21	(5)	82	98
Restructuring expenses	—	1	—	1
Operating expenses	33	6	41	80

Total expenses	33	7	41	81
Net interest expense	2	1	2	5

Income (loss) before income tax expense (benefit) and noncontrolling interest	(14)	(13)	39	12
Income tax expense (benefit)	(5)	(5)	15	5

Income (loss) before noncontrolling interest	(9)	(8)	24	7
Noncontrolling interest	—	—	—	—

“Core Earnings” net income (loss)	$(9)	$(8)	$24	$7

	Three Months Ended September 30, 2008
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$2	$—	$87	$89
Collections revenue (loss)	(39)	(130)	—	(169)

Total income (loss)	(37)	(130)	87	(80)
Restructuring expenses	4	—	—	4
Operating expenses	52	9	45	106

Total expenses	56	9	45	110
Net interest expense	3	1	2	6

Income (loss) before income tax expense (benefit) and noncontrolling interest	(96)	(140)	40	(196)
Income tax expense (benefit)	(36)	(51)	14	(73)

Income (loss) before noncontrolling interest	(60)	(89)	26	(123)
Noncontrolling interest	1	—	—	1

“Core Earnings” net income (loss)	$(61)	$(89)	$26	$(124)

	Nine Months Ended September 30, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$2	$—	$228	$230
Collections revenue (loss)	88	(72)	—	16

Total income (loss)	90	(72)	228	246
Restructuring expenses	—	3	—	3
Operating expenses	108	20	132	260

Total expenses	108	23	132	263
Net interest expense	7	3	5	15

Income (loss) before income tax expense (benefit) and noncontrolling interest	(25)	(98)	91	(32)
Income tax expense (benefit)	(9)	(36)	33	(12)

Income (loss) before noncontrolling interest	(16)	(62)	58	(20)
Noncontrolling interest	1	—	—	1

“Core Earnings” net income (loss)	$(17)	$(62)	$58	$(21)

	Nine Months Ended September 30, 2008
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$9	$—	$250	$259
Collections revenue (loss)	70	(155)	—	(85)

Total income (loss)	79	(155)	250	174
Restructuring expenses	5	—	5	10
Operating expenses	156	28	138	322

Total expenses	161	28	143	332
Net interest expense	10	4	6	20

Income (loss) before income tax expense (benefit) and noncontrolling interest	(92)	(187)	101	(178)
Income tax expense (benefit)	(33)	(69)	37	(65)

Income (loss) before noncontrolling interest	(59)	(118)	64	(113)
Noncontrolling interest	3	—	—	3

“Core Earnings” net income (loss)	$(62)	$(118)	$64	$(116)

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

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company has not bought any additional purchased paper in excess of these obligations. The Company recognized $9 million and $39 million of impairment in the third quarter of 2009 and 2008, respectively. The total impairment for the year ended December 31, 2008 was $55 million.

The Company’s Purchased Paper — Mortgage/Properties business has not purchased any new mortgage/property assets since March 2008 and will work-out and liquidate its portfolio as quickly and economically as possible. During 2009, real estate values continued to decline as a result of the weakening U.S. economy and expected future resolution time-frames were extended. As a result, the Company recorded impairment of $12 million and $147 million in the third quarter of 2009 and 2008, respectively. The total impairment for the year ended December 31, 2008 was $262 million.

On October 22, 2009, GRP Loan, LLC and GRP Strategies, LLC, wholly-owned subsidiaries of the Company, entered into a definitive sale agreement to sell $367 million in assets, which is substantially all of the mortgage loan and real estate assets of the Purchased Paper — Mortgage/Properties business, for $279 million. The transaction closed on October 26, 2009. In connection with this transaction, the Company will recognize an after-tax loss of approximately $85 million to $95 million in the fourth quarter of 2009.

Purchased Paper — Non-Mortgage

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Face value of purchases for the period	$—	$1,496	$390	$4,375
Purchase price for the period	—	116	30	384
Purchase price as a percentage of face value purchased	—%	7.8%	7.6%	8.8%
Gross Cash Collections (“GCC”)	$72	$166	$315	$497
Collections revenue (loss)	21	(39)	88	70
Collections revenue (loss) as a percentage of GCC	34%	(23)%	29%	14%
Carrying value of purchased paper	$373	$544	$373	$544

Purchased Paper — Mortgage/Properties

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Face value of purchases for the period	$—	$—	$—	$39
Collections revenue (loss), net of impairments	(5)	(130)	(72)	(155)
Collateral value of purchases	—	—	—	29
Purchase price for the period	—	—	—	19
Purchase price as a percentage of collateral fair value	—%	—%	—%	66%
Carrying value of purchased paper	$375	$798	$375	$798
Carrying value of purchased paper as a percentage of collateral fair value	68%	69%	68%	69%

The carrying value of purchased paper (the basis we carry on our balance sheet) as a percentage of collateral fair value has decreased in the third quarter of 2009 as a result of the impairment recognized this quarter.

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our APG business segment.

	September 30,	December 31,	September 30,
	2009	2008	2008

Contingency:
Student loans	$9,191	$8,498	$9,482
Other	1,472	1,752	1,714

Total	$10,663	$10,250	$11,196

Operating Expenses — APG Business Segment

For the quarters ended September 30, 2009 and September 30, 2008, operating expenses for the APG business segment totaled $80 million and $106 million, respectively. The decrease in operating expenses from the year-ago quarter was primarily due to the Company’s continued cost reduction efforts and the reduction in the size of the purchased paper portfolios.

Total On-Balance Sheet Assets — APG Business Segment

At September 30, 2009 and December 31, 2008, the APG business segment had total assets of $1.4 billion and $2.1 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

			% Increase			% Increase
	Three Months		(Decrease)	Nine Months		(Decrease)
	Ended September 30,		2009 vs.	Ended September 30,		2009 vs.
	2009	2008	2008	2009	2008	2008

Net interest income after provisions for loan losses	$2	$2	—%	$3	$3	—%
Guarantor servicing fees	48	37	30	107	95	13
Loan servicing fees	17	6	183	35	17	106
Upromise	28	28	—	79	80	(1)
Other	11	17	(35)	38	50	(24)

Total other income	104	88	18	259	242	7
Restructuring expenses	1	7	(86)	3	22	(86)
Operating expenses	75	68	10	211	213	(1)

Total expenses	76	75	1	214	235	(9)

Income (loss) before income tax expense	30	15	100	48	10	380
Income tax expense (benefit)	11	6	83	18	3	500

“Core Earnings” net income (loss)	$19	$9	111%	$30	$7	329%

Loan servicing fees increased in the third quarter 2009 over the year-ago quarters primarily due to additional loan conversion fees that were earned by the Company when third-party servicing clients sold their FFELP loans to ED under the ED Purchase Program in the third quarter of 2009.

United Student Aid Funds, Inc. (“USA Funds”), the nation’s largest guarantee agency, accounted for 85 percent and 81 percent, respectively, of guarantor servicing fees and 3 percent and 12 percent, respectively, of revenues associated with other products and services for the quarters ended September 30, 2009 and 2008.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment for the three and nine months ended September 30, 2009 and 2008.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Operating expenses	$30	$26	$79	$69
Upromise	22	22	66	70
General and administrative expenses	23	20	66	74

Total operating expenses	$75	$68	$211	$213

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties, perform guarantor servicing on behalf of guarantor agencies, operate our Upromise subsidiary, as well as information technology expenses related to these functions. Operating expenses also include unallocated corporate overhead expenses for centralized headquarters functions. For the quarters ended September 30, 2009 and 2008, operating expenses for the Corporate and Other business segment totaled $75 million and $68 million, respectively. The increase in operating expenses for the third quarter of 2009 versus the year-ago quarter was primarily due to higher expenses incurred to reconfigure the Company’s servicing system to meet the requirements of the ED Servicing Contract awarded to the Company on June 17, 2009 to service FFELP loans that will be sold to ED.

Total On-Balance Sheet Assets — Corporate and Other Business Segment

At September 30, 2009 and December 31, 2008, the Corporate and Other business segment had total assets of $946 million and $685 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following “LIQUIDITY AND CAPITAL RESOURCES” discussion concentrates on our Lending business segment. Our APG contingency collections and Corporate and Other business segments are not capital intensive businesses and, as such, a minimal amount of debt capital is allocated to these segments.

Historically, we funded new loan originations with a combination of term unsecured debt and student loan asset-backed securities. Following the Proposed Merger announcement in April 2007, we temporarily suspended issuance of unsecured debt and began funding loan originations primarily through the issuance of student loan asset-backed securities and short-term secured student loan financing facilities. In June 2008, the Company accessed the corporate bond market with a $2.5 billion issue of 10-year senior unsecured notes. In August 2008, we began funding new FFELP Stafford and PLUS student loan originations for AY 2008-2009 pursuant to ED’s Loan Participation Program. During the fourth quarter of 2008, the Company began retaining its Private Education Loan originations in its banking subsidiary, Sallie Mae Bank, and funding these assets with term bank deposits. In May 2009, we began using the ED Conduit Program to fund FFELP Stafford and PLUS loans. We discuss these liquidity sources below.

In the near term, we expect to continue to use ED’s Purchase and Participation Programs to fund future FFELP Stafford and PLUS loan originations and to use deposits at Sallie Mae Bank and potentially term asset-backed securities to fund Private Education Loan originations. We plan to use term asset-backed securities, asset-backed financing facilities, cash flows provided by earnings and repayment of principal on our unencumbered student loan assets, as well as other sources, to refinance maturing debt and provide cash for operations and other needs.

ED Funding Programs

In August 2008, ED implemented the Loan Purchase Commitment Program (“Purchase Program”) and the Loan Purchase Participation Program (“Participation Program”) pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate of the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Under the terms of the Participation Program, on September 30, 2010, AY 2009-2010 loans funded under the Participation Program must be either repurchased by the Company or sold to ED pursuant to the Participation Program, which has identical economics to the Purchase Program. Given the state of the credit markets, we currently expect to sell all of the loans we fund under the Participation Program to ED. Loans eligible for the Participation or Purchase Programs were originally limited to FFELP Stafford or PLUS, first disbursed on or after May 1, 2008 but no later than July 1, 2009, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. On October 7, 2008, legislation was enacted extending ED’s authority to finance and purchase FFELP Stafford and PLUS loans made for AY’s 2009-2010, and allowing for the extension of ED’s Purchase and Participation Programs from September 30, 2009 to September 30, 2010. On November 8, 2008, ED formally announced new purchase and participation programs which cover eligible loans originated for the AY 2009-2010. On January 15, 2009, ED announced that the terms of the programs for AY 2009-2010 will replicate in all material respects the terms of the programs for AY 2008-2009. The Company applied for these AY 2009-2010 funding programs in June 2009 and its participation was approved on July 31, 2009.

On August 14, 2008, the Company received its initial advance under the Participation Program. As of September 30, 2009, the Company had $22.9 billion of advances outstanding under the Participation Program. Through October 15, 2009, the Company has sold to ED approximately $18.5 billion face amount of loans as part of the Purchase Program (approximately $840 million face amount was sold in the third quarter of 2009). Outstanding debt of $18.5 billion has been paid down related to the Participation Program in connection with these loan sales. The remaining loans are part of the AY 2009-2010 funding program and, given current market conditions, we expect to sell these loans in the third quarter of 2010.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements including with respect to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and will accept eligible loans through July 1, 2010. The ED Conduit Program has a term of five years and will expire on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. The Student Loan Short-Term Notes (“SLST Notes”), issued by the ED Conduit, are supported by a combination of i) Funding Notes backed by FFELP student loans, ii) the Liquidity Agreement with the Federal Financing Bank (“FFB”), and iii) the Put Agreement provided by ED. If the conduit does not have sufficient funds to pay all SLST Notes, then those SLST Notes will be repaid with funds from the FFB. The FFB will hold the notes for a short period of time and, if at the end of that time, the SLST Notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through the Put Agreement at a price of 97 percent of the face amount of the loans. As of September 30, 2009, approximately $14.1 billion face amount of our Stafford and PLUS loans were funded through the ED Conduit Program with a weighted average issuance cost of approximately 0.87 percent. As of September 30, 2009, there are approximately $1.1 billion face amount of additional FFELP Stafford and PLUS loans (excluding loans currently in the Participation Program) that can be funded through the ED Conduit Program.

Additional Funding Sources for General Corporate Purposes

In addition to funding FFELP loans through ED’s Participation and Purchase Programs and the ED Conduit Program, the Company employs other financing sources for general corporate purposes, which includes originating Private Education Loans, repurchases and repayments of unsecured debt obligations.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings and indentured trusts, comprised 82 percent of our Managed debt outstanding at September 30, 2009 versus 78 percent at September 30, 2008.

Sallie Mae Bank

During the fourth quarter of 2008, Sallie Mae Bank, our Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits primarily through intermediaries in the retail brokered CD market. Given the disruptions in the capital markets during the first half of 2009, Sallie Mae Bank raised deposits in excess of loan growth for that period to prefund expected asset growth in the second half of 2009. As a result, in the third quarter of 2009, Sallie Mae Bank did not raise additional deposits. As of September 30, 2009, total term bank deposits were $5.9 billion. As of September 30, 2009, $4.2 billion of Private Education Loans were held at Sallie Mae Bank. We ultimately expect to raise additional long-term financing, through Private Education Loan securitizations or other financings, to fund these loans. In the near term, we expect Sallie Mae Bank to continue to fund newly originated Private Education Loans through long-term bank deposits.

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

In April 2009, we completed three FFELP long-term ABS transactions totaling $5.1 billion. The FFELP transactions were composed primarily of FFELP consolidation loans which were not eligible for the ED Conduit Program or the Term Asset-Backed Securities Loan Facility (“TALF”) discussed below. Although we have demonstrated our access to the ABS market in 2009 and we expect ABS financing to remain a primary source of funding over the long term, we expect our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. At present, while the markets have demonstrated some signs of recovery, we are unable to predict when market conditions will allow for more regular, reliable and cost-effective access to the term ABS market. In May 2009, we completed a $2.6 billion Private Education Loan term ABS issue. In July 2009, we completed a $1.1 billion Private Education Loan term ABS issue. In August 2009, we completed a $1.7 billion Private Education Loan term ABS issue. These transactions were private placements and TALF-eligible. See “Term Asset-Backed Securities Loan Facility (“TALF”)” below for additional details.

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP student loan ABCP conduit facility (the “2008 FFELP ABCP Facility”); (ii) a $5.9 billion Private Education Loan ABCP conduit facility (the “2008 Private Education Loan ABCP Facility”) (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities was 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities was approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding upfront and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varies based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized upfront fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable ABCP facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset-Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market.

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

On April 24, 2009, the Company extended the maturity of $21.8 billion of the 2008 FFELP ABCP Facility for one year to April 23, 2010. The Company also extended its 2008 Asset-Backed Loan Facility in the amount of $1.5 billion. The extended 2008 Asset-Backed Loan Facility matured on June 26, 2009 and was paid in full. A total of $86 million in fees were paid related to these extensions. The 2008 Private Education Loan ABCP Facility was paid off and terminated on April 24, 2009. The stated borrowing rate of the 2008 FFELP ABCP Facility is the applicable funding rate plus 130 basis points excluding upfront fees. The applicable funding rate generally will be either a LIBOR or commercial paper rate. The terms of the 2008 FFELP ABCP Facility call for an increase in the applicable funding spread to 300 basis points if the outstanding borrowing amount is not reduced to $15.2 billion and $10.9 billion as of June 30, 2009 and September 30, 2009, respectively. The outstanding borrowings were reduced to $12.5 billion and $9.4 billion on June 30, 2009 and September 30, 2009, respectively. If the Company does not negotiate an extension or pay off all outstanding amounts of the 2008 FFELP ABCP Facility at maturity, the facility will extend by 90 days with the interest rate generally increasing from LIBOR plus 250 basis points to 550 basis points over the 90 day period. The other terms of the facilities remained materially unchanged.

The maximum amount the Company may borrow under the 2008 FFELP ABCP Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of September 30, 2009, the maximum borrowing amount was approximately $10.5 billion. Funding under the 2008 FFELP ABCP Facility is subject to usual and customary conditions. The 2008 FFELP ABCP Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

Borrowings under the 2008 FFELP ABCP Facility are nonrecourse to the Company. As of September 30, 2009, the Company had $9.4 billion outstanding in connection with the 2008 FFELP ABCP Facility. The book basis of the assets securing this facility as of September 30, 2009 was $10.9 billion.

Term Asset-Backed Securities Loan Facility (“TALF”)

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business ABS at lower interest rate spreads. TALF was initiated on March 17, 2009 and currently provides investors who purchase eligible ABS with funding of up to five years. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and private student loans first disbursed since May 1, 2007. As of September 30, 2009, we had approximately $10.6 billion book basis of student loans (including $7.3 billion book basis of Private Education Loans and $3.3 billion book basis of Consolidation Loans) eligible to serve as collateral for ABS funded under TALF; this amount does not include loans eligible for ECASLA financing programs. While TALF has improved our access to and reduced our cost of ABS funding relative to 2009 pre-TALF levels, we are unable to predict, at this time, the full impact TALF will ultimately have on our funding activities. For student loan collateral, TALF is scheduled to expire on March 31, 2010.

On May 5, 2009, we priced a $2.6 billion Private Education Loan securitization which closed on May 12, 2009. The issue bears a coupon of 1-month LIBOR plus 6.0 percent and is callable at the issuer’s option at 93 percent of the outstanding balance of the ABS between November 15, 2011 and April 16, 2012. If the issue is called on November 15, 2011, we expect the effective cost of the financing will be approximately 1-month LIBOR plus 3.7 percent. This transaction was TALF-eligible.

On July 2, 2009, we priced a $1.1 billion Private Education Loan securitization which closed on July 14, 2009. The issue bears a coupon of Prime plus 1.25 percent and is callable at the issuer’s option at 94 percent of the outstanding balance of the ABS between January 16, 2012 and June 15, 2012. If the issue is called on

January 16, 2012, we expect the effective cost of the financing will be approximately Prime minus 0.71 percent. This transaction was TALF-eligible.

On August 5, 2009, we priced a $1.7 billion Private Education Loan securitization which closed on August 13, 2009. The issue bears a coupon of Prime plus 0.25 percent and is callable at the issuer’s option at 94 percent of the outstanding balance of the ABS between August 15, 2013 and July 15, 2014. If the issue is called on August 15, 2013, we expect the effective cost of the financing will be approximately Prime minus 0.55 percent. This transaction was TALF-eligible.

Auction Rate Securities

At September 30, 2009, we had $3.3 billion of taxable and $1.2 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively, on a Managed Basis. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, all of the Company’s auction rate securities as of September 30, 2009 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s $1.2 billion of tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 2.25 percent during the third quarter of 2009.

Reset Rate Notes

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the reset rate notes are reset. The Company also has the option to repurchase the reset rate note prior to a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on its remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent, until such time as the bonds are successfully remarketed or repurchased. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at September 30, 2009, $1.8 billion of our reset rate notes bore interest at, or were swapped to LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible additional reset rate notes will experience failed remarketings. On October 26, 2009, the Company successfully remarketed a $590 million reset rate note at LIBOR plus 0.40 percent to maturity. This note had a short average life; other notes which were due to reset in October 2009 with longer average lives failed remarketing. As of September 30, 2009, on a Managed Basis, the Company had $2.4 billion and $2.5 billion of reset rate notes due to be remarketed in 2009 and 2010, respectively, and an additional $8.5 billion to be remarketed thereafter.

Primary Sources of Liquidity and Available Capacity

We expect to fund our ongoing liquidity needs, including the origination of new loans and the repayment of $0.5 billion of senior unsecured notes maturing in the remainder of 2009, through our current cash and investment portfolio, cash flow provided by earnings and repayment of principal on unencumbered student loan assets and distributions from our securitization trusts, the liquidity facilities made available by ED, TALF, the 2008 Asset-Backed Financing Facilities, the issuance of term ABS, term bank deposits, and, to a lesser extent, if possible, unsecured debt and other sources.

To supplement our funding sources, we maintained an additional $3.5 billion in unsecured revolving credit facilities as of September 30, 2009; $1.9 billion of our unsecured revolving facilities matures in October 2010 and $1.6 billion matures in October 2011. These figures do not include a $215 million commitment from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc. (see “Counterparty Exposure,” below). On April 24, 2009, in conjunction with the extension of the 2008 ABCP Facilities, a $1.4 billion revolving credit facility maturing in October 2009 was retired and the $1.9 billion revolving credit facility maturing in October 2011 was reduced to $1.6 billion. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.1 billion as of September 30, 2009. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended September 30, 2009. In the past, we have not relied upon our unsecured revolving credit facilities as a primary source of liquidity. Even though we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

During the quarter, the Company’s new financing transactions generated excess liquidity, some of which was used to repurchase $1.4 billion of the Company’s short-term senior unsecured notes, generating pre-tax gains of $74 million.

The following table details our primary sources of primary and stand-by liquidity and the available capacity at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Available Capacity		Available Capacity

Sources of primary liquidity available for new FFELP Stafford and PLUS loan originations:
ED Purchase and Participation Programs(1)	Unlimited	(1)	Unlimited	(1)
Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$5,187		$4,070
Commercial paper and asset-backed commercial paper	850		801
Other(2)	151		133

Total unrestricted cash and liquid investments(3)(4)(5)	6,188		5,004
Unused commercial paper and bank lines of credit(6)	3,485		5,192
2008 FFELP ABCP Facilities	1,057		807
2008 Private Education Loan ABCP Facility	—		332

Total sources of primary liquidity for general corporate purposes	10,730		11,335
Sources of stand-by liquidity:
Unencumbered FFELP loans, net(7)	2,660		5,366

Total sources of primary and stand-by liquidity for general corporate purposes(8)	$13,390		$16,701

(1)	The ED Purchase and Participation Programs provide unlimited funding for eligible FFELP Stafford and PLUS loans made by the Company for the academic years 2008-2009 and 2009-2010. See “ED Funding Programs” discussed earlier in this section.

(2)	At September 30, 2009 and December 31, 2008, includes $42 million and $97 million, respectively, due from The Reserve Primary Fund (see “Counterparty Exposure” below).

(3)	At both September 30, 2009 and December 31, 2008, excludes $26 million of investments pledged as collateral related to certain derivative positions and $808 million and $82 million, respectively, of other non-liquid investments, classified as cash and investments on our balance sheet in accordance with GAAP.

(4)	At September 30, 2009 and December 31, 2008, includes $608 million and $1.6 billion, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(5)	At September 30, 2009 and December 31, 2008, includes $2.8 billion and $1.1 billion, respectively, of cash and liquid investments at Sallie Mae Bank, which Sallie Mae Bank is not authorized to dividend to the Company without FDIC approval. This cash will be used primarily to originate or acquire student loans.

(6)	At September 30, 2009 and December 31, 2008, excludes commitments of $215 million and $308 million, respectively, from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., which declared bankruptcy on September 15, 2008.

(7)	The balance at September 30, 2009 and December 31, 2008 included approximately $0.7 billion and $0.2 billion, respectively, of unencumbered FFELP loans qualified to be financed by ED’s Participation Program. Additionally, at September 30, 2009, $0.4 billion of loans qualified to be financed in the ED Conduit Program.

(8)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At

September 30, 2009, we had a total of $32.2 billion of unencumbered assets, including goodwill and acquired intangibles. Total student loans, net, comprised $16.0 billion of this unencumbered asset total. Private Education Student Loans, net, comprised $13.3 billion of this unencumbered asset total.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to the Company.

Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., is a party to the Company’s unsecured revolving credit facilities under which they provide the Company with commitments totaling $215 million as of September 30, 2009. Lehman Brothers Holdings Inc. declared bankruptcy on September 15, 2008. The Company is operating under the assumption that the lending commitments of Aurora Bank, FSB, will not be honored if drawn upon.

To provide liquidity for future cash needs, SLM invests in high quality money market investments. At September 30, 2009, the Company had investments of $42 million with The Reserve Primary Fund (“The Fund”). In September 2008, the Company requested redemption of all monies invested in The Fund prior to The Fund’s announcement that it suspended distributions as a result of The Fund’s exposure to Lehman Brothers Holdings Inc.’s bankruptcy filing and The Fund’s net asset value being below one dollar per share. The Company was originally informed by The Fund that the Company would receive its entire investment amount. Subsequently, the SEC granted The Fund an indefinite extension to pay distributions as The Fund is being liquidated. The Company has received, to date, a total of $450 million of an initial investment of $500 million from The Fund. The Company anticipates further delay of remaining distributions and a potential loss on its investments, even though the Company is legally entitled to receive 100 percent of its remaining investment amount. In the fourth quarter of 2008, we recorded an impairment of $8 million related to our investment in the Fund.

Protection against counterparty risk in derivative transactions is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. The Company is a party to derivative contracts for its corporate purposes and also within its securitization trusts. The Company has CSAs and collateral requirements with all of its corporate derivative counterparties requiring collateral to be exchanged based on the net fair value of derivatives with each counterparty above a threshold. Additionally, credit downgrades below a preset level can eliminate this threshold. The Company’s securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. If the counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Failure to post the collateral or find a replacement counterparty could result in a termination event under the derivative contract. The Company considers counterparties’ credit risk when determining the fair value of derivative positions on its exposure net of collateral. Securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative regardless of credit rating. The trusts are not required to post collateral to the counterparties. If we were unable to collect from a counterparty related to SLM Corporation and on-balance sheet trust derivatives, we would have a loss equal to the amount the derivative is recorded on our balance sheet. If we were unable to collect from a counterparty related to an off-balance sheet trust derivative, the value of our Residual Interest on our balance sheet would be reduced through earnings.

The Company has liquidity exposure related to collateral movements between SLM Corporation and its derivative counterparties. The collateral movements can increase or decrease our primary liquidity depending on the nature of the collateral (whether cash or securities), the Company’s and counterparties’ credit ratings and on movements in the value of the derivatives, which are primarily impacted by changes in interest rate and foreign exchange rates. These movements may require the Company to return cash collateral posted or may require the Company to access primary liquidity to post collateral to counterparties. As of September 30, 2009, the Company held $608 million cash collateral in unrestricted cash accounts. If the Company’s credit ratings are downgraded from current levels, it may be required to segregate such collateral in restricted accounts.

The table below highlights exposure related to our derivative counterparties at September 30, 2009.

		On-Balance Sheet	Off-Balance Sheet
	SLM Corporation	Securitizations	Securitizations
	Contracts	Contracts	Contracts

Exposure, net of collateral	$360	$1,247	$633
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	59%	42%	29%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%	0%

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at September 30, 2009 and 2008, and the average balances and average interest rates of our Managed borrowings for the three and nine months ended September 30, 2009 and 2008. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment under ASC 815. (See “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of September 30,
	2009			2008
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$4,330	$24,869	$29,199	$7,262	$31,796	$39,058
Unsecured term bank deposits	762	5,129	5,891	744	—	744
Indentured trusts (on-balance sheet)	66	1,629	1,695	44	2,207	2,251
ED Participation Program facility (on-balance sheet)(1)	22,864	—	22,864	3,555	—	3,555
ED Conduit Program facility (on-balance sheet)	14,190	—	14,190	—	—	—
ABCP borrowings (on-balance sheet)(2)	9,434	—	9,434	24,684	—	24,684
Securitizations (on-balance sheet)	—	88,961	88,961	—	81,554	81,554
Securitizations (off-balance sheet)	—	34,534	34,534	—	38,333	38,333
Other	1,732	—	1,732	1,979	—	1,979

Total	$53,378	$155,122	$208,500	$38,268	$153,890	$192,158

(1)	The Company has the option of paying off this amount with cash or by putting the loans to ED as previously discussed.

(2)	Includes $1.9 billion outstanding in the 2008 Asset-Backed Loan Facility at September 30, 2008. There was no balance outstanding at September 30, 2009.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$30,524	1.79%	$38,744	3.71%	$33,021	2.03%	$40,466	3.75%
Unsecured term bank deposits	5,971	3.48	703	3.83	4,419	3.61	616	4.13
Indentured trusts (on-balance sheet)	1,743	.90	2,337	3.18	1,861	1.17	2,430	3.98
ED Participation Program facility (on-balance sheet)	19,886	.93	960	3.38	15,698	1.56	322	3.38
ED Conduit Program facility (on-balance sheet)	12,219	.87	—	—	5,037	.85	—	—
ABCP Borrowings(on-balance sheet)(1)	11,639	2.68	23,611	5.65	18,935	2.98	24,954	5.39
Securitizations (on-balance sheet)	88,301	1.22	79,223	3.18	84,657	1.48	74,385	3.29
Securitizations (off-balance sheet)	34,813	.48	38,889	2.91	35,843	.89	40,253	3.30
Other	1,477	.25	2,518	2.12	1,240	.38	2,363	2.50

Total	$206,573	1.27%	$186,985	3.54%	$200,711	1.63%	$185,789	3.68%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of November 3, 2009.

	Moody’s		S&P		Fitch

Short-term unsecured debt	Not Prime	(1)	A-3	(1)	F3
Long-term senior unsecured debt	Ba1	(1)	BBB -	(1)	BBB -

(1)	Under review for potential downgrade.

The table below presents our unsecured on-balance sheet funding by funding source for the three and nine months ended September 30, 2009 and 2008.

	Debt Issued For		Debt Issued For
	the Three Months		the Nine Months
	Ended		Ended		Outstanding at
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008

Retail notes	$—	$—	$—	$—	$3,633	$4,101
Foreign currency denominated notes(1)	—	—	—	—	9,900	12,139
Extendible notes	—	—	—	—	—	2,249
Global notes (Institutional)	—	—	—	2,437	15,080	19,972
Medium-term notes (Institutional)	—	—	—	—	586	597

Total unsecured corporate borrowings	—	—	—	2,437	29,199	39,058
Unsecured term bank deposits	—	495	4,531	1,198	5,891	744

Total	$—	$495	$4,531	$3,635	$35,090	$39,802

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three and nine months ended September 30, 2009 and 2008. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended September 30,
	2009				2008
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS loans(1)	—	—			3	6,721
FFELP Consolidation Loans(1)	—	—			—	—
Private Education Loans(1)	2	3,766			—	—

Total securitizations — financings	2	3,766			3	6,721

Total securitizations	2	$3,766			3	$6,721

	Nine Months Ended September 30,
	2009				2008
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%

Securitizations — financings:
FFELP Stafford/PLUS loans(1)	—	—			9	18,546
FFELP Consolidation Loans(1)	2	4,524			—	—
Private Education Loans(1)	4	10,184			—	—

Total securitizations — financings	6	14,708			9	18,546

Total securitizations	6	$14,708			9	$18,546

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after initial settlement of the securitization, which do not relate to the reissuance of third-party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of September 30, 2009, December 31, 2008 and September 30, 2008.

	As of September 30, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests	$254	$858	$726	$1,838
Underlying securitized loan balance	5,810	14,551	13,079	33,440
Weighted average life	3.2 yrs.	9.1 yrs.	6.3 yrs.
Prepayment speed (annual rate)(2)
Interim status	0%	N/A	0%
Repayment status	0-14%	2-4%	2-15%
Life of loan — repayment status	9%	3%	6%
Expected remaining credit losses (% of outstanding student loan principal)(3)(4)	.10%	.25%	5.57%
Residual cash flows discount rate	10.6%	12.1%	32.0%

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(2)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(3)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

	As of September 30, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests	$309	$612	$1,402	$2,323
Underlying securitized loan balance	7,600	15,252	13,648	36,500
Weighted average life	3.0 yrs.	8.2 yrs.	6.6 yrs.
Prepayment speed (annual rate)(2)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(3)	.11%	.23%	5.59%
Residual cash flows discount rate	12.7%	11.3%	18.3%

(1)	Includes $641 million, $762 million, and $333 million related to the fair value of the Embedded Floor Income as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(3)	Remaining expected credit losses as of the respective balance sheet date.

(4)	For Private Education Loan trusts, estimated defaults from settlement to maturity are 11.6 percent and 9.1 percent at September 30, 2009 and December 31, 2008, respectively. These estimated defaults do not include recoveries related to defaults but do include prior purchases of loans at par by the Company when loans reached 180 days delinquent (prior to default) under a contingent call option. Although these loan purchases do not result in a realized loss to the trust, the Company has included them here. Not including these purchases in the disclosure would result in estimated defaults of 8.7 percent and 6.1 percent at September 30, 2009 and December 31, 2008, respectively.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at September 30, 2009 and December 31, 2008 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. However, this presentation does not include any impact of accounting under ASC 815 or ASC 830 for trust derivatives or foreign currency denominated debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Managed Student Loan Balances, net” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances” earlier in this section.)

	September 30,	December 31,
	2009	2008

Off-Balance Sheet Assets:
Total student loans, net	$33,321	$35,591
Restricted cash and investments	1,154	1,557
Accrued interest receivable	673	937

Total off-balance sheet assets	35,148	38,085
Off-Balance Sheet Liabilities:
Debt, par value	34,514	37,228
Debt, unamortized discount and deferred issuance costs	(51)	(69)

Total debt	34,463	37,159
Accrued interest payable	33	166

Total off-balance sheet liabilities	34,496	37,325

Off-Balance Sheet Net Assets	$652	$760

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

The following table summarizes the components of servicing and securitization revenue for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Servicing revenue	$55	$61	$171	$188
Securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	80	80	239	242

Servicing and securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	135	141	410	430
Embedded Floor Income	62	23	220	159
Less: Floor Income previously recognized in gain calculation	(55)	(18)	(156)	(54)

Net Embedded Floor Income	7	5	64	105

Servicing and securitization revenue, before impairment and unrealized fair value adjustment	142	146	474	535
Unrealized fair value adjustment	13	(81)	(338)	(361)
Gain on consolidation of off-balance sheet trusts	—	—	11	—
Retained Interest impairment	—	—	—	—

Total servicing and securitization revenue	$155	$65	$147	$174

Average off-balance sheet student loans	$33,929	$36,864	$34,797	$38,063

Average balance of Retained Interest	$1,819	$2,426	$1,943	$2,703

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.81%	.70%	.57%	.61%

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans and the unrealized fair value adjustments.

The Company recorded net unrealized mark-to-market gains/(losses) of $13 million and $(81) million in the third quarter of 2009 and 2008, respectively, related to the Residual Interest.

As of September 30, 2009, the Company changed the following significant assumptions compared to those used as of June 30, 2009, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions on FFELP Stafford and Consolidation Loans were decreased. This change reflects the significant decrease in prepayment activity experienced since 2008. This decrease in prepayment activity, which the Company expects will continue into the foreseeable future, was primarily due to a reduction in third-party consolidation activity as a result of the CCRAA and the current U.S. economic and credit environment.

•	The discount rate assumption related to FFELP Residual Interests decreased by 75 basis points. The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate, for the purpose of arriving at a discount rate in light of the current economic and credit uncertainty that exists in the market as of September 30, 2009. The Company reduced the risk premium to reflect improved conditions in the credit markets. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2009. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective ASC 815 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk on a Managed Basis, which consists of both on-balance sheet and off-balance sheet assets and liabilities and includes all derivatives that are economically hedging our debt whether they qualify as effective hedges under ASC 815 or not. Accordingly, we are also presenting the asset and liability funding gap on a Managed Basis in the table that follows the GAAP presentation.

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$127.4	$22.9	$104.5
3-month Treasury bill	weekly	6.6	.1	6.5
Prime	annual	.5	—	.5
Prime	quarterly	1.3	—	1.3
Prime	monthly	17.0	—	17.0
Prime	daily	—	2.8	(2.8)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	.1	105.6	(105.5)
1-month LIBOR	monthly	4.8	2.6	2.2
CMT/CPI Index	monthly/quarterly	—	2.7	(2.7)
Non Discrete reset(3)	monthly	—	25.8	(25.8)
Non Discrete reset(4)	daily/weekly	12.6	2.2	10.4
Fixed Rate(5)		15.6	21.7	(6.1)

Total		$186.4	$186.4	$—

(1)	Funding includes all derivatives that qualify as hedges under ASC 815.

(2)	Funding includes $22.9 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding consists of auction rate securities, the 2008 ABCP Facilities and the ED Conduit Program facility.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(5)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that typically convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges under ASC 815 and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

Managed Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$146.0	$22.9	$123.1
3-month Treasury bill	weekly	8.9	5.9	3.0
Prime	annual	.9	—	.9
Prime	quarterly	6.1	1.5	4.6
Prime	monthly	24.3	13.1	11.2
Prime	daily	—	2.8	(2.8)
PLUS Index	annual	.6	.1	.5
3-month LIBOR(3)	daily	—	89.4	(89.4)
3-month LIBOR	quarterly	—	22.3	(22.3)
1-month LIBOR	monthly	4.8	10.5	(5.7)
1-month LIBOR	daily	—	2.0	(2.0)
Non Discrete reset(4)	monthly	—	26.8	(26.8)
Non Discrete reset(5)	daily/weekly	13.8	1.7	12.1
Fixed Rate(6)		11.7	18.1	(6.4)

Total		$217.1	$217.1	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $22.9 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding includes $1.4 billion of auction rate securities.

(4)	Funding consists of auction rate securities, the 2008 ABCP Facilities and the ED Conduit Program facility.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(6)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset three-month LIBOR to fund a large portion of our daily reset three-month commercial paper indexed assets. In addition, we use quarterly reset three-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 through the second quarter of 2009 with the commercial paper and LIBOR indices. As of September 30, 2009, on a Managed Basis, we have approximately $108.9 billion of FFELP loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to LIBOR. See “LENDING BUSINESS SEGMENT” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further discussion of this CP/LIBOR relationship.

When compared with the GAAP presentation, the Managed Basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life of our Managed earning assets and liabilities at September 30, 2009.

	On-Balance
(Averages in years)	Sheet	Managed

Earning assets
Student loans	7.8	7.8
Other loans	6.4	6.4
Cash and investments	.1	.1

Total earning assets	7.2	7.3

Borrowings
Short-term borrowings	.4	.4
Long-term borrowings	7.1	7.0

Total borrowings	5.0	5.3

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the three and nine months ended September 30, 2009 and 2008.

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
(Shares in millions)	2009	2008	2009	2008

Common shares repurchased:
Benefit plans(1)	.1	.5	.2	1.0

Total shares repurchased	.1	.5	.2	1.0

Average purchase price per share	$17.81	$28.20	$22.91	$24.60

Common shares issued	7.0	.4	7.4	1.9

Authority remaining at end of period for repurchases	38.8	38.8	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on September 30, 2009 was $8.72.

During the third quarter of 2009, the Company converted approximately $137 million of its Series C Preferred Stock to common stock. As part of this conversion, the Company delivered to the holders of the preferred stock: (1) approximately 7 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in a loss recorded in preferred stock dividends for the period of approximately $20 million.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The Company’s interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three and nine months ended September 30, 2009 and 2008 and the effect on fair values at September 30, 2009 and December 31, 2008, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. Both of these analyses do not consider any potential mark-to-market losses that may occur related to our Residual Interests that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 6, “Student Loan Securitization,” to the consolidated financial statements, which details the potential decrease to the fair value of the Residual Interest that could occur under the referenced interest rate environment.

	Three Months Ended September 30, 2009
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$8	3%	$37	16%	$(82)	(36)%
Unrealized gains (losses) on derivative and hedging activities	232	4,065	337	5,898	104	1,819

Increase in net income before taxes	$240	103%	$374	160%	$22	9%

Increase in diluted earnings per common share	$.509	204%	$.794	318%	$.046	19%

	Three Months Ended September 30, 2008
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$1	2%	$5	7%	$(76)	(106)%
Unrealized gains (losses) on derivative and hedging activities	203	107	382	201	92	48

Increase in net income before taxes	$204	78%	$387	148%	$16	6%

Increase in diluted earnings per common share	$.438	110%	$.830	207%	$.033	8%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	Nine Months Ended September 30, 2009
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(89)	(18)%	$(84)	(17)%	$(241)	(48)%
Unrealized gains (losses) on derivative and hedging activities	232	47	337	69	104	21

Increase in net income before taxes	$143	1,210%	$253	2,139%	$(137)	(1,157)%

Increase in diluted earnings per common share	$.305	180%	$.540	318%	$(.292)	(172)%

	Nine Months Ended September 30, 2008
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(2)	(2)%	$10	9%	$(218)	(183)%
Unrealized gains (losses) on derivative and hedging activities	203	162	382	305	92	73

Increase in net income before taxes	$201	3,125%	$392	6,097%	$(126)	(1,956)%

Increase in diluted earnings per common share	$.431	254%	$.841	495%	$(.270)	(159)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At September 30, 2009
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$133,756	$(516)	—%	$(1,063)	(1)%
Private Education Loans	19,872	—	—	—	—
Other earning assets	13,090	(4)	—	(11)	—
Other assets	14,361	(778)	(5)	(1,549)	(11)

Total assets	$181,079	$(1,298)	(1)%	$(2,623)	(1)%

Liabilities
Interest bearing liabilities	$164,606	$(794)	—%	$(2,014)	(1)%
Other liabilities	3,401	(196)	(6)	63	2

Total liabilities	$168,007	$(990)	(1)%	$(1,951)	(1)%

	At December 31, 2008
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$107,319	$(758)	(1)%	$(1,602)	(1)%
Private Education Loans	14,141	—	—	—	—
Other earning assets	9,265	(9)	—	(25)	—
Other assets	14,590	(848)	(6)	(2,108)	(14)

Total assets	$145,315	$(1,615)	(1)%	$(3,735)	(3)%

Liabilities
Interest bearing liabilities	$135,070	$(837)	(1)%	$(2,500)	(2)%
Other liabilities	3,604	(293)	(8)	(273)	(8)

Total liabilities	$138,674	$(1,130)	(1)%	$(2,773)	(2)%

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

During the three and nine months ended September 30, 2009 and 2008, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged on-balance sheet loans being in a fixed rate mode due to the Embedded Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed debt. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas, item (ii) will generally offset this decrease. In the 100 and 300 basis point scenario for the three months ended September 30, 2009 and 2008, the increase in income resulted from item (ii) above that more than offset the impact of the low interest rate environment on item (i). The decrease in income for the nine months ended September 30, 2009, resulted from item (i) and its impact on Variable Rate Floor Income in the first half of the year. These loans reset to current market rates effective July 1, 2009.

Under the scenario in the tables above, called “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “LIQUIDITY AND CAPITAL RESOURCES — Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in an unrealized loss of $(114) million for the three and nine months ended September 30, 2009, and an unrealized loss of $(98) million for the three and nine months ended September 30, 2008. Offsetting this unrealized loss, are basis swaps that economically hedge our off-balance sheet Private Education Loan securitization trusts. Unrealized gains for these basis swaps totaled $218 million for the three and nine months ended September 30, 2009, and $190 million for the three and nine months ended September 30, 2008. The net impact of both of these items was an unrealized gain for all periods presented.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 3, 2009, the Company received the final audit report of ED’s Office of the Inspector General (“OIG”) related to the Company’s billing practices for Special Allowance Payments. Among other things, the OIG recommended that ED instruct the Company to return approximately $22 million in alleged special allowance overpayments. The Company continues to believe that its practices were consistent with longstanding ED guidance and all applicable rules and regulations and intends to continue disputing these findings. The OIG has audited other industry participants with regard to Special Allowance Payments for loans funded by tax exempt obligations and in certain cases the Secretary of ED has disagreed with the OIG’s recommendations.

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

The following table summarizes the Company’s common share repurchases during the third quarter of 2009 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs. See Note 9, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased	Share	or Programs	Programs

Period:
July 1 — July 31, 2009	—	$—	—	38.8
August 1 — August 31, 2009	—	—	—	38.8
September 1 — September 30, 2009	—	—	—	38.8

Total third quarter of 2009	—	$—	—

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.5	SLM Corporation Directors Equity Plan, Non-Employee Director Restricted Stock Agreement 2009
10.6	SLM Corporation Directors Equity Plan, Non-Employee Director Stock Option Agreement 2009
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from SLM Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION

(Registrant)

By:	/s/ John F. Remondi
John F. Remondi
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 4, 2009

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

“Core Earnings” — The Company prepares financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating the Company’s GAAP-based financial information, management evaluates the Company’s business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” differs from GAAP. The Company refers to management’s basis of evaluating its segment results as “Core Earnings” presentations for each business segment and refers to these performance measures in its presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” performance measures in operating each business segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

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

See Note 16, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of “Core Earnings” “ and “— Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s Annual Report on Form 10-K and quarterly reports on Form 10-Q, “Core Earnings” has been labeled as “ ‘Core’ net income” or “Managed net income” in certain instances.

Direct Loans — Educational loans provided by the FDLP (see definition, below) to students and parent borrowers directly through ED (see definition below) rather than through a bank or other lender.

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

Graphic Depiction of Floor Income:

Floor Income Contracts — The Company enters into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that the Company expects to earn on a notional amount of underlying student loans being economically hedged, the Company will pay the counterparties the Floor Income earned on that notional amount over the life of the Floor Income Contract. Specifically, the Company agrees to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP (see definition below) spread and the average of the applicable interest rate index on that notional amount, regardless of the actual balance of underlying student loans, over the life of the contract. The contracts generally do not extend over the life of the underlying student loans. This contract effectively locks in the amount of Floor Income the Company will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under ASC 815, “Derivatives and Hedging,” and each quarter the Company must record the change in fair value of these contracts through income.

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