Form 10-K
period 2009-12-31
SLM CORP
filed 2010-02-26
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2009 was $4.8 billion (based on closing sale price of $10.27 per share as reported for the New York Stock Exchange — Composite Transactions).

As of January 31, 2010, there were 484,912,370 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders scheduled to be held May 13, 2010 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, increases in financing costs; limits on liquidity; any adverse outcomes in any significant litigation to which we are a party; our derivative counterparties terminating their positions with the Company if permitted by their contracts and the Company substantially incurring additional costs to replace any terminated positions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws, such as any laws enacted to implement the Obama Administration’s current budget proposals as they relate to the Federal Family Education Loan Program (“FFELP”) and from the implementation of applicable laws and regulations) which, among other things, may change the volume, average term and yields on student loans under the FFELP, may result in loans being originated or refinanced under non-FFELP programs, or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could be affected by: changes in or the termination of various liquidity programs implemented by the federal government; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the composition of our Managed FFELP and Private Education Loan portfolios; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments, and in the securitization markets, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in general economic conditions; changes in prepayment rates and credit spreads; changes in the demand for debt management services; and new laws or changes in existing laws. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

PART I.

Item 1.	Business

INTRODUCTION TO SLM CORPORATION

SLM Corporation, more commonly known as Sallie Mae, is the nation’s leading saving, planning and paying for education company. SLM Corporation is a holding company that operates through a number of subsidiaries. References in this Annual Report to the “Company” refer to SLM Corporation and its subsidiaries. The Company was formed in 1972 as the Student Loan Marketing Association, a federally chartered government sponsored enterprise (“GSE”), with the goal of furthering access to higher education by providing liquidity to the student loan marketplace. On December 29, 2004, we completed the privatization process that began in 1997 and resulted in the wind-down of the GSE.

Our primary business is to originate, service and collect loans made to students and/or their parents to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States through our participation in the Federal Family Education Loan Program (“FFELP”), as a servicer of loans for the Department of Education (“ED”), and through our non-federally guaranteed Private Education Loan programs.

We have used internal growth and strategic acquisitions to attain our leadership position in the education finance market. The core of our marketing strategy is to generate student loan originations by promoting our brands on campus through the financial aid office and through direct marketing to students and their parents. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry.

In addition to the net interest income generated by our lending activities, we earn fee income from a number of services including student loan and guarantee servicing, loan default aversion and defaulted loan collections, and for providing processing capabilities and information technology to educational institutions as well as 529 college savings plan program management, transfer and servicing agent services, and administrative services through Upromise Investments, Inc. (“UII”) and Upromise Investment Advisors, LLC (“UIA”). We also operate a consumer savings network through Upromise, Inc. (“Upromise”). References in this Annual Report to “Upromise” refer to Upromise and its subsidiaries, UII and UIA.

At December 31, 2009, we had approximately eight thousand employees.

Recent Developments and Expected Future Trends

On February 26, 2009, the Obama Administration (the “Administration”) issued their 2010 fiscal year budget request to Congress which included provisions that called for the elimination of the FFELP program and which would require all new federal loans to be made through the Direct Student Loan Program (“DSLP”). On September 17, 2009 the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility act (“SAFRA”), which was consistent with the Administration’s 2010 budget request to Congress. If it became law SAFRA would eliminate the FFELP and require that, after July 1, 2010, all new federal loans be made through the DSLP. The Administration’s 2011 fiscal year budget continued these requests.

The Senate has not yet introduced legislation on this issue. The Company, together with other members of the student loan community, has been working with members of Congress to enhance SAFRA to allow students and schools to continue to choose their loan originator and to require servicers to share in the risk of loan default. This proposal is referred to as the “Community Proposal” because it has the widespread support of the student lending community, which includes lenders, Guarantors, financial aid advisors and others. We believe that maintaining competition in the student loan programs and requiring participants to assume a portion of the risk inherent in the program, two of the major tenets of the Community Proposal, would result in a more efficient and cost effective program that better serves students, schools, ED and taxpayers.

The Administration’s 2010 fiscal year budget also called for the hiring of additional loan servicers to help ease the transition to a full DSLP and to handle the significant increase in future volume. On June 17, 2009, we announced that we were selected by ED as one of four private sector servicers awarded a servicing contract (the “ED Servicing Contract”) to service loans we sell to ED plus a portion of loans others sell to ED, existing DSLP loans and loans originated in the future. We began servicing loans under this contract in the third quarter of 2009.

Under both SAFRA and the Community Proposal, the Company would no longer originate, fund or hold new FFELP loans to earn a net interest margin. However, the Company would continue to earn net interest income from our portfolio of existing FFELP loans as the portfolio runs off over a period of time. The Company would become a fee for service provider in the federal loan business. We will continue to originate, fund and hold Private Education Loans.

In addition, the legislation would eliminate the need for the Guarantors and the services we provide to the sector. The Company earns a fee when it processes a loan guarantee for a Guarantor client for the life of the loan for servicing the Guarantor’s portfolio of loans. If either SAFRA or the Community Proposal become laws, we would no longer earn the origination fee paid by Guarantors. The portfolio that generates the maintenance fee would go into run-off and we would continue to earn the maintenance fee and perform the associated default aversion and prevention work for the remaining life of the loans. In 2009, we earned guarantor servicing fees of $136 million, which was approximately evenly split between origination and maintenance fees.

Our student loan contingent collection business would also be impacted by the pending legislation. We currently have 12 Guarantors and ED as clients. We earn revenue from Guarantors for collecting defaulted loans as well as for managing their portfolios of defaulted loans. Revenue from Guarantor clients is approximately 66 percent of our contingent collection revenue. We anticipate that revenue from Guarantors will be relatively stable through 2012 and then begin to steadily decline if either SAFRA or the Community Proposal are adopted.

The Company, through its subsidiary Pioneer Credit, has been collecting defaulted student loans on behalf of ED since 1997. The contract is merit based and accounts are awarded on collection performance. Pioneer Credit has consistently ranked number one or two among the ED collectors. In anticipation of a surge in volume as more loans switch to DSLP, ED recently added five new collection companies bringing the total to 22. This led to a decline in account placements with Pioneer Credit, which we believe is temporary. The Company expects that as the DSLP grows the decline in revenue we would experience from our Guarantor clients would be partially offset by increased revenue under the ED contract in future years.

If SAFRA becomes law, a significant restructuring which would result in significant job losses throughout the Company and we will be required to adapt to our new business environment.

The Company is exploring available liquidity to fund FFELP loans for our student customers if legislation is not passed and The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”) is not extended in time for the academic year (“AY”) 2010 — 2011. We believe that adequate liquidity will be available to fund the anticipated number of loans.

Student Lending Market

Students and their families use multiple sources of funding to pay for their college education, including savings, current income, grants, scholarships, and federally guaranteed and private education loans. Over the last five years, these sources of funding for higher education have been relatively stable with a general trend towards an increased use of student loans. In the last academic year, 39 percent of students used federally guaranteed student loans or private education loans to finance their education. Due to an increase in federal loan limits that took effect in 2007 and 2008, the Company has seen a substantial increase in borrowing from federal loan programs in recent years.

Federally Guaranteed Student Lending Programs

There are currently two loan delivery programs that provide federal government guaranteed student loans: the FFELP and the DSLP. FFELP loans are provided by the private sector. DSLP loans are provided to borrowers directly by ED on terms similar to student loans provided under the FFELP. We participate in and are the largest lender under the FFELP. The Company is participating in ED’s Participation and Put program, which were established under the authority provided in ECASLA. This program is scheduled to terminate on June 30, 2010. Under this program, ED provides funding to lenders for up to one year at a cost of commercial paper (“CP”) plus 50 basis points. The lender has the option to sell the loans to ED within 90 days of the end of the AY for a fee of $75 per loan plus the principal amount of and accrued interest on the loan plus the one percent origination fee for which we are reimbursed. We are also a contractor to service loans sold to ED and DSLP loans.

For the federal fiscal year (“FFY”) ended September 30, 2009 (“FFY 2009”), ED estimated that the market share of FFELP loans was 69 percent, down from 76 percent in FFY 2008. (See “LENDING BUSINESS SEGMENT — Competition.”) Total FFELP and DSLP volume for FFY 2009 grew by 28 percent, with the FFELP portion growing 17 percent and the DSLP portion growing 63 percent.

The Higher Education Act (the “HEA”) regulates every aspect of the federally guaranteed student loan program, including communications with borrowers, loan originations and default aversion requirements. Failure to service a student loan properly could jeopardize the guarantee on federal student loans. This guarantee generally covers 98 and 97 percent of the student loan’s principal and accrued interest for loans disbursed before and after July 1, 2006, respectively. In the case of death, disability or bankruptcy of the borrower, the guarantee covers 100 percent of the loan’s principal and accrued interest. The guarantee on our existing loan portfolio would not be impacted by pending legislation.

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

Private Education Loan Products

In addition to federal loan programs, which have statutory limits on annual and total borrowing, we offer Private Education Loan programs to bridge the gap between the cost of education and a student’s resources. Historically, the majority of our Private Education Loans were made in conjunction with a FFELP Stafford Loan and are marketed to schools through the same marketing channels and by the same sales force as FFELP loans. However, we also originate Private Education Loans at DSLP schools. We expect no interruption in our presence in the school channel if SAFRA were to pass. As a result of the credit market dislocation discussed above, a large number of lenders have exited the Private Education Loan business and only a few of the country’s largest banks continue to offer the product.

Drivers of Growth in the Student Loan Industry

Growth in our Managed student loan portfolio and our servicing and collection businesses is driven by the growth in the overall market for student loans, as well as by our own market share gains. Rising enrollment and college costs and increases in borrowing limits have resulted in the size of the federally insured student loan market more than tripling over the last 10 years. Federally insured student loan originations grew from $30 billion in FFY 1999 to $96 billion in FFY 2009.

According to the College Board, tuition and fees at four-year public institutions and four-year private institutions have increased 88 percent and 66 percent, respectively, in constant, inflation-adjusted dollars, since AY 1999-2000. Under the FFELP, there are limits to the amount students can borrow each academic year. The first loan limit increases since 1992 were implemented July 1, 2007. In response to the credit crisis, Congress significantly increased loan limits again in 2008. As a result, students rely more on federal loans to fund their tuition needs. Both federal and private loans as a percentage of total student aid were 49 percent of total student aid in AY 1998-1999 and 53 percent in AY 2008-2009. Private Education Loans accounted for 12 percent of total student loans — both federally guaranteed and Private Education Loans — in AY 2008-2009, compared to 8 percent in AY 1998-1999.

The National Center for Education Statistics predicts that the college-age population will increase approximately 10 percent from 2009 to 2018. Demand for education credit is expected to increase due to this population demographic, first-time college enrollments of older students and continuing interest in adult education.

The following charts show the historical and projected enrollment and average tuition and fee growth for four-year public and private colleges and universities.

Historical and Projected Enrollment
(in millions)

Source: National Center for Education Statistics

Note:  Total enrollment in all degree-granting institutions; middle alternative projections for 2006 onward.

Cost of Attendance(1)
Cumulative % Increase from AY 1998-1999

Source: The College Board

(1)	Cost of attendance is in current dollars and includes tuition, fees and on-campus room and board.

BUSINESS SEGMENTS

We provide credit products and related services to the higher education and consumer credit communities and others through two primary business segments: our Lending business segment and our Asset Performance Group (“APG”) business segment. In addition, within our Corporate and Other business segment, we provide a number of products and services that are managed within smaller operating segments, the most prominent being our Guarantor Servicing and Loan Servicing businesses. As discussed above, some of our businesses are expected to go into run-off as a result of pending legislation. Each of these segments is summarized below. The accounting treatment for the segments is explained in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

LENDING BUSINESS SEGMENT

In the Lending business segment, we originate and acquire both federally guaranteed student loans, and Private Education Loans, which are not federally guaranteed. We manage the largest portfolio of FFELP and Private Education Loans in the student loan industry, and have 10 million student and parent customers through our ownership and management of $176.4 billion in Managed student loans as of December 31, 2009, of which $141.4 billion or 80 percent are federally insured. We serve over 6,000 clients, including educational and financial institutions and non-profit state agencies. We are the largest servicer and collector of student loans, servicing $194.2 billion in assets, including $26.3 billion for third parties, of which $19.2 billion is serviced for ED as of December 31, 2009.

Sallie Mae’s Lending Business

Our primary marketing point-of-contact is the school’s financial aid office. We deliver flexible and cost-effective products to the school and its students. The focus of our sales force is to market Sallie Mae’s suite of education finance products to colleges. These include FFELP and Private Education Loans and through our Web-based loan origination and servicing platform OpenNet®. As a result of the changes taking place in the student loan marketplace, we are broadening our marketing activities to include Direct to Consumer initiatives and referral lending relationships. We also intend to drive loan volume through our Planning, Paying and Saving for college activities.

In 2009, we originated $24.9 billion in student loans. FFELP originations for the year ended December 31, 2009 totaled $21.7 billion, an increase of 21 percent from the year ended December 31, 2008. The increase in FFELP loan origination growth was due to higher loan limits and an increase in market share. Given the legislative uncertainty around FFELP and the ongoing transition of certain schools to Direct Lending, FFELP originations could be substantially lower in the AY 2010–2011. Private Education Loan originations totaled $3.2 billion, a decrease of 50 percent from the prior year. The decline in Private Education Loan originations was due to a tightening of our underwriting requirements, an increase in federal student loan limits and the Company’s withdrawal from certain markets.

Private Education Loans

We bear the full credit risk for Private Education Loans, which are underwritten and priced according to credit risk based upon customized credit scoring criteria. Due to their higher risk profile, generally Private Education Loans have higher interest rates than FFELP loans. Despite a decline in the growth rate of Private Education Loan originations, the portfolio grew 5 percent from the prior year. All new Private Education Loans are being funded at Sallie Mae Bank through our deposit taking activities.

In 2008 and 2009, the credit environment created significant challenges for funding Private Education Loans. At the same time, we became more restrictive in our underwriting criteria. In addition, as discussed above, federal lending limits increased significantly in 2007 and 2008. As a result of these factors, originations declined in 2008 and 2009. We expect originations to grow once again in 2010 and subsequent years as the credit markets continue to recover and the impact of the 2007 and 2008 federal loan limit increases is offset by tuition increases and market share gains.

Over the course of 2009, we made improvements in the structure, pricing, underwriting, servicing, collecting and funding of Private Education Loans. These changes were made to increase the profitability and decrease the risk of the product. For example, the average FICO score for loans disbursed in 2009 was up 19 points to 745 and the percentage of co-signed loans increased to 84 percent from 66 percent in the prior year.

These improvements in portfolio quality are being driven primarily by our more selective underwriting criteria. We have instituted higher FICO cut-offs and require cosigners for borrowers with higher credit scores than in the past. Our experience shows that adding a cosigner to a loan reduces the default rate by more than 50 percent. We are capturing more data on our borrowers and cosigners and using this data in the credit decision and pricing process. In 2009, we began using a new Custom Underwriting Scorecard, that we believe will further improve our underwriting. We have also introduced judgmental lending.

In 2009, we introduced the Smart Option Student Loan®, which is offered to undergraduate and graduate students through the financial aid offices of colleges and universities to supplement traditional federal loans. The Smart Option Student Loan® significantly reduces the customer’s total cost and repayment term by requiring interest payments while the student is in school.

Competition

Historically, we have faced competition for both federally guaranteed and non-guaranteed student loans from a variety of financial institutions, including banks, thrifts and state-supported secondary markets. However, as a result of the CCRAA which was passed in 2007, the legislation currently pending and the dislocation in the capital markets, the student loan industry is undergoing a significant transition. A number of student lenders have ceased operations altogether or curtailed activity.

ASSET PERFORMANCE GROUP BUSINESS SEGMENT

In our APG business segment, we provide student loan default aversion services, defaulted student loan portfolio management services and contingency collections services for student loans and other asset classes. In 2008, we decided to wind down our accounts receivable management and collections services on consumer and mortgage receivable portfolios. We made this decision because we did not realize the expected synergies between this business and our traditional contingent student loan collection business. During 2009 we sold GRP, our mortgage purchased paper company, and wound down our unsecured receivables portfolio to $285 million.

In 2009, our APG business segment had revenues totaling $346 million and a net loss of $154 million due to impairments in our collections servicing portfolios. Our largest customer, USA Funds, accounted for 39 percent, excluding impairments, of our revenue in this segment in 2009.

Please read the section “Recent Developments and Expected Future Trends” to see how pending legislation could impact this business segment.

Products and Services

Student Loan Default Aversion Services

We provide default aversion services for five Guarantors, including the nation’s largest, USA Funds. These services are designed to prevent a default once a borrower’s loan has been placed in delinquency status.

Defaulted Student Loan Portfolio Management Services

Our APG business segment manages the defaulted student loan portfolios for six Guarantors under long-term contracts. APG’s largest customer, USA Funds, represents approximately 17 percent of defaulted student loan portfolios we manage. Our portfolio management services include selecting collection agencies and determining account placements to those agencies, processing loan consolidations and loan rehabilitations, and managing federal and state offset programs.

Contingency Collection Services

Our APG business segment is also engaged in the collection of defaulted student loans on behalf of various clients, including schools, Guarantors, ED and other federal and state agencies. We earn fees that are contingent on the amounts collected. We provide collection services for approximately 16 percent of the total market for federal student loan collections. We have relationships with approximately 900 colleges and universities to provide collection services for delinquent student loans and other receivables from various campus-based programs. We also collect other debt for federal and state agencies, and retail clients.

Competition

The private sector collections industry is highly fragmented with a few large companies and a large number of small scale companies. The APG businesses that provide third-party collections services for ED, FFELP Guarantors and other federal holders of defaulted debt are highly competitive. In addition to competing with other collection enterprises, we also compete with credit grantors who each have unique mixes of internal collections, outsourced collections and debt sales. The scale, diversification and performance of our APG business segment have been, and the Company expects them to remain, a competitive advantage for the Company.

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

Please read the section above, “INTRODUCTION TO SLM CORPORATION — Recent Developments and Expected Future Trends” to see how we expect pending legislation to impact this business segment.

Guarantor Servicing

We earn fees for providing a full complement of administrative services to FFELP Guarantors. FFELP student loans are guaranteed by these agencies, with ED providing reinsurance to the Guarantor. The Guarantors are non-profit institutions or state agencies that, in addition to providing the primary guarantee on FFELP loans, are responsible for other activities, including:

•	guarantee issuance — the initial approval of loan terms and guarantee eligibility;

•	account maintenance — the maintaining, updating and reporting of records of guaranteed loans;

•	default aversion services — these services are designed to prevent a default once a borrower’s loan has been placed in delinquency status (we perform these activities within our APG business segment);

•	guarantee fulfillment — the review and processing of guarantee claims;

•	post-claim assistance — assisting borrowers in determining the best way to resolve a defaulted loan; and

•	systems development and maintenance — the development of automated systems to maintain compliance and accountability with ED regulations.

Currently, we provide a variety of these services to 15 Guarantors and, in AY 2008-2009, we processed $24.0 billion in new FFELP loan guarantees, of which $19.3 billion was for USA Funds, the nation’s largest Guarantor. We processed guarantees for approximately 35 percent of the FFELP loan market in AY 2008-2009.

Guarantor servicing fee revenue, which includes guarantee issuance and account maintenance fees, was $136 million for the year ended December 31, 2009, 86 percent of which we earned from services performed on behalf of USA Funds. Under some of our guarantee services agreements, including our agreement with

USA Funds, we receive certain scheduled fees for the services that we provide under such agreements. The payment for these services includes a contractually agreed-upon percentage of the account maintenance fees that the Guarantors receive from ED.

The Company’s guarantee services agreement with USA Funds has a five-year term that will be automatically extended on October 1 of each year unless prior notice is given by either party.

Our primary non-profit competitors in Guarantor Servicing are state and non-profit guarantee agencies that provide third-party outsourcing to other Guarantors.

(See APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM — Guarantor Funding” for details of the fees paid to Guarantors.)

Upromise

Upromise provides a number of programs that encourage consumers to save for college. Upromise has established a consumer savings network which is designed to promote college savings by consumers who are members of this program by allowing them to earn rewards from the purchase of goods and services from the companies that participate in the program (“Participating Companies”). Participating Companies generally pay Upromise transaction fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the Participating Company. Typically, a percentage of the purchase price of the consumer members’ eligible purchases with Participating Companies is set aside in an account maintained by Upromise on behalf of its members.

Upromise, through its wholly-owned subsidiaries, UII, a registered broker-dealer, and UIA, a registered investment advisor, provides program management, transfer and servicing agent services, and administration services for various 529 college-savings plans. UII and UIA manage approximately $23 billion in 529 college-savings plans.

REGULATION

Like other participants in the FFELP, the Company is subject to the HEA and, from time to time, to review of its student loan operations by ED and guarantee agencies. As a servicer of federal student loans, the Company is subject to certain ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured student loans. In connection with our Guarantor Servicing operations, the Company must comply with, on behalf of its Guarantor Servicing customers, certain ED regulations that govern Guarantor activities as well as agreements for reimbursement between the Secretary of Education and the Company’s Guarantor Servicing customers. As a third-party service provider to financial institutions, the Company is also subject to examination by the Federal Financial Institutions Examination Council (“FFIEC”).

The Company’s originating or servicing of federal and private student loans also subjects it to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal laws and regulations that are applicable to our student loan business include:

•	the Truth-In-Lending Act;

•	the Fair Credit Reporting Act;

•	the Equal Credit Opportunity Act;

•	the Gramm Leach-Bliley Act; and

•	the U.S. Bankruptcy Code.

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

Sallie Mae Bank is subject to Utah banking regulations as well as regulations issued by the Federal Deposit Insurance Corporation, and undergoes periodic regulatory examinations by the FDIC and the Utah Department of Financial Institutions.

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

In 2009, the Company submitted the annual certification of its Chief Executive Officer regarding the Company’s compliance with the NYSE’s corporate governance listing standards, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.

In addition, we filed as exhibits to the Company’s annual reports on Form 10-K for the years ended December 31, 2007 and 2008 and to this Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors

Our business activities involve a variety of risks. Below we describe the significant risk factors affecting our business. The risks described below are not the only risks facing us — other risks also could impact our business.

Funding and Liquidity.

Our business is affected by funding constraints in the credit market and dependence on various government funding sources, and the interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements. These factors may increase the price of or decrease our ability to obtain liquidity as well expose us to basis risk and repricing.

The capital markets are experiencing a prolonged period of volatility. This volatility has had varying degrees of impact on most financial organizations. These conditions have impacted the Company’s access to and cost of capital necessary to manage our business. Additional factors that could make financing difficult, more expensive or unavailable on any terms include, but are not limited to, financial results and losses of the Company, changes within our organization, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry, counterparty availability, changes affecting our assets, corporate and regulatory actions, absolute and comparative interest rate changes, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions.

Our business is also affected by various government funding sources and funding constraints in the capital markets.

Funding for new FFELP loan originations is currently dependent to a large degree on financial programs established by the federal government. These programs are described in the “LIQUIDITY AND CAPITAL RESOURCES” section of this Form 10-K. These federal programs are not permanent and may not be extended past their expiration dates. There is no assurance that the capital markets will be able to totally support FFELP loan originations beyond the time these programs are presently scheduled to end. Upon termination of the government programs mentioned, if cost effective funding sources were not available, we could be compelled to reduce or suspend the origination of new FFELP loans.

FFELP loans originated under the government programs mentioned above must be re-financed or sold to the government by a date determined under the terms of the programs. It is our intention to sell these loans to the government under the terms of the programs.

During 2009, the Company funded private, non-federally guaranteed loan originations primarily through term brokered deposits raised by Sallie Mae Bank. Assets funded in this manner result in re-financing risk because the average term of the deposits is shorter than the expected term of some of the same assets. There is no assurance that this or other sources of funding, such as the term asset-backed securities market, will be available at a level and a cost that makes new Private Education Loan originations possible or profitable, nor is there any assurance that the loans can be re-financed at profitable margins.

At some time, the Company may decide that it is prudent or necessary to raise additional equity capital through the sale of common stock, preferred stock, or securities that convert into common stock. There are no restrictions on entering into the sale of any equity securities in either public or private transactions, except that any private transaction involving more than 20 percent of shares outstanding requires shareholder approval and any holder owning more than 10 percent of our fully diluted shares requires approval of the FDIC relating to a change of control of our Bank. Under current market conditions, the terms of an equity transaction may subject existing security holders to potential subordination or dilution and may involve a change in governance.

The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements. This mismatch exposes us to risk in the form of basis risk and repricing risk. While most of such basis risks are hedged using interest rate swap contracts, such hedges are not always perfect matches and, therefore, may result in losses. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. For instance, as a result of the turmoil in the capital markets, the historically tight spread between CP and LIBOR began to widen dramatically in the fourth quarter of 2008. It subsequently reverted to more normal levels beginning in the third quarter of 2009 and has been stable since then. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs, limit our access to the markets or trigger obligations under certain provisions in collateralized arrangements. Under these provisions, counterparties may require us to segregate collateral or terminate certain contracts.

Economic Conditions.

We may be adversely affected by deterioration in economic conditions.

We may continue to be adversely affected by economic conditions. A continuation of the current downturn in the economy, or a further deterioration, could result in lessened demand for consumer credit and credit quality could continue to be impacted. Adverse economic conditions may result in declines in collateral values. Higher credit-related losses and weaker credit quality could impact our financial position and limit funding options, including capital markets activity, which could adversely impact the Company’s liquidity position.

Operations.

A failure of our operational systems or infrastructure, or those of our third-party vendors, could disrupt our business, result in disclosure of confidential customer information, damage our reputation and cause losses.

A failure of our operational systems or infrastructure, or those of our third-party vendors, could disrupt our business. Our business is dependent on our ability to process and monitor, on a daily basis, a large number of transactions. These transactions must be processed in compliance with legal and regulatory standards and our product specifications, which we change to reflect our business needs. As processing demands change and grow, developing and maintaining our operational systems and infrastructure becomes increasingly challenging.

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

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, our computer systems and networks, could be jeopardized or otherwise interruptions or malfunctions in our operations could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We routinely transmit and receive personal, confidential and proprietary information, some through third parties. We have put in place secure transmission capability, and work to ensure third parties follow similar procedures. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm.

Political.

Changes in laws and regulations that affect the FFELP and consumer lending could affect the profitability of our business.

Changes in laws and regulations that affect our businesses, including our FFELP and private credit education lending and debt collection businesses, could affect the profitability and viability of our Company. During September 2009, the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility Act (“SAFRA”), which would eliminate the FFELP and require that, after July 1, 2010, all new federal student loans be made through the Direct Student Loan Program. There are several proposals in the Senate, including SAFRA and related proposals, and an alternative proposal submitted by Senator Casey to the Congressional Budget Office for scoring, which maintains a structure similar to the Community Proposal but reduces the purchase fee from $75 to $55. The Administration’s budget for the 2011 fiscal year, submitted to Congress on February 1, 2010, includes proposals consistent with SAFRA that could negatively impact the FFELP. The Obama Administration’s (the “Administration”) budget request and the current economic environment may make legislative changes more likely, making this risk to our business greater. The Administration has also proposed a financial responsibility tax for financial institutions which may also impact the Company.

Competition.

We operate in a competitive environment, and our product offerings are primarily concentrated in loan and savings products for higher education.

The education loan business is highly competitive. We compete in the FFELP business and the private credit lending business with banks and other consumer lending institutions, many with strong consumer brand name recognition. We compete based on our products, origination capability and customer service. To the extent our competitors compete aggressively or more effectively, including with private credit loan products that are more accepted than ours or lower private credit pricing, we could lose market share to them or subject our existing loans to refinancing risk.

We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the market place. This concentration also creates risks in our business, particularly in light of our concentration as a FFELP and private credit lender and servicer for the FFELP and DSLP. The market for federally-guaranteed student loans is shared among the Company and other private sector lenders who participate in the FFELP, and the federal government through the DSLP. The market for private credit loans is shared among many banks and financial institutions. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public support for higher education costs increases, or if the demand for higher education loans decreases or increases from one product to another, our FFELP and private credit lending business could be negatively affected.

In addition, if we introduce new education or other loan products, there is a risk that those new products will not be accepted in the marketplace. We might not have other profitable product offerings that offset loss of business in the education credit market.

Credit and Counterparty.

Unexpected and sharp changes in the overall economic environment may negatively impact the performance of our credit portfolio.

Unexpected changes in the overall economic environment may result in the credit performance of our loan portfolio being materially different from what we expect. Our earnings are critically dependent on the evolving creditworthiness of our student loan customers. We maintain a reserve for credit losses based on expected future charge-offs which consider many factors, including levels of past due loans and forbearances and expected economic conditions. However, management’s determination of the appropriate reserve level may under- or over-estimate future losses. If the credit quality of our customer base materially decreases, if a market risk changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer.

In addition to the credit risk associated with our education loan customers, we are also subject to the creditworthiness of other third parties, including counterparties to our derivative transactions. For example, we have exposure to the financial condition of various lending, investment and derivative counterparties. If any of our counterparties is unable to perform its obligations, we would, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, we might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment, and thus be exposed to a greater level of interest rate and/or foreign currency exchange rate risk which could lead to additional losses. The Company’s counterparty exposure is more fully discussed herein in “LIQUIDITY AND CAPITAL RESOURCES — Counterparty Exposure.”

Regulatory and Compliance.

Our businesses are regulated by various state and federal laws and regulations, and our failure to comply with these laws and regulations may result in significant costs, sanctions and/or litigation.

Our businesses are subject to numerous state and federal laws and regulations and our failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions.

Our private credit lending and debt collection business are subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection regulation. Some state attorneys general have been active in this area of consumer protection. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators as well as frequent litigation from private plaintiffs.

Sallie Mae Bank is subject to state and FDIC regulation, oversight and regular examination. At the time of this filing, Sallie Mae Bank was the subject of a cease and desist order for weaknesses in its compliance function. While the issues addressed in the order have largely been remediated, the order has not yet been lifted. Our failure to comply with various laws and regulations or with the terms of the cease and desist order or to have issues raised during an examination could result in litigation expenses, fines, business sanctions, limitations on our ability to fund our Private Education Loans, which are currently funded by term deposits issued by Sallie Mae Bank, or restrictions on the operations of Sallie Mae Bank.

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

Reliance on Estimates.

Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported assets, liabilities, income and expenses.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by the Company as of December 31, 2009:

		Approximate
Location	Business Segment / Function	Square Feet

Fishers, IN	Lending/Loan Servicing and Data Center	450,000
Newark, DE	Lending/Credit and Collections Center	160,000
Wilkes-Barre, PA	Lending/Loan Servicing Center	133,000
Killeen, TX(1)	Lending/Loan Servicing Center	133,000
Lynn Haven, FL	Lending/Loan Servicing Center	133,000
Indianapolis, IN	APG/Collections Center	100,000
Big Flats, NY	APG/Collections Center	60,000
Arcade, NY(2)	APG/Collections Center	46,000
Perry, NY(2)	APG/Collections Center	45,000
Swansea, MA	Corporate and Other/AMS Headquarters	36,000

(1)	Excludes approximately 30,000 square feet Class B single story building located across the street from the Loan Servicing Center.

(2)	In the first quarter of 2003, the Company entered into a ten year lease with the Wyoming County Industrial Development Authority with a right of reversion to the Company for the Arcade and Perry, New York facilities.

The following table lists the principal facilities leased by the Company as of December 31, 2009:

		Approximate
Location	Business Segment / Function	Square Feet

Reston, VA	Corporate and Other/Headquarters	240,000
Niles, IL	APG/Collections Center	84,000
Newton, MA	Corporate and Other/Upromise	78,000
Cincinnati, OH	APG/Collections Center	59,000
Muncie, IN	APG/Collections Center	54,000
Mt. Laurel, NJ(1)	N/A	42,000
Moorestown, NJ	APG/Collections Center	30,000
Novi, MI(2)	N/A	27,000
White Plains, NY	APG/Collections Center	26,000
Gaithersburg, MD(3)	N/A	24,000
Whitewater, WI	APG/Collections Center	16,000
Las Vegas, NV	APG/Collections Center	16,000
Newark, DE	Lending/Loan Servicing Center	15,000
Seattle, WA	Corporate and Other/Guarantor Servicing	13,000
Perry, NY	APG/Collections Center	12,000

(1)	Space vacated in March 2009; the Company is actively searching for subtenants.

(2)	Space vacated in September 2007; approximately 100 percent of space is currently being subleased.

(3)	Space vacated in September 2006; the Company is actively searching for subtenants.

None of the facilities owned by the Company is encumbered by a mortgage. The Company believes that its headquarters, loan servicing centers, data center, back-up facility and data management and collections centers are generally adequate to meet its long-term student loan and business goals. The Company’s principal office is currently in leased space at 12061 Bluemont Way, Reston, Virginia, 20190.

Item 3.	Legal Proceedings

The Company is involved in a number of judicial and regulatory proceedings, including those described below, concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, if resolved in a manner adverse to the Company in the aggregate, will not have a material adverse effect on the financial condition of the Company.

Investor Litigation

On January 31, 2008, a putative class action lawsuit was filed against the Company and certain officers in the U.S. District Court for the Southern District of New York. This case and other actions arising out of the same circumstances and alleged acts have been consolidated and are now identified as In Re SLM Corporation Securities Litigation. The case purports to be brought on behalf of those who acquired common stock of the Company between January 18, 2007 and January 23, 2008 (the “Securities Class Period”). The complaint alleges that the Company and certain officers violated federal securities laws by issuing a series of materially false and misleading statements and that the statements had the effect of artificially inflating the market price for the Company’s securities. The complaint alleges that defendants caused the Company’s results for year-end 2006 and for the first quarter of 2007 to be materially misstated because the Company failed to adequately provide for loan losses, which overstated the Company’s net income, and that the Company failed to adequately disclose allegedly known trends and uncertainties with respect to its non-traditional loan portfolio. On July 23, 2008, the court appointed Westchester Capital Management (“Westchester”) Lead Plaintiff. On December 8, 2008, Lead Plaintiff filed a consolidated amended complaint. In addition to the prior allegations, the consolidated amended complaint alleges that the Company understated loan delinquencies and loan loss reserves by promoting loan forbearances. On December 19, 2008, and December 31, 2008, two rejected lead plaintiffs filed a challenge to Westchester as Lead Plaintiff. On April 1, 2009, the court named a new Lead Plaintiff, SLM Venture, and Westchester appealed to the Second Circuit Court of Appeals. On September 3, 2009, Lead Plaintiffs filed a Second Amended Consolidated Complaint on largely the same allegations as the Consolidated Amended Complaint, but dropped one of the three senior officers as a defendant. On October 1, 2009, the Second Circuit Court of Appeals denied Westchester’s Writ of Mandamus, thereby deciding the Lead Plaintiff question in favor of SLM Venture. On December 11, 2009, Defendants filed a Motion to Dismiss the Second Amended Consolidated Complaint. This Motion is pending. Lead Plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs, and equitable and injunctive relief.

A similar case is pending against the Company, certain officers, retirement plan fiduciaries, and the Board of Directors, In Re SLM Corporation ERISA Litigation, also in the U.S. District Court for the Southern District of New York. The proposed class consists of participants in or beneficiaries of the Sallie Mae 401(K) Retirement Savings Plan (“401K Plan”) between January 18, 2007 and “the present” whose accounts included investments in Sallie Mae stock (“401K Class Period”). The complaint alleges breaches of fiduciary duties and prohibited transactions in violation of the Employee Retirement Income Security Act arising out of alleged false and misleading public statements regarding the Company’s business made during the 401K Class Period and investments in the Company’s common stock by participants in the 401K Plan. On December 15, 2008, Plaintiffs filed a Consolidated Class Action Complaint and a Second Consolidated Amended Complaint on September 10, 2009. On November 10, 2009, Defendants filed a Motion to Dismiss the matter on all counts. This Motion is pending. The plaintiffs seek unspecified damages, attorneys’ fees, costs, and equitable and injunctive relief.

Lending and Collection Litigation and Investigations

On April 6, 2007, the Company was served with a putative class action suit by several borrowers in U.S. District Court for the Central District of California (Anne Chae et al. v. SLM Corporation et al.). Plaintiffs challenged under California common and statutory law the Company’s FFELP billing practices as they relate to the use of the simple daily interest method for calculating interest, the charging of late fees while charging simple daily interest, and setting the first payment date at 60 days after loan disbursement for Consolidation and PLUS Loans thereby alleging that the Company effectively capitalizes interest. The plaintiffs seek unspecified actual and punitive damages, restitution, disgorgement of late fees, pre-judgment and post-judgment interest, attorneys’ fees, costs, and equitable and injunctive relief. On June 16, 2008, the Court granted summary judgment to the Company on all counts on the basis of federal preemption. The decision was appealed to the Ninth Circuit Court of Appeals. On January 25, 2010, the Ninth Circuit Court of Appeals affirmed the summary judgment on all counts on the basis of federal preemption.

On September 17, 2007, the Company became a party to a qui tam whistleblower case, United States ex. Rel. Rhonda Salmeron v. Sallie Mae, in the U.S. District Court for the Northern District of Illinois. The relator alleged that various defendants submitted false claims and/or created records to support false claims in connection with collection activity on federally guaranteed student loans, and specifically that the Company was negligent in auditing the collection practices of one of the defendants. The relator sought money damages in excess of $12 million plus treble damages on behalf of the federal government. The District Court dismissed the case with prejudice in August 2008 and the relator appealed to the Seventh Circuit Court of Appeals in September 2008. On August 27, 2009, the Seventh Circuit Court of Appeals affirmed the dismissal.

On December 17, 2007, plaintiffs filed a complaint against the Company, Rodriguez v. SLM Corporation et al., in the U.S. District Court for the District of Connecticut alleging that the Company engaged in underwriting practices which, among other things, resulted in certain applicants for student loans being directed into substandard and expensive loans on the basis of race. The plaintiffs have not stated the relief they seek. The court denied SLM Corporation’s Motion for Summary Judgment without prejudice on June 24, 2009. The Court granted Defendants partial Motion to Dismiss the Truth in Lending Act counts on November 10, 2009. Discovery is proceeding.

On April 20, 2009, the Company received a letter on behalf of a shareholder, SEIU Pension Plans Master Trust, demanding, among other things, that the Company’s Board of Directors take action to recover Company funds it alleges were “unjustly paid to certain current and former employees and executive officers of the Company” from 2005 to the present, file civil lawsuits against former and current executives, revise the executive compensation structure, and offer shareholders an annual nonbinding “say on pay.” Twenty-nine financial services companies received similar letters that same week. This letter was referred to the Board of Directors. After investigation and consideration, the Board determined that it was not in the best interest of the Company’s shareholders for the Company to take any further action with respect to the allegations in the letter. Board counsel conveyed that decision to counsel for the SEIU Pension Plans Master Trust in a letter dated November 9, 2009.

On July 15, 2009, the U.S. District Court for the District of Columbia unsealed the qui tam False Claims Act complaint of relator Sheldon Batiste, a former employee of SLM Financial Corporation (U.S. ex rel. Batiste v. SLM Corporation, et al.). The First Amended Complaint alleges that the Company violated the False Claims Act by its “systemic failure to service loans and abide by forbearance regulations” and “its receipt of U.S. subsidies to which it was not entitled” through the federally guaranteed student loan program, FFELP. No amount in controversy is specified, but the relator seeks treble actual damages, as well as civil monetary penalties on each of its claims. The U.S. Department of Justice declined intervention. The Company filed its Motion to Dismiss on September 21, 2009. The Motion remains pending.

On August 3, 2009, the Company received the final audit report of ED’s Office of the Inspector General (“OIG”) related to the Company’s billing practices for special allowance payments. Among other things, the OIG recommended that ED instruct the Company to return approximately $22 million in alleged special allowance overpayments. The Company continues to believe that its practices were consistent with longstanding ED guidance and all applicable rules and regulations and intends to continue disputing these findings. The Company provided its response to the Secretary on October 2, 2009. The OIG has audited other industry participants with regard to special allowance payments for loans funded by tax exempt obligations and in certain cases the Secretary of ED has disagreed with the OIG’s recommendations.

On August 26, 2009, the U.S. District Court for the Eastern District of Virginia unsealed a qui tam False Claims Act complaint filed on September 21, 2007 by a former ED researcher, Dr. Jon Oberg, against eleven student loan companies, including two Sallie Mae companies, SLM Corporation and Southwest Student Services Corporation (Southwest) (U.S. ex rel. Oberg v. Nelnet et al.). The complaint seeks the return of approximately $1 billion in the aggregate from the eleven companies as a result of alleged improper “recycling” of 9.5 percent SAP loans. The U.S. Department of Justice declined to intervene. The allegations against SLM Corporation in the amended complaint appear to be that Southwest allegedly engaged in wrongful “recycling” of student loans. The Company purchased Southwest in 2004. According to the amended complaint, Southwest allegedly overbilled the ED approximately $35 million in unlawful SAP claims. SLM is not alleged to have improperly billed the government, but is alleged to be the alter ego of Southwest. The court denied SLM Corporation’s and Southwest’s Motion to Dismiss on December 1, 2009 and SLM Corporation’s Judgment on the Pleadings on January 20, 2010. Discovery is proceeding.

On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington (Mark A. Arthur et al. v. SLM Corporation). The suit complains that Sallie Mae allegedly contacted “tens of thousands” of consumers on their cellular telephones without their prior express consent in violation of the Telephone Consumer Protection Act, § 227 et seq. (TCPA). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief.

We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, the collections subsidiaries in our APG segment are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that we have violated a federal or state law in the process of collecting their accounts. Management believes that these claims, lawsuits and other actions, individually or in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations. Finally, from time to time, we receive information and document requests from state attorneys general and other governmental agencies concerning certain of our business practices. Our practice has been and continues to be to cooperate with the state attorneys general and governmental agencies and to be responsive to any such requests.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended December 31, 2009.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company’s common stock as of January 31, 2010 was 536. The following table sets forth the high and low sales prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years.

Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2009	High	$12.43	$10.47	$10.39	$12.11
	Low	3.11	4.02	8.12	8.01
2008	High	$23.00	$25.05	$19.81	$12.03
	Low	14.70	15.45	9.37	4.19

The Company paid quarterly cash dividends of $.25 for the first quarter of 2007. There were no dividends paid in 2008 or 2009.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s common share repurchases during 2009. The only repurchases conducted by the Company during the period were in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled approximately 200,000 shares for 2009 and not in connection with any authorized buy back program). See Note 11, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
	Purchased	Share	or Programs	Programs
(Common shares in millions)

Period:
January 1 – March 31, 2009	.1	$10.31	—	38.8
April 1 – June 30, 2009	—	—	—	38.8
July 1 – September 30, 2009	—	—	—	38.8
October 1 – October 31, 2009	—	—	—	38.8
November 1 – November 30, 2009	.1	11.27	—	38.8
December 1 – December 31, 2009	—	—	—	38.8

Total fourth quarter	.1	11.27	—	38.8

Year ended December 31, 2009	.2	$10.79	—	38.8

Stock Performance

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on its common stock to that of Standard & Poor’s 500 Stock Index and Standard & Poor’s Financials Index. The graph assumes a base investment of $100 at December 31, 2003 and reinvestment of dividends through December 31, 2009.

Five Year Cumulative Total Shareholder Return

Company/Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

SLM Corporation	$100.0	$104.8	$94.6	$39.6	$17.5	$22.1
S&P 500 Financials	100.0	106.3	126.4	103.5	47.4	55.3
S&P Index	100.0	104.8	121.2	127.8	81.1	102.2

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data

Selected Financial Data 2005-2009
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

	2009	2008	2007	2006	2005

Operating Data:
Net interest income	$1,723	$1,365	$1,588	$1,454	$1,451
Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$482	$(70)	$(902)	$1,147	$1,379
Discontinued operations, net of tax	(158)	(143)	6	10	3

Net income (loss) attributable to SLM Corporation	$324	$(213)	$(896)	$1,157	$1,382

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.71	$(.39)	$(2.28)	$2.71	$3.24
Discontinued operations	(.33)	(.30)	.02	.02	.01

Total	$.38	$(.69)	$(2.26)	$2.73	$3.25

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.71	$(.39)	$(2.28)	$2.61	$3.04
Discontinued operations	(.33)	(.30)	.02	.02	.01

Total	$.38	$(.69)	$(2.26)	$2.63	$3.05

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$.25	$.97	$.85
Return on common stockholders’ equity	5%	(9)%	(22)%	32%	45%
Net interest margin	1.05	.93	1.26	1.54	1.77
Return on assets	.20	(.14)	(.71)	1.22	1.68
Dividend payout ratio	—	—	(11)	37	28
Average equity/average assets	2.96	3.45	3.51	3.98	3.82
Balance Sheet Data:
Student loans, net	$143,807	$144,802	$124,153	$95,920	$82,604
Total assets	169,985	168,768	155,565	116,136	99,339
Total borrowings	161,443	160,158	147,046	108,087	91,929
Total SLM Corporation stockholders’ equity	5,279	4,999	5,224	4,360	3,792
Book value per common share	8.05	7.03	7.84	9.24	7.81
Other Data:
Off-balance sheet securitized student loans, net	$32,638	$35,591	$39,423	$46,172	$39,925

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Years ended December 31, 2007-2009
(Dollars in millions, except per share amounts, unless otherwise stated)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the statements contained in this Annual Report discuss future expectations and business strategies or include other “forward-looking” information. These statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

OVERVIEW

This section provides an overview of the Company’s 2009 business results from a financial perspective. Certain financial impacts of funding and liquidity, loan losses, asset growth and net interest margin, fee income, the distressed debt purchased paper business, operating expenses, and capital adequacy are summarized below.

The income statement amounts discussed in this Overview section are on a “Core Earning” basis. Although “Core Earnings” is the basis used for the Company’s segment disclosures required under GAAP (see Note 20, “Segment Reporting” to the consolidated financial statements), the consolidation of the individual segments’ income statements is considered a non-GAAP financial measure and thus is not considered to be presented in accordance with GAAP. See “RESULTS OF OPERATIONS,” below, for a discussion of income statement amounts on a GAAP basis. See “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment” for a discussion of “Core Earnings” and a reconciliation of “Core Earnings” income to GAAP income.

In the second quarter of 2009, the Department of Education (“ED”) named Sallie Mae as one of four private sector servicers awarded a servicing contract (the “ED Servicing Contract”) to service loans. The contract covers the servicing of all federally-owned student loans, including loans under the DSLP and the servicing of FFELP loans purchased by ED as part of the Loan Purchase Commitment Program (“Purchase Program”) pursuant to The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). See “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs” for a further discussion. Beginning in 2010, the contract will also cover the servicing of new Direct Loans. The contract has an initial term of five years with one, five-year renewal at the option of ED.

Through December 31, 2009, the Company has sold to ED approximately $18.5 billion face amount of loans as part of the Purchase Program. Borrowings of $18.5 billion related to the Loan Purchase Participation Program (“Participation Program”) pursuant to ECASLA were paid down in connection with these loan sales. The Company recognized a $284 million gain in 2009 related to this loan sale. The Company is servicing approximately 2 million accounts under the ED Servicing Contract as of December 31, 2009. This amount serviced includes loans sold by the Company to ED as well as loans sold by other companies to ED.

As discussed in the Business section, legislative changes to the FFELP, the credit markets and the economic downturn impacted the Company’s financial results for 2008 and 2009. The Company reported $597 million in “Core Earnings” net income in 2009, an increase from $526 million in 2008.

Funding and Liquidity

In 2009, we extended the duration of our liabilities by executing term financings to replace short-term funding. In 2009, we completed a total of $5.9 billion of FFELP loan securitizations, $14.6 billion in funding through the Straight A conduit and $7.5 billion in Private Education Loan securitizations ($6.0 billion through the Term Asset-Backed Securities Loan Facility (“TALF”)). We also raised $4.5 billion in term deposits at Sallie Mae Bank which was used to originate Private Education Loans.

The Company began actively repurchasing its outstanding debt in the second quarter of 2008. The Company repurchased $3.4 billion and $1.9 billion face amount of its senior unsecured notes for the years ended December 31, 2009 and 2008, respectively. The debt repurchased had maturity dates ranging from 2008 to 2016. This repurchase activity resulted in gains of $536 million and $64 million in 2009 and 2008, respectively. In January 2010, the Company repurchased $812 million of unsecured debt through a tender offer for a gain of $45 million.

During 2009, the Company converted $339 million of its Series C Preferred Stock to common stock. As part of this conversion, the Company delivered to the holders of the preferred stock: (1) approximately 17 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in additional expense recorded as a part of preferred stock dividends for the period of approximately $53 million. From the transaction date through the mandatory conversion date of December 15, 2010, these transactions are cash flow positive.

In January 2010, we terminated our existing ABCP facility and replaced it with a multiyear facility that will allow us to fund federal loans at a much lower cost. The new facility provides funding of up to $10 billion in the first year, $5 billion in the second year and $2 billion in the third year. The upfront fees were $4 million and the interest rate is commercial paper issuance cost plus 0.50 percent, a sharp reduction from the fees and interest rate associated with the prior facility. In 2008 and 2009, we paid upfront fees of $390 million and $151 million, respectively, on our ABCP facilities.

In January 2010, we also became a member of the Federal Home Loan Bank of Des Moines (the “FHLB”) through our HICA insurance subsidiary. Through this membership, the FHLB will provide advances backed by Federal Housing Finance Agency approved collateral, which include federally-guaranteed student loans. The amount, price and tenor of future advances will vary and will be determined at the time of each borrowing.

At December 31, 2009, 85 percent of our Managed student loans were funded for the life of the loans, up from 70 percent in the prior year. We also had $12.5 billion in primary liquidity at December 31, 2009 consisting of cash and investments and committed lines of credit.

Loan Losses

On a “Core Earnings” basis, the loan loss provision for the year was $1.6 billion, of which $1.4 billion was for Private Education Loans. Provision expense has remained elevated since the fourth quarter of 2008 primarily as a result of the continued uncertainty of the U.S. economy. The Private Education Loan portfolio had experienced a significant increase in delinquencies through the first quarter of 2009; however, delinquencies as a percentage of loans in repayment declined in the second, third and fourth quarters of 2009. The Company believes charge-offs peaked in the third quarter of 2009 and will decline in future quarters as evidenced by the 33 percent decline in charge-offs that occurred between the third and fourth quarters of 2009.

Asset Growth and Net Interest Margin

In 2009, the Company originated $21.7 billion in FFELP loans, a 21 percent increase over 2008. We refocused our FFELP originations on our internal lending brands, which grew 40 percent over 2008. See “LENDING BUSINESS SEGMENT — Loan Originations” for a further discussion.

Private Education Loan originations for 2009 were $3.2 billion, a 50 percent decline from 2008. This decline is primarily a result of a continued tightening of our underwriting criteria, an increase in guaranteed student loan borrowing limits and the Company’s withdrawal from certain markets. Beginning in 2008, the Company increased its underwriting standards, and as a result, average FICO scores and the percentage of loans with cosigners have increased. The Company expects to maintain its high quality underwriting standards. The impact of this initiative and the overall economy may impact future Private Education Loan asset growth.

“Core Earnings” net interest income was $2.3 billion in 2009 compared to $2.4 billion in 2008. “Core Earnings” net interest income was negatively impacted in 2009 compared to 2008 primarily as a result of an 18 basis point widening of the CP/LIBOR spread and higher credit spreads on the Company’s ABS debt issued in 2008 and 2009 due to the current credit environment. Partially offsetting these decreases to net interest income were lower cost of funds related to the ED Conduit Program, lower borrowing costs associated with our ABCP facility, higher asset spreads earned on Private Education Loans originated during 2009 compared to prior years, and a $12 billion increase in the average balance of Managed student loans.

Fee Income

“Core Earnings” fee income from our contingency business declined $44 million from $340 million in 2008 to $296 million in 2009. This decline was primarily a result of significantly less guarantor collections revenue associated with rehabilitating delinquent FFELP loans. Loans are considered rehabilitated after a certain number of on-time payments have been collected. The Company earns a rehabilitation fee only when the Guarantor sells the rehabilitated loan. The disruption in the credit markets has limited the sale of rehabilitated loans.

“Core Earnings” fee income from our Guarantor Servicing business was $136 million for the year, a $15 million increase from last year. This increase primarily relates to an increase in guarantor issuance fees earned as a result of a significant increase in FFELP loan guarantees (consistent with the significant increase in the Company’s FFELP loan originations) over the prior year as well as an increase in account maintenance fees earned which are a function of the size of the FFELP portfolio.

A source of additional fee income for 2010 will be third-party servicing revenue. As previously discussed, the Company began servicing 2 million accounts in the fourth quarter of 2009 under the ED Servicing Contract. The Company earned $9 million of servicing revenue in the fourth quarter of 2009 related to this contract and expects this to grow significantly as this third-party serviced portfolio increases over time.

Purchased Paper Business

In 2008, we decided to exit the debt purchased paper business (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

The Company sold its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009. With the sale of GRP, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. This sale of assets in the fourth quarter of 2009 resulted in an after-tax loss of $95 million. As of December 31, 2009, the portfolio of assets related to the Purchased Paper business was $285 million.

Operating Expenses

For 2009, operating expenses on a “Core Earnings” basis were $1.18 billion, compared to $1.23 billion in 2008. The $50 million decrease in operating expenses was primarily due to the Company’s cost reduction efforts, offset by an increase in collection costs for delinquent and defaulted loans as well as higher expenses incurred to reconfigure the Company’s servicing system to meet the requirements of the ED Servicing Contract awarded in 2009.

Capital Adequacy

At year-end, the Company’s tangible capital ratio was 2.0 percent of Managed assets, compared to 1.8 percent at 2008 year-end. With 80 percent of our Managed loans carrying an explicit federal government guarantee and 85 percent of our Managed loans funded for the life of the loan, we currently believe that our capital levels are appropriate. In the current economic environment, we cannot predict the availability nor cost of additional capital, should the Company determine that additional capital is necessary.

Legislative & Regulatory Developments

On February 26, 2009, the Administration issued their 2010 fiscal year budget request to Congress which included provisions that called for the elimination of the FFELP program and which would require all new federal loans to be made through the Direct Student Loan Program (“DSLP”). On September 17, 2009 the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility act (“SAFRA”), which was consistent with the Administration’s 2010 budget request to Congress. If it became law SAFRA would eliminate the FFELP and require that, after July 1, 2010 all new federal loans be made through the DSLP. The Administration’s 2011 fiscal year budget continued these requests.

The Senate has not yet introduced legislation on this issue. The Company, together with other members of the student loan community, has been working with members of Congress to enhance SAFRA to allow students and schools to continue to choose their loan originator and to require servicers to share in the risk of loan default. This proposal is referred to as the “Community Proposal” because it has the widespread support of the student lending community, which includes lenders, Guarantors, financial aid advisors and others. We believe that maintaining competition in the student loan programs and requiring participants to assume a portion of the risk inherent in the program, two of the major tenets of the Community Proposal, would result in a more efficient and cost effective program that better serves students, schools, ED and taxpayers.

Although the ultimate outcome of this proposed legislation is still unknown, the following summarizes the impact on the Company’s business if SAFRA is passed:

1.	The Company would no longer originate FFELP loans and therefore would no longer earn revenue on new FFELP loan volume. The Company would make significant reductions in operating expense as the FFELP origination function would no longer be needed.

2.	The Company earns collections revenue on delinquent and defaulted FFELP loans as well as guarantor account maintenance fees which are based on the size of the underlying FFELP portfolio. Because there would no longer be any new FFELP loan originations, this collections revenue and guarantor account maintenance fee revenue would decline over time as the underlying FFELP portfolio winds down. These revenues are recorded in contingency fee revenue and guarantor servicing fees.

3.	The Company earns guarantor issuance fees on new FFELP guarantees. This revenue would no longer occur. This revenue is recorded in guarantor servicing fees.

4.	The Company would service a percentage of the Direct Lending loans originated subsequent to the passage of SAFRA under the Company’s current contract to service ED loans, increasing our servicing revenue.

If the Community Proposal is passed the following would be the impact on the Company’s business:

1.	The Company would originate FFELP loans and would subsequently sell those loans to ED for a fee. Because the loans would be sold, the Company would no longer earn net interest margin on new FFELP loan volume.

2.	The impact to collections revenue, guarantor account maintenance fees and guarantor issuance fees is the same as if SAFRA passes.

3.	The Company would service a percentage of the Direct Lending loans originated subsequent to the passage of the Community Proposal under the Company’s current contract to service ED loans. The Community Proposal would create incentives for enhanced default prevention through servicing risk-sharing.

See the “LENDING BUSINESS SEGMENT,” “APG BUSINESS SEGMENT” and “CORPORATE AND OTHER BUSINESS SEGMENT” discussions for greater detail on the nature and extent of our income and operations related to these areas.

On January 14, 2010, President Obama announced his intention to propose a Financial Crisis Responsibility Fee that would require certain institutions which own insured depository institutions to pay a tax equal to 15 basis points (0.15 percent) of certain liabilities. This tax is intended to raise up to $117 billion to reimburse the federal government for the projected cost of the Troubled Asset Relief Program (“TARP”). Congress has not yet taken up any legislation and no legislative language has been proposed. As such, the Company cannot say whether it will be subject to this new tax, if enacted. Additionally, since the Company did not receive any money from the TARP, the Company’s position is that the Company should not be subject to the tax. Moreover, the majority of loans held by the Company were originated under the FFELP, with program terms and interest rates determined by Congress, and subjecting those assets to this new tax would not be consistent with the behavior the tax is intended to penalize.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Note 2 to the consolidated financial statements, “Significant Accounting Policies,” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. The most significant judgments, estimates and assumptions relate to the following critical accounting policies that are discussed in more detail below.

Allowance for Loan Losses

We maintain an allowance for loan losses at an amount sufficient to absorb losses incurred in our FFELP loan and Private Education Loan portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. We analyze those portfolios to determine the effects that the various stages of delinquency and forbearance have on borrower default behavior and ultimate charge-off. We estimate the allowance for loan losses for our loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off and is a widely used reserving methodology in the consumer finance industry. We also use the migration analysis to estimate the amount of uncollectible accrued interest on Private Education Loans and reserve for that amount against current period interest income. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Our default estimates are based on a loss confirmation period of generally two years (i.e., our allowance for loan loss covers the next two years of expected losses). The two-year estimate of the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement. We believe that the Private Education Loan and FFELP allowance for loan losses are appropriate to cover probable losses incurred in the student loan portfolio.

When calculating the allowance for loan losses on Private Education Loans, we divide the portfolio into categories of similar risk characteristics based on loan program type, loan status (in-school, grace, forbearance, repayment and delinquency), underwriting criteria (FICO scores), and existence or absence of a cosigner. As noted above, we use historical experience of borrower default behavior and charge-offs to estimate the probable credit losses incurred in the loan portfolio at the reporting date. Also, we use historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, management reviews the adequacy of the allowance for loan losses and determines if qualitative adjustments need to be considered. One technique for making this determination is through projection modeling, which is used to determine if the allowance for loan losses is sufficient to absorb credit losses anticipated during the loss confirmation period. Projection modeling is a forward-looking projection of charge-offs. Assumptions that are utilized in the projection modeling include (but are not limited to) historical experience, recent changes in collection policies and procedures, collection performance, and macroeconomic indicators. Additionally, management considers changes in laws and regulations that could potentially impact the allowance for loan losses.

The current and future economic environment is taken into account by the Company when calculating the allowance for loan loss. The Company analyzes key economic statistics and the impact they will have on future charge-offs. Key economic statistics analyzed as part of the allowance for loan loss are unemployment rates (total and specific to college graduates), consumer confidence and other asset type delinquency rates (credit cards, mortgages). As a result of the economy, provision expense has remained elevated since the fourth quarter of 2008. If the economy weakens beyond our expectations, the expected losses resulting from our default and collection estimates embedded in the allowance could be higher than currently projected.

As part of concluding on the adequacy of the allowance for loan loss, the Company also reviews key allowance and loan metrics. The most relevant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

In 2009, the Company implemented a program which offers loan modifications to borrowers who qualify. Temporary interest rate concessions are granted to borrowers experiencing financial difficulties and who meet other criteria. The allowance on these loans is calculated based on the present value of the expected cash flows (including estimates of future defaults) discounted at the loan’s effective interest rate. This calculation contains estimates which are inherently subjective and are evaluated on a periodic basis.

Historically, our Private Education Loan programs do not require that borrowers begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are generally low while the borrower is in school. At December 31, 2009, 31 percent of the principal balance in the higher education Managed Private Education Loan portfolio is related to borrowers who are in in-school or grace status and not required to make payments. As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will change accordingly.

Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered separately in our allowance for loan losses. The loss confirmation period is in alignment with our typical collection cycle and takes into account these periods of forbearance.

In general, Private Education Loan principal is charged-off against the allowance when the loan exceeds 212 days delinquency. The charge-off amount equals the estimated loss of the defaulted loan balance. Actual recoveries, as they are received, are applied against the remaining loan balance that was not charged off. If periodic recoveries are less than originally expected, the difference results in immediate additional provision expense and charge off of such amount.

FFELP loans are guaranteed as to their principal and accrued interest in the event of default subject to a Risk Sharing level set based on the date of loan disbursement. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. The CCRAA reduces the Risk Sharing level for loans disbursed on or after October 1, 2012 to 95 percent reimbursement.

Similar to the allowance for Private Education Loan losses, the allowance for FFELP loan losses uses historical experience of borrower default behavior and a two-year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We divide the portfolio into categories of similar risk characteristics based on loan program type, school type and loan status. We then apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, management reviews the adequacy of the allowance for loan losses, in the same manner described above for Private Education Loans, and determines if qualitative adjustments need to be considered.

Premium and Discount Amortization

For both federally insured and Private Education Loans, we account for premiums paid, discounts received, and capitalized direct origination costs incurred on the origination of student loans in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 310, “Receivables.” The unamortized portion of the premiums and the discounts is included in the carrying value of the student loans on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield over the estimated life of the student loan after giving effect to the amortization of purchase premiums and accretion of student loan discounts. In arriving at the expected yield, we make a number of estimates that when changed are reflected as a cumulative adjustment to interest income in the current period. The most critical estimates for premium and discount amortization are incorporated in the Constant Prepayment Rate (“CPR”), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. The CPR estimate is based on historical prepayments due to consolidation activity, defaults, and term extensions from the utilization of forbearance as well as management’s qualitative expectation of future prepayments and term extensions.

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

At the beginning of 2008, when we evaluated our estimates by taking into consideration the suspension of our FFELP consolidation program, there was an expectation of increased external consolidations to third parties but an overall decrease in total consolidation activity (when taking into account both internal consolidations and consolidations to third parties) due to a lack of financial incentive for lenders to continue offering a consolidation product. External consolidations did not significantly increase as expected; therefore, the consolidation assumptions implemented in the first quarter of 2008 were reduced during the third quarter of 2008, as we made the decision to lower the consolidation rate as additional information became available. This consolidation assumption was reduced again in the third quarter of 2009 as additional information became available. The total GAAP impact to interest income of CPR assumption changes in 2009 and 2008, related to FFELP loans, was $37.2 million and $20.1 million, respectively.

Additionally, in previous years, the increased activity in FFELP Consolidation Loans had led to demand for the consolidation of Private Education Loans. The private loan consolidation assumption was established in 2007 and was changed to explicitly consider private loan consolidation in the same manner as for FFELP. Because of limited historical data on private loan consolidation, the assumption primarily relies on near term plan data and timing assumptions. In the second quarter of 2008, due to funding limitations, we suspended making private consolidation loans, which impacted this assumption. The total GAAP impact to interest income of CPR assumption changes in 2009 and 2008, related to Private Education Loans, was ($2.4) million and $9.4 million, respectively.

Loan consolidation, default, term extension and other prepayment factors affecting our CPR estimates are impacted by changes in our business strategy, FFELP legislative changes, and changes to the current economic and credit environment. If our accounting estimates, especially CPRs, are different as a result of changes to our business environment or actual consolidation or default activity, the previously recognized interest income on our student loan portfolio based on the expected yield of the student loan would potentially result in a material adjustment in the current period.

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

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors, including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

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

In August 2009, the FASB issued a topic update to ASC 820, “Fair Value Measurements and Disclosures.” The update provides clarification for the valuation of liabilities when a quoted price in an active market for the liability does not exist and clarifies that a quoted price for the liability when traded as an asset (when no adjustments are required) is a Level 1 fair value measurement. In addition, it also clarifies that an entity is not required to adjust the value of a liability for the existence of a restriction that prevents the transfer of the liability. This topic update was effective for the Company beginning October 1, 2009 and was not material to the Company.

On April 9, 2009, the FASB issued three ASC topic updates regarding fair value measurements and recognition of impairment. Under ASC 320, “Investments — Debt and Equity Securities,” impairment must be recorded within the consolidated statements of income for debt securities if there exists a fair value loss and the entity intends to sell the security or it is more likely than not the entity will be required to sell the security before recovery of the loss. Additionally, expected credit losses must be recorded through income regardless of the impairment determination above. Remaining fair value losses are recorded to other comprehensive income. ASC 825, “Financial Instruments,” requires interim disclosures of the fair value of financial instruments that were previously only required annually. Finally, the update to ASC 820 provides guidance for determining when a significant decrease in market activity has occurred and when a transaction is not orderly. It further reiterates that prices from inactive markets or disorderly transactions should carry less weight, if any, in the determination of fair value. These topic updates were effective for the Company beginning April 1, 2009. The adoption of these updates was not material to the Company.

Significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.	Investments — Our investments primarily consist of overnight/weekly maturity instruments with high credit quality counterparties. However, we have considered credit and liquidity risk involving specific instruments. These assumptions have further been validated by the successful maturity of these investments in the period immediately following the end of the reporting period. In the fourth quarter of 2008, we recorded an impairment of $8 million related to our investment in the Reserve Primary Fund based on an internal assessment of the collectability of our remaining investment. See “LIQUIDITY AND CAPITAL RESOURCES — Counterparty Exposure” for a further discussion.

2.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $65 million as of December 31, 2009. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $195 million to take into account a significant reduction in liquidity as of December 31, 2009, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in the Company’s on-balance sheet trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs. These swaps were transferred into Level 3 during the first quarter of 2009 due to a change in the assumption regarding successful remarketing and significant unobservable inputs used to model notional amortizations. The significant inputs used are prepayment and default rate assumptions used to project the cash flows of the trust. These swaps were carried at $1.6 billion as of December 31, 2009.

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

4.	Student Loans — Our FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. The fair value is disclosed in compliance with ASC 825. For both FFELP loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, and required return on equity. In addition, the Floor Income component of our FFELP loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases, these are either infrequent or not observable. For FFELP loans classified as held-for-sale and accounted for at the lower of cost or market, the fair value is based on the committed sales price of the various loan purchase programs established by ED.

For further information regarding the impact of Level 3 fair values to the results of operations, see Note 16, “Fair Value Measurements,” to the consolidated financial statements.

Securitization Accounting and Retained Interests

We regularly engage in securitization transactions as part of our Lending segment financing strategy (see also “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities”). In a securitization, we sell student loans to a trust that issues bonds backed by the student loans as part of the transaction. When our securitizations meet the sale criteria of ASC 860, “Transfers and Servicing,” we record a gain on the sale of the student loans, which is the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received including the Residual Interest component of the Retained Interest in the securitization transaction. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. We have not structured any securitization transaction to meet the sale criteria since March 2007 and all securitizations settled since that date have been accounted for on-balance sheet as secured financings as a result.

Under ASC 825, we elected to carry all existing Residual Interests at fair value with subsequent changes in fair value recorded in servicing and securitization revenue. Since there are no quoted market prices for our Residual Interests, we estimate their fair value both initially and each subsequent quarter using the key assumptions listed below:

•	The CPR (see “Premium and Discount Amortization” above for discussion of this assumption).

•	The expected credit losses from the underlying securitized loan portfolio. Although loss estimates related to the allowance for loan loss are based on a loss confirmation period of generally two years, expected credit losses related to the Residual Interests use a life of loan default rate. The life of loan default rate is used to determine the percentage of the loan’s original balance that will default. The life of loan default rate is then applied using a curve to determine the percentage of the overall default rate that should be recognized annually throughout the life of the loan (see also “Allowance for Loan Losses” above for the determination of default rates and the factors that may impact them).

•	The discount rate used (see “Fair Value Measurement” discussed above).

We also receive income for servicing the loans in our securitization trusts. We assess the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in ASC 860. To the extent such compensation is determined to be no more or less than adequate compensation, no servicing asset or obligation is recorded.

See discussion that follows on changes to accounting principles associated with transfers of financial assets and the Variable Interest Entity Consolidation Model that will be effective in 2010.

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model — Changes in Accounting Principles effective January 1, 2010

In June 2009, the FASB issued topic updates to ASC 860, “Transfers and Servicing,” and to ASC 810, “Consolidation.”

The topic update to ASC 860, among other things, (1) eliminates the concept of a Qualifying Special Purpose Entity (“QSPE”), (2) changes the requirements for derecognizing financial assets, (3) changes the amount of the recognized gain/loss on a transfer accounted for as a sale when beneficial interests are received by the transferor, and (4) requires additional disclosure. The topic update to ASC 860 is effective for transactions which occur in fiscal years beginning after November 15, 2009. The impact of ASC 860 to future transactions will depend on how such transactions are structured. ASC 860 relates primarily to the Company’s secured borrowing facilities. All of the Company’s secured borrowing facilities entered into in 2008 and 2009, including securitization trusts, have been accounted for as on balance sheet financing facilities. These transactions would have been accounted for in the same manner if ASC 860 had been effective during these years.

The topic update to ASC 810 significantly changes the consolidation model for Variable Interest Entities (“VIEs”). The topic update amends ASC 810 and, among other things, (1) eliminates the exemption for QSPEs, (2) provides a new approach for determining who should consolidate a VIE that is more focused on control rather than economic interest, (3) changes when it is necessary to reassess who should consolidate a VIE and (4) requires additional disclosure. The topic update to ASC 810 is effective for the first annual reporting period beginning after November 15, 2009.

Under ASC 810, if an entity has a Variable Interest in a VIE and that entity is determined to be the Primary Beneficiary of the VIE then that entity will consolidate the VIE. The Primary Beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to the Company’s securitized assets, the Company is the servicer of the securitized assets and owns the Residual Interest of the securitization trusts. As a result the Company is the Primary Beneficiary of its securitization trusts and will consolidate those trusts that are off-balance sheet at their historical cost basis on January 1, 2010. The historical cost basis is the basis that would exist if these securitization trusts had remained on balance sheet since they settled. ASC 810 did not change the accounting of any other VIEs the Company has on its balance sheet as of January 1, 2010. These new accounting rules apply to new transactions entered into from January 1, 2010 forward as well.

On January 1, 2010, upon adopting ASC 810, the Company removed the $1.8 billion of Residual Interests associated with these trusts from the consolidated balance sheet and the Company consolidated $35.0 billion of assets ($32.6 billion of which are student loans, net of a $550 million allowance for loan loss) and $34.4 billion of liabilities (primarily trust debt), which resulted in an approximate $0.7 billion after-tax reduction of stockholders’ equity (through retained earnings). After adoption of ASC 810, related to the securitization trusts that were consolidated on January 1, 2010, the Company’s results of operations will no longer reflect servicing and securitization income related to these securitization trusts, but will instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties. This presentation will be identical to the Company’s accounting treatment of prior on-balance securitization trusts. The Company has not had a securitization that was treated as a sale since 2007.

Management allocates capital on a Managed Basis. This change will not impact management’s view of capital adequacy for the Company. The Company’s unsecured revolving credit facilities contain two principal financial covenants related to tangible net worth and net revenue. The tangible net worth covenant requires the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.5 billion as of December 31, 2009. Upon adoption of ASC 810 on January 1, 2010, consolidated tangible net worth as calculated for this covenant was $2.7 billion. Because the transition adjustment upon adoption of ASC 810 is recorded through retained earnings the net revenue covenant was not impacted by the adoption of ASC 810. The ongoing net revenue covenant will not be impacted by ASC 810’s impact on our securitization trusts as the net revenue covenant treated all off balance sheet trusts as on balance sheet for purposes of calculating net revenue.

Derivative Accounting

We use interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, Floor Income Contracts and interest rate cap contracts as an integral part of our overall risk management strategy to manage interest rate and foreign currency risk arising from our fixed rate and floating rate financial instruments. We account for these instruments in accordance with ASC 815, “Derivatives and Hedging,” which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. We determine the fair value for our derivative instruments primarily by using pricing models that consider current market conditions and the contractual terms of the derivative contracts. Market inputs into the model include interest rates, forward interest rate curves, volatility factors, forward foreign exchange rates, and the closing price of our stock (related to our equity forward contracts). Inputs are generally from active financial markets; however, as mentioned under “Fair Value Measurements” above, adjustments are made for inputs from illiquid markets and to adjust for credit risk. In some instances, counterparty valuations are used in determining the fair value of a derivative when deemed a more appropriate estimate of the fair value. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized and, as such, the use of different pricing models or assumptions could produce different financial results. As a matter of policy, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. Any significant differences are identified and resolved appropriately.

ASC 815 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by ASC 815 are met. We believe that all of our derivatives are effective economic hedges and are a critical element of our interest rate risk management strategy. However, under ASC 815, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, basis swaps and equity forwards, do not qualify for “hedge treatment” under ASC 815. Therefore, changes in market value along with the periodic net settlements must be recorded through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate and foreign currency exchange rate volatility, changing credit spreads during the period, and changes in our stock price (related to equity forwards), as well as the volume and term of derivatives not receiving hedge accounting treatment. See also “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting” for a detailed discussion of our accounting for derivatives.

Goodwill and Intangible Assets

Goodwill

The Company accounts for goodwill and acquired intangible assets in accordance with ASC 350, “Intangibles — Goodwill and Other,” pursuant to which goodwill is not amortized. Goodwill is tested for impairment annually as of September 30 at the reporting unit level, which is the same as or one level below an operating segment as defined in ASC 280, “Segment Reporting.” Goodwill is also tested at interim periods if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

In accordance with ASC 350, Step 1 of the goodwill impairment analysis consists of a comparison of the fair value of the reporting unit to its carrying value. The carrying value includes goodwill of $991 million at

December 31, 2009 and 2008. The Company retains an appraisal firm to perform annual Step 1 impairment testing. Accordingly, the Company engages the appraisal firm to determine the fair value of each of its four reporting units to which goodwill is allocated as of September 30. These four reporting units are Lending, APG, Guarantor Servicing and Upromise. The fair value of each reporting unit is determined by weighting different valuation approaches, as applicable, with the primary approach being the income approach.

The income approach measures the value of each reporting unit based on the present value of the reporting unit’s future economic benefit determined based on discounted cash flows derived from the Company’s projections for each reporting unit. These projections are generally five-year projections that reflect the future strategic operating and financial performance of each respective reporting unit, including assumptions related to applicable cost savings and planned dispositions or wind down activities. If a component of a reporting unit is winding down or is assumed to wind down, the projections extend through the anticipated wind down period. In conjunction with the Company’s September 30, 2009 annual impairment assessment, cash flow projections for the Lending, APG, and Guarantor Servicing reporting units were valued assuming the proposed SAFRA legislation is passed. If the Community Proposal is passed, it would result in additional cash flows for the Lending reporting unit but no material change in cash flows for the APG and Guarantor Servicing reporting units. (SAFRA legislation and Community Proposal are discussed in more detail in “OVERVIEW — Legislative and Regulatory Developments.)

Under the Company’s guidance, the appraisal firm develops both an asset rate of return and an equity rate of return (or discount rate) for each reporting unit incorporating such factors as a risk free rate, a market rate of return, a measure of volatility (Beta) and a company specific and capital markets risk premium, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. The Company considers whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and values each reporting unit based on the more likely hypothetical scenario. The Company has concluded that a hypothetical equity sale scenario would be more likely for its Lending reporting unit, while a hypothetical asset sale would be more likely for the APG, Guarantor Servicing and Upromise reporting units.

Discount rates employed in conjunction with the income approach reflect market based estimates of capital costs and are adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual reporting units. Accordingly, these discount rates are reflective of the long standing contractual relationships associated with these cash flows as well as the wind down nature of the cash flows for certain components of the Lending and APG reporting units and the Guarantor Servicing reporting unit as a whole. Management reviews and approves these discount rates, including the factors incorporated to develop the discount rates for each reporting unit. For the valuation of the Lending reporting unit, which assumes an equity sale, the discount rate is applied to the reporting unit’s projected net cash flows and the residual or terminal value yielding the fair value of equity for the reporting unit. For valuations assuming an asset sale, the discount rates applicable to the individual reporting units are applied to the respective reporting units’ projected asset cash flows and residual or terminal values, as applicable, yielding the fair value of the assets for the respective reporting units. The estimated proceeds from the hypothetical asset sale are then used to pay off any liabilities of the reporting unit with the remaining cash equaling the fair value of the reporting unit’s equity.

The guideline company or market approach as well as the publicly traded stock approach are also considered for the Company’s reporting units, as applicable. The market approach generally measures the value of a reporting unit as compared to recent sales or offerings of comparable companies. The secondary market approach indicates value based on multiples calculated using the market value of minority interests in publicly traded comparable companies or guideline companies. Whether analyzing comparable transactions or the market value of minority interests in publicly traded or guideline companies, consideration is given to the line of business and the operating performance of the comparable companies versus the reporting unit being tested. Given current market conditions, the lack of recent sales or offerings in the market and the low correlation between the operations of identified guideline companies to the Company’s reporting units, less emphasis is placed on the market approach for the APG, Guarantor Servicing and Upromise reporting units.

The Company acknowledges that its stock price (as well as that of its peers) is a consideration in determining the value of its reporting units and the Company as a whole. However, management believes the income approach is a better measure of the value of its reporting units in the current environment. During the latter half of 2008 and during 2009, the Company experienced a trend of lower and very volatile market capitalization. During 2009, the Company’s stock price fluctuated significantly from a low of $3.19 in March 2009 subsequent to the Administration’s 2010 budget proposal, which included its plan to eliminate the FFELP and require all federally funded students loans to be originated through the DSLP, to a high of $12.00 in December 2009. At September 30 and December 31, 2009, the Company’s stock price was $8.72 and $11.27, respectively. The Company believes the share price has been significantly reduced due to the continued downturn in the credit and economic environment as well as uncertainties surrounding the ongoing legislative process, as addressed previously in “OVERVIEW — Legislative and Regulatory Developments.” Management believes these economic factors should not have a long-term impact. In addition, the Company will review and revise, potentially significantly, its business model based on the final form of legislation upon completion of the legislative process.

In the event that the carrying value of the reporting unit exceeds the fair value as determined in Step 1, Step 2 of the goodwill impairment analysis compares the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner consistent with determining goodwill in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.

Other Acquired Intangibles

Other acquired intangible assets, which include but are not limited to tradenames, customer and other relationships, and non-compete agreements, are also accounted for in accordance with ASC 350. Acquired intangible assets with definite or finite lives are amortized over their estimated useful lives in proportion to their estimated economic benefit. Finite-lived acquired intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs or circumstances change indicating the carrying amount of a finite-lived asset or asset group may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset (or asset group) exceeds the estimated undiscounted cash flows used to determine the fair value of the asset or asset group. The impairment loss recognized would be the difference between the carrying amount and fair value. Indefinite-life acquired intangible assets are not amortized. They are tested for impairment annually as of September 30 or at interim periods if an event occurs or circumstances change that would indicate the carrying value of these assets may be impaired. The annual or interim impairment test of indefinite-lived acquired intangible assets is based primarily on a discounted cash flow analysis.

SELECTED FINANCIAL DATA

  Condensed Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
Net interest income	$1,723	$1,365	$1,588	$358	26%	$(223)	(14)%
Less: provisions for loan losses	1,119	720	1,015	399	55	(295)	(29)

Net interest income after provisions for loan losses	604	645	573	(41)	(6)	72	13
Gains on student loan securitizations	—	—	367	—	—	(367)	(100)
Servicing and securitization revenue	295	262	437	33	13	(175)	(40)
Gains (losses) on loans and securities, net	284	(186)	(95)	470	253	(91)	(96)
Gains (losses) on derivative and hedging activities, net	(604)	(445)	(1,361)	(159)	(36)	916	67
Contingency fee revenue	296	340	336	(44)	(13)	4	1
Collections revenue	51	128	220	(77)	(60)	(92)	(42)
Guarantor servicing fees	136	121	156	15	12	(35)	(22)
Other income	928	392	385	536	137	7	2
Restructuring expenses	14	83	23	(69)	(83)	60	261
Operating expenses	1,255	1,316	1,487	(61)	(5)	(171)	(11)

Income (loss) from continuing operations, before income tax expense (benefit)	721	(142)	(492)	863	(608)	350	71
Income tax expense (benefit)	238	(76)	408	314	(413)	(484)	(119)

Net income (loss) from continuing operations	483	(66)	(900)	549	832	834	93
(Loss) income from discontinued operations, net of tax	(158)	(143)	6	(15)	(10)	(149)	(2483)

Net income (loss)	325	(209)	(894)	534	256	685	77
Less: net income attributable to noncontrolling interest	1	4	2	(3)	(75)	2	100

Net income (loss) attributable to SLM Corporation	324	(213)	(896)	537	252	683	76
Preferred stock dividends	146	111	37	35	32	74	200

Net income (loss) attributable to common stock	$178	$(324)	$(933)	$502	155%	$609	65%

Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$482	$(70)	$(902)	$552	789%	$832	92%
Discontinued operations, net of tax	(158)	(143)	6	(15)	(10)	(149)	(2483)

Net income (loss) attributable to SLM Corporation	$324	$(213)	$(896)	$537	252%	$683	76%

Basic earnings (loss) per common share:
Continuing operations	$.71	$(.39)	$(2.28)	$1.10	282%	$1.89	83%

Discontinued operations	$(.33)	$(.30)	$.02	$(.03)	(10)%	$(.32)	1600%

Total	$.38	$(.69)	$(2.26)	$1.07	155%	$1.57	69%

Diluted earnings (loss) per common share:
Continuing operations	$.71	$(.39)	$(2.28)	$1.10	282%	$1.89	83%

Discontinued operations	$(.33)	$(.30)	$.02	$(.03)	(10)%	$(.32)	1600%

Total	$.38	$(.69)	$(2.26)	$1.07	155%	$1.57	69%

Dividends per common share	$—	$—	$.25	$—	—%	$(.25)	(100)%

Condensed Balance Sheets

			Increase (Decrease)
	December 31,		2009 vs. 2008
	2009	2008	$	%

Assets
FFELP Stafford and Other Student Loans, net	$42,979	$44,025	$(1,046)	(2)%
FFELP Stafford Loans Held-for-Sale	9,696	8,451	1,245	15
FFELP Consolidation Loans, net	68,379	71,744	(3,365)	(5)
Private Education Loans, net	22,753	20,582	2,171	11
Other loans, net	420	729	(309)	(42)
Cash and investments	8,084	5,112	2,972	58
Restricted cash and investments	5,169	3,535	1,634	46
Retained Interest in off-balance sheet securitized loans	1,828	2,200	(372)	(17)
Goodwill and acquired intangible assets, net	1,177	1,249	(72)	(6)
Other assets	9,500	11,141	(1,641)	(15)

Total assets	$169,985	$168,768	$1,217	1%

Liabilities and Stockholders’ Equity
Short-term borrowings	$30,897	$41,933	$(11,036)	(26)%
Long-term borrowings	130,546	118,225	12,321	10
Other liabilities	3,263	3,604	(341)	(9)

Total liabilities	164,706	163,762	944	1

SLM Corporation stockholders’ equity before treasury stock	7,140	6,855	285	4
Common stock held in treasury	1,861	1,856	5	—

SLM Corporation stockholders’ equity	5,279	4,999	280	6

Noncontrolling interest	—	7	(7)	(100)

Total equity	5,279	5,006	273	5

Total liabilities and equity	$169,985	$168,768	$1,217	1%

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

CONSOLIDATED EARNINGS SUMMARY

The main drivers of our net income are the growth in our Managed student loan portfolio and our financing cost, which drives net interest income, gains and losses on the sales of student loans, gains on debt repurchases, unrealized gains and losses on derivatives that do not receive hedge accounting treatment, growth in our fee-based business, and expense control.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

For the year ended December 31, 2009, net income attributable to SLM Corporation was $324 million, or $.38 diluted earnings per common share attributable to SLM Corporation common shareholders, compared to a net loss of $213 million, or $.69 diluted loss per common share attributable to SLM Corporation common shareholders, for the year ended December 31, 2008. For the year ended December 31, 2009, net income attributable to SLM Corporation from continuing operations was $482 million, or $.71 diluted earnings from continuing operations per common share attributable to SLM Corporation common shareholders, compared to a net loss from continuing operations of $70 million, or $.39 diluted loss from continuing operations per common share attributable to SLM Corporation common shareholders, for year ended December 31, 2008. For the year ended December 31, 2009, net loss attributable to SLM Corporation from discontinued operations was $158 million or $.33 diluted loss from discontinued operations per common share attributable to SLM Corporation common shareholders, compared to a net loss from discontinued operations of $143 million, or $.30 diluted loss from discontinued operations per common share attributable to SLM Corporation common shareholders, for the year ended December 31, 2008.

For the year ended December 31, 2009, the Company’s pre-tax income from continuing operations was $721 million compared to a pre-tax loss of $142 million in the prior year. The increase in pre-tax income of $863 million was primarily due to an increase in gains on debt repurchases of $472 million and an increase in gains on sales of loans and securities of $470 million offset by an increase of $159 million in net losses on derivative and hedging activities. The change in the net losses on derivative and hedging activities is primarily the result of mark-to-market derivative valuations on derivatives that do not qualify for “hedge treatment” under GAAP.

There were no gains on student loan securitizations in either the year ended December 31, 2009 or the prior year as the Company did not complete any off-balance sheet securitizations in those years. Servicing and securitization revenue increased by $33 million from $262 million in the year ended December 31, 2008 to $295 million in the year ended December 31, 2009. This increase was primarily due to a $95 million decrease in the current-year unrealized mark-to-market loss of $330 million on the Company’s Residual Interests compared with the prior-year unrealized mark-to-market loss of $425 million, offset by the decrease in net Embedded Floor Income. See “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities — Retained Interest in Securitized Receivables” for further discussion of the factors impacting the fair values.

Net interest income after provisions for loan losses decreased by $41 million in the year ended December 31, 2009 from the prior year. This decrease was due to a $399 million increase in provisions for loan losses offset by a $358 million increase in net interest income. The increase in net interest income was primarily due to an increase in the student loan spread, a decrease in the 2008 Asset Backed Financing Facilities fees and a $15 billion increase in the average balance of on-balance sheet student loans (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The increase in provisions for loan losses related primarily to increases in charge-off expectations on Private Education Loans primarily as a result of the continued weakening of the U.S. economy (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”).

There were $284 million in net gains on sales of loans and securities in the year ended December 31, 2009, primarily related to the ED Purchase Program as previously discussed, compared to net losses of $186 million incurred in the prior year. Prior to the fourth quarter of 2008, these losses were primarily the result of the Company’s repurchase of delinquent Private Education Loans from the Company’s off-balance sheet securitization trusts. When Private Education Loans in the Company’s off-balance sheet securitization trusts that settled before September 30, 2005 became 180 days delinquent, the Company previously exercised its contingent call option to repurchase these loans at par value out of the trusts and recorded a loss for the difference in the par value paid and the fair market value of the loans at the time of purchase. The Company does not hold this contingent call option for any trusts that settled after September 30, 2005. In October 2008, the Company decided to no longer exercise its contingent call option. The loss in 2008 also relates to the sale of approximately $1.0 billion FFELP loans to the ED under ECASLA, which resulted in a $53 million loss.

For the year ended December 31, 2009, contingency fee, collections and guarantor servicing fee revenue totaled $483 million, a $106 million decrease from $589 million in the prior year. This decrease was primarily due to a decline in revenue due to a significantly smaller non-mortgage purchased paper portfolio year-over-year as a result of winding down this collections business. Total impairment in the non-mortgage purchased paper portfolio was $79 million in 2009 compared to $111 million in 2008. The impairment is a result of the continued impact of the economy on the ability to collect on these assets (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. The plan focused on conforming our lending activities to the economic environment, exiting certain customer relationships and product lines, winding down our debt purchased paper businesses, and significantly reducing our operating expenses. The restructuring plan is essentially completed and our objectives have been met. As part of the Company’s cost reduction efforts, restructuring expenses of $14 million and $83 million were recognized in continuing operations in the years ended December 31, 2009 and 2008, respectively. Restructuring expenses from the fourth quarter of 2007 through December 31, 2009 totaled $129 million, of which $120 million was recorded in continuing operations and $9 million was recorded in discontinued operations. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 2,900 positions, or approximately 25 percent of the workforce. We estimate approximately $5 million of additional restructuring expenses associated with our current cost reduction efforts will be incurred during 2010. On September 17, 2009, the House passed SAFRA which, if signed into law, would eliminate the FFELP and require that, after July 1, 2010, all new federal loans be made through the Direct Loan program. The Senate has yet to take up the legislation. If this legislation is signed into law, the Company will undertake another significant restructuring to conform its infrastructure to the elimination of the FFELP and achieve additional expense reduction. See “OVERVIEW — Legislative and Regulatory Developments” for a further discussion of SAFRA.

Operating expenses were $1.26 billion in the year ended December 31, 2009 compared to $1.32 billion in the prior year. The $61 million decrease in operating expenses was primarily due to the Company’s cost reduction efforts discussed above as well as an $11 million reduction in amortization and impairment of acquired intangible assets. The amortization and impairment of acquired intangibles for continuing operations totaled $75 million and $86 million for the years ended December 31, 2009 and 2008, respectively.

Income tax expense from continuing operations was $238 million in the year ended December 31, 2009 compared to income tax (benefit) of $(76) million in the prior year, resulting in effective tax rates of 33 percent and 54 percent. The movement in the effective tax rate in 2009 compared with the prior year was primarily driven by the reduction of tax and interest on U.S. federal and state uncertain tax positions in both periods, as well as the permanent tax impact of deducting Proposed Merger-related transaction costs in the year ended December 31, 2008. Also contributing to the movement was the impact of significantly higher reported pre-tax income in 2009 and the resulting changes in the proportion of income subject to federal and state taxes. For additional information, see Note 19, “Income Taxes,” to the consolidated financial statements.

During 2009, the Company converted $339 million of its Series C Preferred Stock to common stock. As part of this conversion, the Company delivered to the holders of the preferred stock: (1) approximately 17 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in additional expense recorded as a part of preferred stock dividends for the period of approximately $53 million.

Net loss attributable to SLM Corporation from discontinued operations was $158 million for the year ended December 31, 2009 compared to $143 million for the prior year. As discussed above, the Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 which resulted in an after-tax loss of $95 million. In the year ended December 31, 2009, the Company incurred $154 million of after-tax asset impairments associated with this business line compared to the prior year, during which the Company incurred $161 million of after-tax asset impairments.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

For the year ended December 31, 2008, our net loss attributable to SLM Corporation was $213 million, or $.69 diluted loss per share attributable to SLM Corporation common shareholders, compared to a net loss of $896 million, or $2.26 diluted loss per share attributable to SLM Corporation common shareholders, for the year December 31, 2007. For the year ended December 31, 2008, net loss attributable to SLM Corporation from continuing operations was $70 million, or $.39 diluted earnings from continuing operations per common share attributable to SLM Corporation common shareholders, compared to a net loss from continuing operations of $902 million, or $2.28 diluted loss from continuing operations per common share attributable to SLM Corporation common shareholders, for year ended December 31, 2007. For the year ended December 31, 2008, net loss attributable to SLM Corporation from discontinued operations was $143 million, or $.30 diluted loss from discontinued operations per common share attributable to SLM Corporation common shareholders, compared to a net income from discontinued operations of $6 million, or $.02 diluted earnings from discontinued operations per common share attributable to SLM Corporation common shareholders, for the year ended December 31, 2007.

Pre-tax loss from continuing operations decreased by $350 million versus 2007 primarily due to a decrease in net losses on derivative and hedging activities from $1.4 billion for the year ended December 31, 2007 to $445 million for the year ended December 31, 2008, which was primarily a result of the mark-to-market on the equity forward contracts in the fourth quarter of 2007. This increase in income was partially offset by a $367 million decrease in gains on student loan securitizations and a $175 million decrease in servicing and securitization revenue.

There were no gains on student loan securitizations in the year ended December 31, 2008, compared to gains of $367 million in the year-ago period. We did not complete any off-balance sheet securitizations in the year ended December 31, 2008, versus one Private Education Loan securitization in 2007. In accordance with ASC 825, “Financial Instruments,” we elected the fair value option on all of the Residual Interests effective January 1, 2008. We made this election in order to simplify the accounting for Residual Interests by having all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either with changes in fair value recorded through other comprehensive income or with changes in fair value recorded through income. We reclassified the related accumulated other comprehensive income of $195 million into retained earnings and as a result equity was not impacted at transition on January 1, 2008. Changes in fair value of Residual Interests on and after January 1, 2008 are recorded through servicing and securitization income. We have not elected the fair value option for any other financial instruments at this time. Servicing and securitization revenue decreased by $175 million from $437 million in the year ended December 31, 2007 to $262 million in the year ended December 31, 2008. This decrease was primarily due to a $425 million unrealized mark-to-market loss recorded in 2008 compared to a $278 million unrealized mark-to-market loss in the prior year, which included both impairment and an unrealized mark-to-market gain recorded under ASC 815-15, “Embedded Derivatives”. The increase in the unrealized mark-to-market loss in 2008 versus 2007 was primarily due to increases in the discount rates used to value the Residual Interests. See “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities — Residual Interest in Securitized Receivables” for further discussion of the factors impacting the fair values.

Net interest income after provisions for loan losses increased by $72 million in the year ended December 31, 2008 from the prior year. This increase was due to a $295 million decrease in provisions for loan losses, offset by a $223 million decrease in net interest income. The decrease in net interest income was primarily due to a decrease in the student loan spread (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”) and an increase in the 2008 Asset-Backed Financing Facilities Fees, partially offset by a $25 billion increase in the average balance of on-balance sheet student loans. The decrease in provisions for loan losses relates to the higher provision amounts in the fourth quarter of 2007 for Private Education Loans, FFELP loans and mortgage loans, primarily due to a weakening U.S. economy. The significant provision in the fourth quarter of 2007 primarily related to the non-traditional portfolio which was particularly impacted by the weakening U.S. economy (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”).

For the year ended December 31, 2008, contingency fee, collections and guarantor servicing fee revenue totaled $589 million, a $123 million decrease from $712 million in the prior year. This decrease was primarily the result of $111 million of impairment related to our non-mortgage purchased paper subsidiary recorded in 2008 compared to $17 million in 2007. The increase in impairment is a result of the impact of the economy on the ability to collect on these assets (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

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

Restructuring expenses of $83 million and $23 million were recognized in the years ended December 31, 2008 and 2007, respectively, as previously discussed.

Operating expenses totaled $1.3 billion and $1.5 billion for the years ended December 31, 2008 and 2007, respectively. The year-over-year reduction is primarily due to our cost reduction efforts discussed above. Of these amounts, $86 million and $98 million, respectively, relate to amortization and impairment of goodwill and intangible assets for continuing operations.

Income tax (benefit) from continuing operations was $(76) million in the year ended December 31, 2008 compared to income tax expense of $408 million in the prior year resulting in effective tax rates of 54 percent and (83) percent. The movement in the effective tax rate in 2008 compared with the prior year was primarily driven by the permanent tax impact of excluding non-taxable gains and losses on equity forward contracts which were marked to market through earnings under ASC 815 in 2007. Also contributing to the movement was the impact of significantly lower reported pre-tax loss in 2008 and the resulting changes in the proportion of income subject to federal and state taxes. For additional information, see Note 19, “Income Taxes,” to the consolidated financial statements.

Net loss attributable to SLM Corporation from discontinued operations was $143 million for the year ended December 31, 2008, compared to net income of $6 million for the prior year. As discussed above, the Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009. In 2008, the Company incurred $161 million of after-tax asset impairments associated with this business line compared to the prior year, during which the Company incurred $2 million of after-tax asset impairments.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007.

	Years Ended
	December 31,
	2009	2008	2007

Gains on debt repurchases	$536	$64	$—
Late fees and forbearance fees	146	143	136
Asset servicing and other transaction fees	112	108	110
Loan servicing fees	53	26	26
Foreign currency translation gains (losses)	23	(31)	(3)
Gains on sales of mortgages and other loan fees	—	3	11
Other	59	79	105

Total other income	$929	$392	$385

The change in other income over the year-ago periods presented is primarily the result of the gains on debt repurchases. The Company began repurchasing its outstanding debt in the second quarter of 2008. The Company repurchased $3.4 billion and $1.9 billion face amount of its senior unsecured notes for the years ended December 31, 2009 and 2008, respectively. Since the second quarter of 2008, the Company has repurchased $5.3 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016.

BUSINESS SEGMENTS

The results of operations of the Company’s Lending and APG operating segments are presented below. These defined business segments operate in distinct business environments and are considered reportable segments under ASC 280, “Segment Reporting,” based on quantitative thresholds applied to the Company’s financial statements. In addition, we provide other complementary products and services, including Guarantor Servicing and Loan Servicing, through smaller operating segments that do not meet such thresholds and are aggregated in the Corporate and Other reportable segment for financial reporting purposes.

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

	Year Ended
	December 31, 2009
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,282	$—	$—
FFELP Consolidation Loans	1,645	—	—
Private Education Loans	2,254	—	—
Other loans	56	—	—
Cash and investments	9	—	20

Total interest income	5,246	—	20
Total interest expense	2,971	19	15

Net interest income (loss)	2,275	(19)	5
Less: provisions for loan losses	1,564	—	—

Net interest income (loss) after provisions for loan losses	711	(19)	5
Contingency fee revenue	—	296	—
Collections revenue	—	50	—
Guarantor serving fees	—	—	136
Other income	974	—	215

Total other income	974	346	351
Restructuring expenses	10	1	3
Operating expenses	581	315	284

Total expenses	591	316	287

Income from continuing operations, before income tax expense	1,094	11	69
Income tax expense(1)	388	7	24

Net income from continuing operations	706	4	45
Loss from discontinued operations, net of tax	—	(157)	—

Net income (loss)	706	(153)	45
Less: net income attributable to noncontrolling interest	—	1	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$706	$(154)	$45

Economic Floor Income (net of tax) not included in “Core Earnings”	$205	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$706	$3	$45
Discontinued operations, net of tax	—	(157)	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$706	$(154)	$45

	Year Ended
	December 31, 2008
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,216	$—	$—
FFELP Consolidation Loans	3,748	—	—
Private Education Loans	2,752	—	—
Other loans	83	—	—
Cash and investments	304	—	25

Total interest income	9,103	—	25
Total interest expense	6,665	25	19

Net interest income (loss)	2,438	(25)	6
Less: provisions for loan losses	1,029	—	—

Net interest income (loss) after provisions for loan losses	1,409	(25)	6
Contingency fee revenue	—	340	—
Collections revenue	—	129	—
Guarantor serving fees	—	—	121
Other income	180	—	199

Total other income	180	469	320
Restructuring expenses	49	11	23
Operating expenses	583	389	256

Total expenses	632	400	279

Income from continuing operations, before income tax expense	957	44	47
Income tax expense(1)	338	23	17

Net income from continuing operations	619	21	30
Loss from discontinued operations, net of tax	—	(140)	—

Net income (loss)	619	(119)	30
Less: net income attributable to noncontrolling interest	—	4	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$619	$(123)	$30

Economic Floor Income (net of tax) not included in “Core Earnings”	$55	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$619	$17	$30
Discontinued operations, net of tax	—	(140)	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$619	$(123)	$30

	Year Ended
	December 31, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,848	$—	$—
FFELP Consolidation Loans	5,522	—	—
Private Education Loans	2,835	—	—
Other loans	106	—	—
Cash and investments	868	—	21

Total interest income	12,179	—	21
Total interest expense	9,597	27	21

Net interest income (loss)	2,582	(27)	—
Less: provisions for loan losses	1,394	—	1

Net interest income (loss) after provisions for loan losses	1,188	(27)	(1)
Contingency fee revenue	—	336	—
Collections revenue	—	217	—
Guarantor serving fees	—	—	156
Other income	194	—	218

Total other income	194	553	374
Restructuring expenses	19	2	2
Operating expenses	690	361	339

Total expenses	709	363	341

Income from continuing operations, before income tax expense	673	163	32
Income tax expense(1)	249	60	12

Net income from continuing operations	424	103	20
Income from discontinued operations, net of tax	—	15	—

Net income	424	118	20
Less: net income attributable to noncontrolling interest	—	2	—

“Core Earnings” net income attributable to SLM Corporation	$424	$116	$20

Economic Floor Income (net of tax) not included in “Core Earnings”	$8	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$424	$101	$20
Discontinued operations, net of tax	—	15	—

“Core Earnings” net income attributable to SLM Corporation	$424	$116	$20

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

Pre-tax Differences between “Core Earnings” and GAAP by Business Segment

Our “Core Earnings” are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision makers. Our “Core Earnings” are used in developing our financial plans and tracking results and also in establishing corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. “Core Earnings” net income reflects only current period adjustments to GAAP net income, as described in the more detailed discussion of the differences between “Core Earnings” and GAAP that follows, which includes further detail on each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Years Ended December 31,
	2009			2008			2007
			Corporate			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments:
Net impact of securitization accounting	$(201)	$—	$—	$(442)	$—	$—	$247	$—	$—
Net impact of derivative accounting	(306)	—	—	(560)	—	—	217	—	(1,558)
Net impact of Floor Income	129	—	—	(102)	—	—	(169)	—	—
Net impact of acquired intangibles	(13)	(6)	(57)	(53)	(22)	(14)	(55)	(22)	(29)

Total “Core Earnings” adjustments to GAAP, pre-tax(1)	$(391)	$(6)	$(57)	$(1,157)	$(22)	$(14)	$240	$(22)	$(1,587)

(1)	The net tax effect of total differences for combined segments is $181 million, $454 million and $(87) million for the years ended December 31, 2009, 2008 and 2007, respectively. Income taxes are based on a percentage of net income before tax for the individual reportable segments.

1) Securitization Accounting:   Under GAAP, certain securitization transactions in our Lending operating segment are accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, we present all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP, are excluded from “Core Earnings” and are replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans and debt. We also exclude transactions with our off-balance sheet trusts from “Core Earnings” as they are considered intercompany transactions on a “Core Earnings” basis.

The following table summarizes “Core Earnings” securitization adjustments for the Lending operating segment for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(942)	$(872)	$(818)
Provisions for loan losses	445	309	380

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(497)	(563)	(438)
Intercompany transactions with off-balance sheet trusts	1	(141)	(119)

Net interest income on securitized loans, after provisions for loan losses	(496)	(704)	(557)
Gains on student loan securitizations	—	—	367
Servicing and securitization revenue	295	262	437

Total “Core Earnings” securitization adjustments(1)	$(201)	$(442)	$247

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

ASC 815 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by ASC 815, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts and certain basis swaps, do not qualify for “hedge treatment” as defined by ASC 815, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The gains and losses described in “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period, as well as the volume and term of derivatives not receiving hedge treatment.

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month month LIBOR debt. ASC 815 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required by ASC 815. Additionally, some of our FFELP loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the ASC 815 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting under ASC 815 on our net income for the years ended December 31, 2009, 2008 and 2007 when compared with the accounting principles employed in all years prior to the ASC 815 implementation.

	Years Ended December 31,
	2009	2008	2007

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(604)	$(445)	$(1,361)
Less: Realized (gains) losses on derivative and hedging activities, net(1)	322	(107)	18

Unrealized gains (losses) on derivative and hedging activities, net	(282)	(552)	(1,343)
Other pre-ASC 815 accounting adjustments	(24)	(8)	2

Total net impact of ASC 815 derivative accounting(2)	$(306)	$(560)	$(1,341)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

ASC 815 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under ASC 815 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities and the associated reclassification on a “Core Earnings” basis for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(717)	$(488)	$(67)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	412	563	47
Foreign exchange derivatives gains/(losses) reclassified to other income	(15)	11	—
Net realized gains (losses) on terminated derivative contracts reclassified to other income	(2)	21	2

Total reclassifications of realized (gains)losses on derivative and hedging activities	(322)	107	(18)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(282)	(552)	(1,343)

Gains (losses) on derivative and hedging activities, net	$(604)	$(445)	$(1,361)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
	2009	2008	2007

Floor Income Contracts	$483	$(529)	$(209)
Basis swaps	(413)	(239)	360
Foreign currency hedges	(255)	328	73
Equity forward contracts	—	—	(1,558)
Other	(97)	(112)	(9)

Total unrealized gains (losses) on derivative and hedging activities, net	$(282)	$(552)	$(1,343)

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

3) Floor Income:  The timing and amount (if any) of Floor Income earned in our Lending operating segment is uncertain and in excess of expected spreads. Therefore, we only include such income in “Core Earnings” when it is Fixed Rate Floor Income that is economically hedged. We employ derivatives, primarily Floor Income Contracts, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and, therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” we reverse the fair value adjustments on the Floor Income Contracts economically hedging Floor Income and include in income the amortization of net premiums received on contracts economically hedging Fixed Rate Floor Income.

The following table summarizes the Floor Income adjustments in our Lending operating segment for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

“Core earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$286	$69	$—
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(157)	(171)	(169)

Total “Core Earnings” Floor Income adjustments(1)	$129	$(102)	$(169)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.
(2)	The following table summarizes the amount of Economic Floor Income earned during the years ended December 31, 2009, 2008 and 2007 that is not included in “Core Earnings” net income:

	Years Ended December 31,
	2009	2008	2007

Floor Income earned on Managed loans, net of payments on Floor Income Contracts, not included in “Core Earnings”	$286	$69	$—
Amortization of net premiums on Variable Rate Floor Income Contracts not included in “Core Earnings”	40	20	13
Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	157	171	169

Total Economic Floor Income earned	483	260	182
Less: Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	(157)	(171)	(169)

Total Economic Floor Income earned, not included in “Core Earnings”	$326	$89	$13

4) Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

“Core Earnings” goodwill and acquired intangibles adjustments:
Goodwill and intangible impairment and the amortization of acquired intangibles from continuing operations	$(75)	$(86)	$(98)
Goodwill and intangible impairment and the amortization of acquired intangibles from discontinued operations, net of tax	(1)	(3)	(8)

Total “Core Earnings” acquired intangibles adjustments	$(76)	$(89)	$(106)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. These amounts totaled $76 million, $89 million and $106 million after tax effecting the amounts related to discontinued operations. The pre-tax amounts totaled $76 million, $91 million and $112 million, respectively, for the years ended December 31, 2009, 2008 and 2007. In 2009, $37 million of intangible assets primarily related to Guarantor Servicing were impaired as a result of the legislative uncertainty surrounding the role of Guarantors in the future. As discussed in “ASSET PERFORMANCE GROUP BUSINESS SEGMENT,” the Company decided to wind down its purchased paper businesses. This decision resulted in $36 million of impairment of intangible assets for the year ended December 31, 2008, of which $28 million related to the impairment of two trade names and $8 million related to certain banking customer relationships. In 2007, we recognized impairments related principally to our mortgage origination and mortgage purchased paper businesses, including approximately $20 million of goodwill and $10 million of value attributable to certain banking relationships. In connection with our acquisition of Southwest Student Services Corporation and Washington Transferee Corporation, we acquired certain tax exempt bonds that enabled us to earn a 9.5 percent SAP rate on student loans funded by those bonds in indentured trusts. In 2007, we also recognized intangible impairments of $9 million, due to changes in projected interest rates used to initially value the intangible asset and to a regulatory change that restricts the loans on which we are entitled to earn a 9.5 percent yield.

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

On a Managed Basis, the Company had $107.2 billion and $127.2 billion as of December 31, 2009 and 2008, respectively, of FFELP loans indexed to three-month financial commercial paper rate (“CP”) funded with debt indexed to LIBOR. As a result of the turmoil in the capital markets, the historically tight spread between CP and LIBOR began to widen dramatically in the fourth quarter of 2008. It subsequently reverted to more normal levels beginning in the third quarter of 2009 and has been stable since then.

For the fourth quarter of 2008, ED announced that for purposes of calculating the FFELP loan index from October 27, 2008 to the end of the fourth quarter of 2008, the Federal Reserve’s Commercial Paper Funding Facility rates (“CPFF”) would be used for those days in which no published CP rate was available. This resulted in a CP/LIBOR spread of 21 basis points in the fourth quarter of 2008. The CP/LIBOR spread would have been 62 basis points in the fourth quarter of 2008 if ED had not addressed this issue by using the CPFF. ED decided that no such correction was required during 2009. This resulted in a CP/LIBOR spread of 52 basis points, 45 basis points, 13 basis points and 6 basis points in the first, second, third and fourth quarters of 2009, respectively, (29 basis points for the full year of 2009) compared to the CP/LIBOR spread of 21 basis points in the fourth quarter of 2008 and the historic average spread through the third quarter of 2008 of approximately 10 basis points.

“Core Earnings” net interest income would have been $139 million, $105 million and $5 million higher in the first, second and third quarters of 2009, respectively, at a historical CP/LIBOR spread of 10 basis points. Because of the low interest rate environment, the Company earned additional Economic Floor Income not included in “Core Earnings” of $126 million, $141 million, and $36 million in the first, second and third quarters of 2009, respectively. Although we exclude these amounts from our “Core Earnings” presentation, the levels earned in 2009 quarters can be viewed as offsets to the CP/LIBOR basis exposure in low interest rate environments where we earned Floor Income.

Additionally, the index paid on borrowings under ED’s Participation Program is based on the prior quarter’s CP rates, whereas the index earned on the underlying loans is based on the current quarter’s CP rates. The declines in CP rates during the first, second, third and fourth quarters of 2009 resulted in $40 million, $13 million, $6 million and $2 million of higher interest expense in the first, second, third and fourth quarters of 2009, respectively.

An overview of this segment and recent developments that have significantly impacted this segment are included in the “Item 1. Business” section of this document.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Years Ended December 31,			% Increase (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$1,282	$2,216	$2,848	(42)%	(22)%
FFELP Consolidation Loans	1,645	3,748	5,522	(56)	(32)
Private Education Loans	2,254	2,752	2,835	(18)	(3)
Other loans	56	83	106	(33)	(22)
Cash and investments	9	304	868	(97)	(65)

Total “Core Earnings” interest income	5,246	9,103	12,179	(42)	(25)
Total “Core Earnings” interest expense	2,971	6,665	9,597	(55)	(31)

Net “Core Earnings” interest income	2,275	2,438	2,582	(7)	(6)
Less: provisions for loan losses	1,564	1,029	1,394	(52)	(26)

Net “Core Earnings” interest income after provisions for loan losses	711	1,409	1,188	(50)	19
Other income	974	180	194	441	(7)
Restructuring expenses	10	49	19	(80)	158
Operating expenses	581	583	690	—	(15)

Total expenses	591	632	709	(6)	(10)

Income from continuing operations, before income tax expense	1,094	957	673	14	41
Income tax expense	388	338	249	15	35

Net income	706	619	424	14	45
Less: net income attributable to noncontrolling interest	—	—	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$706	$619	$424	14%	45%

Economic Floor Income (net of tax) not included in “Core Earnings”	$205	$55	$8	273%	45%

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$706	$619	$424	14%	45%
Discontinued operations, net of tax	—	—	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$706	$619	$424	14%	45%

Net Interest Income

Changes in net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the years ended December 31, 2009, 2008 and 2007. This table reflects the net interest margin for the entire Company for our on-balance sheet assets. It is included in the Lending business segment discussion because the Lending business segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Years Ended December 31,
	2009		2008		2007
	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$58,492	2.07%	$44,291	4.50%	$31,294	6.59%
FFELP Consolidation Loans	70,046	2.69	73,091	4.35	67,918	6.39
Private Education Loans	23,154	6.83	19,276	9.01	12,507	11.65
Other loans	561	9.98	955	8.66	1,246	8.49
Cash and investments	11,046	.24	9,279	2.98	12,710	5.57

Total interest-earning assets	163,299	2.91%	146,892	4.95%	125,675	6.90%

Non-interest-earning assets	8,693		9,999		9,715

Total assets	$171,992		$156,891		$135,390

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$44,485	1.84%	$36,059	4.73%	$16,385	5.74%
Long-term borrowings	118,699	1.87	111,625	3.76	109,984	5.59

Total interest-bearing liabilities	163,184	1.86%	147,684	4.00%	126,369	5.61%

Non-interest-bearing liabilities	3,719		3,797		4,272
Stockholders’ equity	5,089		5,410		4,749

Total liabilities and stockholders’ equity	$171,992		$156,891		$135,390

Net interest margin		1.05%		.93%		1.26%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		(Decrease)
		Increase
		Attributable to
	(Decrease)	Change in
	Increase	Rate	Volume

2009 vs. 2008
Interest income	$(2,512)	$(3,386)	$874
Interest expense	(2,870)	(3,534)	664

Net interest income	$358	$148	$210

2008 vs. 2007
Interest income	$(1,404)	$(3,163)	$1,759
Interest expense	(1,181)	(2,402)	1,221

Net interest income	$(223)	$(761)	$538

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Years Ended
	December 31,
	2009	2008	2007

Student loan spread(1)(2)	1.42%	1.28%	1.44%
Other asset spread(1)(3)	(1.96)	(.27)	(.16)

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	1.18	1.17	1.26
Less: 2008 Asset-Backed Financing Facilities fees	(.13)	(.24)	—

Net interest margin	1.05%	.93%	1.26%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes” for a further discussion).

(2)	Composition of student loan spread:

Student loan yield, before Floor Income	3.27%	5.60%	7.92%
Gross Floor Income	.49	.28	.05
Consolidation Loan Rebate Fees	(.48)	(.55)	(.63)
Repayment Borrower Benefits	(.09)	(.11)	(.12)
Premium and discount amortization	(.11)	(.16)	(.18)

Student loan net yield	3.08	5.06	7.04
Student loan cost of funds	(1.66)	(3.78)	(5.60)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.42%	1.28%	1.44%

(3)	Comprised of investments, cash and other loans.

Student Loan Spread — On-Balance Sheet

The student loan spread is impacted by changes in its various components, as reflected in footnote (2) to the “Net Interest Margin — On-Balance Sheet” table above. Gross Floor Income is impacted by interest rates and the percentage of the FFELP portfolio earning Floor Income. Floor Income Contracts used to economically hedge Gross Floor Income do not qualify as ASC 815 hedges and as a result the net settlements on such contracts are not recorded in net interest margin but rather in “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally impacted by the terms of the Repayment Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally impacted by the prices previously paid for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also impacted by prepayment behavior of the underlying loans.

The student loan spread, before 2008 Asset-Backed Financing Facilities fees, for the year ended December 31, 2009, increased 14 basis points from the prior year. The student loan spread was positively impacted by lower cost of funds related to the ED Conduit Program (See “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”), higher asset spreads earned on Private Education Loans originated during 2009 compared to prior years, an increase in Gross Floor Income and a lower cost of funds due to the impact of ASC 815 (discussed below). Partially offsetting these improvements to the student loan spread was a 18 basis point widening of the CP/LIBOR spread, higher credit spreads on the Company’s ABS debt issued in 2008 and 2009 due to the current credit environment and lower spreads earned on FFELP loans funded through the ED Participation Program.

The student loan spread for 2008, before 2008 Asset-Backed Financing Facilities fees, decreased 16 basis points from 2007. The decrease was primarily due to an increase in our cost of funds, which is the result of both an increase in the credit spread on the Company’s debt issued in the previous year as a result of the credit environment as well as due to the impact of ASC 815 (discussed below). This was partially offset by an increase in Floor Income due to a decrease in interest rates in 2008 compared to 2007.

The cost of funds for on-balance sheet student loans excludes the impact of basis swaps that are intended to economically hedge the re-pricing and basis mismatch between our funding and student loan asset indices, but do not receive hedge accounting treatment under ASC 815. We use basis swaps to manage the basis risk associated with our interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges and, as a result, are required to be accounted for in the “gains (losses) on derivatives and hedging activities, net” line on the income statement, as opposed to being accounted for in interest expense. As a result, these basis swaps are not considered in the calculation of the cost of funds in the table above. Therefore, in times of volatile movements of interest rates like those experienced in 2008 and 2009, the student loan spread can be volatile. See the “ ‘Core Earnings’ Net Interest Margin” table below, which reflects these basis swaps in interest expense and demonstrates the economic hedge effectiveness of these basis swaps.

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The other asset spread decreased 169 basis points from 2008 to 2009, and decreased 11 basis points from 2007 to 2008. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment under ASC 815 and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below.

Net Interest Margin — On-Balance Sheet

The net interest margin, before 2008 Asset-Backed Financing Facilities fees, for 2009 increased 1 basis point from 2008 and decreased 9 basis points from 2007 to 2008. These changes primarily relate to the previously discussed changes in the on-balance sheet student loan and other asset spreads. The student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between 2009 and 2008; however, the increase in the percentage between 2008 and 2007 increased the net interest margin by 7 basis points. This increase was more than offset for the reasons discussed above.

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

	Years Ended December 31,
	2009	2008	2007

“Core Earnings” basis student loan spread(1):
FFELP loan spread	.63%	.83%	.96%
Private Education Loan spread(2)	4.54	5.09	5.12

Total “Core Earnings” basis student loan spread(3)	1.39	1.63	1.67
“Core Earnings” basis other asset spread(1)(4)	(.93)	(.51)	(.11)

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.25	1.49	1.49
Less: 2008 Asset-Backed Financing Facilities fees	(.11)	(.19)	—

“Core Earnings” net interest margin(5)	1.14%	1.30%	1.49%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes” for a further discussion).
(2)	“Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provision for loan losses	.66%	2.41%	.41%
(3)	Composition of “Core Earnings” basis student loan spread:
	“Core Earnings” basis student loan yield	3.43%	5.77%	8.12%
	Consolidation Loan Rebate Fees	(.47)	(.52)	(.57)
	Repayment Borrower Benefits	(.09)	(.11)	(.11)
	Premium and discount amortization	(.09)	(.14)	(.17)

	“Core Earnings” basis student loan net yield	2.78	5.00	7.27
	“Core Earnings” basis student loan cost of funds	(1.39)	(3.37)	(5.60)

	“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.39%	1.63%	1.67%

(4)	Comprised of investments, cash and other loans
(5)	The average balances of our Managed interest-earning assets for the respective periods are:

	FFELP loans	$150,059	$141,647	$127,940
	Private Education Loans	36,046	32,597	26,190

	Total student loans	186,105	174,244	154,130
	Other interest-earning assets	12,897	12,403	17,455

	Total Managed interest-earning assets	$199,002	$186,647	$171,585

“Core Earnings” Basis Student Loan Spread

The “Core Earnings” basis student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for 2009 decreased 24 basis points from 2008. The “Core Earnings” basis student loan spread was negatively impacted primarily by a 18 basis point widening of the CP/LIBOR spread, higher credit spreads on the Company’s ABS debt issued in 2008 and 2009 due to the current credit environment and lower spreads earned on FFELP loans funded through the ED Participation Program. Partially offsetting these decreases to the student loan spread are lower cost of funds related to the ED Conduit Program (See “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”) and higher asset spreads earned on Private Education Loans originated during 2009 compared to prior years.

The “Core Earnings” basis student loan spread, before the 2008 Asset Backed Financing Facilities fees, decreased 4 basis points from 2007 for 2008, primarily due to an increase in the Company’s cost of funds, due to an increase in the credit spreads on the Company’s debt issued during the past year due to the current credit environment. The decrease to the student loan spread was partially offset by the growth in the Private Education Loan portfolio which earns a higher margin than FFELP.

The “Core Earnings” basis FFELP loan spread for 2009 declined from 2008 and 2007 primarily as a result of the increase in cost of funds previously discussed, as well as the mix of the FFELP portfolio shifting towards loans originated subsequent to October 1, 2007, which have lower yields as a result of the CCRAA.

The “Core Earnings” basis Private Education Loan spread before provision for loan losses for 2009 decreased from 2008 primarily as a result of the increase in cost of funds previously discussed. The changes in the “Core Earnings” basis Private Education Loan spread after provision for loan losses for all periods presented was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below (see “Private Education Loan Losses — Allowance for Private Education Loan Losses”).

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for 2009 decreased 42 basis points from 2008 and decreased 40 basis points from 2007 to 2008. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. Changes in this spread are also a result of the increase in our cost of funds, as previously discussed.

“Core Earnings” Net Interest Margin

The “Core Earnings” net interest margin for 2009, before the 2008 Asset-Backed Financing Facilities fees, decreased 24 basis points from 2008 and remained constant from 2007 to 2008. These changes primarily relate to the previously discussed changes in the “Core Earnings” basis student loan and other asset spreads. The Managed student loan portfolio, as a percentage of the overall interest-earning asset portfolio did not change substantially between 2009 and 2008; however, the increase in the percentage between 2008 and 2007 increased the net interest margin by 6 basis points. This increase was offset by the factors discussed above.

See “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes — Asset-Backed Financing Facilities” for a discussion of the 2008 Asset-Backed Financing Facilities fees and related extensions.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Managed Student Loan Balances, net

	December 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$15,250	$—	$15,250	$6,058	$21,308
Grace and repayment	36,543	67,235	103,778	18,198	121,976

Total on-balance sheet, gross	51,793	67,235	119,028	24,256	143,284
On-balance sheet unamortized premium/(discount)	986	1,201	2,187	(559)	1,628
On-balance sheet receivable for partially charged-off loans	—	—	—	499	499
On-balance sheet allowance for losses	(104)	(57)	(161)	(1,443)	(1,604)

Total on-balance sheet, net	52,675	68,379	121,054	22,753	143,807

Off-balance sheet:
In-school	232	—	232	773	1,005
Grace and repayment	5,143	14,369	19,512	12,213	31,725

Total off-balance sheet, gross	5,375	14,369	19,744	12,986	32,730
Off-balance sheet unamortized premium/(discount)	139	438	577	(349)	228
Off-balance sheet receivable for partially charged-off loans	—	—	—	229	229
Off-balance sheet allowance for losses	(15)	(10)	(25)	(524)	(549)

Total off-balance sheet, net	5,499	14,797	20,296	12,342	32,638

Total Managed	$58,174	$83,176	$141,350	$35,095	$176,445

% of on-balance sheet FFELP	44%	56%	100%
% of Managed FFELP	41%	59%	100%
% of total	33%	47%	80%	20%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

	December 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$18,961	$—	$18,961	$7,972	$26,933
Grace and repayment	32,455	70,511	102,966	14,231	117,197

Total on-balance sheet, gross	51,416	70,511	121,927	22,203	144,130
On-balance sheet unamortized premium/(discount)	1,151	1,280	2,431	(535)	1,896
On-balance sheet receivable for partially charged-off loans	—	—	—	222	222
On-balance sheet allowance for losses	(91)	(47)	(138)	(1,308)	(1,446)

Total on-balance sheet, net	52,476	71,744	124,220	20,582	144,802

Off-balance sheet:
In-school	473	—	473	1,629	2,102
Grace and repayment	6,583	15,078	21,661	12,062	33,723

Total off-balance sheet, gross	7,056	15,078	22,134	13,691	35,825
Off-balance sheet unamortized premium/(discount)	105	462	567	(361)	206
Off-balance sheet receivable for partially charged-off loans	—	—	—	92	92
Off-balance sheet allowance for losses	(18)	(9)	(27)	(505)	(532)

Total off-balance sheet, net	7,143	15,531	22,674	12,917	35,591

Total Managed	$59,619	$87,275	$146,894	$33,499	$180,393

% of on-balance sheet FFELP	42%	58%	100%
% of Managed FFELP	41%	59%	100%
% of total	33%	48%	81%	19%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

Student Loan Average Balances (net of unamortized premium/discount)

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

	Year Ended December 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$58,492	$70,046	$128,538	$23,154	$151,692
Off-balance sheet	6,365	15,156	21,521	12,892	34,413

Total Managed	$64,857	$85,202	$150,059	$36,046	$186,105

% of on-balance sheet FFELP	46%	54%	100%
% of Managed FFELP	43%	57%	100%
% of total	35%	46%	81%	19%	100%

	Year Ended December 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$44,291	$73,091	$117,382	$19,276	$136,658
Off-balance sheet	8,299	15,966	24,265	13,321	37,586

Total Managed	$52,590	$89,057	$141,647	$32,597	$174,244

% of on-balance sheet FFELP	38%	62%	100%
% of Managed FFELP	37%	63%	100%
% of total	30%	51%	81%	19%	100%

	Year Ended December 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$31,294	$67,918	$99,212	$12,507	$111,719
Off-balance sheet	11,533	17,195	28,728	13,683	42,411

Total Managed	$42,827	$85,113	$127,940	$26,190	$154,130

% of on-balance sheet FFELP	32%	68%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after December 31, 2009 and 2008, based on interest rates as of those dates.

	December 31, 2009			December 31, 2008
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$103.3	$14.9	$118.2	$104.9	$16.1	$121.0
Off-balance sheet student loans	14.3	5.4	19.7	15.0	7.0	22.0

Managed student loans eligible to earn Floor Income	117.6	20.3	137.9	119.9	23.1	143.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(64.9)	(1.2)	(66.1)	(64.3)	(1.3)	(65.6)
Less: economically hedged Floor Income Contracts	(39.6)	—	(39.6)	(28.6)	—	(28.6)

Net Managed student loans eligible to earn Floor Income	$13.1	$19.1	$32.2	$27.0	$21.8	$48.8

Net Managed student loans earning Floor Income as of December 31,	$13.1	$3.0	$16.1	$4.3	$4.8	$9.1

We have sold Floor Income contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period January 1, 2010 to September 30, 2013. These loans are both on-and off-balance sheet and the related hedges do not qualify under ASC 815 accounting as effective hedges.

	Years Ended December 31,
(Dollars in billions)	2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$37	$25	$16	$5

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

When Private Education Loans in our securitized trusts settling before September 30, 2005 became 180 days delinquent, we previously exercised our contingent call option to repurchase these loans at par value out of the trust and recorded a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. Revenue is recognized over the anticipated remaining life of the loan based upon the amount and timing of anticipated cash flows. Beginning in October 2008, the Company decided to no longer exercise its contingent call option. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 were reversed and the full amount is charged-off at day 212 of delinquency. We do not hold the contingent call option for any trusts settled after September 30, 2005.

When measured as a percentage of ending loans in repayment, the off-balance sheet allowance for loan losses percentage is lower than the on-balance sheet percentage because of the different mix and aging of loans on-balance sheet and off-balance sheet.

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends as of December 31, 2009, 2008 and 2007. Delinquencies have the potential to adversely impact earnings as they are an indication of the borrower’s potential to possibly default and as a result require a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2009		2008		2007
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$8,910		$10,159		$8,151
Loans in forbearance(2)	967		862		974
Loans in repayment and percentage of each status:
Loans current	12,421	86.4%	9,748	87.2%	6,236	88.5%
Loans delinquent 31-60 days(3)	647	4.5	551	4.9	306	4.3
Loans delinquent 61-90 days(3)	340	2.4	296	2.6	176	2.5
Loans delinquent greater than 90 days(3)	971	6.7	587	5.3	329	4.7

Total Private Education Loans in repayment	14,379	100%	11,182	100%	7,047	100%

Total Private Education Loans, gross	24,256		22,203		16,172
Private Education Loan unamortized discount	(559)		(535)		(468)

Total Private Education Loans	23,697		21,668		15,704
Private Education Loan receivable for partially charged-off loans	499		222		118
Private Education Loan allowance for losses	(1,443)		(1,308)		(1,004)

Private Education Loans, net	$22,753		$20,582		$14,818

Percentage of Private Education Loans in repayment		59.3%		50.4%		43.6%

Delinquencies as a percentage of Private Education Loans in repayment		13.6%		12.8%		11.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.3%		7.2%		12.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2009		2008		2007
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$2,546		$3,461		$4,963
Loans in forbearance(2)	453		700		1,417
Loans in repayment and percentage of each status:
Loans current	8,987	90.0%	8,843	92.8%	7,403	94.7%
Loans delinquent 31-60 days(3)	332	3.3	315	3.3	202	2.6
Loans delinquent 61-90 days(3)	151	1.5	121	1.3	84	1.1
Loans delinquent greater than 90 days(3)	517	5.2	251	2.6	130	1.6

Total Private Education Loans in repayment	9,987	100%	9,530	100%	7,819	100%

Total Private Education Loans, gross	12,986		13,691		14,199
Private Education Loan unamortized discount	(349)		(361)		(355)

Total Private Education Loans	12,637		13,330		13,844
Private Education Loan receivable for partially charged-off loans	229		92		28
Private Education Loan allowance for losses	(524)		(505)		(362)

Private Education Loans, net	$12,342		$12,917		$13,510

Percentage of Private Education Loans in repayment		76.9%		69.6%		55.1%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%		7.2%		5.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%		6.8%		15.3%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2009		2008		2007
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$11,456		$13,620		$13,114
Loans in forbearance(2)	1,420		1,562		2,391
Loans in repayment and percentage of each status:
Loans current	21,408	87.9%	18,591	89.8%	13,639	91.7%
Loans delinquent 31-60 days(3)	979	4.0	866	4.2	508	3.4
Loans delinquent 61-90 days(3)	491	2.0	417	2.0	260	1.8
Loans delinquent greater than 90 days(3)	1,488	6.1	838	4.0	459	3.1

Total Private Education Loans in repayment	24,366	100%	20,712	100%	14,866	100%

Total Private Education Loans, gross	37,242		35,894		30,371
Private Education Loan unamortized discount	(908)		(896)		(823)

Total Private Education Loans	36,334		34,998		29,548
Private Education Loan receivable for partially charged-off loans	728		314		146
Private Education Loan allowance for losses	(1,967)		(1,813)		(1,366)

Private Education Loans, net	$35,095		$33,499		$28,328

Percentage of Private Education Loans in repayment		65.4%		57.7%		48.9%

Delinquencies as a percentage of Private Education Loans in repayment		12.1%		10.2%		8.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.5%		7.0%		13.9%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2009, 2008 and 2007.

	Activity in Allowance for Private Education Loans
	On-Balance Sheet			Off-Balance Sheet			Managed Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Allowance at beginning of period	$1,308	$1,004	$372	$505	$362	$86	$1,813	$1,366	$458
Provision for Private Education Loan losses	967	586	884	432	288	349	1,399	874	1,233
Charge-offs	(876)	(320)	(246)	(423)	(153)	(79)	(1,299)	(473)	(325)
Reclassification of interest reserve(1)	44	38	—	10	8	—	54	46	—

Balance before securitization of Private Education Loans	1,443	1,308	1,010	524	505	356	1,967	1,813	1,366
Reduction for securitization of Private Education Loans	—	—	(6)	—	—	6	—	—	—

Allowance at end of period	$1,443	$1,308	$1,004	$524	$505	$362	$1,967	$1,813	$1,366

Charge-offs as a percentage of average loans in repayment	7.2%	3.8%	4.1%	4.4%	1.9%	1.1%	6.0%	2.9%	2.5%
Charge-offs as a percentage of average loans in repayment and forbearance	6.7%	3.3%	3.7%	4.2%	1.6%	.9%	5.6%	2.5%	2.2%
Allowance as a percentage of the ending total loan balance(2)	5.8%	5.8%	6.2%	4.0%	3.7%	2.5%	5.2%	5.0%	4.5%
Allowance as a percentage of ending loans in repayment	10.0%	11.7%	14.2%	5.2%	5.3%	4.6%	8.1%	8.8%	9.2%
Average coverage of charge-offs	1.6	4.1	4.1	1.2	3.3	4.6	1.5	3.8	4.2
Ending total loans(2)	$24,755	$22,426	$16,290	$13,215	$13,782	$14,227	$37,970	$36,208	$30,517
Average loans in repayment	$12,137	$8,533	$5,949	$9,597	$8,088	$7,305	$21,734	$16,621	$13,254
Ending loans in repayment	$14,379	$11,182	$7,047	$9,987	$9,530	$7,819	$24,366	$20,712	$14,866

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest provision was reversed in interest income and then provided for through provision within the allowance for loan loss. For the year ended December 31, 2007, this amount was $21 million and $27 million on an On-Balance Sheet Basis and a Managed Basis, respectively.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at December 31, 2009, 2008 and 2007.

	December 31, 2009			December 31, 2008			December 31, 2007
		Non-			Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$33,223	$4,747	$37,970	$31,101	$5,107	$36,208	$25,848	$4,669	$30,517
Ending loans in repayment	21,453	2,913	24,366	17,715	2,997	20,712	12,711	2,155	14,866
Private Education Loan allowance for losses	1,056	911	1,967	859	954	1,813	495	871	1,366
Charge-offs as a percentage of average loans in repayment	3.6%	21.4%	6.0%	1.4%	11.1%	2.9%	1.2%	9.5%	2.5%
Allowance as a percentage of ending total loan balance(1)	3.2%	19.2%	5.2%	2.8%	18.7%	5.0%	1.9%	18.7%	4.5%
Allowance as a percentage of ending loans in repayment	4.9%	31.3%	8.1%	4.8%	31.8%	8.8%	3.9%	40.4%	9.2%
Average coverage of charge-offs	1.6	1.5	1.5	4.2	3.5	3.8	3.6	4.6	4.2
Delinquencies as a percentage of Private Education Loans in repayment	9.5%	31.4%	12.1%	7.1%	28.9%	10.2%	5.2%	26.3%	8.3%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.6%	17.5%	6.1%	2.6%	12.7%	4.0%	1.7%	11.1%	3.1%
Loans in forbearance as a percentage of loans in repayment and forbearance	5.3%	7.1%	5.5%	6.7%	9.0%	7.0%	12.8%	19.4%	13.9%
Percentage of Private Education Loans with a cosigner	61%	28%	57%	59%	26%	55%	57%	25%	52%
Average FICO at origination	725	623	713	723	622	710	723	620	708

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Managed provision expense for Private Education Loans was $1.4 billion in 2009 compared to $874 million for 2008 and $1.2 billion in 2007. The increase in provision expense from 2008 to 2009 is a result of the weak U.S. economy and the continued uncertainty surrounding the U.S. economy. As a result of the economy, provision expense has remained elevated since the fourth quarter of 2008. The Private Education Loan portfolio experienced a significant increase in delinquencies through the first quarter of 2009 (as of March 31, 2009, delinquencies as a percentage of loans in repayment was 13.4 percent); however, delinquencies as a percentage of loans in repayment declined in the second, third and fourth quarters of 2009. The Company believes charge-offs peaked in the third quarter of 2009 and will decline in future quarters as evidenced by the 33 percent decline in charge-offs that occurred between the third and fourth quarters of 2009. The increase in charge-off levels through the third quarter of 2009 was generally anticipated and was previously reflected in our allowance for loan losses. As of December 31, 2009, the Managed Private Education Loan allowance coverage of current-year charge-offs ratio was 1.5 compared to 3.8 as of December 31, 2008. This decrease in the allowance coverage ratio was expected as evidenced by the charge-off activity during 2009, noted above. The allowance for loan losses as a percentage of ending Private Education Loans in repayment has remained relatively consistent at approximately 8.1 percent at December 31, 2009 and 8.8 percent at December 31, 2008. Managed Private Education Loan delinquencies as a percentage of loans in repayment increased from 10.2 percent to 12.1 percent from December 31, 2008 to December 31, 2009. Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 7.0 percent as of December 31, 2008 to 5.5 percent at December 31, 2009. As part of concluding that the allowance for loan losses for Private Education Loans is appropriate as of December 31, 2009, the Company analyzed changes in the key ratios disclosed in the tables above.

Managed provision expense decreased to $874 million in 2008 from $1.2 billion in 2007. In the fourth quarter of 2007, the Company recorded provision expense of $667 million for the Managed Private Education Loan portfolio. This significant level of provision expense, compared to prior and subsequent quarters, primarily related to the non-traditional portion of the Company’s Private Education Loan portfolio which the Company had been expanding over the past few years. The Company has terminated these non-traditional loan programs because the performance of these loans was found to be materially different from original expectations. The non-traditional portfolio is particularly impacted by the weakening U.S. economy and an underlying borrower’s ability to repay.

Forbearance involves granting the borrower a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance in this manner effectively extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of ultimate collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a borrower’s unique situation, including historical information and judgments. We combine borrower information with a risk-based segmentation model to assist in our decision making as to who will be granted forbearance based on our expectation as to a borrower’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

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

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month-end has decreased over the course of 2008 and 2009. In addition, the monthly average amount of loans granted forbearance as a percentage of loans in repayment and forbearance declined to 5.6 percent in the fourth quarter of 2009 compared to the year-ago quarter of 6.5 percent. As of December 31, 2009, 1.9 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current during December.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, over 70 percent of the loans are current, paid-in-full or receiving an in-school grace or deferment, and 14 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses.

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance	entering repayment	loans never entering
	for the first time	(all loans)	forbearance

In-school/grace/deferment	8.4%	8.2%	3.2%
Current	52.2	57.9	63.9
Delinquent 31-60 days	3.2	2.0	.4
Delinquent 61-90 days	1.9	1.1	.2
Delinquent greater than 90 days	4.1	2.4	.3
Forbearance	6.0	4.1	—
Defaulted	14.3	7.5	4.9
Paid	9.9	16.8	27.1

Total	100%	100%	100%

The tables below show the composition and status of the Managed Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2009, loans in forbearance status as a percentage of loans in repayment and forbearance are 7.3 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.8 percent for loans that have been in active repayment status for more than 48 months. Approximately 86 percent of our Managed Private Education Loans in forbearance status have been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due			Not Yet in
December 31, 2009	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$11,456	$11,456
Loans in forbearance	1,224	136	60	—	1,420
Loans in repayment — current	13,122	5,194	3,092	—	21,408
Loans in repayment — delinquent 31-60 days	779	135	65	—	979
Loans in repayment — delinquent 61-90 days	386	71	34	—	491
Loans in repayment — delinquent greater than 90 days	1,210	193	85	—	1,488

Total	$16,721	$5,729	$3,336	$11,456	37,242

Unamortized discount					(908)
Receivable for partially charged-off loans					728
Allowance for loan losses					(1,967)

Total Managed Private Education Loans, net					$35,095

Loans in forbearance as a percentage of loans in repayment and forbearance	7.3%	2.4%	1.8%	—%	5.5%

	Monthly Scheduled Payments Due			Not Yet in
December 31, 2008	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$13,620	$13,620
Loans in forbearance	1,406	106	50	—	1,562
Loans in repayment — current	12,551	3,798	2,242	—	18,591
Loans in repayment — delinquent 31-60 days	728	93	45	—	866
Loans in repayment — delinquent 61-90 days	351	44	22	—	417
Loans in repayment — delinquent greater than 90 days	691	97	50	—	838

Total	$15,727	$4,138	$2,409	$13,620	35,894

Unamortized discount					(896)
Receivable for partially charged-off loans					314
Allowance for loan losses					(1,813)

Total Managed Private Education Loans, net					$33,499

Loans in forbearance as a percentage of loans in repayment and forbearance	8.9%	2.6%	2.1%	—%	7.0%

	Monthly Scheduled Payments Due			Not Yet in
December 31, 2007	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$13,114	$13,114
Loans in forbearance	2,228	118	45	—	2,391
Loans in repayment — current	9,184	2,807	1,648	—	13,639
Loans in repayment — delinquent 31-60 days	407	64	37	—	508
Loans in repayment — delinquent 61-90 days	221	25	14	—	260
Loans in repayment — delinquent greater than 90 days	376	52	31	—	459

Total	$12,416	$3,066	$1,775	$13,114	30,371

Unamortized discount					(823)
Receivable for partially charged-off loans					146
Allowance for loan losses					(1,366)

Total Managed Private Education Loans, net					$28,328

Loans in forbearance as a percentage of loans in repayment and forbearance	17.9%	3.8%	2.5%	—%	13.9%

The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 3 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	December 31,		December 31,		December 31,
	2009		2008		2007
	Forbearance	% of	Forbearance	% of	Forbearance	% of
	Balance	Total	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$1,050	74%	$1,075	69%	$1,641	69%
13 to 24 months	332	23	368	23	629	26
More than 24 months	38	3	119	8	121	5

Total	$1,420	100%	$1,562	100%	$2,391	100%

FFELP Loan Losses

FFELP Delinquencies and Forbearance

The tables below present our FFELP loan delinquency trends as of December 31, 2009, 2008 and 2007. Delinquencies have the potential to adversely impact earnings as they are an indication of the borrower’s potential to possibly default and as a result require a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	December 31,
	2009		2008		2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$35,079		$39,270		$31,200
Loans in forbearance(2)	14,121		12,483		10,675
Loans in repayment and percentage of each status:
Loans current	57,528	82.4%	58,811	83.8%	55,128	84.4%
Loans delinquent 31-60 days(3)	4,250	6.1	4,044	5.8	3,650	5.6
Loans delinquent 61-90 days(3)	2,205	3.1	2,064	2.9	1,841	2.8
Loans delinquent greater than 90 days(3)	5,844	8.4	5,255	7.5	4,671	7.2

Total FFELP loans in repayment	69,827	100%	70,174	100%	65,290	100%

Total FFELP loans, gross	119,027		121,927		107,165
FFELP loan unamortized premium	2,187		2,431		2,259

Total FFELP loans	121,214		124,358		109,424
FFELP loan allowance for losses	(161)		(138)		(89)

FFELP loans, net	$121,053		$124,220		$109,335

Percentage of FFELP loans in repayment		58.7%		57.6%		60.9%

Delinquencies as a percentage of FFELP loans in repayment		17.6%		16.2%		15.6%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		15.1%		14.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	December 31,
	2009		2008		2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,312		$4,115		$5,060
Loans in forbearance(2)	2,726		2,821		2,950
Loans in repayment and percentage of each status:
Loans current	11,304	82.5%	12,441	81.9%	13,703	79.2%
Loans delinquent 31-60 days(3)	804	5.9	881	5.8	1,017	5.9
Loans delinquent 61-90 days(3)	439	3.2	484	3.2	577	3.3
Loans delinquent greater than 90 days(3)	1,160	8.4	1,392	9.1	1,999	11.6

Total FFELP loans in repayment	13,707	100%	15,198	100%	17,296	100%

Total FFELP loans, gross	19,745		22,134		25,306
FFELP loan unamortized premium	577		567		636

Total FFELP loans	20,322		22,701		25,942
FFELP loan allowance for losses	(25)		(27)		(29)

FFELP loans, net	$20,297		$22,674		$25,913

Percentage of FFELP loans in repayment		69.4%		68.7%		68.4%

Delinquencies as a percentage of FFELP loans in repayment		17.5%		18.1%		20.8%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.6%		15.7%		14.6%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis FFELP
	Loan Delinquencies
	December 31,
	2009		2008		2007
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$38,391		$43,385		$36,260
Loans in forbearance(2)	16,847		15,304		13,625
Loans in repayment and percentage of each status:
Loans current	68,832	82.4%	71,252	83.5%	68,831	83.3%
Loans delinquent 31-60 days(3)	5,054	6.0	4,925	5.8	4,667	5.7
Loans delinquent 61-90 days(3)	2,644	3.2	2,548	2.9	2,418	2.9
Loans delinquent greater than 90 days(3)	7,004	8.4	6,647	7.8	6,670	8.1

Total FFELP loans in repayment	83,534	100%	85,372	100%	82,586	100%

Total FFELP loans, gross	138,772		144,061		132,471
FFELP loan unamortized premium	2,764		2,998		2,895

Total FFELP loans	141,536		147,059		135,366
FFELP loan allowance for losses	(186)		(165)		(118)

FFELP loans, net	$141,350		$146,894		$135,248

Percentage of FFELP loans in repayment		60.2%		59.3%		62.3%

Delinquencies as a percentage of FFELP loans in repayment		17.6%		16.5%		16.7%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		15.2%		14.2%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses, in the portfolio of FFELP loans.

The following table summarizes changes in the allowance for FFELP loan losses for the years ended December 31, 2009, 2008 and 2007.

	Activity in Allowance for FFELP Loans
	On-Balance Sheet			Off-Balance Sheet			Managed Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Allowance at beginning of period	$138	$89	$20	$27	$29	$14	$165	$118	$34
Provision for FFELP loan losses	106	106	89	13	21	32	119	127	121
Charge-offs	(79)	(58)	(21)	(15)	(21)	(15)	(94)	(79)	(36)
Student loan sales and securitization activity	(4)	1	1	—	(2)	(2)	(4)	(1)	(1)

Allowance at end of period	$161	$138	$89	$25	$27	$29	$186	$165	$118

Charge-offs as a percentage of average loans in repayment	.1%	.1%	.0%	.1%	.1%	.1%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance	.1%	.1%	.0%	.1%	.1%	.1%	.1%	.1%	.0%
Allowance as a percentage of the ending total loans, gross	.1%	.1%	.1%	.1%	.1%	.1%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	.1%	.2%	.2%	.2%	.2%	.2%	.1%
Average coverage of charge-offs	2.0	2.4	4.2	1.7	1.3	1.9	2.0	2.1	3.2
Ending total loans, gross	$119,027	$121,927	$107,165	$19,745	$22,134	$25,306	$138,772	$144,061	$132,471
Average loans in repayment	$69,020	$66,392	$58,999	$14,293	$16,086	$18,624	$83,313	$82,478	$77,623
Ending loans in repayment	$69,827	$70,174	$65,290	$13,707	$15,198	$17,296	$83,534	$85,372	$82,586

Total Provisions for Loan Losses

The following tables summarize the total loan provisions on both an on-balance sheet and on a Managed Basis for the years ended December 31, 2009, 2008 and 2007.

Total on-balance sheet loan provisions

	Years Ended
	December 31,
	2009	2008	2007

Private Education Loans	$967	$586	$884
FFELP Loans	106	106	89
Mortgage and consumer loans	46	28	42

Total on-balance sheet provisions for loan losses	$1,119	$720	$1,015

Total Managed Basis loan provisions

	Years Ended
	December 31,
	2009	2008	2007

Private Education Loans	$1,399	$874	$1,233
FFELP loans	119	127	121
Mortgage and consumer loans	46	28	40

Total Managed Basis provisions for loan losses	$1,564	$1,029	$1,394

Provision expense for Private Education Loans was previously discussed above (see Private Education Loan Losses — “Allowance for Private Education Loan Losses”).

Total Loan Charge-offs

The following tables summarize the charge-offs for all loan types on-balance sheet and on a Managed Basis for the years ended December 31, 2009, 2008 and 2007.

Total on-balance sheet loan charge-offs

	Years Ended
	December 31,
	2009	2008	2007

Private Education Loans	$876	$320	$246
FFELP loans	79	58	21
Mortgage and consumer loans	35	17	11

Total on-balance sheet loan charge-offs	$990	$395	$278

Total Managed Basis loan charge-offs

	Years Ended
	December 31,
	2009	2008	2007

Private Education Loans	$1,299	$473	$325
FFELP loans	94	79	36
Mortgage and consumer loans	35	17	11

Total Managed loan charge-offs	$1,428	$569	$372

The increase in charge-offs on FFELP loans from 2007 through 2009 was primarily the result of legislative changes occurring in 2006 (the reduction in the federal guaranty on new loans to 97 percent) and 2007 (the repeal of the Exceptional Performer designation, under which claims were paid at 99 percent). The majority of our FFELP loans now possess a federal guaranty level on claims filed of either 97 percent or 98 percent, depending on date of disbursement. The increase in charge-offs is also due to the continued weakening of the U.S. economy. See “Private Education Loan Losses — Allowance for Private Education Loan Losses” above for a discussion of net charge-offs related to our Private Education Loans.

Receivable for Partially Charged-Off Private Education Loans

The Company charges off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is charged off and immediately included in provision expense.

The following tables summarize the activity in the receivable for partially charged-off loans (see “Allowance for Private Education Loan Losses,” above, for a further discussion) for the years ended December 31, 2009, 2008 and 2007.

	Activity in Receivable for Partially Charged-Off Loans
	On-Balance Sheet			Off-Balance Sheet			Managed Basis
	Years Ended			Years Ended			Years Ended
	December 31,			December 31,			December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Receivable at beginning of period	$222	$118	$64	$92	$28	$—	$314	$146	$64
Expected future recoveries of current period defaults(1)	320	140	86	154	72	28	474	212	114
Recoveries	(43)	(36)	(32)	(17)	(8)	—	(60)	(44)	(32)

Receivable at end of period	$499	$222	$118	$229	$92	$28	$728	$314	$146

(1)	Net of any current period recoveries that were less than expected.

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the years ended December 31, 2009, 2008 and 2007.

	Year Ended
	December 31, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$22,375	$3,394	$25,769
Other commitment clients	347	—	347
Spot purchases	1,523	—	1,523
Consolidations and clean-up calls of off-balance sheet securitized loans	3,376	797	4,173
Capitalized interest, premiums and discounts	2,583	949	3,532

Total on-balance sheet student loan acquisitions	30,204	5,140	35,344
Consolidations and clean-up calls of off-balance sheet securitized loans	(3,376)	(797)	(4,173)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	342	498	840

Total Managed student loan acquisitions	$27,170	$4,841	$32,011

	Year Ended
	December 31, 2008
	FFELP	Private	Total

Internal lending brands and Lender Partners	$19,894	$6,437	$26,331
Other commitment clients	701	—	701
Spot purchases	206	—	206
Consolidations from third parties	462	149	611
Consolidations and clean-up calls of off-balance sheet securitized loans	986	280	1,266
Capitalized interest, premiums and discounts	2,446	921	3,367

Total on-balance sheet student loan acquisitions	24,695	7,787	32,482
Consolidations and clean-up calls of off-balance sheet securitized loans	(986)	(280)	(1,266)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	457	741	1,198

Total Managed student loan acquisitions	$24,166	$8,248	$32,414

	Year Ended
	December 31, 2007
	FFELP	Private	Total

Internal lending brands and Lender Partners	$17,577	$7,888	$25,465
Wholesale Consolidation Loans(1)	7,048	—	7,048
Other commitment clients	248	57	305
Spot purchases	1,120	—	1,120
Consolidations from third parties	2,206	235	2,441
Consolidations and clean-up calls of off-balance sheet securitized loans	3,744	582	4,326
Capitalized interest, premiums and discounts	2,279	444	2,723

Total on-balance sheet student loan acquisitions	34,222	9,206	43,428
Consolidations and clean-up calls of off-balance sheet securitized loans	(3,744)	(582)	(4,326)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	539	703	1,242

Total Managed student loan acquisitions	$31,017	$9,327	$40,344

(1)	Includes FFELP Consolidation Loans purchased by the Company primarily via the spot market, which augmented the Company’s in-house FFELP Consolidation Loan origination process. Wholesale Consolidation Loans were considered incremental volume to the Company’s core acquisition channels. In 2008, the Company ceased acquiring Wholesale Consolidation Loans.

As shown in the above tables, off-balance sheet FFELP Stafford Loans that consolidate with us become an on-balance sheet interest–earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest–earning assets, for which we do not record an offsetting gain.

The following table includes on-balance sheet asset information for our Lending business segment.

	December 31,
	2009	2008

FFELP Stafford and Other Student Loans, net	$42,979	$44,025
FFELP Stafford Loans Held-for-Sale	9,696	8,451
FFELP Consolidation Loans, net	68,379	71,744
Private Education Loans, net	22,753	20,582
Other loans, net	420	729
Investments(1)	12,387	8,445
Retained Interest in off-balance sheet securitized loans	1,828	2,200
Other(2)	9,398	9,947

Total assets	$167,840	$166,123

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest-earning assets.

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

As a result of the impacts described above, our FFELP internal brand originations were up sharply in 2009, increasing 40 percent from the prior year. Our FFELP lender partner originations declined 42 percent from 2008 to 2009. A number of these Lender Partners, including some of our largest originators have converted to third-party servicing arrangements in which we service loans on their behalf. Combined, total FFELP loan originations increased 21 percent in 2009.

Total Private Education Loan originations declined 50 percent from the prior year to $3.2 billion in the year ended December 31, 2009, as a result of a continued tightening of our underwriting criteria, an increase in guaranteed student loan limits and the Company’s withdrawal from certain markets.

At December 31, 2009, the Company was committed to purchase $1.3 billion of loans originated by our Lender Partners ($820 million of FFELP loans and $456 million of Private Education Loans). Approximately $240 million of these FFELP loans were originated prior to CCRAA. Approximately $533 million of these FFELP loans are eligible for ED’s Purchase and Participation Programs (see “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”).

The following tables summarize our loan originations by type of loan and source.

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Loan Originations — Internal lending brands
Stafford	$16,675	$11,593	$7,404
PLUS	1,594	1,437	1,439
GradPLUS	1,094	801	498

Total FFELP	19,363	13,831	9,341
Private Education Loans	2,969	5,791	7,267

Total	$22,332	$19,622	$16,608

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Loan Originations — Lender Partners
Stafford	$2,178	$3,652	$6,963
PLUS	144	362	855
GradPLUS	61	62	103

Total FFELP	2,383	4,076	7,921
Private Education Loans	207	545	648

Total	$2,590	$4,621	$8,569

	Years Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Loan Originations — Total
Stafford	$18,853	$15,245	$14,367
PLUS	1,738	1,799	2,294
GradPLUS	1,155	863	601

Total FFELP	21,746	17,907	17,262
Private Education Loans	3,176	6,336	7,915

Total	$24,922	$24,243	$25,177

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP loans and Private Education Loans and highlight the effects of FFELP Consolidation Loan activity on our FFELP portfolios.

	On-Balance Sheet
	Years Ended December 31, 2009
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,476	$71,744	$124,220	$20,582	$144,802
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(1,113)	(518)	(1,631)	(8)	(1,639)

Net consolidations	(1,113)	(518)	(1,631)	(8)	(1,639)
Acquisitions	25,677	1,150	26,827	4,343	31,170

Net acquisitions	24,564	632	25,196	4,335	29,531

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	645	—	645	—	645
Sales	(19,300)	—	(19,300)	—	(19,300)
Repayments/claims/other	(5,710)	(3,997)	(9,707)	(2,164)	(11,871)

Ending balance	$52,675	$68,379	$121,054	$22,753	$143,807

	Off-Balance Sheet
	Years Ended December 31, 2009
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$7,143	$15,531	$22,674	$12,917	$35,591
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(413)	(138)	(551)	(18)	(569)

Net consolidations	(413)	(138)	(551)	(18)	(569)
Acquisitions	135	208	343	498	841

Net acquisitions	(278)	70	(208)	480	272

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	(645)	—	(645)	—	(645)
Sales	—	—	—	—	—
Repayments/claims/other	(720)	(804)	(1,524)	(1,056)	(2,580)

Ending balance	$5,500	$14,797	$20,297	$12,341	$32,638

	Managed Portfolio
	Years Ended December 31, 2009
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$59,619	$87,275	$146,894	$33,499	$180,393
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(1,526)	(656)	(2,182)	(26)	(2,208)

Net consolidations	(1,526)	(656)	(2,182)	(26)	(2,208)
Acquisitions	25,812	1,358	27,170	4,841	32,011

Net acquisitions	24,286	702	24,988	4,815	29,803

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Sales	(19,300)	—	(19,300)	—	(19,300)
Repayments/claims/other	(6,430)	(4,801)	(11,231)	(3,220)	(14,451)

Ending balance(4)	$58,175	$83,176	$141,351	$35,094	$176,445

Total Managed Acquisitions(5)	$25,812	$1,358	$27,170	$4,841	$32,011

(1)	FFELP category is primarily Stafford Loans but also includes federally guaranteed PLUS and HEAL Loans.
(2)	Represents borrowers consolidating their loans into a new Consolidation Loan. Loans in our off-balance sheet securitization trusts that are consolidated are bought out of the trusts and moved on-balance sheet.
(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.
(4)	As of December 31, 2009, the ending balance includes $15.9 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.
(5)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Year Ended December 31, 2008
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$35,726	$73,609	$109,335	$14,818	$124,153
Net consolidations:
Incremental consolidations from third parties	—	462	462	149	611
Consolidations to third parties	(703)	(392)	(1,095)	(41)	(1,136)

Net consolidations	(703)	70	(633)	108	(525)
Acquisitions	21,889	1,358	23,247	7,357	30,604

Net acquisitions	21,186	1,428	22,614	7,465	30,079

Internal consolidations(2)	(409)	529	120	228	348
Off-balance sheet securitizations	—	—	—	—	—
Sales	(522)	(26)	(548)	—	(548)
Repayments/claims/other	(3,505)	(3,796)	(7,301)	(1,929)	(9,230)

Ending balance	$52,476	$71,744	$124,220	$20,582	$144,802

	Off-Balance Sheet
	Year Ended December 31, 2008
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,472	$16,441	$25,913	$13,510	$39,423
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(311)	(83)	(394)	(57)	(451)

Net consolidations	(311)	(83)	(394)	(57)	(451)
Acquisitions	246	211	457	742	1,199

Net acquisitions	(65)	128	63	685	748

Internal consolidations(2)	(84)	(36)	(120)	(228)	(348)
Off-balance sheet securitizations	—	—	—	—	—
Sales	—	—	—	—	—
Repayments/claims/other	(2,180)	(1,002)	(3,182)	(1,050)	(4,232)

Ending balance	$7,143	$15,531	$22,674	$12,917	$35,591

	Managed Portfolio
	Year Ended December 31, 2008
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$45,198	$90,050	$135,248	$28,328	$163,576
Net consolidations:
Incremental consolidations from third parties	—	462	462	149	611
Consolidations to third parties	(1,014)	(475)	(1,489)	(98)	(1,587)

Net consolidations	(1,014)	(13)	(1,027)	51	(976)
Acquisitions	22,135	1,569	23,704	8,099	31,803

Net acquisitions	21,121	1,556	22,677	8,150	30,827

Internal consolidations(2)	(493)	493	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Sales	(522)	(26)	(548)	—	(548)
Repayments/claims/other	(5,685)	(4,798)	(10,483)	(2,979)	(13,462)

Ending balance(3)	$59,619	$87,275	$146,894	$33,499	$180,393

Total Managed Acquisitions(4)	$22,135	$2,031	$24,166	$8,248	$32,414

(1)	FFELP category is primarily Stafford Loans but also includes federally guaranteed PLUS and HEAL Loans.
(2)	Represents borrowers consolidating their loans into a new Consolidation Loan. Loans in our off-balance sheet securitization trusts that are consolidated are bought out of the trusts and moved on-balance sheet.
(3)	As of December 31, 2008, the ending balance includes $13.7 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.
(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Year Ended December 31, 2007
	FFELP			Total
	Stafford	FFELP		Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$24,841	$61,324	$86,165	$9,755	$95,920
Net consolidations:
Incremental consolidations from third parties	—	2,206	2,206	235	2,441
Consolidations to third parties	(2,352)	(801)	(3,153)	(45)	(3,198)

Net consolidations	(2,352)	1,405	(947)	190	(757)
Acquisitions	19,835	8,437	28,272	8,388	36,660

Net acquisitions	17,483	9,842	27,325	8,578	35,903

Internal consolidations	(4,413)	6,652	2,239	536	2,775
Off-balance sheet securitizations	—	—	—	(1,871)	(1,871)
Sales	(331)	(701)	(1,032)	—	(1,032)
Repayments/claims/other	(1,854)	(3,508)	(5,362)	(2,180)	(7,542)

Ending balance	$35,726	$73,609	$109,335	$14,818	$124,153

	Off-Balance Sheet
	Year Ended December 31, 2007
	FFELP			Total
	Stafford	FFELP		Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$15,028	$18,311	$33,339	$12,833	$46,172
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(933)	(207)	(1,140)	(93)	(1,233)

Net consolidations	(933)	(207)	(1,140)	(93)	(1,233)
Acquisitions	330	209	539	704	1,243

Net acquisitions	(603)	2	(601)	611	10

Internal consolidations(2)	(1,494)	(745)	(2,239)	(536)	(2,775)
Off-balance sheet securitizations	—	—	—	1,871	1,871
Sales	(33)	(85)	(118)	—	(118)
Repayments/claims/other	(3,426)	(1,042)	(4,468)	(1,269)	(5,737)

Ending balance	$9,472	$16,441	$25,913	$13,510	$39,423

	Managed Portfolio
	Year Ended December 31, 2007
	FFELP			Total
	Stafford	FFELP		Private	Total
	and	Consolidation	Total	Education	Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$39,869	$79,635	$119,504	$22,588	$142,092
Net consolidations:
Incremental consolidations from third parties	—	2,206	2,206	235	2,441
Consolidations to third parties	(3,285)	(1,008)	(4,293)	(138)	(4,431)

Net consolidations	(3,285)	1,198	(2,087)	97	(1,990)
Acquisitions	20,165	8,646	28,811	9,092	37,903

Net acquisitions	16,880	9,844	26,724	9,189	35,913

Internal consolidations(2)	(5,907)	5,907	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Sales	(364)	(786)	(1,150)	—	(1,150)
Repayments/claims/other	(5,280)	(4,550)	(9,830)	(3,449)	(13,279)

Ending balance(3)	$45,198	$90,050	$135,248	$28,328	$163,576

Total Managed Acquisitions(4)	$20,165	$10,852	$31,017	$9,327	$40,344

(1)	FFELP category is primarily Stafford Loans and also includes PLUS and HEAL Loans.
(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.
(3)	As of December 31, 2007, the ending balance includes $1.3 billion of FFELP Stafford and Other Loans and $1.4 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are impacted by CCRAA legislation.
(4)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the years ended December 31, 2009, 2008 and 2007.

	Years Ended
	December 31,
	2009	2008	2007

Gains on debt repurchases	$536	$64	$—
Gains (losses) on sales of loans and securities, net	284	(51)	24
Late fees and forbearance fees	146	143	134
Gains on sales of mortgages and other loan fees	—	3	11
Other	8	21	25

Total other income, net	$974	$180	$194

The change in other income over the prior periods presented is primarily the result of the gains on debt repurchased and gains on sales of loans. The Company began repurchasing its outstanding debt in the second quarter of 2008. The Company repurchased $3.4 billion and $1.9 billion face amount of its senior unsecured notes during the years ended December 31, 2009 and 2008, respectively. Since the second quarter of 2008, the Company repurchased $5.3 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016. The $284 million of gains on sales of loans and securities, net, in the year ended December 31, 2009 related to the sale of approximately $18.5 billion face amount of FFELP loans to the ED as part of the Purchase Program. The loss in 2008 primarily relates to the sale of approximately $1.0 billion FFELP loans to ED under ECASLA, which resulted in a $53 million loss.

Operating Expenses — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the years ended December 31, 2009, 2008 and 2007.

	Years Ended
	December 31,
	2009	2008	2007

Sales and originations	$212	$235	$351
Servicing	266	237	227
Corporate overhead	103	111	112

Total operating expenses	$581	$583	$690

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses.

2009 versus 2008

Operating expenses for the year ended December 31, 2009, remained relatively unchanged from the prior year. In 2009, operating expenses were higher as a result of higher collection costs from a higher number of loans in repayment and delinquent status and higher direct-to-consumer marketing costs related to Private Education Loans. These increases in operating expenses were offset primarily by the full-year effect of the Company’s cost reduction efforts conducted throughout 2008.

2008 versus 2007

Operating expenses for the year ended December 31, 2008, decreased by 16 percent from 2007. The decrease is primarily due to the impact of our cost reduction efforts and to the suspension of certain student loan programs.

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

In our APG business segment, we provide a wide range of accounts receivable and collections services, including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. In the purchased receivables business, we focus on a variety of consumer debt types with emphasis on charged off credit card receivables and distressed mortgage receivables. We purchase these portfolios at a discount to their face value and then use both our internal collection operations, coupled with third-party collection agencies, to maximize the recovery on these receivables.

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

Condensed Statements of Income

The following tables include “Core Earnings” results of operations for our APG business segment.

	Year Ended December 31, 2009
	Purchased	Purchased
	Paper —	Paper —
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG
Contingency fee income	$2	$—	$294	$296
Collections revenue	50	—	—	50

Total income	52		294	346
Restructuring expenses	—	—	1	1
Operating expenses	138	—	177	315

Total expenses	138		178	316
Net interest expense	10	—	9	19

Income (loss) from continuing operations before income tax expense (benefit)	(96)	—	107	11
Income tax expense (benefit)	(34)	—	41	7

Net income (loss) from continuing operations	(62)	—	66	4
Loss from discontinued operations, net of tax	—	(157)	—	(157)

Net income (loss)	(62)	(157)	66	(153)
Less: net income attributable to noncontrolling interest	1	—	—	1

“Core Earnings” net income (loss) attributable to SLM Corporation	$(63)	$(157)	$66	$(154)

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(63)	$—	$66	$3
Discontinued operations, net of tax	—	(157)	—	(157)

“Core Earnings” net income (loss) attributable to SLM Corporation	$(63)	$(157)	$66	$(154)

	Year Ended December 31, 2008
	Purchased	Purchased
	Paper —	Paper —
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG
Contingency fee income	$10	$—	$330	$340
Collections revenue	129	—	—	129

Total income	139	—	330	469
Restructuring expenses	6	—	5	11
Operating expenses	202	—	187	389

Total expenses	208	—	192	400
Net interest expense	13	—	12	25

Income (loss) from continuing operations before income tax expense (benefit)	(82)	—	126	44
Income tax expense (benefit)	(29)	—	52	23

Net income (loss) from continuing operations	(53)	—	74	21
Loss from discontinued operations, net of tax	—	(140)	—	(140)

Net income (loss)	(53)	(140)	74	(119)
Less: net income attributable to noncontrolling interest	4	—	—	4

“Core Earnings” net income (loss) attributable to SLM Corporation	$(57)	$(140)	$74	$(123)

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(57)	$—	$74	$17
Discontinued operations, net of tax	—	(140)	—	(140)

“Core Earnings” net income (loss) attributable to SLM Corporation	$(57)	$(140)	$74	$(123)

	Year Ended December 31, 2007
	Purchased	Purchased
	Paper —	Paper —
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG
Contingency fee income	$9	$—	$327	$336
Collections revenue	217	—	—	217

Total income	226	—	327	553
Restructuring expenses	1	—	1	2
Operating expenses	164	—	197	361

Total expenses	165	—	198	363
Net interest expense	13	—	14	27

Income from continuing operations before income tax expense	48	—	115	163
Income tax expense	18	—	42	60

Net income from continuing operations	30	—	73	103
Income from discontinued operations, net of tax	—	15	—	15

Net income	30	15	73	118
Less: net income attributable to noncontrolling interest	2	—	—	2

“Core Earnings” net income attributable to SLM Corporation	$28	$15	$73	$116

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$28	$—	$73	$101
Discontinued operations, net of tax	—	15	—	15

“Core Earnings” net income attributable to SLM Corporation	$28	$15	$73	$116

Collections Revenue

In 2008, the Company concluded that its APG purchased paper businesses were no longer a strategic fit. The Company sold its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. A loss of $51 million was recognized in the fourth quarter of 2008 related to this sale as the net assets were held for sale and carried at the lower of its book basis and fair value as of December 31, 2008. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 (which is further discussed below), which resulted in an after-tax loss of $95 million. The Company continues to wind down the domestic side of its Purchased Paper — Non-Mortgage business. The Company will continue to consider opportunities to sell this business at acceptable prices in the future.

The Company’s domestic Purchased Paper — Non-Mortgage business had certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company did not purchase any additional purchased paper in excess of these obligations. The Company recognized $79 million, $111 million and $17 million of impairments in the years ended December 31, 2009, 2008 and 2007, respectively. The impairment is primarily a result of the impact of the economy on the ability to collect on these assets. The impairment of $111 million in 2008 includes the $51 million loss on the sale of the Company’s international Purchased Paper — Non-Mortgage business discussed above. Similar to the Purchased Paper — Mortgage/Properties business discussion below, when the Purchased Paper — Non-Mortgage business either sells all of its remaining assets or completely winds down its operations, its results will be shown as discontinued operations.

Net loss attributable to SLM Corporation from discontinued operations was $157 million and $140 million for the years ended December 31, 2009 and 2008, respectively, compared to net income of $15 million for the year ended December 31, 2007. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. This sale of assets in the fourth quarter of 2009 resulted in an after-tax loss of $95 million. Total after-tax impairments, including the loss on sale, for the years ended December 31, 2009, 2008 and 2007 were $154 million, $161 million and $2 million, respectively.

Contingency Fee Income

Contingency fee income decreased $44 million from $340 million for the year ended December 31, 2008 to $296 million for the year ended December 31, 2009. This decrease was primarily a result of significantly less guarantor collections revenue associated with rehabilitating delinquent FFELP loans. Loans are considered rehabilitated after a certain number of on-time payments have been collected. The Company earns a rehabilitation fee only when the Guarantor sells the rehabilitated loan. The disruption in the credit markets has limited the sale of rehabilitated loans.

The contingency fee income for the year ended December 31, 2008 was relatively unchanged compared to 2007.

Purchased Paper — Non-Mortgage

	Years Ended
	December 31,
	2009	2008	2007

Face value of purchases for the period	$390	$5,353	$6,111
Purchase price for the period	30	483	556
Purchase price as a percentage of face value purchased	7.6%	9.0%	9.1%
Gross Cash Collections (“GCC”)	$376	$655	$463
Collections revenue	50	129	217
Collections revenue as a percentage of GCC	13%	20%	47%
Carrying value of purchased paper	$285	$544	$587

The decrease in collections revenue as a percentage of gross cash collections (“GCC”) in 2009 compared to 2008 and 2007 was primarily due to the significant impairment recognized in 2008.

Contingency Inventory

The following table presents the outstanding inventory of receivables serviced through our APG business segment. These assets are not on our balance sheet.

	As of
	December 31,
	2009	2008	2007

Contingency:
Student loans	$8,762	$9,852	$8,195
Other	1,262	1,726	1,509

Total	$10,024	$11,578	$9,704

Operating Expenses — APG Business Segment

For the years ended December 31, 2009, 2008 and 2007, operating expenses for the APG contingency and other businesses totaled $177 million, $187 million and $197 million, respectively. The decrease in operating expenses in 2009 versus prior years is primarily due to the Company’s cost reduction initiatives.

For the years ended December 31, 2009, 2008 and 2007, operating expenses for the APG Purchased Paper — Non-Mortgage business totaled $138 million, $202 million and $164 million, respectively. The decrease from the prior years is primarily due to lower collection costs due to the decreasing size of the portfolio as a result of winding down the business.

At December 31, 2009 and 2008, the APG business segment had total assets of $1.1 billion and $2.0 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

Our Corporate and Other reportable segment reflects the aggregate activity of our smaller operating units, including our Guarantor Servicing and Loan Servicing operating units, Upromise, other products and services, as well as corporate expenses that do not pertain directly to our operating segments.

In our Guarantor Servicing operating unit, we provide a full complement of administrative services to FFELP Guarantors, including guarantee issuance, processing, account maintenance and guarantee fulfillment. In our Loan Servicing operating unit, we originate and service student loans on behalf of lenders, including ED, who are unrelated to SLM Corporation. In our Upromise operating unit, we provide 529 college-savings plan program management, transfer and servicing agent services, and administration services, and operate a consumer savings network.

Condensed Statements of Income

The following tables include “Core Earnings” results of operations for our Corporate and Other business segment.

	Years Ended
	December 31,			% Increase (Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net interest income after provisions for losses	$5	$6	$(1)	$(17)	$700%

Guarantor servicing fees	136	121	156	12	(22)
Loan servicing fees	53	26	23	104	13
Upromise	112	108	110	4	(2)
Other	50	65	85	(23)	(24)

Total other income	351	320	374	10	(14)
Restructuring expenses	3	23	2	(87)	1,050
Operating expenses	284	256	339	11	(24)

Total expenses	287	279	341	3	(18)

Income from continuing operations, before income tax expense	69	47	32	47	47
Income tax expense	24	17	12	41	42

Net income	45	30	20	50	50
Less: net income attributable to noncontrolling interest	—	—	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$45	$30	$20	50%	50%

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$45	$30	$20	50%	50%
Discontinued operations, net of tax	—	—	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$45	$30	$20	50%	50%

USA Funds, the nation’s largest guarantee agency, accounted for 86 percent, 85 percent and 86 percent, respectively, of guarantor servicing fees and 2 percent, 11 percent and 16 percent, respectively, of revenues associated with other products and services for the years ended December 31, 2009, 2008 and 2007.

2009 versus 2008

The increase in guarantor servicing fees from 2008 to 2009 primarily relates to an increase in guarantor issuance fees earned as a result of a significant increase in FFELP loan guarantees (consistent with the significant increase in the Company’s FFELP loan originations) over the prior year as well as an increase in account maintenance fees earned which are a function of the size of the FFELP portfolio. The increase in loan servicing fees from 2008 to 2009 is primarily due to $9 million of servicing revenue related to the 2 million accounts the Company began servicing under the ED Servicing Contract in 2009 and $8 million of additional loan conversion fees earned by the Company when third-party servicing clients sold their FFELP loans to ED under the ED Purchase Program in the third quarter of 2009, as well as an increase in the size of other third-party servicing relationships the Company has.

2008 versus 2007

The decrease in guarantor servicing fees from 2007 to 2008 was primarily due to the recognition of $15 million in the fourth quarter of 2007 of previously deferred guarantee account maintenance fee revenue related to a negotiated settlement with USA Funds, as well as a decrease in the account maintenance fees earned in 2008 due to the legislative changes effective October 1, 2007 as a result of CCRAA.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment.

	Years Ended
	December 31,
	2009	2008	2007

Operating expenses	$110	$90	$109
Upromise	84	91	94
General and administrative expenses	90	75	136

Total	$284	$256	$339

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties, perform guarantor servicing on behalf of Guarantor agencies and operate our Upromise subsidiary, as well as information technology expenses related to these functions. Operating expenses also include unallocated corporate overhead expenses for centralized headquarters functions.

2009 versus 2008

For the years ended December 31, 2009 and 2008, operating expenses for the Corporate and Other business segment totaled $284 million and $256 million, respectively. The increase in operating expenses in 2009 versus the prior year was primarily due to higher expenses incurred to reconfigure the Company’s servicing system to meet the requirements of the ED Servicing Contract awarded to the Company on June 17, 2009 to service FFELP loans that have been or will be sold to ED, as well as professional services fees incurred in connection with strategic planning.

2008 versus 2007

The decrease in operating expenses in 2008 compared to 2007 was primarily due to $56 million of non-recurring Proposed Merger-related expenses in 2007, as well as the Company’s cost reduction initiatives.

At December 31, 2009 and 2008, the Corporate and Other business segment had total assets of $1.2 million and $685 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following “LIQUIDITY AND CAPITAL RESOURCES” discussion concentrates on our Lending business segment. Our APG contingency collections and Corporate and Other business segments are not capital intensive businesses and, as such, a minimal amount of debt capital is allocated to these segments.

Historically, we funded new loan originations with a combination of term unsecured debt and student loan asset-backed securities. Following the Proposed Merger announcement in April 2007, we temporarily suspended issuance of unsecured debt and began funding loan originations primarily through the issuance of student loan asset-backed securities and short-term secured student loan financing facilities. In June 2008, the Company accessed the corporate bond market with a $2.5 billion issuance of 10-year senior unsecured notes. In August 2008, we began funding new FFELP Stafford and PLUS Loan originations for AY 2008-2009 pursuant to ED’s Loan Participation Program. During the fourth quarter of 2008, the Company began retaining its Private Education Loan originations in its banking subsidiary, Sallie Mae Bank, and funding these assets with term bank deposits. In May 2009, we began using the ED Conduit Program to fund FFELP Stafford and PLUS Loans. We discuss these liquidity sources below.

In the near term, we expect to continue to use ED’s Purchase and Participation Programs to fund future FFELP Stafford and PLUS Loan originations and to use deposits at Sallie Mae Bank and term asset-backed securities to fund Private Education Loan originations. We plan to use term asset-backed securities, asset-backed financing facilities, cash flows provided by earnings and repayment of principal on our unencumbered student loan assets and distributions from our securitization trusts, as well as other sources, to retire maturing debt and provide cash for operations and other needs.

ED Funding Programs

In August 2008, ED implemented the Purchase Program and the Loan Purchase Participation Program (the “Participation Program”) pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Under the terms of the Participation Program, on September 30, 2010, AY 2009-2010 loans funded under the Participation Program must be either repurchased by the Company or sold to ED pursuant to the Participation Program, which has identical economics to the Purchase Program. Given the state of the credit markets, we currently expect to sell all of the loans we fund under the Participation Program to ED. Loans eligible for the Participation or Purchase Programs are limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing.

As of December 31, 2009, the Company had $9.0 billion of advances outstanding under the Participation Program. Through December 31, 2009, the Company has sold to ED approximately $18.5 billion face amount of loans as part of the Purchase Program. Outstanding debt of $18.5 billion was paid down related to the Participation Program in connection with these loan sales. These loan sales resulted in a $284 million gain. The settlement of the fourth quarter sale of loans out of the Participation Program included repaying the debt by delivering the related loans to ED in a non-cash transaction and receipt of cash from ED for $484 million, representing the reimbursement of a one-percent payment made to ED plus a $75 fee per loan.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and will accept eligible loans through July 1, 2010. The ED Conduit Program has a term of five years and will expire on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time the notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through the Put Agreement at a price of 97 percent of the face amount of the loans. As of December 31, 2009, approximately $14.6 billion face amount of our Stafford and PLUS Loans were funded through the ED Conduit Program. For 2009, the average interest rate paid on this facility was approximately 0.75 percent. As of December 31, 2009, there are approximately $820 million face amount of additional FFELP Stafford and PLUS Loans (excluding loans currently in the Participation Program) that can be funded through the ED Conduit Program.

Additional Funding Sources for General Corporate Purposes

In addition to funding FFELP loans through ED’s Participation and Purchase Programs and the ED Conduit Program, the Company employs other financing sources for general corporate purposes, which include originating Private Education Loans and repurchases and repayments of unsecured debt obligations.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings, ED financing facilities and indentured trusts, comprised 82 percent of our Managed debt outstanding at December 31, 2009 versus 78 percent at December 31, 2008.

Sallie Mae Bank

During the fourth quarter of 2008, Sallie Mae Bank, our Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits primarily through intermediaries in the retail brokered CD market. As of December 31, 2009, total term bank deposits were $5.6 billion and cash and liquid investments totaled $2.4 billion. As of December 31, 2009, $4.2 billion of Private Education Loans were held at Sallie Mae Bank. We ultimately expect to raise additional long-term financing, through Private Education Loan securitizations or other financings, to fund these loans. In the near term, we expect Sallie Mae Bank to continue to fund newly originated Private Education Loans through long-term bank deposits.

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

In 2009, we completed four FFELP long-term ABS transactions totaling $5.9 billion. The FFELP transactions were composed primarily of FFELP Consolidation Loans which were not eligible for the ED Conduit Program or the Term Asset-Backed Securities Loan Facility (“TALF”) discussed below.

During 2009, we completed $7.5 billion of Private Education Loan term ABS transactions, all of which were private placement transactions. On January 6, 2009, we closed a $1.5 billion 12.5 year asset-backed securities (“ABS”) based facility. This facility is used to provide up to $1.5 billion term financing for Private Education Loans. The fully utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, we completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the asset-backed securities based facility for this issuance was $1.1 billion. In addition, we completed $6.0 billion of Private Education Loan term ABS transactions which were TALF-eligible. See “Term Asset-Backed Securities Loan Facility (“TALF”)” below for additional details. Although we have demonstrated our access to the ABS market in 2009 and we expect ABS financing to remain a primary source of funding over the long term, we expect our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. At present, while the markets have demonstrated some signs of recovery, we are unable to predict when market conditions will allow for more regular, reliable and cost-effective access to the term ABS market.

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP loan ABCP conduit facility (the “2008 FFELP ABCP Facility”); (ii) a $5.9 billion Private Education Loan ABCP conduit facility (the “2008 Private Education Loan ABCP Facility”) (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities was 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities was approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding upfront and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varied based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized upfront fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable ABCP facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset-Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market.

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

On April 24, 2009, the Company extended the maturity of $21.8 billion of the 2008 FFELP ABCP Facility for one year to April 23, 2010. The Company also extended its 2008 Asset-Backed Loan Facility in the amount of $1.5 billion. The extended 2008 Asset-Backed Loan Facility matured on June 26, 2009 and was paid in full. A total of $86 million in fees were paid related to these extensions. The 2008 Private Education Loan ABCP Facility was paid off and terminated on April 24, 2009. The stated borrowing rate of the 2008 FFELP ABCP Facility was the applicable funding rate plus 130 basis points excluding upfront fees. The applicable funding rate generally was either a LIBOR or commercial paper rate. The terms of the 2008 FFELP ABCP Facility called for an increase in the applicable funding spread to 300 basis points if the outstanding borrowing amount was not reduced to $15.2 billion and $10.9 billion as of June 30, 2009 and September 30, 2009, respectively. If the Company did not negotiate an extension or pay off all outstanding amounts of the 2008 FFELP ABCP Facility at maturity, the facility would extend by 90 days with the interest rate generally increasing from LIBOR plus 250 basis points to 550 basis points over the 90 day period. The other terms of the facilities remained materially unchanged.

The maximum amount the Company could borrow under the 2008 FFELP ABCP Facility was limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of December 31, 2009, the maximum borrowing amount was approximately $10.5 billion. Funding under the 2008 FFELP ABCP Facility was subject to usual and customary conditions. The 2008 FFELP ABCP Facility was subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

Borrowings under the 2008 FFELP ABCP Facility were non-recourse to the Company. As of December 31, 2009, the Company had $8.8 billion outstanding in connection with the 2008 FFELP ABCP Facility. The book basis of the assets securing this facility as of December 31, 2009 was $10.2 billion.

On January 15, 2010, the Company terminated the 2008 FFELP ABCP Facility and entered into new multi-year ABCP facilities (the “2010 Facility”) which will continue to provide funding for the Company’s federally guaranteed student loans. The 2010 Facility provides for maximum funding of $10 billion for the first year, $5 billion for the second year and $2 billion for the third year. Upfront fees related to the 2010 Facility were approximately $4 million. The underlying cost of borrowing under the 2010 Facility for the first year is expected to be commercial paper issuance cost plus 0.50 percent, excluding up-front commitment and unused fees.

Borrowings under the 2010 Facility are non-recourse to the Company. The maximum amount the Company may borrow under the 2010 Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. Funding under the 2010 Facility is subject to usual and customary conditions. The 2010 Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities. Increases in the borrowing rate of up to LIBOR plus 450 basis points could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 200 basis points to LIBOR plus 300 basis points over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon.

Term Asset-Backed Securities Loan Facility (“TALF”)

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business ABS at lower interest rate spreads. TALF was initiated on March 17, 2009 and currently provides investors who purchase eligible ABS with funding of up to five years. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and Private Education Loans first disbursed since May 1, 2007. As of December 31, 2009, we had approximately $9.4 billion book basis of student loans (including $6.9 billion book basis of Private Education Loans and $2.5 billion book basis of Consolidation Loans) eligible to serve as collateral for ABS funded under TALF; this amount does not include loans eligible for ECASLA financing programs. For student loan collateral, TALF is scheduled to expire on March 31, 2010.

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

On December 2, 2009, we priced a $590 million Private Education Career Training Loan securitization which closed on December 10, 2009. The issue includes one tranche that bears a coupon of Prime minus 0.90 percent and a second tranche that bears a coupon of 1-month LIBOR plus 1.85 percent. This transaction was TALF-eligible.

Federal Home Loan Bank in Des Moines

On January 15, 2010, HICA Education Loan Corporation, a subsidiary of the Company, entered into a lending agreement with the Federal Home Loan Bank of Des Moines (the “FHLB”). Under the agreement, the FHLB will provide advances backed by Federal Housing Finance Agency approved collateral which includes federally-guaranteed student loans. The initial borrowing of $25 million at a rate of .23 percent under this facility occurred on January 15, 2010 and matured on January 22, 2010. The amount, price and tenor of future advances will vary and will be determined at the time of each borrowing. The maximum amount that can be borrowed, as of January 15, 2010, subject to available collateral, is approximately $11 billion. The Company has provided a guarantee to the FHLB for the performance and payment of HICA’s obligations.

Auction Rate Securities

At December 31, 2009, we had $3.3 billion of taxable and $1.1 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively, on a Managed Basis. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, all of the Company’s auction rate securities as of December 31, 2009 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s $1.1 billion of tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 1.14 percent during the fourth quarter of 2009. Since December 31, 2009, certain auction rate securities with short terms to maturity have begun to have successful auctions.

Reset Rate Notes

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the notes are reset. The Company also has the option to repurchase a reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on its remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent until such time as the bonds are successfully remarketed or repurchased. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at December 31, 2009, $1.8 billion of our reset rate notes bore interest at, or were swapped to LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible additional reset rate notes will experience failed remarketings. On October 26, 2009, the Company successfully remarketed a $590 million reset rate note at LIBOR plus 0.40 percent to maturity. All subsequent remarketings have been unsuccessful. As of December 31, 2009, on a Managed Basis, the Company had $4.3 billion and $2.0 billion of reset rate notes due to be remarketed in 2010 and 2011, respectively, and an additional $6.5 billion to be remarketed thereafter.

Senior Unsecured Debt

On January 11, 2010, the Company announced that it repurchased $812 million U.S. dollar equivalent face amount of its non-U.S. dollar denominated senior unsecured notes through a tender offer which settled on January 14, 2010. This transaction resulted in a taxable gain of approximately $45 million.

Primary Sources of Liquidity and Available Capacity

We expect to fund our ongoing liquidity needs, including the origination of new loans and the repayment of $5.2 billion of senior unsecured notes maturing in 2010, through our current cash and investment portfolio, cash flow provided by earnings and repayment of principal on unencumbered student loan assets and distributions from our securitization trusts (including servicing fees which have priority payments within the trusts), the liquidity facilities made available by ED, TALF, the 2010 Facility, the issuance of term ABS, term bank deposits, and, to a lesser extent, if possible, unsecured debt and other sources.

To supplement our funding sources, we maintained an additional $3.5 billion in unsecured revolving credit facilities as of December 31, 2009; $1.9 billion of our unsecured revolving facilities matures in October 2010 and $1.6 billion matures in October 2011. These figures reflect the amended size of the facilities as a $215 million commitment from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., was removed from the facility in the fourth quarter of 2009 (see “Counterparty Exposure,” below). On April 24, 2009, in conjunction with the extension of the 2008 ABCP Facilities, a $1.4 billion revolving credit facility maturing in October 2009 was retired and the $1.9 billion revolving credit facility maturing in October 2011 was reduced to $1.6 billion. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.5 billion as of December 31,

2009. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended December 31, 2009. In the past, we have not relied upon our unsecured revolving credit facilities as a primary source of liquidity. Even though we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

During the year, the Company’s new financing transactions generated excess liquidity, some of which was used to repurchase $3.4 billion of the Company’s short-term senior unsecured notes, generating pre-tax gains of $536 million.

The following table details our main sources of primary liquidity and the available capacity at December 31, 2009 and 2008.

	December 31, 2009	December 31, 2008
	Available Capacity	Available Capacity

Sources of primary liquidity available for new FFELP Stafford and PLUS Loan originations:
ED Purchase and Participation Programs(1)	Unlimited(1)	Unlimited(1)
Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$6,070	$4,070
Commercial paper and asset-backed commercial paper	1,150	801
Other(2)	131	133

Total unrestricted cash and liquid investments(3)(4)(5)	7,351	5,004
Unused commercial paper and bank lines of credit	3,485	5,192
2008 FFELP ABCP Facilities(6)	1,703	807
2008 Private Education Loan ABCP Facility	—	332

Total sources of primary liquidity for general corporate purposes(7)	$12,539	$11,335

(1)	The ED Purchase and Participation Programs provide unlimited funding for eligible FFELP Stafford and PLUS Loans made by the Company for the academic years 2008-2009 and 2009-2010. See “ED Funding Programs” discussed earlier in this section.

(2)	At December 31, 2009 and 2008, includes $32 million and $97 million, respectively, due from The Reserve Primary Fund (see “Counterparty Exposure” below). The Company received $32 million from The Reserve Primary Fund on January 29, 2010.

(3)	At December 31, 2009 and 2008, excludes $25 million and $26 million, respectively, of investments pledged as collateral related to certain derivative positions and $708 million and $82 million, respectively, of other non-liquid investments, classified as cash and investments on our balance sheet in accordance with GAAP.

(4)	At December 31, 2009 and 2008, includes $821 million and $1.6 billion, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(5)	At December 31, 2009 and 2008, includes $2.4 billion and $1.1 billion, respectively, of cash and liquid investments at Sallie Mae Bank, for which Sallie Mae Bank is not authorized to dividend to the Company without FDIC approval. This cash will be used primarily to originate or acquire student loans.

(6)	Borrowing capacity is subject to availability of collateral. As of December 31, 2009 and 2008, the Company had $2.1 billion and $5.4 billion, respectively, of outstanding unencumbered FFELP loans, net.

(7)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At December 31, 2009, we had a total of $31.3 billion of unencumbered assets, including goodwill and acquired intangibles. Total student loans, net, comprised $14.6 billion of this unencumbered asset total of which $12.5 billion relates to Private Education Loans, net.

The following table reconciles encumbered and unencumbered assets and their net impact on total equity.

	December 31,	December 31,
(Dollars in billions)	2009	2008

Net assets in secured financing facilities	$14.5	$15.6
Unencumbered assets	31.3	36.1
Unsecured debt, term bank deposits, and other borrowings	(35.1)	(42.1)
ASC 815 mark-to-market on all hedged debt(1)	(3.4)	(3.4)
Other liabilities, net	(2.0)	(1.2)

Total GAAP equity	$5.3	$5.0

(1)	At December 31, 2009 and 2008, there are $3.4 billion and $3.6 billion, respectively, of net gains on derivatives hedging this debt, which partially offsets these losses. These gains are a part of the net assets in secured financing facilities and unencumbered assets.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to the Company.

Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc., was a party to the Company’s unsecured revolving credit facilities under which they provided the Company with commitments totaling $215 million as of September 30, 2009. Lehman Brothers Holdings Inc. declared bankruptcy on September 15, 2008. The Company and the other banks which are a party to the agreement amended the unsecured revolving credit facilities in the fourth quarter of 2009 to eliminate this commitment.

To provide liquidity for future cash needs, we invest in high quality money market investments. At December 31, 2009, the Company had investments of $32 million with The Reserve Primary Fund (“The Fund”). In September 2008, the Company requested redemption of all monies invested in The Fund prior to The Fund’s announcement that it suspended distributions as a result of The Fund’s exposure to Lehman Brothers Holdings Inc.’s bankruptcy filing and The Fund’s net asset value being below one dollar per share. We were originally informed by The Fund that we would receive our entire investment amount. As of December 31, 2009, we have received a total of $460 million of an initial investment of $500 million from The Fund. In the fourth quarter of 2008, we recorded an impairment of $8 million related to our investment in The Fund in anticipation of losses on our remaining investment. Subsequently, the SEC granted The Fund an indefinite extension to pay distributions as The Fund is being liquidated. On November 25, 2009, the court issued an order providing for (i) the distribution of the remaining assets on a pro rata basis; (ii) an injunction barring all claims against the fund and any of the defendants; and (iii) the appointment of a monitor to oversee the distribution and to review any claims by The Fund’s advisor or distributor for management fees and expenses. On January 29, 2010, the Company received $32 million from The Fund.

Protection against counterparty risk in derivative transactions is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. The Company is a party to derivative contracts for its corporate purposes and also within its securitization trusts. The Company has CSAs and collateral requirements with all of its derivative counterparties requiring collateral to be exchanged based on the net fair value of derivatives with each counterparty. The Company’s securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. If the counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Failure to post the collateral or find a replacement counterparty could result in a termination event under the derivative contract. The Company considers counterparties’ credit risk when determining the fair value of derivative positions on its exposure net of collateral. Securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative, regardless of credit rating. The trusts are not required to post collateral to the counterparties. If we were unable to collect from a counterparty related to the Company and on-balance sheet trust derivatives, we would have a loss equal to the amount the derivative is recorded on our balance sheet. If we were unable to collect from a counterparty related to an off-balance sheet trust derivative, the value of our Residual Interest on our balance sheet would be reduced through earnings.

The Company has liquidity exposure related to collateral movements between SLM Corporation and its derivative counterparties. The collateral movements can increase or decrease our primary liquidity depending on the nature of the collateral (whether cash or securities), the Company’s and counterparties’ credit ratings and on movements in the value of the derivatives, which are primarily impacted by changes in interest rate and foreign exchange rates. These movements may require the Company to return cash collateral posted or may require the Company to access primary liquidity to post collateral to counterparties. As of December 31, 2009, the Company held $821 million cash collateral in unrestricted cash accounts. If the Company’s credit ratings are downgraded from current levels, it may be required to segregate such collateral in restricted accounts.

The table below highlights exposure related to our derivative counterparties at December 31, 2009.

		On-Balance Sheet	Off-Balance Sheet
	SLM Corporation	Securitizations	Securitizations
	Contracts	Contracts	Contracts

Exposure, net of collateral	$246	$1,182	$603
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	56%	42%	28%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%	0%

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at December 31, 2009, 2008 and 2007, and average balances and average interest rates of our Managed borrowings for the years ended December 31, 2009, 2008 and 2007. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment under ASC 815. (See “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of December 31,
	2009			2008			2007
	Ending Balance			Ending Balance			Ending Balance
			Total			Total			Total
	Short	Long	Managed	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$5,185	$22,797	$27,982	$6,794	$31,182	$37,976	$8,297	$36,796	$45,093
Unsecured term bank deposits	842	4,795	5,637	1,148	1,108	2,256	254	—	254
Indentured trusts (on-balance sheet)	64	1,533	1,597	31	1,972	2,003	100	2,481	2,581
ED Participation Program facility (on-balance sheet)(1)	9,006	—	9,006	7,365	—	7,365	—	—	—
ED Conduit Program facility (on-balance sheet)	14,314	—	14,314	—	—	—	—	—	—
ABCP borrowings (on-balance sheet)(2)	—	8,801	8,801	24,768	—	24,768	25,960	67	26,027
Securitizations (on-balance sheet)	—	89,200	89,200	—	80,601	80,601	—	68,048	68,048
Securitizations (off-balance sheet)	—	33,615	33,615	—	37,159	37,159	—	42,088	42,088
Other	1,472	—	1,472	1,827	—	1,827	1,342	—	1,342

Total	$30,883	$160,741	$191,624	$41,933	$152,022	$193,955	$35,953	$149,480	$185,433

(1)	The Company has the option of paying off this amount with cash or by putting the loans to ED as previously discussed.

(2)	Includes $1.9 billion outstanding in the 2008 Asset-Backed Loan Facility at December 31, 2008. There was no outstanding balance at December 31, 2009 or December 31, 2007.

Average Balances

	Years Ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$31,863	1.93%	$39,794	3.65%	$46,095	5.58%
Unsecured term bank deposits	4,754	3.50	854	4.07	166	5.26
Indentured trusts (on-balance sheet)	1,811	1.07	2,363	3.90	2,768	4.90
ED Participation Program facility (on-balance sheet)	14,174	1.43	1,727	3.43	—	—
ED Conduit Program facility (on-balance sheet)	7,340	.75	—	—	—	—
ABCP borrowings (on-balance sheet)(1)	16,239	2.93	24,855	5.27	13,938	5.85
Securitizations (on-balance sheet)	85,612	1.38	76,028	3.26	62,765	5.55
Securitizations (off-balance sheet)	35,377	.82	39,625	3.11	45,733	5.68
Other	1,391	.31	2,063	2.35	637	4.85

Total	$198,561	1.51%	$187,309	3.58%	$172,102	5.60%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of February 26, 2010.

	Moody’s	S&P	Fitch

Short-term unsecured debt	Not Prime	A-3	F3
Long-term senior unsecured debt	Ba1	BBB-	BBB-

The table below presents our unsecured on-balance sheet funding by funding source for the years ended December 31, 2009 and 2008.

	Debt Issued
	For The Years		Outstanding at
	Ended December 31,		December 31,
	2009	2008	2009	2008

Retail notes	$—	$—	$3,471	$3,914
Foreign currency denominated notes(1)	—	—	9,230	12,127
Extendible notes	—	—	—	1,464
Global notes (Institutional)	—	2,437	14,694	19,874
Medium-term notes (Institutional)	—	—	587	597

Total unsecured corporate borrowings	—	2,437	27,982	37,976
Unsecured term bank deposits	4,531	2,845	5,637	2,256

Total	$4,531	$5,282	$33,619	$40,232

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the years ended December 31, 2009, 2008 and 2007. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Years Ended December 31,
	2009				2008				2007
		Loan				Loan				Loan
	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain
	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%

Securitizations sales:
FFELP Stafford/PLUS Loans	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—	1	2,001	367	18.4

Total securitizations sales	—	—	$—	—%	—	—	$—	—%	1	2,001	$367	18.4%

Securitizations financings:
FFELP Stafford/PLUS Loans(1)	—	—			9	18,546			3	8,955
FFELP Consolidation Loans(1)(2)	3	5,339			—	—			5	14,476
Private Education Loans(1)	5	11,122			—	—			—	—

Total securitizations financings	8	16,461			9	18,546			8	23,431

Total securitizations	8	$16,461			9	$18,546			9	$25,432

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and, accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements (which do not relate to the reissuance of third-party beneficial interests) after initial settlement of the securitization or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

(2)	In addition to the transactions listed in the above table, the Company settled on a repackaging trust and issued new asset backed securities in the amount of $1.0 billion. The debt issued is collateralized by reset rate notes totaling $1.2 billion.

Residual Interest in Securitized Receivables

The following tables summarize the fair value of our Residual Interests and the assumptions used to value such Residual Interests, along with the underlying off-balance sheet student loans that relate to those securitizations in securitization transactions that were treated as sales as of December 31, 2009 and 2008.

	As of December 31, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests	$243	$791	$794	$1,828
Underlying securitized loan balance	5,377	14,369	12,986	32,732
Weighted average life	3.3 yrs.	9.0 yrs.	6.3 yrs
Prepayment speed (annual rate)(2)
Interim status	0%	N/A	0%
Repayment status	0-14%	2-4%	2-15%
Life of loan — repayment status	9%	3%	6%
Expected remaining credit losses (% of outstanding student loan principal)(3)(4)	.10%	.25%	5.31%
Residual cash flows discount rate	10.6%	12.3%	27.5%

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(2)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected remaining credit losses (% of outstanding student loan principal)(3)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

(1)	Includes $569 million and $762 million related to the fair value of the Embedded Floor Income as of December 31, 2009 and 2008, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the pay down of the underlying loans.

(2)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(3)	Remaining expected credit losses as of the respective balance sheet date.

(4)	For Private Education Loan trusts, estimated defaults from settlement to maturity are 12.2 percent and 9.1 percent at December 31, 2009 and 2008, respectively. These estimated defaults do not include recoveries related to defaults but do include prior purchases of loans at par by the Company when loans reached 180 days delinquency (prior to default) under a contingent call option. Although these loan purchases do not result in a realized loss to the trust, the Company has included them here. Not including these purchases in the disclosure would result in estimated defaults of 9.3 percent and 6.1 percent at December 31, 2009 and 2008, respectively.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at December 31, 2009 and 2008 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. However, this presentation does not include any impact of accounting under ASC 815 or ASC 830 for trust derivatives or foreign currency denominated debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Managed Student Loan Balances, net” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances” earlier in this section.)

	December 31,	December 31,
	2009	2008

Off-Balance Sheet Assets:
Total student loans, net	$32,611	$35,591
Restricted cash and investments	1,055	1,557
Accrued interest receivable	537	937

Total off-balance sheet assets	34,203	38,085
Off-Balance Sheet Liabilities:
Debt, par value	33,583	37,228
Debt, unamortized discount and deferred issuance costs	(77)	(69)

Total debt	33,506	37,159
Accrued interest payable	25	166

Total off-balance sheet liabilities	33,531	37,325

Off-Balance Sheet Net Assets	$672	$760

Servicing and Securitization Revenue

Servicing and securitization revenue, the ongoing revenue from securitized loan pools accounted for off-balance sheet as QSPEs, includes the interest earned on the Residual Interest asset and the revenue we receive for servicing the loans in the securitization trusts.

The following table summarizes the components of servicing and securitization revenue for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Servicing revenue	$226	$247	$285
Securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	309	323	419

Servicing and securitization revenue, before net Embedded Floor Income, impairment and unrealized fair value adjustment	535	570	704
Embedded Floor Income	284	191	20
Less: Floor Income previously recognized in gain calculation	(214)	(76)	(9)

Net Embedded Floor Income	70	115	11
Servicing and securitization revenue, before impairment and unrealized fair value adjustment	605	685	715
Unrealized fair value adjustment	(330)	(425)	(24)
Gain on consolidation of off-balance sheet trusts	20	2	—
Retained Interest impairment	—	—	(254)

Total servicing and securitization revenue	$295	$262	$437

Average off-balance sheet student loans	$34,414	$37,586	$42,411

Average balance of Retained Interest	$1,911	$2,596	$3,385

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans	.86%	.70%	1.03%

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition for off-balance sheet student loans and the unrealized fair value adjustments.

The Company recorded net unrealized mark-to-market losses of $330 million, $425 million and $24 million in the years ended December 31, 2009, 2008 and 2007, respectively, related to the Residual Interest.

As of December 31, 2009, the Company changed the following significant assumptions compared to those used as of December 31, 2008, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions on FFELP Stafford and Consolidation Loans were decreased. This change reflects the significant decrease in prepayment activity experienced since 2008. This decrease in prepayment activity, which the Company expects will continue into the foreseeable future, was primarily due to a reduction in third-party consolidation activity as a result of the CCRAA and the current U.S. economic and credit environment. This resulted in a $61 million unrealized mark-to-market gain.

•	Life of loan default rate assumptions for Private Education Loans were increased from 9.1 percent to 12.2 percent as a result of the continued weakening of the U.S. economy. This resulted in a $426 million unrealized mark-to-market loss.

As of December 31, 2008, the Company had changed the following significant assumptions compared to those used as of December 31, 2007, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions were decreased for all three asset types primarily as a result of a significant reduction in prepayment activity experienced, which is expected to continue into the foreseeable future. The decrease in prepayment speeds was primarily due to a reduction in third-party consolidation activity as a result of the CCRAA (for FFELP only) and the current U.S. economic and credit environment. This resulted in a $114 million unrealized mark-to-market gain.

•	Life of loan default rate assumptions for Private Education Loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $79 million unrealized mark-to-market loss.

•	Cost of funds assumptions related to the underlying auction rate securities bonds ($2.3 billion face amount of bonds) within FFELP loan ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts were increased to take into account the expectations these auction rate securities would continue to reset at higher rates for an extended period of time. This resulted in a $116 million unrealized mark-to-market loss.

•	The discount rate assumption related to the Private Education Loan and FFELP Residual Interests was increased. The Company assessed the appropriateness of the current risk premium, which was added to the risk free rate for the purpose of arriving at a discount rate, in light of the current economic and credit uncertainty that existed in the market as of December 31, 2008. This discount rate was applied to the projected cash flows to arrive at a fair value representative of the then current economic conditions. The Company increased the risk premium by 1,550 basis points and 390 basis points for Private Education and FFELP, respectively, to take into account the then current level of cash flow uncertainty and lack of liquidity that existed with the Residual Interests. This resulted in a $904 million unrealized mark-to-market loss.

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

The Company recorded impairments to the Retained Interests of $254 million for the year ended December 31, 2007. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations ($110 million), impairment to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($24 million), and increases in prepayments, defaults, and the discount rate related to Private Education Loans ($120 million).

CONTRACTUAL CASH OBLIGATIONS

The following table provides a summary of our obligations associated with long-term notes at December 31, 2009. For further discussion of these obligations, see Note 7, “Borrowings,” to the consolidated financial statements. The Company has no outstanding equity forward positions outstanding after the contract settlement on January 9, 2008. See Note 11, “Stockholders’ Equity,” to the consolidated financial statements.

	1 Year	2 to 3	4 to 5	Over
	or Less	Years	Years	5 Years	Total

Long-term notes:
Unsecured borrowings	$—	$8,569	$7,936	$6,292	$22,797
Unsecured term bank deposits	—	3,122	1,614	59	4,795
Secured borrowings(1)(2)	6,883	23,706	15,202	53,743	99,534

Total contractual cash obligations(3)	$6,883	$35,397	$24,752	$60,094	$127,126

(1)	Includes long-term beneficial interests of $89.2 billion of notes issued by consolidated VIEs in conjunction with our on-balance sheet securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on the Company’s current projection of prepayment speeds of the securitized assets.

(2)	Includes $8.8 billion of 2008 Asset-Backed Financing Facilities. On December 31, 2009, ABCP borrowings were reclassified to long-term as the facility was renegotiated on January 15, 2010, resulting in the maturity date being greater than one year from December 31, 2009.

(3)	Only includes principal obligations and specifically excludes ASC 815 derivative market value adjustments of $3.4 billion for long-term notes. Interest obligations on notes is predominantly variable in nature, resetting quarterly based on 3-month LIBOR.

Unrecognized tax benefits were $101 million and $81 million for the years ended December 31, 2009 and 2008, respectively. For additional information, see Note 19, “Income Taxes,” to the consolidated financial statements.

OFF-BALANCE SHEET LENDING ARRANGEMENTS

We have issued lending-related financial instruments, including lines of credit, to meet the financing needs of our institutional customers. In connection with these agreements, the Company also enters into a participation agreement with the institution to participate in the loans as they are originated. In the event that a line of credit is drawn upon, the loan is collateralized by underlying student loans and is usually participated on the same day. The contractual amount of these financial instruments, $850 million at December 31, 2009, represents the maximum possible credit risk should the counterparty draw down the commitment, the Company does not participate in the loan, and the counterparty subsequently fails to perform according to the terms of our contract. The remaining total contractual amount available to be borrowed under these commitments is $850 million. All commitments mature in 2010. We do not believe that these instruments are representative of our actual future credit exposure. To the extent that the lines of credit are drawn upon, the balance outstanding is collateralized by student loans. At December 31, 2009, there were no outstanding draws on lines of credit. For additional information, see Note 17, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.

The Company maintains forward contracts to purchase loans from our lending partners at contractual prices. These contracts typically have a maximum amount we are committed to buy, but lack a fixed or determinable amount as it ultimately is based on the lending partner’s origination activity. FFELP forward purchase contracts typically contain language relieving us of most of our responsibilities under the contract due to, among other things, changes in student loan legislation. These commitments are not accounted for as derivatives under ASC 815 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount. At December 31, 2009, there were $1.3 billion originated loans (FFELP and Private Education Loans) in the pipeline that the Company was committed to purchase.

MANAGEMENT OF RISKS

Significant risks that affect the Company may be grouped into the following categories: (1) funding and liquidity; (2) operations; (3) political/reputation; (4) market competition; (5) credit and counterparty; and (6) regulatory and compliance. These risks are discussed in the “Item 1A. Risk Factors” section of this document. Management’s strategies for managing these risks are discussed below.

Risk Management Processes

Risk management is a shared responsibility throughout the Company. The Board of Directors and its committees oversee significant risks and review the Company’s risk management practices. Executive management is responsible for monitoring and assessing the Company’s significant risks. Committees composed of management oversee many of these risks. Also, senior managers of each business division have direct and primary responsibility and accountability for managing risks specific to their operations by identifying and assessing risks, implementing internal controls and reporting control issues to the Company’s Risk Assessment Department. The Risk Assessment Department monitors these efforts, identifies areas that require increased focus and resources, and reports significant control issues to executive management and the Audit Committee of the Board. The Company’s centralized staff functions, such as accounting, compliance, credit risk, human resources and legal, further strengthen our risk controls.

At least annually, the Risk Assessment Department performs a risk assessment to identify the Company’s top risks, which supports the development of the internal audit plan. The risk assessment process is based on the risk universe of the Company and solicits input from over 200 managers in the Company regarding effectiveness of internal controls, compliance with laws and regulations and the adequacy of anti-fraud programs, and is the basis for the Company’s internal audit plan. Risks are rated on significance and likelihood of occurrence. Risks with the greatest significance and highest likelihood of occurrence are prioritized for attention and resources from management and designated for the appropriate management committee and/or committee of the Board for oversight.

Management risk committees and their primary responsibility are as follows:

Consumer Products and Services Assessment Committee — reviews new products and services, including operational implications;

Credit Committee: establishes, approves and enforces credit lending policies and practices;

Compliance Committee: advises on and reviews regulatory compliance;

Asset/Liability Committee: manages market, interest rate and balance sheet risk, and investments;

Disclosure Committee: manages risk of compliance with SEC disclosure obligations;

Critical Accounting Assumptions Committee: reviews key critical accounting assumptions, judgments and estimates and manages risk of compliance with financial reporting requirements;

Information Technology Steering Committee: manages security and confidentiality of information and effectiveness of IT infrastructure;

Business Continuity Steering Committee: manages risk of emergency loss of IT and other infrastructure resources;

Allowance for Loan Loss Steering Committee — approves the loan loss reserve based upon review of assumptions and estimates involved in the calculation;

Internal Controls Excellence Steering Committee: monitors internal controls and compliance with the Sarbanes-Oxley Act; and

Regulation Dissemination and Implementation Committee: monitors and disseminates changes in regulations affecting the business lines and advises on implementation of changes where applicable.

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

Liquidity Risk Management

Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events. Sources of liquidity include wholesale market-based funding, temporary federal government programs and deposits at Sallie Mae Bank.

The Finance Committee of the Board of Directors is responsible for approving the Company’s Asset and Liability Management Policy. The Finance Committee of the Board and, in some cases, the full Board, monitor the Company’s liquidity on an ongoing basis. The Corporate Finance Department is responsible for planning and executing our funding activities and strategy.

In order to ensure adequate liquidity through the full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include maintaining direct relationships with wholesale market funding providers and maintaining the ability to liquidate unencumbered assets if necessary. For a further discussion of our liquidity and capital resources and the sources and uses of liquidity see the “LIQUIDITY AND CAPITAL RESOURCES” section of this Form 10-K.

Credit Risk Management

The Company’s Chief Credit Officer reports, on a regular basis, to the Board regarding the Company’s asset quality. In addition, during 2009, the Chief Credit Officer commenced reporting, on a regular basis, to the Audit Committee of the Board regarding asset quality.

Private credit is managed within a credit risk infrastructure which includes (i) a well-defined underwriting and collection policy framework; (ii) an ongoing monitoring and review process of portfolio segments and trends; (iii) assignment and management of credit authorities and responsibilities; and (iv) establishment of an allowance that covers estimated losses based upon portfolio and economic analysis.

Private Education Loans are underwritten and priced according to the risk profile of the borrower, generally determined by a custom credit scoring system and the Company’s proprietary underwriting process. Additionally, for borrowers who do not meet our lending requirements or who desire more favorable terms, we generally require credit-worthy cosigners. The Company bears the full risk of loss of these loans.

Probable losses for Private Education Loans are based upon statistical analysis of inherent losses over specific periods of time and are estimated using sophisticated portfolio modeling, credit scoring and decision support tools to project credit losses. Potential credit losses are considered in our risk-based pricing model. The performance of the Private Education Loan portfolio may be affected by borrowers who fail to complete their education and by the economy. A prolonged economic downturn may have an adverse effect on our credit performance. This is taken into account when establishing allowances to cover estimated losses.

We have credit risk exposure to the various counterparties with whom we have entered into derivative contracts. We review the credit strength of these companies on an ongoing basis. Our credit policies place limits on the amount of exposure we may take with any one counterparty and, in most cases, require collateral to secure the position. The credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract.

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

Market and Interest Rate Risk Management

We measure interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for interest-earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Many assumptions are utilized by management to calculate the impact that changes in interest rates may have on net interest income, the more significant of which are related to student loan volumes and pricing, the timing of cash flows from our student loan portfolio, particularly the impact of Floor Income, and the rate of student loan consolidations, basis risk, credit spreads and the maturity of our debt and derivatives.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2009. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective ASC 815 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk on a Managed Basis, which consists of both on-balance sheet and off-balance sheet assets and liabilities and includes all derivatives that are economically hedging our debt, whether they qualify as effective hedges under ASC 815 or not. Accordingly, we are also presenting the asset and liability funding gap on a Managed Basis in the table that follows the GAAP presentation.

GAAP Basis

	Frequency of
Index	Variable			Funding
(Dollars in billions)	Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$112.6	$9.1	$103.5
3-month Treasury bill	weekly	6.4	.1	6.3
Prime	annual	.5	—	.5
Prime	quarterly	1.3	—	1.3
Prime	monthly	16.9	—	16.9
Prime	daily	—	3.1	(3.1)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	103.4	(103.4)
1-month LIBOR	monthly	5.2	5.7	(.5)
CMT/CPI Index	monthly/quarterly	—	2.6	(2.6)
Non-Discrete reset(3)	monthly	—	25.3	(25.3)
Non-Discrete reset(4)	daily/weekly	13.1	1.9	11.2
Fixed Rate(5)		13.5	18.8	(5.3)

Total		$170.0	$170.0	$—

(1)	Funding includes all derivatives that qualify as hedges under ASC 815.

(2)	Funding includes $9.0 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding consists of auction rate securities, the 2008 ABCP Facilities and the ED Conduit Program facility.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(5)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

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

Managed Basis

	Frequency of
Index	Variable			Funding
(Dollars in billions)	Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$130.6	$9.1	$121.5
3-month Treasury bill	weekly	8.6	5.9	2.7
Prime	annual	.9	—	.9
Prime	quarterly	6.0	1.5	4.5
Prime	monthly	24.2	11.8	12.4
Prime	daily	—	3.1	(3.1)
PLUS Index	annual	.5	.1	.4
3-month LIBOR(3)	daily	—	82.4	(82.4)
3-month LIBOR	quarterly	—	21.3	(21.3)
1-month LIBOR	monthly	5.2	13.6	(8.4)
1-month LIBOR	daily	—	8.0	(8.0)
Non-Discrete reset(4)	monthly	—	26.3	(26.3)
Non-Discrete reset(5)	daily/weekly	14.2	1.5	12.7
Fixed Rate(6)		10.1	15.7	(5.6)

Total		$200.3	$200.3	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $9.0 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding includes $1.4 billion of auction rate securities.

(4)	Funding consists of auction rate securities, the 2008 ABCP Facilities and the ED Conduit Program facility.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(6)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset three-month LIBOR to fund a large portion of our daily reset three-month commercial paper indexed assets. In addition, we use quarterly reset three-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non-Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 through the second quarter of 2009 with the commercial paper and LIBOR indices. As of December 31, 2009, on a Managed Basis, we have approximately $107.2 billion of FFELP loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to LIBOR. See “LENDING BUSINESS SEGMENT” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further discussion of this CP/LIBOR relationship.

When compared with the GAAP presentation, the Managed Basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life for our Managed earning assets and liabilities at December 31, 2009.

	December 31,
	2009
	On-Balance
(Averages in Years)	Sheet	Managed

Earning assets
Student loans	7.9	7.9
Other loans	6.4	6.4
Cash and investments	.1	.1

Total earning assets	7.3	7.3

Borrowings
Short-term borrowings	.5	.5
Long-term borrowings	6.6	6.7

Total borrowings	5.4	5.7

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

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the years ended December 31, 2009, 2008 and 2007. Equity forward activity for the year ended December 31, 2007 is also reported.

	Years Ended December 31,
(Shares in millions)	2009	2008	2007

Common shares repurchased:
Open market	—	—	1.8
Equity forward contracts	—	—	4.2
Equity forward contracts agreed to be settled(1)	—	—	44.0
Benefit plans(2)	.3	1.0	3.3

Total shares repurchased	.3	1.0	53.3

Average purchase price per share	$20.29	$24.51	$44.59

Common shares issued	17.8	1.9	109.2

Equity forward contracts:
Outstanding at beginning of period	—	—	48.2
New contracts	—	—	—
Settlements	—	—	(4.2)
Agreed to be settled(1)	—	—	(44.0)

Outstanding at end of period	—	—	—

Authority remaining at end of period for repurchases	38.8	38.8	38.8

(1)	On December 31, 2007, the Company and Citibank agreed to physically settle the contract as detailed below. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the physical settlement of the equity forward contract. As of December 31, 2007, the 44 million shares under this equity forward contract are reflected in treasury stock.

(2)	Shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

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

On December 31, 2007, the Company issued 101,781,170 shares of its common stock at a price of $19.65 per share. Net proceeds from the sale were approximately $1.9 billion. The Company used approximately $2.0 billion of the net proceeds from the sale of Series C Preferred Stock and the sale of its common stock to settle its outstanding equity forward contract (see Note 11, “Stockholders’ Equity,” to the consolidated financial statements for a further discussion). The remaining proceeds were used for general corporate purposes. The Company issued 9,781,170 shares of the 102 million share offering from its treasury stock. These shares were removed from treasury stock at an average cost of $43.13, resulting in a $422 million decrease to the balance of treasury stock with an offsetting $235 million decrease to retained earnings.

During 2009, the Company converted $339 million of its Series C Preferred Stock to common stock. As part of this conversion, the Company delivered to the holders of the preferred stock: (1) approximately 17 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in additional expense recorded as part of preferred stock dividends for the year of approximately $53 million.

The closing price of the Company’s common stock on December 31, 2009 was $11.27.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, “Significant Accounting Policies — Recently Issued Accounting Standards.” to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The Company’s interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the years ended December 31, 2009 and 2008 and the effect on fair values at December 31, 2009 and 2008, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. Both of these analyses do not consider any potential impairment to our Residual Interests that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 8, “Student Loan Securitization,” to the consolidated financial statements which details the potential decrease to the fair value of the Residual Interest that could occur under the referenced interest rate environment.

	Year Ended December 31, 2009
					Asset
	Interest Rates:				and Funding
	Change from		Change from		Index
	Increase of		Increase of		Mismatches(1)
	100 Basis		300 Basis		Increase of
	Points		Points		25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(70)	(7)%	$(31)	(3)%	$(321)	(31)%
Unrealized gains (losses) on derivative and hedging activities	108	33	18	5	106	33

Increase in net income before taxes	$38	5%	$(13)	(2)%	$(215)	(30)%

Increase in diluted earnings per common share	$.080	21%	$(.027)	(7)%	$(.456)	(120)%

	Year Ended December 31, 2008
					Asset
	Interest Rates:				and Funding
	Change from		Change from		Index
	Increase of		Increase of		Mismatches(1)
	100 Basis		300 Basis		Increase of
	Points		Points		25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(6)	(3)%	$13	7%	$(297)	(162)%
Unrealized gains (losses) on derivative and hedging activities	460	82	956	171	95	17

Increase in net income before taxes	$454	121%	$969	258%	$(202)	(54)%

Increase in diluted earnings per common share	$.974	141%	$2.076	301%	$(.433)	(63)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At December 31, 2009
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP loans	$119,747	$(470)	—%	$(979)	(1)%
Private Education Loans	20,278	—	—	—	—
Other earning assets	13,472	(4)	—	(11)	—
Other assets	12,506	(690)	(6)	(1,266)	(10)

Total assets	$166,003	$(1,164)	(1)%	$(2,256)	(1)%

Liabilities
Interest bearing liabilities	$154,037	$(852)	(1)%	$(2,159)	(1)%
Other liabilities	3,263	(21)	(1)	547	(17)

Total liabilities	$157,300	$(873)	(1)%	$(1,612)	(1)%

	At December 31, 2008
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP loans	$107,319	$(758)	(1)%	$(1,602)	(1)%
Private Education Loans	14,141	—	—	—	—
Other earning assets	9,265	(9)	—	(25)	—
Other assets	14,590	(848)	(6)	(2,108)	(14)

Total assets	$145,315	$(1,615)	(1)%	$(3,735)	(3)%

Liabilities
Interest bearing liabilities	$135,070	$(837)	(1)%	$(2,500)	(2)%
Other liabilities	3,604	(293)	(8)	(273)	(8)

Total liabilities	$138,674	$(1,130)	(1)%	$(2,773)	(2)%

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

During the years ended December 31, 2009 and 2008, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of interest rate swaps and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged on-balance sheet loans being in a fixed-rate mode due to the Embedded Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed debt. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. In the 100 and 300 basis point scenarios for the year ended December 31, 2009, the decrease in income resulted from item (i) above due to the impact of the low interest rate environment on Floor Income. This was offset by item (ii) above, which had a greater impact in the 300 basis point scenario. In the year ended December 31, 2008, item (i) above was partially offset by item (ii), resulting in a decrease to pretax income in the 100 basis point scenario. In the 300 basis point scenario, item (ii) more than offset item (i), resulting in an increase to pre-tax income.

Under the scenario in the tables above labeled “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “LIQUIDITY AND CAPITAL RESOURCES — Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in an unrealized loss of $(102) million for both years ended December 31, 2009 and 2008. Offsetting this unrealized loss are basis swaps that economically hedge our off-balance sheet Private Education Loan securitization trusts. Unrealized gains for these basis swaps totaled $208 million for the year ended December 31, 2009, and $197 million for the year ended December 31, 2008. The net impact of both of these items was an unrealized gain for all periods presented.

In addition to interest rate risk addressed in the preceding tables, the Company is also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by the Company. As it relates to the Company’s corporate unsecured and securitization debt programs used to fund the Company’s business, the Company’s policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In the current economic environment, volatility in the spread between spot and forward foreign exchange rates has resulted in material mark-to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31,

2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Guidance

The information regarding directors and executive officers set forth under the captions “Proposal 1: Election of Directors” and “Executive Officers” in the Proxy Statement to be filed on schedule 14A relating to the Company’s Annual Meeting of Stockholders scheduled to be held on May 13, 2010 (the “2010 Proxy Statement”) is incorporated by reference in this section.

The information regarding reports filed under Section 16 of the Securities and Exchange Act of 1934 set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2010 Proxy Statement is incorporated by reference in this section.

The information regarding the Company’s Code of Business Conduct set forth under the caption “Code of Business Conduct” of our 2010 Proxy Statement is incorporated by reference in this section.

The information regarding the Company’s process regarding nominees to the board of directors and the identification of the “audit committee financial experts” set forth under the caption “Corporate Governance” of our 2010 Proxy Statement is incorporated by reference in this section.

Item 11.	Executive Compensation

The information set forth under the caption “Executive and Director Compensation” in the 2010 Proxy Statement is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Stock Ownership,” “General Information — Principal Shareholders” and “Equity Compensation Plan Information” in the 2010 Proxy Statement is incorporated by reference in this section. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Related Persons Transactions” and, regarding director independence under the caption “Corporate Governance” in the 2010 Proxy Statement is incorporated by reference in this section.

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

4.	Appendices

Appendix A — Federal Family Education Loan Program

(b)	Exhibits

10.1	Amended and Restated Certificate of Incorporation of the “Company,” incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed on May 22, 2009.
10.2	Amended By-Laws of the Company incorporated by reference to Exhibit 3.1(ii) of the Company’s Current Report on Form 8-K filed on August 6, 2008.
10.3	Board of Directors Stock Option Plan (Incorporated by reference to the “Company” Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998.†
10.4	SLM Holding Corporation Management Incentive Plan, incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A, as filed on April 10, 1998.†
10.5	Stock Option Agreement, SLM Corporation Incentive Plan, ISO, Price-Vested with Replacements 2004, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004.†
10.6	Stock Option Agreement, SLM Corporation Incentive Plan, Non-Qualified, Price-Vested Options-2004, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004.†
10.7	Terms of Performance Stock Grant, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 9, 2004.

10.8	Amended and Restated SLM Corporation Incentive Plan, incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K filed on May 25, 2005.†
10.9	Director’s Stock Plan, incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K filed on May 25, 2005.†
10.10	SLM Corporation Incentive Plan Performance Stock Term Sheet “Core” Net Income Target, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 9, 2006.†
10.11	Stock Option Agreement SLM Corporation incentive Plan Net-Settled, Price-Vested Options — 1 year minimum — 2006, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 9, 2006.†
10.12	SLM Corporation Change in Control Severance Plan for Senior Officers, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 9, 2006.†
10.13	Retainer Agreement between Anthony P. Terracciano and the Company, incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.†
10.14	Employment Agreement between Albert L. Lord and the Company, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.†
10.15	Note of Purchase and Security Agreement between Phoenix Funding I, Sallie Mae, Bank of NY Trust Company, Deutsche Bank Trust Company Americas, UBS Real Estate Securities, UBS Securities LLC, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.
10.16	Note of Purchase and Security Agreement between Rendezvous Funding I, Bank of America, JPMorgan Chase, Bank of America Securities LLC, JP Morgan Securities, Barclays Bank PLC, Royal Bank of Scotland, Deutsche Bank Securities, Credit Suisse, Bank of NY Trust Co., Sallie Mae, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.
10.17	Note of Purchase and Security Agreement between Bluemont Funding I, Bank of America, JPMorgan Chase, Bank of America Securities LLC, JP. Morgan Securities, Barclays Bank PLC, Royal Bank of Scotland, Deutsche Bank Securities, Credit Suisse, Bank of NY Trust Co., Sallie Mae, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.
10.18	Employment Agreement between John F. Remondi and the Company, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 6, 2008.†
10.19	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2009, filed with this Form 10-K.†
10.20	Sallie Mae Supplemental 401(k) Savings Plan, filed with this Form 10-K,†
10.21	Sallie Mae Supplemental Cash Account Retirement Plan, filed with this Form 10-K.†
10.22	Amendment to the Note of Purchase and Security Agreement between Phoenix Funding I, Sallie Mae, Bank of NY Trust Company, Deutsche Bank Trust Company Americas, UBS Real Estate Securities, UBS Securities LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.
10.23	Amendment to the “Note of Purchase and Security Agreement between Rendezvous Funding I, Bank of America, JPMorgan Chase, Bank of America Securities LLC, JF Morgan Securities, Barclays Bank PLC, Royal Bank of Scotland, Deutsche Bank Securities, Credit Suisse, Bank of NY Trust Co., Sallie Mae, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.
10.24	Amendment to the Note of Purchase and Security Agreement between Bluemont Funding I, Bank of America, JPMorgan Chase, Bank of America Securities LLC, JP Morgan Securities, Barclays Bank PLC, Royal Bank of Scotland, Deutsche Bank Securities, Credit Suisse, Bank of NY Trust Co., Sallie Mae, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.
10.25	Amendment to Schedule of Contracts Substantially Identical to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008.

10.26	SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009, filed with this Form 10-K.†
10.27	SLM Corporation Incentive Plan Performance Stock Term Sheet, “Core Earnings” Net Income Target-Sustained Performance, 2009, filed with this Form 10-K.†
10.28	SLM Corporation Directors Equity Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form S-8 filed on May 22, 2009.†
10.29	SLM Corporation 2009-2012 Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Form S-8 filed on May 22, 2009.†
10.30	Confidential Agreement and Release of C.E. Andrews, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2009.†
10.31	Confidential Agreement and Release of Robert Autor, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2009.†
10.32	Amended and Restated Note Purchase and Security Agreement: Bluemont Funding I; the Conduit Lenders; the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Banc of America Securities LLC; J.P. Morgan Securities Inc.; The Bank of New York Mellon Trust Company, National Association; and Sallie Mae, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 5,2009.
10.33	Schedule of Contracts Substantially Identical to Exhibit 10.3 in all Material Respects:. Town Center Funding I LLC and: Town Hall Funding I LLC, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2009.
10.34	SLM Corporation Directors Equity Plan, Non-Employee Director Restricted Stock Agreement 2009, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2009.†
10.35	SLM Corporation Directors Equity Plan, Non-Employee Director Stock Option Agreement 2009, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2009.†
10.36	Confidential Agreement and Release of Barry Feierstein, filed with this Form 10-K.†
10.37	Amendment to Retainer Agreement Anthony Terracciano and SLM Corporation, dated December 24, 2009, filed with this Form 10-K.†
10.38	Affiliate Collateral Pledge and Security Agreement between SLM Education Credit Finance Corporation, HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010, filed with this Form 10-K.
10.39	Advances, Pledge and Security Agreement between HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010, filed with this Form 10-K.
10.40	Note Purchase and Security Agreement between Bluemont Funding 1; the Conduit Lenders; the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Banc of America Securities LLC; J.P. Morgan Securities Inc.; The Bank of New York Mellon Trust Company, “National Association; and Sallie Mae, Inc., dated January 15, 2010, filed with this Form 10-K.
10.41	Schedule of Contracts Substantially Identical to Exhibit 10,40 in all Material Respects: between Town Center Funding 1 LLC and Town Hall Funding I LLC, dated January 15, 2010, filed with this Form 10-K.
10.42	Executive Severance Plan for Senior Officers, finalized February 2010, filed with this Form 10-K.†
14	Code of Business Conduct (filed with-the Securities and Exchange Commission with the “Company” Annual Report on Form 10-K for the year ended December 31, 2003).
21.1	List of Subsidiaries, filed with this Form 10-K.
23	Consent of PricewaterhouseCoopers LLP (Filed with the Securities and Exchange Commission with this Form 10-K).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 (Filed with the Securities and Exchange Commission with this Form 10-K).
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 (Filed with the Securities and Exchange Commission with this Form 10-K).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (Filed with the Securities and Exchange Commission with this Form 10-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (Filed with the Securities and Exchange Commission with this Form 10-K).

† Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 26, 2010

SLM CORPORATION

By:	/s/ Albert L. Lord
Albert L. Lord
Vice Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Lord Albert L. Lord	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ John F. Remondi John F. Remondi	Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Anthony P. Terracciano Anthony P. Terracciano	Chairman of the Board of Directors	February 26, 2010

/s/ Ann Torre Bates Ann Torre Bates	Director	February 26, 2010

/s/ William M. Diefenderfer, III William M. Diefenderfer, III	Director	February 26, 2010

/s/ Diane Suitt Gilleland Diane Suitt Gilleland	Director	February 26, 2010

/s/ Earl A. Goode Earl A. Goode	Director	February 26, 2010

/s/ Ronald F. Hunt Ronald F. Hunt	Director	February 26, 2010

/s/ Michael E. Martin Michael E. Martin	Director	February 26, 2010

/s/ Barry A. Munitz Barry A. Munitz	Director	February 26, 2010

Signature	Title	Date

/s/ Howard H. Newman Howard H. Newman	Director	February 26, 2010

/s/ A. Alexander Porter, Jr. A. Alexander Porter, Jr.	Director	February 26, 2010

/s/ Frank C. Puleo Frank C. Puleo	Director	February 26, 2010

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	February 26, 2010

/s/ Steven L. Shapiro Steven L. Shapiro	Director	February 26, 2010

/s/ J. Terry Strange J. Terry Strange	Director	February 26, 2010

/s/ Barry L. Williams Barry L. Williams	Director	February 26, 2010

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management also used an IT governance framework that is based on the COSO framework, Control Objectives for Information and related Technology, which was issued by the Information Systems Audit and Control Association and the IT Governance Institute. Based on our assessment and those criteria, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report which appears below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SLM Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, VA

February 26, 2010

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,	December 31,
	2009	2008

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $104,219 and $90,906, respectively)	$42,978,874	$44,025,361
FFELP Stafford Loans Held-for-Sale	9,695,714	8,450,976
FFELP Consolidation Loans (net of allowance for losses of $56,949 and $46,637, respectively)	68,378,560	71,743,435
Private Education Loans (net of allowance for losses of $1,443,440 and $1,308,043, respectively)	22,753,462	20,582,298
Other loans (net of allowance for losses of $73,985 and $58,395, respectively)	420,233	729,380
Investments
Available-for-sale	1,273,275	861,008
Other	740,553	180,397

Total investments	2,013,828	1,041,405
Cash and cash equivalents	6,070,013	4,070,002
Restricted cash and investments	5,168,871	3,535,286
Retained Interest in off-balance sheet securitized loans	1,828,075	2,200,298
Goodwill and acquired intangible assets, net	1,177,310	1,249,219
Other assets	9,500,358	11,140,777

Total assets	$169,985,298	$168,768,437

Liabilities
Short-term borrowings	$30,896,811	$41,933,043
Long-term borrowings	130,546,272	118,224,794
Other liabilities	3,263,593	3,604,260

Total liabilities	164,706,676	163,762,097

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized
Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	400,000	400,000
Series C, 7.25% mandatory convertible preferred stock; 810 and 1,150 shares, respectively, issued at liquidation preference of $1,000 per share	810,370	1,149,770
Common stock, par value $.20 per share, 1,125,000 shares authorized: 552,220 and 534,411 shares issued, respectively	110,444	106,883
Additional paid-in capital	5,090,891	4,684,112
Accumulated other comprehensive loss (net of tax benefit of $23,448 and $43,202, respectively)	(40,825)	(76,476)
Retained earnings	604,467	426,175

Total SLM Corporation stockholders’ equity before treasury stock	7,140,347	6,855,464
Common stock held in treasury at cost: 67,222 and 66,958 shares, respectively	1,861,738	1,856,394

Total SLM Corporation stockholders’ equity	5,278,609	4,999,070
Noncontrolling interest	13	7,270

Total equity	5,278,622	5,006,340

Total liabilities and stockholders’ equity	$169,985,298	$168,768,437

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Interest income:
FFELP Stafford and Other Student Loans	$1,211,587	$1,994,394	$2,060,993
FFELP Consolidation Loans	1,882,195	3,178,692	4,343,138
Private Education Loans	1,582,514	1,737,554	1,456,471
Other loans	56,005	82,734	105,843
Cash and investments	26,064	276,264	707,577

Total interest income	4,758,365	7,269,638	8,674,022
Total interest expense	3,035,639	5,905,418	7,085,772

Net interest income	1,722,726	1,364,220	1,588,250
Less: provisions for loan losses	1,118,960	719,650	1,015,308

Net interest income after provisions for loan losses	603,766	644,570	572,942

Other income (loss):
Gains on student loan securitizations	—	—	367,300
Servicing and securitization revenue	295,297	261,819	437,097
Gains (losses) on sales of loans and securities, net	283,836	(186,155)	(95,492)
Gains (losses) on derivative and hedging activities, net	(604,535)	(445,413)	(1,360,584)
Contingency fee revenue	295,883	340,140	335,737
Collections revenue	51,152	127,823	219,683
Guarantor servicing fees	135,562	121,363	156,429
Other	929,151	392,076	385,303

Total other income	1,386,346	611,653	445,473

Expenses:
Salaries and benefits	549,137	602,868	728,095
Other operating expenses	706,169	712,083	759,895
Restructuring expenses	13,767	83,516	22,505

Total expenses	1,269,073	1,398,467	1,510,495

Income (loss) from continuing operations, before income tax expense (benefit)	721,039	(142,244)	(492,080)
Income tax expense (benefit)	238,364	(76,769)	408,275

Net income (loss) from continuing operations	482,675	(65,475)	(900,355)
Income (loss) from discontinued operations, net of tax benefit	(157,690)	(143,219)	6,276

Net income (loss)	324,985	(208,694)	(894,079)
Less: net income attributable to noncontrolling interest	847	3,932	2,315

Net income (loss) attributable to SLM Corporation	324,138	(212,626)	(896,394)
Preferred stock dividends	145,836	111,206	37,145

Net income (loss) attributable to SLM Corporation common stock	$178,302	$(323,832)	$(933,539)

Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$481,828	$(69,407)	$(902,670)
Discontinued operations, net of tax	(157,690)	(143,219)	6,276

Net income (loss) attributable to SLM Corporation	$324,138	$(212,626)	$(896,394)

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.71	$(.39)	$(2.28)

Discontinued operations	$(.33)	$(.30)	$.02

Total	$.38	$(.69)	$(2.26)

Average common shares outstanding	470,858	466,642	412,233

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.71	$(.39)	$(2.28)

Discontinued operations	$(.33)	$(.30)	$.02

Total	$.38	$(.69)	$(2.26)

Average common and common equivalent shares outstanding	471,584	466,642	412,233

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$.25

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042	$9,115	$4,369,157
Comprehensive income:
Net income (loss)									(896,394)		(896,394)	2,315	(894,079)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(101,591)			(101,591)		(101,591)
Change in unrealized gains (losses) on derivatives, net of tax								(15,004)			(15,004)		(15,004)
Defined benefit pension plans adjustment								3,848			3,848		3,848

Comprehensive income											(1,009,141)	2,315	(1,006,826)
Cash dividends:
Common stock ($.25 per share)									(102,658)		(102,658)		(102,658)
Preferred stock, Series A ($3.49 per share)									(11,500)		(11,500)		(11,500)
Preferred stock, Series B ($6.25 per share)									(24,796)		(24,796)		(24,796)
Preferred stock, Series C ($.20 per share)									(201)		(201)		(201)
Restricted stock dividend									(8)		(8)		(8)
Issuance of common shares		99,380,099	9,816,534	109,196,633		19,876	1,940,708		(235,548)	423,446	2,148,482		2,148,482
Issuance of preferred shares	1,000,000				1,000,000		(30,678)		(648)		968,674		968,674
Tax benefit related to employee stock option and purchase plans							49,016				49,016		49,016
Stock-based compensation cost							65,917				65,917		65,917
Cumulative effect of accounting change									(5,761)		(5,761)		(5,761)
Repurchase of common shares:
Open market repurchases			(1,809,700)	(1,809,700)						(65,018)	(65,018)		(65,018)
Equity forward settlement:
Settlement cost, cash			(4,110,929)	(4,110,929)						(164,437)	(164,437)		(164,437)
(Gain) loss on settlement			—	—						54,716	54,716		54,716
Equity forwards agreed to be settled:
Settlement cost, cash			(44,039,890)	(44,039,890)						(1,992,938)	(1,992,938)		(1,992,938)
(Gain) loss on settlement			—	—						1,105,975	1,105,975		1,105,975
Benefit plans			(3,311,239)	(3,311,239)						(152,829)	(152,829)		(152,829)
Contributions											—	2,947	2,947
Noncontrolling interest — other											—	(3,017)	(3,017)

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535	$11,360	$5,234,895

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535	$11,360	$5,234,895
Comprehensive income:
Net income (loss)									(212,626)		(212,626)	3,932	(208,694)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(45,360)			(45,360)		(45,360)
Change in unrealized gains (losses) on derivatives, net of tax								(71,412)			(71,412)		(71,412)
Defined benefit pension plans adjustment								(1,413)			(1,413)		(1,413)

Comprehensive income											(330,811)	3,932	(326,879)
Cash dividends:
Preferred stock, Series A ($3.49 per share)									(11,501)		(11,501)		(11,501)
Preferred stock, Series B ($4.09 per share)									(15,927)		(15,927)		(15,927)
Preferred stock, Series C ($69.48 per share)									(83,128)		(83,128)		(83,128)
Restricted stock dividend									(1,852)		(1,852)		(1,852)
Issuance of common shares		1,908,595	3,667	1,912,262		382	38,575			79	39,036		39,036
Issuance of preferred shares	150,000				150,000		(4,005)		(650)		145,345		145,345
Conversion of preferred shares	(230)	9,595		9,595	(230)	2	228				—		—
Tax benefit related to employee stock option and purchase plans							(16,981)				(16,981)		(16,981)
Stock-based compensation cost							76,121				76,121		76,121
Cumulative effect of accounting change								(194,655)	194,655		—		—
Repurchase of common shares:
Benefit plans			(1,010,673)	(1,010,673)						(24,767)	(24,767)		(24,767)
Acquisition of noncontrolling interest in Purchased Paper business											—	(4,355)	(4,355)
Noncontrolling interest — other											—	(3,667)	(3,667)

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340

See accompanying notes to consolidated financial statements

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340
Comprehensive income:
Net income (loss)									324,138		324,138	847	324,985
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								2,872			2,872		2,872
Change in unrealized gains (losses) on derivatives, net of tax								40,087			40,087		40,087
Defined benefit pension plans adjustment								(7,308)			(7,308)		(7,308)

Comprehensive income											359,789	847	360,636
Cash dividends:
Preferred stock, Series A ($3.49 per share)									(11,500)		(11,500)		(11,500)
Preferred stock, Series B ($1.76 per share)									(6,752)		(6,752)		(6,752)
Preferred stock, Series C ($72.50 per share)									(97,523)		(97,523)		(97,523)
Restricted stock dividend									(10)		(10)		(10)
Issuance of common shares		536,036	98	536,134		107	3,186			5	3,298		3,298
Issuance of preferred shares							650		(650)		—		—
Conversion of preferred shares	(339,400)	17,272,269		17,272,269	(339,400)	3,454	365,357		(29,411)		—		—
Tax benefit related to employee stock option and purchase plans							(9,710)				(9,710)		(9,710)
Stock-based compensation cost							47,296				47,296		47,296
Repurchase of common shares:
Benefit plans			(263,640)	(263,640)						(5,349)	(5,349)		(5,349)
Sale of international Purchased Paper — Non-Mortgage business											—	(7,257)	(7,257)
Noncontrolling interest — other											—	(847)	(847)

Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375,370	$110,444	$5,090,891	$(40,825)	$604,467	$(1,861,738)	$5,278,609	$13	$5,278,622

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

Operating activities
Net income (loss)	$324,985	$(208,694)	$(894,079)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations, net of tax	157,690	143,219	(6,276)
Gains on student loan securitizations	—	—	(367,300)
Losses on loans and securities, net	580	186,155	95,492
Stock-based compensation cost	51,065	86,271	74,621
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	324,443	559,895	(214,963)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	—	—	1,558,025
Provisions for loan losses	1,118,960	719,650	1,015,308
Student loans originated for sale, net	(19,099,583)	(7,787,869)	—
Decrease (increase) in restricted cash — other	40,051	96,617	(84,537)
Decrease (increase) in accrued interest receivable	893,516	(279,082)	(1,046,124)
(Decrease) increase in accrued interest payable	(517,401)	(200,501)	214,401
Adjustment for non-cash (income)/loss related to Retained Interest	329,953	425,462	279,246
(Increase) decrease in other assets, goodwill and acquired intangible assets, net	(23,405)	421,667	836,564
(Decrease) in other liabilities	(29,276)	(155,768)	(890,464)

Cash (used in) provided by operating activities — continuing operations	(16,753,407)	(5,784,284)	1,463,993

Cash provided by (used in) operating activities — discontinued operations	514,713	301,234	(618,117)

Total net cash (used in) operating activities	(15,913,709)	(5,691,744)	(48,203)

Investing activities
Student loans acquired	(9,403,093)	(23,337,946)	(39,303,005)
Loans purchased from securitized trusts	(5,978)	(1,243,671)	(4,448,766)
Reduction of student loans:
Installment payments, claims and other	10,749,227	10,333,901	11,413,044
Proceeds from securitization of student loans treated as sales	—	—	1,976,599
Proceeds from sales of student loans	788,221	496,183	1,013,295
Other loans — originated	(2,823)	(1,138,355)	(3,396,501)
Other loans — repaid	261,491	1,542,307	3,420,187
Other investing activities, net	(573,251)	(135,041)	(358,209)
Purchases of available-for-sale securities	(128,478,198)	(101,140,587)	(90,087,504)
Proceeds from sales of available-for-sale securities	100,056	328,530	73,217
Proceeds from maturities of available-for-sale securities	127,951,879	102,436,912	89,353,103
Purchases of held-to-maturity and other securities	(889)	(500,255)	(330,450)
Proceeds from maturities of held-to-maturity securities and other securities	79,171	407,180	435,468
(Increase) decrease in restricted cash — on-balance sheet trusts	(1,181,275)	918,403	(1,293,846)
Return of investment from Retained Interest	26,513	403,020	276,996
Purchase of subsidiaries, net of cash acquired	—	(37,868)	—

Net cash provided by (used in) investing activities	311,051	(10,667,287)	(31,256,372)

Financing activities
Borrowings collateralized by loans in trust — issued	12,997,915	17,986,955	23,943,837
Borrowings collateralized by loans in trust — repaid	(5,689,713)	(6,299,483)	(6,429,648)
Asset-backed commercial paper conduits, net	(16,138,186)	(1,649,287)	21,073,857
ED Participation Program, net	19,301,929	7,364,969	—
ED Conduit Program facility, net	14,313,837	—	—
Other short-term borrowings issued	298,294	2,592,429	594,434
Other short-term borrowings repaid	(1,434,538)	(1,512,031)	(2,342,953)
Other long-term borrowings issued	4,333,181	3,563,003	1,567,602
Other long-term borrowings repaid	(9,504,267)	(9,518,655)	(3,188,249)
Other financing activities, net	(751,087)	284,659	901,263
Excess tax benefit from the exercise of stock-based awards	—	281	30,316
Common stock issued	664	5,979	2,125,111
Net settlements on equity forward contracts	—	—	(614,217)
Common stock repurchased	—	—	(2,222,394)
Common dividends paid	—	—	(102,658)
Preferred stock issued	—	145,345	968,674
Preferred dividends paid	(115,775)	(110,556)	(36,497)
Noncontrolling interest,net	(9,585)	(6,606)	(3,094)

Net cash provided by financing activities	17,602,669	12,847,002	36,265,384

Net increase (decrease) in cash and cash equivalents	2,000,011	(3,512,029)	4,960,809
Cash and cash equivalents at beginning of year	4,070,002	7,582,031	2,621,222

Cash and cash equivalents at end of year	$6,070,013	$4,070,002	$7,582,031

Cash disbursements made for:
Interest	$3,656,545	$6,157,096	$6,897,773

Income taxes	$298,285	$699,364	$1,097,340

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

1.	Organization and Business

SLM Corporation (the “Company”) is a holding company that operates through a number of subsidiaries. The Company was formed 37 years ago as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for student loans. In 2004, the Company completed its transformation to a private company through its wind-down of the GSE. The GSE’s outstanding obligations were placed into a Master Defeasance Trust Agreement as of December 29, 2004, which was fully collateralized by direct, noncallable obligations of the United States.

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

The Company has expanded into a number of fee-based businesses, most notably its Asset Performance Group (“APG”), which is presented as a distinct segment in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting.” The Company’s APG business segment provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. In 2008, the Company concluded that its APG purchased paper business no longer produced a mutual strategic fit. The Company sold its international Purchased Paper— Non-Mortgage business in the first quarter of 2009. The Company sold all of its assets in the Purchased-Paper—Mortgage/Properties business in the fourth quarter of 2009. The Company continues to wind down the domestic side of its Purchased Paper—Non-Mortgage business.

The Company also earns fees for a number of services, including student loan and guarantee servicing, and for providing processing capabilities and information technology to educational institutions as well as 529 college savings plan program management, transfer and servicing agent services, and administration services through Upromise Investments, Inc. (“UII”) and Upromise Investment Advisors, LLC (“UIA”). The Company also operates a consumer savings network through Upromise, Inc. (“Upromise”). References in this Annual Report to “Upromise” refer to Upromise and its subsidiaries, UII and UIA.

On April 16, 2007, the Company announced that a buyer group (“Buyer Group”) led by J.C. Flowers & Co. (“J.C. Flowers”), Bank of America, N.A. and JPMorgan Chase, N.A. had signed a definitive agreement (“Merger Agreement”) to acquire the Company (the “Proposed Merger”) for approximately $25.3 billion or $60.00 per share of common stock. On January 25, 2008, the Company, Mustang Holding Company Inc. (“Mustang Holding”), Mustang Merger Sub, Inc. (“Mustang Sub”), J.C. Flowers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. entered into a Settlement, Termination and Release Agreement (the “Agreement”). Under the Agreement, the lawsuit filed by the Company on October 8, 2007, related to the Proposed Merger, as well as all counterclaims, was dismissed and the Merger Agreement dated April 15, 2007, among the Company, Mustang Holding and Mustang Sub was terminated on January 25, 2008.

On February 26, 2009, the Obama Administration (the “Administration”) issued their 2010 fiscal year budget request to Congress which included provisions that called for the elimination of the FFELP program and which would require all new federal loans to be made through the Direct Student Loan Program (“DSLP”). On September 17, 2009 the House of Representatives passed H.R. 3221, the Student Aid and Fiscal Responsibility act (“SAFRA”), which was consistent with the Administration’s 2010 budget request to

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

1.	Organization and Business (Continued)

Congress. If it became law SAFRA would eliminate the FFELP and require that, after July 1, 2010, all new federal loans be made through the DSLP. The Administration’s 2011 fiscal year budget continued these requests.

The Senate has not yet introduced legislation on this issue. The Company, together with other members of the student loan community, has been working with members of Congress to enhance SAFRA to allow students and schools to continue to choose their loan originator and to require servicers to share in the risk of loan default. This proposal is referred to as the “Community Proposal” because it has the widespread support of the student lending community, which includes lenders, Guarantors, financial aid advisors and others. The Company believes that maintaining competition in the student loan programs and requiring participants to assume a portion of the risk inherent in the program, two of the major tenets of the Community Proposal, would result in a more efficient and cost effective program that better serves students, schools, ED and taxpayers.

2.	Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which SLM Corporation is the primary beneficiary, after eliminating the effects of intercompany accounts and transactions.

ASC 810, “Consolidation,” requires VIEs to be consolidated by their primary beneficiaries. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities that have a significant impact on the success of the entity, the obligation to absorb the expected losses of an entity, and the rights to receive the expected residual returns of the entity.

As further discussed in Note 8, “Student Loan Securitization,” the Company does not consolidate any qualifying special purpose entities (“QSPEs”) created for securitization purposes in accordance with ASC 860, “Transfers and Servicing.” All of the Company’s off-balance sheet securitizations meet the definition of a QSPE and are not consolidated. The Company’s accounting treatment for its on-balance sheet securitizations, which are not QSPEs, are governed by ASC 810 and are consolidated in the accompanying financial statements as the Company is the primary beneficiary.

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

Fair Value Measurement

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

The Company categorizes its fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices.

•	Level 2 — Inputs from active markets, other than quoted prices for identical instruments, are used to determine fair value. Significant inputs are directly observable from active markets for substantially the full term of the asset or liability being valued.

•	Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available. However, significant judgment is required by management in developing the inputs.

Loans

Loans, consisting of federally insured student loans, Private Education Loans, student loan participations, lines of credit, academic facilities financings, and other consumer and mortgage loans that the Company has the ability and intent to hold for the foreseeable future are classified as held for investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

and intent to sell are classified as held for sale, and carried at the lower of cost or fair value. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, there is no further adjustment to the loan’s allowance for loan loss that existed immediately prior to the reclassification to held-for-sale.

As market conditions permit, the Company actively securitizes loans but securitization is viewed as one of many different sources of financing. At the time of a funding need, the most advantageous funding source is identified and, if that source is the securitization program, loans are selected based on the required characteristics to structure the desired transaction (e.g., type of loan, mix of interim vs. repayment status, credit rating, maturity dates, etc.). The Company structures securitizations to obtain the most favorable financing terms. Due to some of the structuring terms, certain transactions qualify for sale treatment under ASC 860 while others do not qualify for sale treatment and are recorded as financings. All student loans are initially categorized as held for investment until there is certainty as to each specific loan’s ultimate financing because the Company does not securitize all loans and not all securitizations qualify as sales. It is only when the Company has selected the loans to securitize and that securitization transaction qualifies as a sale under ASC 860 does the Company make the decision to sell such loans. At that time, the loans selected are transferred into the held-for-sale classification and carried at the lower of cost or fair value. If the Company anticipates recognizing a gain related to the impending securitization, then the fair value of the loans is higher than their respective cost basis and no valuation allowance is needed.

Under The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”), ED has implemented the Loan Purchase Commitment Program (“Purchase Program”). Under the Purchase Program, ED will purchase eligible FFELP loans at a set price by September 30, 2010 at the option of the Company. The Company is classifying all loans eligible to be sold to ED under the Purchase Program as held-for-sale. The Company currently has the ability and intent to sell such loans to ED under the Purchase Program due to the current environment in the capital markets. These loans are included in the “FFELP Stafford Held-for-Sale Loans” line on the consolidated balance sheets.

Student Loan Income

The Company recognizes student loan interest income as earned, adjusted for the amortization of premiums and capitalized direct origination costs, accretion of discounts, and borrower benefits for timely payment (“Repayment Borrower Benefits”). These adjustments are made in accordance with ASC 310, “Receivables,” which requires income to be recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions, and to estimates related to Repayment Borrower Benefits. As a result, for loans that are held for investment, premiums, discounts, and capitalized direct origination costs and fees are amortized over the estimated life of the loan, which includes an estimate of prepayment speeds. The estimate of the prepayment speed must consider the effect of consolidations, voluntary prepayments and student loan defaults, all of which shorten the life of loan. Prepayment speed estimates must also consider the utilization of deferment and forbearance, which lengthen the life of loan, coupled with management’s expectation of future activity. For Repayment Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. The Company regularly evaluates the assumptions used to estimate its loan life and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. The Company pays an annual 105 basis point Consolidation Loan Rebate Fee on FFELP Consolidation Loans which is netted against student loan income.

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

Allowance for Student Loan Losses

The Company maintains an allowance for loan losses at an amount sufficient to absorb losses incurred in its FFELP loan and Private Education Loan portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio. The Company analyzes those portfolios to determine the effects that the various stages of delinquency and forbearance have on borrower default behavior and ultimate charge-off. The Company estimates the allowance for loan losses for its loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off, and is a widely used reserving methodology in the consumer finance industry. The Company also uses the migration analysis to estimate the amount of uncollectible accrued interest on Private Education Loans and write-off that amount against current period interest income. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The Company’s default estimates are based on a loss confirmation period of generally two years (i.e., the Company’s allowance for loan loss covers the next two years of expected losses). The two-year estimate of the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect the Company’s estimate of the allowance for loan losses and the related provision for loan losses on the Company’s income statement. The Company believes that the Private Education Loan and FFELP allowance for loan losses are appropriate to cover probable losses incurred in the student loan portfolio.

When calculating the allowance for loan losses on Private Education Loans, the Company divides the portfolio into categories of similar risk characteristics based on loan program type, loan status (in-school, grace, forbearance, repayment, and delinquency), underwriting criteria (FICO scores), and existence or absence of a cosigner. As noted above, the Company uses historical experience of borrower default behavior and charge-offs to estimate the probable credit losses incurred in the loan portfolio at the reporting date. Also, the Company uses historical borrower payment behavior to estimate the timing and amount of future recoveries on charged off loans. The Company then applies the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, management reviews the adequacy of the allowance for loan losses and determines if qualitative adjustments need to be considered. One technique for making this determination is through projection modeling, which is used to determine if the allowance for loan losses is sufficient to absorb credit losses anticipated during the loss confirmation period. Projection modeling is a forward-looking projection of charge-offs. Assumptions that are utilized in the projection modeling include (but are not limited to) historical experience, recent changes in collection policies and procedures, collection performance, and macroeconomic indicators. Additionally, management considers changes in laws and regulations that could potentially impact the allowance for loan losses.

The current and future economic environment is taken into account by the Company when calculating the allowance for loan loss. The Company analyzes key economic statistics and the impact they will have on future charge offs. Key economic statistics analyzed as part of the allowance for loan loss are unemployment rates (total and specific to college graduates), consumer confidence and other asset type delinquency rates

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

(credit cards, mortgages). As a result of the economy, provision expense has remained elevated since the fourth quarter of 2008. If the economy weakens beyond the Company’s expectations, the expected losses resulting from its default and collection estimates embedded in the allowance could be higher than currently projected.

As part of concluding on the adequacy of the allowance for loan loss, the Company also reviews key allowance and loan metrics. The most relevant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

In 2009, the Company implemented a program which offers loan modifications to borrowers who qualify. Temporary interest rate concessions are granted to borrowers experiencing financial difficulties and who meet other criteria. The allowance on these loans is calculated based on the present value of the expected cash flows (including estimates of future defaults) discounted at the loan’s effective interest rate. This calculation contains estimates which are inherently subjective and are evaluated on a periodic basis.

The majority of the Company’s Private Education Loan programs do not require that borrowers begin repayment until six months after they have graduated or otherwise left school. Consequently, the Company’s loss estimates for these programs are generally low while the borrower is in school. At December 31, 2009, 37 percent of the principal balance in the higher education Private Education Loan portfolio was related to borrowers who are in in-school or grace status and not required to make payments. As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will change accordingly.

Similar to the rules governing FFELP payment requirements, the Company’s collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered separately in the Company’s allowance for loan losses. The loss confirmation period is in alignment with the Company’s typical collection cycle and takes into account these periods of nonpayment.

In general, Private Education Loan principal is charged off against the allowance when the loan exceeds 212 days delinquency. The charge-off amount equals the estimated loss of the defaulted loan balance. Actual recoveries, as they are received, are applied against the remaining loan balance that was not charged-off. If periodic recoveries are less than originally expected, the difference results in immediate additional provision expense and charge-off of such amount.

FFELP loans are guaranteed as to their principal and accrued interest in the event of default subject to a Risk Sharing level set based on the date of loan disbursement. For loans disbursed after October 1, 1993, and before July 1, 2006, the Company receives 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, the Company receives 97 percent reimbursement. The College Cost Reduction and Access Act of 2007 (“CCRAA”) reduces the Risk Sharing level for loans disbursed on or after October 1, 2012 to 95 percent reimbursement, which will impact the allowance for loan losses in the future.

Similar to the allowance for Private Education Loan losses, the allowance for FFELP loan losses uses historical experience of borrower default behavior and a two year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. The Company divides the portfolio into categories of similar risk characteristics based on loan program type, school type and loan status. The Company then applies the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform its quantitative calculation. Once the quantitative calculation is performed,

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

management reviews the adequacy of the allowance for loan losses and determines if qualitative adjustments need to be considered.

Previously, when Private Education Loans in the Company’s off-balance sheet securitized trusts settling before September 30, 2005 become 180 days delinquent, the Company exercised its contingent call option (the Company does not hold the contingent call option for any trusts settling after September 30, 2005) to repurchase these loans at par value and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase, in accordance with ASC 310. Beginning in October 2008, the Company decided to no longer exercise its contingent call option. The losses recorded upon repurchase of loans under the contingent call option, for the years ended December 31, 2009, 2008, and 2007 were $0, $141 million, and $123 million, respectively, and were recorded in the “Gains (losses) on sales of loans and securities, net” line item in the consolidated statements of income. Subsequent to buyback, the Company accounts for these loans under ASC 310 in the same manner as discussed under “Collections Revenue” for the Company’s purchased paper portfolio. The initial valuation at buyback uses a discount rate similar to that used in valuing the Private Education Loan Residual Interests as that rate takes into account the credit and liquidity risks inherent in the loans being repurchased. Interest income recognized is recorded as part of student loan interest income.

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

In connection with the Company’s tuition payment plan product, the Company receives cash from students and parents that in turn is owed to schools. This cash, a majority of which has been deposited at Sallie Mae Bank, is held in escrow for the beneficial owners. In addition, the cash rebates that Upromise members earn from qualifying purchases from Upromise’s participating companies are held in trust for the benefit of the members. This cash is held pursuant to a trust document until distributed in accordance with the Upromise member’s request and the terms of the Upromise service. Upromise, which acts as the trustee for the trust, has deposited a majority of the cash with Sallie Mae Bank pursuant to a money market deposit account agreement between Sallie Mae Bank and Upromise as trustee of the trust. Subject to capital requirements and other laws, regulations and restrictions applicable to Utah industrial banks, the cash that is deposited with Sallie Mae Bank in connection with the tuition payment plan and the Upromise rebates described above is not restricted and, accordingly, is not included in restricted cash and investments in the Company’s consolidated financial statements, as there is no restriction surrounding the use of funds by the Company.

Securities pledged as collateral related to the Company’s derivative portfolio where the counterparty has rights of rehypothecation, are classified as restricted. When the counterparty does not have these rights, the security is recorded in investments and disclosed as pledged collateral in the notes. Additionally, certain counterparties require cash collateral pledged to the Company to be segregated and held in restricted cash accounts per the terms of their International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). Cash balances that the Company’s indentured trusts deposit in guaranteed investment contracts that are held in trust for the related

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

Investments

Investments are held to provide liquidity and to serve as a source of income. The majority of the Company’s investments are classified as available-for-sale and such securities are carried at fair value, with the temporary changes in fair value carried as a separate component of stockholders’ equity. Changes in fair value for available-for-sale securities that have been designated as the hedged item in an ASC 815, “Derivatives and Hedging,” fair value hedge (as it relates to the hedged risks) are recorded in the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income offsetting changes in fair value of the derivative which is hedging such investment. Temporary changes in fair value of the security as it relates to non-hedged risks are carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability to retain the investment in order to allow for an anticipated recovery in fair value. Other-than-temporary impairment is recorded in earnings if the fair value is less than the amortized cost and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the loss. If the impairment is not other-than-temporary, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income. Securities classified as trading are accounted for at fair value with unrealized gains and losses included in investment income. Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In this case it is accounted for in the same manner described above.

The Company also has other investments, including a receivable for cash collateral posted to derivative counterparties, the Company’s remaining investment in The Reserve Primary Fund and leveraged leases, primarily with U.S. commercial airlines. These investments are accounted for at amortized cost net of impairments in other investments. Insurance-related investments are carried in other assets.

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

Transfer of Financial Assets

The Company accounts for the transfer of financial assets under ASC 860. The primary activity which falls under ASC 860 for the Company is securitization and other secured borrowing accounting which is further discussed below. The company’s indentured trust debt, ABCP borrowings, Ed Conduit and ED

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Participation Program facility were accounted for as on-balance sheet secured borrowings under ASC 860 as the trusts were either not QSPEs and/or the Company controlled the transferred assets. See “Securitization Accounting” below for further discussion on the criteria assessed under ASC 860 to determine whether a transfer of financial assets is a sale or a secured borrowing.

Securitization Accounting

To meet the sale criteria of ASC 860 the Company’s securitizations use a two-step structure with a QSPE that legally isolates the transferred assets from the Company, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing under ASC 810, “Consolidation,” as the Company is the primary beneficiary of the VIE. In all cases, irrespective of whether they qualify as sales under ASC 860, the Company’s securitizations are structured such that legally they are sales of assets that isolate the transferred assets from the Company.

The Company assesses the financial structure of each securitization to determine whether the trust or other securitization vehicle meets the sale criteria as defined in ASC 860 and accounts for the transaction accordingly. To be a QSPE, the trust must meet all of the following conditions:

•	It is demonstrably distinct from the Company and cannot be unilaterally dissolved by the Company and at least 10 percent of the fair value of its interests is held by independent third parties.

•	The permitted activities in which the trust can participate are significantly limited. These activities must be entirely specified in the legal documents at the inception of the QSPE.

•	There are limits to the assets the QSPE can hold; specifically, it can hold only financial assets transferred to it that are either passive in nature, passive derivative instruments pertaining to the beneficial interests held by independent third parties, servicing rights, temporary investments pending distribution to security holders, or cash.

•	It can only dispose of its assets in automatic response to the occurrence of an event specified in the applicable legal documents and must be outside the control of the Company.

In certain securitizations there are certain terms present within the deal structure that result in such securitizations not qualifying for sale treatment by failing to meet the criteria required for the securitization entity (trust) to be a QSPE, or by failing other criteria for the securitization to qualify as a sale. Accordingly, these securitization trusts are accounted for as VIEs. Because the Company is considered the primary beneficiary in such VIEs, the transfer is deemed a financing and the trust is consolidated in the financial statements. The terms present in these structures that prevent sale treatment are: (1) the Company holds rights that can affect the remarketing of specific trust bonds that are not significantly limited in nature, (2) the trust has the right to enter into interest rate cap agreements after its settlement date that do not relate to the reissuance of third-party beneficial interests or (3) the Company holds an unconditional call option related to a certain percentage of trust assets.

Irrespective of whether a securitization receives sale treatment or not, the Company’s continuing involvement with its securitization trusts is generally limited to:

•	Owning the equity certificates of the trust.

•	The servicing of the student loan assets within the securitization trusts, on both a pre- and post-default basis.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

•	The Company acting as administrator for the securitization transactions it sponsored, which includes remarketing certain bonds at future dates.

•	The Company’s responsibilities relative to representation and warranty violations and the reimbursement of borrower benefits.

•	Certain back-to-back derivatives entered into by the Company contemporaneously with the execution of derivatives by certain Private Education Loan securitization trusts.

•	The option held by the Company to buy certain delinquent loans from certain Private Education Loan securitization trusts.

•	The option to exercise the clean-up call and purchase the student loans from the trust when the asset balance is 10 percent or less of the original loan balance.

•	The option (in certain trusts) to call rate reset notes in instances where the remarketing process has failed.

•	The option (in certain trusts that were TALF eligible in 2009) to call the outstanding bonds at a discount to par at a future date

The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the trusts to pay when due. Generally, the only arrangements under which the Company has to provide financial support to the trusts are:

•	representation and warranty violations requiring the buyback of loans;

•	the reimbursement to the trust of borrower benefits afforded the borrowers of student loans that have been securitized; or

•	funding specific cash accounts within certain trusts related to the remarketing of certain bonds.

Under the terms of the transaction documents of certain trusts, the Company has, from time to time, exercised its options to purchase delinquent loans from Private Education Loan trusts, to purchase the remaining loans from trusts once the loan balance falls below 10 percent of the original amount, or to call rate reset notes. The Company has not provided any financial support to the securitization trusts that it was not contractually required to provide in the past. Certain trusts maintain financial arrangements with third parties also typical of securitization transactions, such as derivative contracts (swaps) and bond insurance policies that, in the case of a counterparty failure, could adversely impact the value of the Company’s Residual Interest.

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

of the Residual Interest. The Company estimates the fair value of the Residual Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions — credit losses, prepayment speeds and discount rates commensurate with the risks involved. Quoted market prices are not available. The Company adopted ASC 825, “Financial Instruments,” effective January 1, 2008, whereby the Company elected to carry all Residual Interests at fair value with subsequent changes in fair value recorded in earnings. The Company chose this election in order to simplify the accounting for Residual Interests under one accounting model.

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

The Company also receives income for servicing the loans in its securitization trusts which is recognized as earned. The Company assesses the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in ASC 860. To the extent such compensation is determined to be no more or less than adequate compensation, no servicing asset or obligation is recorded at the time of securitization. Servicing rights are subsequently carried at the lower of cost or market. At December 31, 2009 and 2008, the Company did not have servicing assets or liabilities recorded on the balance sheet.

Derivative Accounting

The Company accounts for its derivatives, which include interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts, Floor Income Contracts and equity forward contracts in accordance with ASC 815, “Derivatives and Hedging,” which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 9, “Derivative Instruments,” under Risk Management Strategy) exclusive of accrued interest and cash collateral held or pledged. The Company determines the fair value for its derivative contracts primarily using pricing models that consider current market conditions and the contractual terms of the derivative contract. These factors include interest rates, time value, forward interest rate curve, volatility factors, forward foreign exchange rates, and the closing price of the Company’s stock (related to its equity forward contracts). Inputs are generally from active financial markets; however, adjustments are made to derivative valuations for inputs from illiquid markets, and for credit for both when the Company has an exposure to the counterparty net of collateral held and when the counterparty has exposure to the Company net of collateral pledged. The fair values of some derivatives are determined using counterparty valuations. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized with regard to derivatives, and the use of different pricing models or assumptions could produce different financial results. As a matter of policy, the Company compares the fair values of its derivatives that it calculates to those provided by its counterparties. Any significant differences are identified and resolved appropriately.

Many of the Company’s derivatives, mainly interest rate swaps hedging the fair value of fixed-rate assets and liabilities, cross-currency interest rate swaps, and certain Eurodollar futures contracts, qualify as effective hedges under ASC 815. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

strategy for undertaking various hedge transactions at the inception of the hedging relationship, is documented. Each derivative is designated to either a specific (or pool of) asset(s) or liability(ies) on the balance sheet or expected future cash flows, and designated as either a “fair value” or a “cash flow” hedge. Fair value hedges are designed to hedge the Company’s exposure to changes in fair value of a fixed rate or foreign denominated asset or liability, while cash flow hedges are designed to hedge the Company’s exposure to variability of either a floating rate asset’s or liability’s cash flows or an expected fixed rate debt issuance. For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are marked-to-market with any difference reflecting ineffectiveness and recorded immediately in the statement of income. For effective cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded immediately through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of assets or liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in value of the derivative with no offsetting mark-to-market of the hedged item for the current period. If it is also determined the hedge will not be effective in the future, the Company discontinues the hedge accounting prospectively, ceases recording changes in the fair value of the hedged item, and begins amortization of any basis adjustments that exist related to the hedged item.

The Company also has a number of derivatives, primarily Floor Income Contracts and certain basis swaps, that the Company believes are effective economic hedges but are not considered hedges under ASC 815. These derivatives are classified as “trading” for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the economically hedged item.

Under ASC 450, “Distinguishing Liabilities from Equity,” equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for in accordance with ASC 815 as derivatives. Prior to 2008, the Company used these contracts to lock-in the purchase price of the Company’s stock related to share repurchases. As a result, the Company marks its equity forward contracts to market through earnings in the “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income along with the net settlement expense on the contracts. The Company has not had any outstanding contracts since January 2008.

The “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income includes the unrealized changes in the fair value of the Company’s derivatives (except effective cash flow hedges which are recorded in other comprehensive income), the unrealized changes in fair value of hedged items in qualifying fair value hedges, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting. Net settlement income/expense on derivatives that qualify as hedges under ASC 815 are included with the income or expense of the hedged item (mainly interest expense).

Goodwill and Acquired Intangible Assets

The Company accounts for goodwill and acquired intangible assets in accordance with ASC 350, “Intangibles—Goodwill and Other,” pursuant to which goodwill is not amortized. Goodwill is tested for impairment annually as of September 30 at the reporting unit level, which is the same as or one level below an operating segment as defined in ASC 280, “Segment Reporting.” Goodwill is also tested at interim periods if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

In accordance with ASC 350, Step 1 of the goodwill impairment analysis consists of a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, Step 2 in the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner consistent with determining goodwill in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.

Other acquired intangible assets, which include but are not limited to tradenames, customer and other relationships, and non-compete agreements, are also accounted for in accordance with ASC 350. Acquired intangible assets with definite or finite lives are amortized over their estimated useful lives in proportion to their estimated economic benefit. Finite-lived acquired intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs or circumstances change indicating the carrying amount of a finite-lived asset or asset group may not be recoverable. An impairment loss would be recognized if the carrying amount of the asset (or asset group) exceeds the estimated undiscounted cash flows used to determine the fair value of the asset or asset group. The impairment loss recognized would be the difference between the carrying amount and fair value. Indefinite-life acquired intangible assets are not amortized. They are tested for impairment annually as of September 30 or at interim periods if an event occurs or circumstances change that would indicate the carrying value of these assets may be impaired. The annual or interim impairment test of indefinite-lived acquired intangible assets is based primarily on a discounted cash flow analysis.

Guarantor Servicing Fees

The Company provides a full complement of administrative services to FFELP Guarantors including guarantee issuance, process, account maintenance, and guarantee fulfillment services for Guarantor agencies, the U.S. Department of Education (“ED”), educational institutions and financial institutions. The fees associated with these services are recognized as earned based on contractually determined rates. The Company is party to a Guarantor Servicing contract with United Student Aid Funds, Inc. (“USA Funds”), which accounted for 86 percent, 85 percent and 86 percent of guarantor servicing fees for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Collections Revenue

The Company has purchased delinquent and charged-off receivables on various types of consumer debt with a primary emphasis on charged-off credit card receivables, and sub-performing and non-performing mortgage loans. The Company accounts for its investments in charged-off receivables and sub-performing and

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

non-performing mortgage loans in accordance with ASC 310. Under ASC 310, the Company establishes static pools of each quarter’s purchases and aggregates them based on common risk characteristics. The pools when formed are initially recorded at fair value, based on each pool’s estimated future cash flows and internal rate of return. The Company recognizes income each month based on each static pool’s effective interest rate. The static pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows result in a pool’s effective interest rate increasing, then this new yield is used prospectively over the remaining life of the static pool. If the new estimated cash flows result in a pool’s effective interest rate decreasing, the pool is impaired and written down through a valuation allowance to maintain the effective interest rate. The Company recognized $79 million and $111 million of impairments for the years ended December 31, 2009 and 2008, respectively, as discussed in Note 20, “Segment Reporting.”

Net interest income earned, less any impairments recognized, on the purchased portfolios is recorded as collection revenue in the consolidated statements of income. When mortgage loans default and the Company forecloses and owns the underlying real estate, the Company carries such real estate at the lower of cost or fair value. There is approximately $285 million on the balance sheet as of December 31, 2009 related to purchased paper assets.

Restructuring Activities

From time to time, the Company implements plans to restructure its business. In conjunction with these restructuring plans, one-time, involuntary benefit arrangements, disposal costs (including contract termination costs and other exit costs), as well as certain other costs that are incremental and incurred as a direct result of the Company’s restructuring plans, are accounted for in accordance with ASC 420, “Exit or Disposal Cost Obligations,” and are classified as restructuring expenses in the accompanying consolidated statements of income.

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

In addition to one-time involuntary benefit arrangements, the Company sponsors the SLM Corporation Employee Severance Plan, which provides severance benefits in the event of termination of the Company’s and its subsidiaries’ full-time employees (with the exception of certain specified levels of management and employees of the Company’s APG subsidiaries) and part-time employees who work at least 24 hours per week. The Company also sponsors the DMO Employee Severance Plan, which provides severance benefits to certain specified levels of full-time management and full-time employees in the Company’s APG subsidiaries. The Employee Severance Plan and the DMO Employee Severance Plan (collectively, the “Severance Plan”) establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon termination of employment due to Involuntary Termination or a Job Abolishment, as defined in the Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, the Company recognizes severance costs to be paid pursuant to the Severance Plan in accordance with ASC 712, “Compensation—Nonretirement Postemployment Benefits,” when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the Severance Plan, outplacement services and continuation pay, have been incurred during the years ended December 31, 2009 and 2008, and the fourth quarter of 2007 as a direct result of the Company’s restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income. See Note 15, “Restructuring Activities,” for further information regarding the Company’s restructuring activities.

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

During the years ended December 31, 2009, 2008 and 2007, the Company capitalized $16 million, $23 million and $19 million, respectively, in costs related to software development, and expensed $138 million, $120 million and $126 million, respectively, related to routine maintenance, betterments and amortization. At December 31, 2009 and 2008, the unamortized balance of capitalized internally developed software included in other assets was $53 million and $56 million, respectively. The Company amortizes software development costs over three to five years.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of ASC 718, “Compensation-Stock Compensation,” which includes a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and began recognizing stock-based compensation cost in its consolidated statements of income using the fair value based method. Prior to 2006, the Company accounted for its stock option plans using the intrinsic value method of accounting provided and no compensation cost related to its stock option grants was recognized in its consolidated statements of income.

ASC 718 requires that the excess tax benefits from tax deductions on the exercise of share-based payments exceeding the deferred tax assets from the cumulative compensation cost previously recognized be classified as cash inflows from financing activities in the consolidated statement of cash flows. Prior to the adoption of ASC 718, the Company presented all excess tax benefits resulting from the exercise of share-based payments as operating cash flows. The excess tax benefit for the year ended December 31, 2009 was $0.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Income Taxes

Income taxes are recorded in accordance with ASC 740, “Income Taxes.” The asset and liability approach underlying ASC 740 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.

“Income tax expense/(benefit)” includes (i) deferred tax expense/(benefit), which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance, and (ii) current tax expense/(benefit), which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for unrecognized tax benefits. Income tax expense/(benefit) excludes the tax effects related to adjustments recorded in equity.

New provisions under ASC 740, pertaining to the accounting of uncertainty in income taxes, were adopted on January 1, 2007. Under ASC 740, an uncertain tax position is recognized only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of tax benefit recognized in the financial statements is the largest amount of benefit that is more than fifty percent likely of being sustained upon ultimate settlement of the uncertain tax position. The Company recognizes interest related to unrecognized tax benefits in income tax expense/(benefit), and penalties, if any, in operating expenses.

Earnings (Loss) per Common Share

The Company computes earnings (loss) per common share (“EPS”) in accordance with ASC 260, “Earnings per Share.” See Note 12, “Earnings (Loss) per Common Share,” for further discussion.

Discontinued Operations

A “Component” of a business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. When a Component of a business is disposed of or is classified as held for sale in accordance with ASC 360, “Property, Plant and Equipment,” such Component is presented separately as discontinued operations in accordance with ASC 205, “Presentation of Financial Statements — Discontinued Operations,” if the operations of the Component have been or will be eliminated from the ongoing operations of the Company and the Company will have no continuing involvement with the Component after the disposal transaction is complete. See Note 21, “Discontinued Operations,” for further discussion.

Foreign Currency Transactions

The Company had financial services operations in foreign countries through the first quarter of 2009. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. GAAP. The net investments of the parent in the foreign subsidiary are translated at the current exchange rate at each period-end through the “other comprehensive income” component of stockholders’ equity for net investments deemed to be long-term in nature or through net income if the net investment is short-term in nature. Income statement items are translated at the average exchange rate for the period through income. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the entity’s functional currency are included in other operating income.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2008 and 2007, to be consistent with classifications adopted for 2009, which had no impact on net income, total assets or total liabilities.

Recently Issued Accounting Standards

FASB Accounting Standards Codification

The Company adopted, as of July 1, 2009, the FASB’s Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC does not change authoritative guidance. Accordingly, implementing the ASC did not change any of the Company’s accounting and, therefore, did not have an impact on the consolidated results of the Company. References to authoritative GAAP literature have been updated accordingly.

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model

In June 2009, the FASB issued topic updates to ASC 860, “Transfers and Servicing,” and to ASC 810, “Consolidation.”

The topic update to ASC 860, among other things, (1) eliminates the concept of a Qualifying Special Purpose Entity (“QSPE”), (2) changes the requirements for derecognizing financial assets, (3) changes the amount of the recognized gain/loss on a transfer accounted for as a sale when beneficial interests are received by the transferor, and (4) requires additional disclosure. The topic update to ASC 860 is effective for transactions which occur in fiscal years beginning after November 15, 2009. The impact of ASC 860 to future transactions will depend on how such transactions are structured. ASC 860 relates primarily to the Company’s secured borrowing facilities. All of the Company’s secured borrowing facilities entered into in 2008 and 2009, including securitization trusts, have been accounted for as on balance sheet financing facilities. These transactions would have been accounted for in the same manner if ASC 860 had been effective during these years.

The topic update to ASC 810 significantly changes the consolidation model for Variable Interest Entities (“VIEs”). The topic update amends ASC 810 and, among other things, (1) eliminates the exemption for QSPEs, (2) provides a new approach for determining who should consolidate a VIE that is more focused on control rather than economic interest, (3) changes when it is necessary to reassess who should consolidate a VIE and (4) requires additional disclosure. The topic update to ASC 810 is effective for the first annual reporting period beginning after November 15, 2009.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Under ASC 810, if an entity has a Variable Interest in a VIE and that entity is determined to be the Primary Beneficiary of the VIE then that entity will consolidate the VIE. The Primary Beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to the Company’s securitized assets, the Company is the servicer of the securitized assets and owns the Residual Interest of the securitization trusts. As a result, the Company is the Primary Beneficiary of its securitization trusts and will consolidate those trusts that are off-balance sheet at their historical cost basis on January 1, 2010. The historical cost basis is the basis that would exist if these securitization trusts had remained on balance sheet since they settled. ASC 810 did not change the accounting of any other VIEs the Company has a variable interest in as of January 1, 2010. These new accounting rules will also apply to new transactions entered into from January 1, 2010 forward.

On January 1, 2010, upon adopting ASC 810, the Company removed the $1.8 billion of Residual Interests associated with these trusts from the consolidated balance sheet and the Company consolidated $35.0 billion of assets ($32.6 billion of which are student loans, net of a $550 million allowance for loan loss) and $34.4 billion of liabilities (primarily trust debt), which resulted in an approximate $0.7 billion after-tax reduction of stockholders’ equity (through retained earnings). After adoption of ASC 810, with respect to the securitization trusts that were consolidated on January 1, 2010, the Company’s results of operations will no longer reflect servicing and securitization income related to these securitization trusts, but will instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties. This presentation will be identical to the Company’s accounting treatment of prior on-balance securitization trusts. The Company has not had a securitization that was treated as a sale since 2007.

Management allocates capital on a Managed Basis. This change will not impact management’s view of capital adequacy for the Company. The Company’s unsecured revolving credit facilities contains two principal financial covenants related to tangible net worth and net revenue. The tangible net worth covenant requires the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.5 billion as of December 31, 2009. Upon adoption of ASC 810 on January 1, 2010, consolidated tangible net worth as calculated for this covenant was $2.7 billion. Because the transition adjustment upon adoption of ASC 810 is recorded through retained earnings, the net revenue covenant was not impacted by the adoption of ASC 810. The ongoing net revenue covenant will not be affected by ASC 810’s impact on the Company’s securitization trusts as the net revenue covenant treated all off-balance sheet trusts as on-balance sheet for purposes of calculating net revenue.

Subsequent Events

In May 2009, the FASB issued a topic update on ASC 855, “Subsequent Events.” This topic update is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this topic update sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The topic update to ASC 855 is effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted this topic update effective June 15, 2009 and has evaluated any events subsequent to December 31, 2009, and their impact on the reported results and disclosures.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Fair Value Measurements

In January 2010, the FASB issued a topic update to ASC 820, “Fair Value Measurements and Disclosures.” The update improves reporting by requiring separate disclosures of the amounts of significant transfers in and out of Level 1 and 2 of fair value measurements and a description of the reasons for the transfers. In addition, a reporting unit should report separately information about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. Finally, the update clarifies existing disclosure requirements regarding the level of disaggregation in reporting classes of assets and liabilities and discussion of the inputs and valuation techniques used for level 2 and 3 fair values. This topic update is effective for annual and interim periods beginning January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for annual and interim periods beginning January 1, 2011.

In August 2009, the FASB issued another topic update to ASC 820. The update provides clarification for the valuation of liabilities when a quoted price in an active market for the liability does not exist and clarifies that a quoted price for the liability when traded as an asset (when no adjustments are required) is a Level 1 fair value measurement. In addition, it also clarifies that an entity is not required to adjust the value of a liability for the existence of a restriction that prevents the transfer of the liability. This topic update was effective for the Company beginning October 1, 2009 and was not material to the Company.

On April 9, 2009, the FASB issued three ASC topic updates regarding fair value measurements and impairment. Under ASC 320, “Investments — Debt and Equity Securities,” impairment must be recorded within the consolidated statements of income for debt securities if there exists a fair value loss and the entity intends to sell the security or it is more likely than not the entity will be required to sell the security before recovery of the loss. Additionally, expected credit losses must be recorded through income regardless of the impairment determination above. Remaining fair value losses are recorded to other comprehensive income. ASC 825, “Financial Instruments,” requires interim disclosures of the fair value of financial instruments that were previously only required annually. Finally, the topic update to ASC 820 provides guidance for determining when a significant decrease in market activity has occurred and when a transaction is not orderly. It further reiterates that prices from inactive markets or disorderly transactions should carry less weight, if any, to the determination of fair value. These topic updates were effective for the Company beginning April 1, 2009. The adoption of these topic updates was not material to the Company.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued a topic update to ASC 810, “Consolidation.” This update requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to presentation as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. On January 1, 2009, the Company adopted this ASC topic update, the provisions of which, among other things, require that minority interests be renamed “noncontrolling interests” and that a company present a consolidated net income (loss) measure that includes the amount attributable to such “noncontrolling interests” for all periods presented. The topic update to ASC 810 applies prospectively for reporting periods beginning on or after December 15, 2008, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented. The Company has reclassified financial statement line items within its consolidated balance sheets, statements of income, statements of changes in stockholders’ equity and statements of cash flows for the prior periods to conform to this topic update. Other than the change in presentation of noncontrolling interests, the adoption of this topic update had no impact on the consolidated financial statements.

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

In 2009, the Company sold to ED approximately $18.5 billion face amount of loans as part of the Purchase Program (approximately $840 million face amount of this amount was sold in the third quarter of 2009, with the remainder sold in the fourth quarter of 2009). Outstanding debt of $18.5 billion was paid down related to the Loan Purchase Participation Program (“Participation Program”) pursuant to ECASLA in connection with these loan sales. These loan sales resulted in a $284 million gain. The settlement of the fourth quarter sale of loans out of the Participation Program included repaying the debt by delivering the related loans to ED in a non-cash transaction and receipt of cash from ED for $484 million, representing the reimbursement of a of one-percent payment made to ED plus a $75 fee per loan.

In December 2008, the Company sold approximately $494 million (principal and accrued interest) of FFELP loans to ED at a price of 97 percent of principal and unpaid interest pursuant to ED’s authority under ECASLA to make such purchases, and recorded a loss on the sale. Additionally, in early January 2009, the Company sold an additional $486 million (principal and accrued interest) in FFELP loans to ED under this program. The loss related to this sale in January was recognized in 2008 as the loans were classified as “held-for-sale” under GAAP. The total loss recognized on these two sales for the year ended December 31, 2008 was $53 million and was recorded in “Losses on sales of loans and securities, net” in the consolidated statements of income.

In addition to FFELP loan programs, which place statutory limits on per year and total borrowing, the Company offers a variety of Private Education Loans. Private Education Loans for post-secondary education and loans for career training can be subdivided into two main categories: loans that supplement FFELP loans primarily for higher and lifelong learning programs and loans for career training. For the majority of the Private Education Loan portfolio, the Company bears the full risk of any losses experienced and, as a result, these loans are underwritten and priced based upon standardized consumer credit scoring criteria.

Forbearance involves granting the borrower a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance in this manner effectively extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. The Company’s forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, the Company requires good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of ultimate collection of the loan. Forbearance as a collection tool is used most

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

3.	Student Loans (Continued)

effectively when applied based on a borrower’s unique situation, including historical information and judgments. The Company combines borrower information with a risk-based segmentation model to assist in its decision making as to who will be granted forbearance based on the Company’s expectations as to a borrower’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

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

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As the Company has obtained further experience about the effectiveness of forbearance, the Company has reduced the amount of time a loan will spend in forbearance, thereby increasing the Company’s ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status.

During the second quarter of 2009, the Company instituted an interest rate reduction program to assist customers in repaying their Private Education Loans through reduced payments, while continuing to reduce their outstanding principal balance. This program is offered in situations where the potential for principal recovery, through a modification of the monthly payment amount, is better than other alternatives currently available. Along with the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced rate in order to qualify for the program. Once the customer has made the initial three payments, the loans status is returned to current and the interest rate is reduced for the successive twelve month period. At December 31, 2009, approximately $181 million face amount had qualified for the program and are currently receiving a reduction in their interest rate.

The Company may charge the borrower fees on certain Private Education Loans, either at origination, when the loan enters repayment, or both. Such fees are deferred and recognized into income as a component of interest over the estimated average life of the related pool of loans.

As of December 31, 2009 and 2008, 59 percent and 56 percent, respectively, of the Company’s on-balance sheet student loan portfolio was in repayment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

3.	Student Loans (Continued)

The estimated weighted average life of student loans in the Company’s portfolio was approximately 7.9 years and 7.8 years at December 31, 2009 and 2008, respectively. The following table reflects the distribution of the Company’s student loan portfolio by program.

	December 31,		Year Ended
	2009		December 31, 2009
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$52,674,588	37%	$58,491,748	2.07%
FFELP Consolidation Loans, net	68,378,560	47	70,045,863	2.69
Private Education Loans, net	22,753,462	16	23,153,975	6.83

Total student loans, net(2)	$143,806,610	100%	$151,691,586	3.08%

	December 31,		Year Ended
	2008		December 31, 2008
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$52,476,337	36%	$44,290,909	4.50%
FFELP Consolidation Loans, net	71,743,435	50	73,091,087	4.35
Private Education Loans, net	20,582,298	14	19,276,067	9.01

Total student loans, net(2)	$144,802,070	100%	$136,658,063	5.06%

(1)	The FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans along with $9.7 billion and $8.5 billion of Stafford Loans held-for-sale at December 31, 2009 and 2008, respectively.

(2)	The total student loan ending balance includes net unamortized premiums/discounts of $1,628,693 and $1,895,220 as of December 31, 2009 and 2008, respectively.

4.	Allowance for Loan Losses

The Company’s provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred losses, net of recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is appropriate to cover probable losses incurred in the loan portfolios.

The following tables summarize the total loan loss provisions for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Private Education Loans	$966,591	$586,169	$883,474
FFELP Stafford and Other Student Loans	106,221	105,568	89,083
Mortgage and consumer loans	46,148	27,913	42,751

Total provisions for loan losses	$1,118,960	$719,650	$1,015,308

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Allowance at beginning of year	$1,308,043	$1,003,963	$372,612
Total provision	966,591	586,169	883,474
Charge-offs	(875,667)	(320,240)	(246,343)
Reclassification of interest reserve(1)	44,473	38,151	—

Balance before securitization of Private Education Loans	1,443,440	1,308,043	1,009,743
Reduction for securitization of Private Education Loans	—	—	(5,780)

Allowance at end of year(2)	$1,443,440	$1,308,043	$1,003,963

Charge-offs as a percentage of average loans in repayment	7.2%	3.8%	4.1%
Charge-offs as a percentage of average loans in repayment and forbearance	6.7%	3.3%	3.7%
Allowance as a percentage of the ending total loan balance(3)	5.8%	5.8%	6.2%
Allowance as a percentage of the ending loans in repayment	10.0%	11.7%	14.3%
Allowance coverage of charge-offs	1.6	4.1	4.1
Ending total loans(3)	$24,755,598	$22,425,640	$16,289,784
Average loans in repayment	$12,137,430	$8,533,356	$5,949,007
Ending loans in repayment	$14,379,102	$11,182,053	$7,046,709

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest provision was reversed in interest income and then provided for through provision within the allowance for loan loss. For the year ended December 31, 2007, this amount was $21 million.

(2)	Includes $32 million in 2009 related to the loan modification program. Prior to 2009 this program was not offered. As of December 31, 2009, $181 million face amount of loans were currently receiving a reduction in their interest rate under this program.

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

The table below shows the Company’s Private Education Loan delinquency trends as of December 31, 2009, 2008 and 2007.

	December 31,
	2009		2008		2007
	Balance	%	Balance	%	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$8,910		$10,159		$8,151
Loans in forbearance(2)	967		862		974
Loans in repayment and percentage of each status:
Loans current	12,421	86.4%	9,748	87.2%	6,236	88.5%
Loans delinquent 31-60 days(3)	647	4.5	551	4.9	306	4.3
Loans delinquent 61-90 days	340	2.4	296	2.6	176	2.5
Loans delinquent greater than 90 days	971	6.7	587	5.3	329	4.7

Total Private Education Loans in repayment	14,379	100%	11,182	100%	7,047	100%

Total Private Education Loans, gross	24,256		22,203		16,172
Private Education Loan unamortized discount	(559)		(535)		(468)

Total Private Education Loans	23,697		21,668		15,704
Private Education Loan receivable for partially charged-off loans	499		222		118
Private Education Loan allowance for losses	(1,443)		(1,308)		(1,004)

Private Education Loans, net	$22,753		$20,582		$14,818

Percentage of Private Education Loans in repayment		59.3%		50.4%		43.6%

Delinquencies as a percentage of Private Education Loans in repayment		13.6%		12.8%		11.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.3%		7.2%		12.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for student loan losses for federally insured student loan portfolios for the years ended December 31, 2009, 2008, and 2007.

	Years Ended December 31,
	2009	2008	2007

Allowance at beginning of year	$137,543	$88,729	$20,315
Provisions for student loan losses	106,221	105,568	89,083
Charge-offs	(78,861)	(57,510)	(21,235)
Increase/decrease for student loan sales and securitizations	(3,735)	756	566

Allowance at end of year	$161,168	$137,543	$88,729

Charge-offs as a percentage of average loans in repayment	.1%	.1%	.04%
Charge-offs as a percentage of average loans in repayment and forbearance	.1%	.1%	.03%
Allowance as a percentage of the ending total loans, gross	.1%	.1%	.1%
Allowance as a percentage of the ending loans in repayment	.2%	.2%	.1%
Allowance coverage of charge-offs	2.0	2.4	4.2
Ending total loans, gross	$119,026,931	$121,926,798	$107,164,729
Average loans in repayment	$69,020,295	$66,392,120	$58,999,119
Ending loans in repayment	$69,826,790	$70,174,192	$65,289,865

The Company maintains an allowance for Risk Sharing loan losses on its FFELP portfolio. The level of Risk Sharing has varied for the Company over the past few years with legislative changes. As of December 31, 2009, 50 percent of the on-balance sheet FFELP loan portfolio was subject to three-percent Risk Sharing, 49 percent was subject to two-percent Risk Sharing and the remaining 1 percent was not subject to any Risk Sharing.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

The table below shows the Company’s FFELP loan delinquency trends as of December 31, 2009, 2008 and 2007.

	December 31,
	2009		2008		2007
	Balance	%	Balance	%	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$35,079		$39,270		$31,200
Loans in forbearance(2)	14,121		12,483		10,675
Loans in repayment and percentage of each status:
Loans current	57,528	82.4%	58,811	83.8%	55,128	84.4%
Loans delinquent 31-60 days(3)	4,250	6.1	4,044	5.8	3,650	5.6
Loans delinquent 61-90 days	2,205	3.1	2,064	2.9	1,841	2.8
Loans delinquent greater than 90 days	5,844	8.4	5,255	7.5	4,671	7.2

Total FFELP loans in repayment	69,827	100%	70,174	100%	65,290	100%

Total FFELP loans, gross	119,027		121,927		107,165
FFELP loan unamortized premium	2,187		2,431		2,259

Total FFELP loans	121,214		124,358		109,424
FFELP loan allowance for losses	(161)		(138)		(89)

FFELP loans, net	$121,053		$124,220		$109,335

Percentage of FFELP loans in repayment		58.7%		57.6%		60.9%

Delinquencies as a percentage of FFELP loans in repayment		17.6%		16.2%		15.6%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.8%		15.1%		14.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as, loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments

A summary of investments and restricted investments as of December 31, 2009 and 2008 follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury securities and other U.S. government agency obligations	$272	$	$—	$272
Other securities:
Asset-backed securities	110,336	306	(893)	109,749
Commercial paper and asset-backed commercial paper	1,149,981	—	—	1,149,981
Municipal bonds	9,935	1,942	—	11,877
Other	1,550	—	(154)	1,396

Total investment securities available-for-sale	$1,272,074	$2,248	$(1,047)	$1,273,275

Restricted Investments
Available-for sale
U.S. Treasury securities and other U.S. government agency obligations	$25,026	$—	$—	$25,026
Guaranteed investment contracts	26,951	—	—	26,951

Total restricted investments available-for-sale	$51,977	$—	$—	$51,977

Held-to-maturity
Guaranteed investment contracts	$3,550	$—	$—	$3,550
Other	215	—	—	215

Total restricted investments held-to-maturity	$3,765	$—	$—	$3,765

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury securities and other U.S. government agency obligations	$8,908	$195	$—	$9,103
Other securities:
Asset-backed securities	40,907	13	(4,299)	36,621
Commercial paper and asset-backed commercial paper	801,169	—	—	801,169
Municipal bonds	10,883	1,924	—	12,807
Other	1,673	—	(365)	1,308

Total investment securities available-for-sale	$863,540	$2,132	$(4,664)	$861,008

Restricted Investments
Available-for-sale
Guaranteed investment contracts	$31,914	$—	$—	$31,914

Total restricted investments available-for-sale	$31,914	$—	$—	$31,914

Held-to-maturity
Guaranteed investment contracts	$5,500	$—	$—	$5,500
Other securities	215	—	—	215

Total restricted investments held-to-maturity	$5,715	$—	$—	$5,715

In addition to the restricted investments detailed above, at December 31, 2009 and 2008, the Company had restricted cash of $5.1 billion and $3.5 billion, respectively.

As of December 31, 2009 and 2008, $1 million and $2 million of the net unrealized gain/(loss) (after tax) related to available-for-sale investments was included in accumulated other comprehensive income. As of December 31, 2009 and 2008, $50 million ($25 million of which is in restricted cash and investments on the balance sheet) and $26 million (none of which is in restricted cash and investments on the balance sheet), respectively, of available-for-sale investment securities were pledged as collateral.

The Company sold available-for-sale securities with a fair value of $100 million, $457 million and $73 million for the years ended December 31, 2009, 2008, and 2007, respectively. There were no realized gains/(losses) for the years ended December 31, 2009 and 2007. There were $14 million in realized gains (net of hedging losses totaling $4 million) for the year ended December 31, 2008. The cost basis for these securities was determined through specific identification of the securities sold.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

As of December 31, 2009, the stated maturities for the investments (including restricted investments) are shown in the following table:

	December 31, 2009
	Held-to-	Available-for-
	Maturity	Sale(1)	Other

Year of Maturity
2010	$215	$1,176,675	$675,725
2011	—	—	5,162
2012	—	—	—
2013	—	751	—
2014	—	—	—
2015-2019	—	11,877	59,666
After 2019	3,550	135,949	739

Total	$3,765	$1,325,252	$741,292

(1) Available-for-sale securities are stated at fair value.

At December 31, 2009 and 2008, the Company also had other investments of $741 million and $180 million, respectively. At December 31, 2009, other investments included a $636 million receivable for cash collateral posted to derivative counterparties. Other investments also included leveraged leases which at December 31, 2009 and 2008, totaled $66 million and $76 million, respectively, that are general obligations of American Airlines and Federal Express Corporation. At December 31, 2009 and 2008, other investments also included the Company’s remaining investment in The Reserve Primary Fund totaling $32 million and $97 million, respectively. The Company received $32 million from The Reserve Primary Fund on January 29, 2010.

6.	Goodwill and Acquired Intangible Assets

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as or one level below an operating segment. The following table summarizes the Company’s historical allocation of goodwill to its reporting units, accumulated impairments and net goodwill for each reporting unit.

	As of December 31,
	2009 and 2008
		Accumulated
	Gross	Impairments	Net
(Dollars in millions)

Lending	$412	$(24)	$388
APG	401	—	401
Guarantor Servicing	62	—	62
Upromise	140	—	140
Other	1	(1)	—

Total	$1,016	$(25)	$991

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

Impairment Testing

The Company performs goodwill impairment testing annually in the fourth quarter as of a September 30 valuation date or more frequently if an event occurs or circumstances change such that there is a potential that the fair value of a reporting unit or reporting units may be below their respective carrying values.

On February 26, 2009, the Administration issued their 2010 fiscal year budget request to Congress which included provisions that called for the elimination of the FFELP program and which would require all new federal loans to be made through the DSLP. On September 17, 2009 the House of Representatives passed SAFRA which was consistent with the Administration’s 2010 budget request to Congress. If it became law SAFRA would eliminate the FFELP and require that, after July 1, 2010, all new federal loans be made through the DSLP. The Administration’s 2011 fiscal year budget continued these requests.

The Senate has not yet introduced legislation on this issue. The Company, together with other members of the student loan community, has been working with members of Congress to enhance SAFRA to allow students and schools to continue to choose their loan originator and to require servicers to share in the risk of loan default. The Company believes that maintaining competition in the student loan programs and requiring participants to assume a portion of the risk inherent in the program, two of the major tenets of the Community Proposal, would result in a more efficient and cost effective program better that serves students, schools, ED and taxpayers.

In light of the potential implications of the Administration’s 2010 budget proposal to the Company’s business model, as well as continued uncertainty in the economy, the tight credit markets and the Company’s decline in market capitalization during the first quarter of 2009, the Company assessed goodwill impairment as of March 31, 2009. This assessment resulted in estimated fair values of the Company’s reporting units in excess of their carrying values. Accordingly, no goodwill impairment was recorded in the first quarter as a result of this impairment assessment.

During the second and third quarters of 2009, no new unfavorable events or changes in circumstances occurred to warrant an impairment assessment as of June 30 and September 30, 2009, as SAFRA, which was passed by the House of Representatives in the third quarter, was consistent with the Administration’s 2010 budget request submitted to Congress in the first quarter of 2009.

In the fourth quarter of 2009, although no new unfavorable events or changes in circumstances occurred, the Company retained an appraisal firm to perform its annual Step 1 impairment testing as prescribed in ASC 350, “Intangibles — Goodwill and Other.” Accordingly, the Company engaged the appraisal firm to determine the fair value of each of its four reporting units to which goodwill was allocated as of September 30, 2009. The fair value of each reporting unit was determined by weighting different valuation approaches, as applicable, with the primary approach being the income approach.

The income approach measures the value of each reporting unit based on the present value of the reporting unit’s future economic benefit determined based on discounted cash flows derived from the Company’s projections for each reporting unit. These projections are generally five-year projections that reflect the future strategic operating and financial performance of each respective reporting unit, including assumptions related to applicable cost savings and planned dispositions or wind down activities. If a component of a reporting unit is winding down or is assumed to wind down, the projections extend through the anticipated wind down period. In conjunction with the Company’s September 30, 2009 annual impairment assessment, cash flow projections for the Lending, APG and Guarantor Servicing reporting units were valued assuming the proposed SAFRA legislation is passed. If the Community Proposal is passed, it would result in

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

additional cash flows for the Lending reporting unit but no material change in cash flows for the APG or Guarantor Servicing reporting units.

Under the Company’s guidance, the appraisal firm developed both an asset rate of return and an equity rate of return (or discount rate) for each reporting unit incorporating such factors as a risk free rate, a market rate of return, a measure of volatility (Beta) and a company specific and capital markets risk premium, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. The Company considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the more likely hypothetical scenario. Resulting discount rates and growth rates used as of September 30, 2009, for the Lending, APG, Guarantor Servicing, and Upromise reporting units were:

	Discount Rate	Growth Rate

Lending(1)	11%	3%
APG(2)	10%	4%
Guarantor Servicing(2)	10%	0%
Upromise(2)	15%	4%

(1)	Assumes an equity sale; therefore, the discount rate is used to value the entire reporting unit.

(2)	Assumes an asset sale; therefore, the discount rate is used to value the assets of the reporting unit.

The discount rates reflect market based estimates of capital costs and are adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual reporting units. Accordingly, these discount rates are reflective of the long standing contractual relationships associated with these cash flows as well as the wind down nature of the cash flows for certain components of the Lending and APG reporting units and the Guarantor Servicing reporting unit as a whole. Management reviewed and approved these discount rates, including the factors incorporated to develop the discount rates for each reporting unit. For the valuation of the Lending reporting unit, which assumed an equity sale, the discount rate was applied to the reporting unit’s projected net cash flows and the residual or terminal value yielding the fair value of equity for the reporting unit. For valuations assuming an asset sale, the discount rates applicable to the individual reporting units were applied to the respective reporting units’ projected asset cash flows and residual or terminal values, as applicable, yielding the fair value of the assets for the respective reporting units. The estimated proceeds from the hypothetical asset sale were then used to payoff any liabilities of the reporting unit with the remaining cash equaling the fair value of the reporting unit’s equity.

The guideline company or market approach, as well as the publicly traded stock approach, were also considered for the Company’s reporting units, as applicable. The market approach generally measures the value of a reporting unit as compared to recent sales or offerings of comparable companies. The secondary market approach indicates value based on multiples calculated using the market value of minority interests in publicly traded comparable companies or guideline companies. Whether analyzing comparable transactions or the market value of minority interests in publicly traded guideline companies, consideration is given to the line of business and the operating performance of the comparable companies versus the reporting unit being tested. Given current market conditions, the lack of recent sales or offerings in the market and the low correlation between the operations of identified guideline companies to the Company’s reporting units, less emphasis was placed on the market approach for the APG, Guarantor Servicing and Upromise reporting units.

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

income approach is a better measure of the value of its reporting units in the current environment. During the latter half of 2008 and during 2009, the Company experienced a trend of lower and very volatile market capitalization. During 2009, the Company’s stock price fluctuated significantly from a low of $3.19 in March 2009 subsequent to the Administration’s 2010 budget proposal which would eliminate the FFELP and require all federally funded students loans to be originated through the DSLP, to a high of $12.00 in December 2009. At September 30 and December 31, 2009, the Company’s stock price was $8.72 and $11.27, respectively. Based on these share prices as of September 30 and December 31, alone, the market capitalization of the Company was greater than the carrying value of the reporting units. The Company believes the share price has been significantly reduced due to the continued downturn in the credit and economic environment as well as uncertainties surrounding the ongoing legislative process. Management believes these economic factors should not have a long-term impact. In addition, the Company will review and revise, potentially significantly, its business model based on the final form of legislation upon completion of the legislative process.

The following table illustrates the book basis of equity for each reporting unit and the estimated fair value determined in conjunction with Step 1 impairment testing as of September 30, 2009.

	Book Basis	Fair Value
	of Equity	of Equity	$ Difference	% Difference
(Dollars in millions)

Lending	$1,474	$3,270	$1,796	122%
APG	1,390	1,690	300	22
Guarantor Servicing	142	221	79	56
Upromise	297	430	133	45

The estimated fair value of the Company resulting from its step 1 impairment test was 41 percent higher than its market capitalization. The Company views this as a reasonable “control premium.” As discussed above, the Company’s stock price was at $12.00 per share during December 2009, which by itself results in a market capitalization that is greater than the carrying value of the reporting units which results in no impairment. Management reviewed and approved the valuation prepared by the appraisal firm for each reporting unit, including the valuation methods employed and the key assumptions used, such as the discount rates, growth rates and control premiums, as applicable, for each reporting unit. Management also performed stress tests of key assumptions using a range of discount rates and growth rates, as applicable. Based on the valuations performed in conjunction with Step 1 impairment testing and these stress tests, there was no indicated impairment for any reporting units at September 30, 2009.

Management acknowledges that the economic slowdown could adversely affect the operating results of the Company’s reporting units. In addition, the decrease in the market price of the Company’s common stock resulting from the market turbulence and uncertainty surrounding the ongoing legislative process has reduced its total market capitalization. Both of these factors adversely affect the fair value of the Company’s reporting units. If the forecasted performance of the Company’s reporting units is not achieved, or if the Company’s stock price remains at a depressed level or declines further resulting in continued deterioration in the Company’s total market capitalization, and depending on the final form of legislation, if any, the fair value of one or more of the reporting units could be significantly reduced, and the Company may be required to record a charge, which could be material, for an impairment of goodwill. Management believes that the turbulence in the stock market and uncertainties surrounding the legislative process has resulted in a market price for the Company’s common stock that is not indicative of the true value of the Company’s reporting units.

In addition, if SAFRA or the Community Proposal are passed, certain revenue streams in the Lending and APG reporting units and the entire revenue stream of the Guarantor Servicing reporting unit will wind

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

down over time. As a result, as these revenue streams wind down, goodwill impairment may be triggered for the Lending and APG reporting units and will definitely be triggered for the Guarantor Servicing reporting unit due to the passage of time and depletion of projected cash flows stemming from FFELP-related contracts.

As of September 30, 2008, annual impairment testing indicated no impairment for any reporting units. As of September 30, 2007, annual impairment testing indicated no impairment for any reporting units with the exception of the mortgage and consumer lending reporting unit, due largely to the wind down of one of the Company’s mortgage operations. As a result, the Company recognized goodwill impairment of approximately $20 million in the fourth quarter of 2007.

Goodwill by Reportable Segments

A summary of changes in the Company’s goodwill by reportable segment is as follows:

	December 31,	Acquisitions/	December 31,
	2008	Other	2009
(Dollars in millions)

Lending	$388	$—	$388
Asset Performance Group	401	—	401
Corporate and Other	202	—	202

Total	$991	$—	$991

	December 31,	Acquisitions/	December 31,
	2007	Other	2008
(Dollars in millions)

Lending	$388	$—	$388
Asset Performance Group	377	24	401
Corporate and Other	200	2	202

Total	$965	$26	$991

From September 2004 through January 2008, the Company acquired a 100 percent controlling interest in AFS Holdings, LLC (“AFS”) through a series of transactions commencing with the Company’s September 2004 acquisition of a 64 percent controlling interest and annual exercise of options to purchase successive 12 percent interests in the Company from December 2005 through January 2008. AFS was a full-service accounts receivable management company that purchased charged off debt and performed third-party receivables servicing across a number of consumer asset classes. As a result of this series of transactions, the Company’s APG reportable segment and reporting unit recognized excess purchase price over the fair value of net assets acquired, or goodwill, of $226 million. The total purchase price associated with the Company’s acquisition of AFS was approximately $324 million, including cash consideration and certain acquisition costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets include the following:

	Average	As of December 31, 2009
	Amortization		Accumulated
	Period	Gross	Amortization	Net
(Dollars in millions)

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$332	$(208)	$124
Software and technology	7 years	98	(89)	9
Non-compete agreements		11	(11)	—

Total		441	(308)	133
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	54	—	54

Total acquired intangible assets		$495	$(308)	$187

	Average	As of December 31, 2008
	Amortization		Accumulated
	Period	Gross	Amortization	Net
(Dollars in millions)

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$332	$(173)	$159
Software and technology	7 years	93	(85)	8
Non-compete agreements	2 years	11	(10)	1

Total		436	(268)	168
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	91	—	91

Total acquired intangible assets		$527	$(268)	$259

The Company recorded amortization of acquired intangible assets from continuing operations totaling $39 million, $53 million, and $63 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded amortization of acquired intangible assets from discontinued operations totaling $0, $1 million, and $4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives. The Company estimates amortization expense associated with these intangible assets will be $33 million, $27 million, $20 million, $18 million and $13 million for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

As discussed in Note 2, “Significant Accounting Policies,” the Company tests its indefinite life intangible assets annually as of September 30 or during the course of the year if an event occurs or circumstances change which indicate potential impairment of these assets. The Company also assesses quarterly whether an event or circumstance has occurred which may indicate impairment of its definite life (amortizing) intangible assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

The Company recorded impairment of certain acquired intangible assets from continuing operations of $37 million, $32 million and $16 million, respectively, for the years ended December 31, 2009, 2008 and 2007. The Company recorded impairment of certain acquired intangible assets from discontinued operations of $0, $5 million and $10 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

In the fourth quarter of 2009, the Company recognized intangible impairments of $37 million primarily related to the Company’s exclusive right to market under the USAF Guarantee. This intangible was impaired as a result of the legislative uncertainty surrounding the role of Guarantors in the future. This impairment charge was recorded to operating expense in the Corporate and Other reportable segment.

In 2008, as discussed in Note 20, “Segment Reporting,” the Company decided to wind down its purchased paper businesses. As a result, in the third quarter of 2008, the Company recorded an aggregate amount of $37 million of impairment of acquired intangible assets, of which $25 million and $3 million related to the impairment of two trade names associated with continuing operations and discontinued operations, respectively, and $7 million and $2 million related to certain banking customer relationships associated with continuing operations and discontinued operations, respectively.

In 2007, the Company recognized intangible impairments of $10 million attributed to certain banking relationships associated with its discontinued operations. The Company also recognized intangible impairments of $7 million related to certain trade names and relationships in the Lending reporting segment. The Company also recognized intangible impairments of $9 million related to certain tax exempt bonds that enabled the Company to earn a 9.5 percent SAP rate on student loans funded by those bonds in indentured trusts acquired with the Company’s acquisition of Southwest Student Services Corporation and Washington Transferee Corporation. The impairment was recognized due to changes in projected interest rates used to initially value the intangible asset and to a regulatory change that restricts the loans on which the Company is entitled to earn a 9.5 percent yield. These impairment charges were recorded to operating expense in the Lending reportable segment.

7.	Borrowings

Borrowings consist of secured borrowings issued through the Company’s securitization program, borrowings through secured facilities and participation programs, unsecured notes issued by the Company, term and demand deposits at Sallie Mae Bank, and as other interest-bearing liabilities related primarily to obligations to return cash collateral held. To match the interest rate and currency characteristics of its borrowings with the interest rate and currency characteristics of its assets, the Company enters into interest rate and foreign currency swaps with independent parties. Under these agreements, the Company makes periodic payments, generally indexed to the related asset rates or rates which are highly correlated to the asset rates, in exchange for periodic payments which generally match the Company’s interest obligations on fixed or variable rate notes (see Note 9, “Derivative Financial Instruments”). Payments and receipts on the Company’s interest rate and currency swaps are not reflected in the following tables.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

The following table summarizes activity related to the senior unsecured debt repurchases for the years ended December 31, 2009 and 2008. The Company began actively repurchasing its outstanding debt in the second quarter of 2008. “Gains on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
	2009	2008

Unsecured debt principal repurchased	$3,447,245	$1,910,326
Cash outlay for principal repurchases	3,129,415	1,866,269
Gains on debt repurchases	536,190	64,477

In January 2010, the Company repurchased $812 million of unsecured debt through a tender offer for a gain of $45 million.

The following table summarizes the Company’s borrowings as of December 31, 2009 and 2008.

	December 31, 2009			December 31, 2008
	Short	Long		Short	Long
	Term	Term	Total	Term	Term	Total
(Dollars in millions)

Unsecured borrowings	$5,185	$22,797	$27,982	$6,794	$31,182	$37,976
Unsecured term bank deposits	842	4,795	5,637	1,148	1,108	2,256
ED Participation Program facility	9,006	—	9,006	7,365	—	7,365
ED Conduit Program facility	14,314	—	14,314	—	—	—
2008 Asset-Backed Financing Facilities(1)	—	8,801	8,801	24,768	—	24,768
On-balance sheet securitizations	—	89,200	89,200	—	80,601	80,601
Indentured trusts	64	1,533	1,597	31	1,972	2,003
Other	1,472	—	1,472	1,827	—	1,827

Total before fair value adjustments	30,883	127,126	158,009	41,933	114,863	156,796
ASC 815 fair value adjustments	14	3,420	3,434	—	3,362	3,362

Total	$30,897	$130,546	$161,443	$41,933	$118,225	$160,158

(1)	On December 31, 2009, ABCP borrowings were reclassified to long-term as the facility was renegotiated on January 15, 2010 resulting in the maturity date being greater than one year from December 31, 2009.

Short-term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings (secured and unsecured) at December 31, 2009 and 2008, the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

weighted average interest rates at the end of each period, and the related average balances and weighted average interest rates during the periods.

	December 31, 2009		Year Ended December 31, 2009
		Weighted Average		Weighted Average
	Ending Balance	Interest Rate	Average Balance	Interest Rate

Unsecured term bank deposits	$842,636	3.33%	$929,442	3.23%
ABCP borrowings	—	—	16,238,782	1.64
ED Participation Program Facility	9,006,053	.79	14,174,433	1.42
ED Conduit Program facility	14,313,837	.59	7,339,592	.72
Short-term portion of long-term borrowings	5,259,278	2.58	4,408,990	2.05
Other interest bearing liabilities	1,475,007	.12	1,393,280	.31

Total short-term borrowings	$30,896,811	1.04%	$44,484,519	1.45%

Maximum outstanding at any month end	$53,406,554

	December 31, 2008		Year Ended December 31, 2008
		Weighted Average		Weighted Average
	Ending Balance	Interest Rate	Average Balance	Interest Rate

Unsecured term bank deposits	$1,147,825	3.34%	$696,442	3.67%
ABCP borrowings	24,767,825	2.74	24,692,143	3.82
ED Participation Program Facility	7,364,969	3.37	1,726,751	3.41
Short-term portion of long-term borrowings	6,821,846	3.60	6,879,459	3.69
Other interest bearing liabilities	1,830,578	0.55	2,064,547	2.35

Total short-term borrowings	$41,933,043	2.91%	$36,059,342	3.69%

Maximum outstanding at any month end	$41,933,043

As of December 31, 2009, the Company had $3.5 billion in unsecured revolving credit facilities which provide liquidity support for general corporate purposes. The Company has never drawn on these facilities. These facilities include a $1.9 billion revolving credit facility maturing in October 2010 and a $1.6 billion revolving credit facility maturing in October 2011. These figures reflect the amended size of the facilities as a $215 million commitment from Aurora Bank, FSB, formerly known as Lehman Brothers Bank, FSB, a subsidiary of Lehman Brothers Holdings Inc. was removed in the fourth quarter of 2009.

On April 24, 2009, in conjunction with the extension of the 2008 ABCP Facilities (see “Asset-Backed Financing Facilities” below), a $1.4 billion revolving credit facility maturing in October 2009 was retired and the $1.9 billion revolving credit facility maturing in October 2011 was reduced to $1.6 billion. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

purposes of this covenant was $3.5 billion as of December 31, 2009. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended December 31, 2009. In the past, the Company has not relied upon the Company’s unsecured revolving credit facilities as a primary source of liquidity. Even though the Company has never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

Long-term Borrowings

The following tables summarize outstanding long-term borrowings (secured and unsecured) at December 31, 2009 and 2008, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2009		Year Ended
		Weighted	December 31,
		Average	2009
	Ending	Interest	Average
	Balance(1)	Rate(2)	Balance

Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2011-2047	$84,849,160	1.20%	$83,001,692
Non-U.S. dollar-denominated:
Australian dollar-denominated, due 2011	161,804	4.57	443,080
Euro-denominated, due 2011-2041	7,624,485	.91	8,411,807
Sterling-denominated, due 2011-2039	1,153,134	.88	1,273,890
Hong Kong dollar-denominated, due 2011	113,741	.41	113,716
Swedish krona-denominated, due 2011	85,353	.66	116,736
Canadian dollar-denominated, due 2011	229,885	.67	229,885

Total floating rate notes	94,217,562	1.17	93,590,806
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2011-2043	12,355,688	5.55	11,556,520
Non-U.S.-dollar denominated:
Australian dollar-denominated, due 2012	165,394	4.42	278,983
Canadian dollar-denominated, due 2011	478,566	3.98	557,333
Euro-denominated, due 2011-2039	6,903,465	2.74	4,695,963
Hong Kong dollar-denominated, due 2014-2016	140,173	4.38	154,613
Japanese yen-denominated, due 2011-2035	426,551	1.99	671,595
Singapore dollar-denominated, due 2014	46,015	3.15	45,498
Sterling-denominated, due 2011-2039	1,901,094	5.33	2,913,991
Swiss franc-denominated, due 2011	182,907	2.24	160,568
New Zealand dollar-denominated	—	—	96,529
Mexican peso-denominated, due 2016	78,078	10.30	91,593
Swedish krona-denominated, due 2011	60,141	3.63	60,547

Total fixed rate notes	22,738,072	4.51	21,283,733
Unsecured term bank deposits — U.S. dollar-denominated, due 2011-2019	4,789,223	3.19	3,824,908
ABCP borrowings	8,801,415	1.55	—

Total long-term borrowings	$130,546,272	1.84%	$118,699,447

(1)	Ending balance is expressed in U.S. dollars at December 31, 2009 spot currency exchange rate. Includes fair value adjustments under ASC 815 for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of note.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

	December 31, 2008		Year Ended
		Weighted	December 31,
		Average	2008
	Ending	Interest	Average
	Balance(1)	Rate(2)	Balance

Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2010-2047	$79,212,638	4.12%	$76,604,044
Non-U.S. dollar-denominated:
Australian dollar-denominated, due 2010-2011	462,022	7.45	523,837
Euro-denominated, due 2010-2041	8,713,084	4.40	8,876,737
Singapore dollar-denominated	—	—	4,508
Sterling-denominated, due 2010-2039	975,851	5.72	975,808
Japanese yen-denominated	—	—	8,687
Hong Kong dollar-denominated, due 2011	113,691	5.06	113,666
Swedish krona-denominated, due 2010-2011	154,780	4.35	252,540
Canadian dollar-denominated, due 2011	229,885	4.57	229,885

Total floating rate notes	89,861,951	4.19	87,589,712
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2010-2043	14,749,681	5.08	12,473,864
Non-U.S.-dollar denominated:
Australian dollar-denominated, due 2010-2012	247,928	7.37	407,308
Canadian dollar-denominated, due 2010-2011	635,274	4.49	972,215
Euro-denominated, due 2010-2039	6,874,043	2.86	4,807,924
Hong Kong dollar-denominated, due 2010-2016	189,860	4.14	167,518
Japanese yen-denominated, due 2010-2035	1,087,652	1.34	929,419
Singapore dollar-denominated, due 2014	80,576	2.95	58,884
Sterling-denominated, due 2010-2039	2,873,765	6.28	3,441,142
Swiss franc-denominated, due 2011	219,687	2.02	246,749
New Zealand dollar-denominated, due 2010	179,934	7.71	213,316
Mexican peso-denominated, due 2016	72,730	11.05	91,548
Swedish krona-denominated, due 2011	43,066	6.33	68,110

Total fixed rate notes	27,254,196	4.51	23,877,997
Unsecured term bank deposits — U.S. dollar-denominated, due 2010-2013	1,108,647	4.36	157,268

Total long-term borrowings	$118,224,794	4.26%	$111,624,977

(1)	Ending balance is expressed in U.S. dollars at December 31, 2008 spot currency exchange rate. Includes fair value adjustments under ASC 815 for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of note.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

At December 31, 2009, the Company had outstanding long-term borrowings with call features totaling $3.3 billion and $100 million of outstanding long-term borrowings that are putable by the investor to the Company prior to the stated maturity date. Generally, these instruments are callable and putable at the par amount. As of December 31, 2009, the stated maturities (for putable debt, the stated maturity date is the put date) and maturities if accelerated to the call dates are shown in the following table:

	December 31, 2009
	Stated Maturity(1)				Maturity to Call Date(1)
		Unsecured				Unsecured
	Unsecured	Term Bank	Secured		Unsecured	Term Bank	Secured
	Borrowings	Deposits	Borrowings	Total	Borrowings	Deposits	Borrowings	Total

Year of Maturity
2010	$—	$—	$6,882,823	$6,882,823	$1,434,248	$246,496	$16,784,947	$18,465,691
2011	6,372,950	1,425,425	12,923,080	20,721,455	6,526,521	1,446,423	9,121,664	17,094,608
2012	2,195,766	1,696,413	10,783,347	14,675,526	2,241,214	1,531,966	7,783,347	11,556,527
2013	2,812,148	775,155	9,149,050	12,736,353	2,785,701	758,760	7,149,050	10,693,511
2014	5,124,268	838,999	6,052,836	12,016,103	5,221,591	811,135	6,052,836	12,085,562
2015	710,055	—	5,889,838	6,599,893	798,924	—	5,889,838	6,688,762
2016-2047	5,581,984	58,788	47,852,746	53,493,518	3,788,972	—	46,752,038	50,541,010

	22,797,171	4,794,780	99,533,720	127,125,671	22,797,171	4,794,780	99,533,720	127,125,671
ASC 815 (gains) losses on derivative hedging activities	1,947,250	(5,557)	1,478,908	3,420,601	1,947,250	(5,557)	1,478,908	3,420,601

Total	$24,744,421	$4,789,223	$101,012,628	$130,546,272	$24,744,421	$4,789,223	$101,012,628	$130,546,272

(1)	The Company views its on-balance sheet securitization trust debt as long-term based on the contractual maturity dates and projects the expected principal paydowns based on the Company’s current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2010 include $6.9 billion related to the on-balance sheet securitization trust debt.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

primary beneficiary of and currently consolidates the following financing VIEs as of December 31, 2009 and 2008:

	December 31, 2009
(Dollars in millions)	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$9,006	$—	$9,006	$9,397	$115	$61	$9,573
ED Conduit Program facility	14,314	—	14,314	14,594	478	372	15,444
2008 Asset-Backed Financing Facilities	—	8,801	8,801	9,929	204	100	10,233
On-balance sheet securitizations	—	89,200	89,200	93,020	3,627	3,084	99,731
Indentured trusts	64	1,533	1,597	2,225	172	24	2,421

	23,384	99,534	122,918	129,165	4,596	3,641	137,402
ASC 815 fair value adjustment	—	1,479	1,479	—	—	—	—

Total	$23,384	$101,013	$124,397	$129,165	$4,596	$3,641	$137,402

	December 31, 2008
(Dollars in millions)	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program	$7,365	$—	$7,365	$7,733	$88	$85	$7,906
2008 Asset-Backed Financing Facilities	24,768	—	24,768	31,953	462	816	33,231
On-balance sheet securitizations	—	80,601	80,601	81,547	2,632	2,521	86,700
Indentured trusts	31	1,972	2,003	2,199	236	40	2,475

	32,164	82,573	114,737	123,432	3,418	3,462	130,312
ASC 815 fair value adjustment	—	872	872	—	—	—	—

Total	$32,164	$83,445	$115,609	$123,432	$3,418	$3,462	$130,312

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”): (i) a $26.0 billion FFELP loan ABCP conduit facility (the “2008 FFELP ABCP Facility”); (ii) a $5.9 billion Private Education Loan ABCP conduit facility (the “2008 Private Education Loan ABCP Facility”) (collectively, the “2008 ABCP Facilities”); and (iii) a $2.0 billion secured FFELP loan facility (the “2008 Asset-Backed Loan Facility”). The initial term of the 2008 Asset-Backed Financing Facilities was 364 days. The underlying cost of borrowing under the 2008 ABCP Facilities was approximately LIBOR plus 0.68 percent for the FFELP loan facilities and LIBOR plus 1.55 percent for the Private Education Loan facility, excluding upfront and unused commitment fees. All-in pricing on the 2008 ABCP Facilities varied based on usage. For the full year 2008, the combined, all-in cost of borrowings related to the 2008 Asset-Backed Financing Facilities, including amortized upfront fees and unused commitment fees, was three-month LIBOR plus 2.47 percent. The primary use of the 2008 Asset-Backed Financing Facilities was to refinance comparable ABCP facilities incurred in connection with the Proposed Merger, with the expectation that outstanding balances under the 2008 Asset-Backed Financing Facilities would be reduced through securitization of the underlying student loan collateral in the term ABS market.

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

On April 24, 2009, the Company extended the maturity of $21.8 billion of the 2008 FFELP ABCP Facility for one year to April 23, 2010. The Company also extended its 2008 Asset-Backed Loan Facility in the amount of $1.5 billion. The extended 2008 Asset-Backed Loan Facility matured on June 26, 2009 and was paid in full. A total of $86 million in fees were paid related to these extensions. The 2008 Private Education Loan ABCP Facility was paid off and terminated on April 24, 2009. The stated borrowing rate of the 2008 FFELP ABCP Facility was the applicable funding rate plus 130 basis points excluding upfront fees. The applicable funding rate generally was either a LIBOR or commercial paper rate. The terms of the 2008 FFELP ABCP Facility called for an increase in the applicable funding spread to 300 basis points if the outstanding borrowing amount was not reduced to $15.2 billion and $10.9 billion as of June 30, 2009 and September 30, 2009, respectively. If the Company did not negotiate an extension or pay off all outstanding amounts of the 2008 FFELP ABCP Facility at maturity, the facility would extend by 90 days with the interest rate generally increasing from LIBOR plus 250 basis points to 550 basis points over the 90 day period. The other terms of the facilities remained materially unchanged.

The maximum amount the Company could borrow under the 2008 FFELP ABCP Facility was limited based on certain factors, including market conditions and the fair value of student loans in the facility. As of December 31, 2009, the maximum borrowing amount was approximately $10.5 billion. Funding under the 2008 FFELP ABCP Facility was subject to usual and customary conditions. The 2008 FFELP ABCP Facility was subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities.

Borrowings under the 2008 FFELP ABCP Facility were non-recourse to the Company. As of December 31, 2009, the Company had $8.8 billion outstanding in connection with the 2008 FFELP ABCP Facility. The book basis of the assets securing this facility as of December 31, 2009 was $10.2 billion.

On January 15, 2010, the Company terminated the 2008 FFELP ABCP Facility and entered into new multi-year ABCP facilities (the “2010 Facility”) which will continue to provide funding for the Company’s federally guaranteed student loans. The 2010 Facility provides for maximum funding of $10 billion for the first year, $5 billion for the second year and $2 billion for the third year. Upfront fees related to the 2010 Facility were approximately $4 million. The underlying cost of borrowing under the 2010 Facility for the first year is expected to be approximately commercial paper issuance cost plus 0.50 percent, excluding up-front commitment and unused fees.

Borrowings under the 2010 Facility are non-recourse to the Company. The maximum amount the Company may borrow under the 2010 Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. Funding under the 2010 Facility is subject to usual and customary conditions. The 2010 Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities. Increases in the borrowing rate of up to LIBOR plus 450 basis points could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 200 basis points to LIBOR plus 300 basis points, over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

The Department of Education (“ED”) Funding Programs

In August 2008, ED implemented the Purchase Program and the Loan Purchase Participation Program (the “Participation Program”) pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Under the terms of the Participation Program, on September 30, 2010, AY 2009-2010 loans funded under the Participation Program must be either repurchased by the Company or sold to ED pursuant to the Participation Program, which has identical economics to the Purchase Program. Given the state of the credit markets, the Company currently expect to sell all of the loans it funds under the Participation Program to ED. Loans eligible for the Participation or Purchase Programs are limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing.

As of December 31, 2009, the Company had $9.0 billion of advances outstanding under the Participation Program. Through December 31, 2009, the Company has sold to ED approximately $18.5 billion face amount of loans as part of the Purchase Program. Outstanding debt of $18.5 billion was paid down related to the Participation Program in connection with these loan sales. These loan sales resulted in a $284 million gain. The settlement of the fourth quarter sale of loans out of the Participation Program included repaying the debt by delivering the related loans to ED in a non-cash transaction and receipt of cash from ED for $484 million, representing the reimbursement of a of one-percent payment made to ED plus a $75 fee per loan.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and will accept eligible loans through July 1, 2010. The ED Conduit Program has a term of five years and will expire on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and if at the end of that time the notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through the Put Agreement at a price of 97 percent of the face amount of the loans. As of December 31, 2009, approximately $14.6 billion face amount of the Company’s Stafford and PLUS Loans were funded through the ED Conduit Program. For 2009, the average interest rate paid on this facility was approximately 0.75 percent. As of December 31, 2009, there are approximately $820 million face amount of additional FFELP Stafford and PLUS Loans (excluding loans currently in the Participation Program) that can be funded through the ED Conduit Program.

Securitizations

In 2009, the Company completed four FFELP long-term ABS transactions totaling $5.9 billion. The FFELP transactions were composed primarily of FFELP Consolidation Loans which were not eligible for the ED Conduit Program or the Term Asset-Backed Securities Loan Facility (“TALF”) discussed below.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

On January 6, 2009, the Company closed a $1.5 billion 12.5 year asset-backed securities (“ABS”) based facility. This facility is used to provide up to $1.5 billion term financing for Private Education Loans. The fully-utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, the Company completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the asset-backed securities based facility for this issuance was $1.1 billion.

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business ABS at lower interest rate spreads. TALF was initiated on March 17, 2009 and currently provides investors who purchase eligible ABS with funding of up to five years. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and Private Education Loans first disbursed since May 1, 2007. The following $6.0 Billion of Private Education Loan securitizations were completed in 2009 and were TALF eligible:

•	On May 5, 2009, the Company priced a $2.6 billion Private Education Loan securitization which closed on May 12, 2009. The issue bears a coupon of 1-month LIBOR plus 6.0 percent and is callable at the issuer’s option at 93 percent of the outstanding balance of the ABS between November 15, 2011 and April 16, 2012. If the issue is called on November 15, 2011, the Company expects the effective cost of the financing will be approximately 1-month LIBOR plus 3.7 percent.

•	On July 2, 2009, the Company priced a $1.1 billion Private Education Loan securitization which closed on July 14, 2009. The issue bears a coupon of Prime plus 1.25 percent and is callable at the issuer’s option at 94 percent of the outstanding balance of the ABS between January 16, 2012 and June 15, 2012. If the issue is called on January 16, 2012, the Company expects the effective cost of the financing will be approximately Prime minus 0.71 percent.

•	On August 5, 2009, the Company priced a $1.7 billion Private Education Loan securitization which closed on August 13, 2009. The issue bears a coupon of Prime plus 0.25 percent and is callable at the issuer’s option at 94 percent of the outstanding balance of the ABS between August 15, 2013 and July 15, 2014. If the issue is called on August 15, 2013, the Company expects the effective cost of the financing will be approximately Prime minus 0.55 percent.

•	On December 2, 2009, the Company priced a $590 million Private Education Career Training Loan securitization which closed on December 10, 2009. The issue includes one tranche that bears a coupon of Prime minus 0.90 percent and a second tranche that bears a coupon of 1-month LIBOR plus 1.85 percent.

In certain of the Company’s securitizations, there are terms within the deal structure that result in such securitization not qualifying for sale treatment and, as a result, is accounted for as a secured borrowing. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization which do not relate to the reissuance of third-party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets. These securitizations completed in 2009 are accounted for as secured borrowings.

The Company has concluded, for the Private Education Loan securitizations above which contain the ability to call the bonds in the future at a discount to par, that it is probable it will call these bonds at the call date at the respective discount. Probability is based on the Company’s assessment of whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, the Company is accreting this call discount as a reduction to interest expense through the call date. If it

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

becomes less than probable the Company will call these bonds at a future date, it will result in the Company reversing this prior accretion as a cumulative catch up adjustment. The Company has accreted approximately $59 million as a reduction of interest expense through December 31, 2009.

During 2009 and 2008, five and two, respectively, of the Company’s off-balance sheet securitization trusts were re-evaluated and it was determined that they no longer met the criteria to be considered QSPEs. These trusts were then evaluated as VIEs and it was determined that they should be consolidated and accounted for as secured borrowings as the Company is the primary beneficiary. These trusts had reached their 10 percent clean-up call levels but the call was not exercised by the Company. Because the Company can now exercise that option at its discretion going forward, the Company effectively controls the assets of the trusts. This resulted in the Company consolidating at fair value $685 million and $289 million in assets and $649 million and $278 million in liabilities related to these trusts during 2009 and 2008, respectively. This resulted in $20 million and $2 million recognized gains in 2009 and 2008, respectively.

Auction Rate Securities

At December 31, 2009, the Company had $1.0 billion of taxable and $1.1 billion of tax-exempt auction rate securities outstanding in on-balance sheet securitizations and indentured trusts, respectively. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of the Company’s auction rate securities’ interest rates are set. As a result, all of the Company’s auction rate securities as of December 31, 2009 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on the Company’s $1.0 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s $1.1 billion of tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 1.14 percent during the fourth quarter of 2009. Since December 31, 2009, certain of the Company’s taxable auction rate securities with shorter terms to maturity have had successful auctions.

Indentured Trusts

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

Federal Home Loan Bank in Des Moines

On January 15, 2010, HICA Education Loan Corporation, a subsidiary of the Company, entered into a lending agreement with the Federal Home Loan Bank of Des Moines (the “FHLB”). Under the agreement, the FHLB will provide advances backed by Federal Housing Finance Agency approved collateral including federally-guaranteed student loans. The initial borrowing of $25 million at a rate of .23 percent under this facility occurred on January 15, 2010 and matured on January 22, 2010. The amount, price and tenor of future advances will vary and will be determined at the time of each borrowing. The maximum amount that can be borrowed, as of January 15, 2010, subject to available collateral, is approximately $11 billion. The Company has provided a guarantee to the FHLB for the performance and payment of HICA’s obligations.

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

Securitization Activity

The following table summarizes the Company’s securitization activity for the years ended December 31, 2009, 2008 and 2007. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Years Ended December 31,
	2009				2008				2007
		Loan	Pre-			Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax	Gain	No. of	Amount	Tax	Gain	No. of	Amount	Tax	Gain
	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%
(Dollars in millions)

Securitizations — sales:
FFELP Stafford/PLUS Loans	—	$—	$—	—%	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—	1	2,001	367	18.4

Total securitizations — sales	—	—	$—	—%	—	—	$—	—%	1	2,001	$367	18.4%

Securitizations — financings:
FFELP Stafford/PLUS Loans(1)	—	—			9	18,546			3	8,955
FFELP Consolidation Loans(1)(2)	3	5,339			—	—			5	14,476
Private Education Loans(1)	5	11,122			—	—			—	—

Total securitizations — financings	8	16,461			9	18,546			8	23,431

Total securitizations	8	$16,461			9	$18,546			9	$25,432

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and, accordingly, they are accounted for on-balance sheet as VIEs. Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements (which do not relate to the reissuance of third-party beneficial interests) after initial settlement of the securitization, or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

(2)	In addition to the transactions listed in the above table, the Company settled on a repackaging trust and issued new asset backed securities in the amount of $1.0 billion. The debt issued is collateralized by reset rate notes totaling $1.2 billion.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of the Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
	2009			2008			2007
	FFELP
	Stafford	FFELP	Private	FFELP	FFELP	Private	FFELP	FFELP	Private
	and	Consolidation	Education	Stafford	Consolidation	Education	Stafford	Consolidation	Education
	PLUS(1)	Loans(1)	Loans(1)	and PLUS(1)	Loans(1)	Loans(1)	and PLUS(1)	Loans(1)	Loans

Prepayment speed (annual rate)(2)	—	—	—	—	—	—	—	—	—
Interim status	—	—	—	—	—	—	—	—	0%
Repayment status	—	—	—	—	—	—	—	—	4-7%
Life of loan repayment status	—	—	—	—	—	—	—	—	6%
Weighted average life	—	—	—	—	—	—	—	—	9.4 y	rs.
Expected credit losses (% of principal securitized)	—	—	—	—	—	—	—	—	4.69%
Residual cash flows discounted at (weighted average)	—	—	—	—	—	—	—	—	12.5%

(1)	No securitizations qualified for sale treatment in the period.

(2)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. The repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007

Net proceeds from new securitizations completed during the period	$—	$—	$1,977
Cash distributions from trusts related to Residual Interests	477	909	782
Servicing fees received(1)	225	246	286
Purchases of previously transferred financial assets for representation and warranty violations	(7)	(37)	(33)
Reimbursements of borrower benefits(2)	(36)	(29)	(22)
Purchases of delinquent Private Education Loans from securitization trusts using delinquent loan call option	—	(172)	(162)
Purchases of loans using clean-up call option	—	(697)	(1,500)

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

(2)	Under the terms of the securitizations, the transaction documents require that the Company reimburse the trusts for any borrower benefits afforded the borrowers of the underlying securitized loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

Residual Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of December 31, 2009 and 2008.

	As of December 31, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total
(Dollars in millions)

Fair value of Residual Interests	$243	$791	$794	$1,828
Underlying securitized loan balance	5,377	14,369	12,986	32,732
Weighted average life	3.3 yrs.	9.0 yrs.	6.3 yrs.
Prepayment speed (annual rate)(2)
Interim status	0%	N/A	0%
Repayment status	0-14%	2-4%	2-15%
Life of loan — repayment status	9%	3%	6%
Expected credit losses (% of student loan principal)(3)(4)	.10%	.25%	5.31%
Residual cash flows discount rate	10.6%	12.3%	27.5%

	As of December 31, 2008
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total
(Dollars in millions)

Fair value of Residual Interests	$250	$918	$1,032	$2,200
Underlying securitized loan balance	7,057	15,077	13,690	35,824
Weighted average life	3.0 yrs.	8.1 yrs.	6.4 yrs.
Prepayment speed (annual rate)(2)
Interim status	0%	N/A	0%
Repayment status	2-19%	1-6%	2-15%
Life of loan — repayment status	12%	4%	6%
Expected credit losses (% of student loan principal)(3)(4)	.11%	.23%	5.22%
Residual cash flows discount rate	13.1%	11.9%	26.3%

(1)	Includes $569 million and $762 million related to the fair value of the Embedded Floor Income as of December 31, 2009 and 2008, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	The Company uses CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. The repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(3)	Remaining expected credit losses as of the respective balance sheet date.

(4)	For Private Education Loan trusts, estimated defaults from settlement to maturity are 12.2 percent and 9.1 percent at December 31, 2009 and 2008, respectively. These estimated defaults do not include recoveries related to defaults but do include prior purchases of loans at par by the Company when loans reached 180 days delinquency (prior to default) under a contingent call option. Although these loan purchases do not result in a realized loss to the trust, the Company has included them here. Not including these purchases in the disclosure would result in estimated defaults of 9.3 percent and 6.1 percent at December 31, 2009 and 2008, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition for off-balance sheet student loans, and the fair value adjustment related to those Residual Interests where the Company has elected to carry such Residual Interests at fair value through earnings under ASC 825.

The Company recorded net unrealized mark-to-market losses of $330 million, $425 million and $24 million in the years ended December 31, 2009, 2008 and 2007, respectively, related to the Residual Interest.

As of December 31, 2009, the Company changed the following significant assumptions compared to those used as of December 31, 2008, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions on FFELP Stafford and Consolidation Loans were decreased. This change reflects the significant decrease in prepayment activity experienced since 2008. This decrease in prepayment activity, which the Company expects will continue into the foreseeable future, was primarily due to a reduction in third-party consolidation activity as a result of the CCRAA and the current U.S. economic and credit environment. This resulted in a $61 million unrealized mark-to-market gain.

•	Life of loan default rate assumptions for Private Education Loans were increased from 9.1 percent to 12.2 percent as a result of the continued weakening of the U.S. economy. This resulted in a $426 million unrealized mark-to-market loss.

As of December 31, 2008, the Company had changed the following significant assumptions compared to those used as of December 31, 2007, to determine the fair value of the Residual Interests:

•	Prepayment speed assumptions were decreased for all three asset types primarily as a result of a significant reduction in prepayment activity experienced, which is expected to continue into the foreseeable future. The decrease in prepayment speeds was primarily due to a reduction in third-party consolidation activity as a result of the CCRAA (for FFELP only) and the current U.S. economic and credit environment. This resulted in a $114 million unrealized mark-to-market gain.

•	Life of loan default rate assumptions for Private Education Loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $79 million unrealized mark-to-market loss.

•	Cost of funds assumptions related to the underlying auction rate securities bonds ($2.3 billion face amount of bonds) within FFELP loan ($1.7 billion face amount of bonds) and Private Education Loan ($0.6 billion face amount of bonds) trusts were increased to take into account the expectations these auction rate securities would continue to reset at higher rates for an extended period of time. This resulted in a $116 million unrealized mark-to-market loss.

•	The discount rate assumption related to the Private Education Loan and FFELP Residual Interests was increased. The Company assessed the appropriateness of the current risk premium, which was added to the risk free rate for the purpose of arriving at a discount rate, in light of the current economic and credit uncertainty that existed in the market as of December 31, 2008. This discount rate was applied to the projected cash flows to arrive at a fair value representative of the then current economic conditions. The Company increased the risk premium by 1,550 basis points and 390 basis points for Private Education Loans and FFELP loans, respectively, to take into account the then current level of cash flow uncertainty and lack of liquidity that existed with the Residual Interests. This resulted in a $904 million unrealized mark-to-market loss.

The Company recorded impairments to the Retained Interests of $254 million for the year ended December 31, 2007. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations ($110 million), impairment to the Floor Income component of the Company’s

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

Retained Interest due to increases in interest rates during the period ($24 million), and increases in prepayments, defaults, and the discount rate related to Private Education Loans ($120 million).

The following table reflects the sensitivity of the current fair value of the Residual Interests to adverse changes in the key economic assumptions used in the valuation of the Residual Interest at December 31, 2009, discussed in detail in the preceding table. The effect of a variation in a particular assumption on the fair value of the Residual Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical, as the actual results could be materially different than these estimates.

	Year Ended December 31, 2009
	FFELP	FFELP
	Stafford/PLUS	Consolidation	Private Education
	Loan Trusts(5)	Loan Trusts(5)	Loan Trusts(5)
(Dollars in millions)

Fair value of Residual Interest	$243	$791 (1)	$794
Weighted-average life	3.3 yrs.	9.0 yrs.	6.3 yrs.
Prepayment speed assumptions(2)
Interim status	0%	N/A	0%
Repayment status	0-14%	2-4%	2-15%
Life of loan — repayment status	9%	3%	6%
Impact on fair value of 5% absolute increase	$(26)	$(85)	$(128)
Impact on fair value of 10% absolute increase	$(47)	$(151)	$(229)
Expected credit losses (as a % of student loan principal)	.10%	.25%	5.31	% (3)
Impact on fair value of 5% absolute increase in default rate	$(4)	$(8)	$(176)
Impact on fair value of 10% absolute increase in default rate	$(9)	$(17)	$(346)
Residual cash flows discount rate	10.6%	12.3%	27.5%
Impact on fair value of 5% absolute increase	$(29)	$(136)	$(116)
Impact on fair value of 10% absolute increase	$(53)	$(230)	$(205)
3 month LIBOR forward curve at December 31, 2009 plus contracted spreads
Difference between Asset and Funding underlying indices(4)
Impact on fair value of 0.25% absolute increase in funding index compared to asset index	$(41)	$(173)	$(2)
Impact on fair value of 0.50% absolute increase in funding index compared to asset index	$(82)	$(345)	$(4)

(1)	Certain consolidation trusts have $3.3 billion of non-U.S. dollar (Euro denominated) bonds outstanding. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with certain counterparties. Additionally, certain Private Education Loan trusts contain interest rate swaps that hedge the basis and reset risk between the Prime indexed assets and LIBOR index notes. As of December 31, 2009, these swaps are in a $910 million gain position (in the aggregate) and the trusts had $603 million of exposure to counterparties (gain position less collateral posted) primarily as a result of the decline in the exchange rates between the U.S. dollar and the Euro. This unrealized market value gain is not part of the fair value of the Residual Interest in the table above. Not all derivatives within the trusts require the swap counterparties to post collateral to the respective trust for changes in market value, unless the trust’s swap counterparty’s credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Ultimately, the Company’s exposure related to a swap counterparty failing to make its payments is limited to the fair value of the related trust’s Residual Interest, which was $1.3 billion as of December 31, 2009.
(2)	See previous table for details on CPR. Impact on fair value due to increase in prepayment speeds only increases the repayment status speeds. Interim status CPR remains 0%.
(3)	Expected credit losses are used to project future cash flows related to the Private Education Loan securitization’s Residual Interest. However, until the fourth quarter of 2008 when it ceased this activity for all trusts settling prior to September 30, 2005, the Company purchased loans at par when the loans reach 180 days delinquent prior to default under a contingent call option, resulting in no credit losses at the trust nor related to the Company’s Residual Interest. When the Company exercises its contingent call option and purchases the loan from the trust at par, the Company records a loss related to these loans that are now on the Company’s balance sheet. The Company recorded losses of $0, $141 million and $123 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to this activity and specialty claims. For all trusts settling after October 1, 2005, the Company does not hold this contingent call option.
(4)	Student loan assets are primarily indexed to a Treasury bill, commercial paper or a prime index. Funding within the trust is primarily indexed to a LIBOR index. Sensitivity analysis increases funding indexes as indicated while keeping the assets underlying indexes fixed.
(5)	In addition to the assumptions in the table above, the Company also projects the reduction in distributions that will result from the various benefit programs that exist related to consecutive on-time payments by borrowers. Related to the entire $1.8 billion Residual Interest, there is $214 million (present value) of benefits projected, which reduce the fair value.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of December 31, 2009 and 2008.

	Off-Balance Sheet Private Education Loan
	Delinquencies
	December 31,		December 31,
	2009		2008
	Balance	%	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$2,546		$3,461
Loans in forbearance(2)	453		700
Loans in repayment and percentage of each status:
Loans current	8,987	90.0%	8,843	92.8%
Loans delinquent 31-60 days(3)	332	3.3	315	3.3
Loans delinquent 61-90 days	151	1.5	121	1.3
Loans delinquent greater than 90 days	517	5.2	251	2.6

Total off-balance sheet Private Education Loans in repayment	9,987	100%	9,530	100%

Total off-balance sheet Private Education Loans, gross	$12,986		$13,691

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes charge-off activity for Private Education Loans in the off-balance sheet trusts for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
(Dollars in millions)

Charge-offs	(423)	(153)	(79)
Charge-offs as a percentage of average loans in repayment	4.4%	1.9%	1.1%
Charge-offs as a percentage of average loans in repayment and forbearance	4.2%	1.6%	.9%
Ending off-balance sheet total Private Education Loans(1)	$13,215	$13,782	$14,227
Average off-balance sheet Private Education Loans in repayment	$9,597	$8,088	$7,305
Ending off-balance sheet Private Education Loans in repayment	$9,987	$9,530	$7,819

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans (see Note 4,“Allowance for Loan Losses”).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments

Risk Management Strategy

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. The Company’s goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities (including the Residual Interest from off-balance sheet securitizations) so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company does not use derivative instruments to hedge credit risk associated with debt issued by the Company. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. The Company views this strategy as a prudent management of interest rate sensitivity. In addition, the Company utilizes derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts, basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions generally do not qualify for hedge accounting under ASC 815 (as discussed below) and thus may adversely impact earnings.

Although the Company uses derivatives to offset (or minimize) the risk of interest rate and foreign currency changes, the use of derivatives does expose the Company to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, has no credit risk exposure to the counterparty; however, the counterparty has exposure to the Company. The Company minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by the Company’s Credit Department. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When the Company has more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. At December 31, 2009 and 2008, the Company had a net positive exposure (derivative gain positions to the Company less collateral which has been posted by counterparties to the Company) related to corporate derivatives of $246 million and $234 million, respectively.

The Company’s on-balance sheet securitization trusts have $10.4 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2009. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. As of December 31, 2009, the net positive exposure on these swaps is $1.2 billion. As previously discussed, the Company’s corporate derivatives contain provisions which require collateral to be posted on a regular basis for changes in market values. The on-balance sheet trusts’ derivatives are structured such that swap counterparties are required to post collateral if their credit rating has been withdrawn or is

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

ASC 815

Derivative instruments that are used as part of the Company’s interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities, including the Residual Interests from off-balance sheet securitizations. In addition, prior to 2008, the Company used equity forward contracts based on the Company’s stock. The Company accounts for its derivatives under ASC 815 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by the Company as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

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

are written options which under ASC 815 have a more stringent effectiveness hurdle to meet. Therefore, these relationships do not satisfy hedging qualifications under ASC 815, but are considered economic hedges for risk management purposes. The Company uses this strategy to minimize its exposure to changes in interest rates.

The Company uses basis swaps to minimize earnings variability caused by having different reset characteristics on the Company’s interest-earning assets and interest-bearing liabilities. These swaps possess a term of up to 14 years with a pay rate indexed to 91-day Treasury bill, 3-month commercial paper, 52-week Treasury bill, LIBOR, Prime, or 1-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on management’s review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. ASC 815 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. The Company’s basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required by ASC 815. Additionally, some of the Company’s FFELP loans can earn at either a variable or a fixed interest rate depending on market interest rates. The Company also has basis swaps that do not meet the ASC 815 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the statement of income.

Prior to 2008, the Company entered into equity forward contracts (see Note 11, “Stockholders’ Equity,” for a further discussion of equity forward contracts and the settlement of all equity forward contracts in January 2008). The Company utilized the strategy to lock in the purchase price of the Company’s stock to better manage the cost of its share repurchases program. In order to qualify as a hedge under ASC 815, the hedged item must impact net income. In this case, the repurchase of the Company’s shares did not impact net income; therefore, the equity forwards did not qualify as a ASC 815 hedge. Prior to December 31, 2007, the Company’s equity forward contracts provided for physical, net share or net cash settlement options. On December 31, 2007, the terms of the contracts were changed to allow for physical settlement only. This effectively changed the characteristics of the contracts so they no longer were derivatives accounted for under ASC 815 and ASC 480 and instead were accounted for as a liability (recorded at the present value of the repurchase price) under ASC 480. The Company has not had any outstanding contracts since January 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2009 and 2008, and their impact on other comprehensive income and earnings for the years ended December 31, 2009, 2008 and 2007.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(Dollars in millions)	Exposure	2009	2008	2009	2008	2009	2008	2009	2008

Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$684	$1,529	$133	$323	$817	$1,852
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	2,932	2,743	44	13	2,976	2,756

Total derivative assets(3)		—	—	3,616	4,272	177	336	3,793	4,608

Derivative Liabilities
Interest rate swaps	Interest rate	(78)	(146)	(6)	—	(639)	(332)	(723)	(478)
Floor/Cap contracts	Interest rate	—	—	—	—	(1,234)	(1,466)	(1,234)	(1,466)
Futures	Interest rate	—	—	—	—	(2)	(3)	(2)	(3)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(192)	(640)	(1)	—	(193)	(640)
Other(2)	Interest rate	—	—	—	—	(18)	—	(18)	—

Total derivative liabilities(3)		(78)	(146)	(198)	(640)	(1,894)	(1,801)	(2,170)	(2,587)

Net total derivatives		$(78)	$(146)	$3,418	$3,632	$(1,717)	$(1,465)	$1,623	$2,021

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of the embedded derivatives in asset-backed financings. The embedded derivatives are required to be accounted for as derivatives.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Gross position	$3,793	$4,608	$(2,170)	$(2,587)
Impact of master netting agreements	(1,009)	(1,594)	1,009	1,594

Derivative values with impact of master netting agreements	2,784	3,014	(1,161)	(993)
Cash collateral	(1,268)	(1,624)	636	—

Net position	$1,516	$1,390	$(525)	$(993)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(Dollars in billions)	2009	2008	2009	2008	2009	2008	2009	2008

Notional Values
Interest rate swaps	$1.7	$4.8	$12.4	$13.4	$148.2	$159.3	$162.3	$177.5
Floor/Cap contracts	—	—	—	—	47.1	32.4	47.1	32.4
Futures	—	—	—	—	.1	.2	.1	.2
Cross currency interest rate swaps	—	—	19.3	23.1	.3	.1	19.6	23.2
Other(1)	—	—	—	—	1.0	.7	1.0	.7

Total derivatives	$1.7	$4.8	$31.7	$36.5	$196.7	$192.7	$230.1	$234.0

(1)	“Other” includes embedded derivatives bifurcated from on-balance sheet securitization debt, as well as embedded derivatives in the asset-backed financings discussed in footnote 2 to the table above.

Impact of Derivatives on Consolidated Statements of Income

	Unrealized Gain			Realized Gain			Unrealized Gain
	(Loss) on			(Loss) on			(Loss) on
	Derivatives(1)(2)			Derivatives(3)			Hedged Item(1)			Total Gain (Loss)
(Dollars in millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

Fair Value Hedges
Interest rate swaps	$(801)	$1,427	$458	$403	$157	$(155)	$850	$(1,532)	$(468)	$452	$52	$(165)
Cross currency interest rate swaps	692	(1,537)	2,200	440	67	(139)	(934)	1,864	(2,129)	198	394	(68)

Total fair value derivatives	(109)	(110)	2,658	843	224	(294)	(84)	332	(2,597)	650	446	(233)
Cash Flow Hedges
Interest rate swaps	2	—	—	(75)	(37)	(1)	—	—	—	(73)	(37)	(1)

Total cash flow derivatives	2	—	—	(75)	(37)	(1)	—	—	—	(73)	(37)	(1)
Trading
Interest rate swaps	(526)	(261)	360	433	584	51	—	—	—	(93)	323	411
Floor/Cap contracts	483	(529)	(209)	(717)	(488)	(68)	—	—	—	(234)	(1,017)	(277)
Futures	1	(3)	—	(1)	3	(1)	—	—	—	—	—	(1)
Cross currency interest rate swaps	(26)	11	3	4	16	—	—	—	—	(22)	27	3
Equity forward contracts	—	—	(1,558)	—	—	—	—	—	—	—	—	(1,558)
Other	(65)	—	—	1	—	—	—	—	—	(64)	—	—

Total trading derivatives	(133)	(782)	(1,404)	(280)	115	(18)	—	—	—	(413)	(667)	(1,422)

Total	(240)	(892)	1,254	488	302	(313)	(84)	332	(2,597)	164	(258)	(1,656)
Less: realized gains (losses) recorded in interest expense	—	—	—	768	187	(295)	—	—	—	768	187	(295)

Gains (losses) on derivative and hedging activities, net	$(240)	$(892)	$1,254	$(280)	$115	$(18)	$(84)	$332	$(2,597)	$(604)	$(445)	$(1,361)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended
	December 31,
(Dollars in millions)	2009	2008	2007

Total gains (losses) on cash flow hedges	$(22)	$(95)	$(17)
Realized (gains) losses recognized in interest expense(1)(2)(3)	63	24	2
Hedge ineffectiveness reclassified to earnings(1)(4)	(1)	—	—

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$40	$(71)	$(15)

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.
(2)	Includes net settlement income/expense.
(3)	The Company expects to reclassify $3 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.
(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

Collateral

Collateral held and pledged at December 31, 2009 and 2008 related to derivative exposures between the Company and its derivative counterparties are detailed in the following table:

	December 31,	December 31,
(Dollars in millions)	2009	2008

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,268	$1,624
Securities at fair value — corporate derivatives (not recorded in financial statements)(2)	112	689
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	717	688

Total collateral held	$2,097	$3,001

Derivative asset at fair value including accrued interest	$3,119	$3,741

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$636	$—
Securities at fair value (recorded in investments)(4)	25	26
Securities at fair value (recorded in restricted investments)(5)	25	—
Securities at fair value re-pledged (not recorded in financial statements)(5)(6)	87	191

Total collateral pledged	$773	$217

Derivative liability at fair value including accrued interest and premium receivable	$758	$677

(1)	At December 31, 2009 and 2008, $447 million and $0, respectively, was held in restricted cash accounts.

(2)	Effective with the downgrade in the Company’s unsecured credit ratings on May 13, 2009, certain counterparties do not allow the Company to sell or re-pledge securities it holds as collateral.

(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

(4)	Counterparty does not have the right to sell or re-pledge securities.

(5)	Counterparty has the right to sell or re-pledge securities.

(6)	Represents securities the Company holds as collateral that have been pledged to other counterparties.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

The Company’s corporate derivatives contain credit contingent features. At the Company’s current unsecured credit rating, it has fully collateralized its corporate derivative liability position of $1.1 billion with its counterparties. Further downgrades would not result in any additional collateral requirements, except to provide for more frequent collateral calls. Two counterparties have the right to terminate the contracts with further downgrades, however, these counterparties are currently in an asset position and would be required to deliver assets to the Company in order to terminate. Trust related derivatives do not contain credit contingent features related to the Company’s or trust’s credit ratings.

Additionally, as of December 31, 2009 and 2008, $381 million and $340 million, respectively, in collateral related to off-balance sheet trust derivatives were held by these off-balance sheet trusts. Collateral posted by third parties to the off-balance sheet trusts cannot be sold or re-pledged by the trusts.

10.	Other Assets

The following table provides the detail of the Company’s other assets at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Derivatives at fair value	$2,783,696	29%	$3,013,644	27%
Accrued interest receivable	2,566,984	27	3,466,404	31
Income tax asset, net current and deferred	1,750,424	18	1,661,039	15
APG purchased paper related receivables and real estate owned	286,108	3	1,222,345	11
Benefit and insurance-related investments	472,079	5	472,899	4
Fixed assets, net	322,481	3	313,059	3
Accounts receivable — general	807,086	9	712,854	6
Other	511,500	6	278,533	3

Total	$9,500,358	100%	$11,140,777	100%

The “Derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At December 31, 2009 and 2008, these balances included $3.4 billion and $3.6 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of December 31, 2009 and 2008, the cumulative mark-to-market adjustment to the hedged debt was $(3.4) billion and $(3.4) billion, respectively.

11.	Stockholders’ Equity

Preferred Stock

At December 31, 2009, the Company had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). Neither series has a maturity date but can be redeemed at the Company’s option beginning November 16, 2009 for Series A Preferred Stock, and on any dividend payment date on or after June 15, 2010 for Series B Preferred Stock. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of the Company’s other securities or

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

On December 31, 2009, the Company had outstanding 810,000 shares of 7.25 percent Mandatory Convertible Preferred Stock, Series C (the “Series C Preferred Stock”). The Series C Preferred Stock was issued on December 31, 2007, and resulted in net proceeds of approximately $1.0 billion. An additional 150,000 shares were issued on January 9, 2008, as a result of the underwriters exercising their over-allotment option, and resulted in net proceeds of $145.5 million. Each share of Series C Preferred Stock has a $1,000 liquidation preference and is subject to mandatory conversion on December 15, 2010. On the mandatory conversion date, each share of the Series C Preferred Stock will automatically convert into shares of the Company’s common stock based on a conversion rate calculated using the average of the closing prices per share of the Company’s common stock during the 20 consecutive trading day period ending on the third trading day immediately preceding the mandatory conversion date. If the applicable market value on the mandatory conversion date is (i) greater than $23.97, the conversion rate is 41.7188 shares of the Company’s common stock per share of Series C Preferred Stock, (ii) less than $19.65, the conversion rate is 50.8906 shares of the Company’s common stock per share of Series C Preferred Stock, or (iii) equal to or less than $23.97 but greater than or equal to $19.65, the conversion rate is $1,000 divided by the applicable market value, which is between 41.7188 shares and 50.8906 shares of the Company’s common stock per share of Series C Preferred Stock. At any time prior to December 15, 2010, the holder may elect optional conversion in whole or in part at the minimum conversion rate of 41.7188 shares of the Company’s common stock per share of Series C Preferred Stock. Series C Preferred Stock is not redeemable. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series C Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of 7.25 percent per share.

During 2009, the Company converted $339 million of its Series C Preferred Stock to common stock. As part of this conversion, the Company delivered to the holders of the preferred stock: (1) approximately 17 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in additional expense recorded as part of preferred stock dividends for the year of approximately $53 million.

Common Stock

The Company’s shareholders have authorized the issuance of 1.1 billion shares of common stock (par value of $.20). At December 31, 2009, 485 million shares were issued and outstanding and 77 million shares were unissued but encumbered for outstanding Series C Preferred Stock, outstanding stock options for employee compensation, and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in Note 13, “Stock-Based Compensation Plans and Arrangements.”

On December 31, 2007, the Company issued 101,781,170 shares of its common stock at a price of $19.65 per share. Net proceeds from the sale were approximately $1.9 billion. The Company used

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11.	Stockholders’ Equity (Continued)

approximately $2.0 billion of the net proceeds from the sale of Series C Preferred Stock and the sale of its common stock to settle its outstanding equity forward contract (see “Common Stock Repurchase Program and Equity Forward Contracts” below). The remaining proceeds were used for general corporate purposes. The Company issued 9,781,170 shares of the 102 million share offering from its treasury stock. These shares were removed from treasury stock at an average cost of $43.13, resulting in a $422 million decrease to the balance of treasury stock with an offsetting $235 million decrease to retained earnings.

Common Stock Repurchase Program and Equity Forward Contracts

The Company has historically repurchased its common stock through both open market purchases and settlement of equity forward contracts. Beginning on November 29, 2007, the Company amended or closed out certain equity forward contracts. On December 19, 2007, the Company entered into a series of transactions with its equity forward counterparties and Citibank, N.A. (“Citibank”) to assign all of its remaining equity forward contracts, covering 44,039,890 shares, to Citibank. In connection with the assignment of the equity forward contracts, the Company and Citibank amended the terms of the equity forward contract to eliminate all stock price triggers (which had previously allowed the counterparty to terminate the contracts prior to their scheduled maturity date) and termination events based on the Company’s credit ratings. The strike price of the equity forward contract on December 19, 2007, was $45.25 with a maturity date of February 22, 2008. The new Citibank equity forward contract was 100 percent collateralized with cash. On December 31, 2007, the Company and Citibank agreed to physically settle the contract and the Company paid Citibank approximately $1.1 billion, the difference between the contract purchase price and the previous market closing price on the 44,039,890 shares. This effectively changed the characteristics of the contract so it no longer was a derivative accounted for under ASC 815 and instead was a liability (recorded at the present value of the repurchase price) under ASC 480. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the shares issued in the public offerings and the physical settlement of the equity forward contract. As of December 31, 2007, the 44 million shares under this equity forward contract are reflected in treasury stock. The Company paid Citibank the remaining balance of approximately $0.9 billion due under the contract on January 9, 2008. The Company has no outstanding equity forward positions outstanding after the contract settlement on January 9, 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11.	Stockholders’ Equity (Continued)

The following table summarizes the Company’s common share repurchases and issuances for the years ended December 31, 2009, 2008 and 2007. Equity forward activity for the year ended December 31, 2007 is also reported.

	Years Ended December 31,
(Shares in millions)	2009	2008	2007

Common shares repurchased:
Open market	—	—	1.8
Equity forward contracts	—	—	4.2
Equity forward contracts agreed to be settled(1)	—	—	44.0
Benefit plans(2)	.3	1.0	3.3

Total shares repurchased	.3	1.0	53.3

Average purchase price per share	$20.29	$24.51	$44.59

Common shares issued	17.8	1.9	109.2

Equity forward contracts:
Outstanding at beginning of period	—	—	48.2
New contracts	—	—	—
Settlements	—	—	(4.2)
Agreed to be settled(1)	—	—	(44.0)

Outstanding at end of period	—	—	—

Authority remaining at end of period for repurchases	38.8	38.8	38.8

(1)	On December 31, 2007, the Company and Citibank agreed to physically settle the contract as detailed above. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the physical settlement of the equity forward contract. At December 31, 2007, the 44 million shares under this equity forward contract were reflected in treasury stock.

(2)	Shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on December 31, 2009 was $11.27.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11.	Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on investments, unrealized gains and losses on derivatives, and defined benefit pension plans. The following table presents the cumulative balances of the components of other comprehensive income for the years ended December 31, 2009, 2008 and 2007.

	December 31,
	2009	2008	2007

Net unrealized gains (losses) on investments(1)	$1,629	$(1,243)	$238,772
Net unrealized (losses) on derivatives(2)	(53,899)	(93,986)	(22,574)
Defined benefit pension plans:
Net gain	11,445	18,753	20,166

Total defined benefit pension plans(3)	11,445	18,753	20,166

Total accumulated other comprehensive income	$(40,825)	$(76,476)	$236,364

(1)	Net of tax expense of $901 as of December 31, 2009, tax benefit of $750 as of December 31, 2008, and tax expense of $125,473 as of December 31, 2007.

(2)	Net of tax benefit of $31,129, $53,419 and $12,682 as of December 31, 2009, 2008 and 2007, respectively.

(3)	Net of tax expense of $6,780, $10,967 and $11,677 as of December 31, 2009, 2008 and 2007, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

12.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Numerator:
Net income (loss) from continuing operations attributable to common stock	$335,992	$(180,613)	$(939,815)
Adjusted for dividends of Series C Preferred Stock(1)	—	—	—

Net income (loss) from continuing operations attributable to common stock, adjusted	335,992	(180,613)	(939,815)
Net income (loss) from discontinued operations	(157,690)	(143,219)	6,276

Net income (loss) attributable to common stock	$178,302	$(323,832)	$(933,539)

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	470,858	466,642	412,233
Effect of dilutive securities:
Dilutive effect of Series C Preferred Stock(1)	—	—	—
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(2)	726	—	—

Dilutive potential common shares(3)	726	—	—

Weighted average shares used to compute diluted EPS	471,584	466,642	412,233

Basic earnings (loss) per common share:
Continuing operations	$.71	$(.39)	$(2.28)
Discontinued operations	(.33)	(.30)	.02

Total	$.38	$(.69)	$(2.26)

Diluted earnings (loss) per common share:
Continuing operations	$.71	$(.39)	$(2.28)
Discontinued operations	(.33)	(.30)	.02

Total	$.38	$(.69)	$(2.26)

(1)	The Company’s 7.25 percent Mandatory Convertible Preferred Stock Series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between approximately 34 million and 41 million shares of common stock, depending upon the Company’s stock price at that time. These instruments were anti-dilutive for the years ended December 31, 2009, 2008 and 2007.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method, and equity forward contracts determined by the reverse treasury stock method. The Company settled all of its outstanding equity forward contracts in January 2008.

(3)	For the years ended December 31, 2009, 2008 and 2007, stock options covering approximately 42 million, 38 million and 37 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

13.	Stock-Based Compensation Plans and Arrangements

As of December 31, 2009, the Company has two active stock-based compensation plans that provide for grants of stock, stock options, restricted stock and restricted stock units to its employees and non-employee directors. The Company also maintains the Employee Stock Purchase Plan (the “ESPP”). Shares issued under these stock-based compensation plans may be either shares reacquired by the Company or shares that are

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

authorized but unissued. The Company also makes grants of stock-based awards under individually negotiated arrangements.

The SLM 2009-2012 Incentive Plan was approved by shareholders on May 22, 2009, and expires on May 22, 2012. At December 31, 2009, 12.1 million shares were authorized to be issued from this plan.

The SLM Corporation Directors Equity Plan, under which stock options and restricted stock are granted to non-employee members of the board of directors, was approved on May 22, 2009, and expires on May 22, 2012. At December 31, 2009, 1 million shares were authorized to be issued from this plan. The Company’s non-employee directors are considered employees under the provisions of ASC 718.

From January 1, 2007 through May 21, 2009, the Company granted stock options and restricted stock to its employees and non-employee directors under the SLM Corporation Incentive Plan and the Directors Stock Plan.

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 was $51 million, $86 million, and $75 million, respectively. The related income tax benefit for the years ended December 31, 2009, 2008 and 2007 was $19 million, $32 million and $28 million, respectively. As of December 31, 2009, there was $36 million of total unrecognized compensation cost related to stock-based compensation programs, which is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

The maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of the Company’s common stock on the grant date. The Company has granted time-vested, price-vested and performance-vested options to its employees and non-employee directors. Time-vested options granted to non-management employees vest one-half in 18 months from grant date and the second one-half in 36 months from grant date. Time-vested options granted to management employees vest one-third per year for three years. Price-vested options granted to management employees vest upon the Company’s common stock price reaching a targeted closing price for a set number of days, with a cliff vesting on the eighth anniversary of their grant date. Price-vested options granted to non-employee directors vest upon the Company’s common stock price reaching a targeted closing price for a set number of days or the director’s election to the Board, whichever occurs later, with a cliff vesting on the fifth anniversary of their grant date. Performance-vested options granted to senior management employees vest one-third per year for three years based on earnings-related performance targets.

The fair values of the options granted in the years ended December 31, 2009, 2008 and 2007 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2009	2008	2007

Risk-free interest rate	1.51%	2.50%	4.88%
Expected volatility	80%	44%	21%
Expected dividend rate	0.00%	0.00%	2.20%
Expected life of the option	3.5 years	3.3 years	3.2 years

The expected life of the options is based on observed historical exercise patterns. Groups of employees (including non-employee directors) that have received similar option grant terms are considered separately for

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the grant date and historical volatility of the Company’s stock consistent with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the grant date, divided by the stock price at the grant date.

As of December 31, 2009, there was $32 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes stock option activity for the year ended December 31, 2009.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Term	Value

Outstanding at December 31, 2008	38,804,704	$33.90
Granted	9,312,700	10.59
Exercised	(62,600)	10.60
Canceled	(4,760,084)	31.47

Outstanding at December 31, 2009(1)	43,294,720	$28.77	6.13 yrs	$—

Exercisable at December 31, 2009	24,225,317	$34.60	4.59 yrs	$—

(1)	Includes gross number of net-settled options awarded. Options granted in 2009 were granted as net-settled options. Upon exercise of a net-settled option, employees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Shares for the option cost equal the option price multiplied by the number of gross options exercised divided by the fair market value of SLM common stock at the time of exercise.

The weighted average fair value of options granted was $5.82, $6.93 and $7.89 for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised was $.1 million, $.8 million and $140 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash received from option exercises was $.1 million for the year ended December 31, 2009. The actual tax benefit realized for the tax deductions from option exercises totaled $.02 million for the year ended December 31, 2009.

Restricted Stock

Restricted stock vests over a minimum of a 12-month performance period, and generally vests between one and three years based on earnings-related performance vesting criteria being met. Non-vested restricted stock granted prior to January 25, 2007 is entitled to dividend credits; non-vested restricted stock granted on or after January 25, 2007 is not.

The fair value of restricted stock awards is determined on the grant date based on the Company’s stock price and is amortized to compensation cost on a straight-line basis over the related vesting periods. As of December 31, 2009, there was $3 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes restricted stock activity for the year ended December 31, 2009.

		Weighted
		Average Grant
	Number of	Date
	Shares	Fair Value

Non-vested at December 31, 2008	754,546	$26.99
Granted	425,400	7.92
Vested	(300,396)	28.81
Canceled	(34,970)	34.05

Non-vested at December 31, 2009	844,580	$16.45

The total fair value of shares that vested during the years ended December 31, 2009, 2008 and 2007, was $9 million, $11 million and $8 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are stock awards granted to employees that entitle the holder to shares of the Company’s common stock as the award vests. The fair value of each grant is determined on the grant date based on the Company’s stock price and is amortized to compensation cost on a straight-line basis over the related vesting periods, which are generally between one and three years based on earnings-related performance vesting criteria being met. As of December 31, 2009, there was $.3 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes RSU activity for the year ended December 31, 2009.

		Weighted
		Average Grant
	Number of	Date
	RSUs	Fair Value

Outstanding at December 31, 2008	15,500	$11.58
Granted	64,000	11.21
Canceled	(500)	11.21
Vested and converted to common stock	(3,250)	16.22

Outstanding at December 31, 2009	75,750	$11.07

The total fair value of RSUs that vested and converted to common stock during the year ended December 31, 2009 was $.1 million. RSUs with a fair value of $26 million vested during the year ended December 31, 2007 but weren’t converted to common stock until 2008.

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

The fair values of the stock purchase rights of the ESPP offerings in the years ended December 31, 2009, 2008 and 2007 were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended December 31,
	2009	2008	2007

Risk-free interest rate	.53%	1.91%	4.97%
Expected volatility	103%	58%	23%
Expected dividend rate	0.00%	0.00%	2.19%
Expected life of the option	1 year	1 year	2 years

The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the grant date and historical volatility of the Company’s stock consistent with the expected life. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life. The dividend yield is based on the projected annual dividend payment per share based on the current dividend amount at the grant date divided by the stock price at the grant date.

The weighted average fair value of the stock purchase rights of the ESPP offerings for the years ended December 31, 2009, 2008 and 2007 was $4.88, $6.57 and $10.41, respectively. The fair values for 2009 and 2008 were amortized to compensation cost on a straight-line basis over a one-year vesting period. The fair value for 2007 was amortized to compensation cost on a straight-line basis over a two-year vesting period. As of December 31, 2009, there was $.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized in January 2010.

During the year ended December 31, 2007, plan participants purchased 215,058 shares of the Company’s common stock. No shares were purchased in 2008 or 2009.

14.	Other Income

The following table summarizes the components of “other income” in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Gains on debt repurchases	$536,190	$64,477	$—
Late fees and forbearance fees	146,038	142,958	135,627
Asset servicing and other transaction fees	112,162	108,292	110,215
Loan servicing fees	53,013	26,458	26,094
Foreign currency translation gains (losses), net	22,956	(30,793)	(2,952)
Other	58,791	80,684	116,091

Total other income	$929,150	$392,076	$385,075

Gains on Debt Repurchases

The Company began actively repurchasing its outstanding debt in the second quarter of 2008. The Company repurchased $3.4 billion and $1.9 billion face amount of its senior unsecured notes for the years ended December 31, 2009 and 2008, respectively. Since the second quarter of 2008, the Company repurchased

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.	Other Income (Continued)

$5.3 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016.

Late Fees and Forbearance Fees

The Company recognizes late fees and forbearance fees on student loans when earned according to the contractual provisions of the promissory notes, as well as the Company’s expectation of collectability.

Asset Servicing and Other Transaction Fees

The Company’s Upromise subsidiary has a number of programs that encourage consumers to save for the cost of college education. Upromise has established a consumer savings network which is designed to promote college savings by consumers who are members of this program by encouraging them to purchase goods and services from the companies that participate in the program (“Participating Companies”). Participating Companies generally pay Upromise transaction fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the Participating Company. Typically, a percentage of the purchase price of the consumer members’ eligible purchases with Participating Companies is set aside in an account maintained by Upromise on the behalf of its members. The Company recognizes transaction fee revenue in accordance with ASC 605, “Revenue Recognition,” as marketing services focused on increasing member purchase volume are rendered based on contractually determined rates and member purchase volumes.

Upromise, through its wholly owned subsidiaries, UII, a registered broker-dealer, and UIA, a registered investment advisor, provides program management, transfer and servicing agent services, and administration services for various 529 college-savings plans. The fees associated with the provision of these services are recognized in accordance with ASC 605 based on contractually determined rates which are a combination of fees based on the net asset value of the investments within the 529 college-savings plans and the number of accounts for which UII and UIA provide record-keeping and account servicing functions.

15.	Restructuring Activities

In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. The plan focused on conforming the Company’s lending activities to the economic environment, exiting certain customer relationships and product lines, winding down the Company’s debt purchased paper businesses, and significantly reducing its operating expenses. The restructuring plan is essentially completed and the Company’s objectives have been met. Restructuring expenses from the fourth quarter of 2007 through the fourth quarter of 2009 totaled $129 million of which $120 million was recorded in continuing operations and $9 million was recorded in discontinued operations. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 2,900 positions, or approximately 25 percent of the workforce. The Company estimates approximately $5 million of additional restructuring expenses associated with its current cost reduction efforts will be incurred. On September 17, 2009, the House passed SAFRA which, if signed into law, would eliminate the FFELP and require that, after July 1, 2010, all new federal loans be made through the Direct Loan program. The Senate has yet to take up the legislation. If this legislation is signed into law, the Company will undertake another significant restructuring to conform its infrastructure to the elimination of the FFELP and achieve additional expense reduction.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Restructuring Activities (Continued)

The following table summarizes the restructuring expenses incurred to date.

				Cumulative Expense
	Years Ended December 31,			as of December 31,
	2009	2008	2007	2009

Severance costs	$11,196	$62,599	$22,505	$96,300
Lease and other contract termination costs	890	9,517	—	10,407
Exit and other costs	1,681	11,400	—	13,081

Total restructuring from continuing operations(1)	13,767	83,516	22,505	119,788
Total restructuring from discontinued operations	8,462	259	—	8,721

Total	$22,229	$83,775	$22,505	$128,509

(1)	Aggregate restructuring expenses from continuing operations incurred across the Company’s reportable segments during the years ended December 31, 2009, 2008 and 2007 totaled $10 million, $49 million and $19 million, respectively, in the Company’s Lending reportable segment; $1 million, $11 million and $2 million, respectively, in the Company’s APG reportable segment; and $3 million, $23 million and $2 million, respectively, in the Company’s Corporate and Other reportable segment.

Since its inception in the fourth quarter of 2007 through December 31, 2009, cumulative severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 2,900 positions. Position eliminations were across all of the Company’s reportable segments, ranging from senior executives to servicing center personnel. Lease and other contract termination costs and exit and other costs incurred during 2009 and 2008 related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2007	$18,329	$—	$—	$18,329
Net accruals from continuing operations	62,599	9,517	11,400	83,516
Net accruals from discontinued operations	259	—	—	259
Cash paid	(66,063)	(6,719)	(11,340)	(84,122)

Balance at December 31, 2008	15,124	2,798	60	17,982
Net accruals from continuing operations	11,196	890	1,681	13,767
Net accruals from discontinued operations	6,562	1,900	—	8,462
Cash paid	(23,687)	(1,807)	(1,741)	(27,235)

Balance at December 31, 2009	$9,195	$3,781	$—	$12,976

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Restructuring Activities (Continued)

16.	Fair Value Measurements

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

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for the Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model’s output with market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

The Company categorizes its fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices.

•	Level 2 — Inputs from active markets, other than quoted prices for identical instruments, are used to determine fair value. Significant inputs are directly observable from active markets for substantially the full term of the asset or liability being valued.

•	Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs.

Student Loans

The Company’s FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale; however, the fair value is disclosed in compliance with GAAP. FFELP loans classified as held-for-sale are those which the Company has the ability and intent to sell under various ED loan purchase programs. In these instances, the FFELP loans are valued using the committed sales price under the programs. For all other FFELP loans and Private Education Loans, fair value was determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and expected

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Value Measurements (Continued)

Repayment Borrower Benefits to be earned. In addition, the Floor Income component of the Company’s FFELP loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants.

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

Cash and Investments (Including “Restricted”)

Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. Investments are classified as trading or available-for-sale are carried at fair value in the financial statements. Investments in U.S. Treasury securities and securities issued by U.S. government agencies that are traded in active markets were valued using observable market prices. Other investments for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. The fair value of investments in Commercial Paper, Asset Backed Commercial Paper, or Demand Deposits that have a remaining term of less than 90 days when purchased are estimated at cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. These investments consist of mostly overnight/weekly maturity instruments with highly-rated counterparties.

Borrowings

Borrowings are accounted for at cost in the financial statements except when denominated in a foreign currency or when designated as the hedged item in a fair value hedge relationship. When the hedged risk is the benchmark interest rate and not full fair value, the cost basis is adjusted for changes in value due to benchmark interest rates only. Additionally, foreign currency denominated borrowings are re-measured at current spot rates in the financial statements. The full fair value of all borrowings is disclosed. Fair value was determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, observable yield curves, foreign currency exchange rates, volatilities from active markets or from quotes from broker-dealers. Credit adjustments for unsecured corporate debt are made based on indicative quotes from observable trades and spreads on credit default swaps specific to the Company. Credit adjustments for secured borrowings are based on indicative quotes from broker-dealers. These adjustments for both secured and unsecured borrowings are material to the overall valuation of these items and, currently, are based on inputs from inactive markets.

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

markets require significant adjustments and judgment in determining fair value that cannot be corroborated with market transactions. When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company related to SLM Corporation derivatives, the Company fully collateralizes the exposure, minimizing the adjustment necessary to the derivative valuations for the Company’s credit risk. While trusts that contain derivatives are not required to post collateral to counterparties, the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs. The carrying value of borrowings designated as the hedged item in an ASC 815 fair value hedge are adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

During 2008 and 2009, the bid/ask spread widened significantly for derivatives indexed to certain interest rate indices as a result of market inactivity. As such, significant adjustments for the bid/ask spread and unobservable inputs were used in the fair value calculation resulting in these instruments being classified as level 3 in the fair value hierarchy. Additionally, significant unobservable inputs were used to model the amortizing notional of some swaps tied to securitized asset balances and, as such, these derivatives have been classified as level 3 in the fair value hierarchy. These swaps were transferred into level 3 during the first quarter of 2009 due to a change in the assumption regarding successful remarketing and significant unobservable inputs used to model notional amortizations.

Residual Interests

The Residual Interests are carried at fair value in the financial statements. No active market exists for student loan Residual Interests; as such, the fair value is calculated using discounted cash flow models and option models. Observable inputs from active markets are used where available, including yield curves and volatilities. Significant unobservable inputs such as prepayment speeds, default rates, certain bonds’ costs of funds and discount rates are used in determining the fair value and require significant judgment. These unobservable inputs are internally determined based upon analysis of historical data and expected industry trends. On a quarterly basis the Company back tests its prepayment speed, default rates and costs of funds assumptions by comparing those assumptions to actuals experienced. Additionally, the Company uses non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interests. Market transactions are not available to validate the models’ results. An analysis of the impact of changes to significant inputs is addressed further in Note 8, “Student Loan Securitization.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Value Measurements (Continued)

The following tables summarize the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of December 31, 2009 and 2008.

	Fair Value Measurements on a Recurring
	Basis as of December 31, 2009
				Counterparty		Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Netting	Total(4)	Collateral	Net

Assets
Available for sale investments	$—	$1,330	$—	$—	$1,330	$—	$1,330
Retained Interest in off-balance sheet securitized loans	—	—	1,828	—	1,828	—	1,828
Derivative instruments(1)(2)	—	2,023	1,770	(1,009)	2,784	(1,268)	1,516

Total assets	$—	$3,353	$3,598	$(1,009)	$5,942	$(1,268)	$4,674

Liabilities(3)
Derivative instruments(1)(2)	$(2)	$(1,650)	$(518)	$1,009	$(1,161)	$636	$(525)

Total liabilities	$(2)	$(1,650)	$(518)	$1,009	$(1,161)	$636	$(525)

	Fair Value Measurements on a Recurring
	Basis as of December 31, 2008
				Counterparty		Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Netting	Total(4)	Collateral	Net

Assets
Available for sale investments	$—	$899	$—	$—	$899	$—	$899
Retained Interest in off-balance sheet securitized loans	—	—	2,200	—	2,200	—	2,200
Derivative instruments(1)(2)	—	4,372	236	(1,594)	3,014	(1,624)	1,390

Total assets	$—	$5,271	$2,436	$(1,594)	$6,113	$(1,624)	$4,489

Liabilities(3)
Derivative instruments(1)(2)	$(3)	$(2,007)	$(577)	$1,594	$(993)	$—	$(993)

Total liabilities	$(3)	$(2,007)	$(577)	$1,594	$(993)	$—	$(993)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Level 1 derivatives include euro-dollar futures contracts. Level 2 derivatives include derivatives indexed to interest rate indices and currencies that are considered liquid. Level 3 derivatives include derivatives indexed to illiquid interest rate indices and derivatives for which significant adjustments were made to observable inputs.

(3)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(4)	As carried on the balance sheet.

At December 31, 2009 and 2008, the Company had $0 and $462 million (fair value), respectively, of financial instruments recorded on its balance sheet at fair value on a non-recurring basis. The 2008 amount related to FFELP Stafford Loans held-for-sale under one of the ED loan purchase programs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Value Measurements (Continued)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	2009				2008
	Residual		Derivative		Residual		Derivative
(Dollars in millions)	Interests		Instruments	Total	Interests		Instruments		Total

Balance, beginning of period	$2,200		$(341)	$1,859	$3,044		$(71)		$2,973
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	120		91	211	79		(314)		(235)
Included in other comprehensive income	—		—	—	—		—		—
Purchases, issuances and settlements	(492)		434	(58)	(923)		35		(888)
Transfers in and/or out of Level 3	—		1,068	1,068	—		9		9

Balance, end of period	$1,828		$1,252	$3,080	$2,200		$(341)		$1,859

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(330	)(2)	$439(3)	$109	$(424	)(2)	$(298	)(3)	$(722)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended
	December 31,
(Dollars in millions)	2009	2008

Servicing and securitization revenue	$120	$79
Gains (losses) on derivative and hedging activities, net	298	(314)
Interest expense	(207)	—

Total	$211	$(235)

(2)	Recorded in “servicing and securitization revenue (loss)” in the consolidated statements of income.

(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Value Measurements (Continued)

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments, as of December 31, 2009 and 2008.

	December 31, 2009			December 31, 2008
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$119,747	$121,053	$(1,306)	$107,319	$124,220	$(16,901)
Private Education Loans	20,278	22,753	(2,475)	14,141	20,582	(6,441)
Other loans	219	420	(201)	619	729	(110)
Cash and investments	13,253	13,253	—	8,646	8,646	—

Total earning assets	153,497	157,479	(3,982)	130,725	154,177	(23,452)

Interest-bearing liabilities
Short-term borrowings	30,988	30,897	(91)	41,608	41,933	325
Long-term borrowings	123,049	130,546	7,497	93,462	118,225	24,763

Total interest-bearing liabilities	154,037	161,443	7,406	135,070	160,158	25,088

Derivative financial instruments
Floor Income/Cap contracts	(1,234)	(1,234)	—	(1,466)	(1,466)	—
Interest rate swaps	94	94	—	1,374	1,374	—
Cross currency interest rate swaps	2,783	2,783	—	2,116	2,116	—
Futures contracts	(2)	(2)	—	(3)	(3)	—
Other	(18)	(18)	—	—	—	—
Other
Residual interest in securitized assets	1,828	1,828	—	2,200	2,200	—

Excess of net asset fair value over carrying value			$3,424			$1,636

17.	Commitments, Contingencies and Guarantees

The Company offers a line of credit to certain financial institutions and other institutions in the higher education community for the purpose of originating student loans. In connection with these agreements, the Company also enters into a participation agreement with the institution to participate in the loans as they are originated. In the event that a line of credit is drawn upon, the loan is collateralized by underlying student loans and is usually participated in on the same day. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment, the Company does not participate in the loan and the counterparty subsequently fails to perform according to the terms of its contract with the Company. At December 31, 2009 and 2008, the contractual amount of these financial obligations was $850 million and $1.0 billion, respectively. There were no outstanding draws at December 31, 2009. All outstanding commitments at December 31, 2009 mature in 2010.

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

lack a fixed or determinable amount as it ultimately is based on the lending partner’s origination activity. FFELP forward purchase contracts typically contain language relieving the Company of most of its responsibilities under the contract due to, among other things, changes in student loan legislation. These commitments are not accounted for as derivatives under ASC 815 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount. At December 31, 2009, there were $1.3 billion of originated loans (FFELP and Private Education Loans) in the pipeline that the Company is committed to purchase.

Investor Litigation

On January 31, 2008, a putative class action lawsuit was filed against the Company and certain officers in the U.S. District Court for the Southern District of New York. This case and other actions arising out of the same circumstances and alleged acts have been consolidated and are now identified as In Re SLM Corporation Securities Litigation. The case purports to be brought on behalf of those who acquired common stock of the Company between January 18, 2007 and January 23, 2008 (the “Securities Class Period”). The complaint alleges that the Company and certain officers violated federal securities laws by issuing a series of materially false and misleading statements and that the statements had the effect of artificially inflating the market price for the Company’s securities. The complaint alleges that defendants caused the Company’s results for year-end 2006 and for the first quarter of 2007 to be materially misstated because the Company failed to adequately provide for loan losses, which overstated the Company’s net income, and that the Company failed to adequately disclose allegedly known trends and uncertainties with respect to its non-traditional loan portfolio. On July 23, 2008, the court appointed Westchester Capital Management (“Westchester”) Lead Plaintiff. On December 8, 2008, Lead Plaintiff filed a consolidated amended complaint. In addition to the prior allegations, the consolidated amended complaint alleges that the Company understated loan delinquencies and loan loss reserves by promoting loan forbearances. On December 19, 2008, and December 31, 2008, two rejected lead plaintiffs filed a challenge to Westchester as Lead Plaintiff. On April 1, 2009, the court named a new Lead Plaintiff, SLM Venture, and Westchester appealed to the Second Circuit Court of Appeals. On September 3, 2009, Lead Plaintiffs filed a Second Amended Consolidated Complaint on largely the same allegations as the Consolidated Amended Complaint, but dropped one of the three senior officers as a defendant. On October 1, 2009, the Second Circuit Court of Appeals denied Westchester’s Writ of Mandamus, thereby deciding the Lead Plaintiff question in favor of SLM Venture. On December 11, 2009, Defendants filed a Motion to Dismiss the Second Amended Consolidated Complaint. This Motion is pending. Lead Plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs, and equitable and injunctive relief.

A similar case is pending against the Company, certain officers, retirement plan fiduciaries, and the Board of Directors, In Re SLM Corporation ERISA Litigation, also in the U.S. District Court for the Southern District of New York. The proposed class consists of participants in or beneficiaries of the Sallie Mae 401(K) Retirement Savings Plan (“401K Plan”) between January 18, 2007 and “the present” whose accounts included investments in Sallie Mae stock (“401K Class Period”). The complaint alleges breaches of fiduciary duties and prohibited transactions in violation of the Employee Retirement Income Security Act arising out of alleged false and misleading public statements regarding the Company’s business made during the 401(K) Class Period and investments in the Company’s common stock by participants in the 401(K) Plan. On December 15, 2008, Plaintiffs filed a Consolidated Class Action Complaint and a Second Consolidated Amended Complaint on September 10, 2009. On November 10, 2009, Defendants filed a Motion to Dismiss the matter on all counts. This Motion is pending. The plaintiffs seek unspecified damages, attorneys’ fees, costs, and equitable and injunctive relief.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Commitments, Contingencies and Guarantees (Continued)

OIG Investigation

On August 3, 2009, the Company received the final audit report of ED’s Office of the Inspector General (“OIG”) related to the Company’s billing practices for special allowance payments. Among other things, the OIG recommended that ED instruct the Company to return approximately $22 million in alleged special allowance overpayments. The Company continues to believe that its practices were consistent with longstanding ED guidance and all applicable rules and regulations and intends to continue disputing these findings. The Company provided its response to the Secretary on October 2, 2009. The OIG has audited other industry participants with regard to special allowance payments for loans funded by tax exempt obligations and, in certain cases, the Secretary of ED has disagreed with the OIG’s recommendations.

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

In accordance with ASC 450, “Contingencies,” the Company is required to establish reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves.

Based on current knowledge, reserves have not been established for any pending litigation or regulatory matters. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

18.	Benefit Plans

Pension Plans

As of December 31, 2009, the Company’s qualified and supplemental pension plans (the “Pension Plans”) are frozen with respect to new entrants and participants with less than ten years of service on June 30, 2004. No further benefits will accrue with respect to these participants under the Pension Plans, other than interest accruals on cash balance accounts. Participants with less than five years of service as of June 30, 2004 were fully vested.

For those participants who continued to accrue benefits under the Pension Plans until July 1, 2009, benefits were credited using a cash balance formula. Under the formula, each participant has an account, for

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

record keeping purposes only, to which credits were allocated each payroll period based on a percentage of the participant’s compensation for the current pay period. The applicable percentage was determined by the participant’s number of years of service with the Company. If an individual participated in the Company’s prior pension plan as of September 30, 1999 and met certain age and service criteria, the participant (“grandfathered participant”) will receive the greater of the benefits calculated under the prior plan, which uses a final average pay plan method, or the current plan under the cash balance formula.

The Company does not provide other postretirement benefits such as postretirement health care or postretirement life insurance benefits.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

Qualified and Nonqualified Plans

The following tables provide a reconciliation of the changes in the qualified and nonqualified plan benefit obligations, fair value of assets, and other comprehensive income for the years ended December 31, 2009 and 2008, respectively, based on a December 31 measurement date:

	December 31,
	2009	2008

Change in benefit obligation
Projected benefit obligation at beginning of year	$206,887	$227,651
Service cost	3,231	6,566
Interest cost	12,350	12,908
Actuarial (gain)/loss	2,169	(4,204)
Plan curtailment	—	114
Plan settlement	—	—
Special termination benefits	—	—
Benefits paid	(23,771)	(36,148)

Projected benefit obligation at end of year	$200,866	$206,887

Change in plan assets
Fair value of plan assets at beginning of year	$211,780	$230,698
Actual return on plan assets	4,775	12,681
Employer contribution	4,960	5,326
Settlement loss	—	—
Benefits paid	(23,771)	(36,148)
Administrative payments	(660)	(777)

Fair value of plan assets at end of year	$197,084	$211,780

Funded status at end of year	$(3,782)	$4,893

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$17,368	$27,402
Current liabilities	(1,877)	(2,895)
Noncurrent liabilities	(19,273)	(19,614)

Net amount recognized in statement of financial position	$(3,782)	$4,893

Amounts not yet recognized in net periodic pension cost and included in accumulated other comprehensive income:
Prior service cost	$—	$—
Accumulated gain	18,224	29,720

Accumulated other comprehensive income	$18,224	$29,720

Amounts expected to be reflected in net periodic pension cost during the next fiscal year:
Prior service cost	$—	$—
Accumulated gain	96	1,366

Accumulated other comprehensive income	$96	$1,366

Additional year-end information for plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$21,149	$22,509
Accumulated benefit obligation	21,079	22,448
Fair value of plan assets	—	—

The accumulated benefit obligations of the qualified and nonqualified defined benefit plans were $201 million and $206 million at December 31, 2009 and 2008, respectively. There are no plan assets in the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

nonqualified plans due to the nature of the plans; the corporate assets used to pay these benefits are included above in employer contributions.

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Years Ended December 31,
	2009	2008	2007

Service cost — benefits earned during the period	$3,231	$6,566	$7,100
Interest cost on project benefit obligations	12,350	12,908	12,337
Expected return on plan assets	(10,713)	(11,709)	(17,975)
Curtailment loss	—	114	—
Settlement (gain)/loss	(1,362)	(5,074)	1,265
Special termination benefits	—	—	912
Net amortization and deferral	(1,367)	(1,447)	(719)

Net periodic pension cost (benefit)	$2,139	$1,358	$2,920

Special accounting is required when lump sum payments exceed the sum of the service and interest cost components, and when the average future working lifetime of employees is significantly curtailed. This special accounting requires an accelerated recognition of unrecognized gains or losses and unrecognized prior service costs, creating adjustments to the pension expense. During the years ended December 31, 2009 and 2008, the Company recorded net settlement gains associated with lump-sum distributions from the plans. In 2008, the Company also recorded a curtailment loss for previously unrecognized losses associated with executive non-qualified benefits. During the year ended December 31, 2007, the Company recorded net settlement losses, including a portion related to employees who were involuntarily terminated in the fourth quarter, associated with lump-sum distributions from the supplemental pension plan. These amounts were recorded in accordance with ASC 715, “Compensation — Retirement Benefits,” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

Amortization of unrecognized net gains or losses are included as a component of net periodic pension cost to the extent that the unrecognized gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market value of plan assets. Gains or losses not yet includible in pension cost are amortized over the average remaining service life of active participants, which is approximately 8 years.

Assumptions

The weighted average assumptions used to determine the projected accumulated benefit obligations are as follows:

	December 31,
	2009	2008

Discount rate	5.85%	6.25%
Expected return on plan assets	5.25%	5.25%
Rate of compensation increase	N/A	4.00%

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

The weighted average assumptions used to determine the net periodic pension cost are as follows:

	December 31,
	2009	2008

Discount rate	6.25%	6.00%
Expected return on plan assets	5.25%	5.25%
Rate of compensation increase	4.00%	4.00%

Management is assisted by third party actuaries in measuring the pension liabilities and expense through the use of various assumptions including discount rate, expected return on plan assets, salary increases, employee turnover rates and mortality assumptions.

The year-end discount rate was selected based on a modeling process intended to match expected cash flows from the plans to a yield curve constructed from a portfolio of non-callable Aa bonds with at least $250 million of outstanding issue. Bonds are eliminated if they have maturities of less than six months or are priced more than two standard errors from the market average.

The return on plan assets is based on the strategic asset allocation of the plan assets and a conservative investment policy intended to match plan liability characteristics and preserve funded status.

There is no rate of compensation assumption at December 31, 2009, for the projected accumulated benefit obligation since benefits no longer accrue to participants subsequent to July 1, 2009.

Assumption Sensitivity

Changes in the discount rate and the expected rate of return on plan assets inversely impact expense. If the discount rate increased/decreased by 50 basis points, expense would decrease/increase $.7 million from the amount recorded at December 31, 2009. If the expected long-term rate of return on plan assets increased/decreased by 50 basis points, expense would decrease/increase by $1 million.

Plan Assets

The weighted average asset allocations at December 31, 2009 and 2008, by asset category, are as follows:

	Plan Assets
	December 31,
	2009	2008

Asset Category
Fixed income securities	81	73
Cash equivalents	19	27

Total	100%	100%

Investment Policy and Strategy

The investment strategy was revised during 2007 with the principle objective of preserving funding status. Based on the current funded status of the plan and the ceasing of benefit accruals effective mid-year 2009, the Investment Committee recommended moving plan assets into fixed income securities with the goal of removing funded status risk with investments that better match the plan liability characteristics. At December 31, 2009, the plan is invested 81 percent in high quality bonds with an average credit rating of approximately AA and 19 percent in cash which is invested in U.S. government securities, the duration of which closely matches that of the traditional and cash balance nature of plan liabilities.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

Fair Value Measurements

The Plan investments, at fair value at December 31, 2009 and 2008 are as follows:

		Based on
			Other
	Fair value at	Quoted prices in	Observable		Fair value at
	December 31,	active markets	Inputs	Unobservable	December 31,
	2009	(Level 1)	(Level 2)	Inputs (Level 3)	2008

Assets measured at fair value on a recurring basis:
Cash and cash equivalents	$37,862,392	$—	$37,862,392	$—	$57,206,048
Mutual funds	159,221,849	—	159,221,849	—	154,573,651

Total investments	$197,084,241	$—	$197,084,241	$—	$211,779,699

Cash Flows

The Company did not contribute to its qualified pension plan in 2009 and does not expect to contribute in 2010. There are no plan assets in the nonqualified plans due to the nature of the plans, and benefits are paid from corporate assets when due to the participant. It is estimated that approximately $2 million will be paid in 2010 for these benefits. No plan assets are expected to be returned to the employer during 2010.

Estimated Future Benefit Payments

The following qualified and nonqualified plan benefit payments, which reflect future interest credits as appropriate, are expected to be paid:

2010	$13,007
2011	13,441
2012	14,706
2013	12,033
2014	12,308
2015 — 2019	66,168

401(k) Plans

The Company maintained two safe harbor 401(k) savings plans as defined contribution plans intended to qualify under section 401(k) of the Internal Revenue Code until they were combined December 31, 2009. The Sallie Mae 401(k) Savings Plan covers substantially all employees of the Company outside of Asset Performance Group hired before August 1, 2007. Effective October 1, 2008, the Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent of contributions after one year of service, and all eligible employees receive a 1 percent core employer contribution. Prior to October 1, 2008, up to 6 percent of employee contributions were matched 100 percent by the Company after one year of service and certain eligible employees received a 2 percent core employer contribution.

The Sallie Mae 401(k) Retirement Savings Plan covers substantially all employees of Asset Performance Group, and after August 1, 2007, the Retirement Savings Plan covers substantially all new hires of the Company. Effective October 1, 2008, the Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent of contributions after one year of service, and all eligible

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

Total expenses related to the 401(k) plans were $15 million, $21 million and $22 million in 2009, 2008 and 2007, respectively.

19.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to the Company’s effective tax rate for continuing operations follow:

	Years Ended
	December 31,
	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
Equity forward contracts	—	—	(110.8)
State tax, net of federal benefit	(.3)	3.7	(4.1)
Capitalized transaction costs	—	8.6	(2.5)
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	(1.3)	6.0	(.2)
Corporate owned life insurance	(.4)	2.4	1.3
Other, net	.1	(1.7)	(1.7)

Effective tax rate	33.1%	54.0%	(83.0)%

The effective tax rates for discontinued operations for the years ended December 31, 2009, 2008 and 2007 are 27.4 percent, 38.8 percent, and 39.0 percent, respectively. The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the establishment of a valuation allowance against tax attributes generated as a result of the sale of the assets in its Purchased Paper — Mortgage/Properties business for the year ended December 31, 2009, and due to the impact of state taxes, net of federal benefit, for the years ended December 31, 2009, 2008 and 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

Income tax expense for the years ended December 31, 2009, 2008, and 2007 consists of:

	December 31,
	2009	2008	2007

Continuing operations current provision/benefit:
Federal	$116,323	$403,294	$1,013,342
State	(24,527)	33,553	50,725
Foreign	398	678	1,045

Total continuing operations current provision	92,194	437,525	1,065,112
Continuing operations deferred provision/(benefit):
Federal	141,038	(467,919)	(632,029)
State	5,453	(46,029)	(24,327)
Foreign	(321)	(346)	(481)

Total continuing operations deferred provision/(benefit)	146,170	(514,294)	(656,837)

Continuing operations provision for income tax expense/(benefit)	$238,364	$(76,769)	$408,275

Discontinued operations current provision/(benefit):
Federal	$(159,234)	$(1,885)	$13,744
State	(8,886)	(817)	3,140

Total discontinued operations current provision/(benefit)	(168,120)	(2,702)	16,884
Discontinued operations deferred provision/(benefit):
Federal	97,908	(75,232)	(10,363)
State	10,819	(12,871)	(2,513)

Total discontinued operations deferred provision/(benefit)	108,727	(88,103)	(12,876)

Discontinued operations provision for income tax expense/(benefit)	$(59,393)	$(90,805)	$4,008

Provision for income tax expense/(benefit)	$178,971	$(167,574)	$412,283

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

At December 31, 2009 and 2008, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2009	2008

Deferred tax assets:
Loan reserves	$737,762	$1,212,653
Market value adjustments on student loans, investments and derivatives	496,101	174,276
Deferred revenue	83,042	70,172
Stock-based compensation plans	70,528	62,325
Accrued expenses not currently deductible	47,249	38,330
Purchased paper impairments	42,892	111,924
Operating loss and credit carryovers	36,747	28,293
Unrealized investment losses	25,949	42,838
Warrants issuance	19,716	27,160
Other	32,717	87,954

Total deferred tax assets	1,592,703	1,855,925

Deferred tax liabilities:
Gains/(losses) on repurchased debt	187,505	—
Securitization transactions	93,254	302,049
Leases	64,246	73,570
Other	37,170	12,883

Total deferred tax liabilities	382,175	388,502

Net deferred tax assets	$1,210,528	$1,467,423

Included in other deferred tax assets is a valuation allowance of $25,111 and $4,901 as of December 31, 2009 and 2008, respectively, against a portion of the Company’s federal, state and international deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state capital loss carryovers and state net operating loss carryovers that management believes it is more likely than not will expire prior to being realized. The change in the valuation allowance primarily resulted from the sale of the assets in its Purchased Paper-Mortgage/Properties business. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the economic slowdown, any impacts if SAFRA or the Community Proposal are passed, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2009, the Company has federal net operating loss carryforwards of $21,020 which begin to expire in 2022, apportioned state net operating loss carryforwards of $89,958 which begin to expire in 2010, federal and state capital loss carryovers of $44,289 which begin to expire in 2012, and federal and state credit carryovers of $1,845 which begin to expire in 2021.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

New provisions under ASC 740, “Income Taxes,” pertaining to the accounting of uncertainty in income taxes, were adopted on January 1, 2007. As a result of this implementation, the Company recognized a $6 million increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $113 million.

The following table summarizes changes in unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	December 31,
(Dollars in millions)	2009	2008	2007

Unrecognized tax benefits at beginning of year	$86.4	$174.8	$113.3
Increases resulting from tax positions taken during a prior period	75.2	11.3	86.5
Decreases resulting from tax positions taken during a prior period	(58.3)	(132.2)	(30.0)
Increases/(decreases) resulting from tax positions taken during the current period	(22.5)	36.2	.3
Decreases related to settlements with taxing authorities	(17.9)	(.1)	(30.0)
Increases related to settlements with taxing authorities	44.7	—	42.3
Reductions related to the lapse of statute of limitations	(3.2)	(3.6)	(7.6)

Unrecognized tax benefits at end of year	$104.4	$86.4	$174.8

As of December 31, 2009, the gross unrecognized tax benefits are $104 million. Included in the $104 million are $17 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. In addition, unrecognized tax benefits of $2 million are currently treated as a pending refund claim, reducing the balance of unrecognized tax benefits that, if recognized, would impact the effective tax rate. During 2009, the Company adjusted its unrecognized tax benefits to incorporate new issues that were identified while completing the 2008 U.S. federal income tax return, as well as adjusting the 2003-2007 unrecognized tax benefits to incorporate the net impact of IRS and state tax authority examinations of several of the Company’s income tax returns. New information was received from the IRS during the first quarter as part of the IRS examination of the Company’s 2005 and 2006 U.S. federal income tax returns, and the IRS issued a Revenue Agent’s Report (“RAR”) during the second quarter of 2009 ultimately concluding this exam. During the third quarter of 2009, the IRS concluded the examination of the 2003 and 2004 U.S. federal income tax returns of an entity in which the Company is an investor, and the Virginia taxing authority concluded the examination of the Company’s 2005 through 2007 income tax returns. Several other less significant amounts of uncertain tax benefits were also added during the year.

The Company recognizes interest costs related to unrecognized tax benefits in income tax expense, and penalties, if any, in operating expenses. The Company has accrued interest, net of tax benefit, of $7 million, $10 million and $18 million as of December 31, 2009, 2008 and 2007 respectively. The income tax expense for the year ended December 31, 2009 includes a reduction in the accrual of interest of $3 million, primarily related to the reduction of uncertain tax benefits as discussed above. The income tax expense for the year ended December 31, 2008 includes a reduction in the accrual of interest of $8 million, primarily related to the reduction of uncertain tax benefits as a result of new information received from the IRS as a part of the 2005-2006 exam cycle for several carryover issues related to the timing of certain income and deduction items. The income tax expense for the year ended December 31, 2007 includes an increase in the accrual of interest of $1 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

Reasonably Possible Significant Increases/Decreases within Twelve Months

The IRS issued a Revenue Agent’s Report (“RAR”) during the second quarter of 2007 concluding the primary exam of the Company’s 2003 and 2004 U.S. federal tax returns. However, the exam of these years remained open until the third quarter of 2009 when the IRS concluded the examination of an entity in which the Company is an investor. In addition, during the third quarter of 2007, the Company filed an administrative-level appeal related to one unagreed item originating from the Company’s 2004 U.S. federal tax return. It is reasonably possible that there will be a decrease in the Company’s unrecognized tax benefits as a result of the resolution of this item. When considering both tax and interest amounts, the decrease could be approximately $8 million to $12 million.

The IRS began the examination of the Company’s 2007 and 2008 federal income tax returns during the second quarter of 2009. It is reasonably possible that issues that arise during the exam may create the need for an increase in unrecognized tax benefits. Until the exam proceeds further, an estimate of any such amounts cannot currently be made.

In the event that the Company is not contacted for exam by additional tax authorities by the end of 2010, it is reasonably possible that there will be a decrease in the Company’s unrecognized tax benefits as a result of the lapse of various statute of limitations periods. When considering both tax and interest amounts, the decrease could be approximately $5 million to $9 million.

Tax Years Remaining Subject to Exam

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. U.S. federal income tax returns filed for years prior to 2003 and for years 2005-2006 have been audited and are now resolved. As shown in the table below, the Company’s primary operating subsidiary has been audited by the listed states through the year shown, again with all issues resolved. Other combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years).

State	Year audited through

Florida	2000
Indiana	2000
Pennsylvania	2000
California	2002
Missouri	2003
New York	2004
North Carolina	2005
Texas	2004
Virginia	2007

20.	Segment Reporting

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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the years ended December 31, 2009, 2008 and 2007. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the APG and Corporate and Other segments. During the years ended December 31, 2009, 2008 and 2007, USA Funds accounted for 16 percent, 46 percent and 35 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of December 31, 2009, the Company managed $176.4 billion of student loans, of which $141.3 billion or 80 percent are federally insured, and has 10 million student and parent customers. The Company’s mortgage and other consumer loan portfolio totaled $363 million at December 31, 2009.

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

The following table includes asset information for the Company’s Lending business segment.

	December 31,
	2009	2008

FFELP Stafford and Other Student Loans, net	$42,979	$44,025
FFELP Stafford Loans Held-for-Sale	9,696	8,451
FFELP Consolidation Loans, net	68,379	71,744
Private Education Loans, net	22,753	20,582
Other loans, net	420	729
Cash and investments(1)	12,387	8,445
Retained Interest in off-balance sheet securitized loans	1,828	2,200
Other	9,398	9,947

Total assets	$167,840	$166,123

(1)	Includes restricted cash and investments.

APG

The Company’s APG operating segment provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors, and sub-performing and non-performing mortgage loans. The Company’s APG operating segment serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay-for-performance basis to 15 FFELP Guarantors and for campus-based programs.

In addition to collecting on its own purchased receivables and mortgage loans, the APG operating segment provides receivable management and collection services for federal agencies, credit card clients and other holders of consumer debt.

In 2008, the Company concluded that its APG purchased paper businesses were no longer a strategic fit. The Company sold its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. A loss of $51 million was recognized in the fourth quarter of 2008 related to this sale as the net assets were held for sale and carried at the lower of its book basis and fair value as of December 31, 2008. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 (which is further discussed below), which resulted in an after-tax loss of $95 million. The Company continues to wind down the domestic side of its Purchased Paper — Non-Mortgage business. The Company will continue to consider opportunities to sell this business at acceptable prices in the future.

The Company’s domestic Purchased Paper — Non-Mortgage business had certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company did not purchase any additional purchased paper in excess of these obligations. The Company recognized

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

$79 million, $111 million and $17 million of impairments in the years ended December 31, 2009, 2008 and 2007, respectively. The impairment is primarily a result of the impact of the economy on the ability to collect on these assets. The impairment of $111 million in 2008 includes the $51 million loss on the sale of the Company’s international Purchased Paper — Non-Mortgage business discussed above. Similar to the Purchased Paper — Mortgage/Properties business discussion below, when the Purchased Paper — Non-Mortgage business either sells all of its remaining assets or completely winds down its operations, its results will be shown as discontinued operations.

Net loss attributable to SLM Corporation from discontinued operations was $157 million and $140 million for the years ended December 31, 2009 and 2008, respectively, compared to net income of $15 million for the year ended December 31, 2007. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. This sale of assets in the fourth quarter of 2009 resulted in an after-tax loss of $95 million. Total after-tax impairments, including the loss on sale, for the years ended December 31, 2009, 2008 and 2007 were $154 million, $161 million and $2 million, respectively.

At December 31, 2009 and 2008, the APG business segment had total assets of $1.1 billion and $2.0 billion, respectively.

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

At December 31, 2009 and 2008, the Corporate and Other business segment had total assets of $1.2 million and $685 million, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2009
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,282	$—	$—	$1,282	$(70)	$1,212
FFELP Consolidation Loans	1,645	—	—	1,645	237	1,882
Private Education Loans	2,254	—	—	2,254	(672)	1,582
Other loans	56	—	—	56	—	56
Cash and investments	9	—	20	29	(3)	26

Total interest income	5,246	—	20	5,266	(508)	4,758
Total interest expense	2,971	19	15	3,005	30	3,035

Net interest income (loss)	2,275	(19)	5	2,261	(538)	1,723
Less: provisions for loan losses	1,564	—	—	1,564	(445)	1,119

Net interest income (loss) after provisions for loan losses	711	(19)	5	697	(93)	604
Contingency fee revenue	—	296	—	296	—	296
Collections revenue	—	50	—	50	1	51
Guarantor servicing fees	—	—	136	136	—	136
Other income	974	—	215	1,189	(286)	903

Total other income	974	346	351	1,671	(285)	1,386
Restructuring expenses	10	1	3	14	—	14
Operating expenses	581	315	284	1,180	75	1,255

Total expenses	591	316	287	1,194	75	1,269

Income (loss) from continuing operations, before income tax expense (benefit)	1,094	11	69	1,174	(453)	721
Income tax expense (benefit)(1)	388	7	24	419	(181)	238

Net income (loss) from continuing operations	706	4	45	755	(272)	483
Loss from discontinued operations, net of taxes	—	(157)	—	(157)	(1)	(158)

Net income (loss)	706	(153)	45	598	(273)	325
Less: net income attributable to noncontrolling interest	—	1	—	1	—	1

Net income (loss) attributable to SLM Corporation	$706	$(154)	$45	$597	$(273)	$324

Economic Floor Income (net of tax) not included in “Core Earnings”	$205	$—	$—	$205

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2009
	Net Impact	Net Impact		Net Impact
	of	of	Net Impact	of
	Securitization	Derivative	of	Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(965)	$298	$129	$—	$(538)
Less: provisions for loan losses	(445)	—	—	—	(445)

Net interest income (loss) after provisions for loan losses	(520)	298	129	—	(93)
Contingency fee revenue	—	—	—	—	—
Collections revenue	1	—	—	—	1
Guarantor servicing fees	—	—	—	—	—
Other income	318	(604)	—	—	(286)

Total other income (loss)	319	(604)	—	—	(285)
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	75	75

Total expenses	—	—	—	75	75

Income (loss) from continuing operations, before income tax benefit	(201)	(306)	129	(75)	(453)
Loss from discontinued operations, net of taxes	—	—	—	(1)	(1)

Total “Core Earnings” adjustments to GAAP	$(201)	$(306)	$129	$(76)	(454)

Income tax benefit					(181)
Less: net income attributable to noncontrolling interest					—

Net loss attributable to SLM Corporation					$(273)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

	Year Ended December 31, 2008
			Corporate	Total “Core		Total
	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,216	$—	$—	$2,216	$(221)	$1,995
FFELP Consolidation Loans	3,748	—	—	3,748	(569)	3,179
Private Education Loans	2,752	—	—	2,752	(1,015)	1,737
Other loans	83	—	—	83	—	83
Cash and investments	304	—	25	329	(53)	276

Total interest income	9,103	—	25	9,128	(1,858)	7,270
Total interest expense	6,665	25	19	6,709	(804)	5,905

Net interest income (loss)	2,438	(25)	6	2,419	(1,054)	1,365
Less: provisions for loan losses	1,029	—	—	1,029	(309)	720

Net interest income (loss) after provisions for loan losses	1,409	(25)	6	1,390	(745)	645
Contingency fee revenue	—	340	—	340	—	340
Collections revenue	—	129	—	129	(1)	128
Guarantor servicing fees	—	—	121	121	—	121
Other income	180	—	199	379	(356)	23

Total other income	180	469	320	969	(357)	612
Restructuring expenses	49	11	23	83	—	83
Operating expenses	583	389	256	1,228	88	1,316

Total expenses	632	400	279	1,311	88	1,399

Income (loss) from continuing operations, before income tax expense (benefit)	957	44	47	1,048	(1,190)	(142)
Income tax expense (benefit)(1)	338	23	17	378	(454)	(76)

Net income (loss) from continuing operations	619	21	30	670	(736)	(66)
Loss from discontinued operations, net of taxes	—	(140)	—	(140)	(3)	(143)

Net income (loss)	619	(119)	30	530	(739)	(209)
Less: net income attributable to noncontrolling interest	—	4	—	4	—	4

Net income (loss) attributable to SLM Corporation	$619	$(123)	$30	$526	$(739)	$(213)

Economic Floor Income (net of tax) not included in “Core Earnings”	$55	$—	$—	$55

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2008
	Net Impact	Net Impact		Net Impact
	of	of	Net Impact	of
	Securitization	Derivative	of	Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(837)	$(115)	$(102)	$—	$(1,054)
Less: provisions for loan losses	(309)	—	—	—	(309)

Net interest income (loss) after provisions for loan losses	(528)	(115)	(102)	—	(745)
Contingency fee revenue	—	—	—	—	—
Collections revenue	(1)	—	—	—	(1)
Guarantor servicing fees	—	—	—	—	—
Other income	89	(445)	—	—	(356)

Total other income (loss)	88	(445)	—	—	(357)
Restructuring expenses	—	—	—	—	—
Operating expenses	2	—	—	86	88

Total expenses	2	—	—	86	88

Income (loss) from continuing operations, before income tax benefit	(442)	(560)	(102)	(86)	(1,190)
Loss from discontinued operations, net of taxes	—	—	—	(3)	(3)

Total “Core Earnings” adjustments to GAAP	$(442)	$(560)	$(102)	$(89)	(1,193)

Income tax benefit					(454)
Less: net income attributable to noncontrolling interest					—

Net loss attributable to SLM Corporation					$(739)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

	Year Ended December 31, 2007
			Corporate	Total “Core		Total
	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,848	$—	$—	$2,848	$(787)	$2,061
FFELP Consolidation Loans	5,522	—	—	5,522	(1,179)	4,343
Private Education Loans	2,835	—	—	2,835	(1,379)	1,456
Other loans	106	—	—	106	—	106
Cash and investments	868	—	21	889	(181)	708

Total interest income	12,179	—	21	12,200	(3,526)	8,674
Total interest expense	9,597	27	21	9,645	(2,559)	7,086

Net interest income (loss)	2,582	(27)	—	2,555	(967)	1,588
Less: provisions for loan losses	1,394	—	1	1,395	(380)	1,015

Net interest income (loss) after provisions for loan losses	1,188	(27)	(1)	1,160	(587)	573
Contingency fee revenue	—	336	—	336	—	336
Collections revenue	—	217	—	217	3	220
Guarantor servicing fees	—	—	156	156	—	156
Other income	194	—	218	412	(679)	(267)

Total other income	194	553	374	1,121	(676)	445
Restructuring expenses	19	2	2	23	—	23
Operating expenses	690	361	339	1,390	97	1,487

Total expenses	709	363	341	1,413	97	1,510

Income (loss) from continuing operations, before income tax expense (benefit)	673	163	32	868	(1,360)	(492)
Income tax expense (benefit)(1)	249	60	12	321	87	408

Net income (loss) from continuing operations	424	103	20	547	(1,447)	(900)
Income from discontinued operations, net of taxes	—	15	—	15	(9)	6

Net income (loss)	424	118	20	562	(1,456)	(894)
Less: net income attributable to noncontrolling interest	—	2	—	2	—	2

Net income (loss) attributable to SLM Corporation	$424	$116	$20	$560	$(1,456)	$(896)

Economic Floor Income (net of tax) not included in “Core Earnings”	$8	$—	$—	$8

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(2)	““Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2007
	Net Impact	Net Impact		Net Impact
	of	of	Net Impact	of
	Securitization	Derivative	of	Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(816)	$18	$(169)	$—	$(967)
Less: provisions for loan losses	(380)	—	—	—	(380)

Net interest income (loss) after provisions for loan losses	(436)	18	(169)	—	(587)
Contingency fee revenue	—	—	—	—	—
Collections revenue	3	—	—	—	3
Guarantor servicing fees	—	—	—	—	—
Other income	680	(1,359)	—	—	(679)

Total other income (loss)	683	(1,359)	—	—	(676)
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	97	97

Total expenses	—	—	—	97	97

Income (loss) from continuing operations, before income tax expense	247	(1,341)	(169)	(97)	(1,360)
Loss from discontinued operations, net of taxes	—	—	—	(9)	(9)

Total “Core Earnings” adjustments to GAAP	$247	$(1,341)	$(169)	$(106)	(1,369)

Income tax expense					87
Less: net income attributable to noncontrolling interest					—

Net loss attributable to SLM Corporation					$(1,456)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the years ended December 31, 2009, 2008, and 2007.

	Years Ended December 31,
(Dollars in millions)	2009	2008	2007

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$(201)	$(442)	$247
Net impact of derivative accounting(2)	(306)	(560)	(1,341)
Net impact of Floor Income(3)	129	(102)	(169)
Net impact of acquired intangibles(4)	(76)	(89)	(106)
Net tax effect(5)	181	454	(87)

Total “Core Earnings” adjustments to GAAP	$(273)	$(739)	$(1,456)

(1)	Securitization accounting: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP, are excluded from “Core Earnings” and are replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the mark-to-market derivative valuations prescribed by ASC 815 on derivatives that do not qualify for “hedge treatment” under GAAP. These unrealized gains and losses occur in the Company’s Lending operating segment. In the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company only includes such income in “Core Earnings” when it is Fixed Rate Floor Income that is economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include in income the amortization of net premiums received on contracts economically hedging Fixed Rate Floor Income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect for the year ended December 31, 2007 includes the impact of the exclusion of the permanent income tax impact of the equity forward contracts. The Company settled all of its equity forward contracts in January 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

21.	Discontinued Operations

In the fourth quarter of 2009, the Company sold all of the assets in its Purchased Paper — Mortgage/Properties business for $280 million, resulting in an after-tax loss of $95 million. The Purchased Paper — Mortgage/Properties business is considered a “Component” of the Company’s APG reporting unit in accordance with ASC 360 as the business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the Company. In accordance with ASC 205, this Component is presented as discontinued operations as (1) the operations and cash flows of the Component have been eliminated from the ongoing operations of the Company as of December 31, 2009, and (2) the Company will have no continuing involvement in the operations of this Component subsequent to the sale.

The following table summarizes the discontinued assets and liabilities of Purchased Paper — Mortgage/Properties business at December 31, 2009 and 2008, respectively.

	At December 31,
	2009	2008

Assets:
Cash and equivalents	$351	$11,635
Other assets	34,072	788,163

Assets of discontinued operations	$34,423	$799,798

Liabilities:
Liabilities of discontinued operations	$29,796	$753,638

At December 31, 2009, other assets of the Company’s discontinued operations consist of a receivable from SLM Corporation associated with the 2009 net operating loss generated by its discontinued operations, which has been utilized by SLM Corporation and its subsidiaries in its 2009 consolidated U.S. federal income tax return. At December 31, 2009, liabilities of the Company’s discontinued operations consist primarily of estimated reserves associated with certain recourse and buy-back provisions associated with the asset sale, as well as restructuring liabilities related to severance and contract termination costs.

The following table summarizes the discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.

	Years Ended December 31,
	2009	2008	2007

Operations:
Income (loss) from discontinued operations before income taxes	$(217,083)	$(234,024)	$10,284
Income tax expense (benefit)	(59,393)	(90,805)	4,008

Income (loss) from discontinued operations, net of taxes	$(157,690)	$(143,219)	$6,276

Disposal:
Loss on disposal before income taxes	$(118,761)	$—	$—
Income tax benefit	(23,053)	—	—

Loss on disposal, net of taxes	$(95,708)	$—	$—

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

22.	Quarterly Financial Information (unaudited)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$215,063	$383,701	$525,176	$598,786
Less: provisions for loan losses	250,279	278,112	321,127	269,442

Net interest income (loss) after provisions for loan losses	(35,216)	105,589	204,049	329,344
Gains (losses) on derivative and hedging activities, net	104,025	(561,795)	(111,556)	(35,209)
Other income	249,632	608,626	469,051	663,572
Restructuring expenses	3,773	3,333	2,492	4,169
Operating expenses	295,116	308,164	312,904	339,122
Income tax expense (benefit)	(5,517)	(43,110)	80,423	206,568

Net income (loss) from continuing operations	25,069	(115,967)	165,725	407,848
Loss from discontinued operations, net of taxes	(46,174)	(6,542)	(6,417)	(98,557)

Net income (loss)	(21,105)	(122,509)	159,308	309,291
Less: net income attributable to noncontrolling interest	281	211	198	157

Net income (loss) attributable to SLM Corporation	(21,386)	(122,720)	159,110	309,134
Preferred stock dividends	26,395	25,800	42,627	51,014

Net income (loss) attributable to SLM Corporation common stock	$(47,781)	$(148,520)	$116,483	$258,120

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$—	$(.31)	$.26	$.74
Earnings (loss) from discontinued operations	(.10)	(.01)	(.01)	(.20)

Earnings (loss) from net income	$(.10)	$(.32)	$.25	$.54

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$—	$(.31)	$.26	$.71
Earnings (loss) from discontinued operations	(.10)	(.01)	(.01)	(.19)

Earnings (loss) from net income	$(.10)	$(.32)	$.25	$.52

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

22.	Quarterly Financial Information (unaudited) (Continued)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$276,369	$402,543	$474,749	$210,559
Less: provisions for loan losses	137,311	143,015	186,909	252,415

Net interest income (loss) after provisions for loan losses	139,058	259,528	287,840	(41,856)
Gains (losses) on derivative and hedging activities, net	(272,796)	362,043	(241,757)	(292,903)
Other income	338,859	230,390	199,895	287,922
Restructuring expenses	20,520	46,740	10,508	5,748
Operating expenses	346,046	344,302	353,739	270,864
Income tax expense (benefit)	(60,725)	167,519	(51,301)	(132,263)

Net income (loss) from continuing operations	(100,720)	293,400	(66,968)	(191,186)
Loss from discontinued operations, net of taxes	(3,149)	(24,738)	(91,029)	(24,304)

Net income (loss)	(103,869)	268,662	(157,997)	(215,490)
Less: net income attributable to noncontrolling interest	(65)	2,926	544	527

Net income (loss) attributable to SLM Corporation	(103,804)	265,736	(158,541)	(216,017)
Preferred stock dividends	29,025	27,391	27,474	27,316

Net income (loss) attributable to SLM Corporation common stock	$(132,829)	$238,345	$(186,015)	$(243,333)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.27)	$.56	$(.20)	$(.47)
Earnings (loss) from discontinued operations	(.01)	(.05)	(.20)	(.05)

Earnings (loss) from net income	$(.28)	$.51	$(.40)	$(.52)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.27)	$.55	$(.20)	$(.47)
Earnings (loss) from discontinued operations	(.01)	(.05)	(.20)	(.05)

Earnings (loss) from net income	$(.28)	$.50	$(.40)	$(.52)

APPENDIX A

FEDERAL FAMILY EDUCATION LOAN PROGRAM

General

The Federal Family Education Loan Program, known as FFELP, under Title IV of the Higher Education Act (“HEA”), provides for loans to students who are enrolled in eligible institutions, or to parents of dependent students who are enrolled in eligible institutions, to finance their educational costs. As further described below, payment of principal and interest on the student loans is guaranteed by a state or not-for-profit guarantee agency against:

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

Other recent amendments since the program was previously reauthorized by the Higher Education Reconciliation Act of 2005 (“HERA 2005”), which was signed into law February 8, 2006, as part of the Deficit Reduction Act, Public Law 109-171, include the Ensuring Continued Access to Student Loans Act of 2008, Public Law 110-227 (May 7, 2008), and the College Cost Reduction and Access Act (“CCRAA”), Public Law 110-84 (September 27, 2007), and other ED amendments to the FFELP regulations on November 1, 2007 and October 23, 2008.

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

In 1993 Congress created the William D. Ford Federal Direct Loan Program (“DSLP”) under which Stafford, PLUS and Consolidation Loans are funded directly by the U.S. Department of Treasury. Each eligible school determines whether it will participate in the FFELP or DSLP or both.

The 1998 reauthorization extended the principal provisions of the FFELP and the DSLP to October 1, 2004. This legislation, as modified by the 1999 act, lowered both the borrower interest rate on Stafford Loans to a formula based on the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school, grace and deferment periods) and the lender’s rate after special allowance payments to the 91-day Treasury bill rate plus 2.8 percent (2.2 percent during in-school, grace and deferment periods) for loans originated on or after October 1, 1998. The borrower interest rate on PLUS Loans originated during this period is equal to the 91-day Treasury bill rate plus 3.1 percent.

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

The 1998 reauthorization and P.L. 107-139 set the borrower interest rates on FFELP and DSLP Consolidation Loans for borrowers whose applications are received before July 1, 2003 at a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25 percent. The 1998 legislation, as modified by the 1999 and 2002 acts, sets the Special Allowance Payment (“SAP”) rate for FFELP loans at the three-month commercial paper rate plus 2.64 percent for loans disbursed on or after January 1, 2000. Lenders of FFELP Consolidation Loans pay a rebate fee of 1.05 percent per annum to ED. All other guaranty fees may be passed on to the borrower.

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

The Higher Education Reconciliation Act of 2005 reauthorized the loan programs of the HEA through September 30, 2012. Major provisions, which became effective July 1, 2006 (unless stated otherwise), include:

•	Change to a fixed 6.8 percent interest rate for Stafford Loans.

•	Increases the scheduled change to a fixed PLUS interest rate from 7.9 percent to 8.5 percent in the FFELP.

•	Permanently modifies the minimum special allowance calculation for loans made with proceeds of tax-exempt obligations.

•	Requires submission of Floor Income to the government on loans made on or after April 1, 2006.

•	Repeals limitations on special allowance for PLUS Loans made on and after January 1, 2000.

•	Increases first and second year Stafford loan limits from $2,625 and $3,500 to $3,500 and $4,500 respectively (effective July 1, 2007).

•	Increases graduate and professional student unsubsidized Stafford Loan limits from $10,000 to $12,000 (effective July 1, 2007).

•	Authorizes graduate and professional students to borrow PLUS Loans.

•	Reduces insurance from 98 percent to 97 percent for new loans beginning July 1, 2006.

•	Phases out the Stafford Loan origination fee by 2010.

•	Reduces insurance for Exceptional Performers from 100 percent to 99 percent.

•	Repeals in-school consolidation, spousal consolidation, reconsolidation, and aligns loan consolidation terms in the FFELP and DSLP.

•	Mandates the deposit of a one percent federal default fee into a guaranty agency’s Federal Fund, which may be deducted from loan proceeds.

•	Repeals the guaranty agency Account Maintenance Fee cap (effective FY 2007).

•	Reduces Guarantor retention of collection fees on defaulted FFELP Consolidation Loans from 18.5 percent to 10 percent (effective October 1, 2006).

•	Provides a discharge for loans that are falsely certified as a result of identity theft.

•	Provides 100 percent insurance on ineligible loans due to false or erroneous information on loans made on or after July 1, 2006.

•	Allows for a 3-year military deferment for a borrower’s loans made on or after July 1, 2001.

•	Reduces the monthly payment remittance needed to rehabilitate defaulted loans from 12 to 9.

•	Increases from 10 percent to 15 percent the amount of disposable pay a guaranty agency may garnish without borrower consent.

•	Streamlines mandatory forbearances to accommodate verbal requests.

The changes made by THEEA include:

•	Restrictions on the use of eligible lender trustees by schools that make FFELP loans;

•	New discharge provisions for Title IV loans for the survivors of eligible public servants and certain other eligible victims of the terrorist attacks on the United States on September 11, 2001; and

•	A technical modification to the HEA provision governing account maintenance fees that are paid to guaranty agencies in the FFELP.

Major changes made by the CCRAA, which were effective October 1, 2007 (unless stated otherwise), include:

•	Reduces special allowance payments to for-profit lenders and not-for-profit lenders for both Stafford and Consolidation Loans disbursed on or after October 1, 2007 by 0.55 percentage points and 0.40 percentage points, respectively;

•	Reduces special allowance payments to for-profit lenders and not-for-profit lenders for PLUS Loans disbursed on or after October 1, 2007 by 0.85 percentage points and 0.70 percentage points, respectively;

•	Reduces fixed interest rates on subsidized Stafford Loans to undergraduates from the current 6.8% to 6.0% for loans disbursed beginning July 1, 2008, to 5.6% for loans disbursed beginning July 1, 2009, to 4.5% for loans disbursed beginning July 1, 2010, and to 3.4% for loans disbursed beginning July 1, 2011 through June 30, 2012. Absent any other legislative changes, the rates would revert to 6.8% for loans disbursed on or after July 1, 2012;

•	Increases the lender loan fees on all loan types, from 0.5 percent to 1.0 percent;

•	Reduces default insurance to 95 percent of the unpaid principal and accrued interest for loans first disbursed on or after October 1, 2012;

•	Eliminates Exceptional Performer designation (and the monetary benefit associated with it) effective October 1, 2007.

•	Reduces default collections retention by guaranty agencies from 23 percent to 16 percent.

•	Reduces the guaranty agency account maintenance fee from 0.10 percent to 0.06 percent.

•	Requires ED to develop and implement a pilot auction for participation in the FFELP Parent PLUS Loan program, by state, effective July 1, 2009.

•	Provides loan forgiveness for all DSLP borrowers, and FFELP borrowers that consolidate in the DSLP, in certain public service jobs who make 120 monthly payments.

•	Expands the deferment authority for borrowers due to an economic hardship and military service.

•	Establishes a new income-based repayment program starting July 1, 2009 for all loans except for parent PLUS Loans and Consolidation Loans that discharged such loans, which includes the potential for loan forgiveness after 25 years.

The ECASLA provisions, which were effective May 5, 2008 (unless stated otherwise), include:

•	Increases Unsubsidized Stafford Loan limits for undergraduate students for loans first disbursed on or after July 1, 2008 —

•	by $2,000 for the annual limit

•	and to $31,000 and $57,500 as the aggregate limits for dependent students and independent students respectively.

•	Requires, effective for loans first disbursed on or after July 1, 2008, that repayment of a parent PLUS Loan begin no later than 60 days after the final disbursement with interest accrued prior to the beginning of repayment added to the loan principal, or the day after 6 months from the date the dependent student is no longer enrolled at least half time, in which case interest accrued prior to the beginning of repayment may be paid monthly or quarterly, or capitalized no more frequently than quarterly, if agreed by the borrower and lender.

•	Removes specification that the repayment period of a PLUS Loan begins on the date of the final disbursement and excludes deferment and forbearance periods for loans first disbursed on or after July 1, 2008.

•	Allows extenuating circumstances for credit requirement purposes for a PLUS Loan if the applicant is up to 180 days delinquent on mortgage or medical bill payments or not more than 89 days delinquent on any other debt during the period January 1, 2007, through December 31, 2009.

•	Broadens lender of last resort (LLR) provisions so they include subsidized and unsubsidized Stafford Loans and PLUS Loans, prohibits LLR loans with terms and conditions more favorable than those for

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

The Higher Education Opportunity Act of 2008 (HEOA 2008) reauthorized the loan programs of the HEA through September 30, 2014. Major provisions, which became effective August 14, 2008 (unless stated otherwise), include:

•	Clarifies the repayment period and the terms for commencement of repayment of PLUS Loans made on or after July 1, 2008, (superseding ECASLA provisions) and makes available in-school deferment to parent borrowers when the student beneficiary is enrolled and a 6-month post-enrollment deferment to all PLUS borrowers following any period of enrollment of the borrower or the student beneficiary.

•	Makes Section 207 of the Servicemembers Civil Relief Act applicable to FFELP loans, upon borrower request, reducing the interest rate on such loans to 6% (which encompasses certain fees and other charges), and establishes that as the applicable rate for calculating special allowance payments (for loans made on or after July 1, 2008).

•	Expands the criteria for disability discharge, including qualifying borrowers with a permanent disability rating from the Veterans Administration.

•	Requires a lender to provide information on the impact of interest capitalization when granting deferment on for an unsubsidized Stafford Loan or forbearance for any FFELP loan and, for forbearance, to provide the borrower with specific information about interest and capitalization at least every 180 days during the forbearance.

•	Adds items that the lender must disclose before disbursement and items that the lender must disclose before repayment.

•	Requires a lender to provide a bill or statement that corresponds to each payment installment time period and include specific disclosures (for loans with a first payment due on or after July 1, 2009).

•	Requires a lender to provide specified information to borrowers who notify the lender of difficulty in paying (for loans with a first payment due on or after July 1, 2009) and to borrowers who become 60 days delinquent (for loans that become delinquent on or after July 1, 2009).

•	Eliminates Guarantor and ED obligations for insurance and reinsurance in instances of nondisclosure.

•	Adds income-based repayment to plans the lender must offer (except for parent PLUS Loans and Consolidation Loans that discharged such loans) and adds income-based repayment for FFELP borrowers to repay defaulted loans to ED.

•	Permits borrower eligibility for in-school deferment to be based on National Student Loan Data System information.

•	Adds prohibited inducements that can subject lenders and Guarantors to disqualification from the program and clarifies that both lenders and Guarantors may provide technical assistance comparable to that provided to schools by ED.

•	Allows FFELP borrowers to consolidate directly into the DSLP program to use the zero interest feature available to servicemembers.

•	Requires a consolidation lender to provide disclosures regarding any loss of benefits, availability of repayment plans, and certain other information.

•	Requires the Guarantor to notify a borrower twice of options to remove a loan from default.

•	Limits a borrower to loan rehabilitation once and, upon successful rehabilitation, provides for financial and economic education materials to be available to the borrower and for removal of the default from the borrower’s credit report.

•	Mandates that both the transferor and transferee notify the borrower of certain transfer information when a loan transfer changes the party with which the borrower needs to communicate or send payments.

•	Introduces a forgiveness program to repay FFELP loans and to cancel DSLP (except no parent PLUS Loans) at $2000 per year up to an aggregate of $10,000, for non-defaulted borrowers employed full time in areas of national need (replacing the Child Care Loan Forgiveness Program). Subject to appropriations.

•	Authorizes repayment of FFELP loans (except parent PLUS Loans) at $6,000 per year up to an aggregate of $40,000 for attorneys employed full time as civil legal assistance attorneys. Subject to appropriations.

•	Requires reporting to consumer reporting agencies to indicate that a loan is an education loan and to provide information on repayment status.

•	Requires Guarantors to develop educational programs for budgeting and financial management.

•	Raises to 30% the school cohort default rate for ineligibility effective in 2012.

•	Increases to 15% the maximum cohort default rate for exempting loans from rules that would otherwise require multiple disbursement or delayed disbursement.

Since the HEOA 2008, technical corrections were made to the HEA on July 1, 2009 under H.R. 1777, Public Law 111-39, and other ED amendments were made to the FFELP regulations on October 29, 2009.

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

An origination fee may be, but is not required to be, deducted from the amount of a Stafford loan according to the following table:

Date of First Disbursement	Maximum Origination Fee

Before 07/01/06	3%
From 7/01/06 through 06/30/07	2%
From 7/01/07 through 06/30/08	1.5%
From 7/01/08 through 06/30/09	1%
From 7/01/09 through 06/30/10	.5%
From 7/01/10 and after	0%

Federal Default Fee.  A federal default fee up to 1% (previously called an insurance premium) may be, but is not required to be, deducted from the amount of a Stafford and PLUS Loan. A federal default fee is not deducted from the amount of a Consolidation Loan.

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

	Dependent Student			Independent Student
			Maximum			Maximum
	Subsidized and	Additional	Annual Total	Subsidized and	Additional	Annual Total
Borrower Academic Level	Unsubsidized	Unsubsidized	Amount	Unsubsidized	Unsubsidized	Amount

Undergraduate (per year)
1(st) year	$3,500	$2,000	$5,500	$3,500	$6,000	$9,500
2(nd) year	$4,500	$2,000	$6,500	$4,500	$6,000	$10,500
3(rd) year and above	$5,500	$2,000	$7,500	$5,500	$7,000	$12,500
Aggregate Limit	$23,000	$8,000	$31,000	$23,000	$34,500	$57,500
Graduate (per year)	N/A	N/A	N/A	$8,500	$12,000	$20,500
Aggregate Limit (includes undergraduate)	N/A	N/A	N/A	$65,500	$73,000	$138,500

The following charts show historic loan limits:

	Dependent Student	Independent Student
	Subsidized and	Subsidized and	Additional
	Unsubsidized	Unsubsidized	Unsubsidized
	On or After	On or After	On or After	Maximum Annual
Borrower Academic Level	07/1/07	07/1/07	07/1/07	Total Amount

Undergraduate (per year)
1(st) year	$3,500	$3,500	$4,000	$7,500
2(nd) year	$4,500	$4,500	$4,000	$8,500
3(rd) year and above	$5,500	$5,500	$5,000	$10,500
Aggregate Limit	$23,000	$23,000	$23,000	$46,000
Graduate (per year)	N/A	$8,500	$12,000	$20,500
Aggregate Limit (includes undergraduate)	N/A	$65,500	$73,000	$138,500

			Independent Students
		All Students	Additional
Borrower’s Academic Level Base	Subsidized	Subsidized and	Unsubsidized
Amount Subsidized and Unsubsidized	On or After	Unsubsidized On	Only On or	Maximum Annual
On or After 10/1/93	1/1/87	or After 10/1/93	After 7/1/94	Total Amount

Undergraduate (per year):
1st year	$2,625	$2,625	$4,000	$6,625
2nd year	$2,625	$3,500	$4,000	$7,500
3rd year and above	$4,000	$5,500	$5,000	$10,500
Graduate (per year)	$7,500	$8,500	$10,000	$18,500
Aggregate Limit:
Undergraduate	$17,250	$23,000	$23,000	$46,000
Graduate (including undergraduate)	$54,750	$65,500	$73,000	$138,500

For the purposes of the tables above:

•	The loan limits include both FFELP and DSLP loans.

•	The amounts in the columns labeled “Subsidized and Unsubsidized” represent the combined maximum loan amount per year between Subsidized and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Stafford Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Subsidized Stafford Loan.

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

Parent PLUS Loan Auction Pilot Program.  The 2007 legislation creates a pilot program for parent PLUS loans on July 1, 2009. The Secretary will administer an auction for each state every two years with two winning eligible lenders. Competing lenders will bid based on the amount of SAP the lender is willing to receive from the Secretary, not to exceed CP plus 1.79%. Winning lenders will originate parent PLUS loans to institutions in the state. The Secretary will guarantee 99% of principal and interest against losses from default. PLUS loans will be exempt from lender loan fees. Originating lenders may consolidate PLUS loans and be exempt from paying a consolidation rebate fee. This program has not been implemented.

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

Consolidation Loan Program

The HEA also authorizes a program under which borrowers may consolidate one or more of their student loans into a single FFELP Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. FFELP Consolidation Loans are made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured student loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal student loan programs and loans made by different lenders. In general, a borrower’s eligibility to consolidate FFELP student loans ends upon receipt of a FFELP Consolidation Loan. Under certain circumstances, a FFELP borrower may obtain a Consolidation Loan under the DSLP.

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

Interest on FFELP Consolidation Loans accrues and, for applications received before January 1, 1993, is paid without interest subsidy by ED. For FFELP Consolidation Loans for which applications were received between January 1 and August 10, 1993, all interest of the borrower is paid during deferral periods. FFELP Consolidation Loans for which applications were received on or after August 10, 1993 are only subsidized if all of the underlying loans being consolidated were Subsidized Stafford Loans. In the case of FFELP Consolidation Loans made on or after November 13, 1997, the portion of a Consolidation Loan that is comprised of Subsidized FFELP Loans and Subsidized DSLP Loans retains subsidy benefits during deferral periods.

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

The July 1, 2009 technical corrections made to the HEA under H.R. 1777, Public Law 111-39, provide authority between July 1, 2009 through September 30, 2011, for a guaranty agency to assign a defaulted loan to ED depending on market conditions.

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

“Core Earnings” performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by the Company’s chief operating decision makers. “Core Earnings” performance measures are used in developing the Company’s financial plans, tracking results, and establishing corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income. Accordingly, the Company’s ‘Core Earnings” presentation does not represent another comprehensive basis of accounting.

See Note 20, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s annual reports on Form 10-K and quarterly reports on Form 10-Q, “Core Earnings” has been labeled as “ ‘Core’ net income” or “Managed net income” in certain instances.

Direct Lending; Direct Loans — Educational loans provided by the DSLP (see definition, below) to students and parent borrowers directly through ED (see definition below) rather than through a bank or other lender.

DSLP — The William D. Ford Federal Direct Loan Program.

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

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

FFELP Consolidation Loans — Under the FFELP, borrowers with multiple eligible student loans may consolidate them into a single student loan with one lender at a fixed rate for the life of the loan. The new loan is considered a FFELP Consolidation Loan. Typically a borrower may consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is fixed for the term of the loan and is set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, FFELP Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula (see definition below). In April 2008, the Company suspended originating new FFELP Consolidation Loans.

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

Gross Floor Income — Floor Income earned before payments on Floor Income Contracts.

Guarantor(s) — State agencies or non-profit companies that guarantee (or insure) FFELP loans made by eligible lenders under The Higher Education Act of 1965 (“HEA”), as amended.

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

Proposed Merger — On April 16, 2007, the Company announced that a buyer group (“Buyer Group”) led by J.C. Flowers & Co. (“J.C. Flowers”), Bank of America, N.A. and JPMorgan Chase, N.A. (the “Merger”) had signed a definitive agreement (“Merger Agreement”) to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. (See also “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.) On January 25, 2008, the Company, Mustang Holding Company Inc. (“Mustang Holding”), Mustang Merger Sub, Inc. (“Mustang Sub”), J.C. Flowers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. entered into a Settlement, Termination and Release Agreement (the “Agreement”). Under the Agreement, a lawsuit filed by the Company related to the Merger, as well as all counterclaims, was dismissed.

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

A schedule of SAP rates is set forth on pages A-7 and A-8 of the Company’s 2009 Annual Report on Form 10-K.

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