Form 10-Q
period 2010-03-31
SLM CORP
filed 2010-05-06
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2010

Voting common stock, $.20 par value	485,753,600 shares

SLM CORPORATION

FORM 10-Q
INDEX
March 31, 2010

Part I. Financial Information
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	110
Item 4.	Controls and Procedures	114

PART II. Other Information
Item 1.	Legal Proceedings	115
Item 1A.	Risk Factors	115
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	115
Item 3.	Defaults Upon Senior Securities	116
Item 4.	(Removed and Reserved)	116
Item 5.	Other Information	116
Item 6.	Exhibits	116
Signatures		117
Glossary(1)		118
EX-10.6
EX-10.7
EX-10.8
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

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $119,522 and $104,219, respectively)	$47,928,753	$42,978,874
FFELP Stafford Loans Held-for-Sale	16,418,101	9,695,714
FFELP Consolidation Loans (net of allowance for losses of $66,693 and $56,949, respectively)	82,177,664	68,378,560
Private Education Loans (net of allowance for losses of $2,018,676 and $1,443,440, respectively)	35,361,689	22,753,462
Other loans (net of allowance for losses of $77,159 and $73,985, respectively)	334,879	420,233
Investments:
Available-for-sale	746,556	1,273,275
Other	654,503	740,553

Total investments	1,401,059	2,013,828
Cash and cash equivalents	6,840,902	6,070,013
Restricted cash and investments	6,115,399	5,168,871
Retained Interest in off-balance sheet securitized loans	—	1,828,075
Goodwill and acquired intangible assets, net	1,167,599	1,177,310
Other assets	9,767,040	9,500,358

Total assets	$207,513,085	$169,985,298

Liabilities
Short-term borrowings	$41,102,389	$30,896,811
Long-term borrowings	157,983,266	130,546,272
Other liabilities	3,671,734	3,263,593

Total liabilities	202,757,389	164,706,676

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized:
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Series C: 7.25% mandatory convertible preferred stock; 810 and 810 shares, respectively, issued at liquidation preference of $1,000 per share	810,370	810,370
Common stock, par value $.20 per share, 1,125,000 shares authorized: 553,408 and 552,220 shares issued, respectively	110,682	110,444
Additional paid-in capital	5,106,094	5,090,891
Accumulated other comprehensive loss (net of tax benefit of $24,535 and $23,448, respectively)	(42,511)	(40,825)
Retained earnings	72,062	604,467

Total SLM Corporation stockholders’ equity before treasury stock	6,621,697	7,140,347
Common stock held in treasury at cost: 67,564 and 67,222 shares, respectively	1,866,020	1,861,738

Total SLM Corporation stockholders’ equity	4,755,677	5,278,609
Noncontrolling interest	19	13

Total equity	4,755,696	5,278,622

Total liabilities and equity	$207,513,085	$169,985,298

Supplemental information — significant assets and liabilities of variable interest entities:

	March 31,	December 31,
	2010	2009

FFELP Stafford and Other Student Loans	$62,163,939	$51,067,680
FFELP Consolidation Loans	81,460,381	67,664,019
Private Education Loans	23,860,189	10,107,298
Restricted cash and investments	5,724,454	4,596,147
Other assets	4,323,164	3,639,918
Short-term borrowings	33,766,308	23,384,051
Long-term borrowings	130,114,526	101,012,628

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Interest income:
FFELP Stafford and Other Student Loans	$283,437	$342,816
FFELP Consolidation Loans	523,325	489,362
Private Education Loans	565,154	387,041
Other loans	8,996	16,420
Cash and investments	4,949	5,971

Total interest income	1,385,861	1,241,610
Total interest expense	531,384	1,026,547

Net interest income	854,477	215,063
Less: provisions for loan losses	359,120	250,279

Net interest income (loss) after provisions for loan losses	495,357	(35,216)

Other income (loss):
Securitization servicing and Residual Interest revenue (loss)	—	(95,305)
Gains on sales of loans and securities, net	8,653	—
Gains (losses) on derivative and hedging activities, net	(82,410)	104,025
Contingency fee revenue	80,311	74,815
Collections revenue	21,966	43,656
Guarantor servicing fees	36,090	34,008
Other	190,410	192,458

Total other income	255,020	353,657

Expenses:
Salaries and benefits	150,385	135,142
Other operating expenses	177,635	159,974
Restructuring expenses	26,282	3,773

Total expenses	354,302	298,889

Income (loss) from continuing operations, before income tax expense (benefit)	396,075	19,552
Income tax expense (benefit)	155,795	(5,517)

Net income from continuing operations	240,280	25,069
Loss from discontinued operations, net of tax benefit	—	(46,174)

Net income (loss)	240,280	(21,105)
Less: net income attributable to noncontrolling interest	140	281

Net income (loss) attributable to SLM Corporation	240,140	(21,386)
Preferred stock dividends	18,678	26,395

Net income (loss) attributable to SLM Corporation common stock	$221,462	$(47,781)

Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$240,140	$24,788
Discontinued operations, net of tax	—	(46,174)

Net income (loss) attributable to SLM Corporation	$240,140	$(21,386)

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.46	$—

Discontinued operations	$—	$(.10)

Total	$.46	$(.10)

Average common shares outstanding	484,259	466,761

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.45	$—

Discontinued operations	$—	$(.10)

Total	$.45	$(.10)

Average common and common equivalent shares outstanding	526,631	466,761

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340
Comprehensive income:
Net income (loss)									(21,386)		(21,386)	281	(21,105)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								950			950		950
Change in unrealized gains (losses) on derivatives, net of tax								5,409			5,409		5,409
Defined benefit pension plans adjustment								(333)			(333)		(333)

Comprehensive income											(15,360)	281	(15,079)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.66 per share)									(2,520)		(2,520)		(2,520)
Preferred stock, series C ($18.13 per share)									(20,840)		(20,840)		(20,840)
Restricted stock dividend									(7)		(7)		(7)
Issuance of common shares		286,846	98	286,944		57	2,045			5	2,107		2,107
Issuance of preferred shares							160		(160)		—		—
Tax benefit related to employee stock option and purchase plans							(4,495)				(4,495)		(4,495)
Stock-based compensation cost							12,333				12,333		12,333
Repurchase of common shares:
Benefit plans			(147,058)	(147,058)						(3,566)	(3,566)		(3,566)
Sale of international Purchased Paper — Non-Mortgage business											—	(7,257)	(7,257)
Noncontrolling interest — other											—	(282)	(282)

Balance at March 31, 2009	8,449,770	534,698,117	(67,105,360)	467,592,757	$1,714,770	$106,940	$4,694,155	$(70,450)	$378,387	$(1,859,955)	$4,963,847	$12	$4,963,859

Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375,370	$110,444	$5,090,891	$(40,825)	$604,467	$(1,861,738)	$5,278,609	$13	$5,278,622
Comprehensive income:
Net income (loss)									240,140		240,140	140	240,280
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								63			63		63
Change in unrealized gains (losses) on derivatives, net of tax								(1,712)			(1,712)		(1,712)
Defined benefit pension plans adjustment								(37)			(37)		(37)

Comprehensive income											238,454	140	238,594
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.24 per share)									(955)		(955)		(955)
Preferred stock, series C ($18.13 per share)									(14,688)		(14,688)		(14,688)
Restricted stock dividend									(11)		(11)		(11)
Issuance of common shares		1,188,209		1,188,209		238	6,401				6,639		6,639
Issuance of preferred shares							160		(160)		—		—
Tax benefit related to employee stock option and purchase plans							(3,593)				(3,593)		(3,593)
Stock-based compensation cost							12,235				12,235		12,235
Cumulative effect of accounting change (See Note 1)									(753,856)		(753,856)		(753,856)
Repurchase of common shares:
Benefit plans			(341,846)	(341,846)						(4,282)	(4,282)		(4,282)
Noncontrolling interest — other											—	(134)	(134)

Balance at March 31, 2010	8,110,370	553,407,785	(67,563,788)	485,843,997	$1,375,370	$110,682	$5,106,094	$(42,511)	$72,062	$(1,866,020)	$4,755,677	$19	$4,755,696

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating activities
Net income (loss)	$240,280	$(21,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations, net of tax benefit	—	46,174
Gains on sales of loans and securities, net	(8,653)	—
Stock-based compensation cost	12,278	13,243
Unrealized (gains)/losses on derivative and hedging activities	(122,044)	(15,273)
Provisions for loan losses	359,120	250,279
Student loans originated for sale, net	(6,722,387)	(6,411,932)
Decrease in restricted cash — other	25,755	35,270
(Increase) decrease in accrued interest receivable	(158,066)	458,024
Increase (decrease) in accrued interest payable	79,833	(284,223)
Adjustment for non-cash loss related to Retained Interest	—	249,833
Decrease in other assets, goodwill and acquired intangible assets, net	747,834	192,020
Decrease in other liabilities	(3,366)	(60,767)

Cash used in operating activities — continuing operations	(5,789,696)	(5,527,352)
Cash provided by operating activities — discontinued operations	—	80,299

Total net cash used in operating activities	(5,549,416)	(5,468,158)

Investing activities
Student loans acquired	(2,638,358)	(2,589,083)
Loans purchased from securitized trusts	—	(2,194)
Reduction of student loans:
Installment payments, claims and other	3,484,121	2,708,857
Proceeds from sales of student loans	75,493	462,311
Other loans — originated	—	(37,017)
Other loans — repaid	82,688	67,186
Other investing activities, net	80,089	22,718
Purchases of available-for-sale securities	(18,688,583)	(20,521,734)
Proceeds from sales of available-for-sale securities	—	100,056
Proceeds from maturities of available-for-sale securities	19,182,117	20,726,497
Purchases of held-to-maturity and other securities	(10,458)	—
Proceeds from maturities of held-to-maturity securities and other securities	39,007	43,994
Increase in restricted cash — on-balance sheet trusts	(52,489)	(344,780)

Net cash provided by investing activities	1,553,627	636,811

Financing activities
Borrowings collateralized by loans in trust — issued	1,544,073	1,330,930
Borrowings collateralized by loans in trust — repaid	(2,099,724)	(1,432,135)
Asset-backed commercial paper conduits, net	(441,723)	682,937
ED Participation Program, net	6,740,199	6,164,514
ED Conduit Program facility, net	368,537	—
Other short-term borrowings issued	—	100,002
Other short-term borrowings repaid	—	(212,720)
Other long-term borrowings issued	1,463,534	1,156,263
Other long-term borrowings repaid	(2,541,703)	(3,024,590)
Other financing activities, net	(247,746)	(905,832)
Excess tax benefit from the exercise of stock-based awards	100	—
Common stock issued	11	—
Preferred dividends paid	(18,517)	(26,235)
Noncontrolling interest, net	(363)	(7,988)

Net cash provided by financing activities	4,766,678	3,825,146

Net increase (decrease) in cash and cash equivalents	770,889	(1,006,201)
Cash and cash equivalents at beginning of period	6,070,013	4,070,002

Cash and cash equivalents at end of period	$6,840,902	$3,063,801

Cash disbursements made (refunds received) for:
Interest	$549,075	$1,403,858

Income taxes, net	$(493,132)	$12,965

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company” or “Sallie Mae”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2009 to be consistent with classifications adopted for 2010, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Standards

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model

In June 2009, the Financial Accounting Standards Board (“FASB”) issued topic updates to Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and to ASC 810, “Consolidation.”

The topic update to ASC 860, among other things, (1) eliminates the concept of a qualifying special purpose entity (“QSPE”), (2) changes the requirements for derecognizing financial assets, (3) changes the amount of the recognized gain/loss on a transfer accounted for as a sale when beneficial interests are received by the transferor, and (4) requires additional disclosure. The topic update to ASC 860 is effective for transactions which occur after December 31, 2009. The impact of ASC 860 to future transactions will depend on how such transactions are structured. ASC 860 relates primarily to the Company’s secured borrowing facilities. All of the Company’s secured borrowing facilities entered into in 2008 and 2009, including securitization trusts, have been accounted for as on-balance sheet financing facilities. These transactions would have been accounted for in the same manner if ASC 860 had been effective during these years.

The topic update to ASC 810, significantly changes the consolidation model for variable interest entities (“VIEs”). The topic update amends ASC 810 and, among other things, (1) eliminates the exemption for QSPEs, (2) provides a new approach for determining which entity should consolidate a VIE that is more focused on control rather than economic interest, (3) changes when it is necessary to reassess who should consolidate a VIE and (4) requires additional disclosure. The topic update to ASC 810 is effective as of January 1, 2010.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

potentially be significant to the VIE. As it relates to the Company’s securitized assets, the Company is the servicer of the securitized assets and owns the Residual Interest of the securitization trusts. As a result, the Company is the primary beneficiary of its securitization trusts and consolidated those trusts that are off-balance sheet at their historical cost basis on January 1, 2010. The historical cost basis is the basis that would exist if these securitization trusts had remained on-balance sheet since they settled. ASC 810 did not change the accounting of any other VIEs the Company has a variable interest in as of January 1, 2010. These new accounting rules will also apply to new transactions entered into from January 1, 2010 forward.

Upon adoption of topic updates to ASC 810, the Company removed the $1.8 billion of Residual Interests (associated with its off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet and the Company consolidated $35.0 billion of assets ($32.6 billion of which are student loans, net of an approximate $550 million allowance for loan loss) and $34.4 billion of liabilities (primarily trust debt), which resulted in an approximate $750 million after-tax reduction of stockholders’ equity (recorded as a cumulative effect adjustment to retained earnings). After the adoption of topic updates to ASC 810, the Company’s results of operations no longer reflect securitization servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with the Company’s accounting treatment of prior on-balance securitization trusts. As of January 1, 2010, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. As a result, effective January 1, 2010, the Company’s Managed and on-balance sheet (GAAP) student loan portfolios are the same.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

The following table summarizes the total loan provisions for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009

Private Education Loans	$325,022	$203,545
FFELP Stafford and Other Student Loans	22,996	34,398
Mortgage and consumer loans	11,102	12,336

Total provisions for loan losses	$359,120	$250,279

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for loan losses for Private Education Loans for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009

Allowance at beginning of period	$1,443,440	$1,308,043
Provision for Private Education Loan losses	325,022	203,545
Charge-offs	(284,478)	(138,815)
Reclassification of interest reserve	10,642	11,681
Consolidation of off-balance sheet trusts(1)	524,050	—

Allowance at end of period	$2,018,676	$1,384,454

Charge-offs as a percentage of average loans in repayment (annualized)	4.7%	5.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.4%	4.7%
Allowance as a percentage of the ending total loan balance	5.3%	5.9%
Allowance as a percentage of ending loans in repayment	8.2%	12.3%
Allowance coverage of charge-offs (annualized)	1.7	2.5
Ending total loans(2)	$38,292,920	$23,564,123
Average loans in repayment	$24,645,633	$11,107,102
Ending loans in repayment	$24,705,990	$11,233,368

(1)
     Upon the adoption of topic updates to ASC 810 on January 1, 2010, the Company consolidated all of its off-balance sheet securitization trusts. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model” for further discussion.)

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of March 31, 2010, December 31, 2009, and March 31, 2009.

	Private Education Loan Delinquencies
	March 31,				March 31,
	2010		December 31, 2009		2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$11,452		$8,910		$11,205
Loans in forbearance(2)	1,338		967		861
Loans in repayment and percentage of each status:
Loans current	21,699	87.9%	12,421	86.4%	9,410	83.8%
Loans delinquent 31-60 days(3)	842	3.4	647	4.5	515	4.6
Loans delinquent 61-90 days(3)	576	2.3	340	2.4	403	3.6
Loans delinquent greater than 90 days(3)	1,589	6.4	971	6.7	905	8.0

Total Private Education Loans in repayment	24,706	100%	14,379	100%	11,233	100%

Total Private Education Loans, gross	37,496		24,256		23,299
Private Education Loan unamortized discount	(912)		(559)		(535)

Total Private Education Loans	36,584		23,697		22,764
Private Education Loan receivable for partially charged-off loans	797		499		265
Private Education Loan allowance for losses	(2,019)		(1,443)		(1,384)

Private Education Loans, net	$35,362		$22,753		$21,645

Percentage of Private Education Loans in repayment		65.9%		59.3%		48.2%

Delinquencies as a percentage of Private Education Loans in repayment		12.2%		13.6%		16.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.1%		6.3%		7.1%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for loan losses for the FFELP loan portfolio for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009

Allowance at beginning of period	$161,168	$137,543
Provision for FFELP loan losses	22,996	34,398
Charge-offs	(21,404)	(18,880)
Decrease for student loan sales and other	(1,694)	(767)
Consolidation of off-balance sheet trusts(1)	25,149	—

Allowance at end of period	$186,215	$152,294

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%
Allowance as a percentage of the ending total loan balance	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%
Allowance coverage of charge-offs (annualized)	2.1	2.0
Ending total loans, gross	$143,914,476	$126,453,600
Average loans in repayment	$82,437,527	$69,595,581
Ending loans in repayment	$82,457,392	$68,614,707

(1)	Upon the adoption of topic updates to ASC 810 on January 1, 2010, the Company consolidated all of its off-balance sheet securitization trusts. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model” for further discussion.)

The Company maintains an allowance for Risk Sharing loan losses on its FFELP loan portfolio. The level of Risk Sharing has varied over the past few years with legislative changes. As of March 31, 2010, 47 percent of the FFELP loan portfolio was subject to 3 percent Risk Sharing, 52 percent was subject to 2 percent Risk Sharing and the remaining 1 percent was not subject to any Risk Sharing.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

FFELP Loan Delinquencies

The table below shows the Company’s FFELP loan delinquency trends as of March 31, 2010, December 31, 2009 and March 31, 2009.

	FFELP Loan Delinquencies
	March 31, 2010		December 31, 2009		March 31, 2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$43,719		$35,079		$44,679
Loans in forbearance(2)	17,738		14,121		13,160
Loans in repayment and percentage of each status:
Loans current	68,141	82.6%	57,528	82.4%	57,925	84.4%
Loans delinquent 31-60 days(3)	4,817	5.9	4,250	6.1	3,710	5.4
Loans delinquent 61-90 days(3)	2,962	3.6	2,205	3.1	2,017	3.0
Loans delinquent greater than 90 days(3)	6,537	7.9	5,844	8.4	4,963	7.2

Total FFELP loans in repayment	82,457	100%	69,827	100%	68,615	100%

Total FFELP loans, gross	143,914		119,027		126,454
FFELP loan unamortized premium	2,796		2,187		2,428

Total FFELP loans	146,710		121,214		128,882
FFELP loan allowance for losses	(186)		(161)		(152)

FFELP loans, net	$146,524		$121,053		$128,730

Percentage of FFELP loans in repayment		57.3%		58.7%		54.3%

Delinquencies as a percentage of FFELP loans in repayment		17.4%		17.6%		15.6%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		17.7%		16.8%		16.1%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments

A summary of investments and restricted investments as of March 31, 2010 and December 31, 2009 follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury securities	$2,262	$—	$—	$2,262
Other securities:
Asset-backed securities	81,705	245	(1,075)	80,875
Commercial paper and asset-backed commercial paper	649,992	—	—	649,992
Municipal bonds	9,935	2,055	—	11,990
Other	1,554	—	(117)	1,437

Total investment securities available-for-sale	$745,448	$2,300	$(1,192)	$746,556

Restricted Investments
Available-for sale
U.S. Treasury securities	$24,835	$—	$—	$24,835
Guaranteed investment contracts	35,006	—	—	35,006

Total restricted investments available-for-sale	$59,841	$—	$—	$59,841

Held-to-maturity
Guaranteed investment contracts	$3,550	$—	$—	$3,550

Total restricted investments held-to-maturity	$3,550	$—	$—	$3,550

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments (Continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury securities	$272	$—	$—	$272
Other securities:
Asset-backed securities	110,336	306	(893)	109,749
Commercial paper and asset-backed commercial paper	1,149,981	—	—	1,149,981
Municipal bonds	9,935	1,942	—	11,877
Other	1,550	—	(154)	1,396

Total investment securities available-for-sale	$1,272,074	$2,248	$(1,047)	$1,273,275

Restricted Investments
Available-for sale
U.S. Treasury securities	$25,026	$—	$—	$25,026
Guaranteed investment contracts	26,951	—	—	26,951

Total restricted investments available-for-sale	$51,977	$—	$—	$51,977

Held-to-maturity
Guaranteed investment contracts	$3,550	$—	$—	$3,550
Other	215	—	—	215

Total restricted investments held-to-maturity	$3,765	$—	$—	$3,765

In addition to the restricted investments detailed above, at March 31, 2010 and December 31, 2009, the Company had restricted cash and cash equivalents of $6.0 billion and $5.1 billion, respectively. As of March 31, 2010 and December 31, 2009, $25 million (all of which is in restricted cash and investments on the balance sheet) and $50 million ($25 million of which is in restricted cash and investments on the balance sheet), respectively, of available-for-sale investment securities were pledged as collateral.

There were no sales of investments, including available-for-sale securities, during the three months ended March 31, 2010. In the three months ended March 31, 2009, the Company sold available-for-sale securities with a fair value of $100 million, resulting in no realized gain or loss. The cost basis for these securities was determined through specific identification of the securities sold.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments (Continued)

As of March 31, 2010, the stated maturities for the investments (including restricted investments) are shown in the following table:

	March 31, 2010
	Held-to-	Available-for-
	Maturity	Sale(1)	Other

Year of Maturity
2010	$—	$678,526	$583,740
2011	—	—	5,080
2012	—	—	—
2013	—	676	5,916
2014	—	—	—
2015-2019	—	11,990	59,768
After 2019	3,550	115,205	4,744

Total	$3,550	$806,397	$659,248

(1)	Available-for-sale securities are stated at fair value.

At March 31, 2010 and December 31, 2009, the Company also had other investments of $659 million and $741 million, respectively. At March 31, 2010 and December 31, 2009, other investments included $582 million and $636 million, respectively, of receivables for cash collateral posted with derivative counterparties. Other investments also included leveraged leases which at March 31, 2010 and December 31, 2009, totaled $65 million and $66 million, respectively, that are general obligations of American Airlines and Federal Express Corporation. At December 31, 2009, other investments also included the Company’s remaining investment in The Reserve Primary Fund totaling $32 million. The Company received $32 million from The Reserve Primary Fund on January 29, 2010, resulting in an investment balance of zero.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
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

	As of March 31,
	2010 and December 31,
	2009
		Accumulated
(Dollars in millions)	Gross	Impairments	Net

Lending	$412	$(24)	$388
APG	401	—	401
Guarantor Servicing	62	—	62
Upromise	140	—	140
Other	1	(1)	—

Total	$1,016	$(25)	$991

Impairment Testing

The Company performs goodwill impairment testing annually in the fourth quarter as of a September 30 valuation date or more frequently if an event occurs or circumstances change such that there is a potential that the fair value of a reporting unit or reporting units may be below their respective carrying values.

On March 30, 2010, President Obama signed into law H.R. 4872, which included the Student Aid and Fiscal Responsibility Act (“SAFRA”). Effective July 1, 2010, the legislation eliminates the authority to provide new loans under FFELP and requires that all new federal loans are to be made through the Direct Student Loan Program (“DSLP”). The new law does not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law. This restructuring will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete. See Note 12, “Restructuring Activities” for further details.

In connection with the passage of SAFRA legislation on March 30, 2010, a trigger event occurred for the Lending, APG and Guarantor Servicing reporting units which requires the Company to assess potential goodwill impairment as of March 31, 2010. As part of the impairment assessment, the Company considered the implications of the SAFRA legislation to these reporting units as well as continued uncertainty in the economy and the tight credit markets during the first quarter of 2010. The impairment assessment methodology utilized a discounted cash flow analysis for each reporting unit affected by the new SAFRA legislation. This assessment resulted in estimated fair values of the Company’s reporting units in excess of their carrying values at March 31, 2010. Accordingly, there was no indicated impairment for these reporting units in the first quarter of 2010. Likewise, in conjunction with the Company’s annual impairment assessment in the fourth quarter of 2009, the cash flow projections for the Lending, APG and Guarantor Servicing reporting units were valued assuming the proposed SAFRA legislation was passed. There was no indicated impairment for any of the reporting units in the fourth quarter of 2009.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

As a result of the passage of the SAFRA legislation, certain revenue streams in the Lending and APG reporting units and the entire revenue stream of the Guarantor Servicing reporting unit will wind down over time. As these revenue streams wind down, goodwill impairment may be triggered for the Lending and APG reporting units and will definitely be triggered for the Guarantor Servicing reporting unit due to the passage of time and depletion of projected cash flows stemming from FFELP-related contracts.

Management acknowledges that the economic slowdown could adversely affect the operating results of the Company’s reporting units. If the forecasted performance of the Company’s reporting units is not achieved, or if the Company’s stock price declines to a depressed level resulting in deterioration in the Company’s total market capitalization, the fair value of one or more of the reporting units could be significantly reduced, and the Company may be required to record a charge, which could be material, for an impairment of goodwill.

Goodwill by Reportable Segments

A summary of changes in the Company’s goodwill by reportable segment is as follows:

	December 31,	Acquisitions/	March 31,
(Dollars in millions)	2009	Other	2010

Lending	$388	$—	$388
Asset Performance Group	401	—	401
Corporate and Other	202	—	202

Total	$991	$—	$991

	December 31,	Acquisitions/	December 31,
(Dollars in millions)	2008	Other	2009

Lending	$388	$—	$388
Asset Performance Group	401	—	401
Corporate and Other	202	—	202

Total	$991	$—	$991

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets include the following:

	Average	As of March 31, 2010
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$332	$(217)	$115
Software and technology	7 years	98	(90)	8
Non-compete agreements		11	(11)	—

Total		441	(318)	123
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	54	—	54

Total acquired intangible assets		$495	$(318)	$177

	Average	As of December 31, 2009
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$332	$(208)	$124
Software and technology	7 years	98	(89)	9
Non-compete agreements		11	(11)	—

Total		441	(308)	133
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	54	—	54

Total acquired intangible assets		$495	$(308)	$187

The Company recorded amortization of acquired intangible assets from continuing operations totaling $10 million for both the three months ended March 30, 2010 and 2009, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings

The following table summarizes the Company’s borrowings as of March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings	$4,831	$22,214	$27,045	$5,185	$22,797	$27,982
Unsecured term bank deposits	1,208	4,202	5,410	842	4,795	5,637
ED Participation Program facility	15,746	—	15,746	9,006	—	9,006
ED Conduit Program facility	14,682	—	14,682	14,314	—	14,314
ABCP borrowings	3,278	5,000	8,278	—	8,801	8,801
Securitizations	—	122,277	122,277	—	89,200	89,200
Indentured trusts	60	1,505	1,565	64	1,533	1,597
Other(1)	1,159	—	1,159	1,472	—	1,472

Total before fair value adjustments	40,964	155,198	196,162	30,883	127,126	158,009
ASC 815 fair value adjustments	138	2,786	2,924	14	3,420	3,434

Total	$41,102	$157,984	$199,086	$30,897	$130,546	$161,443

(1)	Other primarily consists of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation.

As of March 31, 2010, the Company had $3.5 billion in unsecured revolving credit facilities which provide liquidity support for general corporate purposes. The Company has never drawn on these facilities. These facilities include a $1.9 billion revolving credit facility maturing in October 2010 and a $1.6 billion revolving credit facility maturing in October 2011. On May 5, 2010, the $1.9 billion revolving credit facility maturing in October 2010 was terminated.

The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $2.9 billion as of March 31, 2010. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended March 31, 2010. The Company has not relied upon the Company’s unsecured revolving credit facilities as a primary source of liquidity. Even though the Company has never borrowed under these facilities, the revolving credit facility maturing October 2011 remains available to be drawn upon for general corporate purposes.

Secured Borrowings

VIEs are required to be consolidated by their primary beneficiaries. The criteria to be considered the primary beneficiary changed on January 1, 2010 upon the adoption of topic updates to ASC 810 (see Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model” for further discussion). A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities that have a significant impact on the success of the entity, the obligation to absorb the expected losses of an entity, and the rights to receive the expected residual returns of the entity.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

The Company currently consolidates a number of financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. The Company is the primary beneficiary of and currently consolidates the following financing VIEs as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$15,746	$—	$15,746	$16,148	$176	$152	$16,476
ED Conduit Program facility	14,682	—	14,682	14,952	411	396	15,759
ABCP borrowings	3,278	5,000	8,278	9,202	170	83	9,455
Securitizations	—	122,277	122,277	125,349	4,753	3,671	133,773
Indentured trusts	60	1,505	1,565	1,834	214	21	2,069

Total before fair value adjustments	33,766	128,782	162,548	167,485	5,724	4,323	177,532
ASC 815 fair value adjustment	—	1,333	1,333	—	—	—	—

Total	$33,766	$130,115	$163,881	$167,485	$5,724	$4,323	$177,532

	December 31, 2009
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$9,006	$—	$9,006	$9,397	$115	$61	$9,573
ED Conduit Program facility	14,314	—	14,314	14,594	478	372	15,444
ABCP borrowings	—	8,801	8,801	9,929	204	100	10,233
Securitizations	—	89,200	89,200	93,021	3,627	3,083	99,731
Indentured trusts	64	1,533	1,597	1,898	172	24	2,094

Total before fair value adjustments	23,384	99,534	122,918	128,839	4,596	3,640	137,075
ASC 815 fair value adjustment	—	1,479	1,479	—	—	—	—

Total	$23,384	$101,013	$124,397	$128,839	$4,596	$3,640	$137,075

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”) to fund FFELP and Private Education Loans. In 2009, the FFELP facilities were subsequently amended and reduced and the Private Education facility was retired.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

On January 15, 2010, the Company terminated the 2008 Asset-Backed Financing Facilities for FFELP and entered into new multi-year ABCP facilities (the “2010 Facility”) which will continue to provide funding for the Company’s federally guaranteed student loans. The 2010 Facility provides for maximum funding of $10 billion for the first year, $5 billion for the second year and $2 billion for the third year. Upfront fees related to the 2010 Facility were approximately $4 million. The underlying cost of borrowing under the 2010 Facility for the first year is expected to be commercial paper issuance cost plus 0.50 percent, excluding up-front commitment and unused fees.

Borrowings under the 2010 Facility are non-recourse to the Company. The maximum amount the Company may borrow under the 2010 Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. Funding under the 2010 Facility is subject to usual and customary conditions. The 2010 Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities. Increases in the borrowing rate of up to LIBOR plus 450 basis points could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 200 basis points to LIBOR plus 300 basis points over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon. As of March 31, 2010, there was approximately $8.3 billion outstanding under this facility. The book basis of the assets securing this facility at March 31, 2010 was $9.5 billion.

The Department of Education (“ED”) Funding Programs

In August 2008, ED implemented the Purchase Program and the Loan Purchase Participation Program (the “Participation Program”) pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Under the terms of the Participation Program, on September 30, 2010, AY 2009-2010 loans funded under the Participation Program must be either repurchased by the Company or sold to ED pursuant to the Participation Program, which has identical economics to the Purchase Program. Given the state of the credit markets, the Company currently expects to sell all of the loans funded under the Participation Program to ED. Loans eligible for the Participation or Purchase Programs are limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. As of March 31, 2010, the Company had $15.7 billion of advances outstanding under the Participation Program. No Company loans from AY 2009-2010 have been sold to ED as of March 31, 2010.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time the notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through the Put Agreement at a price of 97 percent of the face amount of the loans. As of March 31, 2010, approximately $15.0 billion face amount of the Company’s Stafford and PLUS Loans were funded through the ED Conduit Program. For the first quarter of 2010, the average interest rate paid on this facility was approximately 0.62 percent. As of March 31, 2010, there is less than $200 million face amount of additional FFELP Stafford and PLUS Loans (excluding loans currently in the Participation Program) that can be funded through the ED Conduit Program.

Securitizations

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business ABS at lower interest rate spreads. The Term Asset-Backed Securities Loan Facility (“TALF”) was initiated on March 17, 2009 and provided investors who purchase eligible ABS with funding of up to five years. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and Private Education Loans first disbursed since May 1, 2007. For student loan collateral, TALF expired on March 31, 2010.

In 2009, the Company completed four FFELP long-term ABS transactions totaling $5.9 billion. The FFELP transactions were composed primarily of FFELP Consolidation Loans which were not eligible for the ED Conduit Program or the TALF.

During 2009, the Company completed $7.5 billion of Private Education Loan term ABS transactions, all of which were private placement transactions. On January 6, 2009, the Company closed a $1.5 billion 12.5 year ABS based facility. This facility is used to provide up to $1.5 billion term financing for Private Education Loans. The fully utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, the Company completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the ABS based facility for this issuance was $1.1 billion. In addition, the Company completed $6.0 billion of Private Education Loan term ABS transactions which were TALF-eligible.

During the first quarter of 2010, the Company completed a $1.6 billion Private Education Loan term ABS transaction which was TALF-eligible. The issuance included one $149 million tranche bearing a coupon of Prime minus 0.05 percent and a second $1.401 billion tranche bearing a coupon of 1-month LIBOR plus 3.25 percent.

On April 12, 2010, the Company priced a $1.2 billion FFELP long-term ABS transaction. The transaction settled on April 15, 2010 and includes $1.2 billion A Notes bearing a coupon of 1-month LIBOR plus 0.40 percent and $37 million B Notes bearing a coupon of 1-month LIBOR plus 0.90 percent. The B Notes were purchased by the Company in their entirety on the settlement date. This transaction was composed primarily of FFELP Stafford and PLUS loans.

The Company has $5.3 billion face amount of Private Education Loan securitization bonds outstanding at March 31, 2010, where the Company has the ability to call the bonds at a discount to par between 2011 and 2014. The Company has concluded that it is probable it will call these bonds at the call date at the respective

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

discount. Probability is based on the Company’s assessment of whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, the Company is accreting this call discount as a reduction to interest expense through the call date. If it becomes less than probable that the Company will call these bonds at a future date, it will result in the Company reversing this prior accretion as a cumulative catch-up adjustment. The Company has accreted approximately $86 million, cumulatively, and $26 million in the first quarter of 2010 as a reduction of interest expense.

Auction Rate Securities

At March 31, 2010, the Company had $3.3 billion of taxable and $1.1 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of the Company’s auction rate securities’ interest rates are set. As a result, $3.6 billion of the Company’s auction rate securities as of March 31, 2010 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on the Company’s taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 0.84 percent during the first quarter of 2010. As of March 31, 2010, $0.8 billion of auction rate securities with shorter weighted average terms to maturity have had successful auctions, resulting in an average rate of 1.56 percent.

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

Federal Home Loan Bank in Des Moines (“FHLB-DM”)

On January 15, 2010, HICA Education Loan Corporation (“HICA”), a subsidiary of the Company, entered into a lending agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes federally-guaranteed student loans. The initial borrowing of $25 million at a rate of 0.23 percent under this facility occurred on January 15, 2010 and matured on January 22, 2010. The amount, price and tenor of future advances will vary and will be determined at the time of each borrowing. The maximum amount that can be borrowed, as of March 31, 2010, subject to available collateral, is approximately $11 billion. As of March 31, 2010, borrowing under the facility totaled $90 million. The Company has provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

6.	Student Loan Securitization

The Company securitizes its FFELP Stafford loans, FFELP Consolidation Loans and Private Education Loan assets. Prior to the adoption of topic updates to the FASB’s ASC 810 on January 1, 2010, for transactions qualifying as sales, the Company retained a Residual Interest and servicing rights (as the Company retained the servicing responsibilities), all of which were referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest was the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

any), other fees, and the principal and interest on the bonds backed by the student loans. As a result of adopting the topic updates to ASC 810, the Company removed the $1.8 billion of Residual Interests (associated with its off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet (see Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model” for further details).

Securitization Activity

The following table summarizes the Company’s securitization activity for the three months ended March 31, 2010 and 2009. The securitizations in the periods presented below were accounted for as financing under ASC 860.

	Three Months Ended March 31,
	2010		2009
		Loan		Loan
	No. of	Amount	No. of	Amount
(Dollars in millions)	Transactions	Securitized	Transactions	Securitized

Securitizations:
FFELP Stafford/PLUS Loans	—	$—	—	$—
FFELP Consolidation Loans	—	—	—	—
Private Education Loans	1	1,929	1	2,891

Total securitizations	1	$1,929	1	$2,891

The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the three months ended March 31, 2009.

Three Months
Ended
(Dollars in millions)	March 31, 2009

Net proceeds from new securitizations completed during the period	$—
Cash distributions from trusts related to Residual Interests	114
Servicing fees received(1)	58
Purchases of previously transferred financial assets for representation and warranty violations	(3)
Reimbursements of borrower benefits(2)	(8)
Purchases of delinquent Private Education Loans from securitization trusts using delinquent loan call option	—
Purchases of loans using clean-up call option	—

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

(2)	Under the terms of the securitizations, the transaction documents require that the Company reimburse the trusts for any borrower benefits afforded the borrowers of the underlying securitized loans.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

as sales as of December 31, 2009. As noted previously, the Residual Interest was removed from the balance sheet on January 1, 2010.

	As of December 31, 2009
	FFELP		Consolidation		Private
	Stafford and		Loan		Education
(Dollars in millions)	PLUS		Trusts(1)		Loan Trusts		Total

Fair value of Residual Interests	$243		$791		$794		$1,828
Underlying securitized loan balance	5,377		14,369		12,986		32,732
Weighted average life	3.3	yrs.	9.0	yrs.	6.3	yrs.
Prepayment speed (annual rate)(2)
Interim status	0%		N/A		0%
Repayment status	0-14%		2-4%		2-15%
Life of loan — repayment status	9%		3%		6%
Expected remaining credit losses (% of outstanding student loan principal)(3)(4)	.10%		.25%		5.31%
Residual cash flows discount rate	10.6%		12.3%		27.5%

(1)	Includes $569 million related to the fair value of the Embedded Floor Income as of December 31, 2009.

(2)	The Company uses Constant Prepayment Rate (“CPR”) curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(3)	Remaining expected credit losses as of the respective balance sheet date.

(4)	For Private Education Loan trusts, estimated defaults from settlement to maturity are 12.2 percent at December 31, 2009. These estimated defaults do not include recoveries related to defaults but do include prior purchases of loans at par by the Company when loans reached 180 days delinquent (prior to default) under a contingent call option. Although these loan purchases do not result in a realized loss to the trust, the Company has included them here. Not including these purchases in the disclosure would result in estimated defaults of 9.3 percent at December 31, 2009.

The Company recorded net unrealized mark-to-market losses in “securitization servicing and Residual Interest revenue (loss)” of $261 million for the three months ended March 31, 2009.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

As of March 31, 2009, the Company had changed the following significant assumptions compared to those used as of December 31, 2008, to determine the fair value of the Residual Interests:

•	Life of loan default rate assumptions for Private Education Loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $49 million unrealized mark-to-market loss.

•	The discount rate assumption related to the Private Education Loan was increased. The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate for the purpose of arriving at a discount rate, in light of the current economic and credit uncertainty that exists in the market as of March 31, 2009. This discount rate was applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 500 basis points to take into account the level of cash flow uncertainty and lack of liquidity that existed with the Residual Interests as of March 31, 2009. This resulted in a $126 million unrealized mark-to-market loss.

The table below shows the Company’s off-balance sheet Private Education Loan delinquencies as of March 31, 2009.

	Off-Balance Sheet Private Education Loan Delinquencies
	March 31, 2009
(Dollars in millions)	Balance	%

Loans in-school/grace/deferment(1)	$3,419
Loans in forbearance(2)	619
Loans in repayment and percentage of each status:
Loans current	8,570	90.0%
Loans delinquent 31-60 days(3)	297	3.1
Loans delinquent 61-90 days(3)	222	2.3
Loans delinquent greater than 90 days(3)	434	4.6

Total off-balance sheet Private Education Loans in repayment	9,523	100%

Total off-balance sheet Private Education Loans, gross	$13,561

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardships or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

The following table summarizes charge-off activity for Private Education Loans in the off-balance sheet trusts for the three months ended March 31, 2009.

Three Months
Ended
(Dollars in millions)	March 31, 2009

Charge-offs	$63
Charge-offs as a percentage of average loans in repayment (annualized)	2.7%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	2.5%
Ending off-balance sheet total Private Education Loans(1)	$13,669
Average off-balance sheet Private Education Loans in repayment	$9,413
Ending off-balance sheet Private Education Loans in repayment	$9,523

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans (see Note 2, “Allowance for Loan Losses”).

7.	Derivative Financial Instruments

Derivative instruments are used as part of the Company’s interest rate and foreign currency risk management strategy and include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. (For a full discussion of the Company’s risk management strategy and use of derivatives, please see the Company’s 2009 Form 10-K, Note 9, “Derivative Financial Instruments,” to the consolidated financial statements.) The accounting of the Company’s derivatives requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company’s derivative instruments are classified and accounted for by the Company as fair value hedges, cash flow hedges or trading activities.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
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

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2010 and December 31, 2009, and their impact on other comprehensive income and earnings for the three months ended March 31, 2010 and 2009.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(Dollars in millions)	Exposure	2010	2009	2010	2009	2010	2009	2010	2009

Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$754	$684	$129	$133	$883	$817
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	2,586	2,932	37	44	2,623	2,976

Total derivative assets(3)		—	—	3,340	3,616	166	177	3,506	3,793
Derivative Liabilities
Interest rate swaps	Interest rate	(87)	(78)	(21)	(6)	(580)	(639)	(688)	(723)
Floor Income Contracts	Interest rate	—	—	—	—	(1,441)	(1,234)	(1,441)	(1,234)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(320)	(192)	(1)	(1)	(321)	(193)
Other(2)	Interest rate	—	—	—	—	(24)	(20)	(24)	(20)

Total derivative liabilities(3)		(87)	(78)	(341)	(198)	(2,046)	(1,894)	(2,474)	(2,170)

Net total derivatives		$(87)	$(78)	$2,999	$3,418	$(1,880)	$(1,717)	$1,032	$1,623

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of Euro-dollar futures contracts, the embedded derivatives in asset-backed financings, and derivatives related to the ABS based facility. The embedded derivatives are required to be accounted for as derivatives.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009

Gross position	$3,506	$3,793	$(2,474)	$(2,170)
Impact of master netting agreements	(1,017)	(1,009)	1,017	1,009

Derivative values with impact of master netting agreements	2,489	2,784	(1,457)	(1,161)
Cash collateral (held) pledged	(860)	(1,268)	582	636

Net position	$1,629	$1,516	$(875)	$(525)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(Dollars in billions)	2010	2009	2010	2009	2010	2009	2010	2009

Notional Values
Interest rate swaps	$1.7	$1.7	$14.4	$12.4	$150.6	$148.2	$166.7	$162.3
Floor Income Contracts	—	—	—	—	41.2	47.1	41.2	47.1
Cross currency interest rate swaps	—	—	21.6	19.3	.3	.3	21.9	19.6
Other(1)	—	—	—	—	1.2	1.1	1.2	1.1

Total derivatives	$1.7	$1.7	$36.0	$31.7	$193.3	$196.7	$231.0	$230.1

(1)	“Other” includes Euro-dollar futures contracts, embedded derivatives bifurcated from securitization debt, as well as derivatives related to the ABS facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Fair Value Hedges
Interest rate swaps	$55	$(183)	$120	$79	$(63)	$194	$112	$90
Cross currency interest rate swaps	(1,348)	(922)	101	76	1,363	1,023	116	177

Total fair value derivatives	(1,293)	(1,105)	221	155	1,300	1,217	228	267
Cash Flow Hedges
Interest rate swaps	(1)	4	(15)	(18)	—	—	(16)	(14)

Total cash flow derivatives	(1)	4	(15)	(18)	—	—	(16)	(14)
Trading
Interest rate swaps	110	(300)	6	229	—	—	116	(71)
Floor Income Contracts	19	167	(210)	(140)	—	—	(191)	27
Cross currency interest rate swaps	(7)	(32)	2	—	—	—	(5)	(32)
Other	(6)	64	(2)	—	—	—	(8)	64

Total trading derivatives	116	(101)	(204)	89	—	—	(88)	(12)

Total	(1,178)	(1,202)	2	226	1,300	1,217	124	241
Less: realized gains (losses) recorded in interest expense	—	—	206	137	—	—	206	137

Gains (losses) on derivative and hedging activities, net	$(1,178)	$(1,202)	$(204)	$89	$1,300	$1,217	$(82)	$104

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months Ended March 31,
(Dollars in millions)	2010	2009

Total gains (losses) on cash flow hedges	$(15)	$(4)
Realized (gains) losses reclassified to interest expense(1)(2)(3)	12	11
Hedge ineffectiveness reclassified to earnings(1)(4)	1	(2)

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$(2)	$5

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	The Company expects to reclassify $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

Collateral

Collateral held and pledged at March 31, 2010 and December 31, 2009 related to derivative exposures between the Company and its derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2010	December 31, 2009

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$860	$1,268
Securities at fair value — corporate derivatives (not recorded in financial statements)(2)	246	112
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	677	717

Total collateral held	$1,783	$2,097

Derivative asset at fair value including accrued interest	$2,987	$3,119

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$582	$636
Securities at fair value (recorded in investments)(4)	—	25
Securities at fair value (recorded in restricted investments)(5)	25	25
Securities at fair value re-pledged (not recorded in financial statements)(5)(6)	160	87

Total collateral pledged	$767	$773

Derivative liability at fair value including accrued interest and premium receivable	$804	$758

(1)	At March 31, 2010 and December 31, 2009, $288 million and $447 million, respectively, were held in restricted cash accounts.

(2)	Effective with the downgrade in the Company’s unsecured credit ratings on May 13, 2009, certain counterparties restrict the Company’s ability to sell or re-pledge securities it holds as collateral.

(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

(4)	Counterparty does not have the right to sell or re-pledge securities.

(5)	Counterparty has the right to sell or re-pledge securities.

(6)	Represents securities the Company holds as collateral that have been pledged to other counterparties.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

The Company’s corporate derivatives contain credit contingent features. At the Company’s current unsecured credit rating, it has fully collateralized its corporate derivative liability position (including accrued interest and net of premiums receivable) of $663 million with its counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades; however, these counterparties are currently in an asset position and would be required to deliver assets to the Company in order to terminate. Trust related derivatives do not contain credit contingent features related to the Company’s or trusts’ credit ratings.

Additionally, as of December 31, 2009, $381 million in collateral related to off-balance sheet trust derivatives were held by these off-balance sheet trusts. Collateral posted by third parties to the off-balance sheet trusts cannot be sold or re-pledged by the trusts. As of January 1, 2010, the off-balance sheet trusts were consolidated with the adoption of topic updates to ASC 810. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model.”)

8.	Other Assets

The following table provides detail on the Company’s other assets at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Accrued interest receivable	$3,261,880	33%	$2,566,984	27%
Derivatives at fair value	2,488,862	25	2,783,696	29
Income tax asset, net current and deferred	1,533,540	16	1,750,424	18
APG purchased paper receivables and real estate owned	245,822	3	286,108	3
Benefit and insurance-related investments	474,162	5	472,079	5
Fixed assets, net	323,914	3	322,481	3
Accounts receivable — general	967,984	10	807,086	9
Other	470,876	5	511,500	6

Total	$9,767,040	100%	$9,500,358	100%

The “Derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At March 31, 2010 and December 31, 2009, these balances included $3.0 billion and $3.4 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of March 31, 2010 and December 31, 2009, the cumulative mark-to-market adjustment to the hedged debt was $(2.9) billion and $(3.4) billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases and issuances for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(Shares in millions)	2010	2009

Common shares repurchased:
Benefit plans(1)	.3	.1

Total shares repurchased	.3	.1

Average purchase price per share	$12.53	$24.25

Common shares issued	1.2	.3

Authority remaining at end of period for repurchases	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on March 31, 2010 was $12.52.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive loss as of March 31, 2010, December 31, 2009 and March 31, 2009.

	March 31,	December 31,	March 31,
	2010	2009	2009

Net unrealized gains (losses) on investments(1)(2)	$1,692	$1,629	$(293)
Net unrealized gains (losses) on derivatives(3)	(55,611)	(53,899)	(88,577)
Defined benefit pension plans:
Net gain	11,408	11,445	18,420

Total defined benefit pension plans(4)	11,408	11,445	18,420

Total accumulated other comprehensive loss	$(42,511)	$(40,825)	$(70,450)

(1)	Net of tax expense of $.9 million and $.9 million as of March 31, 2010 and December 31, 2009, respectively, and a tax benefit of $.6 million as of March 31, 2009.

(2)	Net unrealized gains (losses) on investments includes currency translation gains of $1 million, $.8 million and $.3 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

(3)	Net of tax benefit of $32 million, $31 million and $51 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

(4)	Net of tax expense of $7 million, $7 million and $11 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009

Numerator:
Net income (loss) from continuing operations attributable to common stock	$221,462	$(1,607)
Adjusted for dividends of convertible preferred stock series C(1)	14,688	—

Net income (loss) from continuing operations attributable to common stock, adjusted	236,150	(1,607)
Net income (loss) from discontinued operations	—	(46,174)

Net income (loss) attributable to common stock, adjusted	$236,150	$(47,781)

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	484,259	466,761
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C(1)	41,240	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(2)	1,132	—

Dilutive potential common shares(3)	42,372	—

Weighted average shares used to compute diluted EPS	526,631	466,761

Basic earnings (loss) per common share:
Continuing operations	$.46	$—
Discontinued operations	—	(.10)

Total	$.46	$(.10)

Diluted earnings (loss) per common share:
Continuing operations	$.45	$—
Discontinued operations	—	(.10)

Total	$.45	$(.10)

(1)	The Company’s 7.25 percent mandatory convertible preferred stock Series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between approximately 34 million shares and 41 million shares of common stock, depending upon the Company’s stock price at that time. Depending upon the amount of the mandatory convertible preferred stock outstanding as of that date, the actual number of shares of common stock issued may be less. These instruments were anti-dilutive for the three months ended March 31, 2009.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(3)	For the three months ended March 31, 2010 and 2009, stock options covering approximately 33 million shares and 45 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009

Gains on debt repurchases	$90,081	$63,755
Late fees and forbearance fees	41,383	36,712
Asset servicing and other transaction fees	27,892	25,055
Loan servicing fees	19,247	10,046
Foreign currency translation gains, net	847	39,684
Other	10,960	17,206

Total	$190,410	$192,458

The change in other income over the prior period was primarily the result of the gains on debt repurchases and foreign currency translation gains. The Company began repurchasing its outstanding debt in the second quarter of 2008 in both open-market repurchases and public tender offers. The Company repurchased $1.3 billion and $144 million face amount of its senior unsecured notes for the quarters ended March 31, 2010 and 2009, respectively. Since the second quarter of 2008, the Company has repurchased $6.7 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016. The foreign currency translation gains relate to a portion of the Company’s foreign currency denominated debt for which the Company does not receive hedge accounting treatment under ASC 815. A partially offsetting loss was recognized during the periods in the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

12.	Restructuring Activities

Restructuring expenses of $26 million and $4 million were recorded in the three months ended March 31, 2010 and 2009, respectively. The following details the two restructuring efforts the Company has engaged in:

•	On March 30, 2010, President Obama signed into law H.R. 4872, which included SAFRA. Effective July 1, 2010, the legislation eliminates the authority to provide new loans under FFELP and requires that all new federal loans are made through the DSLP. The new law does not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law which will result in a significant amount of restructuring costs incurred as well as a significant reduction of operating costs, once the restructuring is complete. In the first quarter of 2010, restructuring expenses associated with this restructuring plan totaled $23 million. The Company estimates approximately $35 million of additional restructuring expenses will be incurred related to this restructuring plan. The majority of these restructuring expenses are and will be severance costs related to the planned elimination of approximately 2,500 positions, or approximately 30 percent of the workforce.

•	In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. This restructuring plan focused on conforming the Company’s lending activities to the economic

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Restructuring Activities (Continued)

environment, exiting certain customer relationships and product lines, winding down its debt purchased paper businesses, and significantly reducing its operating expenses. This restructuring plan was essentially completed in the fourth quarter of 2009. Under this plan, restructuring expenses of $3 million and $4 million were recognized in continuing operations in the first quarters of 2010 and 2009, respectively. Restructuring expenses from the fourth quarter of 2007 through the first quarter of 2010 totaled $132 million of which $123 million was recorded in continuing operations and $9 million was recorded in discontinued operations. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 2,900 positions, or approximately 25 percent of the workforce. The Company estimates approximately $4 million of additional restructuring expenses will be incurred related to this restructuring plan.

The following table summarizes the restructuring expenses incurred during the quarters ended March 31, 2010 and 2009 and cumulative restructuring expenses incurred through March 31, 2010.

			Cumulative
	Three Months Ended		Expense(2) as of
	March 31,		March 31,
	2010	2009	2010

Severance costs	$24,798	$1,666	$121,098
Lease and other contract termination costs	1,446	675	11,853
Exit and other costs	38	1,432	13,119

Total restructuring costs from continuing operations(1)	26,282	3,773	146,070
Total restructuring costs from discontinued operations	—	1,000	8,621

Total	$26,282	$4,773	$154,691

(1)	Aggregate restructuring expenses from continuing operations incurred across the Company’s reportable segments during the three months ended March 31, 2010 and 2009 totaled $21 million and $1 million, respectively, in the Company’s Lending reportable segment, $2 million and $1 million, respectively, in the Company’s APG reportable segment, and $3 million and $2 million, respectively, in the Company’s Corporate and Other reportable segment.

(2)	Cumulative expense incurred since the fourth quarter of 2007.

As of March 31, 2010 and 2009, since the fourth quarter of 2007, severance costs have been incurred in conjunction with the aggregate completed and planned position eliminations of approximately 4,200 and 2,900 positions, respectively, across all of the Company’s reportable segments, with position eliminations ranging from senior executives to clerical personnel. Lease and other contract termination costs and exit and other costs incurred during the three months ended March 31, 2010 and 2009, respectively, related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Restructuring Activities (Continued)

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2007	$18,329	$—	$—	$18,329
Net accruals from continuing operations	62,599	9,517	11,400	83,516
Net accruals from discontinued operations	259	—	—	259
Cash paid	(66,063)	(6,719)	(11,340)	(84,122)

Balance at December 31, 2008	15,124	2,798	60	17,982
Net accruals from continuing operations	11,196	890	1,681	13,767
Net accruals from discontinued operations	6,462	1,900	—	8,362
Cash paid	(23,587)	(1,807)	(1,741)	(27,135)

Balance at December 31, 2009	9,195	3,781	—	12,976
Net accruals from continuing operations	24,798	1,446	38	26,282
Net accruals from discontinued operations	—	—	—	—
Cash paid	(10,777)	(1,016)	(38)	(11,831)

Balance at March 31, 2010	$23,216	$4,211	$—	$27,427

13.	Fair Value Measurements

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
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

During the three months ended March 31, 2010, there were no significant transfers of financial instruments between levels.

Student Loans

The Company’s FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale; however, the fair value is disclosed in compliance with GAAP. FFELP loans classified as held-for-sale are those which the Company has the ability and intent to sell under various ED loan purchase programs. In these instances, the FFELP loans are valued using the committed sales price under the programs. For all other FFELP loans and Private Education Loans, fair value was determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of the Company’s FFELP loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants.

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

Cash and Investments (Including “Restricted”)

Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. Investments classified as trading or available-for-sale are carried at fair value in the financial

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

statements. Investments in U.S. Treasury securities consisted of T-bills that had less than three months to maturity when purchased. The fair value was estimated at amortized cost. Investments in mortgage-backed securities are valued using observable market prices. These securities are primarily collateralized by real estate properties in Utah and are guaranteed by either a government sponsored enterprise or the U.S. government. Other investments (primarily municipal bonds) for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. These valuations are immaterial to the overall investment portfolio. The fair value of investments in Commercial Paper, Asset Backed Commercial Paper, or Demand Deposits that have a remaining term of less than 90 days when purchased are estimated at cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. At March 31, 2010, these investments consisted of overnight/weekly instruments with highly-rated counterparties. No additional adjustments were deemed necessary.

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

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair value of a majority of derivative financial instruments was determined by standard derivative pricing and option models using the stated terms of the contracts and observable market inputs. In some cases, management utilized internally developed inputs that are not observable in the market, and as such, classified these instruments as level 3 fair values. Additionally, complex structured derivatives or derivatives that trade in less liquid markets require significant adjustments and judgment in determining fair value that cannot be corroborated with market transactions. It is the Company’s policy to compare its derivative fair values to those received by its counterparties in order to validate the model’s outputs.

When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to the Company under derivatives with the Company, the Company fully collateralizes the exposure, minimizing the adjustment necessary to the derivative valuations for the Company’s credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for the Company’s exposure to counterparties net of adjustments for the counterparties’ exposure to the Company) decreased the valuations by $54 million at March 31, 2010.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•	Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are a level 2 fair value in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily T-Bill or Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $270 million at March 31, 2010. These derivatives are a level 3 fair value.

•	Cross-currency interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the respective currency), cross-currency basis spreads, and forward foreign currency exchange rates. The derivatives are primarily GBP and EUR denominated. These inputs are observable inputs from active markets. Therefore, the resulting valuation is a level 2 fair value. Amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Additionally, management makes assumptions concerning the extension features of derivatives hedging rate-reset notes denominated in a foreign currency. These inputs are not market observable therefore; these derivatives are a level 3 fair value.

•	Floor Income Contracts — Derivatives are valued using an option pricing model. Inputs to the model include the LIBOR swap yield curve and LIBOR interest rate volatilities. The inputs are observable inputs in active markets and these derivatives are a level 2 fair value.

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

Residual Interests

Prior to the adoption of topic updates to ASC 810 on January 1, 2010 (see Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model”), the Residual Interests were carried at fair value in the financial statements. No active market exists for student loan Residual Interests; as such, the fair value was calculated using discounted cash flow models and option models. Observable inputs from active markets were used where available, including yield curves and volatilities. Significant unobservable inputs such as prepayment speeds, default rates, certain bonds’ costs of funds and discount rates were used in determining the fair value and required significant judgment. These unobservable inputs were internally determined based upon analysis of historical data and expected industry trends. On a quarterly basis the Company back-tested its prepayment speeds, default rates and costs of funds assumptions by comparing those assumptions to actual results experienced. Additionally, the Company used non-binding broker quotes and industry analyst reports which show changes in the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interests. Market transactions were not available to validate the models’ results.

The following tables summarize the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of March 31, 2010 and December 31, 2009.

	Fair Value Measurements on a Recurring
	Basis as of March 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments:
U.S. Treasury securities	$—	$27	$—	$27
Asset-backed securities	—	81	—	81
Commercial paper and asset-backed commercial paper	—	650	—	650
Guaranteed investment contracts	—	35	—	35
Other	—	13	—	13

Total available-for-sale investments	—	806	—	806
Derivative instruments:(1)
Interest rate swaps	—	801	82	883
Cross currency interest rate swaps	—	918	1,705	2,623

Total derivative assets	—	1,719	1,787	3,506
Counterparty netting				(1,017)

Subtotal(3)				2,489
Cash collateral held				(860)

Net derivative assets				1,629

Total	$—	$2,525	$1,787	$2,435

Liabilities(2)
Interest rate swaps	$—	$(277)	$(411)	$(688)
Floor Income Contracts	—	(1,441)	—	(1,441)
Cross currency interest rate swaps	—	(164)	(157)	(321)
Other	(2)	—	(22)	(24)

Total derivative instruments	(2)	(1,882)	(590)	(2,474)
Counterparty netting				1,017

Subtotal(3)				(1,457)
Cash collateral pledged				582

Net derivative liabilities				(875)

Total	$(2)	$(1,882)	$(590)	$(875)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

	Fair Value Measurements on a Recurring
	Basis as of December 31, 2009
				Counterparty		Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Netting	Total(4)	Collateral	Net

Assets
Available-for-sale investments	$—	$1,330	$—	$—	$1,330	$—	$1,330
Retained Interest in off-balance sheet securitized loans	—	—	1,828	—	1,828	—	1,828
Derivative instruments(1)(2)	—	2,023	1,770	(1,009)	2,784	(1,268)	1,516

Total assets	$—	$3,353	$3,598	$(1,009)	$5,942	$(1,268)	$4,674

Liabilities(3)
Derivative instruments(1)(2)	$(2)	$(1,650)	$(518)	$1,009	$(1,161)	$636	$(525)

Total liabilities	$(2)	$(1,650)	$(518)	$1,009	$(1,161)	$636	$(525)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Level 1 derivatives include Euro-dollar futures contracts. Level 2 derivatives include derivatives indexed to interest rate indices and currencies that are considered liquid. Level 3 derivatives include derivatives indexed to illiquid interest rate indices and derivatives for which significant adjustments were made to observable inputs.

(3)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(4)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
		Derivative instruments
				Cross
				Currency		Total
	Residual	Interest	Floor Income	Interest		Derivative
(Dollars in millions)	Interests	Rate Swaps	Contracts	Rate Swaps	Other	Instruments	Total

Balance, beginning of period	$1,828	$(272)	$(54)	$1,596	$(18)	$1,252	$3,080
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	(61)	3	—	(7)	(65)	(65)
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances and settlements	—	4	51	(48)	3	10	10
Removal of Residual Interests(2)	(1,828)	—	—	—	—	—	(1,828)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$—	$(329)	$—	$1,548	$(22)	$1,197	$1,197

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(3)	$—	$(52)	$—	$(48)	$(6)	$(106)	$(106)

	Three Months Ended March 31, 2009
	Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total

Balance, beginning of period	$2,200		$(341)		$1,859
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(135)		(330)		(465)
Included in other comprehensive income	—		—		—
Purchases, issuances and settlements	(114)		40		(74)
Transfers in and/or out of Level 3	—		1,068		1,068

Balance, end of period	$1,951		$437		$2,388

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(261	)(4)	$(284	)(3)	$(545)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009

Securitization servicing and Residual Interest revenue (loss)	$—	$(135)
Gains (losses) on derivative and hedging activities, net	(111)	(292)
Interest expense	46	(38)

Total	$(65)	$(465)

(2)	Upon adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its off-balance sheet securitization trusts. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further discussion.)

(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(4)	Recorded in “securitization servicing and Residual Interest revenue (loss)” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Fair Value Measurements (Continued)

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments, as of March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$145,925	$146,524	$(599)	$119,747	$121,053	$(1,306)
Private Education Loans	31,507	35,362	(3,855)	20,278	22,753	(2,475)
Other loans	117	335	(218)	219	420	(201)
Cash and investments	14,357	14,357	—	13,253	13,253	—

Total earning assets	191,906	196,578	(4,672)	153,497	157,479	(3,982)

Interest-bearing liabilities
Short-term borrowings	41,060	41,102	42	30,988	30,897	(91)
Long-term borrowings	147,144	157,983	10,839	123,049	130,546	7,497

Total interest-bearing liabilities	188,204	199,085	10,881	154,037	161,443	7,406

Derivative financial instruments
Floor Income/Cap contracts	(1,441)	(1,441)	—	(1,234)	(1,234)	—
Interest rate swaps	195	195	—	94	94	—
Cross currency interest rate swaps	2,302	2,302	—	2,783	2,783	—
Other	(24)	(24)	—	(20)	(20)	—
Other
Residual Interest in securitized assets	—	—	—	1,828	1,828	—

Excess of net asset fair value over carrying value			$6,209			$3,424

14.	Commitments and Contingencies

On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington (Mark A. Arthur et al. v. SLM Corporation). The suit complains that Sallie Mae allegedly contacted “tens of thousands” of consumers on their cellular telephones without their prior express consent in violation of the Telephone Consumer Protection Act, § 227 et seq. (TCPA). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On April 5, 2010, Plaintiffs filed a First Amended Class Action Complaint changing the defendant from SLM Corporation to Sallie Mae, Inc. Management does not believe that a range of potential exposure is currently estimable.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Commitments and Contingencies (Continued)

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

Income tax expense from continuing operations was $156 million in the first quarter of 2010 compared to income tax (benefit) of $(6) million in the first quarter of 2009, resulting in effective tax rates of 39 percent and (28) percent, respectively. The movement in the effective tax rate in the first quarter of 2010 compared with the year-ago period was primarily driven by the impact of state tax rate changes and state law changes recorded in both periods, and the impact of adjustments related to the IRS examination of the Company’s 2005 and 2006 U.S. federal income tax returns in the first quarter of 2009. Also contributing to the movement was the impact of significantly higher reported pre-tax income in the first quarter of 2010 and the resulting changes in the proportion of income subject to federal and state taxes.

Accounting for Uncertainty in Income Taxes

The unrecognized tax benefits changed from $104 million at December 31, 2009 to $108 million at March 31, 2010, and accrued interest changed from $7 million at December 31, 2009 to $8 million at March 31, 2010. Included in the $108 million are $20 million of unrecognized tax benefits that if recognized, would favorably impact the effective tax rate.

16.	Segment Reporting

The Company has two primary operating segments — the Lending operating segment and the APG operating segment. The Lending and APG operating segments meet the quantitative thresholds for reportable segments. Accordingly, the results of operations of the Company’s Lending and APG segments are presented below. The Company has smaller operating segments including the Guarantor Servicing, Loan Servicing, and Upromise operating segments, as well as certain other products and services provided to colleges and universities which do not meet the required quantitative thresholds. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined within the Corporate and Other reportable segment.

In the first quarter of 2010, the Company changed its methodology to allocate corporate overhead to each business segment. In addition, the Company refined its methodology for allocating information technology expenses. Following these changes, all corporate overhead is allocated to a business segment. Previously, only certain overhead costs were specifically allocated and the rest remained in the Corporate and Other business

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

segment. The segment results for the three months ended March 31, 2009 have been updated to reflect these changes in expense allocations.

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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended March 31, 2010 and 2009. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the APG and Corporate and Other segments. During the three months ended March 31, 2010 and 2009, USA Funds accounted for 20 percent and 23 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of March 31, 2010, the Company managed $181.9 billion of student loans, of which $146.5 billion or 81 percent are federally insured, and has 10 million student and parent customers. The Company’s mortgage and other consumer loan portfolio totaled $333 million at March 31, 2010.

Private Education Loans consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either capped federally insured loans or the borrowers’ resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. In the past, a Private Education Loan was made in conjunction with a FFELP Stafford loan and as a result has been marketed through the same marketing channels as FFELP loans. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. The Company manages this additional risk through historical risk-performance underwriting strategies, the addition of qualified cosigners and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

The following table includes asset information for the Company’s Lending business segment.

	March 31,	December 31,
	2010	2009

FFELP Stafford and Other Student Loans, net	$47,928	$42,979
FFELP Stafford Loans Held-for-Sale	16,418	9,696
FFELP Consolidation Loans, net	82,178	68,379
Private Education Loans, net	35,362	22,753
Other loans, net	335	420
Cash and investments(1)	13,512	12,387
Retained Interest in off-balance sheet securitized loans	—	1,828
Other	9,712	9,398

Total assets	$205,445	$167,840

(1)	Includes restricted cash and investments.

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

In 2008, the Company concluded that its purchased paper businesses were no longer a strategic fit. The Company sold its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. A loss of $51 million was recognized in the fourth quarter of 2008 related to this sale as the net assets were held for sale and carried at the lower of its book basis and fair value as of December 31, 2008. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009. The Company continues to wind down the domestic side of its Purchased Paper — Non-Mortgage business. The Company will continue to consider opportunities to sell this business at acceptable prices in the future.

There was no net loss attributable to SLM Corporation from discontinued operations for the first quarter of 2010 compared to $46 million for the first quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. The year-ago quarter included $46 million of after-tax asset impairments.

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company has not bought any additional purchased paper in excess of these obligations. The Company did not

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

recognize any impairments in the first quarter of 2010 compared to impairments of $3 million in the first quarter of 2009. The impairments are the result of the impact of the economy on the ability to collect on these assets. Similar to the Purchased Paper — Mortgage/Properties business discussion below, when the Purchased Paper — Non-Mortgage business either sells all of its remaining assets or completely winds down its operations, its results will be shown as discontinued operations.

At March 31, 2010 and December 31, 2009, the APG business segment had total assets of $1.1 billion and $1.1 billion, respectively.

Corporate and Other

The Company’s Corporate and Other segment includes the aggregate activity of its smaller operating segments, primarily its Guarantor Servicing, Loan Servicing and Upromise operating segments. Corporate and Other also includes several smaller products and services.

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

At March 31, 2010 and December 31, 2009, the Corporate and Other business segment had total assets of $1.0 billion and $1.2 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2010
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$274	$—	$—	$274	$10	$284
FFELP Consolidation Loans	364	—	—	364	159	523
Private Education Loans	565	—	—	565	—	565
Other loans	9	—	—	9	—	9
Cash and investments	—	—	5	5	—	5

Total interest income	1,212	—	5	1,217	169	1,386
Total interest expense	515	—	—	515	17	532

Net interest income	697	—	5	702	152	854
Less: provisions for loan losses	359	—	—	359	—	359

Net interest income after provisions for loan losses	338	—	5	343	152	495
Contingency fee revenue	—	80	—	80	—	80
Collections revenue	—	22	—	22	—	22
Guarantor servicing fees	—	—	36	36	—	36
Other income	141	—	57	198	(81)	117

Total other income	141	102	93	336	(81)	255
Restructuring expenses	21	2	3	26	—	26
Direct operating expenses	146	75	62	283	10	293
Overhead expenses	20	11	4	35	—	35

Operating expenses	166	86	66	318	10	328

Total expenses	187	88	69	344	10	354

Income from continuing operations before income tax expense	292	14	29	335	61	396
Income tax expense(1)	107	5	11	123	33	156

Net income from continuing operations	185	9	18	212	28	240
Loss from discontinued operations, net of taxes	—	—	—	—	—	—

Net income	185	9	18	212	28	240
Less: net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to SLM Corporation	$185	$9	$18	$212	$28	$240

Economic Floor Income (net of tax) not included in “Core Earnings”	$3	$—	$—	$3

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2010
	Net Impact of		Net Impact
	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$201	$(49)	$—	$152
Less: provisions for loan losses	—	—	—	—

Net interest income (loss) after provisions for loan losses	201	(49)	—	152
Contingency fee revenue	—	—	—	—
Collections revenue	—	—	—	—
Guarantor servicing fees	—	—	—	—
Other income (loss)	(81)	—	—	(81)

Total other income (loss)	(81)	—	—	(81)
Restructuring expenses	—	—	—	—
Operating expenses	—	—	10	10

Total expenses	—	—	10	10

Income (loss) from continuing operations, before income tax benefit	120	(49)	(10)	61
Loss from discontinued operations, net of taxes	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$120	$(49)	$(10)	61

Income tax expense				33
Less: net income attributable to noncontrolling interest				—

Net income attributable to SLM Corporation				$28

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

	Three Months Ended March 31, 2009
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$362	$—	$—	$362	$(19)	$343
FFELP Consolidation Loans	439	—	—	439	50	489
Private Education Loans	563	—	—	563	(176)	387
Other loans	16	—	—	16	—	16
Cash and investments	3	—	5	8	(2)	6

Total interest income	1,383	—	5	1,388	(147)	1,241
Total interest expense	959	—	—	959	67	1,026

Net interest income (loss)	424	—	5	429	(214)	215
Less: provisions for loan losses	349	—	—	349	(99)	250

Net interest income (loss) after provisions for loan losses	75	—	5	80	(115)	(35)
Contingency fee revenue	—	75	—	75	—	75
Collections revenue	—	43	—	43	1	44
Guarantor servicing fees	—	—	34	34	—	34
Other income	102	—	49	151	50	201

Total other income	102	118	83	303	51	354
Restructuring expenses	1	1	2	4	—	4
Direct operating expenses	124	83	46	253	10	263
Overhead expenses	19	10	3	32	—	32

Operating expenses	143	93	49	285	10	295

Total expenses	144	94	51	289	10	299

Income from continuing operations before income tax expense (benefit)	33	24	37	94	(74)	20
Income tax expense (benefit)(1)	12	9	13	34	(39)	(5)

Net income from continuing operations	21	15	24	60	(35)	25
Loss from discontinued operations, net of taxes	—	(46)	—	(46)	—	(46)

Net income (loss)	21	(31)	24	14	(35)	(21)
Less: net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income (loss) attributable to SLM Corporation	$21	$(31)	$24	$14	$(35)	$(21)

Economic Floor Income (net of tax) not included in “Core Earnings”	$79	$—	$—	$79

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2010
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(382)	$89	$79	$—	$(214)
Less: provisions for loan losses	(99)	—	—	—	(99)

Net interest income (loss) after provisions for loan losses	(283)	89	79	—	(115)
Contingency fee revenue	—	—	—	—	—
Collections revenue	1	—	—	—	1
Guarantor servicing fees	—	—	—	—	—
Other income (loss)	85	(35)	—	—	50

Total other income (loss)	86	(35)	—	—	51
Restructuring expenses	—	—	—	—	—
Operating expenses	—	—	—	10	10

Total expenses	—	—	—	10	10

Income (loss) from continuing operations, before income tax benefit	(197)	54	79	(10)	(74)
Loss from discontinued operations, net of taxes	—	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$(197)	$54	$79	$(10)	(74)

Income tax benefit					(39)
Less: net income attributable to noncontrolling interest					—

Net income (loss) attributable to SLM Corporation					$(35)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(Dollars in millions)	2010	2009

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$—	$(197)
Net impact of derivative accounting(2)	120	54
Net impact of Floor Income(3)	(49)	79
Net impact of acquired intangibles(4)	(10)	(10)
Net tax effect(5)	(33)	39

Total “Core Earnings” adjustments to GAAP	$28	$(35)

(1)	Securitization: Under GAAP, prior to the adoption of topic updates to ASC 810, “Consolidation,” on January 1, 2010, certain securitization transactions in the Company’s Lending operating segment were accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, the Company presented all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “Securitization servicing and Residual Interest revenue (loss)” presented in accordance with GAAP, were excluded from “Core Earnings” and were replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. The Company also excluded transactions with the Company’s off-balance sheet trusts from “Core Earnings” as they were considered intercompany transactions on a “Core Earnings” basis. On January 1, 2010, upon the adoption of topic updates to ASC 810, which resulted in the consolidation of these off-balance sheet securitization trusts, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model.”

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by ASC 815 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company only includes such income in “Core Earnings” when it is Fixed Rate Floor Income that is economically hedged. The Company employs derivatives, primarily Floor Income Contracts, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” the Company reverses the fair value adjustments on the Floor Income Contracts economically hedging Floor Income and includes in income the amortization of net premiums received on contracts economically hedging Fixed Rate Floor Income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Discontinued Operations

In the fourth quarter of 2009, the Company sold all of the assets in its Purchased Paper — Mortgage/Properties business for $280 million, resulting in an after-tax loss of $95 million. The Purchased Paper — Mortgage/Properties business was considered a “Component” of the Company’s APG reporting unit in accordance with ASC 360 as the business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the Company. In accordance with ASC 205, this Component is presented as discontinued operations as (1) the operations and cash flows of the Component have been eliminated from the ongoing operations of the Company as of December 31, 2009, and (2) the Company will have no continuing involvement in the operations of this Component subsequent to the sale.

The following table summarizes the discontinued assets and liabilities of Purchased Paper — Mortgage/Properties business at March 31, 2010 and December 31, 2009, respectively.

	March 31,	December 31,
	2010	2009

Assets:
Cash and equivalents	$92	$351
Other assets	32,680	34,072

Assets of discontinued operations	$32,772	$34,423

Liabilities:
Liabilities of discontinued operations	$28,776	$29,796

At March 31, 2010 and December 31, 2009, other assets of the Company’s discontinued operations consist of a receivable from SLM Corporation associated with the 2009 net operating loss generated by its discontinued operations, which has been utilized by SLM Corporation and its subsidiaries in its 2009 consolidated U.S. federal income tax return. At March 31, 2010 and December 31, 2009, liabilities of the Company’s discontinued operations consist primarily of estimated reserves associated with certain recourse and buy-back provisions associated with the asset sale, as well as restructuring liabilities related to severance and contract termination costs.

The following table summarizes the discontinued operations for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended
	March 31,
	2010	2009

Operations:
Loss from discontinued operations before income taxes	$—	$(72,353)
Income tax benefit	—	(26,179)

Loss from discontinued operations, net of taxes	$—	$(46,174)

18.	Legislative Developments

On March 30, 2010, President Obama signed into law H.R. 4872, which included the Student Aid and Fiscal Responsibility Act (“SAFRA”). Effective July 1, 2010, the legislation eliminates the authority to

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2010 and for the three months ended
March 31, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

18.	Legislative Developments (Continued)

provide new loans under FFELP and requires that all new federal loans are made through the Direct Student Loan Program (“DSLP”). The new law does not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law. This restructuring will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete.

The following summarizes the expected impact on the Company’s business as a result of SAFRA:

1.	The Company will no longer originate FFELP loans and therefore will no longer earn revenue on newly originated FFELP loan volume after 2010. The Company earned $284 million in revenue in 2009 related to selling FFELP loans to the Department of Education (“ED”) as part of the Loan Purchase Commitment Program (“Purchase Program”) and expects to earn approximately $300 million of revenue in 2010 related to this program. The Company also earned $40 million in 2009 and $23 million in the first quarter of 2010 in net interest income on the loans before selling them to ED. The net interest income that the Company earns on its FFELP loan portfolio will decline over time as the FFELP loans on the Company’s balance sheet pay down.

2.	The Company earns collections revenue on delinquent and defaulted FFELP loans as well as guarantor account maintenance fees which are based on the size of the underlying guarantor portfolio. This revenue totaled $265 million in 2009 and $74 million in the first quarter of 2010. Because there will no longer be any new FFELP loan originations, this collections revenue and guarantor account maintenance fee revenue will decline over time as the underlying guarantor portfolios wind down. These revenues are recorded in contingency fee revenue and guarantor servicing fees.

3.	The Company earns guarantor issuance fees on new FFELP guarantees. This revenue will no longer occur after July 1, 2010. This revenue totaled $64 million in 2009 and $21 million in the first quarter of 2010. This revenue is recorded in guarantor servicing fees.

On April 15, 2010, Senator Durbin, along with Senators Franken and Whitehouse, introduced S. 3219 and Congressman Steve Cohen introduced H.R. 5043, slightly different bills that would modify the bankruptcy laws with respect to Private Education Loans. Both bills would allow certain Private Education Loans to be discharged in bankruptcy proceedings. S. 3219 would allow for discharge of Private Education Loans made by non-government entities at any point after full disbursement. H.R. 5043 would continue to protect from discharge Private Education Loans made or insured by governmental entities or made by non-profit entities, but would limit dischargeability of other Private Education Loans to future bankruptcies. On May 3, 2010, Senator Franken filed an amendment to the financial reform legislation currently under consideration by the U.S. Senate, with the language of his bill. If passed, this amendment would add the bankruptcy dischargeability provisions into the financial reform legislation. The Company is currently assessing the potential impact of this proposed legislation to the Company’s Private Education Loan portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2010 and 2009
(Dollars in millions, except per share amounts, unless otherwise noted)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, increases in financing costs; limits on liquidity; any adverse outcomes in any significant litigation to which we are a party; our derivative counterparties terminating their positions with the Company if permitted by their contracts and the Company substantially incurring additional costs to replace any terminated positions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could be affected by: changes in or the termination of various liquidity programs implemented by the federal government; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the composition of our Managed FFELP and Private Education Loan portfolios; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments, and in the securitization markets, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in general economic conditions; changes in prepayment rates and credit spreads; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this quarterly report are qualified by these cautionary statements and are made only as of the date of this document. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

RECENT DEVELOPMENTS

Legislative and Regulatory Developments

On March 30, 2010, President Obama signed into law H.R. 4872, which included the Student Aid and Fiscal Responsibility Act (“SAFRA”). Effective July 1, 2010, the legislation eliminates the authority to provide new loans under FFELP and requires that all new federal loans are to be made through the Direct Student Loan Program (“DSLP”). The new law does not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law. This restructuring will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete.

The following summarizes the expected impact on the Company’s business as a result of SAFRA:

1.	The Company will no longer originate FFELP loans and therefore will no longer earn revenue on newly originated FFELP loan volume after 2010. The Company earned $284 million in revenue in 2009 related to selling FFELP loans to the Department of Education (“ED”) as part of the Loan Purchase Commitment Program (“Purchase Program”) and expects to earn approximately $300 million of revenue in 2010 related to this program. The Company also earned $40 million in 2009 and $23 million in the first quarter of 2010 in net interest income on the loans before selling them to ED.

The net interest income that the Company earns on its FFELP loan portfolio will decline over time as the FFELP loans on the Company’s balance sheet pay down.

2.	The Company earns collections revenue on delinquent and defaulted FFELP loans as well as guarantor account maintenance fees which are based on the size of the underlying guarantor portfolio. This revenue totaled $265 million in 2009 and $74 million in the first quarter of 2010. Because there will no longer be any new FFELP loan originations, this collections revenue and guarantor account maintenance fee revenue will decline over time as the underlying guarantor portfolios wind down. These revenues are recorded in contingency fee revenue and guarantor servicing fees.

3.	The Company earns guarantor issuance fees on new FFELP guarantees. This revenue will no longer occur after July 1, 2010. This revenue totaled $64 million in 2009 and $21 million in the first quarter of 2010. This revenue is recorded in guarantor servicing fees.

On April 15, 2010, Senator Durbin, along with Senators Franken and Whitehouse, introduced S. 3219 and Congressman Steve Cohen introduced H.R. 5043, slightly different bills that would modify the bankruptcy laws with respect to Private Education Loans. Both bills would allow certain Private Education Loans to be discharged in bankruptcy proceedings. S. 3219 would allow for discharge of Private Education Loans made by non-government entities at any point after full disbursement. H.R. 5043 would continue to protect from discharge Private Education Loans made or insured by governmental entities or made by non-profit entities, but would limit dischargeability of other Private Education Loans to future bankruptcies. On May 3, 2010, Senator Franken filed an amendment to the financial reform legislation currently under consideration by the U.S. Senate, with the language of his bill. If passed, this amendment would add the bankruptcy dischargeability provisions into the financial reform legislation. The Company is currently assessing the potential impact of this proposed legislation to the Company’s Private Education Loan portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, securitization and Retained Interest accounting, derivative accounting and goodwill and intangible assets can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Adopted Accounting Standards — Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model

In June 2009, the Financial Accounting Standards Board (“FASB”) issued topic updates to Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” and to ASC 810, “Consolidation.”

The topic update to ASC 860, among other things, (1) eliminates the concept of a qualifying special purpose entity (“QSPE”), (2) changes the requirements for derecognizing financial assets, (3) changes the amount of the recognized gain/loss on a transfer accounted for as a sale when beneficial interests are received by the transferor, and (4) requires additional disclosure. The topic update to ASC 860 is effective for transactions which occur after December 31, 2009. The impact of ASC 860 to future transactions will depend on how such transactions are structured. ASC 860 relates primarily to the Company’s secured borrowing facilities. All of the Company’s secured borrowing facilities entered into in 2008 and 2009, including securitization trusts, have been accounted for as on-balance sheet financing facilities. These transactions would have been accounted for in the same manner if ASC 860 had been effective during these years.

The topic update to ASC 810, significantly changes the consolidation model for variable interest entities (“VIEs”). The topic update amends ASC 810 and, among other things, (1) eliminates the exemption for QSPEs, (2) provides a new approach for determining which entity should consolidate a VIE that is more focused on control rather than economic interest, (3) changes when it is necessary to reassess who should consolidate a VIE and (4) requires additional disclosure. The topic update to ASC 810 is effective as of January 1, 2010.

Under ASC 810, if an entity has a variable interest in a VIE and that entity is determined to be the primary beneficiary of the VIE then that entity will consolidate the VIE. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to the Company’s securitized assets, the Company is the servicer of the securitized assets and owns the Residual Interest of the securitization trusts. As a result, the Company is the primary beneficiary of its securitization trusts and consolidated those trusts that are off-balance sheet at their historical cost basis on January 1, 2010. The historical cost basis is the basis that would exist if these securitization trusts had remained on balance sheet since they settled. ASC 810 did not change the accounting of any other VIEs the Company has a variable interest in as of January 1, 2010. These new accounting rules will also apply to new transactions entered into from January 1, 2010 forward.

Upon adoption of topic updates to ASC 810, the Company removed the $1.8 billion of Residual Interests (associated with its off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet and the Company consolidated $35.0 billion of assets ($32.6 billion of which are student loans, net of an approximate $550 million allowance for loan loss) and $34.4 billion of liabilities (primarily trust debt), which resulted in an approximate $750 million after-tax reduction of stockholders’ equity (recorded as a cumulative effect adjustment to retained earnings). After the adoption of topic updates to ASC 810, the Company’s results of operations no longer reflect securitization servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with the Company’s accounting treatment of prior on-balance securitization trusts. As of January 1, 2010, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. As a result, effective January 1, 2010, the Company’s Managed and on-balance sheet (GAAP) student loan portfolios are the same.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months
	Ended		Increase
	March 31,		(Decrease)
	2010	2009	$	%

Net interest income	$854	$215	$639	297%
Less: provisions for loan losses	359	250	109	44

Net interest income (loss) after provisions for loan losses	495	(35)	530	1,514
Securitization servicing and Residual Interest revenue (loss)	—	(96)	96	100
Gains on loans and securities, net	9	—	9	100
Gains (losses) on derivative and hedging activities, net	(82)	104	(186)	(179)
Contingency fee revenue	80	75	5	7
Collections revenue	22	44	(22)	(50)
Guarantor servicing fees	36	34	2	6
Other income	190	193	(3)	(2)
Restructuring expenses	26	4	22	550
Operating expenses	328	295	33	11

Income from continuing operations before income tax expense (benefit)	396	20	376	1,880
Income tax expense (benefit)	156	(5)	161	3,220

Net income from continuing operations	240	25	215	860
Loss from discontinued operations, net of tax benefit	—	(46)	46	100

Net income (loss)	240	(21)	261	1,243
Less: net income attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to SLM Corporation	240	(21)	261	1,243
Preferred stock dividends	19	26	(7)	(27)

Net income (loss) attributable to SLM Corporation common stock	$221	$(47)	$268	570%

Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$240	$25	$215	860%
Discontinued operations, net of tax	—	(46)	46	100

Net income (loss) attributable to SLM Corporation	$240	$(21)	$261	1,243%

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.46	$—	$.46	100%
Discontinued operations	—	(.10)	.10	100

Total	$.46	$(.10)	$.56	560%

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.45	$—	$.45	100%
Discontinued operations	—	(.10)	.10	100

Total	$.45	$(.10)	$.55	550%

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	—%

Condensed Balance Sheets

			Increase
	March 31,	December 31,	(Decrease)
	2010	2009	$	%

Assets
FFELP Stafford and Other Student Loans, net	$47,928	$42,979	$4,949	12%
FFELP Stafford Loans Held-for-Sale	16,418	9,696	6,722	69
FFELP Consolidation Loans, net	82,178	68,379	13,799	20
Private Education Loans, net	35,362	22,753	12,609	55
Other loans, net	335	420	(85)	(20)
Cash and investments	8,242	8,084	158	2
Restricted cash and investments	6,115	5,169	946	18
Retained Interest in off-balance sheet securitized loans	—	1,828	(1,828)	(100)
Goodwill and acquired intangible assets, net	1,168	1,177	(9)	(1)
Other assets	9,767	9,500	267	3

Total assets	$207,513	$169,985	$37,528	22%

Liabilities and Stockholders’ Equity
Short-term borrowings	$41,102	$30,897	$10,205	33%
Long-term borrowings	157,983	130,546	27,437	21
Other liabilities	3,672	3,263	409	13

Total liabilities	202,757	164,706	38,051	23

SLM Corporation stockholders’ equity before treasury stock	6,622	7,140	(518)	(7)
Common stock held in treasury	1,866	1,861	5	—

SLM Corporation stockholders’ equity	4,756	5,279	(523)	(10)

Noncontrolling interest	—	—	—	—

Total equity	4,756	5,279	(523)	(10)

Total liabilities and equity	$207,513	$169,985	$37,528	22%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

For the three months ended March 31, 2010, net income attributable to SLM Corporation was $240 million or $.45 diluted earnings per common share attributable to SLM Corporation common shareholders, compared to a net loss of $21 million, or $.10 diluted loss per common share attributable to SLM Corporation common shareholders, for the three months ended March 31, 2009. For the three months ended March 31, 2010, net income attributable to SLM Corporation from continuing operations was $240 million or $.45 diluted earnings from continuing operations per common share attributable to SLM Corporation common shareholders, compared to a net income from continuing operations of $25 million, or $0 diluted earnings per share from continuing operations per common share attributable to SLM Corporation common shareholders, for the three months ended March 31, 2009. For the three months ended March 31, 2010, there was no net income or loss attributable to SLM Corporation from discontinued operations, compared to a net loss from discontinued operations of $46 million, or $.10 diluted loss from discontinued operations per common share attributable to SLM Corporation common shareholders, for the three months ended March 31, 2009.

For the three months ended March 31, 2010, the Company’s pre-tax income from continuing operations was $396 million compared to a pre-tax income of $20 million in the year-ago quarter. The increase in pre-tax income of $376 million was primarily due to a $530 million increase in net interest income after provisions for loan losses and the absence of a $95 million loss in securitization servicing and Residual Interest revenue, offset by a decrease in net gains on derivative and hedging activities of $186 million in the first quarter of 2010 from $104 million net gains in the first quarter of 2009 to $82 million net losses in the first quarter of 2010. The change in net losses on derivative and hedging activities was primarily the result of mark-to-market derivative valuations on derivatives that do not qualify for “hedge accounting treatment.”

Net interest income after provisions for loan losses increased by $530 million in the first quarter of 2010 from the year-ago quarter. This increase was due to a $639 million increase in net interest income offset by a $109 million increase in provisions for loan losses. The increase in net interest income and provisions for loan losses was partially due to the adoption of topic updates to ASC 810 which resulted in the consolidation of $35 billion of assets and $34.4 billion of liabilities in certain securitizations trusts as of January 1, 2010 as discussed above. The consolidation of these securitization trusts as of January 1, 2010 resulted in $251 million of additional net interest income and $97 million of additional provisions for loan losses in the first quarter of 2010. Excluding the results of the trusts consolidated as of January 1, 2010, net interest income would have increased $388 million from the first quarter of 2009 and provisions for loan losses would have increased $12 million from the first quarter of 2009. The increase in net interest margin, excluding the impact of the ASC 810 securitization trust consolidations, was primarily the result of an increase in the student loan spread and a decrease in the 2008 Asset-Backed Financing Facilities fees (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The majority of the provisions for loan losses relates to the Private Education Loan loss provision (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”).

There were no gains on student loan securitizations in either the first quarter of 2010 or the year-ago quarter as the Company did not complete any off-balance sheet securitizations during these periods. As discussed above, as a result of adopting topic updates to ASC 810, there was no securitization servicing and Residual Interest revenue in the first quarter of 2010, compared to a $95 million loss in the first quarter of 2009.

In the first quarter of 2010, contingency fee, collections and guarantor servicing fee revenue totaled $138 million, a $15 million decrease from $153 million in the year-ago quarter. The decrease in revenue was primarily due to a significantly smaller portfolio in the purchased paper business year-over-year, as a result of winding down this business (see “ASSET PERFORMANCE GROUP BUSINESS SEGMENT”).

Restructuring expenses of $26 million and $4 million were recorded in the first quarter of 2010 and 2009, respectively. The following details the two restructuring efforts the Company has engaged in:

•	On March 30, 2010, President Obama signed into law H.R. 4872, which included SAFRA. Effective July 1, 2010, the legislation eliminates the authority to provide new loans under FFELP and requires that all new federal loans are made through the DSLP. The new law does not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law which will result in a significant amount of restructuring costs incurred as well as a significant reduction of operating costs, once the restructuring is complete. In the first quarter of 2010, restructuring expenses associated with this restructuring plan totaled $23 million. We estimate approximately $35 million of additional restructuring expenses will be incurred related to this restructuring plan. The majority of these restructuring expenses are and will be severance costs related to the planned elimination of approximately 2,500 positions, or approximately 30 percent of the workforce.

•	In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. This restructuring plan focused on conforming our lending activities to the economic environment, exiting certain customer relationships and product lines, winding down our debt purchased paper businesses, and significantly reducing our operating expenses. This restructuring plan was essentially completed in the fourth quarter of 2009. Under this plan, restructuring expenses of $3 million and $4 million were recognized in continuing operations in the first quarter of 2010 and the first quarter of 2009, respectively. Restructuring expenses from the fourth quarter of 2007 through the first quarter of 2010 totaled $132 million of which $123 million was recorded in continuing operations and $9 million was recorded in discontinued operations. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 2,900 positions, or approximately 25 percent of the workforce. We estimate approximately $4 million of additional restructuring expenses will be incurred related to this restructuring plan.

Operating expenses were $328 million in the first quarter of 2010 compared to $295 million in the first quarter of 2009. The $33 million increase from the year-ago quarter was primarily due to higher costs related to the ED Servicing Contract awarded to the Company in June 2009 to service loans owned by ED, higher collection costs from a higher number of loans in repayment and delinquent status and higher marketing costs related to Private Education Loans, as well as the write-off of certain fixed assets in the first quarter of 2010 in connection with the passage of SAFRA legislation on March 30, 2010. The amortization and impairment of acquired intangibles for continuing operations remained consistent at $10 million in the first quarters of 2010 and 2009, respectively.

Income tax expense from continuing operations was $156 million in the first quarter of 2010 compared to income tax (benefit) of $(6) million in the first quarter of 2009, resulting in effective tax rates of 39 percent and (28) percent, respectively. The movement in the effective tax rate in the first quarter of 2010 compared with the year-ago period was primarily driven by the impact of state tax rate changes and state law changes recorded in both periods, and the impact of adjustments related to the IRS examination of the Company’s 2005 and 2006 U.S. federal income tax returns in the first quarter of 2009. Also contributing to the movement was the impact of significantly higher reported pre-tax income in the first quarter of 2010 and the resulting changes in the proportion of income subject to federal and state taxes.

There was no net income or loss attributable to the Company from discontinued operations in the current quarter compared to a net loss from discontinued operations of $46 million for the first quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. This sale of assets in the fourth quarter of 2009 resulted in an after-tax loss of $95 million. After tax impairment of the assets of $46 million in the first quarter of 2009 is the primary reason for the net loss attributable to SLM Corporation from discontinued operations in the year-ago quarter.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended
	March 31,
	2010	2009

Gains on debt repurchases	$90	$64
Late fees and forbearance fees	41	37
Asset servicing and other transaction fees	28	25
Loan servicing fees	19	10
Foreign currency translation gains	1	40
Other	11	16

Total	$190	$192

The change in other income over the prior periods presented was primarily the result of the gains on debt repurchases and foreign currency translation gains. The Company began repurchasing its outstanding debt in the second quarter of 2008 in both open-market repurchases and public tender offers. The Company repurchased $1.3 billion and $144 million face amount of its senior unsecured notes for the quarters ended March 31, 2010 and 2009, respectively. Since the second quarter of 2008, the Company has repurchased $6.7 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016. The foreign currency translation gains relate to a portion of the Company’s foreign currency denominated debt for which the Company does not receive hedge accounting treatment under ASC 815. A partially offsetting loss was recognized during the periods in the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

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

In the first quarter of 2010, the Company changed its methodology to allocate corporate overhead to each business segment. In addition, the Company refined its methodology for allocating information technology expenses. Following these changes, all corporate overhead is allocated to a business segment. Previously, only certain overhead costs were specifically allocated and the rest remained in the Corporate and Other business segment. All prior periods presented have been updated to reflect these changes in expense allocations.

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

“Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “Core Earnings” are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” in operating its business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. Accordingly, the tables presented below reflect “Core Earnings” which are reviewed and utilized by management to manage the business for each of the Company’s reportable segments. A further discussion regarding “Core Earnings” is included under “Limitations of ‘Core Earnings,’ ” and “Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment.”

	Three Months Ended
	March 31, 2010
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$274	$—	$—
FFELP Consolidation Loans	364	—	—
Private Education Loans	565	—	—
Other loans	9	—	—
Cash and investments	—	—	5

Total interest income	1,212	—	5
Total interest expense	515	—	—

Net interest income	697	—	5
Less: provisions for loan losses	359	—	—

Net interest income after provisions for loan losses	338	—	5
Contingency fee revenue	—	80	—
Collections revenue	—	22	—
Guarantor serving fees	—	—	36
Other income	141	—	57

Total other income	141	102	93
Restructuring expenses	21	2	3
Direct operating expenses	146	75	62
Overhead expenses	20	11	4

Operating expenses	166	86	66

Total expenses	187	88	69

Income from continuing operations, before income tax expense	292	14	29
Income tax expense(1)	107	5	11

Net income from continuing operations	185	9	18
Loss from discontinued operations, net of tax	—	—	—

Net income	185	9	18
Less: net income attributable to noncontrolling interest	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$185	$9	$18

Economic Floor Income (net of tax) not included in “Core Earnings”	$3	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$185	$9	$18
Discontinued operations, net of tax	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$185	$9	$18

	Three Months Ended
	March 31, 2009
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$362	$—	$—
FFELP Consolidation Loans	439	—	—
Private Education Loans	563	—	—
Other loans	16	—	—
Cash and investments	3	—	5

Total interest income	1,383	—	5
Total interest expense	959	—	—

Net interest income	424	—	5
Less: provisions for loan losses	349	—	—

Net interest income after provisions for loan losses	75	—	5
Contingency fee revenue	—	75	—
Collections revenue	—	43	—
Guarantor serving fees	—	—	34
Other income	102	—	49

Total other income	102	118	83
Restructuring expenses	1	1	2
Direct operating expenses	124	83	46
Overhead expenses	19	10	3

Operating expenses	143	93	49

Total expenses	144	94	51

Income from continuing operations, before income tax expense	33	24	37
Income tax expense(1)	12	9	13

Net income from continuing operations	21	15	24
Loss from discontinued operations, net of tax	—	(46)	—

Net income (loss)	21	(31)	24
Less: net income attributable to noncontrolling interest	—	—	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$21	$(31)	$24

Economic Floor Income (net of tax) not included in “Core Earnings”	$79	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$21	$15	$24
Discontinued operations, net of tax	—	(46)	—

“Core Earnings” net income attributable to SLM Corporation	$21	$(31)	$24

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

	Three Months Ended March 31,
	2010			2009
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$—	$—	$—	$(198)	$—	$—
Net impact of derivative accounting	120	—	—	54	—	—
Net impact of Floor Income	(49)	—	—	79	—	—
Net impact of acquired intangibles	(2)	(1)	(7)	(3)	(2)	(5)

Total “Core Earnings” adjustments to GAAP	$69	$(1)	$(7)	$(68)	$(2)	$(5)

1) Securitization Accounting:  Under GAAP, prior to the adoption of topic updates to ASC 810, “Consolidation,” on January 1, 2010, certain securitization transactions in our Lending operating segment were accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, we presented all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “securitization servicing and Residual Interest revenue” presented in accordance with GAAP, were excluded from “Core Earnings” and were replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. We also excluded transactions with our off-balance sheet trusts from “Core Earnings” as they were considered intercompany transactions on a “Core Earnings” basis. On January 1, 2010, upon the adoption of topic updates to ASC 810, which resulted in the consolidation of these off- balance sheet securitization trusts, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model”).

The following table summarizes the securitization adjustments in our Lending operating segment for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended
	March 31,
	2010	2009

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$—	$(202)
Provisions for loan losses	—	99

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	—	(103)
Intercompany transactions with off-balance sheet trusts	—	—

Net interest income on securitized loans, after provisions for loan losses	—	(103)
Securitization servicing and Residual Interest revenue(loss)	—	(95)

Total “Core Earnings” securitization adjustments(1)	$—	$(198)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

2) Derivative Accounting:  “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the mark-to-market derivative valuations prescribed by ASC 815 on derivatives that do not qualify for “hedge accounting treatment” under GAAP. These unrealized gains and losses occur in our Lending operating segment. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

ASC 815 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by ASC 815, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts and certain basis swaps, do not qualify for “hedge accounting treatment” as defined by ASC 815, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. Under GAAP, these gains and losses described in “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate and foreign currency exchange rate volatility, and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment.

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness under ASC 815. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Under ASC 815, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio, earning Floor Income but that offsetting change in value is not recognized under ASC 815. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Prior to ASC 815, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. ASC 815 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required by ASC 815. Additionally, some of our FFELP loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps written on the FFELP loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting under ASC 815 on net income for the three months ended March 31, 2010 and 2009, when compared with the accounting principles employed in all years prior to the ASC 815 implementation.

	Three Months
	Ended
	March 31,
	2010	2009

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(82)	$104
Less: Realized (gains) losses on derivative and hedging activities, net(1)	204	(76)

Unrealized gains (losses) on derivative and hedging activities, net(1)	122	28
Other pre-ASC 815 accounting adjustments	(2)	26

Total net impact of ASC 815 derivative accounting(2)	$120	$54

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

ASC 815 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under ASC 815 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended
	March 31,
	2010	2009

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(210)	$(140)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	6	229
Foreign exchange derivatives gains (losses) reclassified to other income	—	(13)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—

Total reclassifications of realized (gains) losses on derivative and hedging activities	(204)	76
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	122	28

Gains (losses) on derivative and hedging activities, net	$(82)	$104

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months
	Ended
	March 31,
	2010	2009

Floor Income Contracts	$19	$166
Basis swaps	63	(315)
Foreign currency hedges	8	101
Other	32	76

Total unrealized gains (losses) on derivative and hedging activities, net	$122	$28

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended
	March 31,
	2010	2009

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$5	$107
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(54)	(28)

Total “Core Earnings” Floor Income adjustments(1)(2)	$(49)	$79

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

(2)	The following table summarizes the amount of Economic Floor Income earned during the three months ended March 31, 2010 and 2009 that is not included in “Core Earnings” net income:

	Three Months
	Ended
	March 31,
	2010	2009

Floor Income earned on Managed loans, net of payments on Floor Income Contracts, not included in “Core Earnings”	$5	$107
Amortization of net premiums on Variable Rate Floor Income Contracts not included in “Core Earnings”	—	19
Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	54	28

Total Economic Floor Income earned	59	154
Less: Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	(54)	(28)

Total Economic Floor Income earned, not included in “Core Earnings”	$5	$126

4) Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended
	March 31,
	2010	2009

“Core Earnings” goodwill and acquired intangibles adjustments:
Goodwill and intangible impairment and the amortization of acquired intangibles from continuing operations	$(10)	$(10)
Goodwill and intangible impairment and the amortization of acquired intangibles from discontinued operations	—	—

Total “Core Earnings” acquired intangibles adjustments(1)	$(10)	$(10)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans and Private Education Loans that are not federally guaranteed. In the past, a Private Education Loan was made in conjunction with a FFELP Stafford Loan and as a result has been marketed through the same marketing channels as FFELP Loans. While FFELP Loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP Loans, they currently share many of the same characteristics such as the same marketing channel and sales force and are originated and serviced on the same platform. Finally, where possible, the borrower receives a single bill for both FFELP and Private Education Loans. See “RECENT DEVELOPMENTS — Legislative and Regulatory Developments” for a discussion of the elimination of new FFELP loan originations effective July 1, 2010.

On a Managed Basis, the Company had $105.5 billion and $125.5 billion as of March 31, 2010 and March 31, 2009, respectively, of FFELP Loans indexed to three-month financial commercial paper rate (“CP”) funded with debt indexed to LIBOR. As a result of the turmoil in the capital markets, the historically tight spread between CP and LIBOR began to widen dramatically in the fourth quarter of 2008. It subsequently reverted to more normal levels beginning in the third quarter of 2009 and has been relatively stable since then.

“Core Earnings” net interest income would have been $139 million higher in the first quarter of 2009, if the CP/LIBOR spread had been at its historical spread of 10 basis points instead of the actual spread of 52 basis points. Because of the low interest rate environment, the Company earned additional Economic Floor Income not included in “Core Earnings” of $126 million in the first quarter of 2009. Although we exclude Floor Income from our “Core Earnings” presentation, it can be viewed as an offset to the CP/LIBOR basis exposure in low interest rate environments where we earned Floor Income.

Additionally, the index paid on borrowings under ED’s Participation Program is based on the prior quarter’s CP rates, whereas the index earned on the underlying loans is based on the current quarter’s CP rates. The declines in CP rates during 2009 resulted in $40 million of higher interest expense in the first quarter of 2009. There was no significant change in the CP rates from the fourth quarter of 2009 to the first quarter of 2010.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months		Increase
	Ended		(Decrease)
	March 31,		2010 vs.
	2010	2009	2009

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$274	$362	(24)%
FFELP Consolidation Loans	364	439	(17)
Private Education Loans	565	563	—
Other loans	9	16	(44)
Cash and investments	—	3	—

Total “Core Earnings” interest income	1,212	1,383	(12)
Total “Core Earnings” interest expense	515	959	(46)

Net “Core Earnings” interest income	697	424	64
Less: provisions for loan losses	359	349	3

Net “Core Earnings” interest income after provisions for loan losses	338	75	341
Other income	141	102	38
Restructuring expenses	21	1	2,000
Direct operating expenses	146	124	18
Overhead expenses	20	19	5

Operating expenses	166	143	16

Total expenses	187	144	30

Income from continuing operations, before income tax expense	292	33	785
Income tax expense	107	12	792

Net income	185	21	781
Less: net income attributable to noncontrolling interest	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$185	$21	781%

Economic Floor Income (net of tax) not included in “Core Earnings”	$3	$79	(96)%

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$185	$21	781%
Discontinued operations, net of tax	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$185	$21	781%

Net Interest Income

Changes to net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three months ended March 31, 2010 and 2009. This table reflects the net interest margin for the entire Company for our on-balance sheet assets. It is included in the Lending business segment discussion because this segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2010		2009
	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$62,167	1.85%	$55,681	2.50%
FFELP Consolidation Loans	82,687	2.57	71,310	2.78
Private Education Loans	36,679	6.25	22,671	6.92
Other loans	391	9.32	709	9.39
Cash and investments	12,773	.16	7,409	.33

Total interest-earning assets	194,697	2.89%	157,780	3.19%

Non-interest-earning assets	6,973		9,468

Total assets	$201,670		$167,248

Average Liabilities and Equity
Short-term borrowings	$38,978	.86%	$43,842	2.98%
Long-term borrowings	154,268	1.18	114,229	2.50

Total interest-bearing liabilities	193,246	1.12%	158,071	2.63%

Non-interest-bearing liabilities	3,418		3,991
Equity	5,006		5,186

Total liabilities and equity	$201,670		$167,248

Net interest margin		1.78%		.55%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Three Months Ended March 31, 2010 vs. 2009
Interest income	$145	$(210)	$355
Interest expense	(494)	(706)	212

Net interest income	$639	$496	$143

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of our on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months
	Ended
	March 31,
	2010	2009

Student loan spread(1)(2)	2.02%	.95%
Other asset spread(1)(3)	(1.55)	(2.18)

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	1.78	.79
Less: 2008 Asset-Backed Financing Facilities fees	—	(.24)

Net interest margin	1.78%	.55%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).

(2)	Composition of student loan spread:

Student loan yield, before Floor Income	3.24%	3.54%
Gross Floor Income	.48	.49
Consolidation Loan Rebate Fees	(.48)	(.50)
Repayment Borrower Benefits	(.08)	(.09)
Premium and discount amortization	(.10)	(.14)

Student loan net yield	3.06	3.30
Student loan cost of funds	(1.04)	(2.35)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	2.02%	.95%

(3)	Comprised of investments, cash and other loans.

Student Loan Spread — On-Balance Sheet

The student loan spread is affected by changes in its various components, as reflected in footnote (2) to the “Net Interest Margin — On-Balance Sheet” table above. Gross Floor Income is affected by interest rates and the percentage of the FFELP portfolio earning Floor Income. Floor Income Contracts used to economically hedge Gross Floor Income do not qualify as ASC 815 hedges and as a result the net settlements on such contracts are not recorded in net interest margin but rather in the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally affected by the terms of the Repayment Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally affected by the prices previously paid for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also affected by prepayment behavior of the underlying loans.

The student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2010 increased 107 basis points from the year-ago quarter. The student loan spread was positively affected by a 47 basis point tightening of the CP/LIBOR spread, a lower cost of funds related to the ED Conduit and Participation Funding Programs and 2010 ABCP facility, a lower cost of funds due to the impact of ASC 815 (discussed below) and the consolidation of student loan securitization trusts with $35 billion of assets and $34.4 billion of liabilities as of January 1, 2010, upon the adoption of topic updates to ASC 810 (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards —

Transfers of Financial Assets and the VIE Consolidation Model” for a further discussion). The student loans that were consolidated had a higher student loan spread compared to the on-balance sheet portfolio prior to consolidation as a higher percentage of these consolidated loans were Private Education Loans which have a higher spread compared to FFELP loans. Offsetting these improvements to the student loan spread were higher credit spreads on the Company’s unsecured and ABS debt issued in 2009 and 2010 due to the current credit environment.

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

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The other asset spread for the first quarter of 2010 increased 63 basis points from the year-ago quarter. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment under ASC 815 and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below.

Net Interest Margin — On-Balance Sheet

The net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2010 increased 99 basis points from the year-ago quarter. These changes primarily relate to the previously discussed changes in the on-balance sheet student loan and other asset spreads. The student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the current quarter and the year-ago quarter.

“Core Earnings” Net Interest Margin

The following table analyzes the earnings from our portfolio of Managed interest-earning assets on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between “ ‘Core Earnings’ and GAAP”). The “ ‘Core Earnings’ Net Interest Margin” presentation and certain components used in the calculation differ from the “Net Interest Margin — On-Balance Sheet” presentation. The “Core Earnings” presentation, when compared to our on-balance sheet presentation, is different in that it:

•	Includes the net interest margin related to our off-balance sheet student loan securitization trusts for the periods prior to the adoption of topic updates to ASC 810. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Repayment Borrower Benefits yield adjustments;

•	Includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as ASC 815 hedges are recorded as part of the “gain (loss) on derivative and hedging activities, net” line on the income statement and are therefore not recognized in the on-

balance sheet student loan spread. Under this presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our written Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense;

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

	Three Months
	Ended
	March 31,
	2010	2009

“Core Earnings” basis student loan spread(1):
FFELP loan spread	.90%	.37%
Private Education Loan spread(2)	4.56	4.68

Total “Core Earnings” basis student loan spread(3)	1.64	1.20
“Core Earnings” basis other asset spread(1)(4)	(.95)	(1.15)

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.46	1.08
Less: 2008 Asset-Backed Financing Facilities fees	—	(.19)

“Core Earnings” net interest margin(5)	1.46%	.89%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Fees, which are referred to as the “2008 Asset-Backed Financing fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes” for a further discussion).
(2)	“Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provision for loan losses	.97%	1.31%
(3)	Composition of “Core Earnings” basis student loan spread:
	“Core Earnings” basis student loan yield	3.35%	3.70%
	Consolidation Loan Rebate Fees	(.48)	(.49)
	Repayment Borrower Benefits	(.08)	(.09)
	Premium and discount amortization	(.10)	(.13)

	“Core Earnings” basis student loan net yield	2.69	2.99
	“Core Earnings” basis student loan cost of funds	(1.05)	(1.79)

	“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.64%	1.20%

(4)	Comprised of investments, cash and other loans
(5)	The average balances of our Managed interest-earning assets for the respective periods are:
	FFELP loans	$144,854	$149,422
	Private Education Loans	36,679	35,817

	Total student loans	181,533	185,239
	Other interest-earning assets	13,164	9,622

	Total Managed interest-earning assets	$194,697	$194,861

“Core Earnings” Basis Student Loan Spread

The “Core Earnings” basis student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2010 increased 44 basis points from the year-ago quarter. The “Core Earnings” basis student loan spread was positively affected by a 47 basis point tightening of the average CP/LIBOR spread between the quarters, lower cost of funds related to the ED Conduit and Participation Funding Programs and 2010 ABCP facility, and an increase in the floor hedge income. Offsetting these improvements to the student loan spread were higher credit spreads on the Company’s unsecured and ABS debt issued in 2009 and 2010 due to the current credit environment.

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less in order to manage counterparty credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for the first quarter of 2010 increased 20 basis points from the year-ago quarter, respectively. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. Changes in this spread are also a result of the increase in our cost of funds as previously discussed.

“Core Earnings” Net Interest Margin

The “Core Earnings” net interest margin, before the 2008 Asset-Backed Financing Facilities fees, for the first quarter of 2010 increased 38 basis points from the year-ago quarter. These changes primarily relate to the previously discussed changes in the “Core Earnings” basis student loan and other asset spreads. The Managed student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the current quarter and the prior and year-ago quarters.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Managed Student Loan Balances, net

	March 31, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$20,018	$—	$20,018	$6,387	$26,405
Grace and repayment	43,279	80,617	123,896	31,109	155,005

Total on-balance sheet, gross	63,297	80,617	143,914	37,496	181,410
On-balance sheet unamortized premium/(discount)	1,168	1,628	2,796	(912)	1,884
On-balance sheet receivable for partially charged-off loans	—	—	—	797	797
On-balance sheet allowance for losses	(119)	(67)	(186)	(2,019)	(2,205)

Total on-balance sheet, net	64,346	82,178	146,524	35,362	181,886

Off-balance sheet:
In-school	—	—	—	—	—
Grace and repayment	—	—	—	—	—

Total off-balance sheet, gross	—	—	—	—	—
Off-balance sheet unamortized premium/(discount)	—	—	—	—	—
Off-balance sheet receivable for partially charged-off loans	—	—	—	—	—
Off-balance sheet allowance for losses	—	—	—	—	—

Total off-balance sheet, net	—	—	—	—	—

Total Managed	$64,346	$82,178	$146,524	$35,362	$181,886

% of on-balance sheet FFELP	44%	56%	100%
% of Managed FFELP	44%	56%	100%
% of total	35%	46%	81%	19%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

	December 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$15,250	$—	$15,250	$6,058	$21,308
Grace and repayment	36,543	67,235	103,778	18,198	121,976

Total on-balance sheet, gross	51,793	67,235	119,028	24,256	143,284
On-balance sheet unamortized premium/(discount)	986	1,201	2,187	(559)	1,628
On-balance sheet receivable for partially charged-off loans	—	—	—	499	499
On-balance sheet allowance for losses	(104)	(57)	(161)	(1,443)	(1,604)

Total on-balance sheet, net	52,675	68,379	121,054	22,753	143,807

Off-balance sheet:
In-school	232	—	232	773	1,005
Grace and repayment	5,143	14,369	19,512	12,213	31,725

Total off-balance sheet, gross	5,375	14,369	19,744	12,986	32,730
Off-balance sheet unamortized premium/(discount)	139	438	577	(349)	228
Off-balance sheet receivable for partially charged-off loans	—	—	—	229	229
Off-balance sheet allowance for losses	(15)	(10)	(25)	(524)	(549)

Total off-balance sheet, net	5,499	14,797	20,296	12,342	32,638

Total Managed	$58,174	$83,176	$141,350	$35,095	$176,445

% of on-balance sheet FFELP	44%	56%	100%
% of Managed FFELP	41%	59%	100%
% of total	33%	47%	80%	20%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

Student Loan Average Balances (net of unamortized premium/discount)

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

	Three Months Ended March 31, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$62,167	$82,687	$144,854	$36,679	$181,533
Off-balance sheet	—	—	—	—	—

Total Managed	$62,167	$82,687	$144,854	$36,679	$181,533

% of on-balance sheet FFELP	43%	57%	100%
% of Managed FFELP	43%	57%	100%
% of total	34%	46%	80%	20%	100%

	Three Months Ended March 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$55,681	$71,310	$126,991	$22,671	$149,662
Off-balance sheet	6,998	15,433	22,431	13,146	35,577

Total Managed	$62,679	$86,743	$149,422	$35,817	$185,239

% of on-balance sheet FFELP	44%	56%	100%
% of Managed FFELP	42%	58%	100%
% of total	34%	47%	81%	19%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after March 31, 2010 and 2009, based on interest rates as of those dates.

	March 31, 2010			March 31, 2009
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$123.5	$19.5	$143.0	$109.9	$15.6	$125.5
Off-balance sheet student loans	—	—	—	14.8	6.7	21.5

Managed student loans eligible to earn Floor Income	123.5	19.5	143.0	124.7	22.3	147.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(71.6)	(1.2)	(72.8)	(69.8)	(1.3)	(71.1)
Less: economically hedged Floor Income Contracts	(40.9)	—	(40.9)	(21.2)	(10.0)	(31.2)

Net Managed student loans eligible to earn Floor Income	$11.0	$18.3	$29.3	$33.7	$11.0	$44.7

Net Managed student loans earning Floor Income	$11.0	$2.9	$13.9	$24.4	$11.0	$35.4

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period from April 1, 2010 to September 30, 2013. The hedges related to these loans do not qualify under ASC 815 accounting as effective hedges.

	April 1, 2010 to
(Dollars in billions)	December 31, 2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$40	$29	$21	$6

Private Education Loan Losses

On-Balance Sheet versus Managed Basis Presentation

On January 1, 2010, upon the adoption of topic updates to ASC 810, there are no differences between the Company’s GAAP and Managed Basis presentation (see “CRITICAL ACCOUNTING POLICES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model”).

Prior to the adoption of topic updates to ASC 810, for our Managed Basis presentation in the tables below, when loans were securitized and qualified as sales, we reduced the on-balance sheet allowance for loan losses for amounts previously provided and then increased the allowance for loan losses for these loans off-balance sheet, with the total of both on-balance sheet and off-balance sheet being the Managed Basis allowance for loan losses.

When measured as a percentage of ending loans in repayment, the off-balance sheet allowance for loan losses percentage was lower than the on-balance sheet percentage because of the different mix and aging of loans on-balance sheet and off-balance sheet.

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends as of March 31, 2010 and 2009. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	March 31,		March 31,
	2010		2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$11,452		$11,205
Loans in forbearance(2)	1,338		861
Loans in repayment and percentage of each status:
Loans current	21,699	87.9%	9,410	83.8%
Loans delinquent 31-60 days(3)	842	3.4	515	4.6
Loans delinquent 61-90 days(3)	576	2.3	403	3.6
Loans delinquent greater than 90 days(3)	1,589	6.4	905	8.0

Total Private Education Loans in repayment	24,706	100%	11,233	100%

Total Private Education Loans, gross	37,496		23,299
Private Education Loan unamortized discount	(912)		(535)

Total Private Education Loans	36,584		22,764
Private Education Loan receivable for partially charged-off loans	797		265
Private Education Loan allowance for losses	(2,019)		(1,384)

Private Education Loans, net	$35,362		$21,645

Percentage of Private Education Loans in repayment		65.9%		48.2%

Delinquencies as a percentage of Private Education Loans in repayment		12.2%		16.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.1%		7.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	March 31,		March 31,
	2010		2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$—		$3,419
Loans in forbearance(2)	—		619
Loans in repayment and percentage of each status:
Loans current	—	—%	8,570	90.0%
Loans delinquent 31-60 days(3)	—	—	297	3.1
Loans delinquent 61-90 days(3)	—	—	222	2.3
Loans delinquent greater than 90 days(3)	—	—	434	4.6

Total Private Education Loans in repayment	—	—%	9,523	100%

Total Private Education Loans, gross	—		13,561
Private Education Loan unamortized discount	—		(359)

Total Private Education Loans	—		13,202
Private Education Loan receivable for partially charged-off loans	—		109
Private Education Loan allowance for losses	—		(539)

Private Education Loans, net	$—		$12,772

Percentage of Private Education Loans in repayment		—%		70.2%

Delinquencies as a percentage of Private Education Loans in repayment		—%		10.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		—%		6.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis Private Education
	Loan Delinquencies
	March 31,		March 31,
	2010		2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$11,452		$14,624
Loans in forbearance(2)	1,338		1,480
Loans in repayment and percentage of each status:
Loans current	21,699	87.9%	17,980	86.6%
Loans delinquent 31-60 days(3)	842	3.4	812	3.9
Loans delinquent 61-90 days(3)	576	2.3	625	3.0
Loans delinquent greater than 90 days(3)	1,589	6.4	1,339	6.5

Total Private Education Loans in repayment	24,706	100%	20,756	100%

Total Private Education Loans, gross	37,496		36,860
Private Education Loan unamortized discount	(912)		(894)

Total Private Education Loans	36,584		35,966
Private Education Loan receivable for partially charged-off loans	797		374
Private Education Loan allowance for losses	(2,019)		(1,923)

Private Education Loans, net	$35,362		$34,417

Percentage of Private Education Loans in repayment		65.9%		56.3%

Delinquencies as a percentage of Private Education Loans in repayment		12.2%		13.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.1%		6.7%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the three months ended March 31, 2010 and 2009.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009

Allowance at beginning of period	$1,443	$1,308	$524	$505	$1,967	$1,813
Provision for Private Education
Loan losses	325	203	—	94	325	297
Charge-offs	(284)	(139)	—	(63)	(284)	(202)
Reclassification of interest reserve	11	12	—	3	11	15
Consolidation of off-balance sheet trusts(1)	524	—	(524)	—	—	—

Allowance at end of period	$2,019	$1,384	$—	$539	$2,019	$1,923

Charge-offs as a percentage of average loans in repayment (annualized)	4.7%	5.1%	—%	2.7%	4.7%	4.0%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.4%	4.7%	—%	2.5%	4.4%	3.7%
Allowance as a percentage of the ending total loan balance	5.3%	5.9%	—%	3.9%	5.3%	5.2%
Allowance as a percentage of ending loans in repayment	8.2%	12.3%	—%	5.7%	8.2%	9.3%
Average coverage of charge-offs (annualized)	1.7	2.5	—	2.1	1.7	2.3
Ending total loans(2)	$38,293	$23,564	$—	$13,669	$38,293	$37,233
Average loans in repayment	$24,646	$11,107	$—	$9,413	$24,646	$20,520
Ending loans in repayment	$24,706	$11,233	$—	$9,523	$24,706	$20,756

(1)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of their off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at March 31, 2010 and 2009.

	March 31, 2010			March 31, 2009
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$33,630	$4,663	$38,293	$32,137	$5,096	$37,233
Ending loans in repayment	21,883	2,823	24,706	17,765	2,991	20,756
Private Education Loan allowance for losses	1,125	894	2,019	959	964	1,923
Charge-offs as a percentage of average loans in repayment(2)	3.2%	15.9%	4.7%	2.2%	14.5%	4.0%
Allowance as a percentage of total ending loan balance	3.3%	19.2%	5.3%	3.0%	18.9%	5.2%
Allowance as a percentage of ending loans in repayment	5.1%	31.7%	8.2%	5.4%	32.2%	9.3%
Average coverage of charge-offs(2)	1.6	2.0	1.7	2.4	2.3	2.3
Delinquencies as a percentage of Private Education Loans in repayment	9.8%	30.5%	12.2%	9.7%	35.1%	13.4%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.9%	18.1%	6.4%	4.3%	19.1%	6.5%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.9%	7.0%	5.1%	6.3%	8.5%	6.7%
Percentage of Private Education Loans with a cosigner	62%	28%	58%	59%	26%	55%
Average FICO at origination	725	623	714	724	622	711

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Annualized for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009.

Managed provision expense was $325 million in the first quarter of 2010 and $297 million in the first quarter of 2009. As a result of the economy, provision expense has remained elevated since the fourth quarter of 2008. The Private Education Loan portfolio experienced a significant increase in delinquencies through the first quarter of 2009 (as of March 31, 2009, delinquencies as a percentage of loans in repayment were 13.4 percent); however, delinquencies as a percentage of loans in repayment declined in the second, third and fourth quarters of 2009. Delinquencies as a percentage of loans in repayment increased slightly from 12.1 percent at December 31, 2009 to 12.2 percent at March 31, 2010. This was expected due to the majority of graduating borrowers graduating in May and June of each year and entering repayment in the fourth quarter of each year, leading to an increased aging to delinquency in the first quarter of the following year. The Company believes charge-offs peaked in the third quarter of 2009 and will decline in future quarters as evidenced by the 33 percent decline in charge-offs that occurred between the third and fourth quarters of 2009 and 5 percent decline between the fourth quarter of 2009 and the first quarter of 2010. As of March 31, 2010, the Managed Private Education Loan allowance coverage of annualized current-quarter charge-offs ratio was 1.7 compared to 2.3 as of March 31, 2009. This decrease in the allowance coverage ratio from the year-ago period was expected as evidenced by the increase in charge-off activity during 2009. The allowance for loan losses as a percentage of ending Private Education Loans in repayment has decreased to approximately 8.2 percent at March 31, 2010 and 9.3 percent at March 31, 2009. Managed Private Education Loan delinquencies as a percentage of loans in repayment decreased from 13.4 percent to 12.2 percent from March 31, 2009 to March 31, 2010. Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 6.7 percent as of March 31, 2009 to 5.1 percent at March 31, 2010. The Company analyzed changes in the key ratios disclosed in the tables above when determining the appropriate Private Education Loan allowance for loan losses.

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

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month-end has decreased over the course of 2008 and 2009. In addition, the monthly average amount of loans granted forbearance as a percentage of loans in repayment and forbearance declined to 5.3 percent in the first quarter of 2010 compared to the year-ago quarter of 6.4 percent. As of March 31, 2010, 1.8 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current during March.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, over 70 percent of the loans are current, paid-in-full or receiving an in-school grace or deferment, and 15 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses.

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance for the	entering repayment	loans never entering
	first time	(all loans)	forbearance

In-school/grace/deferment	8.7%	8.0%	3.1%
Current	51.5	57.9	64.1
Delinquent 31-60 days	3.1	2.0	.4
Delinquent 61-90 days	2.0	1.1	.2
Delinquent greater than 90 days	4.5	2.6	.3
Forbearance	5.5	3.9	—
Defaulted	14.9	7.8	4.9
Paid	9.8	16.7	27.0

Total	100%	100%	100%

The tables below show the composition and status of the Managed Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At March 31, 2010, loans in forbearance status as a percentage of loans in repayment and forbearance are 6.9 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.8 percent for loans that have been in active repayment status for more than 48 months. Approximately 85 percent of our Managed Private Education Loans in forbearance status have been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due			Not Yet in
March 31, 2010	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$11,452	$11,452
Loans in forbearance	1,132	143	63	—	1,338
Loans in repayment — current	12,755	5,636	3,308	—	21,699
Loans in repayment — delinquent 31-60 days	645	132	65	—	842
Loans in repayment — delinquent 61-90 days	466	76	34	—	576
Loans in repayment — delinquent greater than 90 days	1,296	202	91	—	1,589

Total	$16,294	$6,189	$3,561	$11,452	37,496

Unamortized discount					(912)
Receivable for partially charged-off loans					797
Allowance for loan losses					(2,019)

Total Managed Private Education Loans, net					$35,362

Loans in forbearance as a percentage of loans in repayment and forbearance	6.9%	2.3%	1.8%	—%	5.1%

	Monthly Scheduled Payments Due			Not Yet in
March 31, 2009	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$14,624	$14,624
Loans in forbearance	1,356	89	35	—	1,480
Loans in repayment — current	11,751	3,971	2,258	—	17,980
Loans in repayment — delinquent 31-60 days	674	91	47	—	812
Loans in repayment — delinquent 61-90 days	554	49	22	—	625
Loans in repayment — delinquent greater than 90 days	1,193	99	47	—	1,339

Total	$15,528	$4,299	$2,409	$14,624	36,860

Unamortized discount					(894)
Receivable for partially charged-off loans					374
Allowance for loan losses					(1,923)

Total Managed Private Education Loans, net					$34,417

Loans in forbearance as a percentage of loans in repayment and forbearance	8.7%	2.1%	1.5%	—%	6.7%

The table below stratifies the portfolio of Managed Private Education Loans in forbearance status as of the dates indicated by the cumulative number of months the borrower has used forbearance. As detailed in the table below, only 3 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	March 31, 2010		March 31, 2009
	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total

Up to 12 months	$958	72%	$994	67%
13 to 24 months	340	25	368	25
More than 24 months	40	3	118	8

Total	$1,338	100%	$1,480	100%

FFELP Loan Losses

FFELP Delinquencies and Forbearance

On January 1, 2010, upon the adoption of topic updates to ASC 810, there are no differences between the Company’s GAAP and Managed Basis presentation (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model”).

The tables below present our FFELP loan delinquency trends as of March 31, 2010 and 2009. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	March 31, 2010		March 31, 2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$43,719		$44,679
Loans in forbearance(2)	17,738		13,160
Loans in repayment and percentage of each status:
Loans current	68,141	82.6%	57,925	84.4%
Loans delinquent 31-60 days(3)	4,817	5.9	3,710	5.4
Loans delinquent 61-90 days(3)	2,962	3.6	2,017	3.0
Loans delinquent greater than 90 days(3)	6,537	7.9	4,963	7.2

Total FFELP loans in repayment	82,457	100%	68,615	100%

Total FFELP loans, gross	143,914		126,454
FFELP loan unamortized premium	2,796		2,428

Total FFELP loans	146,710		128,882
FFELP loan allowance for losses	(186)		(152)

FFELP loans, net	$146,524		$128,730

Percentage of FFELP loans in repayment		57.3%		54.3%

Delinquencies as a percentage of FFELP loans in repayment		17.4%		15.6%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		17.7%		16.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	March 31, 2010		March 31, 2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$—		$4,095
Loans in forbearance(2)	—		2,916
Loans in repayment and percentage of each status:
Loans current	—	—%	12,216	83.4%
Loans delinquent 31-60 days(3)	—	—	815	5.6
Loans delinquent 61-90 days(3)	—	—	432	2.9
Loans delinquent greater than 90 days(3)	—	—	1,189	8.1

Total FFELP loans in repayment	—	—%	14,652	100%

Total FFELP loans, gross	—		21,663
FFELP loan unamortized premium	—		554

Total FFELP loans	—		22,217
FFELP loan allowance for losses	—		(29)

FFELP loans, net	$—		$22,188

Percentage of FFELP loans in repayment		—%		67.6%

Delinquencies as a percentage of FFELP loans in repayment		—%		16.6%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		—%		16.6%

	Managed Basis FFELP
	Loan Delinquencies
	March 31, 2010		March 31, 2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$43,719		$48,774
Loans in forbearance(2)	17,738		16,076
Loans in repayment and percentage of each status:
Loans current	68,141	82.6%	70,141	84.2%
Loans delinquent 31-60 days(3)	4,817	5.9	4,525	5.4
Loans delinquent 61-90 days(3)	2,962	3.6	2,449	3.0
Loans delinquent greater than 90 days(3)	6,537	7.9	6,152	7.4

Total FFELP loans in repayment	82,457	100%	83,267	100%

Total FFELP loans, gross	143,914		148,117
FFELP loan unamortized premium	2,796		2,982

Total FFELP loans	146,710		151,099
FFELP loan allowance for losses	(186)		(181)

FFELP loans, net	$146,524		$150,918

Percentage of FFELP loans in repayment		57.3%		56.2%

Delinquencies as a percentage of FFELP loans in repayment		17.4%		15.8%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		17.7%		16.2%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The provision for FFELP loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses in the portfolio of FFELP loans.

The following table summarizes changes in the allowance for FFELP loan losses for the three months ended March 31, 2010 and 2009.

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009

Allowance at beginning of period	$161	$138	$25	$27	$186	$165
Provision for FFELP loan losses	23	35	—	5	23	40
Charge-offs	(21)	(19)	—	(4)	(21)	(23)
Student loan sales and securitization activity	(2)	(2)	—	1	(2)	(1)
Consolidation of off-balance sheet trusts(1)	25	—	(25)	—	—	—

Allowance at end of period	$186	$152	$—	$29	$186	$181

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of the ending total loans, gross	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	—%	.2%	.2%	.2%
Average coverage of charge-offs (annualized)	2.1	2.0	—	1.6	2.1	1.9
Ending total loans, gross	$143,914	$126,454	$—	$21,663	$143,914	$148,117
Average loans in repayment	$82,438	$69,596	$—	$14,924	$82,438	$84,520
Ending loans in repayment	$82,457	$68,615	$—	$14,652	$82,457	$83,267

(1)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of their off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

Total Provisions for Loan Losses

The following tables summarize the total provisions for loan losses on both an on-balance sheet basis and a Managed Basis for the three months ended March 31, 2010 and 2009.

Total on-balance sheet loan provisions

	Three Months
	Ended
	March 31,
	2010	2009

Private Education Loans	$325	$203
FFELP Loans	23	35
Mortgage and consumer loans	11	12

Total on-balance sheet provisions for loan losses	$359	$250

Total Managed Basis loan provisions

	Three Months
	Ended
	March 31,
	2010	2009

Private Education Loans	$325	$297
FFELP Loans	23	40
Mortgage and consumer loans	11	12

Total Managed Basis provisions for loan losses	$359	$349

Provision expense for Private Education Loans was previously discussed above (see “Private Education Loan Losses — Allowance for Private Education Loan Losses”).

Total Loan Charge-offs

The following tables summarize the total loan charge-offs on both an on-balance sheet basis and a Managed Basis for the three months ended March 31, 2010 and 2009.

Total on-balance sheet loan charge-offs

	Three Months
	Ended
	March 31,
	2010	2009

Private Education Loans	$284	$139
FFELP Loans	21	19
Mortgage and consumer loans	9	5

Total on-balance sheet loan net charge-offs	$314	$163

Total Managed loan charge-offs

	Three Months
	Ended
	March 31,
	2010	2009

Private Education Loans	$284	$202
FFELP Loans	21	23
Mortgage and consumer loans	9	5

Total Managed loan charge-offs	$314	$230

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

The following tables summarize the activity in the receivable for partially charged-off loans (see “Allowance for Private Education Loan Losses” above for a further discussion) for the three months ended March 31, 2010 and 2009.

	Activity in Receivable for Partially Charged-Off Loans
	On-balance sheet		Off-balance sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010	2009

Receivable at beginning of period	$499	$222	$229	$92	$728	$314
Expected future recoveries of current period defaults(1)	94	53	—	19	94	72
Recoveries	(25)	(10)	—	(2)	(25)	(12)
Consolidation of off-balance sheet trusts(2)	229	—	(229)	—	—	—

Receivable at end of period	$797	$265	$—	$109	$797	$374

(1)	Net of any current period recoveries that were less than expected.

(2)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of their off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31, 2010
	FFELP	Private	Total

Internal lending brands and Lender Partners	$7,943	$839	$8,782
Other commitment clients	63	—	63
Spot purchases	108	—	108
Consolidations and clean-up calls of off-balance sheet securitized loans	—	—	—
Capitalized interest, premiums and discounts	680	283	963

Total on-balance sheet student loan acquisitions	8,794	1,122	9,916
Consolidations and clean-up calls of off-balance sheet securitized loans	—	—	—
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	—	—	—

Total Managed student loan acquisitions	$8,794	$1,122	$9,916

	Three Months Ended
	March 31, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$7,105	$1,400	$8,505
Other commitment clients	80	—	80
Spot purchases	114	—	114
Consolidations and clean-up calls of off-balance sheet securitized loans	1,528	666	2,194
Capitalized interest, premiums and discounts	565	194	759

Total on-balance sheet student loan acquisitions	9,392	2,260	11,652
Consolidations and clean-up calls of off-balance sheet securitized loans	(1,528)	(666)	(2,194)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	89	117	206

Total Managed student loan acquisitions	$7,953	$1,711	$9,664

Total On-Balance Sheet Assets — Lending Business Segment

The following table includes on-balance sheet asset information for our Lending business segment.

	March 31,	December 31,
	2010	2009

FFELP Stafford and Other Student Loans, net	$47,928	$42,979
FFELP Stafford Loans Held-for-Sale	16,418	9,696
FFELP Consolidation Loans, net	82,178	68,379
Private Education Loans, net	35,362	22,753
Other loans, net	335	420
Investments(1)	13,512	12,387
Retained Interest in off-balance sheet securitized loans	—	1,828
Other(2)	9,712	9,398

Total assets	$205,445	$167,840

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Loan Originations

Our FFELP internal brand originations in the first quarter of 2010 increased 19 percent over the year-ago quarter. Our FFELP Lender Partner originations decreased 1 percent over the same period. Total Private Education Loan originations declined 45 percent from the year-ago quarter to $840 million in the quarter ended March 31, 2010. This decline was a result of a continued tightening of our underwriting criteria, an increase in federal student loan limits, an overall increase in the use of federal student loans as well as an increase in federal grants.

At March 31, 2010, the Company was committed to purchase $899 million of loans originated by our Lender Partners ($477 million of FFELP loans and $422 million of Private Education Loans). Approximately $142 million of these FFELP loans were originated prior to CCRAA, and approximately $285 million of these FFELP loans are eligible for ED’s Purchase and Participation Programs (see “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”).

The following tables summarize our loan originations by type of loan and source.

	Three Months
	Ended
	March 31,
	2010	2009

Loan Originations — Internal lending brands
Stafford	$5,846	$4,925
PLUS	634	597
GradPLUS	397	275

Total FFELP	6,877	5,797
Private Education Loans	822	1,356

Total	$7,699	$7,153

	Three Months
	Ended
	March 31,
	2010	2009

Loan Originations — Lender Partners
Stafford	$765	$772
PLUS	46	51
GradPLUS	25	18

Total FFELP	836	841
Private Education Loans	18	160

Total	$854	$1,001

	Three Months
	Ended
	March 31,
	2010	2009

Loan Originations — Total
Stafford	$6,611	$5,697
PLUS	680	648
GradPLUS	422	293

Total FFELP	7,713	6,638
Private Education Loans	840	1,516

Total	$8,553	$8,154

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP loan portfolios.

	On-Balance Sheet
	Three Months Ended March 31, 2010
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,675	$68,379	$121,054	$22,753	$143,807
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(467)	(167)	(634)	(12)	(646)

Net consolidations	(467)	(167)	(634)	(12)	(646)
Acquisitions	8,459	335	8,794	1,122	9,916

Net acquisitions	7,992	168	8,160	1,110	9,270

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	5,500	14,797	20,297	12,341	32,638
Sales	(76)	—	(76)	—	(76)
Repayments/claims/other	(1,745)	(1,166)	(2,911)	(842)	(3,753)

Ending balance	$64,346	$82,178	$146,524	$35,362	$181,886

Off-Balance Sheet
Three Months Ended March 31, 2010
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$5,500	$14,797	$20,297	$12,341	$32,638
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	—	—	—	—	—

Net consolidations	—	—	—	—	—
Acquisitions	—	—	—	—	—

Net acquisitions	—	—	—	—	—

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	(5,500)	(14,797)	(20,297)	(12,341)	(32,638)
Sales	—	—	—	—	—
Repayments/claims/other	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—

	Managed Portfolio
	Three Months Ended March 31, 2010
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$58,175	$83,176	$141,351	$35,094	$176,445
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(467)	(167)	(634)	(12)	(646)

Net consolidations	(467)	(167)	(634)	(12)	(646)
Acquisitions	8,459	335	8,794	1,122	9,916

Net acquisitions	7,992	168	8,160	1,110	9,270

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Sales	(76)	—	(76)	—	(76)
Repayments/claims/other	(1,745)	(1,166)	(2,911)	(842)	(3,753)

Ending balance(4)	$64,346	$82,178	$146,524	$35,362	$181,886

Total Managed Acquisitions(5)	$8,459	$335	$8,794	$1,122	$9,916

(1)	FFELP category is primarily Stafford Loans but also includes federally guaranteed PLUS and HEAL loans.

(2)	Represents borrowers consolidating their loans into a new Consolidation Loan. Loans in our off-balance sheet securitization trusts that are consolidated are bought out of the trusts and moved on-balance sheet.

(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP upon the adoption of topic updates to ASC 810 on January 1, 2010 which resulted in consolidating all off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

(4)	As of March 31, 2010, the ending balance includes $23.2 billion of FFELP Stafford and Other Loans and $2.5 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are affected by CCRAA legislation.

(5)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three Months Ended March 31, 2009
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,476	$71,744	$124,220	$20,582	$144,802
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(243)	(121)	(364)	(4)	(368)

Net consolidations	(243)	(121)	(364)	(4)	(368)
Acquisitions	7,590	274	7,864	1,594	9,458

Net acquisitions	7,347	153	7,500	1,590	9,090

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)		—	—	—	—
Sales	(462)	—	(462)	—	(462)
Repayments/claims/other	(1,517)	(1,012)	(2,529)	(527)	(3,056)

Ending balance	$57,844	$70,885	$128,729	$21,645	$150,374

	Off-Balance Sheet
	Three Months Ended March 31, 2009
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$7,143	$15,531	$22,674	$12,917	$35,591
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(110)	(26)	(136)	(3)	(139)

Net consolidations	(110)	(26)	(136)	(3)	(139)
Acquisitions	41	48	89	117	206

Net acquisitions	(69)	22	(47)	114	67

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Sales	—	—	—	—	—
Repayments/claims/other	(228)	(210)	(438)	(259)	(697)

Ending balance	$6,846	$15,343	$22,189	$12,772	$34,961

	Managed Portfolio
	Three Months Ended March 31, 2009
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$59,619	$87,275	$146,894	$33,499	$180,393
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(353)	(147)	(500)	(7)	(507)

Net consolidations	(353)	(147)	(500)	(7)	(507)
Acquisitions	7,631	322	7,953	1,711	9,664

Net acquisitions	7,278	175	7,453	1,704	9,157

Internal consolidations(2)	—	—	—	—	—
Securitization-related(3)	—	—	—	—	—
Sales	(462)	—	(462)	—	(462)
Repayments/claims/other	(1,745)	(1,222)	(2,967)	(786)	(3,753)

Ending balance(4)	$64,690	$86,228	$150,918	$34,417	$185,335

Total Managed Acquisitions(5)	$7,631	$322	$7,953	$1,711	$9,664

(1)	FFELP category is primarily Stafford Loans but also includes federally guaranteed PLUS and HEAL loans.

(2)	Represents borrowers consolidating their loans into a new Consolidation Loan. Loans in our off-balance sheet securitization trusts that are consolidated are bought out of the trusts and moved on-balance sheet.

(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

(4)	As of March 31, 2009, the ending balance includes $19.8 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are affected by CCRAA legislation.

(5)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

Other Income — Lending Business Segment

The following table summarizes the components of “Core Earnings” other income, net, for our Lending business segment for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended
	March 31,
	2010	2009

Gains on debt repurchases	$90	$64
Late fees and forbearance fees	41	37
Gains on sales of loans and securities, net	9	—
Other	1	1

Total other income, net	$141	$102

The change in other income over the year-ago period is primarily the result of the gains on debt repurchased and gains on sales of loans. The Company began repurchasing its outstanding debt in the second quarter of 2008. The Company repurchased $1.3 billion and $144 million face amount of its senior unsecured notes for the quarters ended March 31, 2010 and 2009, respectively. Since the second quarter of 2008, the Company repurchased $6.7 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016. The $9 million gain in the first quarter of 2010 primarily relates to the sale of a portion of the Company’s other loan portfolio.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended
	March 31,
	2010	2009

Sales and originations	$49	$44
Servicing	97	80
Corporate overhead	20	19

Total operating expenses	$166	$143

Operating expenses for our Lending business segment include costs incurred to acquire student loans and to service our Managed student loan portfolio, as well as general and administrative expenses of the segment and allocated corporate overhead. For the quarters ended March 31, 2010 and 2009, operating expenses for the Lending business segment totaled $166 million and $143 million, respectively. The increase from the prior year was primarily the result of higher collection costs from a higher number of loans in repayment and delinquent status and higher marketing costs related to Private Education Loans, as well as the write-off of certain fixed assets in the first quarter of 2010 in connection with the passage of SAFRA legislation on March 30, 2010. Operating expenses were 37 basis points and 31 basis points, respectively, of average Managed student loans in the first quarters of 2010 and 2009.

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

	Three Months Ended March 31, 2010
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$—	$—	$80	$80
Collections revenue	22	—	—	22

Total income	22	—	80	102
Restructuring expenses	2	—	—	2
Direct operating expenses	31	—	44	75
Overhead expenses	—	—	11	11

Operating expenses	31	—	55	86

Total expenses	33	—	55	88
Net interest expense	—	—	—	—

Income (loss) from continuing operations before income tax expense (benefit)	(11)	—	25	14
Income tax expense (benefit)	(4)	—	9	5

Net income (loss) from continuing operations	(7)	—	16	9
Loss from discontinued operations, net of tax	—	—	—	—

Net income (loss)	(7)	—	16	9
Less: net income attributable to noncontrolling interest	—	—	—	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$(7)	$—	$16	$9

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(7)	$—	$16	$9
Discontinued operations, net of tax	—	—	—	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$(7)	$—	$16	$9

	Three Months Ended March 31, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$2	$—	$73	$75
Collections revenue	43	—	—	43

Total income	45	—	73	118
Restructuring expenses	1	—	—	1
Direct operating expenses	41	—	42	83
Overhead expenses	1	—	9	10

Operating expenses	42	—	51	93

Total expenses	43	—	51	94
Net interest expense	—	—	—	—

Income from continuing operations before income tax expense	2	—	22	24
Income tax expense	1	—	8	9

Net income from continuing operations	1	—	14	15
Loss from discontinued operations, net of tax	—	(46)	—	(46)

Net income (loss)	1	(46)	14	(31)
Less: net income attributable to noncontrolling interest	—	—	—	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$1	$(46)	$14	$(31)

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$1	$—	$14	$15
Discontinued operations, net of tax	—	(46)	—	(46)

“Core Earnings” net income (loss) attributable to SLM Corporation	$1	$(46)	$14	$(31)

In 2008, the Company concluded that its purchased paper businesses were no longer a strategic fit. The Company sold its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009. The Company continues to wind down the domestic side of its Purchased Paper — Non-Mortgage business. The Company will continue to consider opportunities to sell this business at acceptable prices in the future.

There was no net loss attributable to SLM Corporation from discontinued operations for the first quarter of 2010 compared to $46 million for the first quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. This sale of assets in the fourth quarter of 2009 resulted in an after-tax loss of $95 million. The year-ago quarter included $46 million of after-tax asset impairments.

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company has not bought any additional purchased paper in excess of these obligations. The Company did not recognize any impairments in the first quarter of 2010 compared to impairments of $3 million in the first quarter of 2009. The impairments are the result of the impact of the economy on the ability to collect on these assets. Similar to the Purchased Paper — Mortgage/Properties business discussion below, when the Purchased Paper — Non-Mortgage business either sells all of its remaining assets or completely winds down its operations, its results will be shown as discontinued operations.

Purchased Paper — Non-Mortgage

	Three Months
	Ended
	March 31,
	2010	2009

Gross Cash Collections (“GCC”)	$63	$156
Collections revenue	22	43
Collections revenue as a percentage of GCC	34%	27%
Carrying value of purchased paper	$245	$459

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced for others through our APG business segment.

	March 31,	December 31,	March 31,
	2010	2009	2009

Contingency:
Student loans	$9,846	$8,762	$9,234
Other	1,573	1,262	1,725

Total	$11,419	$10,024	$10,959

Operating Expenses — APG Business Segment

For the quarters ended March 31, 2010 and 2009, operating expenses for the APG business segment totaled $86 million and $93 million, respectively. The decrease in operating expenses from the year-ago quarter was primarily due to lower collection costs on the Purchased Paper — Non-Mortgage portfolio due to the decreasing size of the portfolio as a result of winding down the business.

Total On-Balance Sheet Assets — APG Business Segment

At March 31, 2010 and December 31, 2009, the APG business segment had total assets of $1.1 billion and $1.1 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

			% Increase
			(Decrease)
	Three Months Ended March 31,		2010 vs.
	2010	2009	2009

Net interest income after provisions for loan losses	$5	$5	—%
Guarantor servicing fees	36	34	6
Loan servicing fees	19	10	90
Upromise	28	25	12
Other	10	14	(29)

Total other income	93	83	12
Restructuring expenses	3	2	50
Direct operating expenses	62	46	35
Overhead expenses	4	3	33

Operating expenses	66	49	35

Total expenses	69	51	35

Income from continuing operations, before income tax expense	29	37	(22)
Income tax expense	11	13	(15)

Net income	18	24	(25)
Less: net income attributable to noncontrolling interest	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$18	$24	(25)%

“Core Earnings” net income attributable to SLM Corporation
Continuing operations, net of tax	$18	$24	(25)%
Discontinued operations, net of tax	—	—	—

“Core Earnings” net income attributable to SLM Corporation	$18	$24	(25)%

In the second quarter of 2009, ED named Sallie Mae as one of four private sector servicers awarded a servicing contract (the “ED Servicing Contract”) to service loans we sell to ED plus a portion of the loans others sell to ED, existing DSLP loans, and loans originated in the future. The contract covers the servicing of all federally-owned student loans, including the servicing of FFELP loans purchased by ED as part of the Purchase Program pursuant to The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Beginning in 2010, the contract also covers the servicing of new Direct Loans. The contract will span five years with one, five-year renewal at the option of ED. The Company is servicing approximately 2 million accounts under the ED Servicing Contract as of March 31, 2010. This amount serviced includes loans sold by the Company to ED as well as loans sold by other companies to ED. Loan servicing fees in the first quarter of 2010 included $9 million of servicing revenue related to the loans the Company is servicing under the ED Servicing Contract. This is the primary increase from the year-ago quarter.

United Student Aid Funds, Inc. (“USA Funds”), the nation’s largest guarantee agency, accounted for 89 percent and 88 percent, respectively, of guarantor servicing fees and 1 percent and 5 percent, respectively, of revenues associated with other products and services for the quarters ended March 31, 2010 and 2009.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended March 31,
	2010	2009

Operating expenses	$39	$23
Upromise	23	23
Corporate overhead	4	3

Total operating expenses	$66	$49

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties, perform guarantor servicing on behalf of guarantor agencies, operate our Upromise subsidiary, as well as information technology expenses and allocated corporate overhead related to these functions. For the quarters ended March 31, 2010 and 2009, operating expenses for the Corporate and Other business segment totaled $66 million and $49 million, respectively. The increase in operating expenses for the first quarter of 2010 versus the year-ago quarter was primarily due to higher expenses incurred to reconfigure the Company’s servicing system to meet the requirements of the ED Servicing Contract awarded to the Company on June 17, 2009 to service FFELP loans that will be sold to ED.

Total On-Balance Sheet Assets — Corporate and Other Business Segment

At March 31, 2010 and December 31, 2009, the Corporate and Other business segment had total assets of $1.0 billion and $1.2 billion, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following “LIQUIDITY AND CAPITAL RESOURCES” discussion concentrates on our Lending business segment. Our APG contingency collections and Corporate and Other business segments are not capital intensive businesses and, as such, a minimal amount of debt capital is allocated to these segments.

Historically, we funded new loan originations with a combination of term unsecured debt and student loan asset-backed securities. Following the Proposed Merger announcement in April 2007, we temporarily suspended issuance of unsecured debt and began funding loan originations primarily through the issuance of student loan asset-backed securities and short-term secured student loan financing facilities. In June 2008, the Company accessed the corporate bond market with a $2.5 billion issuance of 10-year senior unsecured notes. In August 2008, we began funding new FFELP Stafford and PLUS Loan originations for AY 2008-2009 pursuant to ED’s Loan Participation Program. During the fourth quarter of 2008, the Company began retaining its Private Education Loan originations in its banking subsidiary, Sallie Mae Bank, and funding these assets with term bank deposits. In May 2009, we began using the ED Conduit Program to fund FFELP Stafford and PLUS Loans. In January 2010, the Company initiated a relationship with the Federal Home Loan Bank of Des Moines (the “FHLB-DM”) to provide funding for FFELP Loans. In March 2010, the Company accessed the corporate bond market with a $1.5 billion issuance of 10-year senior unsecured notes. We discuss these liquidity sources below.

In the near term, we expect to continue to use ED’s Purchase and Participation Programs to fund future FFELP Stafford and PLUS Loan originations through July 1, 2010 (see “RECENT DEVELOPMENTS — Legislative and Regulatory Developments” for a further discussion regarding the end of new FFELP originations as of July 1, 2010) and we expect to use deposits at Sallie Mae Bank and term asset-backed securities to fund Private Education Loan originations. We plan to use term asset-backed securities, asset-backed financing facilities, cash flows provided by earnings and repayment of principal on our unencumbered student loan assets and distributions from our securitization trusts, as well as other sources, to retire maturing debt and provide cash for operations and other needs.

ED Funding Programs

In August 2008, ED implemented the Purchase Program and the Loan Purchase Participation Program (the “Participation Program”) pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Under the terms of the Participation Program, on September 30, 2010, AY 2009-2010 loans funded under the Participation Program must be either repurchased by the Company or sold to ED pursuant to the Participation Program, which has identical economics to the Purchase Program. Given the state of the credit markets, we currently expect to sell all of the loans we fund under the Participation Program to ED. Loans eligible for the Participation or Purchase Programs are limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. As of March 31, 2010, the Company had $15.7 billion of advances outstanding under the Participation Program.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and will accept eligible loans through July 1, 2010. The ED Conduit Program has a term of five years and will expire on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time the notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through the Put Agreement at a price of 97 percent of the face amount of the loans. As of March 31, 2010, approximately $15.0 billion face amount of our Stafford and PLUS Loans were funded through the ED Conduit Program. For the first quarter of 2010, the average interest rate paid on this facility was approximately 0.62 percent. As of March 31, 2010, there is less than $200 million face amount of additional FFELP Stafford and PLUS Loans (excluding loans currently in the Participation Program) that can be funded through the ED Conduit Program and no Company loans from AY 2009 — 2010 have yet been sold to ED.

Additional Funding Sources for General Corporate Purposes

In addition to funding FFELP loans through ED’s Participation and Purchase Programs and the ED Conduit Program, the Company employs other financing sources for general corporate purposes, which include originating Private Education Loans and repurchases and repayments of unsecured debt obligations.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings, ED financing facilities and indentured trusts, comprised 83 percent of our Managed debt outstanding at March 31, 2010 versus 80 percent at March 31, 2009.

Sallie Mae Bank

During the fourth quarter of 2008, Sallie Mae Bank, our Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits primarily through intermediaries in the retail brokered Certificate of Deposit (“CD”) market. As of March 31, 2010, total term bank deposits were $5.4 billion and cash and liquid investments totaled $3.0 billion. As of March 31, 2010, $3.5 billion of Private Education Loans were held at Sallie Mae Bank. We ultimately expect to raise additional long-term financing, through Private Education Loan securitizations or other financings, to fund these loans. In March 2010, $1.2 billion of Private Education Loans were sold to a non-bank affiliate and subsequently securitized. In the near term, we expect Sallie Mae Bank to continue to fund newly originated Private Education Loans through long-term bank deposits.

ABS Transactions

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business ABS at lower interest rate spreads. The Term Asset-Backed Securities Loan Facility (“TALF”) was initiated on March 17, 2009 and provided investors who purchase eligible ABS with funding of up to five years. Eligible ABS include ‘AAA’ rated student loan ABS backed by FFELP and Private Education Loans first disbursed since May 1, 2007. For student loan collateral, TALF expired on March 31, 2010.

In 2009, we completed four FFELP long-term ABS transactions totaling $5.9 billion. The FFELP transactions were composed primarily of FFELP Consolidation Loans which were not eligible for the ED Conduit Program or the TALF.

During 2009, we completed $7.5 billion of Private Education Loan term ABS transactions, all of which were private placement transactions. On January 6, 2009, we closed a $1.5 billion 12.5 year ABS based facility. This facility is used to provide up to $1.5 billion term financing for Private Education Loans. The fully utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, we completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the ABS based facility for this issuance was $1.1 billion. In addition, we completed $6.0 billion of Private Education Loan term ABS transactions which were TALF-eligible.

On March 3, 2010, the Company priced a $1.6 billion Private Education Loan term ABS transaction which was TALF-eligible. The notes settled on March 11, 2010 and the issuance included one $149 million tranche bearing a coupon of Prime minus 0.05 percent and a second $1.401 billion tranche bearing a coupon of 1-month LIBOR plus 3.25 percent.

On April 12, 2010, the Company priced a $1.2 billion FFELP long-term ABS transaction. The transaction settled on April 15, 2010 and includes $1.2 billion A Notes bearing a coupon of 1-month LIBOR plus 0.40 percent and $37 million B Notes bearing a coupon of 1-month LIBOR plus 0.90 percent. The B Notes were purchased by the Company in their entirety on the settlement date. This transaction was composed primarily of FFELP Stafford and PLUS loans.

Although we have demonstrated our access to the ABS market in 2009 and the first quarter of 2010 and we expect ABS financing to remain a primary source of funding over the long term, we also expect our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. At present, while the markets have demonstrated some signs of recovery, we are unable to predict when market conditions will allow for more regular, reliable and cost-effective access to the term ABS market.

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”) to fund FFELP and Private Education Loans. In 2009, the FFELP facilities were subsequently amended and reduced and the Private Education facility was retired.

On January 15, 2010, the Company terminated the 2008 Asset-Backed Financing Facilities for FFELP and entered into new multi-year ABCP facilities (the “2010 Facility”) which will continue to provide funding for the Company’s federally guaranteed student loans. The 2010 Facility provides for maximum funding of $10 billion for the first year, $5 billion for the second year and $2 billion for the third year. Upfront fees related to the 2010 Facility were approximately $4 million. The underlying cost of borrowing under the 2010

Facility for the first year is expected to be commercial paper issuance cost plus 0.50 percent, excluding up-front commitment and unused fees.

Borrowings under the 2010 Facility are non-recourse to the Company. The maximum amount the Company may borrow under the 2010 Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. Funding under the 2010 Facility is subject to usual and customary conditions. The 2010 Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facilities. Increases in the borrowing rate of up to LIBOR plus 450 basis points could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 200 basis points to LIBOR plus 300 basis points over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon. As of March 31, 2010, there was approximately $8.3 billion outstanding in this facility. The book basis of the assets securing this facility at March 31, 2010 was $9.5 billion.

Federal Home Loan Bank in Des Moines (“FHLB-DM”)

On January 15, 2010, HICA Education Loan Corporation (“HICA”), a subsidiary of the Company, entered into a lending agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes federally-guaranteed student loans. The initial borrowing of $25 million at a rate of 0.23 percent under this facility occurred on January 15, 2010 and matured on January 22, 2010. The amount, price and tenor of future advances will vary and will be determined at the time of each borrowing. The maximum amount that can be borrowed, as of March 31, 2010, subject to available collateral, is approximately $11 billion. As of March 31, 2010 borrowing under the facility totaled $90 million. The Company has provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

Auction Rate Securities

At March 31, 2010, we had $3.3 billion of taxable and $1.1 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, $3.6 billion of the Company’s auction rate securities as of March 31, 2010 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 0.84 percent during the first quarter of 2010. As of March 31, 2010, $0.8 billion of auction rate securities with shorter weighted average terms to maturity have had successful auctions, resulting in an average rate of 1.56 percent.

Reset Rate Notes

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the notes are reset. The Company also has the option to repurchase a reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on its remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent until such time as the bonds are successfully remarketed or repurchased. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at March 31, 2010, $2.6 billion of our reset rate notes bore interest at, or were swapped to LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible additional reset rate notes will experience failed remarketings. As of March 31, 2010, the Company had

$4.3 billion and $2.0 billion of reset rate notes due to be remarketed in 2010 and 2011, respectively, and an additional $6.5 billion to be remarketed thereafter.

Senior Unsecured Debt

On January 11, 2010, the Company announced that it repurchased $812 million U.S. dollar equivalent face amount of its $28 billion senior unsecured notes outstanding, through a tender offer which settled on January 14, 2010. This transaction resulted in a taxable gain of approximately $45 million. Total repurchases in the first quarter including the tender offer totaled $1.3 billion and resulted in a taxable gain of $90 million. The Company began repurchasing its outstanding unsecured debt in the second quarter 2008. Since that time we have repurchased in both open-market repurchases and public tender offers, $6.7 billion face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016. On May 4, 2010, the Company announced that it will repurchase $1.1 billion U.S. dollar equivalent face amount of its senior unsecured notes through another tender offer.

On March 17, 2010, the Company priced a $1.5 billion issuance of 10-year senior unsecured notes. The notes settled on March 22, 2010 and bear a coupon of 8.00 percent and a maturity of March 25, 2020. The notes were swapped to LIBOR with an all-in cost of LIBOR plus 4.65 percent.

Primary Sources of Liquidity and Available Capacity

We expect to fund our ongoing liquidity needs, including the origination of new loans and the repayment of $3.8 billion of senior unsecured notes remaining to mature in 2010, through our current cash and investment portfolio, cash flow provided by earnings and repayment of principal on unencumbered student loan assets and distributions from our securitization trusts (including servicing fees which have priority payments within the trusts), the liquidity facilities made available by ED, the 2010 Facility, the issuance of term ABS, term bank deposits, unsecured debt and other sources.

To supplement our funding sources, we maintain unsecured revolving credit facilities. As of March 31, 2010, we had two facilities: $1.9 billion of our unsecured revolving facilities matures in October 2010 and $1.6 billion matures in October 2011. On May 5, 2010, the $1.9 billion revolving credit facility maturing in October 2010 was terminated. The principal financial covenants in the unsecured revolving credit facilities require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $2.9 billion as of March 31, 2010. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended March 31, 2010. In the past, we have not relied upon our unsecured revolving credit facilities as a primary source of liquidity. Even though we have never borrowed under these facilities, the facility maturing October 2011 is available to be drawn upon for general corporate purposes.

The following table details our main sources of primary liquidity and the available capacity at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Available Capacity		Available Capacity

Sources of primary liquidity available for new FFELP Stafford and PLUS loan originations:
ED Purchase and Participation Programs(1)	Unlimited through July 1, 2010	(1)	Unlimited	(1)
Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$6,841		$6,070
Commercial paper and asset-backed commercial paper	650		1,150
Other(2)	98		131

Total unrestricted cash and liquid investments(3)(4)(5)	7,589		7,351
Unused commercial paper and bank lines of credit(6)	3,485		3,485
FFELP ABCP Facilities(7)	1,431		1,703

Total sources of primary liquidity for general corporate purposes(8)	$12,505		$12,539

(1)	The ED Purchase and Participation Programs provide unlimited funding for eligible FFELP Stafford and PLUS loans made by the Company for the academic years 2008-2009 and 2009-2010. See “ED Funding Programs” discussed earlier in this section.

(2)	At December 31, 2009, includes $32 million, due from The Reserve Primary Fund. On January 29, 2010, we received $32 million from The Reserve Primary Fund.

(3)	At March 31, 2010 and December 31, 2009, excludes $0 million and $25 million, respectively, of investments pledged as collateral related to certain derivative positions and $653 million and $708 million, respectively, of other non-liquid investments, classified as cash and investments on our balance sheet in accordance with GAAP.

(4)	At March 31, 2010 and December 31, 2009, includes $553 million and $821 million, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(5)	At March 31, 2010 and December 31, 2009, includes $3 billion and $2.4 billion, respectively, of cash and liquid investments at Sallie Mae Bank, for which Sallie Mae Bank is not authorized to dividend to the Company without FDIC approval. This cash will be used primarily to originate or acquire student loans.

(6)	At March 31, 2010, unused bank lines of credit exclude the impact of the reduction in commitments of $1.9 billion on May 5, 2010 as described above.

(7)	Borrowing capacity is subject to availability of collateral. As of March 31, 2010 and December 31, 2009, the Company had $2.6 billion and $2.1 billion, respectively, of outstanding unencumbered FFELP loans, net.

(8)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At March 31, 2010, we had a total of $28.7 billion of unencumbered assets, including goodwill and acquired intangibles. Total student loans, net, comprised $14.0 billion of this unencumbered asset total of which $11.4 billion relates to Private Education Loans, net.

The following table reconciles encumbered and unencumbered assets and their net impact on total equity.

	March 31,	December 31,
(Dollars in billions)	2010	2009

Net assets in secured financing facilities	$15.0	$14.2
Unencumbered assets	28.7	31.3
Unsecured debt	(33.6)	(35.1)
ASC 815 mark-to-market on all hedged debt(1)	(2.9)	(3.4)
Other liabilities, net	(2.4)	(1.7)

Total GAAP equity	$4.8	$5.3

(1)	At March 31, 2010 and December 31, 2009, there were $3.0 billion and $3.4 billion, respectively, of net gains on derivatives hedging this debt, which partially offsets these losses. These gains are a part of the net assets in secured financing facilities and unencumbered assets.

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

The Company has liquidity exposure related to collateral movements between SLM Corporation and its derivative counterparties. The collateral movements can increase or decrease our primary liquidity depending on the nature of the collateral (whether cash or securities), the Company’s and counterparties’ credit ratings and on movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates. These movements may require the Company to return cash collateral posted or may require the Company to access primary liquidity to post collateral to counterparties. As of March 31, 2010, the Company held $553 million cash collateral in unrestricted cash accounts. If the Company’s credit ratings are downgraded from current levels, it may be required to segregate such collateral in restricted accounts.

The table below highlights exposure related to our derivative counterparties at March 31, 2010.

	SLM Corporation and	Securitizations
	Sallie Mae Bank	Trust
	Contracts	Contracts

Exposure, net of collateral	$373	$1,300
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	69%	34%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at March 31, 2010 and 2009, and the average balances and average interest rates of our Managed borrowings for the three months ended March 31, 2010 and 2009. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment under ASC 815. (See “BUSINESS

SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of March 31,
	2010			2009
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$4,831	$22,214	$27,045	$5,052	$29,840	$34,892
Unsecured term bank deposits	1,208	4,202	5,410	1,066	2,215	3,281
Indentured trusts (on-balance sheet)	60	1,505	1,565	—	1,924	1,924
ED Participation Program facility (on-balance sheet)(1)	15,746	—	15,746	13,530	—	13,530
ED Conduit Program facility (on-balance sheet)	14,682	—	14,682	—	—	—
ABCP borrowings (on-balance sheet)(2)	3,278	5,000	8,278	25,519	—	25,519
Securitizations (on-balance sheet)	—	122,277	122,277	—	80,585	80,585
Securitizations (off-balance sheet)	—	—	—	—	36,359	36,359
Other	1,159	—	1,159	1,154	—	1,154

Total	$40,964	$155,198	$196,162	$46,321	$150,923	$197,244

(1)	The Company has the option of paying off this amount with cash or by putting the loans to ED as previously discussed.

(2)	Includes $1.9 billion outstanding in the 2008 Asset-Backed Loan Facility at March 31, 2009. There was no balance outstanding at March 31, 2010.

Average Balances

	Three Months Ended March 31,
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Unsecured borrowings	$26,553	1.86%	$35,432	2.28%
Unsecured term bank deposits	5,602	2.95	2,729	3.93
Indentured trusts (on-balance sheet)	1,584	.59	1,973	1.46
ED Participation Program facility (on-balance sheet)	13,268	.73	11,122	3.13
ED Conduit Program facility (on-balance sheet)	14,273	.62	—	—
ABCP Borrowings(on-balance sheet)(1)	8,899	1.23	25,275	3.13
Securitizations (on-balance sheet)	121,712	.92	80,164	1.69
Securitizations (off-balance sheet)	—	—	36,795	1.21
Other	1,355	.20	1,376	.66

Total	$193,246	1.08%	$194,866	2.00%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of May 6, 2010.

	Moody’s	S&P	Fitch

Short-term unsecured debt	Not Prime	A-3	F3
Long-term senior unsecured debt	Ba1	BBB -	BBB -

The table below presents our unsecured on-balance sheet funding by funding source for the three months ended March 31, 2010 and 2009.

	Debt Issued For
	the Three Months
	Ended		Outstanding at
	March 31,		March 31,
	2010	2009	2010	2009

Retail notes	$—	$—	$3,402	$3,820
Foreign currency denominated notes(1)	—	—	8,224	11,971
Extendible notes	—	—	—	31
Global notes (Institutional)	1,464	—	14,832	18,472
Medium-term notes (Institutional)	—	—	587	598

Total unsecured corporate borrowings	1,464	—	27,045	34,892
Unsecured term bank deposits	—	1,156	5,410	3,281

Total	$1,464	$1,156	$32,455	$38,173

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2010. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective ASC 815 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges under ASC 815 or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$136.0	$15.8	$120.2
3-month Treasury bill	weekly	8.4	—	8.4
Prime	annual	.9	—	.9
Prime	quarterly	5.8	—	5.8
Prime	monthly	23.9	—	23.9
Prime	daily	—	3.2	(3.2)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	131.0	(131.0)
1-month LIBOR	monthly	5.9	9.9	(4.0)
CMT/CPI Index	monthly/quarterly	—	2.5	(2.5)
Non Discrete reset(3)	monthly	—	27.4	(27.4)
Non Discrete reset(4)	daily/weekly	14.3	1.1	13.2
Fixed Rate(5)		11.8	16.6	(4.8)

Total		$207.5	$207.5	$—

(1)	Funding includes all derivatives that qualify as hedges under ASC 815.

(2)	Funding includes $15.7 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

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

“Core Earnings” Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$136.0	$15.8	$120.2
3-month Treasury bill	weekly	8.4	5.4	3.0
Prime	annual	.9	—	.9
Prime	quarterly	5.8	1.5	4.3
Prime	monthly	23.9	10.8	13.1
Prime	daily	—	3.2	(3.2)
PLUS Index	annual	.5	.1	.4
3-month LIBOR(3)	daily	—	76.9	(76.9)
3-month LIBOR	quarterly	—	26.0	(26.0)
1-month LIBOR	monthly	5.9	17.8	(11.9)
1-month LIBOR	daily	—	8.0	(8.0)
Non Discrete reset(4)	monthly	—	26.1	(26.1)
Non Discrete reset(5)	daily/weekly	14.3	1.1	13.2
Fixed Rate(6)		9.3	12.3	(3.0)

Total		$205.0	$205.0	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $15.7 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding includes $1.4 billion of auction rate securities.

(4)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(6)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset three-month LIBOR to fund a large portion of our daily reset three-month commercial paper indexed assets. In addition, we use quarterly reset three-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non-Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 through the second quarter of 2009 with the commercial paper and LIBOR indices. As of March 31, 2010, we have approximately $105.5 billion of FFELP loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to LIBOR. See “LENDING BUSINESS SEGMENT” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further discussion of this CP/LIBOR relationship.

When compared with the GAAP presentation, the “Core Earnings” Basis presentation includes basis swaps that primarily convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2010.

Weighted Average
(Averages in years)	Life

Earning assets
Student loans	7.8
Other loans	5.9
Cash and investments	.1

Total earning assets	7.3

Borrowings
Short-term borrowings	.5
Long-term borrowings	6.9

Total borrowings	5.6

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the three months ended March 31, 2010 and 2009.

	Three Months
	Ended
	March 31,
(Shares in millions)	2010	2009

Common shares repurchased:
Benefit plans(1)	.3	.1

Total shares repurchased	.3	.1

Average purchase price per share	$12.53	$24.25

Common shares issued	1.2	.3

Authority remaining at end of period for repurchases	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on March 31, 2010 was $12.52.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The Company’s interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three months ended March 31, 2010 and 2009 and the effect on fair values at March 31, 2010 and December 31, 2009, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. Both of these analyses do not consider any potential mark-to-market losses that may occur related to our Residual Interests (prior to the adoption of topic updates on ASC 810 on January 1, 2010) that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased.

	Three Months Ended March 31, 2010
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$1	—%	$12	4%	$(101)	(37)%
Unrealized gains (losses) on derivative and hedging activities	350	287	607	497	(46)	(37)

Increase in net income before taxes	$351	89%	$619	156%	$(147)	(37)%

Increase in diluted earnings per common share	$.666	148%	$1.175	261%	$(.278)	(62)%

	Three Months Ended March 31, 2009
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(53)	(78)%	$(64)	(94)%	$(79)	(116)%
Unrealized gains (losses) on derivative and hedging activities	164	1,073	144	945	104	681

Increase in net income before taxes	$111	210%	$80	152%	$25	47%

Increase in diluted earnings per common share	$.237	237%	$.172	172%	$.054	54%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At March 31, 2010
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$145,925	$(754)	(1)%	$(1,568)	(1)%
Private Education Loans	31,507	—	—	—	—
Other earning assets	14,474	(1)	—	(2)	—
Other assets	10,935	(475)	(4)	(878)	(8)

Total assets	$202,841	$(1,230)	(1)%	$(2,448)	(1)%

Liabilities
Interest bearing liabilities	$188,204	$(1,056)	(1)%	$(2,653)	(1)%
Other liabilities	3,672	9	—	557	15

Total liabilities	$191,876	$(1,047)	(1)%	$(2,096)	(1)%

	At December 31, 2009
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$119,747	$(470)	—%	$(979)	(1)%
Private Education Loans	20,278	—	—	—	—
Other earning assets	13,472	(4)	—	(11)	—
Other assets	12,506	(690)	(6)	(1,266)	(10)

Total assets	$166,003	$(1,164)	(1)%	$(2,256)	(1)%

Liabilities
Interest bearing liabilities	$154,037	$(852)	(1)%	$(2,159)	(1)%
Other liabilities	3,263	(21)	(1)	547	17

Total liabilities	$157,300	$(873)	(1)%	$(1,612)	(1)%

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

During the three months ended March 31, 2010 and 2009, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged on-balance sheet loans being in a fixed-rate mode due to the Embedded Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed debt. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. In the 100 and 300 basis point scenarios for the three months ended March 31, 2010, the increase in income resulted from item (ii) above partially offset by item (i). In the 100 and 300 basis point scenarios for the three months ended March 31, 2009, item (i) had a greater impact to resulting in a decrease to income.

Under the scenario in the tables above labeled “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “LIQUIDITY AND CAPITAL RESOURCES — Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in an unrealized loss of $(260) million and $(134) million for the three months ended March 31, 2010 and 2009, respectively. Offsetting this unrealized loss are basis swaps that economically hedge our Private Education Loan securitization trusts. Unrealized gains for these basis swaps totaled $214 million and $238 million for the three months ended March 31, 2010 and 2009, respectively. The change from a net gain in the prior year period to a net loss in the current year period was the impact of basis swap hedges in securitization trusts that were off-balance sheet prior to the adoption of topic updates to ASC 810 (see “CRITICAL ACCOUNTING POLICES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further discussion).

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards,” to the consolidated financial statements.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington (Mark A. Arthur et al. v. SLM Corporation). The suit complains that Sallie Mae allegedly contacted “tens of thousands” of consumers on their cellular telephones without their prior express consent in violation of the Telephone Consumer Protection Act, § 227 et seq. (TCPA). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On April 5, 2010, Plaintiffs filed a First Amended Class Action Complaint changing the defendant from SLM Corporation to Sallie Mae, Inc.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the first quarter of 2010 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs. See Note 9, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased	Share	or Programs	Programs

Period:
January 1 — January 31, 2010	.2	$11.56	—	38.8
February 1 — February 28, 2010	—	—	—	38.8
March 1 — March 31, 2010	.1	12.54	—	38.8

Total first quarter of 2010	.3	$11.84	—

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1	Affiliate Collateral Pledge and Security Agreement between SLM Education Credit Finance Corporation, HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, incorporated by reference to Exhibit 10.38 of the Company’s 10-K filed on February 26, 2010.
10.2	Advances, Pledge and Security Agreement between HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, incorporated by reference to Exhibit 10.39 of the Company’s 10-K filed on February 26, 2010.
10.3	Note Purchase and Security Agreement between Bluemont Funding I; the Conduit Lenders, the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Banc of America Securities LLC; J.P. Morgan Securities Inc., The Bank of New York Mellon Trust Company, National Association; Sallie Mae, Inc., incorporated by reference to Exhibit 10.40 of the Company’s 10-K filed on February 26, 2010.
10.4	Schedule of Contracts Substantially Identical to Exhibit 10.24 in all Material Respects: between Town Center Funding I LLC and Town Hall Funding I LLC, incorporated by reference to Exhibit 10.41 of the Company’s 10-K filed on February 26, 2010.
10.5	Executive Severance Plan for Senior Officers, incorporated by reference to Exhibit 10.42 of the Company’s 10-K filed on February 26, 2010.
10.6	Employment Agreement dated March 27, 2009, filed with this Form 10-Q.
10.7	SLM Corporation 2009-2012 Incentive Plan 2010 Stock Option Agreement, filed with this Form 10-Q.
10.8	SLM Corporation 2009-2012 Incentive Plan 2010 Performance Stock Award Term Sheet, filed with this Form 10-Q.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from SLM Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION

(Registrant)

By:	/s/ John F. Remondi
John F. Remondi
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2010

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” included in SLM Corporation’s (the Company’s) 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC” on February 26, 2010, for a further discussion of the FFELP.

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

Managed Basis — Prior to the adoption of topic updates to the FASB’s ASC 810, “Consolidation,” the Company generally analyzed the performance of its student loan portfolio on a Managed Basis. The Company previously viewed both on-balance sheet student loans and off-balance sheet student loans owned by the securitization trusts as a single portfolio, and the related on-balance sheet financings are combined with off-balance sheet debt. On January 1, 2010, upon the adoption of topic updates of ASC 810, the Company consolidated its off-balance sheet securitization trusts at their historical cost basis. After the adoption of topic updates to ASC 810, the Company’s results of operations no longer reflect securitization servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with the Company’s accounting treatment of prior on-balance securitization trusts. As of January 1, 2010, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. As a result, effective January 1, 2010, our Managed and on-balance sheet (GAAP) student loan portfolios are the same.

Management allocates capital on a Managed Basis. This accounting change will not impact management’s view of capital adequacy for the Company. When the term Managed is capitalized in this document, it is referring to Managed Basis.

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

Residual Interest — Prior to the adoption of topic updates to ASC 810, (see Managed Basis definition above) when the Company previously securitized student loans, it retained the right to receive cash flows from the student loans sold to trusts that it sponsored in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The Residual Interest, which may also have also included reserve and other cash accounts, was the present value of these future expected cash flows, which included the present value of any Embedded Fixed Rate Floor Income described above. The Company valued the Residual Interest at the time of sale of the student loans to the trust and as of the end of each subsequent quarter.

Retained Interest — The Retained Interest included the Residual Interest (defined above) and servicing rights (as the Company retains the servicing responsibilities) for our securitization transactions accounted for as sales.

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