Form 10-Q
period 2010-06-30
SLM CORP
filed 2010-08-05
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2010

Voting common stock, $.20 par value	485,706,763 shares

SLM CORPORATION

FORM 10-Q
INDEX
June 30, 2010

(1)	Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $122,192 and $104,219, respectively)	$47,280,248	$42,978,874
FFELP Stafford Loans Held-for-Sale	20,177,860	9,695,714
FFELP Consolidation Loans (net of allowance for losses of $66,493 and $56,949, respectively)	81,034,596	68,378,560
Private Education Loans (net of allowance for losses of $2,042,413 and $1,443,440, respectively)	35,150,686	22,753,462
Investments:
Available-for-sale	399,456	1,273,275
Other	1,013,621	740,553

Total investments	1,413,077	2,013,828
Cash and cash equivalents	6,267,039	6,070,013
Restricted cash and investments	6,252,914	5,168,871
Retained Interest in off-balance sheet securitized loans	—	1,828,075
Goodwill and acquired intangible assets, net	1,157,888	1,177,310
Other assets	8,584,404	9,920,591

Total assets	$207,318,712	$169,985,298

Liabilities
Short-term borrowings	$46,472,435	$30,896,811
Long-term borrowings	152,250,912	130,546,272
Other liabilities	3,508,617	3,263,593

Total liabilities	202,231,964	164,706,676

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized:
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Series C: 7.25% mandatory convertible preferred stock; 810 and 810 shares, respectively, issued at liquidation preference of $1,000 per share	810,370	810,370
Common stock, par value $.20 per share, 1,125,000 shares authorized: 553,571 and 552,220 shares issued, respectively	110,715	110,444
Additional paid-in capital	5,122,583	5,090,891
Accumulated other comprehensive loss (net of tax benefit of $24,917 and $23,448, respectively)	(43,333)	(40,825)
Retained earnings	391,169	604,467

Total SLM Corporation stockholders’ equity before treasury stock	6,956,504	7,140,347
Common stock held in treasury at cost: 67,775 and 67,222 shares, respectively	1,869,760	1,861,738

Total SLM Corporation stockholders’ equity	5,086,744	5,278,609
Noncontrolling interest	4	13

Total equity	5,086,748	5,278,622

Total liabilities and equity	$207,318,712	$169,985,298

Supplemental information — assets and liabilities of variable interest entities:

	June 30,	December 31,
	2010	2009

FFELP Stafford and Other Student Loans, net	$66,130,975	$51,067,680
FFELP Consolidation Loans, net	79,558,032	67,664,019
Private Education Loans, net	23,556,999	10,107,298
Restricted cash and investments	5,881,972	4,596,147
Other assets	2,856,872	3,639,918
Short-term borrowings	37,014,277	23,384,051
Long-term borrowings	127,904,461	101,012,628

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income:
FFELP Stafford and Other Student Loans	$325,042	$323,939	$608,479	$666,755
FFELP Consolidation Loans	550,920	460,690	1,074,245	950,052
Private Education Loans	575,340	393,019	1,140,494	780,060
Other loans	7,254	18,468	16,250	34,888
Cash and investments	6,299	7,044	11,248	13,015

Total interest income	1,464,855	1,203,160	2,850,716	2,444,770
Total interest expense	568,933	819,459	1,100,317	1,846,006

Net interest income	895,922	383,701	1,750,399	598,764
Less: provisions for loan losses	382,239	278,112	741,359	528,391

Net interest income (loss) after provisions for loan losses	513,683	105,589	1,009,040	70,373

Other income (loss):
Securitization servicing and Residual Interest revenue (loss)	—	87,488	—	(7,817)
Gains (losses) on sales of loans and securities, net	(3,515)	—	5,138	—
Gains (losses) on derivative and hedging activities, net	95,316	(561,795)	12,906	(457,770)
Contingency fee revenue	88,181	73,368	168,492	148,183
Collections revenue	17,219	23,933	39,185	67,589
Guarantor servicing fees	22,457	24,772	58,547	58,780
Other	164,899	399,065	355,309	591,523

Total other income	384,557	46,831	639,577	400,488

Expenses:
Salaries and benefits	140,233	137,783	290,617	272,925
Other operating expenses	206,287	170,381	383,923	330,355
Restructuring expenses	17,666	3,333	43,948	7,106

Total expenses	364,186	311,497	718,488	610,386

Income (loss) from continuing operations, before income tax expense (benefit)	534,054	(159,077)	930,129	(139,525)
Income tax expense (benefit)	196,103	(43,110)	351,898	(48,627)

Net income (loss) from continuing operations	337,951	(115,967)	578,231	(90,898)
Loss from discontinued operations, net of tax benefit	—	(6,542)	—	(52,716)

Net income (loss)	337,951	(122,509)	578,231	(143,614)
Less: net income attributable to noncontrolling interest	133	211	273	492

Net income (loss) attributable to SLM Corporation	337,818	(122,720)	577,958	(144,106)
Preferred stock dividends	18,711	25,800	37,389	52,195

Net income (loss) attributable to SLM Corporation common stock	$319,107	$(148,520)	$540,569	$(196,301)

Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$337,818	$(116,178)	$577,958	$(91,390)
Discontinued operations, net of tax	—	(6,542)	—	(52,716)

Net income (loss) attributable to SLM Corporation	$337,818	$(122,720)	$577,958	$(144,106)

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.66	$(.31)	$1.12	$(.31)
Discontinued operations	—	(.01)	—	(.11)

Total	$.66	$(.32)	$1.12	$(.42)

Average common shares outstanding	484,832	466,799	484,547	466,780

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.63	$(.31)	$1.08	$(.31)
Discontinued operations	—	(.01)	—	(.11)

Total	$.63	$(.32)	$1.08	$(.42)

Average common and common equivalent shares outstanding	527,391	466,799	527,013	466,780

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at March 31, 2009	8,449,770	534,698,117	(67,105,360)	467,592,757	$1,714,770	$106,940	$4,694,155	$(70,450)	$378,387	$(1,859,955)	$4,963,847	$12	$4,963,859
Comprehensive income:
Net income (loss)									(122,720)		(122,720)	211	(122,509)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,319			1,319		1,319
Change in unrealized gains (losses) on derivatives, net of tax								20,606			20,606		20,606
Defined benefit pension plans adjustment								(158)			(158)		(158)

Comprehensive income (loss)											(100,953)	211	(100,742)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.51 per share)									(1,923)		(1,923)		(1,923)
Preferred stock, series C ($18.13 per share)									(20,840)		(20,840)		(20,840)
Restricted stock dividend									(2)		(2)		(2)
Issuance of common shares		143,762		143,762		29	181				210		210
Issuance of preferred shares							162		(162)		—		—
Tax benefit related to employee stock option and purchase plans							(1,324)				(1,324)		(1,324)
Stock-based compensation cost							15,879				15,879		15,879
Repurchase of common shares:
Benefit plans			(22,839)	(22,839)						(485)	(485)		(485)
Noncontrolling interest — other											—	(218)	(218)

Balance at June 30, 2009	8,449,770	534,841,879	(67,128,199)	467,713,680	$1,714,770	$106,969	$4,709,053	$(48,683)	$229,865	$(1,860,440)	$4,851,534	$5	$4,851,539

Balance at March 31, 2010	8,110,370	553,407,785	(67,563,788)	485,843,997	$1,375,370	$110,682	$5,106,094	$(42,511)	$72,062	$(1,866,020)	$4,755,677	$19	$4,755,696
Comprehensive income:
Net income (loss)									337,818		337,818	133	337,951
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,615			1,615		1,615
Change in unrealized gains (losses) on derivatives, net of tax								(2,439)			(2,439)		(2,439)
Defined benefit pension plans adjustment								2			2		2

Comprehensive income											336,996	133	337,129
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.24 per share)									(1,014)		(1,014)		(1,014)
Preferred stock, series C ($18.13 per share)									(14,688)		(14,688)		(14,688)
Issuance of common shares		163,599		163,599		33	3,765				3,798		3,798
Issuance of preferred shares							134		(134)		—		—
Tax benefit related to employee stock option and purchase plans							(1,212)				(1,212)		(1,212)
Stock-based compensation cost							13,802				13,802		13,802
Repurchase of common shares:
Benefit plans			(211,014)	(211,014)						(3,740)	(3,740)		(3,740)
Noncontrolling interest — other											—	(148)	(148)

Balance at June 30, 2010	8,110,370	553,571,384	(67,774,802)	485,796,582	$1,375,370	$110,715	$5,122,583	$(43,333)	$391,169	$(1,869,760)	$5,086,744	$4	$5,086,748

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340
Comprehensive income:
Net income (loss)									(144,106)		(144,106)	492	(143,614)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments, net of tax								2,269			2,269		2,269
Change in unrealized gains (losses) on derivatives, net of tax								26,015			26,015		26,015
Defined benefit pension plans adjustment								(491)			(491)		(491)

Comprehensive income (loss)											(116,313)	492	(115,821)
Cash dividends:
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)		(5,750)
Preferred stock, series B ($1.17 per share)									(4,443)		(4,443)		(4,443)
Preferred stock, series C ($36.25 per share)									(41,680)		(41,680)		(41,680)
Restricted stock dividend									(9)		(9)		(9)
Issuance of common shares		430,608	98	430,706		86	2,226			5	2,317		2,317
Issuance of preferred shares							322		(322)		—		—
Tax benefit related to employee stock option and purchase plans							(5,819)				(5,819)		(5,819)
Stock-based compensation cost							28,212				28,212		28,212
Repurchase of common shares:
Benefit plans			(169,897)	(169,897)						(4,051)	(4,051)		(4,051)
Sale of international Purchased Paper — Non-Mortgage business											—	(7,257)	(7,257)
Noncontrolling interest — other											—	(500)	(500)

Balance at June 30, 2009	8,449,770	534,841,879	(67,128,199)	467,713,680	$1,714,770	$106,969	$4,709,053	$(48,683)	$229,865	$(1,860,440)	$4,851,534	$5	$4,851,539

Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375,370	$110,444	$5,090,891	$(40,825)	$604,467	$(1,861,738)	$5,278,609	$13	$5,278,622
Comprehensive income:
Net income (loss)									577,958		577,958	273	578,231
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,678			1,678		1,678
Change in unrealized gains (losses) on derivatives, net of tax								(4,151)			(4,151)		(4,151)
Defined benefit pension plans adjustment								(35)			(35)		(35)

Comprehensive income											575,450	273	575,723
Cash dividends:
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)		(5,750)
Preferred stock, series B ($.48 per share)									(1,969)		(1,969)		(1,969)
Preferred stock, series C ($36.25 per share)									(29,376)		(29,376)		(29,376)
Restricted stock dividend									(11)		(11)		(11)
Issuance of common shares		1,351,808		1,351,808		271	10,166				10,437		10,437
Issuance of preferred shares							294		(294)		—		—
Tax benefit related to employee stock option and purchase plans							(4,805)				(4,805)		(4,805)
Stock-based compensation cost							26,037				26,037		26,037
Cumulative effect of accounting change (See Note 1)									(753,856)		(753,856)		(753,856)
Repurchase of common shares:
Benefit plans			(552,860)	(552,860)						(8,022)	(8,022)		(8,022)
Noncontrolling interest — other											—	(282)	(282)

Balance at June 30, 2010	8,110,370	553,571,384	(67,774,802)	485,796,582	$1,375,370	$110,715	$5,122,583	$(43,333)	$391,169	$(1,869,760)	$5,086,744	$4	$5,086,748

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Operating activities
Net income (loss)	$578,231	$(143,614)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations, net of tax benefit	—	52,716
Gains on sales of loans and securities, net	(5,138)	—
Stock-based compensation cost	26,097	30,144
Unrealized (gains)/losses on derivative and hedging activities	(444,732)	497,361
Provisions for loan losses	741,359	528,391
Student loans originated for sale, net	(10,482,146)	(10,171,363)
Decrease in restricted cash — other	41,403	52,552
(Increase) decrease in accrued interest receivable	(147,462)	481,791
Increase (decrease) in accrued interest payable	34,677	(409,109)
Adjustment for non-cash loss related to Retained Interest	—	351,331
Decrease (increase) in other assets, goodwill and acquired intangible assets, net	1,221,154	(173,504)
Decrease in other liabilities	(130,832)	(150,321)

Cash used in operating activities — continuing operations	(9,145,620)	(8,910,011)
Cash provided by operating activities — discontinued operations	—	174,701

Total net cash used in operating activities	(8,567,389)	(8,878,924)

Investing activities
Student loans acquired	(4,672,819)	(4,944,270)
Loans purchased from securitized trusts	—	(3,698)
Reduction of student loans:
Installment payments, claims and other	7,004,240	5,148,780
Proceeds from sales of student loans	164,046	462,311
Other loans — originated	—	(2,817)
Other loans — repaid	100,860	217,557
Other investing activities, net	(282,912)	(736,002)
Purchases of available-for-sale securities	(27,885,519)	(66,062,442)
Proceeds from sales of available-for-sale securities	—	100,056
Proceeds from maturities of available-for-sale securities	28,725,393	65,615,526
Purchases of other securities	(64,188)	—
Proceeds from maturities of held-to-maturity securities and other securities	71,812	68,928
Return of investment from Retained Interest	—	16,361
Increase in restricted cash — on-balance sheet trusts	(218,129)	(663,658)

Net cash provided by (used in) investing activities	2,942,784	(783,368)

Financing activities
Borrowings collateralized by loans in trust — issued	2,723,345	9,040,986
Borrowings collateralized by loans in trust — repaid	(4,274,591)	(2,932,288)
Asset-backed commercial paper conduits, net	(1,999,582)	(12,454,223)
ED Participation Program, net	10,849,768	9,871,053
ED Conduit Program facility, net	1,559,198	11,094,745
Other short-term borrowings issued	—	298,294
Other short-term borrowings repaid	(198,183)	(990,720)
Other long-term borrowings issued	1,463,538	4,333,168
Other long-term borrowings repaid	(4,512,180)	(4,935,047)
Other financing activities, net	247,613	(1,533,226)
Excess tax benefit from the exercise of stock-based awards	355	—
Common stock issued	194	5
Preferred dividends paid	(37,095)	(51,873)
Noncontrolling interest, net	(749)	(8,627)

Net cash provided by financing activities	5,821,631	11,732,247

Net increase in cash and cash equivalents	197,026	2,069,955
Cash and cash equivalents at beginning of period	6,070,013	4,070,002

Cash and cash equivalents at end of period	$6,267,039	$6,139,957

Cash disbursements made (refunds received) for:
Interest	$1,144,499	$2,303,145

Income taxes, net	$(450,851)	$177,478

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company” or “Sallie Mae”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2009 to be consistent with classifications adopted for 2010, and had no effect on net income, total assets, or total liabilities.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

potentially be significant to the VIE. As it relates to the Company’s securitized assets, the Company is the servicer of the securitized assets and owns the Residual Interest of the securitization trusts. As a result, the Company is the primary beneficiary of its securitization trusts and consolidated those trusts that were previously off-balance sheet at their historical cost basis on January 1, 2010. The historical cost basis is the basis that would exist if these securitization trusts had remained on-balance sheet since they settled. ASC 810 did not change the accounting of any other VIEs the Company has a variable interest in as of January 1, 2010. These new accounting rules will also apply to new transactions entered into from January 1, 2010 forward.

Upon adoption of topic updates to ASC 810, the Company removed the $1.8 billion of Residual Interests (associated with its previously off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet and the Company consolidated $35.0 billion of assets ($32.6 billion of which are student loans, net of an approximate $550 million allowance for loan loss) and $34.4 billion of liabilities (primarily trust debt), which resulted in an approximate $750 million after-tax reduction of stockholders’ equity (recorded as a cumulative effect adjustment to retained earnings). After the adoption of topic updates to ASC 810, the Company’s results of operations no longer reflect securitization servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with the Company’s accounting treatment of prior on-balance securitization trusts. As of January 1, 2010, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. As a result, effective January 1, 2010, the Company’s Managed and on-balance sheet (GAAP) student loan portfolios are the same.

Fair Value Measurements

In January 2010, the FASB issued a topic update to ASC 820, “Fair Value Measurements and Disclosures.” The update requires separate disclosures of the amounts of significant transfers in and out of Level 1 and 2 of fair value measurements and a description of the reasons for the transfers. In addition, a reporting unit should report separately information about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. Finally, the update clarifies existing disclosure requirements regarding the level of disaggregation in reporting classes of assets and liabilities and discussion of the inputs and valuation techniques used for Level 2 and 3 fair values. This topic update is effective for annual and interim periods beginning January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for annual and interim periods beginning January 1, 2011.

Disclosures Regarding Credit Quality of Receivables

In July 2010, the FASB issued an update to the accounting guidance for receivables. This update requires companies to provide additional disclosures about the credit quality of receivables as well as additional information related to the allowance for loan losses. These new rules are effective for the Company’s annual reporting period ending December 31, 2010. Other than requiring additional disclosures regarding the credit quality of its loan portfolio, this standard will not have an impact on the Company’s financial statements.

2.	Allowance for Loan Losses

The Company’s provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective as it requires material estimates that may

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

be susceptible to significant changes. The Company believes that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios.

The following table summarizes the total loan provisions for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Private Education Loans	$349,211	$241,759	$674,233	$445,304
FFELP Stafford and Other Student Loans	28,613	25,595	51,609	59,993
Mortgage and consumer loans	4,415	10,758	15,517	23,094

Total provisions for loan losses	$382,239	$278,112	$741,359	$528,391

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for loan losses for Private Education Loans for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Allowance at beginning of period	$2,018,676	$1,384,454	$1,443,440	$1,308,043
Provision for Private Education Loan losses	349,211	241,759	674,233	445,304
Charge-offs	(335,766)	(238,943)	(620,244)	(377,758)
Reclassification of interest reserve	10,292	9,437	20,934	21,118
Consolidation of off-balance sheet trusts(1)	—	—	524,050	—

Allowance at end of period	$2,042,413	$1,396,707	$2,042,413	$1,396,707

Charge-offs as a percentage of average loans in repayment (annualized)	5.3%	8.2%	5.0%	6.7%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	5.1%	7.6%	4.8%	6.2%
Allowance as a percentage of the ending total loan balance	5.4%	5.9%	5.4%	5.9%
Allowance as a percentage of ending loans in repayment	7.9%	11.5%	7.9%	11.5%
Allowance coverage of charge-offs (annualized)	1.5	1.5	1.6	1.8
Ending total loans(2)	$38,098,535	$23,784,039	$38,098,535	$23,784,039
Average loans in repayment	$25,178,957	$11,700,129	$24,913,768	$11,405,253
Ending loans in repayment	$25,721,573	$12,145,736	$25,721,573	$12,145,736

(1)	Upon the adoption of topic updates to ASC 810 on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model” for further discussion.)

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of June 30, 2010, December 31, 2009, and June 30, 2009.

	Private Education Loan Delinquencies
	June 30,				June 30,
	2010		December 31, 2009		2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,051		$8,910		$10,355
Loans in forbearance(2)	1,437		967		945
Loans in repayment and percentage of each status:
Loans current	22,669	88.2%	12,421	86.4%	10,294	84.8%
Loans delinquent 31-60 days(3)	948	3.7	647	4.5	504	4.2
Loans delinquent 61-90 days(3)	604	2.3	340	2.4	335	2.7
Loans delinquent greater than 90 days(3)	1,501	5.8	971	6.7	1,013	8.3

Total Private Education Loans in repayment	25,722	100.0%	14,379	100.0%	12,146	100.0%

Total Private Education Loans, gross	37,210		24,256		23,446
Private Education Loan unamortized discount	(905)		(559)		(537)

Total Private Education Loans	36,305		23,697		22,909
Private Education Loan receivable for partially charged-off loans	888		499		338
Private Education Loan allowance for losses	(2,042)		(1,443)		(1,396)

Private Education Loans, net	$35,151		$22,753		$21,851

Percentage of Private Education Loans in repayment		69.1%		59.3%		51.8%

Delinquencies as a percentage of Private Education Loans in repayment		11.9%		13.6%		15.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.3%		6.3%		7.2%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for loan losses for the FFELP loan portfolio for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Allowance at beginning of period	$186,215	$152,294	$161,168	$137,543
Provision for FFELP loan losses	28,613	25,595	51,609	59,993
Charge-offs	(24,235)	(24,851)	(45,639)	(43,731)
Decrease for student loan sales and other	(1,908)	—	(3,602)	(767)
Consolidation of off-balance sheet trusts(1)	—	—	25,149	—

Allowance at end of period	$188,685	$153,038	$188,685	$153,038

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	.1%	.1%
Allowance as a percentage of the ending total loan balance	.1%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	.2%	.2%
Allowance coverage of charge-offs (annualized)	1.9	1.5	2.1	1.7
Ending total loans, gross	$145,932,811	$130,084,026	$145,932,811	$130,084,026
Average loans in repayment	$82,449,191	$68,657,756	$82,443,391	$68,949,585
Ending loans in repayment	$82,978,473	$70,011,495	$82,978,473	$70,011,495

(1)	Upon the adoption of topic updates to ASC 810 on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model” for further discussion.)

The Company maintains an allowance for Risk Sharing loan losses on its FFELP loan portfolio. The level of Risk Sharing has varied over the past few years with legislative changes. As of June 30, 2010, 48 percent of the FFELP loan portfolio was subject to 3 percent Risk Sharing, 51 percent was subject to 2 percent Risk Sharing and the remaining 1 percent was not subject to any Risk Sharing.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

FFELP Loan Delinquencies

The table below shows the Company’s FFELP loan delinquency trends as of June 30, 2010, December 31, 2009 and June 30, 2009.

	FFELP Loan Delinquencies
	June 30, 2010		December 31, 2009		June 30, 2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$43,397		$35,079		$46,644
Loans in forbearance(2)	19,557		14,121		13,428
Loans in repayment and percentage of each status:
Loans current	68,657	82.7%	57,528	82.4%	58,746	83.9%
Loans delinquent 31-60 days(3)	4,837	5.8	4,250	6.1	3,996	5.7
Loans delinquent 61-90 days(3)	2,540	3.1	2,205	3.1	1,959	2.8
Loans delinquent greater than 90 days(3)	6,945	8.4	5,844	8.4	5,311	7.6

Total FFELP loans in repayment	82,979	100.0%	69,827	100.0%	70,012	100.0%

Total FFELP loans, gross	145,933		119,027		130,084
FFELP loan unamortized premium	2,748		2,187		2,375

Total FFELP loans	148,681		121,214		132,459
FFELP loan allowance for losses	(189)		(161)		(153)

FFELP loans, net	$148,492		$121,053		$132,306

Percentage of FFELP loans in repayment		56.9%		58.7%		53.8%

Delinquencies as a percentage of FFELP loans in repayment		17.3%		17.6%		16.1%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		19.1%		16.8%		16.1%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments

A summary of investments and restricted investments as of June 30, 2010 and December 31, 2009 follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale:
U.S. Treasury securities	$5,103	$—	$—	$5,103
Other securities:
Certificates of deposit	300,000	—	—	300,000
Asset-backed securities	79,369	1,879	(1)	81,247
Commercial paper and asset-backed commercial paper	—	—	—	—
Municipal bonds	9,558	2,168	—	11,726
Other	1,547	—	(167)	1,380

Total investment securities available-for-sale	$395,577	$4,047	$(168)	$399,456

Restricted Investments
Available-for sale:
U.S. Treasury securities	$40,091	$—	$—	$40,091
Guaranteed investment contracts	23,385	—	—	23,385

Total restricted investments available-for-sale	$63,476	$—	$—	$63,476

Held-to-maturity:
Guaranteed investment contracts	$3,175	$—	$—	$3,175

Total restricted investments held-to-maturity	$3,175	$—	$—	$3,175

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments (Continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale:
U.S. Treasury securities	$272	$—	$—	$272
Other securities:
Asset-backed securities	110,336	306	(893)	109,749
Commercial paper and asset-backed commercial paper	1,149,981	—	—	1,149,981
Municipal bonds	9,935	1,942	—	11,877
Other	1,550	—	(154)	1,396

Total investment securities available-for-sale	$1,272,074	$2,248	$(1,047)	$1,273,275

Restricted Investments
Available-for sale:
U.S. Treasury securities	$25,026	$—	$—	$25,026
Guaranteed investment contracts	26,951	—	—	26,951

Total restricted investments available-for-sale	$51,977	$—	$—	$51,977

Held-to-maturity:
Guaranteed investment contracts	$3,550	$—	$—	$3,550
Other	215	—	—	215

Total restricted investments held-to-maturity	$3,765	$—	$—	$3,765

In addition to the restricted investments detailed above, at June 30, 2010 and December 31, 2009, the Company had restricted cash and cash equivalents of $6.2 billion and $5.1 billion, respectively. As of June 30, 2010 and December 31, 2009, $40 million (all of which is in restricted cash and investments on the balance sheet) and $50 million ($25 million of which is in restricted cash and investments on the balance sheet), respectively, of available-for-sale investment securities were pledged as collateral.

There were no sales of investments, including available-for-sale securities, during the three and six months ended June 30, 2010 and the three months ended June 30, 2009. In the six months ended June 30, 2009, the Company sold available-for-sale securities with a fair value of $100 million, resulting in no realized gain or loss. The cost basis for these securities was determined through specific identification of the securities sold.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments (Continued)

As of June 30, 2010, the stated maturities for the investments (including restricted investments) are as follows:

	June 30, 2010
	Held-to-	Available-for-
	Maturity	Sale(1)	Other

Year of Maturity
2010	$—	$346,574	$976,358
2011	—	—	4,823
2012	—	—	—
2013	—	599	—
2014	—	—	—
2015-2019	—	11,726	58,027
After 2019	3,175	104,033	761

Total	$3,175	$462,932	$1,039,969

(1)	Available-for-sale securities are stated at fair value.

At June 30, 2010 and December 31, 2009, the Company also had other investments of $1.0 billion and $741 million, respectively. At June 30, 2010 and December 31, 2009, other investments included $950 million and $636 million, respectively, of receivables for cash collateral posted with derivative counterparties. Other investments also included leveraged leases which at June 30, 2010 and December 31, 2009, totaled $57 million and $66 million, respectively, that are general obligations of American Airlines and Federal Express Corporation.

4.	Goodwill and Acquired Intangible Assets

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as or one level below an operating segment. The following table summarizes the Company’s historical allocation of goodwill to its reporting units, accumulated impairments and net goodwill for each reporting unit.

	As of June 30, 2010
	and December 31, 2009
		Accumulated
(Dollars in millions)	Gross	Impairments	Net

Lending	$412	$(24)	$388
APG	401	—	401
Guarantor Servicing	62	—	62
Upromise	140	—	140
Other	1	(1)	—

Total	$1,016	$(25)	$991

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

Impairment Testing

The Company performs goodwill impairment testing annually in the fourth quarter as of a September 30 valuation date or more frequently if an event occurs or circumstances change such that it is more likely than not that the fair value of a reporting unit or reporting units may be below their respective carrying values.

On March 30, 2010, President Obama signed into law H.R. 4872, which included the Student Aid and Fiscal Responsibility Act (“SAFRA”). Effective July 1, 2010, this law eliminated the authority to provide new loans under FFELP and requires that all new federal loans are to be made through the Direct Student Loan Program (“DSLP”). The new law did not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law. This restructuring will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete. See Note 13, “Restructuring Activities” for further details.

In connection with SAFRA becoming law on March 30, 2010, a trigger event occurred for the Lending, APG and Guarantor Servicing reporting units which required the Company to assess potential goodwill impairment as of March 31, 2010. As part of the impairment assessment, the Company considered the implications of the SAFRA legislation to these reporting units as well as continued uncertainty in the economy and the tight credit markets during the first quarter of 2010. The impairment assessment methodology utilized a discounted cash flow analysis for each reporting unit affected by the new SAFRA legislation. This assessment resulted in estimated fair values of the Company’s reporting units in excess of their carrying values at March 31, 2010. Accordingly, there was no indicated impairment for these reporting units in the first quarter of 2010. Likewise, in conjunction with the Company’s annual impairment assessment in the fourth quarter of 2009, the cash flow projections for the Lending, APG and Guarantor Servicing reporting units were valued assuming the proposed SAFRA legislation was passed. There was no indicated impairment for any of the reporting units in the fourth quarter of 2009.

During the second quarter of 2010, no trigger event occured to warrant an impairment assessment.

As a result of the passage of SAFRA, certain revenue streams in the Lending and APG reporting units and the entire revenue stream of the Guarantor Servicing reporting unit will wind down over time. As these revenue streams wind down, goodwill impairment may be triggered in future periods for the Lending and APG reporting units and will definitely be triggered in the future for the Guarantor Servicing reporting unit due to the passage of time and depletion of projected cash flows stemming from FFELP-related contracts.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

Goodwill by Reportable Segments

A summary of the Company’s goodwill by reportable segment is as follows:

	December 31,	June 30,
(Dollars in millions)	2009	2010

Lending	$388	$388
Asset Performance Group	401	401
Other	202	202

Total	$991	$991

Acquired Intangible Assets

Acquired intangible assets include the following:

	Average	As of June 30, 2010
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services and lending relationships	13 years	$332	$(226)	$106
Software and technology	7 years	98	(91)	7
Non-compete agreements		11	(11)	—

Total		441	(328)	113
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	54	—	54

Total acquired intangible assets		$495	$(328)	$167

	Average	As of December 31, 2009
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$332	$(208)	$124
Software and technology	7 years	98	(89)	9
Non-compete agreements		11	(11)	—

Total		441	(308)	133
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	54	—	54

Total acquired intangible assets		$495	$(308)	$187

The Company recorded amortization of acquired intangible assets from continuing operations totaling $10 million for both the three months ended June 30, 2010 and 2009, respectively and $20 million and $19 million for the six months ended June 30, 2010 and 2009, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings

The following table summarizes the Company’s borrowings as of June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings	$5,544	$19,681	$25,225	$5,185	$22,797	$27,982
Unsecured term bank deposits	1,687	3,291	4,978	842	4,795	5,637
FHLB-DM facility	575	—	575	—	—	—
ED Participation Program facility	19,856	—	19,856	9,006	—	9,006
ED Conduit Program facility	15,873	—	15,873	14,314	—	14,314
ABCP borrowings	1,238	5,000	6,238	—	8,801	8,801
Securitizations	—	121,373	121,373	—	89,200	89,200
Indentured trusts	47	1,415	1,462	64	1,533	1,597
Other(1)	1,527	—	1,527	1,472	—	1,472

Total before hedge accounting adjustments	46,347	150,760	197,107	30,883	127,126	158,009
Hedge accounting adjustments	125	1,491	1,616	14	3,420	3,434

Total	$46,472	$152,251	$198,723	$30,897	$130,546	$161,443

(1)	Other primarily consists of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

Company is the primary beneficiary of and currently consolidates the following financing VIEs as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$19,856	$—	$19,856	$20,056	$227	$291	$20,574
ED Conduit Program facility	15,873	—	15,873	16,022	472	436	16,930
ABCP borrowings	1,238	5,000	6,238	7,032	140	60	7,232
Securitizations	—	121,373	121,373	124,376	4,851	2,051	131,278
Indentured trusts	47	1,415	1,462	1,760	192	19	1,971

Total before hedge accounting adjustments	37,014	127,788	164,802	169,246	5,882	2,857	177,985
Hedge accounting adjustments	—	117	117	—	—	—	—

Total	$37,014	$127,905	$164,919	$169,246	$5,882	$2,857	$177,985

	December 31, 2009
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$9,006	$—	$9,006	$9,397	$115	$61	$9,573
ED Conduit Program facility	14,314	—	14,314	14,594	478	372	15,444
ABCP borrowings	—	8,801	8,801	9,929	204	100	10,233
Securitizations	—	89,200	89,200	93,021	3,627	3,083	99,731
Indentured trusts	64	1,533	1,597	1,898	172	24	2,094

Total before hedge accounting adjustments	23,384	99,534	122,918	128,839	4,596	3,640	137,075
Hedge accounting adjustments	—	1,479	1,479	—	—	—	—

Total	$23,384	$101,013	$124,397	$128,839	$4,596	$3,640	$137,075

The Department of Education (“ED”) Funding Programs

In August 2008, ED implemented the Loan Purchase Commitment Program (the “Purchase Program”) and the Loan Purchase Participation Program (the “Participation Program”) pursuant to The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Under the terms of the Participation Program, on September 30, 2010, academic year (“AY”) 2009-2010 loans funded under the Participation Program must be either repurchased by the Company or sold to ED pursuant to the Participation Program, which has identical economics to the Purchase Program. Given the state of the credit markets, we currently expect to sell all of the loans we fund under the Participation Program to ED for settlement in the fourth quarter of 2010. Loans eligible for the Participation or Purchase Programs are limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. As of June 30, 2010, the Company had $19.9 billion of advances outstanding under the Participation Program.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and accepted eligible loans through July 1, 2010. The ED Conduit Program expires on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time, the notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through a put agreement at a price of 97 percent of the face amount of the loans. As of June 30, 2010, approximately $16.0 billion face amount of our Stafford and PLUS Loans were funded through the ED Conduit Program. For the second quarter of 2010, the average interest rate paid on this facility was approximately 0.72 percent.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facility. Increases in the borrowing rate of up to LIBOR plus 450 basis points could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 200 basis points to LIBOR plus 300 basis points over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon. As of June 30, 2010, there was approximately $6.2 billion outstanding in this facility. The book basis of the assets securing this facility at June 30, 2010 was $7.2 billion.

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

During 2009, the Company completed $7.5 billion of Private Education Loan term ABS transactions, all of which were private placement transactions. On January 6, 2009, the Company closed a $1.5 billion 12.5 year ABS based facility (“Total Return Swap Facility”). This facility is used to provide up to $1.5 billion term financing for Private Education Loans. The fully utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, the Company completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the ABS based facility for this issuance was $1.1 billion. In addition, the Company completed $6.0 billion of Private Education Loan term ABS transactions which were TALF-eligible.

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

On July 22, 2010, the Company redeemed its $1.5 billion SLM Private Education Loan Trust 2009-A ABS issue and closed new offerings of its $869 million SLM 2010-B and $1.7 billion SLM 2010-C Private Education Loan Trust ABS issues. Approximately $875 million of the 2010-B and 2010-C bonds were issued at a weighted average coupon of 1-month LIBOR plus 2.23 percent; the remaining $1.7 billion of bonds were financed under the Company’s Total Return Swap Facility. These concurrent transactions raised approximately $1.0 billion of net additional cash for the Company.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

The Company has $5.3 billion face amount of Private Education Loan securitization bonds outstanding at June 30, 2010, where the Company has the ability to call the bonds at a discount to par between 2011 and 2014. The Company has concluded that it is probable it will call these bonds at the call date at the respective discount. Probability is based on the Company’s assessment of whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, the Company is accreting this call discount as a reduction to interest expense through the call date. If it becomes less than probable that the Company will call these bonds at a future date, it will result in the Company reversing this prior accretion as a cumulative catch-up adjustment. The Company has accreted approximately $112 million, cumulatively, and $27 million in the second quarter of 2010 as a reduction of interest expense.

Auction Rate Securities

At June 30, 2010, the Company had $3.3 billion of taxable and $1.1 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of the Company’s auction rate securities’ interest rates are set. As a result, $3.5 billion of the Company’s auction rate securities as of June 30, 2010 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on the Company’s taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 0.84 percent during the second quarter of 2010. As of June 30, 2010, $0.9 billion of auction rate securities with shorter weighted average terms to maturity have had successful auctions, resulting in an average rate of 1.12 percent.

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

Federal Home Loan Bank in Des Moines (“FHLB-DM”)

On January 15, 2010, HICA Education Loan Corporation (“HICA”), a subsidiary of the Company, entered into a lending agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes federally-guaranteed student loans. The initial borrowing of $25 million at a rate of 0.23 percent under this facility occurred on January 15, 2010 and matured on January 22, 2010. The amount, price and tenor of future advances will vary and will be determined at the time of each borrowing. The maximum amount that can be borrowed, as of June 30, 2010, subject to available collateral, is approximately $11 billion. As of June 30, 2010 borrowing under the facility totaled $575 million, of which $300 million matured on July 26, 2010 and $275 million matures on August 24, 2010. The Company has provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

Other Funding Sources

Sallie Mae Bank

During the fourth quarter of 2008, Sallie Mae Bank, the Company’s Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits primarily through intermediaries in the retail brokered Certificate of Deposit (“CD”) market and through retail deposit channels. As of June 30, 2010, total term bank deposits were $5.0 billion and cash and liquid investments totaled $2.6 billion. In addition to its deposit base, Sallie Mae Bank has borrowing capacity with the Federal Reserve Bank (“FRB”) through a collateralized lending facility. Borrowing capacity is limited by the availability of acceptable collateral. As of June 30, 2010, borrowing capacity was approximately $0.6 billion and there were no outstanding borrowings.

Unsecured Revolving Credit Facility

As of June 30, 2010, the Company had $1.6 billion in an unsecured revolving credit facility which provides liquidity support for general corporate purposes. This facility matures in October 2011. On May 5, 2010, the $1.9 billion revolving credit facility maturing in October 2010 was terminated.

The principal financial covenants in the unsecured revolving credit facility require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.2 billion as of June 30, 2010. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended June 30, 2010. In the past, the Company has not relied upon the Company’s unsecured revolving credit facilities as a primary source of liquidity. Even though the Company has never borrowed under these facilities, the revolving credit facility maturing October 2011 remains available to be drawn upon for general corporate purposes.

6.	Student Loan Securitization

The Company securitizes its FFELP Stafford loans, FFELP Consolidation Loans and Private Education Loan assets. Prior to the adoption of topic updates to the FASB’s ASC 810 on January 1, 2010, for transactions qualifying as sales, the Company retained a Residual Interest and servicing rights (as the Company retained the servicing responsibilities), all of which were referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. As a result of adopting the topic updates to ASC 810, the Company removed the $1.8 billion of Residual Interests (associated with its previously off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet (see Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model” for further details). While this accounting has changed, our economic interest in these assets remains unchanged.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

Securitization Activity

The following table summarizes the Company’s securitization activity for the three and six months ended June 30, 2010 and 2009. The securitizations in the periods presented below were accounted for as financings under ASC 860.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
		Loan		Loan		Loan		Loan
	No. of	Amount	No. of	Amount	No. of	Amount	No. of	Amount
(Dollars in millions)	Transactions	Securitized	Transactions	Securitized	Transactions	Securitized	Transactions	Securitized

Securitizations:
FFELP Stafford/PLUS Loans	1	$1,211	—	$—	1	$1,211	—	$—
FFELP Consolidation Loans	—	—	2	4,524	—	—	2	4,524
Private Education Loans	—	—	1	3,527	1	1,929	2	6,419

Total securitizations	1	$1,211	3	$8,051	2	$3,140	4	$10,943

The following table summarizes cash flows received from or paid to the previously off-balance sheet securitization trusts during the three and six months ended June 30, 2009.

	Three Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2009	June 30, 2009

Net proceeds from new securitizations completed during the period	$—	$—
Cash distributions from trusts related to Residual Interests	154	268
Servicing fees received(1)	57	115
Purchases of previously transferred financial assets for representation and warranty violations	(2)	(5)
Reimbursements of borrower benefits(2)	(8)	(16)
Purchases of delinquent Private Education Loans from securitization trusts using delinquent loan call option	—	—
Purchases of loans using clean-up call option	—	—

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

(2)	Under the terms of the securitizations, the transaction documents require that the Company reimburse the trusts for any borrower benefits afforded the borrowers of the underlying securitized loans.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
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

The Company recorded net unrealized mark-to-market losses in “securitization servicing and Residual Interest revenue (loss)” of $90 million and $351 million for the three and six months ended June 30, 2009.

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

The $351 million mark-to-market loss for the six months ended June 30, 2009 was primarily due to:

•	Life of loan default rate assumptions for Private Education Loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $49 million unrealized mark-to-market loss.

•	The discount rate risk premium assumption related to the Private Education Loan Residual Interests was increased by 500 basis points to take into account the level of cash flow uncertainty and lack of liquidity that existed with the Residual Interests as of June 30, 2009. This resulted in a $126 million unrealized mark-to-market loss.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

•	An increase in the forward curves interest rates used to value the Embedded Fixed Rate Floor Income component of the Residual Interests resulted in a $133 million mark-to-market loss.

The table below shows the Company’s off-balance sheet Private Education Loan delinquencies as of June 30, 2009.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	June 30, 2009
(Dollars in millions)	Balance	%

Loans in-school/grace/deferment(1)	$2,974
Loans in forbearance(2)	583
Loans in repayment and percentage of each status:
Loans current	8,874	90.4%
Loans delinquent 31-60 days(3)	261	2.7
Loans delinquent 61-90 days(3)	174	1.8
Loans delinquent greater than 90 days(3)	505	5.1

Total off-balance sheet Private Education Loans in repayment	9,814	100.0%

Total off-balance sheet Private Education Loans, gross	$13,371

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardships or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes charge-off activity for Private Education Loans in the off-balance sheet trusts for the three and six months ended June 30, 2009.

	Three Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2009	June 30, 2009

Charge-offs	$116	$179
Charge-offs as a percentage of average loans in repayment (annualized)	4.8%	3.8%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.6%	3.6%
Ending off-balance sheet total Private Education Loans(1)	$13,520	$13,520
Average off-balance sheet Private Education Loans in repayment	$9,630	$9,522
Ending off-balance sheet Private Education Loans in repayment	$9,814	$9,814

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans (see Note 2, “Allowance for Loan Losses”).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
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

Trading Activities

When instruments do not qualify as hedges, they are accounted for as trading where all changes in fair value of the derivatives are recorded through earnings. In general, derivative instruments included in trading activities include Floor Income Contracts, basis swaps and various other derivatives that do not qualify for hedge accounting.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2010 and December 31, 2009, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2010 and 2009.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(Dollars in millions)	Exposure	2010	2009	2010	2009	2010	2009	2010	2009

Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$1,170	$684	$252	$133	$1,422	$817
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	919	2,932	69	44	988	2,976

Total derivative assets(3)		—	—	2,089	3,616	321	177	2,410	3,793
Derivative Liabilities
Interest rate swaps	Interest rate	(90)	(78)	—	(6)	(411)	(639)	(501)	(723)
Floor Income Contracts	Interest rate	—	—	—	—	(1,487)	(1,234)	(1,487)	(1,234)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(386)	(192)	—	(1)	(386)	(193)
Other(2)	Interest rate	—	—	—	—	(10)	(20)	(10)	(20)

Total derivative liabilities(3)		(90)	(78)	(386)	(198)	(1,908)	(1,894)	(2,384)	(2,170)

Net total derivatives		$(90)	$(78)	$1,703	$3,418	$(1,587)	$(1,717)	$26	$1,623

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of Euro-dollar futures contracts, the embedded derivatives in asset-backed financings, and derivatives related to the Company’s Total Return Swap Facility. The embedded derivatives are required to be accounted for as derivatives.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009

Gross position	$2,410	$3,793	$(2,384)	$(2,170)
Impact of master netting agreements	(915)	(1,009)	915	1,009

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,495	2,784	(1,469)	(1,161)
Cash collateral (held) pledged	(1,095)	(1,268)	950	636

Net position	$400	$1,516	$(519)	$(525)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(Dollars in billions)	2010	2009	2010	2009	2010	2009	2010	2009

Notional Values
Interest rate swaps	$1.7	$1.7	$14.6	$12.4	$145.0	$148.2	$161.3	$162.3
Floor Income Contracts	—	—	—	—	41.2	47.1	41.2	47.1
Cross currency interest rate swaps	—	—	20.1	19.3	.3	.3	20.4	19.6
Other(1)	—	—	—	—	1.2	1.1	1.2	1.1

Total derivatives	$1.7	$1.7	$34.7	$31.7	$187.7	$196.7	$224.1	$230.1

(1)	“Other” includes Euro-dollar futures contracts, embedded derivatives bifurcated from securitization debt, as well as derivatives related to the Company’s Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended June 30,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Fair Value Hedges
Interest rate swaps	$437	$(487)	$129	$97	$(475)	$521	$91	$131
Cross currency interest rate swaps	(1,733)	1,163	81	120	1,800	(1,524)	148	(241)

Total fair value derivatives	(1,296)	676	210	217	1,325	(1,003)	239	(110)
Cash Flow Hedges
Interest rate swaps	1	(5)	(15)	(21)	—	—	(14)	(26)

Total cash flow derivatives	1	(5)	(15)	(21)	—	—	(14)	(26)
Trading
Interest rate swaps	289	(301)	(6)	119	—	—	283	(182)
Floor Income Contracts	(42)	236	(222)	(171)	—	—	(264)	65
Cross currency interest rate swaps	33	(1)	2	1	—	—	35	—
Other	12	(115)	(1)	2	—	—	11	(113)

Total trading derivatives	292	(181)	(227)	(49)	—	—	65	(230)

Total	(1,003)	490	(32)	147	1,325	(1,003)	290	(366)
Less: realized gains (losses) recorded in interest expense	—	—	195	196	—	—	195	196

Gains (losses) on derivative and hedging activities, net	$(1,003)	$490	$(227)	$(49)	$1,325	$(1,003)	$95	$(562)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Six Months Ended June 30,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Fair Value Hedges
Interest rate swaps	$492	$(670)	$249	$176	$(538)	$715	$203	$221
Cross currency interest rate swaps	(3,081)	241	182	196	3,163	(501)	264	(64)

Total fair value derivatives	(2,589)	(429)	431	372	2,625	214	467	157
Cash Flow Hedges
Interest rate swaps	—	—	(30)	(39)	—	—	(30)	(39)

Total cash flow derivatives	—	—	(30)	(39)	—	—	(30)	(39)
Trading
Interest rate swaps	400	(601)	—	348	—	—	400	(253)
Floor Income Contracts	(23)	402	(433)	(311)	—	—	(456)	91
Cross currency interest rate swaps	26	(34)	3	1	—	—	29	(33)
Other	6	(50)	(2)	2	—	—	4	(48)

Total trading derivatives	409	(283)	(432)	40	—	—	(23)	(243)

Total	(2,180)	(712)	(31)	373	2,625	214	414	(125)
Less: realized gains (losses) recorded in interest expense	—	—	401	333	—	—	401	333

Gains (losses) on derivative and hedging activities, net	$(2,180)	$(712)	$(432)	$40	$2,625	$214	$13	$(458)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2010	2009	2010	2009

Total gains (losses) on cash flow hedges	$(11)	$5	$(26)	$1
Realized (gains) losses reclassified to interest expense(1)(2)(3)	10	13	22	25
Hedge ineffectiveness reclassified to earnings(1)(4)	(1)	3	—	—

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$(2)	$21	$(4)	$26

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	The Company expects to reclassify $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged at June 30, 2010 and December 31, 2009 related to derivative exposures between the Company and its derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2010	December 31, 2009

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,095	$1,268
Securities at fair value — corporate derivatives (not recorded in financial statements)(2)	—	112
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	343	717

Total collateral held	$1,438	$2,097

Derivative asset at fair value including accrued interest	$1,765	$3,119

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$950	$636
Securities at fair value (recorded in investments)(4)	—	25
Securities at fair value (recorded in restricted investments)(5)	40	25
Securities at fair value re-pledged (not recorded in financial statements)(5)(6)	—	87

Total collateral pledged	$990	$773

Derivative liability at fair value including accrued interest and premium receivable	$1,106	$758

(1)	At June 30, 2010 and December 31, 2009, $251 million and $447 million, respectively, were held in restricted cash accounts.

(2)	Effective with the downgrade in the Company’s unsecured credit ratings on May 13, 2009, certain counterparties restrict the Company’s ability to sell or re-pledge securities it holds as collateral.

(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

(4)	Counterparty does not have the right to sell or re-pledge securities.

(5)	Counterparty has the right to sell or re-pledge securities.

(6)	Represents securities the Company holds as collateral that have been pledged to other counterparties.

The Company’s corporate derivatives contain credit contingent features. At the Company’s current unsecured credit rating, it has fully collateralized its corporate derivative liability position (including accrued interest and net of premiums receivable) of $926 million with its counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. The Company currently has a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $90 million and has posted $87 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, the Company would be required to deliver assets totaling $3 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to the Company’s or trusts’ credit ratings.

At December 31, 2009, $381 million in collateral related to off-balance sheet trust derivatives were held by these off-balance sheet trusts. Collateral posted by third parties to the off-balance sheet trusts cannot be sold or re-pledged by the trusts. As of January 1, 2010, the off-balance sheet trusts were consolidated with the adoption of topic updates to ASC 810. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model.”)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Other Assets

The following table provides detail on the Company’s other assets at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Accrued interest receivable	$3,251,276	38%	$2,566,984	26%
Derivatives at fair value	1,495,064	17	2,783,696	28
Income tax asset, net current and deferred	1,378,470	16	1,750,424	18
APG purchased paper receivables and real estate owned	208,770	2	286,108	3
Benefit and insurance-related investments	477,113	6	472,079	5
Fixed assets, net	320,835	4	322,481	3
Accounts receivable — general	670,013	8	807,086	8
Other loans	309,658	4	420,233	4
Other	473,205	5	511,500	5

Total	$8,584,404	100%	$9,920,591	100%

The “Derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a net gain position by counterparty, exclusive of accrued interest and collateral. At June 30, 2010 and December 31, 2009, these balances included $1.7 billion and $3.4 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of June 30, 2010 and December 31, 2009, the cumulative mark-to-market adjustment to the hedged debt was $(1.5) billion and $(3.4) billion, respectively.

9.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases and issuances for the three and six months ended June 30, 2010 and 2009.

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
(Shares in millions)	2010	2009	2010	2009

Common shares repurchased:
Benefit plans(1)	.2	—	.6	.1

Total shares repurchased	.2	—	.6	.1

Average purchase price per share	$17.72	$—	$14.51	$23.84

Common shares issued	.2	.1	1.4	.4

Authority remaining at end of period for repurchases	38.8	38.8	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Stockholders’ Equity (Continued)

The closing price of the Company’s common stock on June 30, 2010 was $10.39.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive loss as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

Net unrealized gains on investments(1)(2)	$3,307	$1,629
Net unrealized losses on derivatives(3)	(58,050)	(53,899)
Net gain on defined benefit pension plans(4)	11,410	11,445

Total accumulated other comprehensive loss	$(43,333)	$(40,825)

(1)	Net of tax expense of $2 million and $.9 million as of June 30, 2010 and December 31, 2009, respectively.

(2)	Net unrealized gains (losses) on investments include currency translation gains of $.8 million and $.8 million as of June 30, 2010 and December 31, 2009, respectively.

(3)	Net of tax benefit of $34 million and $31 million as of June 30, 2010 and December 31, 2009, respectively.

(4)	Net of tax expense of $7 million and $7 million as of June 30, 2010 and December 31, 2009, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net income (loss) from continuing operations attributable to common stock	$319,107	$(141,978)	$540,569	$(143,585)
Adjusted for dividends of convertible preferred stock series C(1)	14,688	—	29,376	—

Net income (loss) from continuing operations attributable to common stock, adjusted	333,795	(141,978)	569,945	(143,585)
Net (loss) from discontinued operations	—	(6,542)	—	(52,716)

Net income (loss) attributable to common stock, adjusted	$333,795	$(148,520)	$569,945	$(196,301)

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	484,832	466,799	484,547	466,780
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C(1)	41,240	—	41,240	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(2)	1,319	—	1,226	—

Dilutive potential common shares(3)	42,559	—	42,466	—

Weighted average shares used to compute diluted EPS	527,391	466,799	527,013	466,780

Basic earnings (loss) per common share:
Continuing operations	$.66	$(.31)	$1.12	$(.31)
Discontinued operations	—	(.01)	—	(.11)

Total	$.66	$(.32)	$1.12	$(.42)

Diluted earnings (loss) per common share:
Continuing operations	$.63	$(.31)	$1.08	$(.31)
Discontinued operations	—	(.01)	—	(.11)

Total	$.63	$(.32)	$1.08	$(.42)

(1)	The Company’s 7.25 percent mandatory convertible preferred stock Series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between approximately 34 million shares and 41 million shares of common stock, depending upon the Company’s stock price at that time. Depending upon the amount of the mandatory convertible preferred stock outstanding as of that date, the actual number of shares of common stock issued may be less. These instruments were anti-dilutive for the three and six months ended June 30, 2009.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(3)	For the three and six months ended June 30, 2010, stock options covering approximately 17 million shares for each period, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2009, stock options covering approximately 45 million shares for each period were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Stock-Based Compensation Plans and Arrangements

Stock Option Exchange Program

On May 17, 2010, the Company launched a one-time stock option exchange program to allow certain eligible employees (excluding the Company’s named executive officers and members of its Board of Directors) to exchange certain out-of-the-money options for new options with an exercise price equal to the fair market value of the Company’s stock as of the grant date. To be eligible for the exchange, the options had to have been granted on or before January 31, 2008, had an exercise price that was greater than or equal to $20.94 per share, had a remaining term that expired after January 1, 2011 and were outstanding as of the start date of the offer and at the time the offer expired. The offering period closed on June 14, 2010. On that date, 15.1 million options were tendered and exchanged for 8.0 million new options with an exercise price of $11.39. None of the replacement options were vested on the date of grant. Replacement options will vest in six months, twelve months or two annual installments following the grant date, depending on the original vesting status and vesting terms of the eligible options, and will maintain the original term of the eligible options for which they were exchanged. The exchange program was designed so that the fair market value of the new options would not be greater than the fair market value of the options exchanged, and as a result, this stock option exchange did not result in incremental compensation expense to the Company.

The following table summarizes stock option activity for the six months ended June 30, 2010.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Term	Value

Outstanding at December 31, 2009	43,294,720	$28.77
Granted	7,151,300	10.32
Granted in stock option exchange	7,962,176	11.39
Exercised	(409,690)	11.26
Canceled	(3,209,465)	26.74
Canceled in stock option exchange	(15,106,197)	35.87

Outstanding at June 30, 2010	39,682,844	$20.01	6.6 yrs	$—

Exercisable at June 30, 2010	17,147,376	$30.40	4.8 yrs	$—

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gains on debt repurchases	$91,050	$325,294	$181,131	$389,049
Late fees and forbearance fees	36,384	32,051	77,767	68,763
Asset servicing and other transaction fees	30,007	26,391	57,899	51,446
Loan servicing fees	17,216	8,687	36,463	18,733
Foreign currency translation gains (losses), net	(19,240)	(5,692)	(18,393)	33,992
Other	9,482	12,334	20,442	29,540

Total	$164,899	$399,065	$355,309	$591,523

The change in other income over the prior periods presented was primarily the result of the gains on debt repurchases and foreign currency translation gains (losses). The Company began repurchasing its outstanding debt in the second quarter of 2008 in both open-market repurchases and public tender offers. The Company repurchased $1.4 billion and $1.1 billion face amount of its senior unsecured notes for the quarters ended June 30, 2010 and 2009, respectively. Since the second quarter of 2008, the Company has repurchased $8.0 billion face amount of its senior unsecured notes, with maturity dates ranging from 2008 to 2016. The foreign currency translation gains (losses) relate to a portion of the Company’s foreign currency denominated debt that does not receive hedge accounting treatment under ASC 815. Partially offsetting gains (losses) were amounts recognized during the periods in the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

13.	Restructuring Activities

Restructuring expenses of $18 million and $3 million were recorded in the three months ended June 30, 2010 and 2009, respectively, and $44 million and $7 million were recorded in the six months ended June 30, 2010 and 2009, respectively. The following provides further information regarding the Company’s two current restructuring programs.

•	On March 30, 2010, President Obama signed into law H.R. 4872, which included SAFRA. Effective July 1, 2010, this law eliminated the authority to provide new loans under FFELP and requires that all new federal loans to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law which will result in a significant reduction of operating costs due to the elimination of positions and facilities associated with the origination of FFELP loans. In the second quarter of 2010, expenses associated with this restructuring plan were $18 million. Restructuring expenses for the six months ended June 30, 2010 were $41 million, associated with completed and planned position eliminations, all of which were recorded in continuing operations.

In connection with the SAFRA restructuring effort, on July 1, 2010, the Company announced its corporate headquarters will be moving from Reston, VA to Newark, DE by March 31, 2011. The Company is currently finalizing this restructuring plan and expects to incur an estimated $30 million of additional restructuring costs, primarily severance costs in connection with additional job

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Restructuring Activities (Continued)

abolishments. As a result of the SAFRA restructuring effort, the Company expects to reduce its workforce by approximately 2,500 positions, or approximately 30 percent.

•	In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. This plan focused on conforming the Company’s lending activities to the economic environment, exiting certain customer relationships and product lines, winding down or otherwise disposing of its debt purchased paper businesses, and significantly reducing its operating expenses. This restructuring plan was essentially completed in the fourth quarter of 2009. Under this plan, restructuring expenses of $0 and $3 million were recognized in continuing operations in the second quarters of 2010 and 2009, respectively. Restructuring expenses from the fourth quarter of 2007 through the second quarter of 2010 totaled $132 million, of which $123 million was recorded in continuing operations and $9 million was recorded in discontinued operations. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 3,000 positions. The Company estimates approximately $5 million of additional restructuring expenses will be incurred in the future related to this restructuring plan.

The following table summarizes the restructuring expenses incurred during the three and six months ended June 30, 2010 and 2009 and cumulative restructuring expenses incurred through June 30, 2010 associated with restructuring related to the SAFRA and CCRAA restructuring plans as discussed above.

					Cumulative
	Three Months Ended		Six Months Ended		Expense(2) as of
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Severance costs	$17,660	$3,194	$42,458	$4,860	$138,758
Lease and other contract termination costs	(58)	67	1,388	742	11,795
Exit and other costs	64	72	102	1,504	13,183

Total restructuring costs from continuing operations(1)	17,666	3,333	43,948	7,106	163,736
Total restructuring costs from discontinued operations	—	1,097	—	2,097	8,621

Total	$17,666	$4,430	$43,948	$9,203	$172,357

(1)	Aggregate restructuring expenses from continuing operations incurred across the Company’s reportable segments during the three months ended June 30, 2010 and 2009 totaled $16 million and $4 million, respectively, in the Company’s Lending reportable segment, $0 and ($1) million, respectively, in the Company’s APG reportable segment, and $2 million and $0, respectively, in the Company’s Other reportable segment. Aggregate restructuring expenses from continuing operations incurred across the Company’s reportable segments during the six months ended June 30, 2010 and 2009 totaled $37 million and $6 million, respectively, in the Company’s Lending reportable segment, $2 million and $0, respectively, in the Company’s APG reportable segment, and $5 million and $1 million, respectively, in the Company’s Other reportable segment.

(2)	Cumulative expense incurred since the fourth quarter of 2007.

As of June 30, 2010 and 2009, since the fourth quarter of 2007, severance costs have been incurred in conjunction with the aggregate completed and planned position eliminations of approximately 5,500 and 2,900 positions, respectively, across all of the Company’s reportable segments, with position eliminations ranging from senior executives to clerical personnel. Lease and other contract termination costs and exit and other costs incurred during the six months ended June 30, 2010 and 2009, respectively, related primarily to

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Restructuring Activities (Continued)

terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

The following table summarizes changes in the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2008	$15,124	$2,798	$60	$17,982
Net accruals from continuing operations	11,196	890	1,681	13,767
Net accruals from discontinued operations	6,462	1,900	—	8,362
Cash paid	(23,587)	(1,807)	(1,741)	(27,135)

Balance at December 31, 2009	9,195	3,781	—	12,976
Net accruals from continuing operations	42,458	1,388	102	43,948
Net accruals from discontinued operations	—	—	—	—
Cash paid	(18,237)	(1,284)	(102)	(19,623)

Balance at June 30, 2010	$33,416	$3,885	$—	$37,301

14.	Fair Value Measurements

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

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

During the three and six months ended June 30, 2010, there were no significant transfers of financial instruments between levels.

Student Loans

The Company’s FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale; however, the fair value is disclosed in compliance with GAAP. FFELP loans classified as held-for-sale are those which the Company has the ability and intent to sell under various ED loan purchase programs. In these instances, the FFELP loans are valued using the committed sales price under the programs. For all other FFELP loans and Private Education Loans, fair values were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of the Company’s FFELP loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants.

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

Cash and Investments (Including “Restricted”)

Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. Investments classified as trading or available-for-sale are carried at fair value in the financial statements. Investments in U.S. Treasury securities consisted of T-bills that trade in active markets. The fair value was determined using observable market prices. Investments in mortgage-backed securities are valued using observable market prices. These securities are primarily collateralized by real estate properties in Utah and are guaranteed by

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

either a government sponsored enterprise or the U.S. government. Other investments (primarily municipal bonds) for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. These valuations are immaterial to the overall investment portfolio. The fair value of investments in Commercial Paper, Asset Backed Commercial Paper, or Demand Deposits that have a remaining term of less than 90 days when purchased are estimated at cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. At June 30, 2010, these investments consisted of overnight/weekly instruments with highly-rated counterparties. No additional adjustments were deemed necessary.

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

When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to the Company under derivatives with the Company, the Company fully collateralizes the exposure, minimizing the adjustment necessary to the derivative valuations for the Company’s credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for the Company’s exposure to counterparties net of adjustments for the counterparties’ exposure to the Company) decreased the valuations by $21 million at June 30, 2010.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

input from an active market. These derivatives are a level 2 fair value in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily T-Bill or Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $161 million at June 30, 2010. These derivatives are a level 3 fair value.

•	Cross-currency interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the respective currency), cross-currency basis spreads, and forward foreign currency exchange rates. The derivatives are primarily British pound sterling and euro denominated. These inputs are observable inputs from active markets. Therefore, the resulting valuation is a level 2 fair value. Amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Management makes assumptions concerning the extension features of derivatives hedging rate-reset notes denominated in a foreign currency. These inputs are not market observable; therefore, these derivatives are a level 3 fair value.

•	Floor Income Contracts — Derivatives are valued using an option pricing model. Inputs to the model include the LIBOR swap yield curve and LIBOR interest rate volatilities. The inputs are observable inputs in active markets and these derivatives are a level 2 fair value.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

The following tables summarize the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of June 30, 2010 and December 31, 2009.

	Fair Value Measurements on a Recurring
	Basis as of June 30, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments:
U.S. Treasury securities	$45	$—	$—	$45
Certificates of deposit	—	300	—	300
Asset-backed securities	—	81	—	81
Commercial paper and asset-backed commercial paper	—	—	—	—
Guaranteed investment contracts	—	24	—	24
Other	—	13	—	13

Total available-for-sale investments	45	418	—	463
Derivative instruments:(1)
Interest rate swaps	—	1,254	168	1,422
Cross currency interest rate swaps	—	338	650	988

Total derivative assets	—	1,592	818	2,410
Counterparty netting				(915)

Subtotal(3)				1,495
Cash collateral held				(1,095)

Net derivative assets				400

Total	$45	$2,010	$818	$863

Liabilities(2)
Interest rate swaps	$—	$(171)	$(330)	$(501)
Floor Income Contracts	—	(1,487)	—	(1,487)
Cross currency interest rate swaps	—	(159)	(227)	(386)
Other	(1)	—	(9)	(10)

Total derivative instruments	(1)	(1,817)	(566)	(2,384)
Counterparty netting				915

Subtotal(3)				(1,469)
Cash collateral pledged				950

Net derivative liabilities				(519)

Total	$(1)	$(1,817)	$(566)	$(519)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
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

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010
	Derivative instruments
			Cross
			Currency		Total
	Interest	Floor Income	Interest		Derivative
(Dollars in millions)	Rate Swaps	Contracts	Rate Swaps	Other	Instruments

Balance, beginning of period	$(329)	$—	$1,548	$(22)	$1,197
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	165		(1,086)	11	(910)
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances and settlements	2		(39)	2	(35)
Transfers in and/or out of Level 3	—	—	—	—	—

Balance, end of period	$(162)	$—	$423	$(9)	$252

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(3)	$161	$—	$(1,125)	$12	$(952)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

	Six Months Ended June 30, 2010
		Derivative instruments
				Cross
				Currency		Total
	Residual	Interest	Floor Income	Interest		Derivative
(Dollars in millions)	Interests	Rate Swaps	Contracts	Rate Swaps	Other	Instruments	Total

Balance, beginning of period	$1,828	$(272)	$(54)	$1,596	$(18)	$1,252	$3,080
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	104	3	(1,086)	4	(975)	(975)
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances and settlements	—	6	51	(87)	5	(25)	(25)
Removal of Residual Interests(2)	(1,828)	—	—	—	—	—	(1,828)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$—	$(162)	$—	$423	$(9)	$252	$252

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(3)	$—	$106	$—	$(1,174)	$6	$(1,062)	$(1,062)

	Three Months Ended June 30,					Six Months Ended June 30,
	2009					2009
	Residual		Derivative			Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total	Interests		Instruments	Total

Balance, beginning of period	$1,951		$437		$2,388	$2,200		$(341)	$1,859
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	36		206		242	(99)		(124)	(223)
Included in other comprehensive income	—		—		—	—		—	—
Purchases, issuances and settlements	(166)		147		(19)	(280)		187	(93)
Transfers in and/or out of Level 3	—		—		—	—		1,068	1,068

Balance, end of period	$1,821		$790		$2,611	$1,821		$790	$2,611

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(90	)(4)	$339	(3)	$249	$(351	)(4)	$66 (3)	$(285)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009

Securitization servicing and Residual Interest revenue (loss)	$—	$36	$—	$(99)
Gains (losses) on derivative and hedging activities, net	(948)	264	(1,059)	(28)
Interest expense	38	(58)	84	(96)

Total	$(910)	$242	$(975)	$(223)

(2)	Upon adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further discussion.)

(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(4)	Recorded in “securitization servicing and Residual Interest revenue (loss)” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments, as of June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$148,432	$148,493	$(61)	$119,747	$121,053	$(1,306)
Private Education Loans	32,095	35,151	(3,056)	20,278	22,753	(2,475)
Other loans (presented in “other assets” on the balance sheet)	99	310	(211)	219	420	(201)
Cash and investments	13,932	13,932	—	13,253	13,253	—

Total earning assets	194,558	197,886	(3,328)	153,497	157,479	(3,982)

Interest-bearing liabilities
Short-term borrowings	46,407	46,472	65	30,988	30,897	(91)
Long-term borrowings	141,578	152,251	10,673	123,049	130,546	7,497

Total interest-bearing liabilities	187,985	198,723	10,738	154,037	161,443	7,406

Derivative financial instruments
Floor Income/Cap contracts	(1,487)	(1,487)	—	(1,234)	(1,234)	—
Interest rate swaps	921	921	—	94	94	—
Cross currency interest rate swaps	602	602	—	2,783	2,783	—
Other	(10)	(10)	—	(20)	(20)	—
Other
Retained Interest in off-balance sheet securitized loans	—	—	—	1,828	1,828	—

Excess of net asset fair value over carrying value			$7,410			$3,424

15.	Commitments and Contingencies

On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington (Mark A. Arthur et al. v. SLM Corporation). The suit complains that Sallie Mae allegedly contacted “tens of thousands” of consumers on their cellular telephones without their prior express consent in violation of the Telephone Consumer Protection Act, § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On April 5, 2010, Plaintiffs filed a First Amended Class Action Complaint changing the defendant from SLM Corporation to Sallie Mae, Inc. The parties in this matter have reached a tentative settlement which is subject to court approval and other conditions.

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection,

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

15.	Commitments and Contingencies (Continued)

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

The Company is required to establish reserves for litigation and regulatory matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves.

Based on current knowledge, reserves have been established for certain litigation or regulatory matters where the loss is both probable and estimable. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

16.	Income Taxes

Income tax expense from continuing operations was $352 million in the six months ended June 30, 2010 compared with income tax benefit of $49 million in the year-ago period, resulting in effective tax rates of 38 percent and 35 percent, respectively. The change in the effective tax rate in the first half of 2010 compared with the year-ago period was primarily driven by the impact of state tax rate changes and state law changes recorded in both periods, and the effect of adjustments related to the IRS examination of the Company’s 2005 and 2006 U.S. federal income tax returns in the first half of 2009. Also contributing to the change in effective tax rate was the effect of significantly higher reported pre-tax income in the first half of 2010 and the resulting changes in the proportion of income subject to federal and state taxes.

Accounting for Uncertainty in Income Taxes

The unrecognized tax benefits changed from $104 million at December 31, 2009 to $92 million at June 30, 2010, and accrued interest changed from $7 million at December 31, 2009 to $8 million at June 30, 2010. Included in the $92 million are $16 million of unrecognized tax benefits that if recognized, would favorably impact the effective tax rate. These changes result primarily from incorporating into the Company’s unrecognized tax benefits analysis new information received from the IRS during the second quarter as a part of the 2007-2008 exam cycle and from adding a new issue related to a state filing position. Several other less significant amounts of unrecognized tax benefits were also added during the quarter.

17.	Segment Reporting

The Company has two primary operating segments — the Lending operating segment and the APG operating segment. The Lending and APG operating segments meet the quantitative thresholds for reportable

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

segments. Accordingly, the results of operations of the Company’s Lending and APG segments are presented below. The Company has smaller operating segments including the Guarantor Servicing, Loan Servicing, and Upromise operating segments, as well as certain other products and services provided to colleges and universities which do not meet the required quantitative thresholds. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined within the Other reportable segment.

In the first quarter of 2010, the Company changed its methodology to allocate corporate overhead to each business segment. In addition, the Company refined its methodology for allocating information technology expenses. Following these changes, all corporate overhead is allocated to a business segment. Previously, only certain overhead costs were specifically allocated and the rest remained in the Other business segment. The segment results for the three and six months ended June 30, 2009 have been updated to reflect these changes in expense allocations.

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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the six months ended June 30, 2010 and 2009. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the APG and Other segments. For the three months ended June 30, 2010 and 2009, USA Funds accounted for 23 percent and 14 percent, respectively, of the aggregate revenues generated by the Company’s APG and Other segments and 22 percent and 13 percent, respectively, for the six months ended June 30, 2010 and 2009. No other customers accounted for more than 10 percent of total revenues in those segments for the periods mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of June 30, 2010, the Company managed $183.6 billion of student loans, of

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

which $148.5 billion or 81 percent are federally insured, and has 10 million student and parent customers. The Company’s mortgage and other consumer loan portfolio totaled $308 million at June 30, 2010.

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

The following table includes asset information for the Company’s Lending business segment.

	June 30,	December 31,
	2010	2009

FFELP Stafford and Other Student Loans, net	$47,280	$42,979
FFELP Stafford Loans Held-for-Sale	20,177	9,696
FFELP Consolidation Loans, net	81,035	68,379
Private Education Loans, net	35,151	22,753
Cash and investments(1)	13,127	12,387
Retained Interest in off-balance sheet securitized loans	—	1,828
Other(2)	8,595	9,818

Total assets	$205,365	$167,840

(1)	Includes restricted cash and investments.

(2)	Other assets include other loans, accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

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

In 2008, the Company concluded that its purchased paper businesses were no longer a strategic fit. The Company sold its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009. The Company continues to wind down the domestic side of its Purchased Paper — Non-Mortgage business. The Company will continue to consider opportunities to sell this business at acceptable prices in the future; however, the criteria for this business to be classified as held-for-sale have not been met.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

There was no net loss attributable to SLM Corporation from discontinued operations for the second quarter of 2010 compared with $7 million for the second quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. The year-ago quarter included $8 million of after-tax asset impairments.

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company has not bought any additional purchased paper in excess of these obligations. The Company recognized impairments of $3 million and $13 million in the second quarters of 2010 and 2009, respectively. The impairments are the result of the impact of the economy on the ability to collect on these assets. Similar to the Purchased Paper — Mortgage/Properties business discussion above, when the Purchased Paper — Non-Mortgage business either sells all of its remaining assets (or qualifies as held-for-sale) or completely winds down its operations, its results will be shown as discontinued operations.

At June 30, 2010 and December 31, 2009, the APG business segment had total assets of $1.0 billion and $1.1 billion, respectively.

Other

The Company’s Other segment includes the aggregate activity of its smaller operating segments, primarily its Guarantor Servicing, Loan Servicing and Upromise operating segments. The Other segment also includes several smaller products and services.

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

At June 30, 2010 and December 31, 2009, the Other business segment had total assets of $1.2 billion and $1.2 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
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

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2010
				Total “Core		Total
(Dollars in millions)	Lending	APG	Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$324	$—	$—	$324	$1	$325
FFELP Consolidation Loans	418	—	—	418	133	551
Private Education Loans	575	—	—	575	—	575
Other loans	7	—	—	7	—	7
Cash and investments	3	—	4	7	—	7

Total interest income	1,327	—	4	1,331	134	1,465
Total interest expense	572	—	—	572	(3)	569

Net interest income	755	—	4	759	137	896
Less: provisions for loan losses	382	—	—	382	—	382

Net interest income after provisions for loan losses	373	—	4	377	137	514
Contingency fee revenue	—	88	—	88	—	88
Collections revenue	—	17	—	17	—	17
Guarantor servicing fees	—	—	22	22	—	22
Other income	128	—	53	181	76	257

Total other income	128	105	75	308	76	384
Direct operating expenses	167	75	53	295	10	305
Overhead expenses	27	11	3	41	—	41

Operating expenses	194	86	56	336	10	346
Restructuring expenses	16	—	2	18	—	18

Total expenses	210	86	58	354	10	364

Income from continuing operations before income tax expense	291	19	21	331	203	534
Income tax expense(1)	107	7	8	122	74	196

Net income attributable to SLM Corporation	$184	$12	$13	$209	$129	$338

Economic Floor Income (net of tax) not included in “Core Earnings”	$1	$—	$—	$1

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2010
	Net Impact of		Net Impact
	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Floor Income	Intangibles	Total

Net interest income (loss) after provisions for loan losses	$225	$(88)	$—	$137
Total other income	76	—	—	76
Total expenses	—	—	10	10

Total “Core Earnings” adjustments to GAAP	$301	$(88)	$(10)	203

Income tax expense				74

Net income attributable to SLM Corporation				$129

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

	Three Months Ended June 30, 2009
				Total “Core		Total
(Dollars in millions)	Lending	APG	Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$310	$—	$—	$310	$14	$324
FFELP Consolidation Loans	394	—	—	394	67	461
Private Education Loans	559	—	—	559	(166)	393
Other loans	18	—	—	18	—	18
Cash and investments	4	—	4	8	(1)	7

Total interest income	1,285	—	4	1,289	(86)	1,203
Total interest expense	832	—	—	832	(13)	819

Net interest income (loss)	453	—	4	457	(73)	384
Less: provisions for loan losses	402	—	—	402	(124)	278

Net interest income (loss) after provisions for loan losses	51	—	4	55	51	106
Contingency fee revenue	—	73	—	73	—	73
Collections revenue	—	24	—	24	—	24
Guarantor servicing fees	—	—	25	25	—	25
Other income (loss)	360	—	46	406	(481)	(75)

Total other income	360	97	71	528	(481)	47
Direct operating expenses	134	77	52	263	9	272
Overhead expenses	21	11	4	36	—	36

Operating expenses	155	88	56	299	9	308
Restructuring expenses	4	(1)	—	3	—	3

Total expenses	159	87	56	302	9	311

Income from continuing operations before income tax expense (benefit)	252	10	19	281	(439)	(158)
Income tax expense (benefit)	94	4	7	105	(147)	(42)

Net income from continuing operations	158	6	12	176	(292)	(116)
Loss from discontinued operations, net of taxes	—	(6)	—	(6)	(1)	(7)

Net income (loss) attributable to SLM Corporation	$158	$—	$12	$170	$(293)	$(123)

Economic Floor Income (net of tax) not included in “Core Earnings”	$89	$—	$—	$89

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2009
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(230)	$67	$90	$—	$(73)
Less: provisions for loan losses	(124)	—	—	—	(124)

Net interest income (loss) after provisions for loan losses	(106)	67	90	—	51
Total other income (loss)	81	(562)	—	—	(481)
Total expenses	—	—	—	9	9

Income (loss) from continuing operations, before income tax benefit	(25)	(495)	90	(9)	$(439)
Loss from discontinued operations, net of taxes	—	—	—	(1)	(1)

Total “Core Earnings” adjustments to GAAP	$(25)	$(495)	$90	$(10)	(440)

Income tax benefit					(147)

Net loss attributable to SLM Corporation					$(293)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

	Six Months Ended June 30, 2010
				Total “Core		Total
(Dollars in millions)	Lending	APG	Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$598	$—	$—	$598	$10	$608
FFELP Consolidation Loans	782	—	—	782	292	1,074
Private Education Loans	1,141	—	—	1,141	—	1,141
Other loans	16	—	—	16	—	16
Cash and investments	3	—	8	11	—	11

Total interest income	2,540	—	8	2,548	302	2,850
Total interest expense	1,087	—	—	1,087	13	1,100

Net interest income	1,453	—	8	1,461	289	1,750
Less: provisions for loan losses	741	—	—	741	—	741

Net interest income after provisions for loan losses	712	—	8	720	289	1,009
Contingency fee revenue	—	168	—	168	—	168
Collections revenue	—	39	—	39	—	39
Guarantor servicing fees	—	—	59	59	—	59
Other income	269	—	109	378	(5)	373

Total other income	269	207	168	644	(5)	639
Direct operating expenses	313	150	115	578	19	597
Overhead expenses	48	22	7	77	—	77

Operating expenses	361	172	122	655	19	674
Restructuring expenses	37	2	5	44	—	44

Total expenses	398	174	127	699	19	718

Income from continuing operations before income tax expense	583	33	49	665	265	930
Income tax expense(1)	214	12	18	244	108	352

Net income attributable to SLM Corporation	$369	$21	$31	$421	$157	$578

Economic Floor Income (net of tax) not included in “Core Earnings”	$4	$—	$—	$4

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2010
	Net Impact of		Net Impact
	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Floor Income	Intangibles	Total

Net interest income (loss) after provisions for loan losses	$426	$(137)	$—	$289
Total other loss	(5)	—	—	(5)
Total expenses	(1)	—	20	19

Total “Core Earnings” adjustments to GAAP	$422	$(137)	$(20)	265

Income tax expense				108

Net income attributable to SLM Corporation				$157

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

	Six Months Ended June 30, 2009
				Total “Core		Total
(Dollars in millions)	Lending	APG	Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$672	$—	$—	$672	$(5)	$667
FFELP Consolidation Loans	833	—	—	833	117	950
Private Education Loans	1,122	—	—	1,122	(342)	780
Other loans	35	—	—	35	—	35
Cash and investments	6	—	9	15	(2)	13

Total interest income	2,668	—	9	2,677	(232)	2,445
Total interest expense	1,791	—	—	1,791	55	1,846

Net interest income	877	—	9	886	(287)	599
Less: provisions for loan losses	751	—	—	751	(223)	528

Net interest income after provisions for loan losses	126	—	9	135	(64)	71
Contingency fee revenue	—	148	—	148	—	148
Collections revenue	—	67	—	67	1	68
Guarantor servicing fees	—	—	59	59	—	59
Other income (loss)	461	—	96	557	(432)	125

Total other income	461	215	155	831	(431)	400
Direct operating expenses	257	160	98	515	19	534
Overhead expenses	41	21	7	69	—	69

Operating expenses	298	181	105	584	19	603
Restructuring expenses	6	—	1	7	—	7

Total expenses	304	181	106	591	19	610

Income (loss) from continuing operations, before income tax expense (benefit)	283	34	58	375	(514)	(139)
Income tax expense (benefit)(1)	104	12	22	138	(186)	(48)

Net income (loss) from continuing operations	179	22	36	237	(328)	(91)
Loss from discontinued operations, net of tax	—	(53)	—	(53)	—	(53)

Net income (loss) attributable to SLM Corporation	$179	$(31)	$36	$184	$(328)	$(144)

Economic Floor Income (net of tax) not included in “Core Earnings”	$168	$—	$—	$168

(1)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2009
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(473)	$17	$169	$—	$(287)
Less: provisions for loan losses	(223)	—	—	—	(223)

Net interest income (loss) after provisions for loan losses	(250)	17	169	—	(64)
Collections revenue	1	—	—	—	1
Other income (loss)	26	(458)	—	—	(432)

Total other income (loss)	27	(458)	—	—	(431)
Total expenses	—	—	—	19	19

Total “Core Earnings” adjustments to GAAP	$(223)	$(441)	$169	$(19)	(514)

Income tax benefit					(186)

Net loss attributable to SLM Corporation					$(328)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2010	2009	2010	2009

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$—	$(25)	$—	$(223)
Net impact of derivative accounting(2)	301	(495)	422	(441)
Net impact of Floor Income(3)	(88)	90	(137)	169
Net impact of acquired intangibles(4)	(10)	(10)	(20)	(19)
Net tax effect(5)	(74)	147	(108)	186

Total “Core Earnings” adjustments to GAAP	$129	$(293)	$157	$(328)

(1)	Securitization: Under GAAP, prior to the adoption of topic updates to ASC 810, “Consolidation,” on January 1, 2010, certain securitization transactions in the Company’s Lending operating segment were accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, the Company presented all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “Securitization servicing and Residual Interest revenue (loss)” presented in accordance with GAAP, were excluded from “Core Earnings” and were replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. The Company also excluded transactions with the Company’s off-balance sheet trusts from “Core Earnings” as they were considered intercompany transactions on a “Core Earnings” basis. On January 1, 2010, upon the adoption of topic updates to ASC 810, which resulted in the consolidation of these off-balance sheet securitization trusts, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model.”

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company only includes such income in “Core Earnings” when it is Fixed Rate Floor Income that is economically hedged. The Company employs derivatives, primarily Floor Income Contracts, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” the Company reverses the fair value adjustments on the Floor Income Contracts economically hedging Floor Income and includes in income the amortization of net premiums received on contracts economically hedging Fixed Rate Floor Income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

18.	Discontinued Operations

In the fourth quarter of 2009, the Company sold all of the assets in its Purchased Paper — Mortgage/Properties business for $280 million, resulting in an after-tax loss of $95 million. The Purchased Paper — Mortgage/Properties business was considered a “Component” of the Company’s APG reporting unit as the business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the Company. In accordance with ASC 205, this Component is presented as discontinued operations as (1) the operations and cash flows of the Component have been eliminated from the ongoing operations of the Company as of December 31, 2009, and (2) the Company will have no continuing involvement in the operations of this Component subsequent to the sale.

The following table summarizes the discontinued assets and liabilities of Purchased Paper — Mortgage/Properties business at June 30, 2010 and December 31, 2009, respectively.

	June 30,	December 31,
	2010	2009

Assets:
Cash and cash equivalents	$159	$351
Other assets	32,667	34,072

Assets of discontinued operations	$32,826	$34,423

Liabilities:
Liabilities of discontinued operations	$9,688	$24,157

At June 30, 2010 and December 31, 2009, other assets of the Company’s discontinued operations consist of a receivable from SLM Corporation associated with the 2009 net operating loss generated by its discontinued operations, which has been utilized by SLM Corporation and its subsidiaries in its 2009 consolidated U.S. federal income tax return. At June 30, 2010 and December 31, 2009, liabilities of the Company’s discontinued operations consist primarily of estimated reserves associated with certain recourse and buy-back provisions associated with the asset sale, as well as restructuring liabilities related to severance and contract termination costs.

The following table summarizes the discontinued operations for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Operations:
Loss from discontinued operations before income taxes	$(9,983)	$(82,336)
Income tax benefit	(3,441)	(29,620)

Loss from discontinued operations, net of taxes	$(6,542)	$(52,716)

19.	Legislative Developments

On March 30, 2010, President Obama signed into law H.R. 4872, which included SAFRA. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and requires that all new federal loans are to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2010 and for the three and six months ended
June 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

19.	Legislative Developments (Continued)

reflect this change in law. This restructuring will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete.

The following summarizes the expected impact on the Company’s business as a result of SAFRA:

1.	We will no longer originate FFELP loans and therefore will no longer earn revenue on newly originated FFELP loan volume after 2010. We earned $284 million in revenue in 2009 related to selling FFELP loans to ED as part of the Purchase Program and expect to earn approximately $315 million of revenue in 2010 related to this program. We also earned $40 million in 2009 and $66 million during the six months ended June 30, 2010 in net interest income on the loans before selling them to ED. The net interest income that we earn on our FFELP loan portfolio will decline over time as the FFELP loans on the Company’s balance sheet pay down.

2.	We earn revenue collecting on delinquent and defaulted FFELP loans as well as guarantor account maintenance fees which are based on the size of the underlying guarantor portfolio. This revenue totaled $265 million in 2009 and $156 million during the six months ended June 30, 2010. Because there will no longer be any new FFELP loan originations, this collections revenue and guarantor account maintenance fee revenue will decline over time as the underlying guarantor portfolios wind down. These revenues are recorded in contingency fee revenue and guarantor servicing fees.

3.	We earn guarantor issuance fees on new FFELP guarantees. This revenue will no longer occur after July 1, 2010. This revenue totaled $64 million in 2009 and $29 million for the six months ended June 30, 2010. This revenue is recorded in guarantor servicing fees.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), broad and sweeping legislation to reform and strengthen the regulation of the financial services sector. Several components of the legislation will have an impact on the Company’s business lines, including the new Consumer Financial Protection Bureau and new requirements for derivatives and securitizations. These impacts are likely to be similar to those for other financial services companies substantially engaged in consumer lending and will largely depend on the implementing regulations. Management is currently evaluating the impact on the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2010 and 2009
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

RECENT DEVELOPMENTS

Legislative and Regulatory Developments

On March 30, 2010, President Obama signed into law H.R. 4872, which included the Student Aid and Fiscal Responsibility Act (“SAFRA”). Effective July 1, 2010, this law eliminated the authority to provide new loans under FFELP and requires that all new federal loans are to be made through the Direct Student Loan Program (“DSLP”). The new law did not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law. This restructuring will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete.

The following summarizes the expected impact on the Company’s business as a result of SAFRA:

1.	We will no longer originate FFELP loans and therefore will no longer earn revenue on newly originated FFELP loan volume after 2010. We earned $284 million in revenue in 2009 related to selling FFELP loans to the Department of Education (“ED”) as part of the Loan Purchase Commitment Program (“Purchase Program”) and expect to earn approximately $315 million of revenue in 2010 related to this program. We also earned $40 million in 2009 and $66 million during the six months ended June 30, 2010 in net interest income on the loans before selling them to ED. The net interest income that we earn on our FFELP loan portfolio will decline over time as the FFELP loans on the Company’s balance sheet pay down.

2.	We earn revenue collecting on delinquent and defaulted FFELP loans as well as guarantor account maintenance fees which are based on the size of the underlying guarantor portfolio. This revenue totaled $265 million in 2009 and $156 million during the six months ended June 30, 2010. Because there will no longer be any new FFELP loan originations, this collections revenue and guarantor account maintenance fee revenue will decline over time as the underlying guarantor portfolios wind down. These revenues are recorded in contingency fee revenue and guarantor servicing fees.

3.	We earn guarantor issuance fees on new FFELP guarantees. This revenue will no longer occur after July 1, 2010. This revenue totaled $64 million in 2009 and $29 million for the six months ended June 30, 2010. This revenue is recorded in guarantor servicing fees.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), broad and sweeping legislation to reform and strengthen the regulation of the financial services sector. Several components of the legislation will have an impact on the Company’s business lines, including the new Consumer Financial Protection Bureau and new requirements for derivatives and securitizations. These impacts are likely to be similar to those for other financial services companies substantially engaged in consumer lending and will largely depend on the implementing regulations. Management is currently evaluating the impact on the Company.

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

Under ASC 810, if an entity has a variable interest in a VIE and that entity is determined to be the primary beneficiary of the VIE then that entity will consolidate the VIE. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to the Company’s securitized assets, the Company is the servicer of the securitized assets and owns the Residual Interest of the securitization trusts. As a result, the Company is the primary beneficiary of its securitization trusts and consolidated those trusts that were previously off-balance sheet at their historical cost basis on January 1, 2010. The historical cost basis is the basis that would exist if these securitization trusts had remained on balance sheet since they settled. ASC 810 did not change the accounting of any other VIEs the Company has a variable interest in as of January 1, 2010. These new accounting rules will also apply to new transactions entered into from January 1, 2010 forward.

On January 1, 2010, upon the prospective adoption of topic updates to the FASB’s ASC 810, “Consolidation,” the Company consolidated its previously off-balance sheet securitization trusts at their historical cost basis. As a result, the Company removed the $1.8 billion of Residual Interests (associated with its previously off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet and the Company consolidated $35.0 billion of assets ($32.6 billion of which are student loans, net of a $550 million allowance for loan losses) and $34.4 billion of liabilities (primarily trust debt), which resulted in an approximate $750 million after-tax reduction of stockholders’ equity (recorded as a cumulative effect adjustment to retained earnings). After the adoption of topic updates to ASC 810, the Company’s results of operations no longer reflect securitization servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with the Company’s accounting treatment of prior on-balance securitization trusts. As of January 1, 2010, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. As a result, our Managed and on-balance sheet (GAAP) student loan portfolios are the same.

Management allocates capital on a Managed Basis. This accounting change did not affect management’s view of capital adequacy for the Company. The Company’s unsecured revolving credit facility and its asset-backed credit facilities contain two principal financial covenants related to tangible net worth and net revenue. The tangible net worth covenant requires the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.5 billion as of December 31, 2009. Upon adoption of topic updates to ASC 810 on January 1, 2010, consolidated tangible net worth as calculated for this covenant was $2.7 billion. Because the transition adjustment upon adoption of topic updates to ASC 810 is recorded through retained earnings, the net revenue covenant was not affected by the adoption of topic updates to ASC 810. The ongoing net revenue covenant will not be affected by ASC 810’s impact on the Company’s securitization trusts as the net revenue covenant treated all previously off-balance sheet trusts as on-balance sheet for purposes of calculating net revenue.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months				Six Months
	Ended		Increase		Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2010	2009	$	%	2010	2009	$	%

Net interest income	$896	$384	$512	133%	$1,750	$599	$1,151	192%
Less: provisions for loan losses	382	278	104	37	741	528	213	40

Net interest income after provisions for loan losses	514	106	408	385	1,009	71	938	1321
Securitization servicing and Residual Interest revenue (loss)	—	87	(87)	(100)	—	(8)	8	(100)
Gains (losses) on sales of loans and securities, net	(3)	—	(3)	(100)	5	—	5	100
Gains (losses) on derivative and hedging activities, net	95	(562)	657	(117)	13	(458)	471	(103)
Contingency fee revenue	88	73	15	21	168	148	20	14
Collections revenue	17	24	(7)	(29)	39	68	(29)	(43)
Guarantor servicing fees	22	25	(3)	(12)	59	59	—	—
Other income	165	400	(235)	(59)	355	591	(236)	(40)
Operating expenses	346	308	38	12	674	603	71	12
Restructuring expenses	18	3	15	500	44	7	37	529

Income (loss) from continuing operations before income tax expense (benefit)	534	(158)	692	(438)	930	(139)	1,069	(769)
Income tax expense (benefit)	196	(42)	238	(567)	352	(48)	400	(833)

Net income (loss) from continuing operations	338	(116)	454	(391)	578	(91)	669	(735)
Loss from discontinued operations, net of tax benefit	—	(7)	7	100	—	(53)	53	(100)

Net income (loss) attributable to SLM Corporation	338	(123)	461	(375)	578	(144)	722	(501)
Preferred stock dividends	19	26	(7)	(27)	37	52	(15)	(29)

Net income (loss) attributable to SLM Corporation common stock	$319	$(149)	$468	(314)%	$541	$(196)	$737	(376)%

Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$338	$(116)	$454	391%	$578	$(91)	$669	735%
Discontinued operations, net of tax	—	(7)	7	100	—	(53)	53	100

Net income (loss) attributable to SLM Corporation	$338	$(123)	$461	375%	$578	$(144)	$722	501%

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.66	$(.31)	$.97	313%	$1.12	$(.31)	$1.43	461%
Discontinued operations	—	(.01)	.01	100	—	(.11)	.11	100

Total	$.66	$(.32)	$.98	306%	$1.12	$(.42)	$1.54	367%

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$.63	$(.31)	$.94	303%	$1.08	$(.31)	$1.39	448%
Discontinued operations	—	(.01)	.01	100	—	(.11)	.11	100

Total	$.63	$(.32)	$.95	297%	$1.08	$(.42)	$1.50	357%

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	—%	$—	$—	$—	—%

Condensed Balance Sheets

			Increase
	June 30,	December 31,	(Decrease)
	2010	2009	$	%

Assets
FFELP Stafford and Other Student Loans, net	$47,280	$42,979	$4,301	10%
FFELP Stafford Loans Held-for-Sale	20,177	9,696	10,481	108
FFELP Consolidation Loans, net	81,035	68,379	12,656	19
Private Education Loans, net	35,151	22,753	12,398	54
Cash and investments	7,680	8,084	(404)	(5)
Restricted cash and investments	6,253	5,169	1,084	21
Retained Interest in off-balance sheet securitized loans	—	1,828	(1,828)	(100)
Goodwill and acquired intangible assets, net	1,158	1,177	(19)	(2)
Other assets	8,585	9,920	(1,335)	(13)

Total assets	$207,319	$169,985	$37,334	22%

Liabilities and Stockholders’ Equity
Short-term borrowings	$46,472	$30,897	$15,575	50%
Long-term borrowings	152,251	130,546	21,705	17
Other liabilities	3,509	3,263	246	8

Total liabilities	202,232	164,706	37,526	23

SLM Corporation stockholders’ equity before treasury stock	6,957	7,140	(183)	(3)
Common stock held in treasury	1,870	1,861	9	—

Total equity	5,087	5,279	(192)	(4)

Total liabilities and equity	$207,319	$169,985	$37,334	22%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

For the three months ended June 30, 2010 and June 30, 2009, net income attributable to SLM Corporation was $338 million or $.63 diluted earnings per common share and a net loss of $123 million or $.32 diluted loss per common share, respectively. For the three months ended June 30, 2010 and June 30, 2009, net income attributable to SLM Corporation from continuing operations was $338 million or $.63 diluted earnings from continuing operations per common share and a net loss from continuing operations of $116 million, or $.31 diluted loss per share from continuing operations per common share, respectively. For the three months ended June 30, 2010, there was no net income or loss from discontinued operations, compared with a net loss from discontinued operations of $7 million, or $.01 diluted loss per common share from discontinued operations for the three months ended June 30, 2009.

For the three months ended June 30, 2010, the Company’s pre-tax income from continuing operations was $534 million compared with a pre-tax loss of $159 million in the year-ago quarter. The increase in pre-tax income of $693 million was primarily due to a $657 million increase in net gains on derivative and hedging activities, a $408 million increase in net interest income after provisions for loan losses offset by a $234 million decrease in gains on debt repurchases and a decrease in securitization servicing and Residual Interest revenue of $87 million.

Net gains (losses) on derivative and hedging activities increased from a $562 million net loss in the second quarter of 2009 to a $95 million net gain in the second quarter of 2010. The change in net gains (losses) on derivative and hedging activities was primarily the result of increases in mark-to-market derivative valuations on derivatives that do not qualify for hedge accounting treatment.

Net interest income after provisions for loan losses increased by $408 million in the second quarter of 2010 from the year-ago quarter. This increase was due to a $512 million increase in net interest income offset by a $104 million increase in provisions for loan losses. The increase in net interest income and provisions for loan losses was partially due to the adoption of topic updates to ASC 810 which resulted in the consolidation of $35.0 billion of assets and $34.4 billion of liabilities in certain securitizations trusts as of January 1, 2010. As discussed above, for securitization trusts that were consolidated on January 1, 2010, the Company’s results of operations no longer reflect securitization servicing and residual interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties. The consolidation of these securitization trusts as of January 1, 2010 resulted in $255 million of additional net interest income and $79 million of additional provisions for loan losses in the second quarter of 2010. Excluding the results of the trusts consolidated as of January 1, 2010, net interest income would have increased $257 million from the second quarter of 2009 and provisions for loan losses would have increased $25 million from the second quarter of 2009. The increase in net interest margin, excluding the impact of the ASC 810 securitization trust consolidations, was primarily the result of an increase in the student loan spread and a decrease in the 2008 Asset-Backed Financing Facilities fees (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The majority of the provisions for loan losses relates to the Private Education Loan loss provision (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”).

As discussed above, as a result of adopting topic updates to ASC 810, there was no securitization servicing and Residual Interest revenue in the second quarter of 2010, compared with $87 million revenue in the second quarter of 2009.

In the second quarter of 2010, contingency fee revenue, collections revenue and guarantor servicing fees totaled $127 million, a $5 million increase from $122 million in the year-ago quarter.

Restructuring expenses of $18 million and $3 million were recognized in the second quarters of 2010 and 2009, respectively. The following provides further information regarding the Company’s two current restructuring programs.

•	On March 30, 2010, President Obama signed into law H.R. 4872, which included SAFRA. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and requires that all new federal loans to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law which will result in a significant reduction of operating costs due to the elimination of positions and facilities associated with the origination of FFELP loans. In the second and first quarters of 2010, expenses associated with this restructuring plan were $18 million and $23 million, respectively. Restructuring expenses for the six months ended June 30, 2010 were $41 million, all of which was recorded in continuing operations.

In connection with the SAFRA restructuring effort, on July 1, 2010, the Company announced its corporate headquarters will be moving from Reston, VA to Newark, DE by March 31, 2011. The Company is currently finalizing this restructuring plan and expects to incur an estimated $30 million of additional restructuring costs, primarily severance costs in connection with additional job abolishments. The majority of these restructuring expenses incurred through June 30, 2010 and expected to be incurred in future periods are severance costs related to the planned elimination of approximately 2,500 positions, or approximately 30 percent of the workforce.

•	In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. This plan focused on conforming our lending activities to the economic environment, exiting certain customer relationships and product lines, winding down or otherwise disposing of our debt purchased paper businesses, and significantly reducing our operating expenses. This restructuring plan was essentially completed in the fourth quarter of 2009. Under this plan, restructuring expenses of $0 and $3 million were recognized in continuing operations in the second and first quarters of 2010, respectively. Restructuring expenses from the fourth quarter of 2007 through the second quarter of 2010 totaled $132 million, of which $123 million was recorded in continuing operations and $9 million was recorded in discontinued operations. The majority of these restructuring expenses were severance costs related to the completed and planned elimination of approximately 3,000 positions, or approximately 25 percent of the workforce. We estimate approximately $5 million of additional restructuring expenses will be incurred in the future related to this restructuring plan.

For the three months ended June 30, 2010 and June 30, 2009, operating expenses, excluding restructuring-related asset impairments of $6 million and $0, respectively, were $341 million compared with $308 million, respectively. The $33 million increase from the year-ago quarter was primarily due to legal contingencies, higher costs related to the ED Servicing Contract (see “OTHER BUSINESS SEGMENT”), higher collection costs from a greater number of loans in repayment and delinquent status, and higher marketing and technology enhancement costs related to Private Education Loans. The amortization and impairment of acquired intangibles for continuing operations was $10 million in the second quarters of 2010 and 2009.

Income tax expense from continuing operations was $196 million in the second quarter of 2010 compared with income tax benefit of $43 million in the second quarter of 2009, resulting in effective tax rates of 37 percent and 27 percent, respectively. The change in the effective tax rate in the second quarter of 2010 compared with the year-ago period was primarily driven by the effect of adjustments related to the IRS examination of the Company’s 2005 and 2006 U.S. federal income tax returns in the second quarter of 2009. Also contributing to the movement was the impact of significantly higher reported pre-tax income in the second quarter of 2010 and the resulting changes in the proportion of income subject to federal and state taxes.

There was no net income or loss attributable to the Company from discontinued operations in the current quarter compared with a net loss from discontinued operations of $7 million for the second quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. After-tax impairment of the assets of $5 million in the second quarter of 2009 was the primary reason for the net loss attributable to SLM Corporation from discontinued operations in the year-ago quarter.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

For the six months ended June 30, 2010 and June 30, 2009, net income attributable to SLM Corporation was $578 million or $1.08 diluted earnings per common share and a net loss of $144 million, or $.42 diluted loss per common share, respectively. For the six months ended June 30, 2010, net income attributable to SLM Corporation from continuing operations was $578 million or $1.08 diluted earnings from continuing operations per common share compared with a net loss from continuing operations of $91 million, or $.31 diluted loss per share from continuing operations per common share for the six months ended June 30, 2009. For the six months ended June 30, 2010, there was no net income or loss from discontinued operations, compared with a net loss from discontinued operations of $53 million, or $.11 diluted loss from discontinued operations per common share for the six months ended June 30, 2009.

For the six months ended June 30, 2010, the Company’s pre-tax income from continuing operations was $930 million compared with a pre-tax loss of $140 million in the prior-year period. The increase in pre-tax income of $1.1 billion was primarily due to a $939 million increase in net interest income after provisions for loan losses and a $471 million increase in net gains on derivative and hedging activities, from a $458 million net loss for the six months ended June 30, 2009 to a $13 million net gain in the six months ended June 30, 2010. The change in derivative and hedging activities was primarily the result of the increase in mark-to-market derivative valuations on derivatives that do not qualify for hedge accounting treatment under GAAP. This was partially offset by a $208 million decrease in gains on debt repurchases.

Net interest income after provisions for loan losses increased by $939 million in the six months ended June 30, 2010 from the year-ago period. This increase was due to a $1.2 billion increase in net interest income offset by a $213 million increase in provisions for loan losses. The increase in net interest income and provisions for loan losses was partially due to the adoption of topic updates to ASC 810 which resulted in the consolidation of $35.0 billion of assets and $34.4 billion of liabilities in certain securitizations trusts as of January 1, 2010 as discussed above. The consolidation of these securitization trusts as of January 1, 2010 resulted in $506 million of additional net interest income and $176 million of additional provisions for loan losses in the first half of 2010. Excluding the results of the trusts consolidated as of January 1, 2010, net interest income would have increased $646 million from the first half of 2009 and provisions for loan losses would have increased $37 million from the first half of 2009. The increase in net interest income, excluding the impact of the ASC 810 securitization trust consolidations, was primarily the result of an increase in the student loan spread and a decrease in the 2008 Asset-Backed Financing Facilities fees (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The majority of the provisions for loan losses relates to the Private Education Loan loss provision (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”).

As discussed above, as a result of adopting topic updates to ASC 810, there was no securitization servicing or Residual Interest revenue in the six months ended June 30, 2010, compared with an $8 million loss in the year-ago period.

In the six months ended June 30, 2010, contingency fee revenue, collections revenue and guarantor servicing fees totaled $267 million, an $8 million decrease from $275 million in the year-ago period.

Restructuring expenses of $44 million and $7 million were recognized in the six months ended June 30, 2010 and 2009, respectively, as previously discussed.

For the six months ended June 30, 2010 and June 30, 2009, operating expenses, excluding restructuring-related asset impairments of $10 million and $0, respectively, were $664 million compared with $603 million, respectively. The $61 million increase from the year-ago period was primarily due to legal contingencies, higher costs related to the ED Servicing Contract (see “OTHER BUSINESS SEGMENT”), higher collection costs from a higher number of loans in repayment and delinquent status, and higher marketing and technology enhancement costs related to Private Education Loans. The amortization and impairment of acquired intangibles for continuing operations totaled $20 million and $19 million in the six months ended June 30, 2010 and 2009, respectively.

Income tax expense from continuing operations was $352 million in the six months ended June 30, 2010 compared with income tax benefit of $49 million in the year-ago period, resulting in effective tax rates of 38 percent and 35 percent, respectively. The change in the effective tax rate in the first half of 2010 compared with the year-ago period was primarily driven by the impact of state tax rate changes and state law changes recorded in both periods, and the effect of adjustments related to the IRS examination of the Company’s 2005 and 2006 U.S. federal income tax returns in the first half of 2009. Also contributing to the change in effective tax rate was the effect of significantly higher reported pre-tax income in the first half of 2010 and the resulting changes in the proportion of income subject to federal and state taxes.

There was no net income or loss attributable to the Company from discontinued operations in the six months ended June 30, 2010 compared with a net loss from discontinued operations of $53 million for the year-ago period. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. After-tax impairment of the assets of $51 million in the six months ended June 30, 2009 was the primary reason for the net loss attributable to SLM Corporation from discontinued operations in the year-ago period.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gains on debt repurchases	$91	$325	$181	$389
Late fees and forbearance fees	36	32	78	69
Asset servicing and other transaction fees	30	26	58	51
Loan servicing fees	17	9	36	19
Foreign currency translation gains (losses)	(19)	(6)	(18)	34
Other	10	14	20	29

Total	$165	$400	$355	$591

The change in other income over the year-ago periods presented was primarily the result of the gains on debt repurchases and foreign currency translation gains (losses). The Company began repurchasing its outstanding debt in the second quarter of 2008 in both open-market repurchases and public tender offers. The Company repurchased $1.4 billion and $1.1 billion face amount of its senior unsecured notes for the quarters ended June 30, 2010 and 2009, respectively. Since the second quarter of 2008, the Company has repurchased $8.0 billion face amount of its senior unsecured notes, with maturity dates ranging from 2008 to 2016. The foreign currency translation gains (losses) relate to a portion of the Company’s foreign currency denominated debt that does not receive hedge accounting treatment under ASC 815. Partially offsetting gains (losses) were recognized during the periods in the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

BUSINESS SEGMENTS

The results of operations of the Company’s Lending and Asset Performance Group (“APG”) operating segments are presented below. These defined business segments operate in distinct business environments and are considered reportable segments under ASC 280, “Segment Reporting,” based on quantitative thresholds applied to the Company’s financial statements. In addition, we provide other complementary products and services, including guarantor and student loan servicing, through smaller operating segments that do not meet such thresholds and are aggregated in the Other reportable segment for financial reporting purposes.

The “LENDING BUSINESS SEGMENT” section includes all discussion of income and related expenses associated with the net interest margin, the student loan spread and its components, the provisions for loan losses, and other fees earned on our Managed portfolio of student loans. The “APG BUSINESS SEGMENT” section reflects the fees earned and expenses incurred in providing accounts receivable management and collection services. Our “OTHER BUSINESS SEGMENT” section includes our remaining fee businesses and other corporate expenses that do not pertain directly to the primary operating segments identified above.

In the first quarter of 2010, the Company changed its methodology to allocate corporate overhead to each business segment. In addition, the Company refined its methodology for allocating information technology expenses. Following these changes, all corporate overhead is allocated to a business segment. Previously, only certain overhead costs were specifically allocated and the rest remained in the Other business segment. All prior periods presented have been updated to reflect these changes in expense allocations.

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

	Three Months Ended
	June 30, 2010
	Lending	APG	Other

Interest income:
FFELP Stafford and Other Student Loans	$324	$—	$—
FFELP Consolidation Loans	418	—	—
Private Education Loans	575	—	—
Other loans	7	—	—
Cash and investments	3	—	4

Total interest income	1,327	—	4
Total interest expense	572	—	—

Net interest income	755	—	4
Less: provisions for loan losses	382	—	—

Net interest income after provisions for loan losses	373	—	4
Contingency fee revenue	—	88	—
Collections revenue	—	17	—
Guarantor serving fees	—	—	22
Other income	128	—	53

Total other income	128	105	75
Expenses:
Direct operating expenses	167	75	53
Overhead expenses	27	11	3

Operating expenses	194	86	56
Restructuring expenses	16	—	2

Total expenses	210	86	58

Income from continuing operations, before income tax expense	291	19	21
Income tax expense(1)	107	7	8

“Core Earnings” net income attributable to SLM Corporation	$184	$12	$13

Economic Floor Income (net of tax) not included in “Core Earnings”	$1	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended
	June 30, 2009
	Lending	APG	Other

Interest income:
FFELP Stafford and Other Student Loans	$310	$—	$—
FFELP Consolidation Loans	394	—	—
Private Education Loans	559	—	—
Other loans	18	—	—
Cash and investments	4	—	4

Total interest income	1,285	—	4
Total interest expense	832	—	—

Net interest income	453	—	4
Less: provisions for loan losses	402	—	—

Net interest income after provisions for loan losses	51	—	4
Contingency fee revenue	—	73	—
Collections revenue	—	24	—
Guarantor serving fees	—	—	25
Other income	360	—	46

Total other income	360	97	71
Expenses:
Direct operating expenses	134	77	52
Overhead expenses	21	11	4

Operating expenses	155	88	56
Restructuring expenses	4	(1)	—

Total expenses	159	87	56

Income from continuing operations, before income tax expense	252	10	19
Income tax expense(1)	94	4	7

Net income from continuing operations	158	6	12
Loss from discontinued operations, net of tax	—	(6)	—

“Core Earnings” net income attributable to SLM Corporation	$158	$—	$12

Economic Floor Income (net of tax) not included in “Core Earnings”	$89	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$158	$6	$12
Discontinued operations, net of tax	—	(6)	—

“Core Earnings” net income attributable to SLM Corporation	$158	$—	$12

	Six Months Ended
	June 30, 2010
	Lending	APG	Other

Interest income:
FFELP Stafford and Other Student Loans	$598	$—	$—
FFELP Consolidation Loans	782	—	—
Private Education Loans	1,141	—	—
Other loans	16	—	—
Cash and investments	3	—	8

Total interest income	2,540	—	8
Total interest expense	1,087	—	—

Net interest income	1,453	—	8
Less: provisions for loan losses	741	—	—

Net interest income after provisions for loan losses	712	—	8
Contingency fee revenue	—	168	—
Collections revenue	—	39	—
Guarantor serving fees	—	—	59
Other income	269	—	109

Total other income	269	207	168
Expenses:
Direct operating expenses	313	150	115
Overhead expenses	48	22	7

Operating expenses	361	172	122

Restructuring expenses	37	2	5

Total expenses	398	174	127

Income from continuing operations, before income tax expense	583	33	49
Income tax expense(1)	214	12	18

“Core Earnings” net income attributable to SLM Corporation	$369	$21	$31

Economic Floor Income (net of tax) not included in “Core Earnings”	$4	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended
	June 30, 2009
	Lending	APG	Other

Interest income:
FFELP Stafford and Other Student Loans	$672	$—	$—
FFELP Consolidation Loans	833	—	—
Private Education Loans	1,122	—	—
Other loans	35	—	—
Cash and investments	6	—	9

Total interest income	2,668	—	9
Total interest expense	1,791	—	—

Net interest income	877	—	9
Less: provisions for loan losses	751	—	—

Net interest income after provisions for loan losses	126	—	9
Contingency fee revenue	—	148	—
Collections revenue	—	67	—
Guarantor serving fees	—	—	59
Other income	461	—	96

Total other income	461	215	155
Direct operating expenses	257	160	98
Overhead expenses	41	21	7

Operating expenses	298	181	105
Restructuring expenses	6	—	1

Total expenses	304	181	106

Income from continuing operations, before income tax expense	283	34	58
Income tax expense(1)	104	12	22

Net income from continuing operations	179	22	36
Loss from discontinued operations, net of tax	—	(53)	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$179	$(31)	$36

Economic Floor Income (net of tax) not included in “Core Earnings”	$168	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$179	$22	$36
Discontinued operations, net of tax	—	(53)	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$179	$(31)	$36

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

	Three Months Ended June 30,
	2010			2009
	Lending	APG	Other	Lending	APG	Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$—	$—	$—	$(25)	$—	$—
Net impact of derivative accounting	301	—	—	(495)	—	—
Net impact of Floor Income	(88)	—	—	90	—	—
Net impact of acquired intangibles	(2)	(5)	(3)	(3)	(2)	(5)

Total “Core Earnings” adjustments to GAAP	$211	$(5)	$(3)	$(433)	$(2)	$(5)

	Six Months Ended June 30,
	2010			2009
	Lending	APG	Other	Lending	APG	Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$—	$—	$—	$(224)	$—	$—
Net impact of derivative accounting	422	—	—	(441)	—	—
Net impact of Floor Income	(137)	—	—	169	—	—
Net impact of acquired intangibles	(4)	(6)	(10)	(6)	(3)	(10)

Total “Core Earnings” adjustments to GAAP	$281	$(6)	$(10)	$(502)	$(3)	$(10)

1) Securitization Accounting:  Under GAAP, prior to the adoption of topic updates to ASC 810, “Consolidation,” on January 1, 2010, certain securitization transactions in our Lending operating segment were accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, we presented all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “securitization servicing and Residual Interest revenue (loss)” presented in accordance with GAAP, were excluded from “Core Earnings” and were replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. We also excluded transactions with our off-balance sheet trusts from “Core Earnings” as they were considered intercompany transactions on a “Core Earnings” basis. On January 1, 2010, upon the adoption of topic updates to ASC 810, which resulted in the consolidation of these previously off-balance sheet securitization trusts, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting (see “RECENT DEVELOPMENTS — Recently Adopted Accounting Standards — VIE Consolidation Model”).

The following table summarizes “Core Earnings” securitization adjustments for the Lending operating segment for the three and six months ended June 30, 2009.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses	$(236)	$(438)
Provisions for loan losses	124	222

Net interest income on securitized loans, after provisions for loan losses	(112)	(216)
Securitization servicing and Residual Interest revenue (loss)	87	(8)

Total “Core Earnings” securitization adjustments(1)	$(25)	$(224)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

2) Derivative Accounting:  “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the mark-to-market derivative valuations on derivatives that do not qualify for hedge accounting treatment under GAAP. These unrealized gains and losses occur in our Lending operating segment. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

The accounting for derivative instruments requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts and certain basis swaps, do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. Under GAAP, these gains and losses described in “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate and foreign currency exchange rate volatility, and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment.

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. The upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio, earning Floor Income but that offsetting change in value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Prior to ASC 815, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. To qualify for hedge accounting when using basis swaps, the change in the cash flows of the hedge must effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets. Additionally, some of our FFELP loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps written on the FFELP loans do not meet the criteria for hedge accounting treatment. As a result, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting on net income for the three and six months ended June 30, 2010 and 2009, when compared with the accounting principles employed in all years prior to the derivatives accounting implementation.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$95	$(562)	$13	$(458)
Plus: Realized losses on derivative and hedging activities, net(1)	226	78	431	2

Unrealized gains (losses) on derivative and hedging activities, net	321	(484)	444	(456)
Other pre-derivatives accounting adjustments	(20)	(11)	(22)	15

Total net impact of derivatives accounting(2)	$301	$(495)	$422	$(441)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

The accounting for derivative instruments requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under ASC 815 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(222)	$(171)	$(433)	$(311)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	(5)	95	2	324
Foreign exchange derivatives gains (losses) reclassified to other income	1	(1)	1	(14)
Net realized losses on terminated derivative contracts reclassified to other income	—	(1)	(1)	(1)

Total reclassifications of realized losses on derivative and hedging activities	(226)	(78)	(431)	(2)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	321	(484)	444	(456)

Gains (losses) on derivative and hedging activities, net	$95	$(562)	$13	$(458)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Floor Income Contracts	$(42)	$236	$(23)	$402
Basis swaps	263	(217)	326	(532)
Foreign currency hedges	99	(361)	107	(279)
Other	1	(142)	34	(47)

Total unrealized gains (losses) on derivative and hedging activities, net	$321	$(484)	$444	$(456)

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$2	$120	$7	$227
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(90)	(30)	(144)	(58)

Total “Core Earnings” Floor Income adjustments(1)(2)	$(88)	$90	$(137)	$169

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

(2)	The following table summarizes the amount of Economic Floor Income earned during the three and six months ended June 30, 2010 and 2009 that is not included in “Core Earnings” net income:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Floor Income earned on Managed loans, net of payments on Floor Income Contracts, not included in “Core Earnings”	$2	$120	$7	$227
Amortization of net premiums on Variable Rate Floor Income Contracts not included in “Core Earnings”	—	21	—	40
Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	90	30	144	58

Total Economic Floor Income earned	92	171	151	325
Less: Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	(90)	(30)	(144)	(58)

Total Economic Floor Income earned, not included in “Core Earnings”	$2	$141	$7	$267

4) Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

“Core Earnings” goodwill and acquired intangibles adjustments:
Goodwill and intangible impairment and the amortization of acquired intangibles from continuing operations(1)	$(10)	$(10)	$(20)	$(19)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans and Private Education Loans that are not federally guaranteed. See “RECENT DEVELOPMENTS — Legislative and Regulatory Developments” for a discussion of the elimination of new FFELP loan originations effective July 1,

2010. In the past, a Private Education Loan was usually made in conjunction with a FFELP Stafford Loan. While FFELP Loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP Loans, they currently share many of the same characteristics such as the same marketing channel, sales force, and origination and servicing platforms.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months		Increase	Six Months		Increase
	Ended		(Decrease)	Ended		(Decrease)
	June 30,		2010 vs.	June 30,		2010 vs.
	2010	2009	2009	2010	2009	2009

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$324	$310	5%	$598	$672	(11)%
FFELP Consolidation Loans	418	394	6	782	833	(6)
Private Education Loans	575	559	3	1,141	1,122	2
Other loans	7	18	(61)	16	35	(54)
Cash and investments	3	4	(25)	3	6	(50)

Total “Core Earnings” interest income	1,327	1,285	3	2,540	2,668	(5)
Total “Core Earnings” interest expense	572	832	(31)	1,087	1,791	(39)

Net “Core Earnings” interest income	755	453	67	1,453	877	66
Less: provisions for loan losses	382	402	(5)	741	751	(1)

Net “Core Earnings” interest income after provisions for loan losses	373	51	631	712	126	465
Other income	128	360	(64)	269	461	(42)
Direct operating expenses	167	134	25	313	257	22
Overhead expenses	27	21	29	48	41	17

Operating expenses	194	155	25	361	298	21
Restructuring expenses	16	4	300	37	6	517

Total expenses	210	159	32	398	304	31

Income from continuing operations, before income tax expense	291	252	15	583	283	106
Income tax expense	107	94	14	214	104	106

“Core Earnings” net income attributable to SLM Corporation	$184	$158	16%	$369	$179	106%

Economic Floor Income (net of tax) not included in “Core Earnings”	$1	$3	(67)%	$4	$168	(98)%

Net Interest Income

Changes to net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

On a Managed Basis, the Company had $82.0 billion and $113.9 billion as of June 30, 2010 and 2009, respectively, of FFELP Loans indexed to three-month commercial paper rate (“CP”) funded with debt indexed to three-month LIBOR. As a result of the turmoil in the capital markets, the historically tight spread between CP and three-month LIBOR began to widen dramatically in the fourth quarter of 2008. The spread has subsequently reverted to more normal levels beginning in the third quarter of 2009 and, while more volatile than in the past, has been relatively stable since then.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and six months ended June 30, 2010 and 2009. This table reflects the net interest margin for the entire Company for our on-balance sheet assets. It is included in the Lending business segment discussion because this segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$66,488	1.96%	$60,120	2.16%	$64,339	1.91%	$57,913	2.32%
FFELP Consolidation Loans	81,613	2.71	70,456	2.62	82,147	2.64	70,881	2.70
Private Education Loans	36,470	6.33	23,012	6.85	36,574	6.29	22,842	6.89
Other loans	322	9.05	630	11.76	356	9.20	669	10.51
Cash and investments	13,152	.19	10,383	.27	12,964	.17	8,904	.29

Total interest-earning assets	198,045	2.97%	164,601	2.93%	196,380	2.93%	161,209	3.06%

Non-interest-earning assets	6,503		8,898		6,619		9,181

Total assets	$204,548		$173,499		$202,999		$170,390

Average Liabilities and Equity
Short-term borrowings	$42,813	.78%	$44,550	1.99%	$40,906	.82%	$44,198	2.48%
Long-term borrowings	153,303	1.27	120,073	2.00	153,783	1.23	117,167	2.24

Total interest-bearing liabilities	196,116	1.16%	164,623	2.00%	194,689	1.14%	161,365	2.31%

Non-interest-bearing liabilities	3,485		3,799		3,449		3,894
Equity	4,947		5,077		4,861		5,131

Total liabilities and equity	$204,548		$173,499		$202,999		$170,390

Net interest margin		1.81%		.94%		1.80%		.75%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Three Months Ended June 30, 2010 vs. 2009
Interest income	$262	$(68)	$330
Interest expense	(250)	(407)	157

Net interest income	$512	$339	$173

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Six Months Ended June 30, 2010 vs. 2009
Interest income	$405	$(278)	$683
Interest expense	(746)	(1,112)	366

Net interest income	$1,151	$834	$317

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of our on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Student loan spread(1)(2)	2.04%	1.32%	2.03%	1.14%
Other asset spread(1)(3)	(1.25)	(2.08)	(1.40)	(2.12)

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	1.81	1.10	1.80	.95
Less: 2008 Asset-Backed Financing Facilities fees	—	(.16)	—	(.20)

Net interest margin	1.81%	.94%	1.80%	.75%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).

(2)	Composition of student loan spread:

Student loan yield, before Floor Income	3.32%	3.21%	3.28%	3.38%
Gross Floor Income	.49	.56	.48	.53
Consolidation Loan Rebate Fees	(.46)	(.47)	(.47)	(.49)
Repayment Borrower Benefits	(.09)	(.09)	(.08)	(.09)
Premium and discount amortization	(.10)	(.14)	(.10)	(.14)

Student loan net yield	3.16	3.07	3.11	3.19
Student loan cost of funds	(1.12)	(1.75)	(1.08)	(2.05)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	2.04%	1.32%	2.03%	1.14%

(3)	Comprised of investments, cash and other loans.

Student Loan Spread — On-Balance Sheet

The student loan spread is affected by changes in its various components, as reflected in footnote (2) to the “Net Interest Margin — On-Balance Sheet” table above. Gross Floor Income is affected by interest rates and the percentage of the FFELP portfolio earning Floor Income. Floor Income Contracts used to economically hedge Gross Floor Income do not qualify as ASC 815 hedges and, as a result, the net settlements on such contracts are not recorded in net interest margin but rather in the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally affected by the terms of the Repayment Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally affected by the prices previously paid for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also affected by prepayment behavior of the underlying loans.

The student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2010 increased 72 basis points from the year-ago quarter. The student loan spread was positively affected by a 42 basis point tightening of the CP/3-month LIBOR spread, a lower cost of funds related to the ED Conduit and Participation Funding Programs and 2010 ABCP facility, a lower cost of funds due to the impact of ASC 815 (discussed below) and the consolidation of student loan securitization trusts with $35.0 billion of assets and $34.4 billion of liabilities as of January 1, 2010, upon the adoption of topic updates to ASC 810 (see “RECENT DEVELOPMENTS — Recently Adopted Accounting Standards — VIE Consolidation Model” for a further discussion). The student loans that were consolidated had a higher student loan spread compared to the on-balance sheet portfolio prior to consolidation as a higher percentage of these consolidated loans were Private Education Loans which have a higher spread compared to FFELP loans. Offsetting these improvements to the student loan spread were higher credit spreads on the Company’s unsecured and ABS debt issued in 2009 and 2010 due to the current credit environment.

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

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less to manage counterparty credit risk and maintain available cash balances. The other asset spread for the second quarter of 2010 increased 83 basis points from the year-ago quarter. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below.

Net Interest Margin — On-Balance Sheet

The net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2010 increased 71 basis points from the year-ago quarter. These changes primarily relate to the previously discussed changes in the on-balance sheet student loan and other asset spreads. The student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the current quarter and the prior and year-ago quarters.

See “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes — Asset-Backed Financing Facilities” in the Company’s 2009 Form 10-K filed with the SEC on February 26, 2010 for a discussion of the 2008 Asset-Backed Financing Facilities fees and related extensions.

“Core Earnings” Net Interest Margin

The following table analyzes the earnings from our portfolio of Managed interest-earning assets on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between “ ‘Core Earnings’ and GAAP”). The “ ‘Core Earnings’ Net Interest Margin” presentation and certain components used in the calculation differ from the “Net Interest Margin — On-Balance Sheet” presentation. The “Core Earnings” presentation, when compared to our on-balance sheet presentation, is different in that it:

•	Includes the net interest margin related to our off-balance sheet student loan securitization trusts for the periods prior to the adoption of topic updates to ASC 810. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Repayment Borrower Benefits yield adjustments;

•	Includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as hedges are recorded as part of the “gain (loss) on derivative and

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

•	Excludes unhedged Floor Income and hedged Variable Rate Floor Income earned on the Managed student loan portfolio; and

•	Includes, in student loan income, the amortization of upfront payments on Fixed Rate Floor Income Contracts that we believe are economically hedging the Floor Income.

The following table reflects the “Core Earnings” net interest margin, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

“Core Earnings” basis student loan spread(1):
FFELP loan spread	1.04%	.39%	.97%	.38%
Private Education Loan spread(2)	4.61	4.50	4.59	4.58

Total “Core Earnings” basis student loan spread(3)	1.75	1.17	1.69	1.19
“Core Earnings” basis other asset spread(1)(4)	(1.31)	(.91)	(1.13)	(1.01)

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.54	1.04	1.50	1.06
Less: 2008 Asset-Backed Financing Facilities fees	—	(.13)	—	(.16)

“Core Earnings” net interest margin	1.54%	.91%	1.50%	.90%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).
(2)	“Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provision for loan losses	.77%	.47%	.87%	.88%
(3)	Composition of “Core Earnings” basis student loan spread:
	“Core Earnings” basis student loan yield	3.52%	3.36%	3.42%	3.54%
	Consolidation Loan Rebate Fees	(.46)	(.47)	(.47)	(.48)
	Repayment Borrower Benefits	(.09)	(.09)	(.08)	(.09)
	Premium and discount amortization	(.10)	(.12)	(.10)	(.13)

	“Core Earnings” basis student loan net yield	2.87	2.68	2.77	2.84
	“Core Earnings” basis student loan cost of funds	(1.12)	(1.51)	(1.08)	(1.65)

	“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.75%	1.17%	1.69%	1.19%

(4)	Comprised of investments, cash and other loans
(5)	The average balances of our Managed interest-earning assets for the respective periods are:
	FFELP loans	$148,101	$152,482	$146,486	$150,960
	Private Education Loans	36,470	36,008	36,574	35,913

	Total student loans	184,571	188,490	183,060	186,873
	Other interest-earning assets	13,474	12,336	13,320	10,987

	Total Managed interest-earning assets	$198,045	$200,826	$196,380	$197,860

“Core Earnings” Basis Student Loan Spread

The “Core Earnings” basis student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2010 increased 58 basis points from the year-ago quarter. The “Core Earnings” basis student loan spread was positively affected by a 42 basis point tightening of the average CP/3-month LIBOR spread between the quarters, a lower cost of funds related to the ED Conduit and Participation Funding Programs and 2010 ABCP facility, and an increase in the floor hedge income. Offsetting these improvements to the student loan spread were higher credit spreads on the Company’s unsecured and ABS debt issued in 2009 and 2010 due to the current credit environment.

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less to manage counterparty credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for the second quarter of 2010 decreased 40 basis points from the year-ago quarter. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. Changes in this spread are also a result of the increase in our cost of funds as previously discussed.

“Core Earnings” Net Interest Margin

The “Core Earnings” net interest margin, before the 2008 Asset-Backed Financing Facilities fees, for the second quarter of 2010 increased 50 basis points from the year-ago quarter. These changes primarily relate to the previously discussed changes in the “Core Earnings” basis student loan and other asset spreads. The Managed student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the current quarter and the prior and year-ago quarters.

See “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes — Asset-Backed Financing Facilities” in the Company’s 2009 Form 10-K filed with the SEC on February 26, 2010 for a discussion of the 2008 Asset-Backed Financing Facilities fees and related extensions.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Managed Student Loan Balances, net

	June 30, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet/Managed portfolio:
In-school	$19,002	$—	$19,002	$4,643	$23,645
Grace and repayment	47,422	79,509	126,931	32,567	159,498

Total, gross	66,424	79,509	145,933	37,210	183,143
Unamortized premium/(discount)	1,155	1,593	2,748	(905)	1,843
Receivable for partially charged-off loans	—	—	—	888	888
Allowance for losses	(122)	(67)	(189)	(2,042)	(2,231)

Total on-balance sheet/Managed portfolio	$67,457	$81,035	$148,492	$35,151	$183,643

% of on-balance sheet/Managed FFELP	45%	55%	100%
% of total	37%	44%	81%	19%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

	December 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$15,250	$—	$15,250	$6,058	$21,308
Grace and repayment	36,543	67,235	103,778	18,198	121,976

Total on-balance sheet, gross	51,793	67,235	119,028	24,256	143,284
On-balance sheet unamortized premium/(discount)	986	1,201	2,187	(559)	1,628
On-balance sheet receivable for partially charged-off loans	—	—	—	499	499
On-balance sheet allowance for losses	(104)	(57)	(161)	(1,443)	(1,604)

Total on-balance sheet, net	52,675	68,379	121,054	22,753	143,807

Off-balance sheet:
In-school	232	—	232	773	1,005
Grace and repayment	5,143	14,369	19,512	12,213	31,725

Total off-balance sheet, gross	5,375	14,369	19,744	12,986	32,730
Off-balance sheet unamortized premium/(discount)	139	438	577	(349)	228
Off-balance sheet receivable for partially charged-off loans	—	—	—	229	229
Off-balance sheet allowance for losses	(15)	(10)	(25)	(524)	(549)

Total off-balance sheet, net	5,499	14,797	20,296	12,342	32,638

Total Managed	$58,174	$83,176	$141,350	$35,095	$176,445

% of on-balance sheet FFELP	44%	56%	100%
% of Managed FFELP	41%	59%	100%
% of total	33%	47%	80%	20%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

Student Loan Average Balances (net of unamortized premium/discount)

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

	Three Months Ended June 30, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

Total on-balance sheet/Managed	$66,488	$81,613	$148,101	$36,470	$184,571
% of on-balance sheet/Managed FFELP	45%	55%	100%
% of total	36%	44%	80%	20%	100%

	Three Months Ended June 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$60,120	$70,456	$130,576	$23,012	$153,588
Off-balance sheet	6,661	15,245	21,906	12,996	34,902

Total Managed	$66,781	$85,701	$152,482	$36,008	$188,490

% of on-balance sheet FFELP	46%	54%	100%
% of Managed FFELP	44%	56%	100%
% of total	35%	46%	81%	19%	100%

	Six Months Ended June 30, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

Total on-balance sheet/Managed	$64,339	$82,147	$146,486	$36,574	$183,060
% of on-balance sheet/Managed FFELP	44%	56%	100%
% of total	35%	45%	80%	20%	100%

	Six Months Ended June 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$57,913	$70,881	$128,794	$22,842	$151,636
Off-balance sheet	6,828	15,338	22,166	13,071	35,237

Total Managed	$64,741	$86,219	$150,960	$35,913	$186,873

% of on-balance sheet FFELP	45%	55%	100%
% of Managed FFELP	43%	57%	100%
% of total	35%	46%	81%	19%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL loans.

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after June 30, 2010 and 2009, based on interest rates as of those dates.

	June 30, 2010			June 30, 2009
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$126.1	$19.0	$145.1	$113.5	$15.7	$129.2
Off-balance sheet student loans	—	—	—	14.7	6.0	20.7

Managed student loans eligible to earn Floor Income	126.1	19.0	145.1	128.2	21.7	149.9
Less:
Post-March 31, 2006 disbursed loans required to rebate Floor Income	(74.9)	(1.2)	(76.1)	(74.0)	(1.3)	(75.3)
Economically hedged Floor Income Contracts	(39.2)	—	(39.2)	(30.0)	—	(30.0)

Net Managed student loans eligible to earn Floor Income	$12.0	$17.8	$29.8	$24.2	$20.4	$44.6

Net Managed student loans earning Floor Income	$3.2	$2.7	$5.9	$16.7	$1.6	$18.3

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period from July 1, 2010 to September 30, 2013. The hedges related to these loans do not qualify under ASC 815 accounting as effective hedges.

	July 1, 2010 to
(Dollars in billions)	December 31, 2010	2011	2012	2013

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$39	$29	$21	$6

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

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends as of June 30, 2010 and 2009. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	June 30,		June 30,
	2010		2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,051		$10,355
Loans in forbearance(2)	1,437		945
Loans in repayment and percentage of each status:
Loans current	22,669	88.2%	10,294	84.8%
Loans delinquent 31-60 days(3)	948	3.7	504	4.2
Loans delinquent 61-90 days(3)	604	2.3	335	2.7
Loans delinquent greater than 90 days(3)	1,501	5.8	1,013	8.3

Total Private Education Loans in repayment	25,722	100.0%	12,146	100.0%

Total Private Education Loans, gross	37,210		23,446
Private Education Loan unamortized discount	(905)		(537)

Total Private Education Loans	36,305		22,909
Private Education Loan receivable for partially charged-off loans	888		338
Private Education Loan allowance for losses	(2,042)		(1,396)

Private Education Loans, net	$35,151		$21,851

Percentage of Private Education Loans in repayment		69.1%		51.8%

Delinquencies as a percentage of Private Education Loans in repayment		11.9%		15.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.3%		7.2%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet
	Private Education Loan Delinquencies
	June 30, 2009(4)
	Balance	%

Loans in-school/grace/deferment(1)	$2,974
Loans in forbearance(2)	583
Loans in repayment and percentage of each status:
Loans current	8,874	90.4%
Loans delinquent 31-60 days(3)	261	2.7
Loans delinquent 61-90 days(3)	174	1.8
Loans delinquent greater than 90 days(3)	505	5.1

Total Private Education Loans in repayment	9,814	100.0%

Total Private Education Loans, gross	13,371
Private Education Loan unamortized discount	(355)

Total Private Education Loans	13,016
Private Education Loan receivable for partially charged-off loans	149
Private Education Loan allowance for losses	(544)

Private Education Loans, net	$12,621

Percentage of Private Education Loans in repayment		73.4%

Delinquencies as a percentage of Private Education Loans in repayment		9.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.6%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	On January 1, 2010, upon the adoption of topic updates to ASC 810, all off-balance sheet loans moved on-balance sheet.

	Managed Basis Private Education
	Loan Delinquencies
	June 30,		June 30,
	2010		2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,051		$13,329
Loans in forbearance(2)	1,437		1,528
Loans in repayment and percentage of each status:
Loans current	22,669	88.2%	19,168	87.3%
Loans delinquent 31-60 days(3)	948	3.7	765	3.5
Loans delinquent 61-90 days(3)	604	2.3	509	2.3
Loans delinquent greater than 90 days(3)	1,501	5.8	1,518	6.9

Total Private Education Loans in repayment	25,722	100.0%	21,960	100.0%

Total Private Education Loans, gross	37,210		36,817
Private Education Loan unamortized discount	(905)		(892)

Total Private Education Loans	36,305		35,925
Private Education Loan receivable for partially charged-off loans	888		487
Private Education Loan allowance for losses	(2,042)		(1,940)

Private Education Loans, net	$35,151		$34,472

Percentage of Private Education Loans in repayment		69.1%		59.7%

Delinquencies as a percentage of Private Education Loans in repayment		11.9%		12.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.3%		6.5%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the three and six months ended June 30, 2010 and 2009.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010	2009

Allowance at beginning of period	$2,019	$1,384	$—	$539	$2,019	$1,923
Provision for Private Education
Loan losses	349	242	—	120	349	362
Charge-offs	(336)	(239)	—	(116)	(336)	(355)
Reclassification of interest reserve	10	9	—	1	10	10

Allowance at end of period	$2,042	$1,396	$—	$544	$2,042	$1,940

Charge-offs as a percentage of average loans in repayment (annualized)	5.3%	8.2%	—%	4.8%	5.3%	6.7%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	5.1%	7.6%	—%	4.6%	5.1%	6.3%
Allowance as a percentage of the ending total loan balance	5.4%	5.9%	—%	4.0%	5.4%	5.2%
Allowance as a percentage of ending loans in repayment	7.9%	11.5%	—%	5.5%	7.9%	8.8%
Average coverage of charge-offs (annualized)	1.5	1.5	—	1.2	1.5	1.4
Ending total loans(1)	$38,098	$23,784	$—	$13,520	$38,098	$37,304
Average loans in repayment	$25,179	$11,700	$—	$9,630	$25,179	$21,330
Ending loans in repayment	$25,722	$12,146	$—	$9,814	$25,722	$21,960

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010	2009

Allowance at beginning of period	$1,443	$1,308	$524	$505	$1,967	$1,813
Provision for Private Education
Loan losses	674	445	—	214	674	659
Charge-offs	(620)	(378)	—	(179)	(620)	(557)
Reclassification of interest reserve	21	21	—	4	21	25
Consolidation of off-balance sheet trusts(1)	524	—	(524)	—	—	—

Allowance at end of period	$2,042	$1,396	$—	$544	$2,042	$1,940

Charge-offs as a percentage of average loans in repayment (annualized)	5.0%	6.7%	—%	3.8%	5.0%	5.4%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.8%	6.2%	—%	3.6%	4.8%	5.0%
Allowance as a percentage of the ending total loan balance	5.4%	5.9%	—%	4.0%	5.4%	5.2%
Allowance as a percentage of ending loans in repayment	7.9%	11.5%	—%	5.5%	7.9%	8.8%
Average coverage of charge-offs (annualized)	1.6	1.8	—	1.5	1.6	1.7
Ending total loans(2)	$38,098	$23,784	$—	$13,520	$38,098	$37,304
Average loans in repayment	$24,914	$11,405	$—	$9,522	$24,914	$20,927
Ending loans in repayment	$25,722	$12,146	$—	$9,814	$25,722	$21,960

(1)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of their previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at June 30, 2010 and 2009.

	June 30, 2010			June 30, 2009
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$33,541	$4,557	$38,098	$32,326	$4,978	$37,304
Ending loans in repayment	22,898	2,824	25,722	18,980	2,980	21,960
Private Education Loan allowance for losses	1,168	874	2,042	967	973	1,940
Charge-offs as a percentage of average loans in repayment(2)	3.7%	18.7%	5.3%	3.9%	24.0%	6.7%
Allowance as a percentage of total ending loan balance	3.5%	19.2%	5.4%	3.0%	19.6%	5.2%
Allowance as a percentage of ending loans in repayment	5.1%	31.0%	7.9%	5.1%	32.7%	8.8%
Average coverage of charge-offs(2)	1.4	1.7	1.5	1.4	1.4	1.4
Delinquencies as a percentage of Private Education Loans in repayment	9.7%	29.6%	11.9%	9.5%	33.5%	12.7%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.6%	16.1%	5.8%	4.8%	20.6%	6.9%
Loans in forbearance as a percentage of loans in repayment and forbearance	5.1%	7.2%	5.3%	6.1%	8.9%	6.5%
Percentage of Private Education Loans with a cosigner	62%	28%	58%	60%	27%	55%
Average FICO at origination	725	623	714	724	622	711

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Annualized for the three months ended June 30, 2010 and 2009.

Managed provision expense was $349 million in the second quarter of 2010, $325 million in the first quarter of 2010 and $362 million in the second quarter of 2009. As a result of the economy, provision expense has remained elevated since the fourth quarter of 2008. The Private Education Loan portfolio experienced a significant increase in delinquencies through the first quarter of 2009 (as of March 31, 2009, delinquencies as a percentage of loans in repayment were 13.4 percent), and have now declined to 11.9 percent at June 30, 2010. As of June 30, 2010, the Managed Private Education Loan allowance coverage of annualized current-quarter charge-offs ratio was 1.5 compared with 1.7 as of March 31, 2010 and 1.4 as of June 30, 2009. The allowance for loan losses as a percentage of ending Private Education Loans in repayment decreased to approximately 7.9 percent at June 30, 2010 versus 8.2 percent at March 31, 2010. Managed Private Education Loan delinquencies as a percentage of loans in repayment decreased from 12.7 percent to 11.9 percent from June 30, 2009 to June 30, 2010. Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 6.5 percent as of June 30, 2009 to 5.3 percent at June 30, 2010. The Company analyzed changes in the key ratios disclosed in the tables above when determining the appropriate Private Education Loan allowance for loan losses.

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

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month-end has decreased since 2008. In addition, the monthly average amount of loans granted forbearance as a percentage of loans in repayment and forbearance declined to 4.5 percent in the second quarter of 2010 compared with the year-ago quarter of 5.1 percent. As of June 30, 2010, 1.5 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current during June 2010.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 69 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 16 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses.

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance for the	entering repayment	loans never entering
	first time	(all loans)	forbearance

In-school/grace/deferment	8.8%	8.1%	3.2%
Current	51.0	57.5	64.0
Delinquent 31-60 days	3.1	2.0	.4
Delinquent 61-90 days	1.9	1.1	.2
Delinquent greater than 90 days	4.6	2.6	.3
Forbearance	5.2	3.8	—
Defaulted	15.9	8.4	4.9
Paid	9.5	16.5	27.0

Total	100.0%	100.0%	100.0%

The tables below show the composition and status of the Managed Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At June 30, 2010, loans in forbearance status as a percentage of loans in repayment and forbearance were 7.1 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 2.0 percent for loans that have been in active repayment status for more than 48 months. Approximately 83 percent of our Managed Private Education Loans in forbearance status have been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due			Not Yet in
June 30, 2010	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$10,051	$10,051
Loans in forbearance	1,198	167	72	—	1,437
Loans in repayment — current	13,303	5,948	3,418	—	22,669
Loans in repayment — delinquent 31-60 days	719	156	73	—	948
Loans in repayment — delinquent 61-90 days	485	83	36	—	604
Loans in repayment — delinquent greater than 90 days	1,221	194	86	—	1,501

Total	$16,926	$6,548	$3,685	$10,051	37,210

Unamortized discount					(905)
Receivable for partially charged-off loans					888
Allowance for loan losses					(2,042)

Total Managed Private Education Loans, net					$35,151

Loans in forbearance as a percentage of loans in repayment and forbearance	7.1%	2.6%	2.0%	—%	5.3%

	Monthly Scheduled Payments Due			Not Yet in
June 30, 2009	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$13,329	$13,329
Loans in forbearance	1,349	125	54	—	1,528
Loans in repayment — current	12,238	4,403	2,527	—	19,168
Loans in repayment — delinquent 31-60 days	612	103	50	—	765
Loans in repayment — delinquent 61-90 days	420	60	29	—	509
Loans in repayment — delinquent greater than 90 days	1,304	147	67	—	1,518

Total	$15,923	$4,838	$2,727	$13,329	36,817

Unamortized discount					(892)
Receivable for partially charged-off loans					487
Allowance for loan losses					(1,940)

Total Managed Private Education Loans, net					$34,472

Loans in forbearance as a percentage of loans in repayment and forbearance	8.5%	2.6%	2.0%	—%	6.5%

The table below stratifies the portfolio of Managed Private Education Loans in forbearance status as of the dates indicated by the cumulative number of months the borrower has used forbearance. As detailed in the table below, only 3 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	June 30, 2010		March 31, 2010		June 30, 2009
	Forbearance	% of	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total	Balance	Total

Up to 12 months	$1,014	71%	$958	72%	$1,031	68%
13 to 24 months	372	26	340	25	403	26
More than 24 months	51	3	40	3	94	6

Total	$1,437	100%	$1,338	100%	$1,528	100%

The Company offers payment modification programs to assist borrowers in repaying their Private Education Loans through reduced payments, in situations where the potential for principal recovery, through a modification of the monthly payment amount, is better than other alternatives currently available. The rate reduction program is designed to assist financially stressed borrowers to repay their loan by making reduced payments while continuing to reduce their outstanding principal balance. Along with the ability and willingness to pay, the borrower must make three consecutive monthly payments at the reduced rate to qualify for the program. Once the borrower has made the initial three payments, the loan status is returned to current and the interest rate is reduced for the successive twelve month period. As of June 30, 2010 and December 31, 2009, approximately $306 million and $181 million face amount, respectively, had qualified for the rate reduction program and are currently receiving a reduction in their interest rate.

FFELP Loan Losses

FFELP Delinquencies and Forbearance

On January 1, 2010, upon the adoption of topic updates to ASC 810, there are no differences between the Company’s GAAP and Managed Basis presentation (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model”).

The tables below present our FFELP loan delinquency trends as of June 30, 2010 and 2009. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	June 30, 2010		June 30, 2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$43,397		$46,644
Loans in forbearance(2)	19,557		13,428
Loans in repayment and percentage of each status:
Loans current	68,657	82.7%	58,746	83.9%
Loans delinquent 31-60 days(3)	4,837	5.8	3,996	5.7
Loans delinquent 61-90 days(3)	2,540	3.1	1,959	2.8
Loans delinquent greater than 90 days(3)	6,945	8.4	5,311	7.6

Total FFELP loans in repayment	82,979	100.0%	70,012	100.0%

Total FFELP loans, gross	145,933		130,084
FFELP loan unamortized premium	2,748		2,375

Total FFELP loans	148,681		132,459
FFELP loan allowance for losses	(189)		(153)

FFELP loans, net	$148,492		$132,306

Percentage of FFELP loans in repayment		56.9%		53.8%

Delinquencies as a percentage of FFELP loans in repayment		17.3%		16.1%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		19.1%		16.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP Loan Delinquencies(4)
	June 30, 2009
	Balance	%

Loans in-school/grace/deferment(1)	$3,799
Loans in forbearance(2)	2,834
Loans in repayment and percentage of each status:
Loans current	11,840	83.7%
Loans delinquent 31-60 days(3)	778	5.5
Loans delinquent 61-90 days(3)	396	2.8
Loans delinquent greater than 90 days(3)	1,135	8.0

Total FFELP loans in repayment	14,149	100.0%

Total FFELP loans, gross	20,782
FFELP loan unamortized premium	586

Total FFELP loans	21,368
FFELP loan allowance for losses	(28)

FFELP loans, net	$21,340

Percentage of FFELP loans in repayment		68.1%

Delinquencies as a percentage of FFELP loans in repayment		16.3%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.7%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	On January 1, 2010, upon the adoption of topic updates to ASC 810, all off-balance sheet loans moved on-balance sheet.

	Managed Basis FFELP
	Loan Delinquencies
	June 30, 2010		June 30, 2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$43,397		$50,443
Loans in forbearance(2)	19,557		16,262
Loans in repayment and percentage of each status:
Loans current	68,657	82.7%	70,586	83.9%
Loans delinquent 31-60 days(3)	4,837	5.8	4,774	5.7
Loans delinquent 61-90 days(3)	2,540	3.1	2,355	2.8
Loans delinquent greater than 90 days(3)	6,945	8.4	6,446	7.6

Total FFELP loans in repayment	82,979	100.0%	84,161	100.0%

Total FFELP loans, gross	145,933		150,866
FFELP loan unamortized premium	2,748		2,961

Total FFELP loans	148,681		153,827
FFELP loan allowance for losses	(189)		(181)

FFELP loans, net	$148,492		$153,646

Percentage of FFELP loans in repayment		56.9%		55.8%

Delinquencies as a percentage of FFELP loans in repayment		17.3%		16.1%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		19.1%		16.2%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The provision for FFELP loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses in the portfolio of FFELP loans.

The following table summarizes changes in the allowance for FFELP loan losses for the three and six months ended June 30, 2010 and 2009.

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010	2009

Allowance at beginning of period	$186	$153	$—	$28	$186	$181
Provision for FFELP loan losses	29	25	—	4	29	29
Charge-offs	(24)	(25)	—	(4)	(24)	(29)
Student loan sales and securitization activity	(2)	—	—	—	(2)	—

Allowance at end of period	$189	$153	$—	$28	$189	$181

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of the ending total loans, gross	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	—%	.2%	.2%	.2%
Average coverage of charge-offs (annualized)	1.9	1.5	—	1.7	1.9	1.6
Ending total loans, gross	$145,933	$130,084	$—	$20,782	$145,933	$150,866
Average loans in repayment	$82,449	$68,658	$—	$14,441	$82,449	$83,099
Ending loans in repayment	$82,979	$70,012	$—	$14,149	$82,979	$84,161

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010	2009

Allowance at beginning of period	$161	$138	$25	$27	$186	$165
Provision for FFELP loan losses	52	60	—	9	52	69
Charge-offs	(46)	(44)	—	(8)	(46)	(52)
Student loan sales and securitization activity	(3)	(1)	—	—	(3)	(1)
Consolidation of off-balance sheet trusts(1)	25	—	(25)	—	—	—

Allowance at end of period	$189	$153	$—	$28	$189	$181

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of the ending total loans, gross	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	—%	.2%	.2%	.2%
Average coverage of charge-offs (annualized)	2.1	1.7	—	1.6	2.1	1.7
Ending total loans, gross	$145,933	$130,084	$—	$20,782	$145,933	$150,866
Average loans in repayment	$82,443	$68,950	$—	$14,670	$82,443	$83,620
Ending loans in repayment	$82,979	$70,012	$—	$14,149	$82,979	$84,161

(1)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of their previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

Total Provisions for Loan Losses

The following tables summarize the total provisions for loan losses on both an on-balance sheet basis and a Managed Basis for the three and six months ended June 30, 2010 and 2009.

Total on-balance sheet loan provisions

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Private Education Loans	$349	$242	$674	$445
FFELP Loans	29	25	52	60
Mortgage and consumer loans	4	11	15	23

Total on-balance sheet provisions for loan losses	$382	$278	$741	$528

Total Managed Basis loan provisions

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Private Education Loans	$349	$362	$674	$659
FFELP Loans	29	29	52	69
Mortgage and consumer loans	4	11	15	23

Total Managed Basis provisions for loan losses	$382	$402	$741	$751

Provision expense for Private Education Loans was previously discussed above (see “Private Education Loan Losses — Allowance for Private Education Loan Losses”).

Total Loan Charge-offs

The following tables summarize the total loan charge-offs on both an on-balance sheet basis and a Managed Basis for the three months ended June 30, 2010 and 2009.

Total on-balance sheet loan charge-offs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Private Education Loans	$336	$239	$620	$378
FFELP Loans	24	25	46	44
Mortgage and consumer loans	7	8	15	13

Total on-balance sheet loan net charge-offs	$367	$272	$681	$435

Total Managed loan charge-offs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Private Education Loans	$336	$355	$620	$557
FFELP Loans	24	29	46	52
Mortgage and consumer loans	7	8	15	13

Total Managed loan charge-offs	$367	$392	$681	$622

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

The following tables summarize the activity in the receivable for partially charged-off loans (see “Allowance for Private Education Loan Losses” above for a further discussion) for the three and six months ended June 30, 2010 and 2009.

	Activity in Receivable for Partially Charged-Off Loans
	On-balance sheet		Off-balance sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010	2009

Receivable at beginning of period	$797	$265	$—	$109	$797	$374
Expected future recoveries of current period defaults(1)	115	82	—	44	115	126
Recoveries	(24)	(9)	—	(5)	(24)	(14)

Receivable at end of period	$888	$338	$—	$148	$888	$486

(1)	Net of any current period recoveries that were less than expected.

	Activity in Receivable for Partially Charged-Off Loans
	On-balance sheet		Off-balance sheet		Managed Basis
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010	2009

Receivable at beginning of period	$499	$222	$229	$91	$728	$313
Expected future recoveries of current period defaults(1)	209	135	—	64	209	199
Recoveries	(49)	(19)	—	(7)	(49)	(26)
Consolidation of off-balance sheet trusts(2)	229	—	(229)	—	—	—

Receivable at end of period	$888	$338	$—	$148	$888	$486

(1)	Net of any current period recoveries that were less than expected.

(2)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of their previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

Private Education Loan Repayment Options

Certain loan programs allow borrowers to select from a variety of repayment options depending on their loan type and their enrollment/loan status which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments.

	Loan Program
	Signature and		Career
(Dollars in millions)	Other	Smart Option	Training	Total

$ in Repayment	$21,907	$1,487	$2,328	$25,722
$ in Total	33,281	1,512	2,417	37,210

Payment method by enrollment status:
In-school/Grace	Deferred(1)	Interest-only	Interest-only or fixed $10/month

Repayment	Level principal and interest or graduated(2)	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are made and interest charges are capitalized into the loan balance.

(2)	The graduated repayment program includes an interest-only payment option. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of June 30, 2010 and December 2009, borrowers in repayment owing approximately $7.5 billion and $7.0 billion, respectively, were enrolled in the interest-only program.

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30, 2010
	FFELP	Private	Total

Internal lending brands and Lender Partners	$3,335	$272	$3,607
Other commitment clients	85	—	85
Spot purchases	1,484	—	1,484
Consolidations and clean-up calls of off-balance sheet securitized loans	—	—	—
Capitalized interest, premiums and discounts	716	345	1,061

Total On-Balance Sheet/Managed student loan acquisitions	$5,620	$617	$6,237

	Three Months Ended
	June 30, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$4,102	$494	$4,596
Other commitment clients	123	—	123
Spot purchases	871	—	871
Consolidations and clean-up calls of off-balance sheet securitized loans	426	1	427
Capitalized interest, premiums and discounts	641	239	880

Total on-balance sheet student loan acquisitions	6,163	734	6,897
Consolidations and clean-up calls of off-balance sheet securitized loans	(426)	(1)	(427)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	86	127	213

Total Managed student loan acquisitions	$5,823	$860	$6,683

	Six Months Ended
	June 30, 2010
	FFELP	Private	Total

Internal lending brands and Lender Partners	$11,278	$1,111	$12,389
Other commitment clients	148	—	148
Spot purchases	1,593	—	1,593
Capitalized interest, premiums and discounts	1,395	628	2,023

Total On-Balance Sheet/Managed student loan acquisitions	$14,414	$1,739	$16,153

	Six Months Ended
	June 30, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$11,207	$1,894	$13,101
Other commitment clients	203	—	203
Spot purchases	985	—	985
Consolidations and clean-up calls of off-balance sheet securitized loans	1,954	667	2,621
Capitalized interest, premiums and discounts	1,206	433	1,639

Total on-balance sheet student loan acquisitions	15,555	2,994	18,549
Consolidations and clean-up calls of off-balance sheet securitized loans	(1,954)	(667)	(2,621)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	175	244	419

Total Managed student loan acquisitions	$13,776	$2,571	$16,347

Total On-Balance Sheet Assets — Lending Business Segment

The following table includes on-balance sheet asset information for our Lending business segment.

	June 30,	December 31,
	2010	2009

FFELP Stafford and Other Student Loans, net	$47,280	$42,979
FFELP Stafford Loans Held-for-Sale	20,177	9,696
FFELP Consolidation Loans, net	81,035	68,379
Private Education Loans, net	35,151	22,753
Investments(1)	13,127	12,387
Retained Interest in off-balance sheet securitized loans	—	1,828
Other(2)	8,595	9,818

Total assets	$205,365	$167,840

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include other loans, accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Loan Originations

Total Private Education Loan originations declined 43 percent from the year-ago quarter to $219 million in the quarter ended June 30, 2010. This decline was primarily a result of an increase in federal student loan limits, an overall increase in the use of federal student loans as well as an increase in federal grants.

At June 30, 2010, the Company was committed to purchase $624 million of loans originated by our Lender Partners ($257 million of FFELP loans and $367 million of Private Education Loans). Approximately $118 million of these FFELP loans were originated prior to CCRAA, and approximately $94 million of these FFELP loans are eligible for ED’s Purchase and Participation Programs (see “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”).

The following tables summarize our loan originations by type of loan and source.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Loan Originations — Internal lending brands
Stafford	$2,551	$3,008	$8,396	$7,932
PLUS	107	162	741	759
GradPLUS	171	160	569	436

Total FFELP	2,829	3,330	9,706	9,127
Private Education Loans	213	372	1,036	1,728

Total	$3,042	$3,702	$10,742	$10,855

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Loan Originations — Lender Partners
Stafford	$265	$351	$1,032	$1,126
PLUS	8	16	54	66
GradPLUS	8	9	32	26

Total FFELP	281	376	1,118	1,218
Private Education Loans	6	15	22	174

Total	$287	$391	$1,140	$1,392

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Loan Originations — Total
Stafford	$2,816	$3,359	$9,428	$9,058
PLUS	115	178	795	825
GradPLUS	179	169	601	462

Total FFELP	3,110	3,706	10,824	10,345
Private Education Loans	219	387	1,058	1,902

Total	$3,329	$4,093	$11,882	$12,247

Student Loan Activity

On January 1, 2010, upon the adoption of topic updates of ASC 810, we consolidated our previously off-balance sheet securitization trusts at their historical cost basis (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Variable Interest Entity (“VIE”) Consolidation Model”). As a result, effective January 1, 2010, our on-balance sheet (GAAP) and Managed student loan portfolios are the same.

The following tables summarize the activity in our FFELP and Private Education Loan portfolios and highlight the effects of Consolidation Loan activity on our FFELP portfolio.

	On-Balance Sheet/Managed Portfolio
	Three Months Ended June 30, 2010
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$64,346	$82,178	$146,524	$35,362	$181,886
Consolidations to third parties	(480)	(207)	(687)	(10)	(697)
Acquisitions	5,271	349	5,620	617	6,237

Net acquisitions	4,791	142	4,933	607	5,540

Sales	(90)	—	(90)	—	(90)
Repayments/claims/other	(1,590)	(1,285)	(2,875)	(818)	(3,693)

Ending balance(2)	$67,457	$81,035	$148,492	$35,151	$183,643

	On-Balance Sheet
	Three Months Ended June 30, 2009
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$57,844	$70,885	$128,729	$21,645	$150,374
Consolidations to third parties	(163)	(73)	(236)	1	(235)
Acquisitions	5,456	281	5,737	733	6,470

Net acquisitions	5,293	208	5,501	734	6,235

Securitization-related(3)	425	—	425	—	425
Repayments/claims/resales/other	(1,358)	(991)	(2,349)	(528)	(2,877)

Ending balance	$62,204	$70,102	$132,306	$21,851	$154,157

	Off-Balance Sheet
	Three Months Ended June 30, 2009
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$6,846	$15,343	$22,189	$12,772	$34,961
Consolidations to third parties	(72)	(17)	(89)	(5)	(94)
Acquisitions	36	50	86	127	213

Net acquisitions	(36)	33	(3)	122	119

Securitization-related(3)	(425)	—	(425)	—	(425)
Repayments/claims/resales/other	(215)	(206)	(421)	(273)	(694)

Ending balance	$6,170	$15,170	$21,340	$12,621	$33,961

	Managed Portfolio
	Three Months Ended June 30, 2009
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$64,690	$86,228	$150,918	$34,417	$185,335
Consolidations to third parties	(235)	(90)	(325)	(4)	(329)
Acquisitions	5,492	331	5,823	860	6,683

Net acquisitions	5,257	241	5,498	856	6,354

Securitization-related(3)	—	—	—	—	—
Repayments/claims/resales/other	(1,573)	(1,197)	(2,770)	(801)	(3,571)

Ending balance(2)	$68,374	$85,272	$153,646	$34,472	$188,118

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	As of June 30, 2010 and 2009, the ending balance includes $26.6 billion and $23.9 billion, respectively, of FFELP Stafford and other Loans and $2.5 billion and $2.6 billion, respectively, of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are affected by CCRAA legislation.

(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

	On-Balance Sheet
	Six Months Ended June 30, 2010
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,675	$68,379	$121,054	$22,753	$143,807
Consolidations to third parties	(947)	(374)	(1,321)	(22)	(1,343)
Acquisitions	13,730	684	14,414	1,739	16,153

Net acquisitions	12,783	310	13,093	1,717	14,810

Securitization-related(2)	5,500	14,797	20,297	12,341	32,638
Sales	(166)	—	(166)	—	(166)
Repayments/claims/other	(3,335)	(2,451)	(5,786)	(1,660)	(7,446)

Ending balance(3)	$67,457	$81,035	$148,492	$35,151	$183,643

Off-Balance Sheet
Six Months Ended June 30, 2010
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$5,500	$14,797	$20,297	$12,341	$32,638
Consolidations to third parties	—	—	—	—	—
Acquisitions	—	—	—	—	—

Net acquisitions	—	—	—	—	—

Securitization-related(2)	(5,500)	(14,797)	(20,297)	(12,341)	(32,638)
Sales	—	—	—	—	—
Repayments/claims/other	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—

	On-Balance Sheet/Managed Portfolio
	Six Months Ended June 30, 2010
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$58,175	$83,176	$141,351	$35,094	$176,445
Consolidations to third parties	(947)	(374)	(1,321)	(22)	(1,343)
Acquisitions	13,730	684	14,414	1,739	16,153

Net acquisitions	12,783	310	13,093	1,717	14,810

Securitization-related(2)	—	—	—	—	—
Sales	(166)	—	(166)	—	(166)
Repayments/claims/other	(3,335)	(2,451)	(5,786)	(1,660)	(7,446)

Ending balance(3)	$67,457	$81,035	$148,492	$35,151	$183,643

(1)	FFELP category is primarily Stafford Loans but also includes federally guaranteed PLUS and HEAL loans.

(2)	Represents loans within securitization trusts that we are required to consolidate under GAAP upon the adoption of topic updates to ASC 810 on January 1, 2010 which resulted in consolidating all previously off-balance sheet securitization trusts (see “RECENT DEVELOPMENTS — Recently Adopted Accounting Standards — VIE Consolidation Model” for further details).

(3)	As of June 30, 2010, the ending balance includes $26.6 billion of FFELP Stafford and other Loans and $2.5 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are affected by CCRAA legislation.

	On-Balance Sheet
	Six Months Ended June 30, 2009
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,476	$71,744	$124,220	$20,582	$144,802
Consolidations to third parties	(406)	(194)	(600)	(3)	(603)
Acquisitions	13,046	555	13,601	2,327	15,928

Net acquisitions	12,640	361	13,001	2,324	15,325

Securitization-related(2)	425	—	425	—	425
Repayments/claims/resales/other	(3,337)	(2,003)	(5,340)	(1,055)	(6,395)

Ending balance(3)	$62,204	$70,102	$132,306	$21,851	$154,157

	Off-Balance Sheet
	Six Months Ended June 30, 2009
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$7,143	$15,531	$22,674	$12,917	$35,591
Consolidations to third parties	(182)	(43)	(225)	(8)	(233)
Acquisitions	77	98	175	244	419

Net acquisitions	(105)	55	(50)	236	186

Securitization-related(2)	(425)	—	(425)	—	(425)
Repayments/claims/resales/other	(443)	(416)	(859)	(532)	(1,391)

Ending balance	$6,170	$15,170	$21,340	$12,621	$33,961

	Managed Portfolio
	Six Months Ended June 30, 2009
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$59,619	$87,275	$146,894	$33,499	$180,393
Consolidations to third parties	(588)	(237)	(825)	(11)	(836)
Acquisitions	13,123	653	13,776	2,571	16,347

Net acquisitions	12,535	416	12,951	2,560	15,511

Securitization-related(2)	—	—	—	—	—
Repayments/claims/resales/other	(3,780)	(2,419)	(6,199)	(1,587)	(7,786)

Ending balance(3)	$68,374	$85,272	$153,646	$34,472	$188,118

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

(3)	As of June 30, 2009, the ending balance includes $23.9 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are affected by CCRAA legislation.

Other Income — Lending Business Segment

The following table summarizes the components of “Core Earnings” other income, net, for our Lending business segment for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gains on debt repurchases	$91	$325	$181	$389
Late fees and forbearance fees	36	32	78	69
(Losses) gains on sales of loans and securities, net	(3)	—	5	—
Other	4	3	5	3

Total other income, net	$128	$360	$269	$461

The change in other income over the year-ago periods is primarily the result of the gains on debt repurchased. The Company began repurchasing its outstanding debt in the second quarter of 2008. The Company repurchased $1.4 billion and $1.1 billion face amount of its senior unsecured notes for the quarters ended June 30, 2010 and June 30, 2009, respectively. Since the second quarter of 2008, the Company has repurchased $8.0 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales and originations	$55	$49	$104	$93
Servicing	112	85	209	164
Corporate overhead	27	21	48	41

Total operating expenses	$194	$155	$361	$298

Operating expenses for our Lending business segment include costs incurred to acquire student loans and to service our Managed student loan portfolio, as well as general and administrative expenses of the segment and allocated corporate overhead. For the three months ended June 30, 2010 and 2009, operating expenses for our Lending business segment, excluding restructuring-related asset impairments of $6 million and $0, respectively, totaled $188 million and $155 million, respectively. Operating expenses, excluding restructuring-related asset impairments, increased $33 million over the year-ago quarter, primarily due to legal contingencies, higher collection costs from a higher number of loans in repayment and delinquent status, and higher marketing and technology enhancement costs related to Private Education Loans. Operating expenses, excluding restructuring-related asset impairments, were 41 basis points and 33 basis points, respectively, of average Managed student loans in the second quarters of 2010 and 2009.

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

	Three Months Ended June 30, 2010
	Purchased
	Paper-
	Non-	Contingency
	Mortgage	& Other	Total APG

Contingency fee income	$—	$88	$88
Collections revenue	17	—	17

Total income	17	88	105
Direct operating expenses	27	48	75
Overhead expenses	—	11	11

Operating expenses	27	59	86
Restructuring expenses	—	—	—

Total expenses	27	59	86
Net interest expense	—	—	—

Income (loss) from continuing operations before income tax expense (benefit)	(10)	29	19
Income tax expense (benefit)	(3)	10	7

“Core Earnings” net income (loss) attributable to SLM Corporation	$(7)	$19	$12

	Three Months Ended June 30, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$—	$—	$73	$73
Collections revenue	24	—	—	24

Total income	24	—	73	97
Direct operating expenses	34	—	43	77
Overhead expenses	2	—	9	11

Operating expenses	36	—	52	88
Restructuring expenses	(1)	—	—	(1)

Total expenses	35	—	52	87
Net interest expense	—	—	—	—

Income (loss) from continuing operations before income tax expense (benefit)	(11)	—	21	10
Income tax expense (benefit)	(4)	—	8	4

Net income (loss) from continuing operations	(7)	—	13	6
Loss from discontinued operations, net of tax	—	(6)	—	(6)

“Core Earnings” net income (loss) attributable to SLM Corporation	$(7)	$(6)	$13	$—

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(7)	$—	$13	$6
Discontinued operations, net of tax	—	(6)	—	(6)

“Core Earnings” net income (loss) attributable to SLM Corporation	$(7)	$(6)	$13	$—

	Six Months Ended June 30, 2010
	Purchased
	Paper-
	Non-	Contingency
	Mortgage	& Other	Total APG

Contingency fee income	$—	$168	$168
Collections revenue	39	—	39

Total income	39	168	207
Direct operating expenses	58	92	150
Overhead expenses	1	21	22

Operating expenses	59	113	172
Restructuring expenses	2	—	2

Total expenses	61	113	174
Net interest expense	—	—	—

Income (loss) from continuing operations before income tax expense (benefit)	(22)	55	33
Income tax expense (benefit)	(8)	20	12

“Core Earnings” net income (loss) attributable to SLM Corporation	$(14)	$35	$21

	Six Months Ended June 30, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$2	$—	$146	$148
Collections revenue	67	—	—	67

Total income	69	—	146	215
Direct operating expenses	75	—	85	160
Overhead expenses	3	—	18	21

Operating expenses	78	—	103	181
Restructuring expenses	—	—	—	—

Total expenses	78	—	103	181
Net interest expense	—	—	—	—

Income (loss) from continuing operations before income tax expense (benefit)	(9)	—	43	34
Income tax expense (benefit)	(3)	—	15	12

Net income (loss) from continuing operations	(6)	—	28	22
Loss from discontinued operations, net of tax	—	(53)	—	(53)

“Core Earnings” net income (loss) attributable to SLM Corporation	$(6)	$(53)	$28	$(31)

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(6)	$—	$28	$22
Discontinued operations, net of tax	—	(53)	—	(53)

“Core Earnings” net income (loss) attributable to SLM Corporation	$(6)	$(53)	$28	$(31)

In 2008, the Company concluded that its purchased paper businesses were no longer a strategic fit. The Company sold its international Purchased Paper — Non-Mortgage business in the first quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009. The Company continues to wind down the domestic side of its Purchased Paper — Non-Mortgage business. The Company will continue to consider opportunities to sell this business at acceptable prices in the future; however, the criteria for this business to be classified as held-for-sale have not been met.

There was no net loss attributable to SLM Corporation from discontinued operations for the three and six months ended June 30, 2010 compared with $6 million and $53 million for the three and six months ended June 30, 2009, respectively. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. After-tax asset impairments for the three and six months ended June 30, 2009 totaled $8 million and $51 million, respectively.

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company has not bought any additional purchased paper in excess of these obligations. The Company recognized impairments of $3 million and $13 million in the second quarters of 2010 and the 2009, respectively. The impairments are the result of the impact of the economy on the ability to collect on these assets. Similar to the Purchased Paper — Mortgage/Properties business discussion above, when the Purchased Paper — Non-Mortgage business either sells all of its remaining assets (or qualifies as held-for-sale) or completely winds down its operations, its results will be shown as discontinued operations.

Purchased Paper — Non-Mortgage

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Gross Cash Collections (“GCC”)	$58	$87	$122	$243
Collections revenue	17	24	39	67
Collections revenue as a percentage of GCC	30%	28%	32%	28%
Carrying value of purchased paper	$207	$418	$207	$418

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced for others through our APG business segment.

	June 30,	December 31,	June 30,
	2010	2009	2009

Contingency:
Student loans	$9,926	$8,762	$9,182
Other	2,358	1,262	1,140

Total	$12,284	$10,024	$10,322

Operating Expenses — APG Business Segment

For the quarters ended June 30, 2010 and 2009, operating expenses for the APG business segment totaled $86 million and $88 million, respectively. The decrease in operating expenses from the year-ago quarter was primarily due to lower collection costs on the Purchased Paper — Non-Mortgage portfolio due to the decreasing size of the portfolio as a result of winding down the business.

Total On-Balance Sheet Assets — APG Business Segment

At June 30, 2010 and December 31, 2009, the APG business segment had total assets of $1.0 billion and $1.1 billion, respectively.

OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Other business segment.

	Three Months		% Increase	Six Months		% Increase
	Ended		(Decrease)	Ended		(Decrease)
	June 30,		2010 vs.	June 30,		2010 vs.
	2010	2009	2009	2010	2009	2009

Net interest income after provisions for loan losses	$4	$4	—%	$8	$9	(11)%
Guarantor servicing fees	22	25	(12)	59	59	—
Loan servicing fees	17	9	89	36	19	89
Upromise	30	26	15	58	51	14
Other	6	11	(45)	15	26	(42)

Total other income	75	71	6	168	155	8
Direct operating expenses	53	52	2	115	98	17
Overhead expenses	3	4	(25)	7	7	—

Operating expenses	56	56	—	122	105	16
Restructuring expenses	2	—	100	5	1	400

Total expenses	58	56	4	127	106	20

Income from continuing operations, before income tax expense	21	19	11	49	58	(16)
Income tax expense	8	7	14	18	22	(18)

“Core Earnings” net income attributable to SLM Corporation	$13	$12	8%	$31	$36	(14)%

In the second quarter of 2009, ED named Sallie Mae as one of four private sector servicers awarded a servicing contract (the “ED Servicing Contract”) to service loans we sell to ED plus a portion of the loans others sell to ED, existing DSLP loans, and loans originated in the future. The contract covers the servicing of all federally-owned student loans, including the servicing of FFELP loans purchased by ED as part of the Purchase Program pursuant to The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Beginning in 2010, the contract also covers the servicing of new Direct Loans. The contract will span five years with one, five-year renewal at the option of ED. The Company is servicing approximately 2 million accounts under the ED Servicing Contract as of June 30, 2010. This amount serviced includes loans sold by the Company to ED as well as loans sold by other companies to ED. Loan servicing fees in the second quarter of 2010 included $10 million of servicing revenue related to the loans the Company is servicing under the ED Servicing Contract. The increase in the loan servicing fees versus the year-ago quarter was primarily due to this additional revenue.

United Student Aid Funds, Inc. (“USA Funds”), the nation’s largest guarantee agency, accounted for 88 percent and 84 percent, respectively, of guarantor servicing fees and 1 percent and 1 percent, respectively, of revenues associated with other products and services for the quarters ended June 30, 2010 and 2009.

Operating Expenses — Other Business Segment

The following table summarizes the components of operating expenses for our Other business segment for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating expenses	$32	$29	$71	$51
Upromise	21	23	44	47
Corporate overhead	3	4	7	7

Total operating expenses	$56	$56	$122	$105

Operating expenses for our Other business segment include direct costs incurred to service loans for unrelated third parties, including the ED Servicing Contract, perform guarantor servicing on behalf of guarantor agencies and operate our Upromise subsidiary, as well as information technology expenses related to these functions. For the three months ended June 30, 2010 and 2009, operating expenses for the Other business segment remained constant at $56 million and $56 million, respectively.

Total On-Balance Sheet Assets — Other Business Segment

At June 30, 2010 and December 31, 2009, the Other business segment had total assets of $1.2 billion and $1.2 billion, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following “LIQUIDITY AND CAPITAL RESOURCES” discussion concentrates on our Lending business segment. Our APG contingency collections and Other business segments are not capital intensive businesses and, as such, a minimal amount of debt capital is allocated to these segments.

Historically, we funded new loan originations with a combination of term unsecured debt and student loan asset-backed securities. Following the Proposed Merger announcement in April 2007, we temporarily suspended issuance of unsecured debt and began funding loan originations primarily through the issuance of student loan asset-backed securities and short-term secured student loan financing facilities. In June 2008, the Company accessed the corporate bond market with a $2.5 billion issuance of 10-year senior unsecured notes. In August 2008, we began funding new FFELP Stafford and PLUS Loan originations for AY 2008-2009 pursuant to ED’s Loan Purchase Participation Program (the “Participation Program”). During the fourth quarter of 2008, the Company began retaining its Private Education Loan originations in its banking subsidiary, Sallie Mae Bank, and funding these assets with term bank deposits. In May 2009, we began using the ED Conduit Program to fund FFELP Stafford and PLUS Loans. In January 2010, the Company initiated a relationship with the Federal Home Loan Bank of Des Moines (the “FHLB-DM”) to provide funding for FFELP Loans. In March 2010, the Company accessed the corporate bond market with a $1.5 billion issuance of 10-year senior unsecured notes. We discuss these liquidity sources below.

In the near term, we expect to continue to use ED’s Purchase and Participation Programs to fund future FFELP Stafford and PLUS Loans disbursed through September 30, 2010 (see “RECENT DEVELOPMENTS — Legislative and Regulatory Developments” for a further discussion regarding the end of new FFELP originations as of July 1, 2010) and to use deposits at Sallie Mae Bank and term asset-backed securities to fund Private Education Loan originations. We plan to use term asset-backed securities, asset-backed financing facilities, cash flows provided by earnings and repayment of principal on our unencumbered student loan assets and distributions from our securitization trusts, as well as other sources, to retire maturing debt and provide cash for operations and other needs.

ED Funding Programs

In August 2008, ED implemented the Purchase Program and the Participation Program pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Under the terms of the Participation Program, on September 30, 2010, AY 2009-2010 loans funded under the Participation Program must be either repurchased by the Company or sold to ED pursuant to the Participation Program, which has identical economics to the Purchase Program. Given the state of the credit markets, we currently expect to sell all of the loans we fund under the Participation Program to ED for settlement in the fourth quarter of 2010. Loans eligible for the Participation or Purchase Programs are limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. As of June 30, 2010, the Company had $19.9 billion of advances outstanding under the Participation Program.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and accepted eligible loans through July 1, 2010. The ED Conduit Program expires on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time, the notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through a put agreement at a price of 97 percent of the face amount of the loans. As of June 30, 2010, approximately $16.0 billion face amount of our Stafford and PLUS Loans were funded through the ED Conduit Program. For the second quarter of 2010, the average interest rate paid on this facility was approximately 0.72 percent.

Additional Funding Sources for General Corporate Purposes

In addition to funding FFELP loans through ED’s Participation and Purchase Programs and the ED Conduit Program, the Company employs other financing sources for general corporate purposes, which include originating Private Education Loans and repurchases and repayments of unsecured debt obligations.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings, ED financing facilities and indentured trusts, comprised 84 percent of our Managed debt outstanding at June 30, 2010 versus 80 percent at June 30, 2009.

Sallie Mae Bank

During the fourth quarter of 2008, Sallie Mae Bank, our Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits primarily through intermediaries in the retail brokered Certificate of Deposit (“CD”) market and through retail deposit channels. As of June 30, 2010, total term bank deposits were $5.0 billion and cash and liquid investments totaled $2.6 billion. In addition to its deposit base, Sallie Mae Bank has borrowing capacity with the Federal Reserve Bank (“FRB”) through a collateralized lending facility. Borrowing capacity is limited by the availability of acceptable collateral. As of June 30, 2010, borrowing capacity was approximately $0.6 billion and there were no outstanding borrowings.

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

During 2009, we completed $7.5 billion of Private Education Loan term ABS transactions, all of which were private placement transactions. On January 6, 2009, we closed a $1.5 billion 12.5 year ABS based facility (“Total Return Swap Facility”). This facility is used to provide up to $1.5 billion term financing for Private Education Loans. The fully utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, we completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the ABS based facility for this issuance was $1.1 billion. In addition, we completed $6.0 billion of Private Education Loan term ABS transactions which were TALF-eligible.

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

On July 22, 2010, we redeemed our $1.5 billion SLM Private Education Loan Trust 2009-A ABS issue and closed new offerings of our $869 million SLM 2010-B and $1.7 billion SLM 2010-C Private Education Loan Trust ABS issues. Approximately $875 million of the 2010-B and 2010-C bonds were issued at a weighted average coupon of 1-month LIBOR plus 2.23 percent; the remaining $1.7 billion of bonds were financed under our Total Return Swap Facility. These concurrent transactions raised approximately $1.0 billion of net additional cash for the Company.

Although we have demonstrated our access to the ABS market in 2009 and the first half of 2010 and we expect ABS financing to remain a primary source of funding over the long term, we also expect our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. At present, while the markets have demonstrated some signs of recovery, we are unable to predict when market conditions will allow for more regular, reliable and cost-effective access to the term ABS market.

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

Borrowings under the 2010 Facility are non-recourse to the Company. The maximum amount the Company may borrow under the 2010 Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. Funding under the 2010 Facility is subject to usual and customary conditions. The 2010 Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facility. Increases in the borrowing rate of up to LIBOR plus 450 basis points could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 200 basis points to LIBOR plus 300 basis points over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon. As of June 30, 2010, there was approximately $6.2 billion outstanding in this facility. The book basis of the assets securing this facility at June 30, 2010 was $6.8 billion.

Federal Home Loan Bank in Des Moines (“FHLB-DM”)

On January 15, 2010, HICA Education Loan Corporation (“HICA”), a subsidiary of the Company, entered into a lending agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes federally-guaranteed student loans. The initial borrowing of $25 million at a rate of 0.23 percent under this facility occurred on January 15, 2010 and matured on January 22, 2010. The amount, price and tenor of future advances will vary and will be determined at the time of each borrowing. The maximum amount that can be borrowed, as of June 30, 2010, subject to available collateral, is approximately $11 billion. As of June 30, 2010 borrowing under the facility totaled $575 million, of which $300 million matured on July 26, 2010 and $275 million matures on August 24, 2010. The Company has provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

Auction Rate Securities

At June 30, 2010, we had $3.3 billion of taxable and $1.1 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, $3.5 billion of the Company’s auction rate securities as of June 30, 2010 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 0.84 percent during the second quarter of 2010. As of June 30, 2010, $0.9 billion of auction rate securities with shorter weighted average terms to maturity have had successful auctions, resulting in an average rate of 1.12 percent.

Reset Rate Notes

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the notes are reset. The Company also has the option to repurchase a reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on its remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent until such time as the bonds are successfully remarketed or repurchased. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at June 30, 2010, $3.4 billion of our reset rate notes bore interest at, or were swapped to LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible additional reset rate notes will experience failed remarketings. As of June 30, 2010, the Company had $4.3 billion and $2.0 billion of reset rate notes due to be remarketed in 2010 and 2011, respectively, and an additional $6.5 billion to be remarketed thereafter.

Senior Unsecured Debt

On March 17, 2010, the Company priced a $1.5 billion issuance of 10-year senior unsecured notes. The notes settled on March 22, 2010 and bear a coupon of 8.00 percent and a maturity of March 25, 2020. The notes were swapped to LIBOR with an all-in cost of LIBOR plus 4.65 percent.

On May 4, 2010, the Company announced that it repurchased $1.1 billion U.S. dollar equivalent face amount of its $27 billion senior unsecured notes outstanding, through a tender offer which settled on May 11, 2010. This transaction resulted in gains of approximately $73 million. Total repurchases in the second quarter including the tender offer totaled $1.4 billion and resulted in gains of $91 million. Repurchases in the first quarter totaled $1.3 billion and resulted in gains of $90 million. Total repurchases for the six months ended June 30, 2010 were $2.7 billion and resulted in gains of $181 million. The Company began repurchasing its outstanding unsecured debt in the second quarter 2008. Since that time we have repurchased in both open-market repurchases and public tender offers, $8.0 billion face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016.

Primary Sources of Liquidity and Available Capacity

We expect to fund our ongoing liquidity needs, including the origination of new loans and the repayment of $2.9 billion of senior unsecured notes remaining to mature in 2010, through our current cash and investment portfolio, cash flow provided by earnings and repayment of principal on unencumbered student loan assets and distributions from our securitization trusts (including servicing fees which have priority payments within the trusts), the liquidity facilities made available by ED, the 2010 Facility, the issuance of term ABS, term bank deposits, unsecured debt and other sources.

To supplement our funding sources, we maintained an additional $1.6 billion in an unsecured revolving credit facility as of June 30, 2010. This facility matures in October 2011. The principal financial covenants in this unsecured revolving credit facility require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.2 billion as of June 30, 2010. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended June 30, 2010. In the past, we have not relied upon our unsecured revolving credit facilities as a primary source of liquidity. Even though we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

The following table details our main sources of primary liquidity and the available capacity at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	Available Capacity	Available Capacity

Sources of primary liquidity available for new FFELP Stafford and PLUS loan originations:
ED Purchase and Participation Programs(1)	Unlimited(1)	Unlimited(1)
Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$6,267	$6,070
Commercial paper and asset-backed commercial paper	—	1,150
Certificates of deposit	300	—
Other(2)	101	131

Total unrestricted cash and liquid investments(3)(4)(5)	6,668	7,351
Unused commercial paper and bank lines of credit(6)	1,590	3,485
FFELP ABCP Facilities(7)	3,539	1,703

Total sources of primary liquidity for general corporate purposes(8)	$11,797	$12,539

(1)	The ED Purchase and Participation Programs provide unlimited funding for eligible FFELP Stafford and PLUS loans made by the Company for the academic years 2008-2009 and 2009-2010. See “ED Funding Programs” discussed earlier in this section. Loans must be first disbursed on or after May 1, 2008 and prior to July 1, 2010 and fully disbursed prior to September 30, 2010.

(2)	At December 31, 2009, includes $32 million due from The Reserve Primary Fund. On January 29, 2010, we received $32 million from the Reserve Primary Fund.

(3)	At June 30, 2010 and December 31, 2009, excludes $0 and $25 million, respectively, of investments pledged as collateral related to certain derivative positions and $1.0 billion and $708 million, respectively, of other non-liquid investments, classified as cash and investments on our balance sheet in accordance with GAAP.

(4)	At June 30, 2010 and December 31, 2009, includes $797 million and $821 million, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(5)	At June 30, 2010 and December 31, 2009, includes $2.6 billion and $2.4 billion, respectively, of cash and liquid investments at Sallie Mae Bank, for which Sallie Mae Bank is not authorized to dividend to the Company without FDIC approval. This cash will be used primarily to originate or acquire student loans.

(6)	On May 5, 2010 our bank line of credit was reduced by $1.9 billion.

(7)	Borrowing capacity is subject to availability of collateral. As of June 30, 2010 and December 31, 2009, the Company had $1.8 billion and $2.1 billion, respectively, of outstanding unencumbered FFELP loans, net.

(8)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At June 30, 2010, we had a total of $26.7 billion of unencumbered assets, including goodwill and acquired intangibles. Total student loans, net, comprised $13.3 billion of this unencumbered asset total of which $11.5 billion relates to Private Education Loans, net.

The following table reconciles encumbered and unencumbered assets and their net impact on total equity.

	June 30,	December 31,
(Dollars in billions)	2010	2009

Net assets in secured financing facilities	$13.1	$12.7
Unencumbered assets	26.7	31.3
Unsecured debt	(31.7)	(35.1)
ASC 815 mark-to-market on unsecured hedged debt(1)	(1.5)	(1.9)
Other liabilities, net	(1.5)	(1.7)

Total GAAP equity	$5.1	$5.3

(1)	At June 30, 2010 and December 31, 2009, there were $1.3 billion and $1.9 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offsets these losses.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to the Company.

Protection against counterparty risk in derivative transactions is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. The Company is a party to derivative contracts for its corporate purposes. Its securitization trusts are also party to derivative contracts. The Company has CSAs and collateral requirements with all of its derivative counterparties requiring collateral to be exchanged based on the net fair value of derivatives with each counterparty. The Company’s securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. If the counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Failure to post the collateral or find a replacement counterparty could result in a termination event under the derivative contract. The Company considers counterparties’ credit risk when determining the fair value of derivative positions on its exposure net of collateral. Securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative, regardless of credit rating. The trusts are not required to post collateral to the counterparties. If we were unable to collect from a counterparty related to the Company and on-balance sheet trust derivatives, we would have a loss equal to the amount the derivative is recorded on our balance sheet.

The Company has liquidity exposure related to collateral movements between SLM Corporation and its derivative counterparties. The collateral movements can increase or decrease our primary liquidity depending on the nature of the collateral (whether cash or securities), the Company’s and counterparties’ credit ratings and on movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates. These movements may require the Company to return cash collateral held or may require the Company to access primary liquidity to post collateral to counterparties. As of June 30, 2010, the Company held $797 million cash collateral in unrestricted cash accounts. If the Company’s credit ratings are downgraded from current levels, it may be required to segregate such collateral in restricted accounts.

The table below highlights exposure related to our derivative counterparties at June 30, 2010.

	SLM Corporation and	Securitizations
	Sallie Mae Bank	Trust
	Contracts	Contracts

Exposure, net of collateral	$186	$623
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	66%	30%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at June 30, 2010 and 2009, and the average balances and average interest rates of our Managed borrowings for the three and six months ended June 30, 2010 and 2009. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “BUSINESS SEGMENTS —

Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of June 30,
	2010			2009
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$5,544	$19,681	$25,225	$4,249	$28,416	$32,665
Unsecured term bank deposits	1,687	3,291	4,978	901	5,199	6,100
FHLB-DM facility	575	—	575	—	—	—
ED Participation Program facility (on-balance sheet)(1)	19,856	—	19,856	17,236	—	17,236
ED Conduit Program facility (on-balance sheet)	15,873	—	15,873	11,095	—	11,095
ABCP borrowings (on-balance sheet)	1,238	5,000	6,238	12,476	—	12,476
Securitizations (on-balance sheet)	—	121,373	121,373	—	87,386	87,386
Securitizations (off-balance sheet)	—	—	—	—	35,211	35,211
Indentured trusts (on-balance sheet)	47	1,415	1,462	8	1,761	1,769
Other	1,527	—	1,527	1,358	—	1,358

Total	$46,347	$150,760	$197,107	$47,323	$157,973	$205,296

(1)	The Company has the option of paying off this amount with cash or by putting the loans to ED as previously discussed.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$25,995	2.18%	$33,159	1.97%	$26,272	2.02%	$34,290	2.13%
Unsecured term bank deposits	5,212	2.61	4,522	3.61	5,406	2.78	3,630	3.73
FHLB-DM facility	437	.35	—	—	241	.34	—	—
ED Participation Program facility (on-balance sheet)	18,374	.72	15,990	1.26	15,835	.73	13,569	2.03
ED Conduit Program facility (on-balance sheet)	15,144	.72	2,757	.74	14,711	.67	1,386	.74
ABCP Borrowings(on-balance sheet)(1)	6,551	1.16	20,040	2.97	7,718	1.20	22,643	3.06
Securitizations (on-balance sheet)	121,825	1.03	85,419	1.57	121,769	.98	82,806	1.62
Securitizations (off-balance sheet)	—	—	35,944	.95	—	—	36,367	1.08
Indentured trusts (on-balance sheet)	1,531	.72	1,870	1.11	1,557	.65	1,921	1.29
Other	1,047	.38	866	.19	1,180	.28	1,120	.48

Total	$196,116	1.17%	$200,567	1.66%	$194,689	1.13%	$197,732	1.83%

(1)	Includes the 2008 Asset-Backed Loan Facility.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of August 4, 2010.

	Moody’s	S&P	Fitch

Short-term unsecured debt	Not Prime	A-3	F3
Long-term senior unsecured debt	Ba1	BBB -	BBB -

The table below presents our unsecured on-balance sheet funding by funding source for the three and six months ended June 30, 2010 and 2009.

	Debt Issued For		Debt Issued For
	the Three Months		the Six Months
	Ended		Ended		Outstanding at
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009

Retail notes	$—	$—	$—	$—	$3,318	$3,691
Foreign currency denominated notes(1)	—	—	—	—	6,754	10,236
Extendible notes	—	—	—	—	—	21
Global notes (Institutional)	—	—	1,464	—	14,566	18,131
Medium-term notes (Institutional)	—	—	—	—	587	586

Total unsecured corporate borrowings	—	—	1,464	—	25,225	32,665
Unsecured term bank deposits	—	3,375	—	4,531	4,978	6,100

Total	$—	$3,375	$1,464	$4,531	$30,203	$38,765

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2010. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$138.3	$19.9	$118.4
3-month Treasury bill	weekly	8.2	—	8.2
Prime	annual	.9	—	.9
Prime	quarterly	5.7	—	5.7
Prime	monthly	23.5	—	23.5
Prime	daily	—	3.1	(3.1)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	127.3	(127.3)
1-month LIBOR	monthly	6.1	11.3	(5.2)
CMT/CPI Index	monthly/quarterly	—	2.4	(2.4)
Non Discrete reset(3)	monthly	—	26.5	(26.5)
Non Discrete reset(4)	daily/weekly	13.8	1.5	12.3
Fixed Rate(5)		10.3	15.3	(5.0)

Total		$207.3	$207.3	$—

(1)	Funding includes all derivatives that qualify as hedges.

(2)	Funding includes $19.9 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that typically convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

“Core Earnings” Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$138.3	$19.9	$118.4
3-month Treasury bill	weekly	8.2	3.0	5.2
Prime	annual	.9	—	.9
Prime	quarterly	5.7	1.5	4.2
Prime	monthly	23.5	9.9	13.6
Prime	daily	—	3.1	(3.1)
PLUS Index	annual	.5	.1	.4
3-month LIBOR(3)	daily	—	72.0	(72.0)
3-month LIBOR	quarterly	—	29.2	(29.2)
1-month LIBOR	monthly	6.1	19.5	(13.4)
1-month LIBOR	daily	—	8.0	(8.0)
Non Discrete reset(4)	monthly	—	26.2	(26.2)
Non Discrete reset(5)	daily/weekly	13.8	1.5	12.3
Fixed Rate(6)		8.9	12.0	(3.1)

Total		$205.9	$205.9	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $19.9 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding includes $.4 billion of auction rate securities.

(4)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(6)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset three-month LIBOR to fund a large portion of our daily reset three-month commercial paper indexed assets. In addition, we use quarterly reset three-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non-Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 through the second quarter of 2009 with the commercial paper and LIBOR indices. As of June 30, 2010, we have approximately $82.0 billion of FFELP loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to LIBOR. See “LENDING BUSINESS SEGMENT” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further discussion of this CP/LIBOR relationship.

When compared with the GAAP presentation, the “Core Earnings” Basis presentation includes basis swaps that primarily convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2010.

Weighted Average
(Averages in years)	Life

Earning assets
Student loans	7.7
Other loans	6.0
Cash and investments	.1

Total earning assets	7.2

Borrowings
Short-term borrowings	.3
Long-term borrowings	6.9

Total borrowings	5.4

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Shares in millions)	2010	2009	2010	2009

Common shares repurchased:
Benefit plans(1)	.2	—	.6	.1

Total shares repurchased	.2	—	.6	.1

Average purchase price per share	$17.72	$—	$14.51	$23.84

Common shares issued	.2	.1	1.4	.4

Authority remaining at end of period for repurchases	38.8	38.8	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on June 30, 2010 was $10.39.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The Company’s interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three and six months ended June 30, 2010 and 2009 and the effect on fair values at June 30, 2010 and December 31, 2009, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. Both of these analyses do not consider any potential mark-to-market losses that may occur related to our Residual Interests (prior to the adoption of topic updates on ASC 810 on January 1, 2010) that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased.

	Three Months Ended June 30, 2010
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$4	2%	$11	5%	$(103)	(49)%
Unrealized gains (losses) on derivative and hedging activities	207	64	197	61	(51)	(16)

Increase in net income before taxes	$211	39%	$208	39%	$(154)	(29)%

Increase in diluted earnings per common share	$.399	63%	$.394	63%	$(.292)	(46)%

	Three Months Ended June 30, 2009
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(44)	(13)%	$(57)	(17)%	$(84)	(24)%
Unrealized gains (losses) on derivative and hedging activities	120	23	139	27	98	19

Increase in net income before taxes	$76	45%	$82	49%	$14	8%

Increase in diluted earnings per common share	$.163	51%	$.176	55%	$.030	9%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	Six Months Ended June 30, 2010
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$4	1%	$23	5%	$(204)	(42)%
Unrealized gains (losses) on derivative and hedging activities	207	47	197	44	(51)	(12)

Increase in net income before taxes	$211	23%	$220	24%	$(255)	(27)%

Increase in diluted earnings per common share	$.400	37%	$.417	39%	$(.485)	(45)%

	Six Months Ended June 30, 2009
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(97)	(35)%	$(121)	(44)%	$(163)	(59)%
Unrealized gains (losses) on derivative and hedging activities	120	24	139	28	98	20

Increase in net income before taxes	$23	10%	$18	8%	$(65)	(29)%

Increase in diluted earnings per common share	$.049	12%	$.039	9%	$(.139)	(33)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At June 30, 2010
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$148,432	$(836)	(1)%	$(1,725)	(1)%
Private Education Loans	32,095	—	—	—	—
Other earning assets	14,031	(1)	—	(2)	—
Other assets	9,742	(710)	(7)	(1,247)	(13)

Total assets	$204,300	$(1,547)	(1)%	$(2,974)	(1)%

Liabilities
Interest bearing liabilities	$187,985	$(777)	—%	$(2,150)	(1)%
Other liabilities	3,509	(350)	(10)	137	4

Total liabilities	$191,494	$(1,127)	(1)%	$(2,013)	(1)%

	At December 31, 2009
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$119,747	$(470)	—%	$(979)	(1)%
Private Education Loans	20,278	—	—	—	—
Other earning assets	13,472	(4)	—	(11)	—
Other assets	12,506	(690)	(6)	(1,266)	(10)

Total assets	$166,003	$(1,164)	(1)%	$(2,256)	(1)%

Liabilities
Interest bearing liabilities	$154,037	$(852)	(1)%	$(2,159)	(1)%
Other liabilities	3,263	(21)	(1)	547	17

Total liabilities	$157,300	$(873)	(1)%	$(1,612)	(1)%

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

During the three and six months ended June 30, 2010 and 2009, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged on-balance sheet loans being in a fixed-rate mode due to the Embedded Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed debt. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. In the 100 and 300 basis point scenarios for the three and six months ended June 30, 2010, the increase in income resulted from item (ii) above partially offset by item (i). In the 100 and 300 basis point scenarios for the three and six months ended June 30, 2009, item (i) had a greater impact resulting in a decrease to income.

Under the scenario in the tables above labeled “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “LIQUIDITY AND CAPITAL RESOURCES — Interest Rate Risk Management  — Asset and Liability Funding Gap” for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in an unrealized loss of $(274) million for the three and six months ended June 30, 2010, and $(124) million for the three and six months ended June 30, 2009. Offsetting this unrealized loss are basis swaps that economically hedge our Private Education Loan securitization trusts. Unrealized gains for these basis swaps totaled $222 million for the three and six months ended June 30, 2010, and $222 million for the three and six months ended June 30, 2009. The change from a net gain in the prior year period to a net loss in the current year period was the impact of basis swap hedges in securitization trusts that were previously off-balance sheet prior to the adoption of topic updates to ASC 810 (see “CRITICAL ACCOUNTING POLICES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further discussion).

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington (Mark A. Arthur et al. v. SLM Corporation). The suit complains that Sallie Mae allegedly contacted “tens of thousands” of consumers on their cellular telephones without their prior express consent in violation of the Telephone Consumer Protection Act, § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On April 5, 2010, Plaintiffs filed a First Amended Class Action Complaint changing the defendant from SLM Corporation to Sallie Mae, Inc. The parties in this matter have reached a tentative settlement which is subject to court approval and other conditions.

On January 25, 2010, the Ninth Circuit Court of Appeals affirmed the federal district court’s summary judgment for the Company in the Anne Chae et.al. v. SLM Corporation et. al. case on all counts on the basis of federal preemption. On March 5, 2010, Plaintiffs/Appellants filed a petition for an “en banc” hearing, which was subsequently denied by the court on April 1, 2010. On June 30, 2010, Plaintiffs/Appellants filed a petition for certiorari to the United States Supreme Court.

In the U.S. ex rel. Oberg v. Nelnet et al. case, SLM Corporation’s and Southwest’s Motion for Summary Judgment is scheduled to be heard by the court on August 6, 2010.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), broad and sweeping legislation to reform and strengthen the regulation of the financial services sector. Several components of the legislation will have an impact on the Company’s business lines, including the new Consumer Financial Protection Bureau and new requirements for derivatives and securitizations. These impacts are likely to be similar to those for other financial services companies substantially engaged in consumer lending and will largely depend on the implementing regulations. Management is currently evaluating the impact on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the second quarter of 2010 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs. See Note 9, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased	Share	or Programs	Programs

Period:
April 1 — April 30, 2010	.1	$13.10	—	38.8
May 1 — May 31, 2010	—	—	—	38.8
June 1 — June 30, 2010	.1	12.09	—	38.8

Total second quarter of 2010	.2	$12.65	—

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from SLM Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION

(Registrant)

By:	/s/ John F. Remondi
John F. Remondi
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2010

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

See Note 17, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

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

Managed Basis — Prior to the adoption of topic updates to the FASB’s ASC 810, “Consolidation,” the Company generally analyzed the performance of its student loan portfolio on a Managed Basis. The Company previously viewed both on-balance sheet student loans and off-balance sheet student loans owned by the securitization trusts as a single portfolio, and the related on-balance sheet financings are combined with off-balance sheet debt. On January 1, 2010, upon the adoption of topic updates of ASC 810, the Company consolidated its previously off-balance sheet securitization trusts at their historical cost basis. After the adoption of topic updates to ASC 810, the Company’s results of operations no longer reflect securitization servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with the Company’s accounting treatment of prior on-balance securitization trusts. As of January 1, 2010, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. As a result, effective January 1, 2010, our Managed and on-balance sheet (GAAP) student loan portfolios are the same.

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