Form 10-Q
period 2010-09-30
SLM CORP
filed 2010-11-08
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2010

Voting common stock, $.20 par value	485,590,403 shares

SLM CORPORATION

FORM 10-Q
INDEX
September 30, 2010

Part I. Financial Information
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	64
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	136
Item 4.	Controls and Procedures	141
PART II. Other Information
Item 1.	Legal Proceedings	142
Item 1A.	Risk Factors	143
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	143
Item 3.	Defaults Upon Senior Securities	143
Item 4.	(Removed and Reserved)	143
Item 5.	Other Information	143
Item 6.	Exhibits	144
Signatures		145
Glossary(1)		146
EX-10.1
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

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $120,386 and $104,219, respectively)	$46,026,138	$42,978,874
FFELP Stafford Loans Held-for-Sale	20,655,561	9,695,714
FFELP Consolidation Loans (net of allowance for losses of $68,880 and $56,949, respectively)	79,911,599	68,378,560
Private Education Loans (net of allowance for losses of $2,035,034 and $1,443,440, respectively)	35,541,640	22,753,462
Investments:
Available-for-sale	203,125	1,273,275
Other	913,986	740,553

Total investments	1,117,111	2,013,828
Cash and cash equivalents	5,875,510	6,070,013
Restricted cash and investments	5,837,546	5,168,871
Retained Interest in off-balance sheet securitized loans	—	1,828,075
Goodwill and acquired intangible assets, net	488,220	1,177,310
Other assets	10,653,449	9,920,591

Total assets	$206,106,774	$169,985,298

Liabilities
Short-term borrowings	$45,388,432	$30,896,811
Long-term borrowings	153,003,935	130,546,272
Other liabilities	3,140,330	3,263,593

Total liabilities	201,532,697	164,706,676

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized:
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Series C: 7.25% mandatory convertible preferred stock; 810 and 810 shares, respectively, issued at liquidation preference of $1,000 per share	810,370	810,370
Common stock, par value $.20 per share, 1,125,000 shares authorized: 553,787 and 552,220 shares issued, respectively	110,758	110,444
Additional paid-in capital	5,127,313	5,090,891
Accumulated other comprehensive loss (net of tax benefit of $25,386 and $23,448, respectively)	(44,159)	(40,825)
Retained earnings (loss)	(122,565)	604,467

Total SLM Corporation stockholders’ equity before treasury stock	6,446,717	7,140,347
Common stock held in treasury at cost: 68,011 and 67,222 shares, respectively	1,872,640	1,861,738

Total SLM Corporation stockholders’ equity	4,574,077	5,278,609
Noncontrolling interest	—	13

Total equity	4,574,077	5,278,622

Total liabilities and equity	$206,106,774	$169,985,298

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30,	December 31,
	2010	2009

FFELP Stafford and Other Student Loans, net	$65,557,473	$51,067,680
FFELP Consolidation Loans, net	78,396,367	67,664,019
Private Education Loans, net	24,511,699	10,107,298
Restricted cash and investments	5,522,584	4,596,147
Other assets	4,373,606	3,639,918
Short-term borrowings	36,806,456	23,384,051
Long-term borrowings	128,473,542	101,012,628

Net assets of consolidated variable interest entities	$13,081,731	$12,678,383

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income:
FFELP Stafford and Other Student Loans	$320,234	$303,192	$928,713	$969,947
FFELP Consolidation Loans	564,586	481,592	1,638,831	1,431,644
Private Education Loans	610,893	396,339	1,751,387	1,176,399
Other loans	7,190	11,042	23,440	45,930
Cash and investments	7,630	6,881	18,878	19,896

Total interest income	1,510,533	1,199,046	4,361,249	3,643,816
Total interest expense	638,599	673,870	1,738,916	2,519,876

Net interest income	871,934	525,176	2,622,333	1,123,940
Less: provisions for loan losses	358,110	321,127	1,099,469	849,518

Net interest income after provisions for loan losses	513,824	204,049	1,522,864	274,422

Other income (loss):
Securitization servicing and Residual Interest revenue	—	155,065	—	147,248
Gains on sales of loans and securities, net	1,607	12,452	6,745	12,752
Gains (losses) on derivative and hedging activities, net	(344,458)	(111,556)	(331,552)	(569,326)
Contingency fee revenue	83,746	82,200	252,238	230,383
Collections revenue	13,097	21,241	52,282	88,830
Guarantor servicing fees	15,996	48,087	74,543	106,867
Other	90,502	150,006	445,811	741,229

Total other income (loss)	(139,510)	357,495	500,067	757,983

Expenses:
Salaries and benefits	139,099	140,888	429,716	413,813
Other operating expenses	180,120	162,242	544,621	473,195
Goodwill and acquired intangible assets impairment and amortization expense	669,668	9,774	689,090	29,176
Restructuring expenses	11,082	2,492	55,030	9,598

Total expenses	999,969	315,396	1,718,457	925,782

Income (loss) from continuing operations, before income tax expense (benefit)	(625,655)	246,148	304,474	106,623
Income tax expense (benefit)	(127,558)	80,423	224,340	31,796

Net income (loss) from continuing operations	(498,097)	165,725	80,134	74,827
Income (loss) from discontinued operations, net of tax	3,211	(6,417)	3,211	(59,133)

Net income (loss)	(494,886)	159,308	83,345	15,694
Less: net income attributable to noncontrolling interest	61	198	334	690

Net income (loss) attributable to SLM Corporation	(494,947)	159,110	83,011	15,004
Preferred stock dividends	18,787	42,627	56,176	94,822

Net income (loss) attributable to SLM Corporation common stock	$(513,734)	$116,483	$26,835	$(79,818)

Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(498,158)	$165,527	$79,800	$74,137
Discontinued operations, net of tax	3,211	(6,417)	3,211	(59,133)

Net income (loss) attributable to SLM Corporation	$(494,947)	$159,110	$83,011	$15,004

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$(1.07)	$.26	$.05	$(.04)
Discontinued operations	.01	(.01)	.01	(.13)

Total	$(1.06).	$.25	$.06	$(.17)

Average common shares outstanding	484,936	470,280	484,678	467,960

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$(1.07)	$.26	$.05	$(.04)
Discontinued operations	.01	(.01)	.01	(.13)

Total	$(1.06)	$.25	$.06	$(.17)

Average common and common equivalent shares outstanding	484,936	471,058	486,209	467,960

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at June 30, 2009	8,449,770	534,841,879	(67,128,199)	467,713,680	$1,714,770	$106,969	$4,709,053	$(48,683)	$229,865	$(1,860,440)	$4,851,534	$5	$4,851,539
Comprehensive income:
Net income (loss)									159,110		159,110	198	159,308
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,420			1,420		1,420
Change in unrealized gains (losses) on derivatives, net of tax								3,346			3,346		3,346
Defined benefit pension plans adjustment								(226)			(226)		(226)

Comprehensive income (loss)											163,650	198	163,848
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.34 per share)									(1,299)		(1,299)		(1,299)
Preferred stock, series C ($18.13 per share)									(17,906)		(17,906)		(17,906)
Restricted stock dividend									(1)		(1)		(1)
Issuance of common shares		15,048		15,048		(5)	279				274		274
Preferred stock issuance costs and related amortization							164		(164)		—		—
Conversion of preferred shares	(137,400)	6,992,368		6,992,368	(137,400)	1,398	146,423		(20,383)		(9,962)		(9,962)
Tax benefit related to employee stock option and purchase plans							(2,843)				(2,843)		(2,843)
Stock-based compensation cost							8,995				8,995		8,995
Repurchase of common shares:
Benefit plans			(30,876)	(30,876)						(549)	(549)		(549)
Noncontrolling interest — other											—	(196)	(196)

Balance at September 30, 2009	8,312,370	541,849,295	(67,159,075)	474,690,220	$1,577,370	$108,362	$4,862,071	$(44,143)	$346,347	$(1,860,989)	$4,989,018	$7	$4,989,025

Balance at June 30, 2010	8,110,370	553,571,384	(67,774,802)	485,796,582	$1,375,370	$110,715	$5,122,583	$(43,333)	$391,169	$(1,869,760)	$5,086,744	$4	$5,086,748
Comprehensive income:
Net income (loss)									(494,947)		(494,947)	61	(494,886)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments, net of tax								(71)			(71)		(71)
Change in unrealized gains (losses) on derivatives, net of tax								(732)			(732)		(732)
Defined benefit pension plans adjustment								(23)			(23)		(23)

Comprehensive income											(495,773)	61	(495,712)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.32 per share)									(1,224)		(1,224)		(1,224)
Preferred stock, series C ($18.13 per share)									(14,688)		(14,688)		(14,688)
Restricted stock dividend
Issuance of common shares		215,962		215,962		43	2,417				2,460		2,460
Tax benefit related to employee stock option and purchase plans							(2,883)				(2,883)		(2,883)
Stock-based compensation cost							5,196				5,196		5,196
Repurchase of common shares:
Benefit plans			(236,005)	(236,005)						(2,880)	(2,880)		(2,880)
Noncontrolling interest — other											—	(65)	(65)

Balance at September 30, 2010	8,110,370	553,787,346	(68,010,807)	485,776,539	$1,375,370	$110,758	$5,127,313	$(44,159)	$(122,565)	$(1,872,640)	$4,574,077	$—	$4,574,077

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340
Comprehensive income:
Net income (loss)									15,004		15,004	690	15,694
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments, net of tax								3,689			3,689		3,689
Change in unrealized gains (losses) on derivatives, net of tax								29,361			29,361		29,361
Defined benefit pension plans adjustment								(717)			(717)		(717)

Comprehensive income (loss)											47,337	690	48,027
Cash dividends:
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)		(8,625)
Preferred stock, series B ($1.51 per share)									(5,742)		(5,742)		(5,742)
Preferred stock, series C ($54.38 per share)									(59,586)		(59,586)		(59,586)
Restricted stock dividend									(10)		(10)		(10)
Issuance of common shares		445,656	98	445,754		81	2,505			5	2,591		2,591
Preferred stock issuance costs and related amortization							486		(486)		—		—
Conversion of preferred shares	(137,400)	6,992,368		6,992,368	(137,400)	1,398	146,423		(20,383)		(9,962)		(9,962)
Tax benefit related to employee stock option and purchase plans							(8,662)				(8,662)		(8,662)
Stock-based compensation cost							37,207				37,207		37,207
Repurchase of common shares:
Benefit plans			(200,773)	(200,773)						(4,600)	(4,600)		(4,600)
Sale of international Purchased Paper — Non-Mortgage business											—	(7,257)	(7,257)
Noncontrolling interest — other											—	(696)	(696)

Balance at September 30, 2009	8,312,370	541,849,295	(67,159,075)	474,690,220	$1,577,370	$108,362	$4,862,071	$(44,143)	$346,347	$(1,860,989)	$4,989,018	$7	$4,989,025

Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375,370	$110,444	$5,090,891	$(40,825)	$604,467	$(1,861,738)	$5,278,609	$13	$5,278,622
Comprehensive income:
Net income (loss)									83,011		83,011	334	83,345
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,607			1,607		1,607
Change in unrealized gains (losses) on derivatives, net of tax								(4,883)			(4,883)		(4,883)
Defined benefit pension plans adjustment								(58)			(58)		(58)

Comprehensive income											79,677	334	80,011
Cash dividends:
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)		(8,625)
Preferred stock, series B ($.80 per share)									(3,193)		(3,193)		(3,193)
Preferred stock, series C ($54.38 per share)									(44,064)		(44,064)		(44,064)
Restricted stock dividend									(11)		(11)		(11)
Issuance of common shares		1,567,770		1,567,770		314	12,583				12,897		12,897
Preferred stock issuance costs and related amortization							294		(294)		—		—
Tax benefit related to employee stock option and purchase plans							(7,688)				(7,688)		(7,688)
Stock-based compensation cost							31,233				31,233		31,233
Cumulative effect of accounting change (See Note 1)									(753,856)		(753,856)		(753,856)
Repurchase of common shares:
Benefit plans			(788,865)	(788,865)						(10,902)	(10,902)		(10,902)
Noncontrolling interest — other											—	(347)	(347)

Balance at September 30, 2010	8,110,370	553,787,346	(68,010,807)	485,776,539	$1,375,370	$110,758	$5,127,313	$(44,159)	$(122,565)	$(1,872,640)	$4,574,077	$—	$4,574,077

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Operating activities
Net income	$83,345	$15,694
Adjustments to reconcile net income to net cash used in operating activities:
(Income) loss from discontinued operations, net of tax	(3,211)	59,133
Gains on sales of loans and securities, net	(6,745)	(12,752)
Goodwill and acquired intangible assets impairment and amortization expense	689,090	29,176
Stock-based compensation cost	31,392	40,073
Unrealized (gains)/losses on derivative and hedging activities	(305,683)	491,644
Provisions for loan losses	1,099,469	849,518
Student loans originated for sale, net	(10,959,847)	(15,846,043)
Decrease in restricted cash — other	48,003	44,201
(Increase) decrease in accrued interest receivable	(327,782)	241,377
Increase (decrease) in accrued interest payable	16,724	(439,920)
Adjustment for non-cash loss related to Retained Interest	—	333,951
Decrease in other assets	1,057,515	3,096
(Decrease) increase in other liabilities	(74,842)	40,870

Cash used in operating activities — continuing operations	(8,735,917)	(14,165,676)
Cash provided by operating activities — discontinued operations	—	233,130

Total net cash used in operating activities	(8,652,572)	(13,916,852)

Investing activities
Student loans acquired	(6,762,110)	(7,211,675)
Loans purchased from securitized trusts	—	(5,030)
Reduction of student loans:
Installment payments, claims and other	10,486,310	7,997,484
Proceeds from sales of student loans	359,955	515,140
Other loans — originated	—	(2,818)
Other loans — repaid	117,630	237,980
Other investing activities, net	(172,218)	(676,612)
Purchases of available-for-sale securities	(31,801,767)	(104,663,811)
Proceeds from sales of available-for-sale securities	—	100,056
Proceeds from maturities of available-for-sale securities	32,834,424	104,417,273
Purchases of other securities	(101,008)	—
Proceeds from maturities of held-to-maturity securities and other securities	111,200	68,991
Return of investment from Retained Interest	—	16,361
Decrease (increase) in restricted cash — on-balance sheet trusts	147,195	(1,318,410)

Net cash provided by (used in) investing activities	5,219,611	(525,071)

Financing activities
Borrowings collateralized by loans in trust — issued	5,918,441	11,572,592
Borrowings collateralized by loans in trust — repaid	(8,245,191)	(4,196,889)
Asset-backed commercial paper conduits, net	(2,308,644)	(15,504,025)
ED Participation Program, net	11,219,632	15,499,015
ED Conduit Program facility, net	1,112,730	14,189,923
Other short-term borrowings issued	—	298,294
Other short-term borrowings repaid	(176,551)	(1,198,661)
Other long-term borrowings issued	1,463,542	4,333,173
Other long-term borrowings repaid	(7,227,300)	(8,335,181)
Other financing activities, net	1,537,754	(1,006,261)
Excess tax benefit from the exercise of stock-based awards	367	—
Common stock issued	194	6
Preferred dividends paid	(55,882)	(83,915)
Noncontrolling interest, net	(634)	(9,152)

Net cash provided by financing activities	3,238,458	15,558,919

Net (decrease) increase in cash and cash equivalents	(194,503)	1,116,996
Cash and cash equivalents at beginning of period	6,070,013	4,070,002

Cash and cash equivalents at end of period	$5,875,510	$5,186,998

Cash disbursements made (refunds received) for:
Interest	$1,762,789	$3,070,349

Income taxes, net	$(451,099)	$292,115

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company” or “Sallie Mae”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2009 to be consistent with classifications adopted for 2010, and had no effect on net income, total assets, or total liabilities.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to the Company’s securitized assets, the Company is the servicer of the securitized assets and owns the Residual Interest of the securitization trusts. As a result, the Company is the primary beneficiary of its securitization trusts and consolidated those trusts that were previously off-balance sheet at their historical cost basis on January 1, 2010. The historical cost basis is the basis that would exist if these securitization trusts had remained on-balance sheet since they settled. ASC 810 did not change the accounting of any other VIEs the Company had a variable interest in as of January 1, 2010. These new accounting rules will also apply to new transactions entered into from January 1, 2010 forward.

Upon prospective adoption of topic updates to ASC 810, the Company removed the $1.8 billion of Residual Interests (associated with its previously off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet and the Company consolidated $35.0 billion of assets ($32.6 billion of which are student loans, net of an approximate $550 million allowance for loan loss) and $34.4 billion of liabilities (primarily trust debt), which resulted in an approximate $750 million after-tax reduction of stockholders’ equity (recorded as a cumulative effect adjustment to retained earnings). After the adoption of topic updates to ASC 810, the Company’s results of operations no longer reflect securitization servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with the Company’s accounting treatment of prior on-balance securitization trusts. As of January 1, 2010, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. As a result, effective January 1, 2010, the Company’s Managed and on-balance sheet (GAAP) student loan portfolios are the same.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

The following table summarizes the change in the consolidated balance sheet resulting from the consolidation of the off-balance sheet securitization trusts following the adoption of topic updates to ASC 810.

At January 1,
(Dollars in millions)	2010

FFELP Stafford Loans (net of allowance of $15)	$5,500
FFELP Consolidation Loans (net of allowance of $10)	14,797
Private Education Loans (net of allowance of $524)	12,341

Total student loans	32,638
Restricted cash and investments	1,041
Other assets	1,370

Total assets consolidated	35,049

Long-term borrowings	34,403
Other liabilities	6

Total liabilities consolidated	34,409

Net assets consolidated on-balance sheet	640
Less: Residual Interest removed from balance sheet	1,828

Cumulative effect of accounting change before taxes	(1,188)

Tax effect	434

Cumulative effect of accounting change after taxes	$(754)

Management allocates capital on a Managed Basis. As a result, this accounting change did not affect management’s view of capital adequacy for the Company. The Company’s unsecured revolving credit facility and its asset-backed credit facilities contain two principal financial covenants related to tangible net worth and net revenue. The tangible net worth covenant requires the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.5 billion as of December 31, 2009. Upon adoption of topic updates to ASC 810 on January 1, 2010, consolidated tangible net worth as calculated for this covenant was $2.7 billion. Because the transition adjustment upon adoption of topic updates to ASC 810 is recorded through retained earnings, the net revenue covenant was not affected by the adoption of topic updates to ASC 810. The ongoing net revenue covenant will not be affected by ASC 810’s impact on the Company’s securitization trusts as the net revenue covenant treated all off-balance sheet trusts as on-balance sheet for purposes of calculating net revenue.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
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

The Company’s provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb probable incurred losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective as it requires material estimates that are susceptible to significant changes. The Company believes that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios as of the respective balance sheet date.

The following table summarizes the total loan loss provisions for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Private Education Loans	$329,981	$287,315	$1,004,214	$732,619
FFELP Stafford and Other Student Loans	24,582	20,918	76,191	80,911
Mortgage and consumer loans	3,547	12,894	19,064	35,988

Total provisions for loan losses	$358,110	$321,127	$1,099,469	$849,518

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for loan losses for Private Education Loans for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Allowance at beginning of period	$2,042,413	$1,396,707	$1,443,440	$1,308,043
Provision for Private Education Loan losses	329,981	287,315	1,004,214	732,619
Charge-offs	(348,511)	(292,845)	(968,755)	(670,603)
Reclassification of interest reserve	11,151	10,319	32,085	31,437
Consolidation of off-balance sheet trusts(1)	—	—	524,050	—

Allowance at end of period	$2,035,034	$1,401,496	$2,035,034	$1,401,496

Charge-offs as a percentage of average loans in repayment (annualized)	5.4%	9.6%	5.1%	7.7%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	5.1%	8.9%	4.9%	7.1%
Allowance as a percentage of the ending total loan balance	5.3%	5.7%	5.3%	5.7%
Allowance as a percentage of ending loans in repayment	7.9%	11.4%	7.9%	11.4%
Allowance coverage of charge-offs (annualized)	1.5	1.2	1.6	1.6
Ending total loans(2)	$38,449,556	$24,439,749	$38,449,556	$24,439,749
Average loans in repayment	$25,616,442	$12,082,965	$25,150,567	$11,633,640
Ending loans in repayment	$25,784,202	$12,254,212	$25,784,202	$12,254,212

(1)	Upon the adoption of topic updates to ASC 810 on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further discussion.)

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Private Education Loan Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of September 30, 2010, December 31, 2009, and September 30, 2009.

	Private Education Loan Delinquencies
	September 30,				September 30,
	2010		December 31, 2009		2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,517		$8,910		$10,899
Loans in forbearance(2)	1,170		967		851
Loans in repayment and percentage of each status:
Loans current	22,926	88.9%	12,421	86.4%	10,458	85.3%
Loans delinquent 31-60 days(3)	907	3.5	647	4.5	551	4.5
Loans delinquent 61-90 days(3)	489	1.9	340	2.4	353	2.9
Loans delinquent greater than 90 days(3)	1,462	5.7	971	6.7	892	7.3

Total Private Education Loans in repayment	25,784	100.0%	14,379	100.0%	12,254	100.0%

Total Private Education Loans, gross	37,471		24,256		24,004
Private Education Loan unamortized discount	(873)		(559)		(543)

Total Private Education Loans	36,598		23,697		23,461
Private Education Loan receivable for partially charged-off loans	979		499		435
Private Education Loan allowance for losses	(2,035)		(1,443)		(1,401)

Private Education Loans, net	$35,542		$22,753		$22,495

Percentage of Private Education Loans in repayment		68.8%		59.3%		51.1%

Delinquencies as a percentage of Private Education Loans in repayment		11.1%		13.6%		14.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%		6.3%		6.5%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for loan losses for the FFELP loan portfolio for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Allowance at beginning of period	$188,685	$153,038	$161,168	$137,543
Provision for FFELP loan losses	24,582	20,918	76,191	80,911
Charge-offs	(21,273)	(16,977)	(66,912)	(60,708)
Decrease for student loan sales and other	(2,728)	(1,252)	(6,330)	(2,019)
Consolidation of off-balance sheet trusts(1)	—	—	25,149	—

Allowance at end of period	$189,266	$155,727	$189,266	$155,727

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	.1%	.1%
Allowance as a percentage of the ending total loan balance	.1%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	.2%	.2%
Allowance coverage of charge-offs (annualized)	2.2	2.3	2.1	1.9
Ending total loans, gross	$144,090,015	$134,087,420	$144,090,015	$134,087,420
Average loans in repayment	$82,202,512	$69,679,688	$82,362,216	$69,195,627
Ending loans in repayment	$81,787,661	$69,832,792	$81,787,661	$69,832,792

(1)	Upon the adoption of topic updates to ASC 810 on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model” for further discussion.)

The Company maintains an allowance for Risk Sharing loan losses on its FFELP loan portfolio. The level of Risk Sharing has varied over the past few years with legislative changes. As of September 30, 2010, 49 percent of the FFELP loan portfolio was subject to 3 percent Risk Sharing, 50 percent was subject to 2 percent Risk Sharing and the remaining 1 percent was not subject to any Risk Sharing.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

FFELP Loan Delinquencies

The table below shows the Company’s FFELP loan delinquency trends as of September 30, 2010, December 31, 2009 and September 30, 2009.

	FFELP Loan Delinquencies
	September 30, 2010		December 31, 2009		September 30, 2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$42,852		$35,079		$50,795
Loans in forbearance(2)	19,450		14,121		13,459
Loans in repayment and percentage of each status:
Loans current	67,867	83.0%	57,528	82.4%	57,934	83.0%
Loans delinquent 31-60 days(3)	5,054	6.2	4,250	6.1	4,225	6.0
Loans delinquent 61-90 days(3)	2,241	2.7	2,205	3.1	2,041	2.9
Loans delinquent greater than 90 days(3)	6,626	8.1	5,844	8.4	5,633	8.1

Total FFELP loans in repayment	81,788	100.0%	69,827	100.0%	69,833	100.0%

Total FFELP loans, gross	144,090		119,027		134,087
FFELP loan unamortized premium	2,692		2,187		2,419

Total FFELP loans	146,782		121,214		136,506
FFELP loan allowance for losses	(189)		(161)		(156)

FFELP loans, net	$146,593		$121,053		$136,350

Percentage of FFELP loans in repayment		56.8%		58.7%		52.1%

Delinquencies as a percentage of FFELP loans in repayment		17.0%		17.6%		17.0%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		19.2%		16.8%		16.2%

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, and need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments

A summary of investments and restricted investments as of September 30, 2010 and December 31, 2009 follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale:
U.S. Treasury securities	$1,014	$—	$—	$1,014
Other securities:
Asset-backed securities	74,846	2,112	—	76,958
Commercial paper and asset-backed commercial paper	111,661	—	—	111,661
Municipal bonds	9,558	2,440	—	11,998
Other	1,568	—	(74)	1,494

Total investment securities available-for-sale	$198,647	$4,552	$(74)	$203,125

Restricted Investments
Available-for sale:
U.S. Treasury securities	$38,113	$—	$—	$38,113
Guaranteed investment contracts	29,456	—	—	29,456

Total restricted investments available-for-sale	$67,569	$—	$—	$67,569

Held-to-maturity:
Guaranteed investment contracts	$3,175	$—	$—	$3,175

Total restricted investments held-to-maturity	$3,175	$—	$—	$3,175

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
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

In addition to the restricted investments detailed above, at September 30, 2010 and December 31, 2009, the Company had restricted cash and cash equivalents of $5.7 billion and $5.1 billion, respectively. As of September 30, 2010 and December 31, 2009, $38 million (all of which is in restricted cash and investments on the balance sheet) and $50 million ($25 million of which is in restricted cash and investments on the balance sheet), respectively, of available-for-sale investment securities were pledged as collateral.

There were no sales of investments, including available-for-sale securities, during the three and nine months ended September 30, 2010 and the three months ended September 30, 2009. In the nine months ended September 30, 2009, the Company sold available-for-sale securities with a fair value of $100 million, resulting in no realized gain or loss. The cost basis for the security sale was determined through specific identification of the securities sold.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Investments (Continued)

As of September 30, 2010, the stated maturities for the investments (including restricted investments) are as follows:

	September 30, 2010
	Held-to-	Available-for-
	Maturity	Sale(1)	Other

Year of Maturity
2010	$—	$152,281	$874,497
2011	—	—	4,878
2012	—	—	—
2013	—	528	—
2014	—	—	—
2015-2019	—	11,998	57,974
After 2019	3,175	105,887	869

Total	$3,175	$270,694	$938,218

(1)	Available-for-sale securities are stated at fair value.

At September 30, 2010 and December 31, 2009, the Company also had other investments of $938 million and $741 million, respectively. At September 30, 2010 and December 31, 2009, other investments included $850 million and $636 million, respectively, of receivables for cash collateral posted with derivative counterparties. Other investments also included leveraged leases which at September 30, 2010 and December 31, 2009, totaled $58 million and $66 million, respectively, that are general obligations of American Airlines and Federal Express Corporation.

4.	Goodwill and Acquired Intangible Assets

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as, or one level below, an operating segment. The following table summarizes the Company’s historical allocation of goodwill to its reporting units, accumulated impairments and net goodwill for each reporting unit.

	As of September 30, 2010
		Accumulated
(Dollars in millions)	Gross	Impairments	Net

Lending	$411	$(24)	$387
Asset Performance Group (“APG”)	402	(402)	—
Guarantor Servicing	62	(62)	—
Upromise	140	(140)	—
Other	1	(1)	—

Total	$1,016	$(629)	$387

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

	December 31, 2009
		Accumulated
(Dollars in millions)	Gross	Impairments	Net

Lending	$411	$(24)	$387
APG	402	—	402
Guarantor Servicing	62	—	62
Upromise	140	—	140
Other	1	(1)	—

Total	$1,016	$(25)	$991

Impairment Testing

The Company performs its goodwill impairment testing annually in the fourth quarter or more frequently if an event occurs or circumstances change such that it is more likely than not that the fair value of a reporting unit or reporting units may be below their respective carrying values.

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which included the SAFRA Act. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and requires that all new federal loans are to be made through the Direct Student Loan Program (“DSLP”). The new law does not alter or affect the terms and conditions of existing FFELP loans. This restructuring will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete. See Note 13, “Restructuring Activities” for further details.

In connection with HCERA becoming law on March 30, 2010, a triggering event occurred for the Lending, APG and Guarantor Servicing reporting units which required the Company to assess potential goodwill impairment as of March 31, 2010. As part of the impairment assessment, the Company considered the implications of the HCERA legislation to these reporting units as well as continued uncertainty in the economy and the tight credit markets during the first quarter of 2010. The impairment assessment methodology utilized either a market approach and/or a discounted cash flow analysis for each reporting unit affected by the new HCERA legislation. This assessment resulted in estimated fair values of the Company’s reporting units in excess of their carrying values at March 31, 2010. Accordingly, there was no indicated impairment for these reporting units in the first quarter of 2010.

When the Company performed its annual impairment assessment in the fourth quarter of 2009, the cash flow projections for the Lending, APG and Guarantor Servicing reporting units were valued assuming the proposed HCERA legislation was passed. There was no indicated impairment for any of the reporting units in the fourth quarter of 2009.

During the second quarter of 2010, no triggering event occurred to warrant an interim impairment assessment.

During the third quarter of 2010, as part of a broad-based assessment of possible changes to the Company’s business following the passage of HCERA the Company performed certain preliminary valuations which indicated there was possible impairment of goodwill and certain intangible assets in its Lending, APG, Upromise and Guarantor Servicing reporting units. The Company identified certain events that occurred during third quarter 2010 that it determined were triggering events because they either resulted in lower expected

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

future cash flows or because they provided indications that market participants would value the Company’s reporting units below previous estimates of fair value. The triggering events that occurred in the third quarter included:

•	FFELP asset pricing information indicating market participants assume a greater uncertainty related to future cash flows and require a higher return on investment;

•	market bids related to the sale of a non-affiliated Guarantor business indicated a higher discount rate and greater uncertainty of future cash flows assumed;

•	the acquisition of FFELP assets by the Company that indicated a higher discount rate applied to future cash flows than previously estimated;

•	Upromise sale of a business line that provided an indication of how market participants view risks associated with future cash flows;

•	pricing pressures associated with new and existing business at the Upromise reporting unit; and

•	uncertainties related to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) legislation.

Because of the triggering events that occurred during the quarter and the preliminary assessment, the Company retained a third-party appraisal firm to perform Step 1 impairment testing as prescribed in ASC 350, “Intangibles — Goodwill and Other.” The fair value of each reporting unit was determined by weighting different valuation approaches, as applicable, with the primary approach being the income approach.

The income approach measures the value of each reporting unit’s future economic benefit determined by its discounted cash flows derived from the Company’s projections plus an assumed terminal growth rate adjusted for what it believes a market participant would assume in an acquisition. These projections are generally five-year projections that reflect the inherent risk a willing buyer would consider when valuing these businesses. If a component of a reporting unit is winding down or is assumed to wind down, the projections extend through the anticipated wind down period. These estimates may differ from how the Company views the prospective cash flows associated with the individual reporting units. As previously discussed, during the third quarter, new information regarding how market participants view the risks and uncertainties associated with future cash flows resulted in the Company adjusting down its forecasted cash flows and increasing the discount rates associated with these cash flows for the APG and Guarantor Servicing operating segments, resulting in a decline in value associated with these reporting units. With regard to Upromise,the Company determined that pricing pressures and certain risks associated with growing the business as well as the likelihood that a market participant would demand a higher discount rate and assume lower future expected cash flows than the Company’s own assumptions resulted in a decline in the fair value of this reporting unit.

Under the Company’s guidance, the third-party appraisal firm developed both an asset rate of return and an equity rate of return (or discount rate) for each reporting unit incorporating such factors as the risk free rate, a market rate of return, a measure of volatility (Beta) and a company specific and capital markets risk premium, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. The Company considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

more likely hypothetical scenario. Resulting discount rates and growth rates used for the Lending, APG, Guarantor Servicing, and Upromise reporting units were:

	Third Quarter 2010		Fourth Quarter 2009
	Discount Rate	Growth Rate	Discount Rate	Growth Rate

Lending(1)	13%	0.5%	11%	3%
APG(2)	14%	2.5%	10%	4%
Guarantor Servicing(2)	13%	0%	10%	0%
Upromise(2)	17%	2.5%	15%	4%

(1)	Assumes an equity sale; therefore, the discount rate is used to value the entire reporting unit.

(2)	Assumes an asset sale; therefore, the discount rate is used to value the assets of the reporting unit.

The discount rates reflect market based estimates of capital costs and are adjusted for management’s assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual reporting units. The discount rates are higher than the ones used in the 2009 annual impairment test primarily due to new information received in the third quarter of 2010 related to implied discount rates of similar transactions that priced or settled in the third quarter of 2010. In addition, the Dodd-Frank Act, which became law in the third quarter of 2010, creates uncertainty over particular parts of the business. In addition, the Upromise reporting unit had a significant reduction in future revenue expectations during the third quarter of 2010 related to contract negotiations. Management reviewed and approved the discount rates provided by the third-party appraiser including the factors incorporated to develop the discount rates for each reporting unit. For the valuation of the Lending reporting unit, which assumed an equity sale, the discount rate was applied to the reporting unit’s projected net cash flows and the residual or terminal value yielding the fair value of equity for the reporting unit. For valuations assuming an asset sale, the discount rates applicable to the individual reporting units were applied to the respective reporting units’ projected asset cash flows and residual or terminal values, as applicable, yielding the fair value of the assets for the respective reporting units. The estimated proceeds from the hypothetical asset sale were then used to payoff any liabilities of the reporting unit with the remaining cash equaling the fair value of the reporting unit’s equity.

The guideline company or market approach was also considered for the Company’s Lending reporting unit. The market approach generally measures the value of a reporting unit as compared to recent sales or offerings of comparable companies. The secondary market approach indicates value based on multiples calculated using the market value of minority interests in publicly traded comparable companies or guideline companies. Whether analyzing comparable transactions or the market value of minority interests in publicly traded guideline companies, consideration is given to the line of business and the operating performance of the comparable companies versus the reporting unit being tested.

The following table illustrates the carrying value of equity for each reporting unit and the estimated fair value determined in conjunction with Step 1 impairment testing in the third quarter of 2010.

	Carrying Value	Fair Value
(Dollars in millions)	of Equity	of Equity	$ Difference	% Difference

Lending	$3,530	$6,201	$2,671	76%
APG	641	405	(236)	(36)
Guarantor Servicing	97	91	(6)	(6)
Upromise	221	110	(111)	(50)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

The following table illustrates the book basis of equity for each reporting unit and the estimated fair value determined in conjunction with Step 1 impairment testing in the fourth quarter of 2009.

	Carrying Value	Fair Value
(Dollars in millions)	of Equity	of Equity	$ Difference	% Difference

Lending	$1,474	$3,270	$1,796	122%
APG	1,390	1,690	300	22
Guarantor Servicing	142	221	79	56
Upromise	297	430	133	45

The estimated fair value of the Company resulting from its third-quarter 2010 Step 1 impairment test was 29 percent higher than its market capitalization as of the valuation date. The Company views this as a reasonable “control premium.” Management reviewed and approved the valuation prepared by the appraisal firm for each reporting unit, including the valuation methods employed and the key assumptions used, such as the discount rates, growth rates and control premiums, as applicable, for each reporting unit. Management also performed stress tests of key assumptions using a range of discount rates and growth rates, as applicable. Based on the valuations performed in conjunction with Step 1 impairment testing and these stress tests, there was no indicated impairment for the Lending reporting unit and there was indicated impairment for the APG, Guarantor Services and Upromise reporting units in the third quarter testing.

Under the second step of the analysis, determining the implied fair value of goodwill requires valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As a result, the Company impaired the value of its goodwill by $402 million in its APG reporting unit, $140 million in its Upromise reporting unit and $62 million in its Guarantor Servicing reporting unit, which has been recorded as a charge in the third quarter of 2010.

Management acknowledges that the economic slowdown could adversely affect the operating results of the Company’s reporting units. If the forecasted performance of the Company’s reporting units is not achieved, or if the Company’s stock price declines to a depressed level resulting in deterioration in the Company’s total market capitalization, the fair value of the Lending reporting unit (which is the only reporting unit that has goodwill as of September 30, 2010) could be significantly reduced, and the Company may be required to record a charge, which could be material, for an impairment of goodwill.

In connection with management’s assessment of possible changes to the Company’s business, the Company is planning to redefine its operating segments and revise its reportable segments presentation in the fourth quarter of 2010, once certain decisions have been finalized with respect to how management will view the business on a going-forward basis.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

Goodwill by Reportable Segments

A summary of the Company’s goodwill by reportable segment is as follows:

	September 30,	December 31,
(Dollars in millions)	2010	2009

Lending	$387	$387
APG	—	402
Other	—	202

Total	$387	$991

Acquired Intangible Assets

Acquired intangible assets include the following:

		As of September 30, 2010
	Average		Accumulated
	Amortization	Cost	Impairment and
(Dollars in millions)	Period	Basis(1)	Amortization(1)	Net

Intangible assets subject to amortization:
Customer, services and lending relationships	13 years	$307	$(232)	$75
Software and technology	7 years	93	(90)	3
Non-compete agreements		11	(11)	—

Total		411	(333)	78
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	23	—	23

Total acquired intangible assets		$434	$(333)	$101

		As of December 31, 2009
	Average		Accumulated
	Amortization	Cost	Impairment and
(Dollars in millions)	Period	Basis(1)	Amortization(1)	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$332	$(208)	$124
Software and technology	7 years	98	(89)	9
Non-compete agreements		11	(11)	—

Total		441	(308)	133
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	54	—	54

Total acquired intangible assets		$495	$(308)	$187

(1)	Includes impairment amounts only if portion of the acquired intangible has been deemed impaired. When an acquired intangible is considered fully impaired the cost basis and any accumulated amortization related to the asset is written off.

Intangible asset impairment for the Upromise reporting unit totaled $53 million for both the three and nine months ended September 30, 2010 and $0 for the three and nine months ended September 30, 2009. Intangible asset impairment for the Lending reporting unit totaled $3 million for both the three and nine

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Goodwill and Acquired Intangible Assets (Continued)

months ended September 30, 2010 and $0 for both the three and nine months ended September 30, 2009 (see previous discussion regarding reasons for goodwill impairment testing).

The Company recorded amortization of acquired intangible assets from continuing operations totaling $10 million and $10 million for the three months ended September 30, 2010 and 2009, respectively and $29 million and $29 million for the nine months ended September 30, 2010 and 2009, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

5.	Borrowings

The following table summarizes the Company’s borrowings as of September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings	$3,422	$19,177	$22,599	$5,185	$22,797	$27,982
Unsecured term bank deposits	1,618	3,263	4,881	842	4,795	5,637
FHLB-DM facility	525	—	525	—	—	—
ED Participation Program facility	20,226	—	20,226	9,006	—	9,006
ED Conduit Program facility	15,426	—	15,426	14,314	—	14,314
ABCP borrowings	1,152	4,827	5,979	—	8,801	8,801
Securitizations	—	120,720	120,720	—	89,200	89,200
Indentured trusts	2	1,330	1,332	64	1,533	1,597
Other(1)	2,745	—	2,745	1,472	—	1,472

Total before hedge accounting adjustments	45,116	149,317	194,433	30,883	127,126	158,009
Hedge accounting adjustments	272	3,687	3,959	14	3,420	3,434

Total	$45,388	$153,004	$198,392	$30,897	$130,546	$161,443

(1)	At September 30, 2010, other primarily consists of $1.6 billion of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation, as well as $1.1 billion of unsecured other bank deposits. At December 31, 2009, other primarily consisted of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

The Company currently consolidates a number of financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. The Company is the primary beneficiary of and currently consolidates the following financing VIEs as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$20,226	$—	$20,226	$20,656	$162	$434	$21,252
ED Conduit Program facility	15,426	—	15,426	15,515	501	434	16,450
ABCP borrowings	1,152	4,827	5,979	6,418	94	54	6,566
Securitizations	—	120,720	120,720	124,269	4,605	3,436	132,310
Indentured trusts	2	1,330	1,332	1,608	160	16	1,784

Total before hedge accounting adjustments	36,806	126,877	163,683	168,466	5,522	4,374	178,362
Hedge accounting adjustments	—	1,597	1,597	—	—	—	—

Total	$36,806	$128,474	$165,280	$168,466	$5,522	$4,374	$178,362

	December 31, 2009
	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program facility	$9,006	$—	$9,006	$9,397	$115	$61	$9,573
ED Conduit Program facility	14,314	—	14,314	14,594	478	372	15,444
ABCP borrowings	—	8,801	8,801	9,929	204	100	10,233
Securitizations	—	89,200	89,200	93,021	3,627	3,083	99,731
Indentured trusts	64	1,533	1,597	1,898	172	24	2,094

Total before hedge accounting adjustments	23,384	99,534	122,918	128,839	4,596	3,640	137,075
Hedge accounting adjustments	—	1,479	1,479	—	—	—	—

Total	$23,384	$101,013	$124,397	$128,839	$4,596	$3,640	$137,075

The Department of Education (“ED”) Funding Programs

In August 2008, ED implemented the Purchase Program and the Participation Program pursuant to The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”). Under the Purchase Program, ED

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Loans eligible for the Participation or Purchase Programs are limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. In October 2010, the Company sold $20.4 billion of loans to ED and paid off $20.3 billion of advances outstanding under the Participation Program which concludes participation in the program.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and accepted eligible loans through July 1, 2010. The ED Conduit Program expires on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time, the notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through a put agreement at a price of 97 percent of the face amount of the loans. As of September 30, 2010, approximately $15.2 billion face amount of the Company’s Stafford and PLUS Loans were funded through the ED Conduit Program. For the third quarter of 2010, the average interest rate paid on this facility was approximately 0.77 percent.

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed commercial paper financing facilities (the “2008 Asset-Backed Financing Facilities”) to fund FFELP and Private Education Loans. In 2009, the FFELP facilities were subsequently amended and reduced and the Private Education facility was retired.

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

Borrowings under the 2010 Facility are non-recourse to the Company. The maximum amount the Company may borrow under the 2010 Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. In addition to the funding limits described above, funding under the 2010 Facility is subject to usual and customary conditions. The 2010 Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facility. Increases in the borrowing rate of up to LIBOR

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

plus 4.50 percent could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 2.00 percent to LIBOR plus 3.00 percent over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon. As of September 30, 2010, there was approximately $6.0 billion outstanding in this facility. The book basis of the assets securing this facility at September 30, 2010 was $6.6 billion.

Securitizations

On February 6, 2009, the Federal Reserve Bank of New York published proposed terms for a program designed to facilitate renewed issuance of consumer and small business ABS at lower interest rate spreads. The Term Asset-Backed Securities Loan Facility (“TALF”) was initiated on March 17, 2009 and provided investors who purchase eligible ABS with funding of up to five years. Eligible ABS include ‘‘AAA’’ rated student loan ABS backed by FFELP and Private Education Loans first disbursed since May 1, 2007. For student loan collateral, TALF expired on March 31, 2010.

In 2009, the Company completed four FFELP long-term ABS transactions totaling $5.9 billion. The FFELP transactions were composed primarily of FFELP Consolidation Loans which were not eligible for the ED Conduit Program or TALF.

During 2009, the Company completed $7.5 billion of Private Education Loan term ABS transactions, all of which were private placement transactions. On January 6, 2009, the Company closed a $1.5 billion 12.5 year ABS based facility (“Total Return Swap Facility”). This facility is used to provide up to $1.5 billion term financing for Private Education Asset-Backed Securities. The fully utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, the Company completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the ABS based facility for this issuance was $1.1 billion. The remaining $6.0 billion of Private Education Loan term ABS transactions were TALF-eligible.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

On August 18, 2010, the Company priced a $760 million FFELP ABS transaction. The transaction settled on August 26, 2010 and includes $738 million A Notes bearing a coupon of 1-month LIBOR plus 0.50 percent and $22 million B Notes bearing a coupon of 1-month LIBOR plus 0.90 percent. The B Notes were purchased by the Company in their entirety on the settlement date. This transaction was composed primarily of FFELP Stafford and PLUS loans.

The Company has $5.3 billion face amount of Private Education Loan securitization bonds outstanding at September 30, 2010, where the Company has the ability to call the bonds at a discount to par between 2011 and 2014. The Company has concluded that it is probable it will call these bonds at the call date at the respective discount. Probability is based on the Company’s assessment of whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, the Company is accreting this call discount as a reduction to interest expense through the call date. If it becomes less than probable that the Company will call these bonds at a future date, it will result in the Company reversing this prior accretion as a cumulative catch-up adjustment. The Company has accreted approximately $140 million, cumulatively, and $27 million in the third quarter of 2010 as a reduction of interest expense.

Auction Rate Securities

At September 30, 2010, the Company had $3.3 billion of taxable and $1.0 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of the Company’s auction rate securities’ interest rates are set. As a result, $3.4 billion of the Company’s auction rate securities as of September 30, 2010 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on the Company’s taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 0.81 percent during the third quarter of 2010. As of September 30, 2010, $0.9 billion of auction rate securities with shorter weighted average terms to maturity have had successful auctions, resulting in an average rate of 1.67 percent.

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

Federal Home Loan Bank of Des Moines (“FHLB-DM”)

On January 15, 2010, HICA Education Loan Corporation (“HICA”), a subsidiary of the Company, entered into a lending agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes federally-guaranteed student loans (but does not include Private Education Loans). The initial borrowing of $25 million at a rate of 0.23 percent under this facility occurred on January 15, 2010 and matured on January 22, 2010. The amount, price and tenor of future advances will vary and will be determined at the time of each borrowing. The maximum amount that can be borrowed, as of September 30, 2010, subject to available collateral, is

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Borrowings (Continued)

approximately $10 billion. As of September 30, 2010, borrowing under the facility totaled $525 million. The Company has provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

Other Funding Sources

Sallie Mae Bank

During the fourth quarter of 2008, Sallie Mae Bank, the Company’s Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits through intermediaries in the retail brokered Certificate of Deposit (“CD”) market and through retail deposit channels. As of September 30, 2010, bank deposits totaled $6.0 billion of which $4.9 billion were brokered term deposits, $0.8 billion were retail deposits and $0.3 billion were other deposits. In addition, the bank has deposits from affiliates totaling $0.5 billion that eliminate in the Company’s consolidated balance sheet. Cash and liquid investments totaled $2.7 billion as of September 30, 2010.

Under Sallie Mae Bank’s 2010 business plan submitted to its regulators, Sallie Mae Bank is permitted to declare and pay a dividend to its parent, SLM Corporation. The dividend must be permitted by Utah law and the Bank must be in compliance with its capital standards at the time of payment and be projected to maintain sufficient capital over a period of time. On October 28, 2010, Sallie Mae Bank paid a cash dividend of $400 million to the Company.

In addition to its deposit base, Sallie Mae Bank has borrowing capacity with the Federal Reserve Bank (“FRB”) through a collateralized lending facility. Borrowing capacity is limited by the availability of acceptable collateral. As of September 30, 2010, borrowing capacity was approximately $0.6 billion and there were no outstanding borrowings.

Unsecured Revolving Credit Facility

As of September 30, 2010, the Company had $1.6 billion in an unsecured revolving credit facility which provides liquidity support for general corporate purposes. This facility matures in October 2011. On May 5, 2010, the $1.9 billion revolving credit facility maturing in October 2010 was terminated.

The principal financial covenants in the unsecured revolving credit facility require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.3 billion as of September 30, 2010. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended September 30, 2010. In the past, the Company has not relied upon its unsecured revolving credit facilities as a primary source of liquidity. Although the Company has never borrowed under these facilities, the revolving credit facility maturing October 2011 remains available to be drawn upon for general corporate purposes.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. As a result of adopting the topic updates to ASC 810, the Company removed the $1.8 billion of Residual Interests (associated with its previously off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet (see Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model” for further details). While this accounting has changed, the Company’s economic interest in these assets remains unchanged.

Securitization Activity

The following table summarizes the Company’s securitization activity for the three and nine months ended September 30, 2010 and 2009. The securitizations in the periods presented below were accounted for as financings under ASC 860.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
		Loan		Loan		Loan		Loan
	No. of	Amount	No. of	Amount	No. of	Amount	No. of	Amount
(Dollars in millions)	Transactions	Securitized	Transactions	Securitized	Transactions	Securitized	Transactions	Securitized

Securitizations:
FFELP Stafford/PLUS Loans	1	$754	—	$—	2	$1,965	—	$—
FFELP Consolidation Loans	—	—	—	—	—	—	2	4,524
Private Education Loans	2	4,257	2	3,766	3	6,186	4	10,184

Total securitizations	3	$5,011	2	$3,766	5	$8,151	6	$14,708

The following table summarizes cash flows received from or paid to the previously off-balance sheet securitization trusts during the three and nine months ended September 30, 2009.

	Three Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2009	September 30, 2009

Net proceeds from new securitizations completed during the period	$—	$—
Cash distributions from trusts related to Residual Interests	100	368
Servicing fees received(1)	55	171
Purchases of previously transferred financial assets for representation and warranty violations	(1)	(6)
Reimbursements of borrower benefits	(9)	(26)
Purchases of delinquent Private Education Loans from securitization trusts using delinquent loan call option	—	—
Purchases of loans using clean-up call option	—	—

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of December 31, 2009. As noted previously, the Residual Interest was removed from the balance sheet on January 1, 2010.

	As of December 31, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests	$243	$791	$794	$1,828
Underlying securitized loan balance	5,377	14,369	12,986	32,732
Weighted average life	3.3 yrs.	9.0 yrs.	6.3 yrs.
Prepayment speed (annual rate)(2):
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

The Company recorded net unrealized mark-to-market gains/(losses) in “securitization servicing and Residual Interest revenue (loss)” of $13 million and $(338) million for the three and nine months ended September 30, 2009.

The $13 million unrealized mark-to-market gain in the third quarter of 2009 was primarily a result of decreases in the discount rates used to value the Residual Interests, increases in the fair value of the Embedded Fixed Rate Floor Income component of the Residual Interest and reductions in the life of loan CPR which were partially offset by higher than modeled defaults on Private Education Loans.

The $338 million mark-to-market loss for the nine months ended September 30, 2009 was primarily due to:

•	Higher than modeled Private Education Loan defaults resulted in a $262 million unrealized mark-to-market loss.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

•	Life of loan default rate assumptions for Private Education Loans were increased as a result of the continued weakening of the U.S. economy. This resulted in a $49 million unrealized mark-to-market loss.

•	The discount rate risk premium assumption related to the Private Education Loan Residual Interests was increased by 500 basis points to take into account the level of cash flow uncertainty and lack of liquidity that existed with the Residual Interests as of September 30, 2009. This resulted in a $126 million unrealized mark-to-market loss.

•	Decreases in life of loan CPR speeds used to value the Residual Interests resulted in a $62 million mark-to-market gain.

The table below shows the Company’s off-balance sheet Private Education Loan delinquencies as of September 30, 2009.

	Off-Balance Sheet
	Private Education
	Loan Delinquencies
	September 30, 2009
(Dollars in millions)	Balance	%

Loans in-school/grace/deferment(1)	$3,148
Loans in forbearance(2)	474
Loans in repayment and percentage of each status:
Loans current	8,516	90.0%
Loans delinquent 31-60 days(3)	312	3.3
Loans delinquent 61-90 days(3)	161	1.7
Loans delinquent greater than 90 days(3)	469	5.0

Total off-balance sheet Private Education Loans in repayment	9,458	100.0%

Total off-balance sheet Private Education Loans, gross	$13,080

(1)	Loans for borrowers who may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardships or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Student Loan Securitization (Continued)

The following table summarizes charge-off activity for Private Education Loans in the off-balance sheet trusts for the three and nine months ended September 30, 2009.

	Three Months	Nine Months
	Ended	Ended
(Dollars in millions)	September 30, 2009	September 30, 2009

Charge-offs	$150	$329
Charge-offs as a percentage of average loans in repayment (annualized)	6.2%	4.6%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	5.9%	4.3%
Ending off-balance sheet total Private Education Loans(1)	$13,280	$13,280
Average off-balance sheet Private Education Loans in repayment	$9,585	$9,543
Ending off-balance sheet Private Education Loans in repayment	$9,458	$9,458

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans (see Note 2, “Allowance for Loan Losses”).

7.	Derivative Financial Instruments

Derivative instruments are used as part of the Company’s interest rate and foreign currency risk management strategy and include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. (For a full discussion of the Company’s risk management strategy and use of derivatives, please see the Company’s 2009 Form 10-K, Note 9, “Derivative Financial Instruments,” to the consolidated financial statements.) The accounting for the Company’s derivatives requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company’s derivative instruments are classified and accounted for by the Company as fair value hedges, cash flow hedges or trading activities.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
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

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2010 and December 31, 2009, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2010 and 2009.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(Dollars in millions)	Exposure	2010	2009	2010	2009	2010	2009	2010	2009

Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$1,447	$684	$208	$133	$1,655	$817
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	2,594	2,932	94	44	2,688	2,976
Other(2)	Interest rate	—	—	—	—	32	—	32	—

Total derivative assets(3)		—	—	4,041	3,616	334	177	4,375	3,793
Derivative Liabilities
Interest rate swaps	Interest rate	(92)	(78)	—	(6)	(282)	(639)	(374)	(723)
Floor Income Contracts	Interest rate	—	—	—	—	(1,578)	(1,234)	(1,578)	(1,234)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(207)	(192)	(1)	(1)	(208)	(193)
Other(2)	Interest rate	—	—	—	—	(1)	(20)	(1)	(20)

Total derivative liabilities(3)		(92)	(78)	(207)	(198)	(1,862)	(1,894)	(2,161)	(2,170)

Net total derivatives		$(92)	$(78)	$3,834	$3,418	$(1,528)	$(1,717)	$2,214	$1,623

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of Euro-dollar futures contracts, the embedded derivatives in asset-backed financings, and derivatives related to the Company’s Total Return Swap Facility. The embedded derivatives are required to be accounted for as derivatives.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009

Gross position	$4,375	$3,793	$(2,161)	$(2,170)
Impact of master netting agreements	(1,084)	(1,009)	1,084	1,009

Derivative values with impact of master netting agreements (as carried on balance sheet)	3,291	2,784	(1,077)	(1,161)
Cash collateral (held) pledged	(1,666)	(1,268)	850	636

Net position	$1,625	$1,516	$(227)	$(525)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(Dollars in billions)	2010	2009	2010	2009	2010	2009	2010	2009

Notional Values
Interest rate swaps	$1.7	$1.7	$13.5	$12.4	$128.6	$148.2	$143.8	$162.3
Floor Income Contracts	—	—	—	—	39.3	47.1	39.3	47.1
Cross currency interest rate swaps	—	—	19.6	19.3	.3	.3	19.9	19.6
Other(1)	—	—	—	—	1.0	1.1	1.0	1.1

Total derivatives	$1.7	$1.7	$33.1	$31.7	$169.2	$196.7	$204.0	$230.1

(1)	“Other” includes Euro-dollar futures contracts, embedded derivatives bifurcated from securitization debt, as well as derivatives related to the Company’s Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended September 30,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Fair Value Hedges
Interest rate swaps	$277	$121	$119	$111	$(309)	$(132)	$87	$100
Cross currency interest rate swaps	1,855	813	87	124	(2,015)	(807)	(73)	130

Total fair value derivatives	2,132	934	206	235	(2,324)	(939)	14	230
Cash Flow Hedges
Interest rate swaps	(1)	—	(14)	(38)	—	—	(15)	(38)

Total cash flow derivatives	(1)	—	(14)	(38)	—	—	(15)	(38)
Trading
Interest rate swaps	85	91	(18)	70	—	—	67	161
Floor Income Contracts	(88)	(80)	(223)	(189)	—	—	(311)	(269)
Cross currency interest rate swaps	24	18	2	2	—	—	26	20
Other	33	(18)	34	(1)	—	—	67	(19)

Total trading derivatives	54	11	(205)	(118)	—	—	(151)	(107)

Total	2,185	945	(13)	79	(2,324)	(939)	(152)	85
Less: realized gains (losses) recorded in interest expense	—	—	192	197	—	—	192	197

Gains (losses) on derivative and hedging activities, net	$2,185	$945	$(205)	$(118)	$(2,324)	$(939)	$(344)	$(112)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Nine Months Ended September 30,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Fair Value Hedges
Interest rate swaps	$769	$(549)	$368	$287	$(847)	$583	$290	$321
Cross currency interest rate swaps	(1,227)	1,054	269	320	1,148	(1,308)	190	66

Total fair value derivatives	(458)	505	637	607	301	(725)	480	387
Cash Flow Hedges
Interest rate swaps	(1)	—	(44)	(77)	—	—	(45)	(77)

Total cash flow derivatives	(1)	—	(44)	(77)	—	—	(45)	(77)
Trading
Interest rate swaps	485	(511)	(18)	418	—	—	467	(93)
Floor Income Contracts	(111)	323	(656)	(500)	—	—	(767)	(177)
Cross currency interest rate swaps	51	(15)	5	3	—	—	56	(12)
Other	39	(68)	32	1	—	—	71	(67)

Total trading derivatives	464	(271)	(637)	(78)	—	—	(173)	(349)

Total	5	234	(44)	452	301	(725)	262	(39)
Less: realized gains (losses) recorded in interest expense	—	—	593	530	—	—	593	530

Gains (losses) on derivative and hedging activities, net	$5	$234	$(637)	$(78)	$301	$(725)	$(331)	$(569)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2010	2009	2010	2009

Total gains (losses) on cash flow hedges	$(10)	$(21)	$(36)	$(20)
Realized (gains) losses reclassified to interest expense(1)(2)(3)	9	24	31	49
Hedge ineffectiveness reclassified to earnings(1)(4)	—	—	—	—

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$(1)	$3	$(5)	$29

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	The Company expects to reclassify $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged at September 30, 2010 and December 31, 2009 related to derivative exposures between the Company and its derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2010	December 31, 2009

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,666	$1,268
Securities at fair value — corporate derivatives (not recorded in financial statements)(2)	—	112
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	702	717

Total collateral held	$2,368	$2,097

Derivative asset at fair value including accrued interest	$3,613	$3,119

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$850	$636
Securities at fair value (recorded in investments)(4)	—	25
Securities at fair value (recorded in restricted investments)(5)	38	25
Securities at fair value re-pledged (not recorded in financial statements)(5)(6)	—	87

Total collateral pledged	$888	$773

Derivative liability at fair value including accrued interest and premium receivable	$766	$758

(1)	At September 30, 2010 and December 31, 2009, $205 million and $447 million, respectively, were held in restricted cash accounts.

(2)	Effective with the downgrade in the Company’s unsecured credit ratings on May 13, 2009, certain counterparties restrict the Company’s ability to sell or re-pledge securities it holds as collateral.

(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

(4)	Counterparty does not have the right to sell or re-pledge securities.

(5)	Counterparty has the right to sell or re-pledge securities.

(6)	Represents securities the Company holds as collateral that have been pledged to other counterparties.

The Company’s corporate derivatives contain credit contingent features. At the Company’s current unsecured credit rating, it has fully collateralized its corporate derivative liability position (including accrued interest and net of premiums receivable) of $718 million with its counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. The Company currently has a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $80 million and has posted $78 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, the Company would be required to deliver assets totaling $2 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to the Company’s or trusts’ credit ratings.

At December 31, 2009, $381 million in collateral related to off-balance sheet trust derivatives were held by previously off-balance sheet trusts. Collateral posted by third parties to the off-balance sheet trusts cannot be sold or re-pledged by the trusts. As of January 1, 2010, the off-balance sheet trusts were consolidated with the adoption of topic updates to ASC 810. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards - Transfers of Financial Assets and the VIE Consolidation Model.”)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Other Assets

The following table provides detail on the Company’s other assets at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Accrued interest receivable	$3,431,951	32%	$2,566,984	26%
Derivatives at fair value	3,290,477	31	2,783,696	28
Income tax asset, net current and deferred	1,501,601	14	1,750,424	18
APG purchased paper receivables and real estate owned	183,160	2	286,108	3
Benefit and insurance-related investments	480,089	5	472,079	5
Fixed assets, net	312,932	3	322,481	3
Accounts receivable — general	686,932	6	807,086	8
Other loans	289,917	3	420,233	4
Other	476,390	4	511,500	5

Total	$10,653,449	100%	$9,920,591	100%

The “Derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a net gain position by counterparty, exclusive of accrued interest and collateral. At September 30, 2010 and December 31, 2009, these balances included $3.8 billion and $3.4 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of September 30, 2010 and December 31, 2009, the cumulative mark-to-market adjustment to the hedged debt was $(3.9) billion and $(3.4) billion, respectively.

9.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases and issuances for the three and nine months ended September 30, 2010 and 2009.

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
(Shares in millions)	2010	2009	2010	2009

Common shares repurchased:
Benefit plans(1)	.2	.1	.8	.2

Total shares repurchased	.2	.1	.8	.2

Average purchase price per share	$12.20	$17.81	$13.82	$22.91

Common shares issued	.2	7.0	1.6	7.4

Authority remaining at end of period for repurchases	38.8	38.8	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Stockholders’ Equity (Continued)

The closing price of the Company’s common stock on September 30, 2010 was $11.55.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive loss as of September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009

Net unrealized gains on investments(1)(2)	$3,236	$1,629
Net unrealized losses on derivatives(3)	(58,782)	(53,899)
Net gain on defined benefit pension plans(4)	11,387	11,445

Total accumulated other comprehensive loss	$(44,159)	$(40,825)

(1)	Net of tax expense of $2 million and $1 million as of September 30, 2010 and December 31, 2009, respectively.

(2)	Net unrealized gains (losses) on investments include currency translation gains of $.4 million and $.8 million as of September 30, 2010 and December 31, 2009, respectively.

(3)	Net of tax benefit of $34 million and $31 million as of September 30, 2010 and December 31, 2009, respectively.

(4)	Net of tax expense of $7 million and $7 million as of September 30, 2010 and December 31, 2009, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net income (loss) from continuing operations attributable to common stock	$(516,945)	$122,900	$23,624	$(20,685)
Adjusted for dividends of convertible preferred stock series C(1)	—	—	—	—

Net income (loss) from continuing operations attributable to common stock, adjusted	(516,945)	122,900	23,624	(20,685)
Net income (loss) from discontinued operations	3,211	(6,417)	3,211	(59,133)

Net income (loss) attributable to common stock, adjusted	$(513,734)	$116,483	$26,835	$(79,818)

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	484,936	470,280	484,678	467,960
Effect of dilutive securities:
Dilutive effect of convertible preferred stock series C(1)	—	—	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(2)	—	778	1,531	—

Dilutive potential common shares(3)	—	778	1,531	—

Weighted average shares used to compute diluted EPS	484,936	471,058	486,209	467,960

Basic earnings (loss) per common share:
Continuing operations	$(1.07)	$.26	$.05	$(.04)
Discontinued operations	.01	(.01)	.01	(.13)

Total	$(1.06)	$.25	$.06	$(.17)

Diluted earnings (loss) per common share:
Continuing operations	$(1.07)	$.26	$.05	$(.04)
Discontinued operations	.01	(.01)	.01	(.13)

Total	$(1.06)	$.25	$.06	$(.17)

(1)	The Company’s 7.25 percent mandatory convertible preferred stock Series C was issued on December 31, 2007. The mandatory convertible preferred stock will automatically convert on December 15, 2010, into between approximately 34 million shares and 41 million shares of common stock, depending upon the Company’s stock price at that time. Depending upon the amount of the mandatory convertible preferred stock outstanding as of that date, the actual number of shares of common stock issued may be less. These instruments were anti-dilutive for the three and nine months ended September 30, 2010 and 2009.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(3)	For the three and nine months ended September 30, 2010, stock options covering approximately 16 million shares for each period were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2009, stock options covering approximately 43 million shares for each period were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Stock-Based Compensation Plans and Arrangements

Stock Option Exchange Program

On May 17, 2010, the Company launched a one-time stock option exchange program to allow certain eligible employees (excluding the Company’s named executive officers and members of its Board of Directors) to exchange certain out-of-the-money options for new options with an exercise price equal to the fair market value of the Company’s stock as of the grant date. To be eligible for the exchange, the options had to have been granted on or before January 31, 2008, had an exercise price that was greater than or equal to $20.94 per share, had a remaining term that expired after January 1, 2011 and were outstanding as of the start date of the offer and at the time the offer expired. The offering period closed on June 14, 2010. On that date, 15.1 million options were tendered and exchanged for 8.0 million new options with an exercise price of $11.39. None of the replacement options were vested on the date of grant. Replacement options will vest in six months, twelve months or two annual installments following the grant date, depending on the original vesting status and vesting terms of the eligible options, and will maintain the original contractual term of the eligible options for which they were exchanged. The exchange program was designed so that the fair market value of the new options would not be greater than the fair market value of the options exchanged, and as a result, this stock option exchange did not result in incremental compensation expense to the Company.

The following table summarizes stock option activity for the nine months ended September 30, 2010.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Term	Value

Outstanding at December 31, 2009	43,294,720	$28.77
Granted	7,247,300	10.34
Granted in stock option exchange	7,962,176	11.39
Exercised	(623,713)	11.25
Canceled	(4,601,952)	27.36
Canceled in stock option exchange	(15,106,197)	35.87

Outstanding at September 30, 2010	38,172,334	$19.72	6.36 yrs	$—

Exercisable at September 30, 2010	16,705,129	$29.65	4.63 yrs	$—

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gains on debt repurchases	$18,025	$74,367	$199,156	$463,416
Late fees and forbearance fees	33,687	38,588	111,454	107,351
Asset servicing and other transaction fees	28,421	27,872	86,320	79,318
Loan servicing fees	19,315	16,677	55,778	35,410
Foreign currency translation gains (losses), net	(18,779)	(23,164)	(37,172)	10,828
Other	9,833	15,666	30,275	44,906

Total	$90,502	$150,006	$445,811	$741,229

The change in other income over the prior periods presented was primarily the result of the gains on debt repurchases and foreign currency translation gains (losses). The Company began repurchasing its outstanding debt in the second quarter of 2008 in both open-market repurchases and public tender offers. The Company repurchased $0.9 billion and $1.4 billion face amount of its senior unsecured notes for the quarters ended September 30, 2010 and 2009, respectively, and repurchased $3.6 billion and $2.7 billion face amount of its senior unsecured notes for the nine months ended September 30, 2010 and 2009, respectively. Since the second quarter of 2008, the Company has repurchased $8.9 billion face amount of its senior unsecured notes, with maturity dates ranging from 2008 to 2016. The foreign currency translation gains (losses) relate to a portion of the Company’s foreign currency denominated debt that does not receive hedge accounting treatment. These gains (losses) were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

13.	Restructuring Activities

Restructuring expenses of $11 million and $2 million were recorded in the three months ended September 30, 2010 and 2009, respectively. The following details the Company’s two restructuring efforts:

•	On March 30, 2010, President Obama signed into law H.R. 4872, HCERA, which included the SAFRA Act. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and requires all new federal loans to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law which will result in a significant reduction of operating costs due to the elimination of positions and facilities associated with the origination of FFELP loans.

In the third quarter of 2010, expenses associated with this restructuring plan were $10 million. Restructuring expenses for the nine months ended September 30, 2010 were $50 million, all of which was recorded in continuing operations. In connection with the HCERA restructuring effort, on July 1, 2010, the Company announced its corporate headquarters will be moving from Reston, VA to Newark, DE by March 31, 2011.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Restructuring Activities (Continued)

The Company is currently finalizing this restructuring plan and expects to incur an estimated $25 million of additional restructuring costs, including severance costs associated with job abolishments and other potential exit costs. The majority of these restructuring expenses incurred through September 30, 2010 and expected to be incurred in future periods are severance costs related to the planned elimination of approximately 2,500 positions, or approximately 30 percent of the current workforce.

•	In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. This plan focused on conforming our lending activities to the economic environment, exiting certain customer relationships and product lines, winding down or otherwise disposing of our debt purchased paper businesses, and significantly reducing our operating expenses. This restructuring plan was essentially completed in the fourth quarter of 2009. Under this plan, restructuring expenses of $1 million were recognized in continuing operations in the third quarter of 2010. Restructuring expenses from the fourth quarter of 2007 through the third quarter of 2010 totaled $133 million, of which $124 million was recorded in continuing operations and $9 million was recorded in discontinued operations. The majority of these restructuring expenses were severance costs related to the elimination of approximately 3,000 positions, or approximately 25 percent of the workforce prior to the restructuring. The Company estimates approximately $4 million of additional restructuring expenses will be incurred in the future related to this restructuring plan.

The following table summarizes the restructuring expenses incurred during the three and nine months ended September 30, 2010 and 2009 and cumulative restructuring expenses incurred through September 30, 2010 associated with the HCERA and CCRAA restructuring plans as discussed above.

					Cumulative
	Three Months Ended		Nine Months Ended		Expense(2) as of
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Severance costs	$9,850	$2,372	$52,308	$7,232	$148,608
Lease and other contract termination costs	1,193	(12)	2,581	730	12,988
Exit and other costs	39	132	141	1,636	13,222

Total restructuring costs from continuing operations(1)	11,082	2,492	55,030	9,598	174,818
Total restructuring costs from discontinued operations	—	1,100	—	3,197	8,621

Total	$11,082	$3,592	$55,030	$12,795	$183,439

(1)	Aggregate restructuring expenses from continuing operations incurred across the Company’s reportable segments during the three months ended September 30, 2010 and 2009 totaled $10 million and $2 million, respectively, in the Company’s Lending reportable segment, $2 million and $0, respectively, in the Company’s APG reportable segment, and $(1) million and $0, respectively, in the Company’s Other reportable segment. Aggregate restructuring expenses from continuing operations incurred across the Company’s reportable segments during the nine months ended September 30, 2010 and 2009 totaled $47 million and $8 million, respectively, in the Company’s Lending reportable segment, $3 million and $0, respectively, in the Company’s APG reportable segment, and $5 million and $2 million, respectively, in the Company’s Other reportable segment.

(2)	Cumulative expense incurred since the fourth quarter of 2007.

As of September 30, 2010 and 2009, since the fourth quarter of 2007, severance costs have been incurred in conjunction with the aggregate completed and planned position eliminations of approximately 5,500 and 2,800 positions, respectively, across all of the Company’s reportable segments, with position eliminations

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

13.	Restructuring Activities (Continued)

ranging from senior executives to clerical personnel. Lease and other contract termination costs and exit and other costs incurred during the nine months ended September 30, 2010 and 2009, respectively, related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

The following table summarizes changes in the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2008	$15,124	$2,798	$60	$17,982
Net accruals from continuing operations	11,196	890	1,681	13,767
Net accruals from discontinued operations	6,462	1,900	—	8,362
Cash paid	(23,587)	(1,807)	(1,741)	(27,135)

Balance at December 31, 2009	9,195	3,781	—	12,976
Net accruals from continuing operations	52,308	2,581	141	55,030
Net accruals from discontinued operations	—	—	—	—
Cash paid	(26,742)	(2,034)	(141)	(28,917)

Balance at September 30, 2010	$34,761	$4,328	$—	$39,089

14.	Fair Value Measurements

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
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

During the three and nine months ended September 30, 2010, there were no significant transfers of financial instruments between levels.

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

Cash and Investments (Including “Restricted Cash and Investments”)

Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. Investments classified as trading or available-for-sale are carried at fair value in the financial statements. Investments in U.S. Treasury securities consisted of T-bills that trade in active markets. The fair value was

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

determined using observable market prices. Investments in mortgage-backed securities are valued using observable market prices. These securities are primarily collateralized by real estate properties in Utah and are guaranteed by either a government sponsored enterprise or the U.S. government. Other investments (primarily municipal bonds) for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. These valuations are immaterial to the overall investment portfolio. The fair value of investments in Commercial Paper, Asset Backed Commercial Paper, or Demand Deposits that have a remaining term of less than 90 days when purchased are estimated at cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. At September 30, 2010, these investments consisted of overnight/weekly instruments with highly-rated counterparties. No additional adjustments were deemed necessary.

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

When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to the Company under derivatives with the Company, the Company fully collateralizes the exposure, minimizing the adjustment necessary to the derivative valuations for the Company’s credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for the Company’s exposure to counterparties net of adjustments for the counterparties’ exposure to the Company) decreased the valuations by $70 million at September 30, 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•	Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily T-Bill or Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $133 million at September 30, 2010. These derivatives are level 3 fair value estimates.

•	Cross-currency interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the respective currency), cross-currency basis spreads, and forward foreign currency exchange rates. The derivatives are primarily British Pound Sterling and Euro denominated. These inputs are observable inputs from active markets. Therefore, the resulting valuation is a level 2 fair value estimate. Amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Management makes assumptions concerning the extension features of derivatives hedging rate-reset notes denominated in a foreign currency. These inputs are not market observable; therefore, these derivatives are level 3 fair value estimates.

•	Floor Income Contracts — Derivatives are valued using an option pricing model. Inputs to the model include the LIBOR swap yield curve and LIBOR interest rate volatilities. The inputs are observable inputs in active markets and these derivatives are level 2 fair value estimates.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interests. Market transactions were not available to validate the models’ results.

The following tables summarize the valuation of the Company’s financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of September 30, 2010 and December 31, 2009.

	Fair Value Measurements on a Recurring
	Basis as of September 30, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments:
U.S. Treasury securities	$39	$—	$—	$39
Asset-backed securities	—	77	—	77
Commercial paper and asset-backed commercial paper	—	112	—	112
Guaranteed investment contracts	—	29	—	29
Other	—	14	—	14

Total available-for-sale investments	39	232	—	271
Derivative instruments:(1)
Interest rate swaps	—	1,524	131	1,655
Cross currency interest rate swaps	—	772	1,916	2,688
Other	—	—	32	32

Total derivative assets	—	2,296	2,079	4,375
Counterparty netting				(1,084)

Subtotal(3)				3,291
Cash collateral held				(1,666)

Net derivative assets				1,625

Total	$39	$2,528	$2,079	$1,896

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(142)	$(232)	$(374)
Floor Income Contracts	—	(1,578)	—	(1,578)
Cross currency interest rate swaps	—	(85)	(123)	(208)
Other	(1)	—	—	(1)

Total derivative instruments	(1)	(1,805)	(355)	(2,161)
Counterparty netting				1,084

Subtotal(3)				(1,077)
Cash collateral pledged				850

Net derivative liabilities				(227)

Total	$(1)	$(1,805)	$(355)	$(227)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
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

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis during the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010
	Derivative instruments
			Cross
			Currency		Total
	Interest	Floor Income	Interest		Derivative
(Dollars in millions)	Rate Swaps	Contracts	Rate Swaps	Other	Instruments

Balance, beginning of period	$(162)	$—	$423	$(9)	$252
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	65	—	1,414	33	1,512
Included in other comprehensive income	—	—	—	—	—
Purchases, issuances and settlements	(4)	—	(44)	8	(40)
Transfers in and/or out of level 3	—	—	—	—	—

Balance, end of period	$(101)	$—	$1,793	$32	$1,724

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(3)	$(17)	$—	$1,371	$32	$1,386

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

	Nine Months Ended September 30, 2010
		Derivative instruments
				Cross
				Currency		Total
	Residual	Interest	Floor Income	Interest		Derivative
(Dollars in millions)	Interests	Rate Swaps	Contracts	Rate Swaps	Other	Instruments	Total

Balance, beginning of period	$1,828	$(272)	$(54)	$1,596	$(18)	$1,252	$3,080
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	169	3	328	37	537	537
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances and settlements	—	2	51	(131)	13	(65)	(65)
Removal of Residual Interests(2)	(1,828)	—	—	—	—	—	(1,828)
Transfers in and/or out of level 3	—	—	—	—	—	—	—

Balance, end of period	$—	$(101)	$—	$1,793	$32	$1,724	$1,724

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(3)	$—	$45	$—	$197	$38	$280	$280

	Three Months Ended September 30, 2009					Nine Months Ended September 30, 2009
	Residual		Derivative			Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total	Interests		Instruments		Total

Balance, beginning of period	$1,821		$790		$2,611	$2,200		$(341)		$1,859
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	117		357		474	18		233		251
Included in other comprehensive income	—		—		—	—		—		—
Purchases, issuances and settlements	(100)		131		31	(380)		318		(62)
Transfers in and/or out of level 3	—		—		—	—		1,068		1,068

Balance, end of period	$1,838		$1,278		$3,116	$1,838		$1,278		$3,116

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$13	(4)	$474	(3)	$487	$(338	)(4)	$552	(3)	$214

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009

Securitization servicing and Residual Interest revenue	$—	$117	$—	$18
Gains (losses) on derivative and hedging activities, net	1,470	414	411	386
Interest expense	42	(57)	126	(153)

Total	$1,512	$474	$537	$251

(2)	Upon adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts. (See Note 1, “Significant Accounting Policies — Recently Issued Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further discussion.)

(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(4)	Recorded in “securitization servicing and Residual Interest revenue” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

14.	Fair Value Measurements (Continued)

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments, as of September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$147,329	$146,593	$736	$119,747	$121,053	$(1,306)
Private Education Loans	31,075	35,542	(4,467)	20,278	22,753	(2,475)
Other loans (presented in “other assets” on the balance sheet)	97	290	(193)	219	420	(201)
Cash and investments	12,830	12,830	—	13,253	13,253	—

Total earning assets	191,331	195,255	(3,924)	153,497	157,479	(3,982)

Interest-bearing liabilities
Short-term borrowings	45,369	45,388	19	30,988	30,897	(91)
Long-term borrowings	142,092	153,004	10,912	123,049	130,546	7,497

Total interest-bearing liabilities	187,461	198,392	10,931	154,037	161,443	7,406

Derivative financial instruments
Floor Income/Cap contracts	(1,578)	(1,578)	—	(1,234)	(1,234)	—
Interest rate swaps	1,281	1,281	—	94	94	—
Cross currency interest rate swaps	2,480	2,480	—	2,783	2,783	—
Other	31	31	—	(20)	(20)	—
Other
Retained Interest in off-balance sheet securitized loans	—	—	—	1,828	1,828	—

Excess of net asset fair value over carrying value			$7,007			$3,424

15.	Commitments and Contingencies

On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington (Mark A. Arthur et al. v. SLM Corporation). The suit complains that the Company allegedly contacted “tens of thousands” of consumers on their cellular telephones without their prior express consent in violation of the Telephone Consumer Protection Act, § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On April 5, 2010, Plaintiffs filed a First Amended Class Action Complaint changing the defendant from SLM Corporation to Sallie Mae, Inc. The parties in this matter have reached a tentative settlement which is subject to court approval and other conditions. On September 14, 2010, the United States District Court for the Western District of Washington agreed to Plaintiff’s Motion for Preliminary Approval of Settlement Agreement. The Company has vigorously denied all claims asserted against it, but agreed to the settlement to avoid the burden and expense of continued litigation. If the settlement receives final approval from the Court,

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

15.	Commitments and Contingencies (Continued)

settlement awards will be made to eligible class members on a claims-made basis from a settlement fund of $19.5 million, and class members may opt out of certain calls to their cellular telephones. The Court has set a final approval hearing for December 17, 2010. The Company recorded $19.5 million of contingency expense in the second quarter of 2010 related to this matter.

In U.S. ex rel. Oberg v. Nelnet, et al., the United States District Court for the Eastern District of Virginia entered a Stipulation of Dismissal on October 25, 2010. The Company was voluntarily dismissed from the case. Southwest Student Services Corporation vigorously denied all claims asserted against it, but agreed to a $6 million settlement to avoid the burden and expense of continued litigation. The Company recorded $6 million of contingency expense in the third quarter of 2010 related to this matter.

On September 24, 2010, the United States District Court for the Southern District of New York in In Re SLM Corporation Securities Litigation, denied in part and granted in part Defendants’ Motion to Dismiss. The Court denied the Motion to Dismiss as to Mr. Albert Lord and the Company, but dismissed Mr. C.E. Andrews as a defendant in the action. At this time management does not believe it is possible to estimate a range of potential exposure.

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

Based on current knowledge, reserves have been established for certain litigation or regulatory matters where the loss is both probable and estimable. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on the consolidated financial position, liquidity, results of operations or cash flows of the Company.

16.	Income Taxes

Income tax expense from continuing operations was $225 million in the nine months ended September 30, 2010 compared with income tax expense of $32 million in the year-ago period, resulting in effective tax rates of 74 percent and 30 percent, respectively. The change in the effective tax rate in the first nine months of 2010 compared with the year-ago period was primarily driven by the impact of non-deductible goodwill impairments

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

16.	Income Taxes (Continued)

recorded in the first nine months of 2010, state tax rate changes and state law changes recorded in both periods, and the reduction of tax and interest on state uncertain tax positions in the first nine months of 2009.

Accounting for Uncertainty in Income Taxes

The unrecognized tax benefits changed from $104 million at December 31, 2009 to $79 million at September 30, 2010, and accrued interest changed from $7 million at December 31, 2009 to $10 million at September 30, 2010. Included in the $79 million are $18 million of unrecognized tax benefits that if recognized, would favorably impact the effective tax rate. These changes result primarily from incorporating into the Company’s unrecognized tax benefits analysis new information received from the IRS during the second quarter as a part of the 2007-2008 exam cycle, from adding a new issue related to a state filing position in the second quarter and the third quarter settlement of the 2004 audit which had been referred to Joint Committee by IRS Appeals. Several other less significant amounts of unrecognized tax benefits were also added during the quarter.

17.	Segment Reporting

The Company has two primary operating segments — the Lending operating segment and the APG operating segment. The Lending and APG operating segments meet the quantitative thresholds for reportable segments. Accordingly, the results of operations of the Company’s Lending and APG segments are presented below. The Company has smaller operating segments including the Guarantor Servicing, Loan Servicing, and Upromise operating segments, as well as certain other products and services provided to colleges and universities which do not meet the required quantitative thresholds of reportable segments. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined within the Other reportable segment. As discussed in Note 4, “Goodwill and Acquired Intangible Assets,” the Company is planning to redefine its operating segments and revise its reportable segments presentation in the fourth quarter of 2010.

In the first quarter of 2010, the Company changed its methodology to allocate corporate overhead to each business segment. In addition, the Company refined its methodology for allocating information technology expenses. Following these changes, all corporate overhead is allocated to a business segment. Previously, only certain overhead costs were specifically allocated and the rest remained in the Other reportable segment. The segment results for the three and nine months ended September 30, 2009 have been updated to reflect these changes in expense allocations.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the nine months ended September 30, 2010 and 2009. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the APG and Other segments. For the three months ended September 30, 2010 and 2009, USA Funds accounted for 27 percent and 22 percent, respectively, of the aggregate revenues generated by the Company’s APG and Other segments and 23 percent and 17 percent, respectively, for the nine months ended September 30, 2010 and 2009. No other customers accounted for more than 10 percent of total revenues in those segments for the periods mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both FFELP loans and Private Education Loans. As of September 30, 2010, the Company managed $182 billion of student loans, of which $147 billion or 80 percent are federally insured, and has 10 million student and parent customers. The Company’s mortgage and other consumer loan portfolio totaled $289 million at September 30, 2010.

Private Education Loans consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either capped federally insured loans or the borrowers’ resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. In the past, a Private Education Loan was typically made in conjunction with a FFELP Stafford loan and as a result has been marketed through the same marketing channels as FFELP loans. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. The Company manages this additional risk through historical risk-performance underwriting strategies, the addition of qualified cosigners and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

The following table includes asset information for the Company’s Lending segment.

	September 30,	December 31,
	2010	2009

FFELP Stafford and Other Student Loans, net	$46,026	$42,979
FFELP Stafford Loans Held-for-Sale	20,655	9,696
FFELP Consolidation Loans, net	79,912	68,379
Private Education Loans, net	35,542	22,753
Cash and investments(1)	11,924	12,387
Retained Interest in off-balance sheet securitized loans	—	1,828
Other(2)	10,699	9,818

Total assets	$204,758	$167,840

(1)	Includes restricted cash and investments.
(2)	Other assets include other loans, accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
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

Net income attributable to SLM Corporation from discontinued operations was $3 million for the third quarter of 2010 compared with a net loss of $6 million for the third quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. The year-ago quarter included $7 million of after-tax asset impairments.

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company has not bought any additional purchased paper in excess of these obligations. The Company recognized impairments of $3 million and $9 million in the third quarters of 2010 and 2009, respectively. The impairments are the result of the impact of the economy on the ability to collect on these assets. Similar to the Purchased Paper — Mortgage/Properties business discussion above, when the Purchased Paper — Non-Mortgage business either sells all of its remaining assets (or qualifies as held-for-sale) or completely winds down its operations, its results will be shown as discontinued operations.

At September 30, 2010 and December 31, 2009, the APG business segment had total assets of $564 million and $1.1 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
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

At September 30, 2010 and December 31, 2009, the Other reportable segment had total assets of $785 million and $1.2 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2010
				Total “Core		Total
(Dollars in millions)	Lending	APG	Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$319	$—	$—	$319	$1	$320
FFELP Consolidation Loans	410	—	—	410	155	565
Private Education Loans	611	—	—	611	—	611
Other loans	7	—	—	7	—	7
Cash and investments	4	—	4	8	—	8

Total interest income	1,351	—	4	1,355	156	1,511
Total interest expense	599	—	—	599	40	639

Net interest income	752	—	4	756	116	872
Less: provisions for loan losses	358	—	—	358	—	358

Net interest income after provisions for loan losses	394	—	4	398	116	514
Contingency fee revenue	—	84	—	84	—	84
Collections revenue	—	13	—	13	—	13
Guarantor servicing fees	—	—	16	16	—	16
Other income (loss)	57	—	56	113	(366)	(253)

Total other income (loss)	57	97	72	226	(366)	(140)
Direct operating expenses	165	66	61	292	—	292
Overhead expenses	17	8	2	27	—	27

Operating expenses	182	74	63	319	—	319
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	670	670
Restructuring expenses	10	2	(1)	11	—	11

Total expenses	192	76	62	330	670	1,000

Income (loss) from continuing operations before income tax expense (benefit)	259	21	14	294	(920)	(626)
Income tax expense (benefit)(1)	95	8	5	108	(236)	(128)

Net income (loss) from continuing operations	164	13	9	186	(684)	(498)
Income from discontinued operations, net of tax	—	3	—	3	—	3

Net income (loss) attributable to SLM Corporation	$164	$16	$9	$189	$(684)	$(495)

Economic Floor Income (net of tax) not included in “Core Earnings”	$12	$—	$—	$12

(1)	Income taxes are based on a percentage of net income before tax for each reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2010
			Net Impact
	Net Impact of		of Goodwill and
	Derivative	Net Impact of	Acquired
(Dollars in millions)	Accounting	Floor Income	Intangibles	Total

Net interest income (loss) after provisions for loan losses	$183	$(67)	$—	$116
Total other income (loss)	(366)	—	—	(366)
Total expenses	—	—	670	670

Loss from continuing operations, before income tax benefit	(183)	(67)	(670)	(920)
Income from discontinued operations, net of tax	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$(183)	$(67)	$(670)	(920)

Income tax benefit				(236)

Net loss attributable to SLM Corporation				$(684)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

	Three Months Ended September 30, 2009
				Total “Core		Total
(Dollars in millions)	Lending	APG	Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$340	$—	$—	$340	$(37)	$303
FFELP Consolidation Loans	430	—	—	430	52	482
Private Education Loans	561	—	—	561	(165)	396
Other loans	11	—	—	11	—	11
Cash and investments	3	—	5	8	(1)	7

Total interest income	1,345	—	5	1,350	(151)	1,199
Total interest expense	660	—	—	660	14	674

Net interest income	685	—	5	690	(165)	525
Less: provisions for loan losses	448	—	—	448	(127)	321

Net interest income after provisions for loan losses	237	—	5	242	(38)	204
Contingency fee revenue	—	82	—	82	—	82
Collections revenue	—	21	—	21	—	21
Guarantor servicing fees	—	—	48	48	—	48
Other income	129	—	56	185	21	206

Total other income	129	103	104	336	21	357
Direct operating expenses	144	75	56	275	—	275
Overhead expenses	17	9	3	29	—	29

Operating expenses	161	84	59	304	—	304
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	9	9
Restructuring expenses	2	—	—	2	—	2

Total expenses	163	84	59	306	9	315

Income from continuing operations before income tax expense	203	19	50	272	(26)	246
Income tax expense	75	9	18	102	(21)	81

Net income from continuing operations	128	10	32	170	(5)	165
Loss from discontinued operations, net of tax	—	(6)	—	(6)	—	(6)

Net income attributable to SLM Corporation	$128	$4	$32	$164	$(5)	$159

Economic Floor Income (net of tax) not included in “Core Earnings”	$23	$—	$—	$23

(1)	Income taxes are based on a percentage of net income before tax for the reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2009
				Net Impact
	Net Impact of	Net Impact of		of Goodwill and
	Securitization	Derivative	Net Impact of	Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(232)	$75	$(8)	$—	$(165)
Less: provisions for loan losses	(127)	—	—	—	(127)

Net interest income (loss) after provisions for loan losses	(105)	75	(8)	—	(38)
Total other income (loss)	133	(112)	—	—	21
Total expenses	—	—	—	10	10

Income (loss) from continuing operations, before income tax benefit	$28	$(37)	$(8)	$(10)	(27)
Loss from discontinued operations, net of tax	—	—	—	—	—

Total “Core Earnings” adjustments to GAAP	28	(37)	(8)	(10)	(27)

Income tax benefit					(22)

Net loss attributable to SLM Corporation					$(5)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2010
				Total “Core		Total
(Dollars in millions)	Lending	APG	Other	Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$918	$—	$—	$918	$11	$929
FFELP Consolidation Loans	1,192	—	—	1,192	447	1,639
Private Education Loans	1,751	—	—	1,751	—	1,751
Other loans	23	—	—	23	—	23
Cash and investments	6	—	13	19	—	19

Total interest income	3,890	—	13	3,903	458	4,361
Total interest expense	1,686	—	—	1,686	53	1,739

Net interest income	2,204	—	13	2,217	405	2,622
Less: provisions for loan losses	1,099	—	—	1,099	—	1,099

Net interest income after provisions for loan losses	1,105	—	13	1,118	405	1,523
Contingency fee revenue	—	252	—	252	—	252
Collections revenue	—	52	—	52	—	52
Guarantor servicing fees	—	—	75	75	—	75
Other income	327	—	165	492	(371)	121

Total other income	327	304	240	871	(371)	500
Direct operating expenses	477	217	176	870	—	870
Overhead expenses	65	30	9	104	—	104

Operating expenses	542	247	185	974	—	974
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	689	689
Restructuring expenses	47	3	5	55	—	55

Total expenses	589	250	190	1,029	689	1,718

Income from continuing operations before income tax expense	843	54	63	960	(655)	305
Income tax expense	309	20	23	352	(127)	225

Net income from continuing operations	534	34	40	608	(528)	80
Income from discontinued operations, net of tax	—	3	—	3	—	3

Net income attributable to SLM Corporation	$534	$37	$40	$611	$(528)	$83

Economic Floor Income (net of tax) not included in “Core Earnings”	$16	$—	$—	$16

(1)	Income taxes are based on a percentage of net income before tax for the reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2010
			Net Impact
	Net Impact of		of Goodwill and
	Derivative	Net Impact of	Acquired
(Dollars in millions)	Accounting	Floor Income	Intangibles	Total

Net interest income (loss) after provisions for loan losses	$610	$(205)	$—	$405
Total other income (loss)	(371)	—	—	(371)
Total expenses	—	—	689	689

Income (loss) from continuing operations, before income tax benefit	239	(205)	(689)	(655)
Income from discontinued operations, net of tax	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$239	$(205)	$(689)	(655)

Income tax benefit				(127)

Net loss attributable to SLM Corporation				$(528)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2009
						Total “Core		Total
(Dollars in millions)	Lending	APG		Other		Earnings”	Adjustments(2)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,012		$—		$—	$1,012	$(42)	$970
FFELP Consolidation Loans	1,263		—		—	1,263	169	1,432
Private Education Loans	1,683		—		—	1,683	(507)	1,176
Other loans	46		—		—	46	—	46
Cash and investments	8		—		14	22	(2)	20

Total interest income	4,012		—		14	4,026	(382)	3,644
Total interest expense	2,450		—		—	2,450	70	2,520

Net interest income	1,562		—		14	1,576	(452)	1,124
Less: provisions for loan losses	1,199		—		—	1,199	(349)	850

Net interest income after provisions for loan losses	363		—		14	377	(103)	274
Contingency fee revenue	—		230		—	230	—	230
Collections revenue	—		88		—	88	1	89
Guarantor servicing fees	—		—		107	107	—	107
Other income	591		—		152	743	(410)	333

Total other income	591		318		259	1,168	(409)	759
Direct operating expenses	401		235		154	790	—	790
Overhead expenses	58		30		9	97	—	97

Operating expenses	459		265		163	887	—	887
Goodwill and acquired intangible assets impairment and amortization expense	—		—		—	—	29	29
Restructuring expenses	8		—		2	10	—	10

Total expenses	467		265		165	897	29	926

Income from continuing operations, before income tax expense	487		53		108	648	(541)	107
Income tax expense(1)	180		20		40	240	(208)	32

Net income from continuing operations	307		33		68	408	(333)	75
Loss from discontinued operations, net of tax	—		(59)		—	(59)	—	(59)

Net income (loss) attributable to SLM Corporation	$307		$(26)		$68	$349	$(333)	$16

Economic Floor Income (net of tax) not included in “Core Earnings”	$191	$		$		$191

(1)	Income taxes are based on a percentage of net income before tax for the reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2009
				Net Impact
	Net Impact of	Net Impact of		of Goodwill and
	Securitization	Derivative	Net Impact of	Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(705)	$92	$161	$—	$(452)
Less: provisions for loan losses	(349)	—	—	—	(349)

Net interest income (loss) after provisions for loan losses	(356)	92	161	—	(103)
Collections revenue	1	—	—	—	1
Other income (loss)	159	(569)	—	—	(410)

Total other income (loss)	160	(569)	—	—	(409)
Total expenses	—	—	—	29	29

Income (loss) from continuing operations, before income tax benefit	(196)	(477)	161	(29)	(541)
Loss from discontinued operations, net of tax	—	—	—	—	—

Total “Core Earnings” adjustments to GAAP	$(196)	$(477)	$161	$(29)	(541)

Income tax benefit					(208)

Net loss attributable to SLM Corporation					$(333)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

17.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2010	2009	2010	2009

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$—	$28	$—	$(196)
Net impact of derivative accounting(2)	(183)	(37)	239	(477)
Net impact of Floor Income(3)	(67)	(8)	(205)	161
Net impact of goodwill and acquired intangibles(4)	(670)	(10)	(689)	(29)
Net tax effect(5)	236	22	127	208

Total “Core Earnings” adjustments to GAAP	$(684)	$(5)	$(528)	$(333)

(1)	Securitization Accounting: Under GAAP, prior to the adoption of topic updates to ASC 810, “Consolidation,” on January 1, 2010, certain securitization transactions in our Lending operating segment were accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, the Company presented all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “securitization servicing and Residual Interest revenue (loss)” presented in accordance with GAAP, were excluded from “Core Earnings” and were replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. The Company also excluded transactions with our off-balance sheet trusts from “Core Earnings” as they were considered intercompany transactions on a “Core Earnings” basis. On January 1, 2010, upon the adoption of topic updates to ASC 810, which resulted in the consolidation of these previously off-balance sheet securitization trusts, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting (see “RECENT DEVELOPMENTS — Recently Adopted Accounting Standards — VIE Consolidation Model”).

(2)	Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the mark-to-market derivative valuations on derivatives that do not qualify for hedge accounting treatment under GAAP. These unrealized gains and losses occur in our Lending operating segment. In our “Core Earnings” presentation, the Company recognized the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in our Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company only includes such income in “Core Earnings” when it is Fixed Rate Floor Income that is economically hedged. The Company employs derivatives, primarily Floor Income Contracts, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” the Company reverses the fair value adjustments on the Floor Income Contracts economically hedging Floor Income and includes in income the amortization of net premiums received on contracts economically hedging Fixed Rate Floor Income.

(4)	Goodwill and Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
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

The following table summarizes the discontinued assets and liabilities of the Purchased Paper — Mortgage/Properties business at September 30, 2010 and December 31, 2009, respectively.

	September 30,	December 31,
	2010	2009

Assets:
Cash and cash equivalents	$158	$351
Other assets	10,338	34,072

Assets of discontinued operations	$10,496	$34,423

Liabilities:
Liabilities of discontinued operations	$4,037	$24,157

At December 31, 2009, other assets of the Company’s discontinued operations consist of a receivable from SLM Corporation associated with the 2009 net operating loss generated by its discontinued operations, which has been utilized by SLM Corporation and its subsidiaries in its 2009 consolidated U.S. federal income tax return. In the third quarter of 2010, this receivable was settled with SLM Corporation and the remaining receivable at September 30, 2010 consists of refunds pending from states and a receivable from SLM Corporation for state unitary/combined returns.

The following table summarizes the discontinued operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operations:
Income (loss) from discontinued operations before income taxes	$5,000	$(12,477)	$5,000	$(94,813)
Income tax expense (benefit)	1,789	(6,060)	1,789	(35,680)

Income (loss) from discontinued operations, net of taxes	$3,211	$(6,417)	$3,211	$(59,133)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

18.	Discontinued Operations (Continued)

19.	Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, legislation to reform and strengthen the regulation of the financial services sector. Several components of the legislation will have an impact on the Company’s business lines, including the new Consumer Financial Protection Bureau and new requirements for derivatives and securitizations. These effects are likely to be similar to those for other financial services companies substantially engaged in consumer lending and will largely depend on the implementing regulations. Management is currently evaluating the effect on the Company.

The Health Care and Education Reconciliation Act of 2010

On March 30, 2010, President Obama signed into law HCERA, which included the SAFRA Act. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and requires that all new federal loans are to be made through the DSLP. The new law does not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law. This restructuring will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete.

The following summarizes the expected impact on the Company’s business as a result of HCERA:

1.	The Company will no longer originate FFELP loans and therefore will no longer earn revenue on newly originated FFELP loan volume after 2010. The Company earned $284 million in revenue in 2009 related to selling FFELP loans to ED as part of the Purchase Program and expects to earn approximately $315 million of revenue in the fourth quarter of 2010 related to this program. The Company also earned $40 million in 2009 and $102 million during the nine months ended September 30, 2010 in net interest income on the loans before selling them to ED. The net interest income that the Company earns on its FFELP loan portfolio will decline over time as the FFELP loans on the Company’s balance sheet pay down.

2.	The Company earns revenue collecting on delinquent and defaulted FFELP loans as well as guarantor account maintenance fees which are based on the size of the underlying guarantor portfolio. This revenue totaled $265 million in 2009 and $232 million during the nine months ended September 30, 2010. Because there will no longer be any new FFELP loan originations, this collections revenue and guarantor account maintenance fee revenue will decline over time as the underlying guarantor portfolios wind down. These revenues are recorded in contingency fee revenue and guarantor servicing fees.

3.	Prior to July 1, 2010, the Company earned guarantor issuance fees on new FFELP guarantees. This revenue totaled $64 million in 2009 and $31 million for the nine months ended September 30, 2010 and was recorded in guarantor servicing fees. The Company will no longer earn this revenue.

20.	Subsequent Events

Department of Education Funding Programs and Servicing Contract

On October 11, 2010, the Company sold to the Department of Education (“ED”) approximately $20.4 billion face amount of loans as part of the Loan Purchase Commitment Program (“Purchase Program”) (see “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”). Outstanding debt of

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2010 and for the three and nine months ended
September 30, 2010 and 2009 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

20.	Subsequent Events (Continued)

$20.3 billion has been paid down related to the Loan Purchase Participation Program (the “Participation Program”) in connection with this loan sale. The Company is servicing approximately 3.3 million accounts ($42 billion of loans) under the ED Servicing Contract after the sale of these loans.

Asset Purchase Agreement with the Student Loan Corporation

On September 17, 2010, the Company announced that it had reached an agreement to purchase an interest in $28 billion of securitized federal student loans and related assets from the Student Loan Corporation (“SLC”), a subsidiary of Citibank, N.A. The assets to be purchased include the residual interest in 13 of SLC’s 14 FFELP loan securitizations and its interest in SLC Funding Note Issuer related to ED’s Straight-A Funding asset-backed commercial paper conduit. The transaction also involves the right to service the underlying FFELP loans and administer the securitization trusts. The Company expects to be the primary beneficiary of these trusts and therefore expects to consolidate the trusts onto the Company’s balance sheet at closing. In addition, the Company contracted the right to service approximately $1.1 billion of additional FFELP securitized assets from SLC. (The Company does not expect to consolidate the underlying trusts because it does not expect to be the primary beneficiary of these trusts.) In the aggregate, approximately $28 billion in FFELP loans are involved. The aggregate purchase price is expected to be approximately $1.1 billion and will be payable in cash at the closing of the transaction. The Company anticipates the closing to occur in the fourth quarter of 2010 subject to receipt of necessary approvals.

The transaction will be funded by a 5-year term loan provided by Citibank in an amount equal to the purchase price. The loan will be secured by the purchased assets and guaranteed by SLM Corporation. The loan will bear interest at a rate of LIBOR plus 4.50 percent, and be subject to scheduled quarterly payments of the lesser of (i) 2.50 percent of the original principal amount of the term loan or (ii) the residual cash flow derived from the assets securing the loan.

The asset purchase agreement includes customary representations, warranties and covenants. Additional covenants require that each of the parties use commercially reasonable efforts to cause the closing of the transactions to be completed including with regard to receiving SLC shareholder, ED and other requisite approvals and restricting SLC’s ability to solicit alternative acquisition proposals or provide information or engage in discussions with third parties related thereto. Citibank has also agreed to facilitate the transaction by providing specific indemnifications to the Company.

As part of the transaction, the Company will enter into agreements with each of the securitization trusts to become the subservicer and administrator for these trusts. The Company contemplates converting all of the underlying loans to its servicing platform shortly after closing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2010 and 2009
(Dollars in millions, except per share amounts, unless otherwise noted)

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

RECENT DEVELOPMENTS

Department of Education Funding Programs and Servicing Contract

On October 11, 2010, the Company sold to the Department of Education (“ED”) approximately $20.4 billion face amount of loans as part of the Loan Purchase Commitment Program (“Purchase Program”) (see “LIQUIDITY AND CAPITAL RESOURCES — ED Funding Programs”). Outstanding debt of $20.3 billion has been paid down related to the Loan Purchase Participation Program (the “Participation Program”) in connection with this loan sale. The Company is servicing approximately 3.3 million accounts ($42 billion of loans) under the ED Servicing Contract after the sale of these loans.

Asset Purchase Agreement with the Student Loan Corporation

On September 17, 2010, the Company announced that it had reached an agreement to purchase an interest in $28 billion of securitized federal student loans and related assets from the Student Loan Corporation (“SLC”), a subsidiary of Citibank, N.A. The assets to be purchased include the residual interest in 13 of SLC’s 14 FFELP loan securitizations and its interest in SLC Funding Note Issuer related to ED’s Straight-A Funding asset-backed commercial paper conduit. The transaction also involves the right to service the underlying

FFELP loans and administer the securitization trusts. The Company expects to be the primary beneficiary of these trusts and therefore expects to consolidate the trusts onto the Company’s balance sheet at closing. In addition, the Company contracted the right to service approximately $1.1 billion of additional FFELP securitized assets from SLC. (The Company does not expect to consolidate the underlying trusts because it does not expect to be the primary beneficiary of these trusts.) In the aggregate, approximately $28 billion in FFELP loans are involved. The aggregate purchase price is expected to be approximately $1.1 billion and will be payable in cash at the closing of the transaction. The Company anticipates the closing to occur in the fourth quarter of 2010 subject to receipt of necessary approvals.

The transaction will be funded by a 5-year term loan provided by Citibank in an amount equal to the purchase price. The loan will be secured by the purchased assets and guaranteed by SLM Corporation. The loan will bear interest at a rate of LIBOR plus 4.50 percent, and be subject to scheduled quarterly payments of the lesser of (i) 2.50 percent of the original principal amount of the term loan or (ii) the residual cash flow derived from the assets securing the loan.

The Asset Purchase Agreement includes customary representations, warranties and covenants. Additional covenants require that each of the parties use commercially reasonable efforts to cause the closing of the transactions to be completed including with regard to receiving SLC shareholder, ED and other requisite approvals and restricting SLC’s ability to solicit alternative acquisition proposals or provide information or engage in discussions with third parties related thereto. Citibank has also agreed to facilitate the transaction by providing specific indemnifications to the Company.

As part of the transaction, the Company will enter into agreements with each of the securitization trusts to become the subservicer and administrator for these trusts. The Company contemplates converting all of the underlying loans to its servicing platform shortly after closing.

Legislative and Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), legislation to reform and strengthen the regulation of the financial services sector. Several components of the legislation will have an impact on the Company’s business lines, including the new Consumer Financial Protection Bureau and new requirements for derivatives and securitizations. These effects are likely to be similar to those for other financial services companies substantially engaged in consumer lending and will largely depend on the implementing regulations. Management is currently evaluating the effect on the Company.

The Health Care and Education Reconciliation Act of 2010

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which included the SAFRA Act. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and requires that all new federal loans are to be made through the Direct Student Loan Program (“DSLP”). The new law does not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law. This restructuring will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete.

The following summarizes the expected impact on the Company’s business as a result of HCERA:

1.	We will no longer originate FFELP loans and therefore will no longer earn revenue on newly originated FFELP loan volume after July 1, 2010. We earned $284 million in revenue in 2009 related to selling FFELP loans to ED as part of the Purchase Program and expect to earn approximately $315 million of revenue in the fourth quarter of 2010 related to this program. We also earned $40 million in 2009 and $102 million during the nine months ended September 30, 2010 in net interest income on the loans before selling them to ED. The net interest income that we earn on our FFELP loan portfolio will decline over time as the FFELP loans on the Company’s balance sheet pay down.

2.	We earn revenue collecting on delinquent and defaulted FFELP loans as well as guarantor account maintenance fees which are based on the size of the underlying guarantor portfolio. This revenue totaled $265 million in 2009 and $232 million during the nine months ended September 30, 2010. Because there will no longer be any new FFELP loan originations, this collections revenue and guarantor account maintenance fee revenue will decline over time as the underlying guarantor portfolios wind down. These revenues are recorded in contingency fee revenue and guarantor servicing fees.

3.	Prior to July 1, 2010, we earned guarantor issuance fees on new FFELP guarantees. This revenue totaled $64 million in 2009 and $31 million for the nine months ended September 30, 2010 and was recorded in guarantor servicing fees. We will no longer earn this revenue.

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

On January 1, 2010, upon the prospective adoption of topic updates to the FASB’s ASC 810, “Consolidation,” the Company consolidated its off-balance sheet securitization trusts at their historical cost basis. As a result, the Company removed the $1.8 billion of Residual Interests (associated with its off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet and the Company consolidated $35.0 billion of assets ($32.6 billion of which are student loans, net of a $550 million allowance for loan losses) and $34.4 billion of liabilities (primarily trust debt), which resulted in an approximate $750 million after-tax reduction of stockholders’ equity (recorded as a cumulative effect adjustment to retained earnings). After the adoption of topic updates to ASC 810, the Company’s results of operations no longer reflect securitization servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with the Company’s accounting treatment of prior on-balance sheet securitization trusts. As of January 1, 2010, there are no longer differences between the Company’s GAAP and “Core Earnings” presentation for securitization accounting. As a result, our Managed and on-balance sheet (GAAP) student loan portfolios are the same.

The following table summarizes the change in the consolidated balance sheet resulting from the consolidation of the off-balance sheet securitization trusts following the adoption of topic updates to ASC 810.

At January 1,
2010

FFELP Stafford Loans (net of allowance of $15)	$5,500
FFELP Consolidation Loans (net of allowance of $10)	14,797
Private Education Loans (net of allowance of $524)	12,341

Total student loans	32,638
Restricted cash and investments	1,041
Other assets	1,370

Total assets consolidated	35,049

Long-term borrowings	34,403
Other liabilities	6

Total liabilities consolidated	34,409

Net assets consolidated on-balance sheet	640
Less: Residual Interest removed from balance sheet	1,828

Cumulative effect of accounting change before taxes	(1,188)

Tax effect	434

Cumulative effect of accounting change after taxes	$(754)

Management allocates capital on a Managed Basis. As a result, this accounting change did not affect management’s view of capital adequacy for the Company. The Company’s unsecured revolving credit facility and its asset-backed credit facilities contain two principal financial covenants related to tangible net worth and net revenue. The tangible net worth covenant requires the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.5 billion as of December 31, 2009. Upon adoption of topic updates to ASC 810 on January 1, 2010, consolidated tangible net worth as calculated for this covenant was $2.7 billion. Because the transition adjustment upon adoption of topic updates to ASC 810 is recorded through retained earnings, the net revenue covenant was not affected by the adoption of topic updates to ASC 810. The ongoing net revenue covenant will not be affected by ASC 810’s impact on the Company’s securitization trusts as the net revenue covenant treated all off-balance sheet trusts as on-balance sheet for purposes of calculating net revenue.

Goodwill and Intangible Assets

During the third quarter, as part of a broad-based assessment of possible changes to the Company’s business following the passage of HCERA, the Company performed certain preliminary valuations which indicated there was possible impairment of goodwill and certain intangible assets in its Lending, Asset Performance Group (“APG”), Upromise and Guarantor Servicing reporting units. The Company identified certain events that occurred during third quarter 2010 that it determined were triggering events because they either resulted in lower expected future cash flows or because they provided indications that market participants would value the Company’s reporting units below previous estimates of fair value (see Note 4, “Goodwill and Acquired Intangible Assets,” to the consolidated financial statements for a further discussion). Based upon these preliminary results, the Company performed a full goodwill impairment evaluation which resulted in a goodwill impairment of $402 million in its APG reporting unit, $140 million in its Upromise reporting unit and $62 million in its Guarantor Servicing reporting unit. In addition, as part of this analysis, the Company determined that certain intangible assets were also impaired. As a result, the Company recorded $56 million in intangible asset write-downs in the third quarter. In connection with management’s assessment of possible changes to the Company’s business, the Company is planning to redefine its operating segments and revise its reportable segments presentation in the fourth quarter of 2010, once certain decisions have been finalized with respect to how management will view the business on a going-forward basis.

In determining the amount of goodwill impairment to record during the quarter, the Company estimated the fair value of each of its operating segments based on its best estimate of the future cash flows and related inherent risk a willing buyer would consider when valuing these businesses. These estimates may differ from how the Company views the prospective cash flows associated with the individual reporting units. During the third quarter, new information regarding how investors view the risks and uncertainties associated with future cash flows resulted in the Company adjusting down its forecasted cash flows and increasing the discount rates associated with these cash flows for the APG and Guarantor Servicing reporting units, resulting in a decline in value associated with these reporting units. With regard to the Upromise reporting unit, the Company determined that pricing pressures and certain risks associated with growing the business as well as the likelihood that a market participant would demand a higher discount rate and assume lower future expected cash flows than the Company’s own assumptions resulted in a decline in the fair value of this reporting unit.

The intangible asset impairments recorded in the third quarter resulted from the same factors described above with respect to goodwill impairment.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months				Nine Months
	Ended		Increase		Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2010	2009	$	%	2010	2009	$	%

Net interest income	$872	$525	$347	66%	$2,622	$1,124	$1,498	133%
Less: provisions for loan losses	358	321	37	12	1,099	850	249	29

Net interest income after provisions for loan losses	514	204	310	152	1,523	274	1,249	456
Securitization servicing and Residual Interest revenue (loss)	—	155	(155)	(100)	—	147	(147)	(100)
Gains on sales of loans and securities, net	1	12	(11)	(92)	7	13	(6)	(46)
Gains (losses) on derivative and hedging activities, net	(344)	(112)	(232)	(207)	(332)	(569)	237	42
Contingency fee revenue	84	82	2	2	252	230	22	10
Collections revenue	13	21	(8)	(38)	52	89	(37)	(42)
Guarantor servicing fees	16	48	(32)	(67)	75	107	(32)	(30)
Other income	90	151	(61)	(40)	446	742	(296)	(40)
Operating expenses	319	304	15	5	974	888	86	10
Goodwill and acquired intangible assets impairment and amortization	670	9	661	7,344	689	28	661	2,361
Restructuring expenses	11	2	9	450	55	10	45	450

Income (loss) from continuing operations before income tax expense (benefit)	(626)	246	(872)	(354)	305	107	198	185
Income tax expense (benefit)	(128)	81	(209)	(258)	225	32	193	603

Net income (loss) from continuing operations	(498)	165	(663)	(402)	80	75	5	7
Income (loss) from discontinued operations, net of tax benefit	3	(6)	9	150	3	(59)	62	(105)

Net income (loss)	(495)	159	(654)	(411)	83	16	67	419
Less net income attributable to noncontrolling interest	—	—	—	—	—	1	(1)	(100)

Net income (loss) attributable to SLM Corporation	(495)	159	(654)	(411)	83	15	68	453
Preferred stock dividends	19	43	(24)	(56)	56	95	(39)	(41)

Net income (loss) attributable to SLM Corporation common stock	$(514)	$116	$(630)	(543)%	$27	$(80)	$107	134%

Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(498)	$165	$(663)	(402)%	$80	$75	$5	7%
Discontinued operations, net of tax	3	(6)	9	150	3	(59)	62	105

Net income (loss) attributable to SLM Corporation	$(495)	$159	$(654)	(411)%	$83	$16	$67	419%

Basic earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$(1.07)	$.26	$(1.33)	(512)%	$.05	$(.04)	$.09	225%
Discontinued operations	.01	(.01)	.02	200	.01	(.13)	.14	108

Total	$(1.06)	$.25	$(1.31)	524%	$.06	$(.17)	$.23	135%

Diluted earnings (loss) per common share attributable to SLM Corporation common shareholders:
Continuing operations	$(1.07)	$.26	$(1.33)	(512)%	$.05	$(.04)	$.09	225%
Discontinued operations	.01	(.01)	.02	200	.01	(.13)	.14	108

Total	$(1.06)	$.25	$(1.31)	524%	$.06	$(.17)	$.23	135%

Dividends per common share attributable to SLM Corporation common shareholders	$—	$—	$—	—%	$—	$—	$—	—%

Condensed Balance Sheets

			Increase
	September 30,	December 31,	(Decrease)
	2010	2009	$	%

Assets
FFELP Stafford and Other Student Loans, net	$46,026	$42,979	$3,047	7%
FFELP Stafford Loans Held-for-Sale	20,655	9,696	10,959	113
FFELP Consolidation Loans, net	79,912	68,379	11,533	17
Private Education Loans, net	35,542	22,753	12,789	56
Cash and investments	6,993	8,084	(1,091)	(13)
Restricted cash and investments	5,838	5,169	669	13
Retained Interest in off-balance sheet securitized loans	—	1,828	(1,828)	(100)
Goodwill and acquired intangible assets, net	488	1,177	(689)	(59)
Other assets	10,653	9,920	733	7

Total assets	$206,107	$169,985	$36,122	21%

Liabilities and Stockholders’ Equity
Short-term borrowings	$45,389	$30,897	$14,492	47%
Long-term borrowings	153,004	130,546	22,458	17
Other liabilities	3,140	3,263	(123)	(4)

Total liabilities	201,533	164,706	36,827	22

SLM Corporation stockholders’ equity before treasury stock	6,447	7,140	(693)	(10)
Common stock held in treasury	1,873	1,861	12	1

Total equity	4,574	5,279	(705)	(13)

Total liabilities and equity	$206,107	$169,985	$36,122	21%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

For the three months ended September 30, 2010 and September 30, 2009, net loss attributable to SLM Corporation was $495 million or $1.06 diluted loss per common share and net income of $159 million or $.25 diluted earnings per common share, respectively. For the three months ended September 30, 2010 and September 30, 2009, net loss attributable to SLM Corporation from continuing operations was $498 million or $1.07 diluted loss from continuing operations per common share and a net income from continuing operations of $165 million, or $.26 diluted earnings per share from continuing operations per common share, respectively. For the three months ended September 30, 2010, net income from discontinued operations was $3 million, or $.01 diluted earnings per common share, compared with a net loss from discontinued operations of $6 million, or $.01 diluted loss per common share from discontinued operations for the three months ended September 30, 2009.

For the three months ended September 30, 2010, the Company’s pre-tax loss from continuing operations was $626 million compared with pre-tax income of $246 million in the year-ago quarter. The decrease in pre-tax income of $872 million was primarily due to a $660 million goodwill and intangible asset impairment charge (discussed above), a $232 million increase in net losses on derivative and hedging activities, a decrease in securitization servicing and Residual Interest revenue of $155 million (as a result of an accounting change discussed below), a $56 million decrease in gains on debt repurchases and a $32 million decrease in guarantor servicing fees. This was partially offset by a $310 million increase in net interest income after provisions for loan losses.

Net losses on derivative and hedging activities increased from a $112 million net loss in the third quarter of 2009 to a $344 million net loss in the third quarter of 2010. The change in net losses on derivative and hedging activities was primarily the result of changes in mark-to-market derivative valuations on derivatives that do not qualify for hedge accounting treatment under GAAP and ineffectiveness on foreign currency swaps hedging foreign-denominated debt.

Net interest income after provisions for loan losses increased by $310 million in the third quarter of 2010 from the year-ago quarter. This increase was due to a $347 million increase in net interest income offset by a $37 million increase in provisions for loan losses. The increase in net interest income and provisions for loan losses was partially due to the adoption of topic updates to ASC 810 which resulted in the consolidation of $35.0 billion of assets and $34.4 billion of liabilities in certain securitizations trusts as of January 1, 2010. As discussed above, for securitization trusts that were consolidated on January 1, 2010, the Company’s results of operations no longer reflect securitization servicing and residual interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties. The consolidation of these securitization trusts as of January 1, 2010 resulted in $243 million of additional net interest income and $86 million of additional provisions for loan losses in the third quarter of 2010. Excluding the results of the trusts consolidated as of January 1, 2010, net interest income would have increased $104 million from the third quarter of 2009 and provisions for loan losses would have decreased $49 million from the third quarter of 2009. The increase in net interest margin, excluding the impact of the ASC 810 securitization trust consolidations, was primarily the result of an increase in the student loan spread and a decrease in the 2008 Asset-Backed Financing Facilities fees (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The majority of the provisions for loan losses relates to the Private Education Loan loss provision (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”).

As discussed above, as a result of adopting topic updates to ASC 810, there was no securitization servicing and Residual Interest revenue in the third quarter of 2010, compared with $155 million revenue in the third quarter of 2009.

Gains on sales of loans and securities declined $10 million from the year-ago period. The $12 million gain on sales of loans and securities in the third quarter of 2009 related to the gain on sale of approximately $840 million face amount of FFELP loans to ED as part of the ED Purchase Program.

For the third quarter of 2010, contingency fee revenue, collections revenue and guarantor servicing fees totaled $113 million, a $38 million decrease from $151 million in the year-ago quarter. This decrease was primarily due to HCERA being effective as of July 1, 2010 which resulted in the Company no longer earning certain fee income from its guarantor clients on disbursed guaranteed FFELP loans as well as a lower balance of outstanding FFELP loans for which the Company earns additional fees (see “OTHER BUSINESS SEGMENT”).

Restructuring expenses of $11 million and $2 million were recorded in the third quarters of 2010 and 2009, respectively. The following details the Company’s two restructuring efforts:

•	On March 30, 2010, President Obama signed into law H.R. 4872, HCERA, which included the SAFRA Act. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and requires all new federal loans to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP loans. The Company is currently in the process of restructuring its operations to reflect this change in law which will result in a significant reduction of operating costs due to the elimination of positions and facilities associated with the origination of FFELP loans.

In the third quarter of 2010, expenses associated with this restructuring plan were $10 million. Restructuring expenses for the nine months ended September 30, 2010 were $50 million, all of which was recorded in continuing operations. In connection with the HCERA restructuring effort, on July 1, 2010, the Company announced its corporate headquarters will be moving from Reston, VA to Newark, DE by March 31, 2011.

The Company is currently finalizing this restructuring plan and expects to incur an estimated $25 million of additional restructuring costs, including severance costs associated with job abolishments and other potential exit costs. The majority of these restructuring expenses incurred through September 30, 2010 and expected to be incurred in future periods are severance costs related to the planned elimination of approximately 2,500 positions, or approximately 30 percent of the workforce.

•	In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, the Company initiated a restructuring plan in the fourth quarter of 2007. This plan focused on conforming our lending activities to the economic environment, exiting certain customer relationships and product lines, winding down or otherwise disposing of our debt purchased paper businesses, and significantly reducing our operating expenses. This restructuring plan was essentially completed in the fourth quarter of 2009. Under this plan, restructuring expenses of $1 million were recognized in continuing operations in the third quarter of 2010. Restructuring expenses from the fourth quarter of 2007 through the third quarter of 2010 totaled $133 million, of which $124 million was recorded in continuing operations and $9 million was recorded in discontinued operations. The majority of these restructuring expenses were severance costs related to the elimination of approximately 3,000 positions, or approximately 25 percent of the workforce. We estimate approximately $4 million of additional restructuring expenses will be incurred in the future related to this restructuring plan.

For the three months ended September 30, 2010 and September 30, 2009, operating expenses were $319 million compared with $303 million, respectively. This $16 million increase from the year-ago quarter was primarily due to higher legal contingency expenses, higher costs related to the ED Servicing Contract (see “OTHER BUSINESS SEGMENT”), higher collection costs from a greater number of loans in repayment and delinquent status, and higher marketing and technology enhancement costs related to Private Education Loans.

Goodwill and intangible asset impairment totaled $660 million and $0 for the three months ended September 30, 2010 and September 30, 2009, respectively. The amortization of acquired intangibles for continuing operations was $10 million in the third quarters of 2010 and 2009. (See “CRITICAL

ACCOUNTING POLICIES AND ESTIMATES — Goodwill and Intangible Assets” and Note 4, “Goodwill and Acquired Intangible Assets,” to the consolidated financial statements).

Income tax (benefit) from continuing operations was $(128) million in the third quarter of 2010 compared with income tax expense of $80 million in the year-ago quarter, resulting in effective tax rates of 20 percent and 33 percent, respectively. The change in the effective tax rate in the third quarter of 2010 compared with the third quarter of 2009 was primarily driven by non-deductible goodwill impairments recorded in the third quarter of 2010, the impact of state tax rate changes and state law changes recorded in both periods, and the reduction of tax and interest on U.S. federal and state uncertain tax positions in the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

For the nine months ended September 30, 2010 and September 30, 2009, net income attributable to SLM Corporation was $83 million or $.06 diluted earnings per common share compared with a net income of $15 million, or $.17 diluted loss per common share, respectively. For the nine months ended September 30, 2010, net income attributable to SLM Corporation from continuing operations was $80 million or $.05 diluted earnings from continuing operations per common share compared with net income from continuing operations of $75 million, or $.04 diluted loss per share from continuing operations per common share for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, net income from discontinued operations was $3 million, or $.01 diluted earnings from discontinued operations per common share compared with a net loss from discontinued operations of $59 million, or $.13 diluted loss from discontinued operations per common share for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, the Company’s pre-tax income from continuing operations was $305 million compared with a pre-tax income of $107 million in the prior-year period. The increase in pre-tax income of $198 million was primarily due to a $1.2 billion increase in net interest income after provisions for loan losses and a $237 million decrease in net losses on derivative and hedging activities (from a $569 million net loss for the nine months ended September 30, 2009 to a $332 million net loss in the nine months ended September 30, 2010), partially offset by a $660 million goodwill and intangible asset impairment charge in the third quarter. The change in derivative and hedging activities was primarily the result of the changes in mark-to-market derivative valuations on derivatives that do not qualify for hedge accounting treatment under GAAP and ineffectiveness on foreign currency swaps hedging foreign-denominated debt. This was partially offset by a $264 million decrease in gains on debt repurchases and a decrease in securitization servicing and Residual Interest revenue of $147 million (as a result of an accounting change discussed below).

Net interest income after provisions for loan losses increased by $1.2 billion in the nine months ended September 30, 2010 from the year-ago period. This increase was due to a $1.5 billion increase in net interest income offset by a $249 million increase in provisions for loan losses. The increase in net interest income and provisions for loan losses was partially due to the adoption of topic updates to ASC 810 which resulted in the consolidation of $35.0 billion of assets and $34.4 billion of liabilities in certain securitizations trusts as of January 1, 2010 as discussed above. The consolidation of these securitization trusts as of January 1, 2010 resulted in $749 million of additional net interest income and $262 million of additional provisions for loan losses for the nine months ended September 30, 2010. Excluding the results of the trusts consolidated as of January 1, 2010, net interest income would have increased $750 million from the first nine months of 2009 and provisions for loan losses would have decreased $13 million from the first nine months of 2009. The increase in net interest income, excluding the impact of the ASC 810 securitization trust consolidations, was primarily the result of an increase in the student loan spread and a decrease in the 2008 Asset-Backed Financing Facilities fees (see “LENDING BUSINESS SEGMENT — Net Interest Income — Net Interest Margin — On-Balance Sheet”). The majority of the provisions for loan losses relates to the Private Education Loan loss provision (see “LENDING BUSINESS SEGMENT — Private Education Loan Losses — Private Education Loan Delinquencies and Forbearance” and “— Allowance for Private Education Loan Losses”).

As discussed above, as a result of adopting topic updates to ASC 810, there was no securitization servicing or Residual Interest revenue in the nine months ended September 30, 2010, compared with $147 million of revenue in the year-ago period.

In the nine months ended September 30, 2010, contingency fee revenue, collections revenue and guarantor servicing fees totaled $379 million, a $47 million decrease from $426 million in the year-ago period. This decrease was primarily due to HCERA being effective as of July 1, 2010 which resulted in the Company no longer earning a guarantor issuance fees on disbursed guaranteed FFELP loans as well as a lower balance of outstanding FFELP loans in which the Company earns additional fees (see “OTHER BUSINESS SEGMENT”). In addition, the decline in revenue is due to a significantly smaller non-mortgage purchased paper portfolio year-over-year as a result of winding down this collections business.

Restructuring expenses of $55 million and $10 million were recognized in the nine months ended September 30, 2010 and 2009, respectively, as previously discussed.

For the nine months ended September 30, 2010 and September 30, 2009, operating expenses, excluding restructuring-related asset impairments of $9 million and $0, respectively, were $965 million compared with $887 million, respectively. The $78 million increase from the year-ago period was primarily due to higher legal contingency expense, higher costs related to the ED Servicing Contract (see “OTHER BUSINESS SEGMENT”), higher collection costs from a higher number of loans in repayment and delinquent status, and higher marketing and technology enhancement costs related to Private Education Loans.

Goodwill and intangible asset impairment totaled $660 million and $0 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The amortization of acquired intangibles for continuing operations totaled $29 million in the nine months ended September 30, 2010 and 2009. (See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Goodwill and Intangible Assets” and Note 4, “Goodwill and Acquired Intangible Assets,” to the consolidated financial statements.)

Income tax expense from continuing operations was $225 million in the nine months ended September 30, 2010 compared with income tax expense of $32 million in the year-ago period, resulting in effective tax rates of 74 percent and 30 percent, respectively. The change in the effective tax rate in the first nine months of 2010 compared with the year-ago period was primarily driven by the impact of non-deductible goodwill impairments recorded in the first nine months of 2010, state tax rate changes and state law changes recorded in both periods, and the reduction of tax and interest on state uncertain tax positions in the first nine months of 2009.

Net income attributable to the Company from discontinued operations in the nine months ended September 30, 2010 was $3 million compared with a net loss from discontinued operations of $59 million for the year-ago period. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. After-tax impairment of the assets of $56 million in the nine months ended September 30, 2009 was the primary reason for the net loss attributable to SLM Corporation from discontinued operations in the year-ago period.

Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gains on debt repurchases	$18	$74	$199	$463
Late fees and forbearance fees	34	39	111	107
Asset servicing and other transaction fees	28	28	86	79
Loan servicing fees	19	17	56	35
Foreign currency translation gains (losses)	(19)	(23)	(37)	11
Other	10	16	31	47

Total	$90	$151	$446	$742

The change in other income over the prior periods presented was primarily the result of the gains on debt repurchases and foreign currency translation gains (losses). The Company began repurchasing its outstanding debt in the second quarter of 2008 in both open-market repurchases and public tender offers. The Company repurchased $0.9 billion and $1.4 billion face amount of its senior unsecured notes for the quarters ended September 30, 2010 and 2009, respectively, and repurchased $3.6 billion and $2.7 billion face amount of its senior unsecured notes for the nine months ended September 30, 2010 and 2009, respectively. Since the second quarter of 2008, the Company has repurchased $8.9 billion face amount of its senior unsecured notes, with maturity dates ranging from 2008 to 2016. The foreign currency translation gains (losses) relate to a portion of the Company’s foreign currency denominated debt that does not receive hedge accounting treatment. These gains (losses) were partially offset by the “gains (losses) on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

BUSINESS SEGMENTS

The results of operations of the Company’s Lending, APG and Other business segments are presented below, using our “Core Earnings” presentation.

The Lending business segment section includes discussion of income and related expenses associated with the net interest margin, the student loan spread and its components, the provisions for loan losses, and other fees earned on our Managed portfolio of student loans. The APG business segment reflects fees earned and expenses incurred in providing accounts receivable management and collection services. The Other business segment includes our remaining fee businesses that do not pertain directly to the primary segments identified above. In connection with management’s assessment of possible changes to the Company’s business, the Company is planning to redefine its operating segments and revise its reportable segments presentation in the fourth quarter of 2010, once certain decisions have been finalized with respect to how management will view the business on a going-forward basis.

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

	Three Months Ended
	September 30, 2010
	Lending	APG	Other

Interest income:
FFELP Stafford and Other Student Loans	$319	$—	$—
FFELP Consolidation Loans	410	—	—
Private Education Loans	611	—	—
Other loans	7	—	—
Cash and investments	4	—	4

Total interest income	1,351	—	4
Total interest expense	599	—	—

Net interest income	752	—	4
Less: provisions for loan losses	358	—	—

Net interest income after provisions for loan losses	394	—	4
Contingency fee revenue	—	84	—
Collections revenue	—	13	—
Guarantor serving fees	—	—	16
Other income	57	—	56

Total other income	57	97	72
Expenses:
Direct operating expenses	165	66	61
Overhead expenses	17	8	2

Operating expenses	182	74	63
Restructuring expenses	10	2	(1)

Total expenses	192	76	62

Income from continuing operations, before income tax expense	259	21	14
Income tax expense(1)	95	8	5

Net income from continuing operations	164	13	9
Income from discontinued operations, net of tax	—	3	—

“Core Earnings” net income attributable to SLM Corporation	$164	$16	$9

Economic Floor Income (net of tax) not included in “Core Earnings”	$12	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the reportable segment.

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$164	$13	$9
Discontinued operations, net of tax	—	3	—

“Core Earnings” net income attributable to SLM Corporation	$164	$16	$9

	Three Months Ended
	September 30, 2009
	Lending		APG	Other

Interest income:
FFELP Stafford and Other Student Loans		$340	$—	$—
FFELP Consolidation Loans		430	—	—
Private Education Loans		561	—	—
Other loans		11	—	—
Cash and investments		3	—	5

Total interest income		1,345	—	5
Total interest expense		660	—	—

Net interest income		685	—	5
Less: provisions for loan losses		448	—	—

Net interest income after provisions for loan losses		237	—	5
Contingency fee revenue		—	82	—
Collections revenue		—	21	—
Guarantor serving fees		—	—	48
Other income		129	—	56

Total other income		129	103	104
Expenses:
Direct operating expenses		144	75	56
Overhead expenses		17	9	3

Operating expenses		161	84	59
Restructuring expenses		2	—	—

Total expenses		163	84	59

Income from continuing operations, before income tax expense		203	19	50
Income tax expense(1)		75	9	18

Net income from continuing operations		128	10	32
Loss from discontinued operations, net of tax		—	(6)	—

“Core Earnings” net income attributable to SLM Corporation		$128	$4	$32

Economic Floor Income (net of tax) not included in “Core Earnings”	$		$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the reportable segment.

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$128	$10	$32
Discontinued operations, net of tax	—	(6)	—

“Core Earnings” net income attributable to SLM Corporation	$128	$4	$32

	Nine Months Ended
	September 30, 2010
	Lending	APG	Other

Interest income:
FFELP Stafford and Other Student Loans	$918	$—	$—
FFELP Consolidation Loans	1,192	—	—
Private Education Loans	1,751	—	—
Other loans	23	—	—
Cash and investments	6	—	13

Total interest income	3,890	—	13
Total interest expense	1,686	—	—

Net interest income	2,204	—	13
Less: provisions for loan losses	1,099	—	—

Net interest income after provisions for loan losses	1,105	—	13
Contingency fee revenue	—	252	—
Collections revenue	—	52	—
Guarantor serving fees	—	—	75
Other income	327	—	165

Total other income	327	304	240
Expenses:
Direct operating expenses	477	217	176
Overhead expenses	65	30	9

Operating expenses	542	247	185
Restructuring expenses	47	3	5

Total expenses	589	250	190

Income from continuing operations, before income tax expense	843	54	63
Income tax expense(1)	309	20	23

Net income from continuing operations	534	34	40
Income from discontinued operations, net of tax	—	3	—

“Core Earnings” net income attributable to SLM Corporation	$534	$37	$40

Economic Floor Income (net of tax) not included in “Core Earnings”	$16	$—	$—

(1)	Income taxes are based on a percentage of net income before tax for the reportable segment.

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$534	$34	$40
Discontinued operations, net of tax	—	3	—

“Core Earnings” net income attributable to SLM Corporation	$534	$37	$40

	Nine Months Ended
	September 30, 2009
	Lending		APG		Other

Interest income:
FFELP Stafford and Other Student Loans		$1,012		$—	$—
FFELP Consolidation Loans		1,263		—	—
Private Education Loans		1,683		—	—
Other loans		46		—	—
Cash and investments		8		—	14

Total interest income		4,012		—	14
Total interest expense		2,450		—	—

Net interest income		1,562		—	14
Less: provisions for loan losses		1,199		—	—

Net interest income after provisions for loan losses		363		—	14
Contingency fee revenue		—		230	—
Collections revenue		—		88	—
Guarantor serving fees		—		—	107
Other income		591		—	152

Total other income		591		318	259
Direct operating expenses		401		235	154
Overhead expenses		58		30	9

Operating expenses		459		265	163
Restructuring expenses		8		—	2

Total expenses		467		265	165

Income from continuing operations, before income tax expense		487		53	108
Income tax expense(1)		180		20	40

Net income from continuing operations		307		33	68
Loss from discontinued operations, net of tax		—		(59)	—

“Core Earnings” net income (loss) attributable to SLM Corporation		$307		$(26)	$68

Economic Floor Income (net of tax) not included in “Core Earnings”	$		$		$—

(1)	Income taxes are based on a percentage of net income before tax for the reportable segment.

“Core Earnings” net income attributable to SLM Corporation:
Continuing operations, net of tax	$307	$33	$68
Discontinued operations, net of tax	—	(59)	—

“Core Earnings” net income (loss) attributable to SLM Corporation	$307	$(26)	$68

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

	Three Months Ended September 30,
	2010			2009
	Lending	APG	Other	Lending	APG	Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$—	$—	$—	$28	$—	$—
Net impact of derivative accounting	(183)	—	—	(37)	—	—
Net impact of Floor Income	(67)	—	—	(8)	—	—
Net impact of goodwill and acquired intangibles	(5)	(405)	(260)	(3)	(2)	(5)

Total “Core Earnings” adjustments to GAAP	$(255)	$(405)	$(260)	$(20)	$(2)	$(5)

	Nine Months Ended September 30,
	2010			2009
	Lending	APG	Other	Lending	APG	Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$—	$—	$—	$(196)	$—	$—
Net impact of derivative accounting	239	—	—	(477)	—	—
Net impact of Floor Income	(205)	—	—	161	—	—
Net impact of goodwill and acquired intangibles	(9)	(411)	(269)	(8)	(5)	(16)

Total “Core Earnings” adjustments to GAAP	$25	$(411)	$(269)	$(520)	$(5)	$(16)

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

The following table summarizes “Core Earnings” securitization adjustments for the Lending operating segment for the three and nine months ended September 30, 2009.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses	$(254)	$(692)
Provisions for loan losses	127	349

Net interest income on securitized loans, after provisions for loan losses	(127)	(343)
Securitization servicing and Residual Interest revenue	155	147

Total “Core Earnings” securitization adjustments(1)	$28	$(196)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. The upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Prior to ASC 815, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts.

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

The table below quantifies the adjustments for derivative accounting on net income for the three and nine months ended September 30, 2010 and 2009, when compared with the accounting principles employed in all years prior to the derivatives accounting implementation.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(344)	$(112)	$(331)	$(569)
Plus: Realized losses on derivative and hedging activities, net(1)	182	118	613	120

Unrealized gains (losses) on derivative and hedging activities, net	(162)	6	282	(449)
Other pre-derivatives accounting adjustments	(21)	(43)	(43)	(28)

Total net impact of derivatives accounting(2)	$(183)	$(37)	$239	$(477)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

The accounting for derivative instruments requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under ASC 815 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the three and nine months ended September 30, 2010 and 2009.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(223)	$(189)	$(656)	$(500)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	39	72	41	396
Foreign exchange derivatives gains (losses) reclassified to other income	—	—	1	(14)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	2	(1)	1	(2)

Total reclassifications of realized losses on derivative and hedging activities	(182)	(118)	(613)	(120)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(162)	6	282	(449)

Gains (losses) on derivative and hedging activities, net	$(344)	$(112)	$(331)	$(569)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Floor Income Contracts	$(88)	$(80)	$(111)	$323
Basis swaps	38	97	364	(435)
Foreign currency hedges	(136)	24	(28)	(256)
Other	24	(35)	57	(81)

Total unrealized gains (losses) on derivative and hedging activities, net	$(162)	$6	$282	$(449)

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$19	$36	$26	$263
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(86)	(44)	(231)	(102)

Total “Core Earnings” Floor Income adjustments(1)(2)	$(67)	$(8)	$(205)	$161

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

(2)	The following table summarizes the amount of Economic Floor Income earned during the three and nine months ended September 30, 2010 and 2009 that is not included in “Core Earnings” net income:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Floor Income earned on Managed loans, net of payments on Floor Income Contracts, not included in “Core Earnings”	$19	$36	$26	$263
Amortization of net premiums on Variable Rate Floor Income Contracts not included in “Core Earnings”	—	—	—	40
Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	86	44	231	102

Total Economic Floor Income earned	105	80	257	405
Less: Amortization of net premiums on Fixed Rate Floor Income Contracts included in “Core Earnings”	(86)	(44)	(231)	(102)

Total Economic Floor Income earned, not included in “Core Earnings”	$19	$36	$26	$303

4) Goodwill and Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments for the three and nine months ended September 30, 2010 and 2009 (see “RESULTS OF OPERATIONS” and Note 4, “Goodwill and Acquired Intangible Assets,” to the consolidated financial statements for further discussion).

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

“Core Earnings” goodwill and acquired intangibles adjustments:
Goodwill and acquired intangible assets impairment from continuing operations	$(660)	$—	$(660)	$—
Amortization of acquired intangibles from continuing operations(1)	(10)	(10)	(29)	(29)

Total “Core Earnings” goodwill and acquired intangibles adjustments	$(670)	$(10)	$(689)	$(29)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months		Increase	Nine Months		Increase
	Ended		(Decrease)	Ended		(Decrease)
	September 30,		2010 vs.	September 30,		2010 vs.
	2010	2009	2009	2010	2009	2009

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$319	$340	(6)%	$918	$1,012	(9)%
FFELP Consolidation Loans	410	430	(5)	1,192	1,263	(6)
Private Education Loans	611	561	9	1,751	1,683	4
Other loans	7	11	(36)	23	46	(50)
Cash and investments	4	3	33	6	8	(25)

Total “Core Earnings” interest income	1,351	1,345	—	3,890	4,012	(3)
Total “Core Earnings” interest expense	599	660	(9)	1,686	2,450	(31)

Net “Core Earnings” interest income	752	685	10	2,204	1,562	41
Less: provisions for loan losses	358	448	(20)	1,099	1,199	(8)

Net “Core Earnings” interest income after provisions for loan losses	394	237	66	1,105	363	204
Other income	57	129	(56)	327	591	(45)
Direct operating expenses	165	144	15	477	401	19
Overhead expenses	17	17	—	65	58	12

Operating expenses	182	161	13	542	459	18
Restructuring expenses	10	2	400	47	8	488

Total expenses	192	163	18	589	467	26

Income from continuing operations, before income tax expense	259	203	28	843	487	73
Income tax expense	95	75	27	309	180	72

“Core Earnings” net income attributable to SLM Corporation	$164	$128	28%	$534	$307	74%

Economic Floor Income (net of tax) not included in “Core Earnings”	$12	$23	(48)%	$16	$191	(92)%

Net Interest Income

Changes to net interest income are primarily due to fluctuations in the student loan and other asset spread discussed below, the growth of our student loan portfolio, and changes in the level of cash and investments we hold on our balance sheet for liquidity purposes.

On a Managed Basis, the Company had $78.8 billion and $96.4 billion as of September 30, 2010 and 2009, respectively, of FFELP Loans indexed to three-month commercial paper rate (“CP”) funded with debt indexed to three-month LIBOR. As a result of the turmoil in the capital markets, the historically tight spread between CP and three-month LIBOR began to widen dramatically in the fourth quarter of 2008 which had a negative effect on the Company’s net interest income as a result of the yield on its assets decreasing more than the cost of its debt. The spread has subsequently reverted to more normal levels beginning in the third quarter of 2009 and, while more volatile than in the past, has been relatively stable since that time.

Average Balance Sheets — On-Balance Sheet

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and nine months ended September 30, 2010 and 2009. This table reflects the net interest margin for the entire Company for our on-balance sheet assets. It is included in the Lending business segment discussion because this segment includes substantially all interest-earning assets and interest-bearing liabilities.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$67,265	1.89%	$64,673	1.86%	$65,325	1.90%	$60,190	2.15%
FFELP Consolidation Loans	80,557	2.78	69,643	2.74	81,611	2.68	70,464	2.72
Private Education Loans	36,317	6.67	23,214	6.77	36,487	6.42	22,968	6.85
Other loans	300	9.52	469	9.33	337	9.29	602	10.20
Cash and investments	12,891	.23	13,694	.20	12,940	.20	10,518	.25

Total interest-earning assets	197,330	3.04%	171,693	2.77%	196,700	2.96%	164,742	2.96%

Non-interest-earning assets	5,944		8,686		6,392		9,015

Total assets	$203,274		$180,379		$203,092		$173,757

Average Liabilities and Equity
Short-term borrowings	$45,526	.92%	$50,700	1.31%	$42,463	.85%	$46,389	2.05%
Long-term borrowings	149,646	1.41	121,060	1.66	152,389	1.29	118,479	2.04

Total interest-bearing liabilities	195,172	1.30%	171,760	1.56%	194,852	1.19%	164,868	2.04%

Non-interest-bearing liabilities	3,180		3,679		3,358		3,822
Equity	4,922		4,940		4,882		5,067

Total liabilities and equity	$203,274		$180,379		$203,092		$173,757

Net interest margin		1.75%		1.21%		1.78%		.91%

Rate/Volume Analysis — On-Balance Sheet

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Three Months Ended September 30, 2010 vs. 2009
Interest income	$312	$5	$307
Interest expense	(35)	(138)	103

Net interest income	$347	$143	$204

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Nine Months Ended September 30, 2010 vs. 2009
Interest income	$717	$(269)	$986
Interest expense	(781)	(1,239)	458

Net interest income	$1,498	$970	$528

Net Interest Margin — On-Balance Sheet

The following table reflects the net interest margin of our on-balance sheet interest-earning assets, before provisions for loan losses. (Certain percentages do not add or subtract down as they are based on average balances.)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Student loan spread(1)(2)	1.97%	1.58%	2.01%	1.29%
Other asset spread(1)(3)	(1.26)	(2.07)	(1.35)	(2.10)

Net interest margin, before the impact of 2008 Asset-Backed Financing Facilities fees(1)	1.75	1.28	1.78	1.06
Less: 2008 Asset-Backed Financing Facilities fees	—	(.07)	—	(.15)

Net interest margin	1.75%	1.21%	1.78%	.91%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion).

(2)	Composition of student loan spread:

Student loan yield, before Floor Income	3.27%	3.12%	3.27%	3.29%
Gross Floor Income	.52	.43	.50	.49
Consolidation Loan Rebate Fees	(.45)	(.45)	(.46)	(.48)
Repayment Borrower Benefits	(.07)	(.10)	(.08)	(.09)
Premium and discount amortization	(.05)	(.03)	(.08)	(.10)

Student loan net yield	3.22	2.97	3.15	3.11
Student loan cost of funds	(1.25)	(1.39)	(1.14)	(1.82)

Student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.97%	1.58%	2.01%	1.29%

(3)	Comprised of investments, cash and other loans.

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

The student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2010 increased 39 basis points from the year-ago quarter. The student loan spread was positively affected by a 4 basis point tightening of the CP/3-month LIBOR spread, a lower cost of funds related to the 2010 ABCP facility, a lower cost of funds due to the impact of ASC 815 (discussed below) and the consolidation of student loan securitization trusts with $35.0 billion of assets and $34.4 billion of liabilities as of January 1, 2010, upon the adoption of topic updates to ASC 810 (see “RECENT DEVELOPMENTS — Recently Adopted Accounting Standards — VIE Consolidation Model” for a further discussion). The student loans that were consolidated had a higher student loan spread compared to the on-balance sheet portfolio prior to consolidation as a higher percentage of these consolidated loans were Private Education Loans which have a higher spread compared to FFELP loans. Offsetting these improvements to the student loan spread were higher credit spreads on the Company’s unsecured and ABS debt issued in 2009 and 2010 due to the current credit environment.

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

Other Asset Spread — On-Balance Sheet

The other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less to manage counterparty credit risk and maintain available cash balances. The other asset spread for the third quarter of 2010 increased 81 basis points from the year-ago quarter. Changes in the other asset spread primarily relate to differences in the index basis and reset frequency between the asset indices and funding indices. A portion of this risk is hedged with derivatives that do not receive hedge accounting treatment and will impact the other asset spread in a similar fashion as the impact to the on-balance sheet student loan spread as discussed above. In volatile interest rate environments, these spreads may move significantly from period to period and differ from the “Core Earnings” basis other asset spread discussed below.

Net Interest Margin — On-Balance Sheet

The net interest margin, before 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2010 increased 47 basis points from the year-ago quarter. These changes primarily relate to the previously discussed changes in the on-balance sheet student loan and other asset spreads. The student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the current quarter and the year-ago quarter.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

“Core Earnings” basis student loan spread(1):
FFELP loan spread	.99%	.90%	.97%	.56%
Private Education Loan spread(2)	4.74	4.45	4.64	4.54

Total “Core Earnings” basis student loan spread(3)	1.73	1.56	1.70	1.32
“Core Earnings” basis other asset spread(1)(4)	(1.36)	(.93)	(1.21)	(.98)

“Core Earnings” net interest margin, before 2008 Asset-Backed Financing Facilities fees(1)	1.52	1.38	1.51	1.18
Less: 2008 Asset-Backed Financing Facilities fees	—	(.06)	—	(.13)

“Core Earnings” net interest margin(5)	1.52%	1.32%	1.51%	1.05%

(1)	Before commitment and liquidity fees associated with the 2008 Asset-Backed Financing Facilities, which are referred to as the “2008 Asset-Backed Financing Facilities fees” (see “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding for General Corporate Purposes — Asset-Backed Financing Facilities” for a further discussion)
(2)	“Core Earnings” basis Private Education Loan Spread, before 2008 Asset-Backed Financing Facilities fees and after provision for loan losses	1.13%	(.10)%	.96%	.55%
(3)	Composition of “Core Earnings” basis student loan spread:
	“Core Earnings” basis student loan yield	3.46%	3.29%	3.43%	3.45%
	Consolidation Loan Rebate Fees	(.45)	(.45)	(.46)	(.47)
	Repayment Borrower Benefits	(.07)	(.10)	(.08)	(.09)
	Premium and discount amortization	(.05)	.01	(.08)	(.08)

	“Core Earnings” basis student loan net yield	2.89	2.75	2.81	2.81
	“Core Earnings” basis student loan cost of funds	(1.16)	(1.19)	(1.11)	(1.49)

	“Core Earnings” basis student loan spread, before 2008 Asset-Backed Financing Facilities fees	1.73%	1.56%	1.70%	1.32%

(4)	Comprised of investments, cash and other loans
(5)	The average balances of our Managed interest-earning assets for the respective periods are:
	FFELP loans	$147,822	$155,434	$146,937	$152,468
	Private Education Loans	36,317	36,025	36,487	35,951

	Total student loans	184,139	191,459	183,424	188,419
	Other interest-earning assets	13,191	15,378	13,276	12,466

	Total Managed interest-earning assets	$197,330	$206,837	$196,700	$200,885

“Core Earnings” Basis Student Loan Spread

The “Core Earnings” basis student loan spread, before the 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2010 increased 17 basis points from the year-ago quarter. The “Core Earnings” basis student loan spread was positively affected by a 4 basis point tightening of the average CP/3-month LIBOR spread between the quarters, a lower cost of funds related to the 2010 ABCP facility, and an increase in the floor hedge income. Offsetting these improvements to the student loan spread were higher credit spreads on the Company’s unsecured and ABS debt issued in 2009 and 2010 due to the current credit environment.

“Core Earnings” Basis Other Asset Spread

The “Core Earnings” basis other asset spread is generated from cash and investments (both restricted and unrestricted) primarily in our liquidity portfolio, and other loans. The Company invests its liquidity portfolio primarily in short-term securities with maturities of one week or less to manage counterparty credit risk and maintain available cash balances. The “Core Earnings” basis other asset spread for the third quarter of 2010 decreased 43 basis points from the year-ago quarter. Changes in this spread primarily relate to differences between the index basis and reset frequency of the asset indices and funding indices. In volatile interest rate environments, the asset and debt reset frequencies will lag each other. Changes in this spread are also a result of the increase in our cost of funds as previously discussed.

“Core Earnings” Net Interest Margin

The “Core Earnings” net interest margin, before the 2008 Asset-Backed Financing Facilities fees, for the third quarter of 2010 increased 14 basis points from the year-ago quarter. These changes primarily relate to the previously discussed changes in the “Core Earnings” basis student loan and other asset spreads. The Managed student loan portfolio as a percentage of the overall interest-earning asset portfolio did not change substantially between the current quarter and the year-ago quarter.

See “LIQUIDITY AND CAPITAL RESOURCES — Additional Funding Sources for General Corporate Purposes — Asset-Backed Financing Facilities” in the Company’s 2009 Form 10-K filed with the SEC on February 26, 2010 for a discussion of the 2008 Asset-Backed Financing Facilities fees and related extensions.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Managed Student Loan Balances, net

	September 30, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet/Managed portfolio:(2)
In-school	$16,707	$—	$16,707	$4,183	$20,890
Grace and repayment	48,975	78,408	127,383	33,288	160,671

Total, gross	65,682	78,408	144,090	37,471	181,561
Unamortized premium/(discount)	1,119	1,573	2,692	(873)	1,819
Receivable for partially charged-off loans	—	—	—	979	979
Allowance for losses	(120)	(69)	(189)	(2,035)	(2,224)

Total on-balance sheet/Managed portfolio	$66,681	$79,912	$146,593	$35,542	$182,135

% of on-balance sheet/Managed FFELP	45%	55%	100%
% of total	36	44	80	20%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

(2)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

	December 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$15,250	$—	$15,250	$6,058	$21,308
Grace and repayment	36,543	67,235	103,778	18,198	121,976

Total on-balance sheet, gross	51,793	67,235	119,028	24,256	143,284
On-balance sheet unamortized premium/(discount)	986	1,201	2,187	(559)	1,628
On-balance sheet receivable for partially charged-off loans	—	—	—	499	499
On-balance sheet allowance for losses	(104)	(57)	(161)	(1,443)	(1,604)

Total on-balance sheet, net	52,675	68,379	121,054	22,753	143,807

Off-balance sheet:
In-school	232	—	232	773	1,005
Grace and repayment	5,143	14,369	19,512	12,213	31,725

Total off-balance sheet, gross	5,375	14,369	19,744	12,986	32,730
Off-balance sheet unamortized premium/(discount)	139	438	577	(349)	228
Off-balance sheet receivable for partially charged-off loans	—	—	—	229	229
Off-balance sheet allowance for losses	(15)	(10)	(25)	(524)	(549)

Total off-balance sheet, net	5,499	14,797	20,296	12,342	32,638

Total Managed	$58,174	$83,176	$141,350	$35,095	$176,445

% of on-balance sheet FFELP	44%	56%	100%
% of Managed FFELP	41	59	100
% of total	33	47	80	20%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

Student Loan Average Balances (net of unamortized premium/discount)

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

	Three Months Ended September 30, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

Total on-balance sheet/Managed(2)	$67,265	$80,557	$147,822	$36,317	$184,319
% of on-balance sheet/Managed FFELP	46%	54%	100%
% of total	36	44	80	20%	100%

	Three Months Ended September 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$64,673	$69,643	$134,316	$23,214	$157,530
Off-balance sheet	6,052	15,066	21,118	12,811	33,929

Total Managed	$70,725	$84,709	$155,434	$36,025	$191,459

% of on-balance sheet FFELP	48%	52%	100%
% of Managed FFELP	46	54	100
% of total	37	44	81	19%	100%

	Nine Months Ended September 30, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

Total on-balance sheet/Managed(2)	$65,326	$81,611	$146,937	$36,487	$183,424
% of on-balance sheet/Managed FFELP	44%	56%	100%
% of total	36	44	80	20%	100%

	Nine Months Ended September 30, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$60,190	$70,464	$130,654	$22,968	$153,622
Off-balance sheet	6,567	15,247	21,814	12,983	34,797

Total Managed	$66,757	$85,711	$152,468	$35,951	$188,419

% of on-balance sheet FFELP	46%	54%	100%
% of Managed FFELP	44	56	100
% of total	35	46	81	19%	100%

(1)	FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL loans.

(2)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP loans in our Managed portfolio to earn Floor Income after September 30, 2010 and 2009, based on interest rates as of those dates.

	September 30, 2010			September 30, 2009
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$125.1	$18.3	$143.4	$118.1	$15.2	$133.3
Off-balance sheet student loans	—	—	—	14.5	5.8	20.3

Managed student loans eligible to earn Floor Income	125.1	18.3	143.4	132.6	21.0	153.6
Less:
Post-March 31, 2006 disbursed loans required to rebate Floor Income	(74.7)	(1.1)	(75.8)	(79.1)	(1.3)	(80.4)
Economically hedged Floor Income Contracts	(39.2)	—	(39.2)	(39.9)	—	(39.9)

Net Managed student loans eligible to earn Floor Income	$11.2	$17.2	$28.4	$13.6	$19.7	$33.3

Net Managed student loans earning Floor Income	$11.1	$2.7	$13.8	$13.6	$3.3	$16.9

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

	October 1, 2010 to
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

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends as of September 30, 2010 and 2009. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	September 30,		September 30,
	2010		2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,517		$10,899
Loans in forbearance(2)	1,170		851
Loans in repayment and percentage of each status:
Loans current	22,926	88.9%	10,458	85.3%
Loans delinquent 31-60 days(3)	907	3.5	551	4.5
Loans delinquent 61-90 days(3)	489	1.9	353	2.9
Loans delinquent greater than 90 days(3)	1,462	5.7	892	7.3

Total Private Education Loans in repayment	25,784	100.0%	12,254	100.0%

Total Private Education Loans, gross	37,471		24,004
Private Education Loan unamortized discount	(873)		(543)

Total Private Education Loans	36,598		23,461
Private Education Loan receivable for partially charged-off loans	979		435
Private Education Loan allowance for losses	(2,035)		(1,401)

Private Education Loans, net	$35,542		$22,495

Percentage of Private Education Loans in repayment		68.8%		51.1%

Delinquencies as a percentage of Private Education Loans in repayment		11.1%		14.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%		6.5%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet
	Private Education
	Loan Delinquencies
	September 30, 2009(4)
	Balance	%

Loans in-school/grace/deferment(1)	$3,148
Loans in forbearance(2)	474
Loans in repayment and percentage of each status:
Loans current	8,516	90.0%
Loans delinquent 31-60 days(3)	312	3.3
Loans delinquent 61-90 days(3)	161	1.7
Loans delinquent greater than 90 days(3)	469	5.0

Total Private Education Loans in repayment	9,458	100.0%

Total Private Education Loans, gross	13,080
Private Education Loan unamortized discount	(347)

Total Private Education Loans	12,733
Private Education Loan receivable for partially charged-off loans	200
Private Education Loan allowance for losses	(522)

Private Education Loans, net	$12,411

Percentage of Private Education Loans in repayment		72.3%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.8%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	On January 1, 2010, upon the adoption of topic updates to ASC 810, all off-balance sheet loans moved on-balance sheet.

	Managed Basis Private Education
	Loan Delinquencies
	September 30,		September 30,
	2010		2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,517		$14,047
Loans in forbearance(2)	1,170		1,325
Loans in repayment and percentage of each status:
Loans current	22,926	88.9%	18,974	87.4%
Loans delinquent 31-60 days(3)	907	3.5	863	4.0
Loans delinquent 61-90 days(3)	489	1.9	514	2.4
Loans delinquent greater than 90 days(3)	1,462	5.7	1,361	6.2

Total Private Education Loans in repayment	25,784	100.0%	21,712	100.0%

Total Private Education Loans, gross	37,471		37,084
Private Education Loan unamortized discount	(873)		(890)

Total Private Education Loans	36,598		36,194
Private Education Loan receivable for partially charged-off loans	979		635
Private Education Loan allowance for losses	(2,035)		(1,923)

Private Education Loans, net	$35,542		$34,906

Percentage of Private Education Loans in repayment		68.8%		58.6%

Delinquencies as a percentage of Private Education Loans in repayment		11.1%		12.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%		5.8%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the three and nine months ended September 30, 2010 and 2009.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010(1)	2009	2010	2009

Allowance at beginning of period	$2,042	$1,396	$—	$544	$2,042	$1,940
Provision for Private Education
Loan losses	330	287	—	126	330	413
Charge-offs	(348)	(293)	—	(150)	(348)	(443)
Reclassification of interest reserve	11	11	—	2	11	13

Allowance at end of period	$2,035	$1,401	$—	$522	$2,035	$1,923

Charge-offs as a percentage of average loans in repayment (annualized)	5.4%	9.6%	—%	6.2%	5.4%	8.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	5.1%	8.9%	—%	5.9%	5.1%	7.6%
Allowance as a percentage of the ending total loan balance	5.3%	5.7%	—%	3.9%	5.3%	5.1%
Allowance as a percentage of ending loans in repayment	7.9%	11.4%	—%	5.5%	7.9%	8.9%
Average coverage of charge-offs (annualized)	1.5	1.2	—	.9	1.5	1.1
Ending total loans(2)	$38,450	$24,439	$—	$13,280	$38,450	$37,719
Average loans in repayment	$25,616	$12,083	$—	$9,585	$25,616	$21,668
Ending loans in repayment	$25,784	$12,254	$—	$9,458	$25,784	$21,712

(1)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010(1)	2009	2010	2009

Allowance at beginning of period	$1,443	$1,308	$524	$505	$1,967	$1,813
Provision for Private Education
Loan losses	1,004	733	—	339	1,004	1,072
Charge-offs	(968)	(671)	—	(329)	(968)	(1,000)
Reclassification of interest reserve	32	31	—	7	32	38
Consolidation of off-balance sheet trusts(1)	524	—	(524)	—	—	—

Allowance at end of period	$2,035	$1,401	$—	$522	$2,035	$1,923

Charge-offs as a percentage of average loans in repayment (annualized)	5.1%	7.7%	—%	4.6%	5.1%	6.3%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.9%	7.1%	—%	4.3%	4.9%	5.9%
Allowance as a percentage of the ending total loan balance	5.3%	5.7%	—%	3.9%	5.3%	5.1%
Allowance as a percentage of ending loans in repayment	7.9%	11.4%	—%	5.5%	7.9%	8.9%
Average coverage of charge-offs (annualized)	1.6	1.6	—	1.2	1.6	1.4
Ending total loans(2)	$38,450	$24,439	$—	$13,280	$38,450	$37,719
Average loans in repayment	$25,151	$11,634	$—	$9,543	$25,151	$21,177
Ending loans in repayment	$25,784	$12,254	$—	$9,458	$25,784	$21,712

(1)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Managed Private Education Loans at September 30, 2010 and 2009.

	September 30, 2010			September 30, 2009
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$33,990	$4,460	$38,450	$32,891	$4,828	$37,719
Ending loans in repayment	23,063	2,721	25,784	18,922	2,790	21,712
Private Education Loan allowance for losses	1,180	855	2,035	1,005	918	1,923
Charge-offs as a percentage of average loans in repayment(2)	3.9%	17.6%	5.4%	5.1%	28.5%	8.1%
Allowance as a percentage of total ending loan balance	3.5%	19.2%	5.3%	3.1%	19.0%	5.1%
Allowance as a percentage of ending loans in repayment	5.1%	31.4%	7.9%	5.3%	32.9%	8.9%
Average coverage of charge-offs(2)	1.3	1.8	1.5	1.1	1.1	1.1
Delinquencies as a percentage of Private Education Loans in repayment	9.1%	28.1%	11.1%	9.7%	32.2%	12.6%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.4%	16.0%	5.7%	4.6%	17.8%	6.3%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.1%	6.1%	4.3%	5.4%	8.1%	5.8%
Percentage of Private Education Loans with a cosigner	63%	28%	59%	61%	27%	57%
Average FICO at origination	725	623	715	725	623	713

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Annualized for the three months ended September 30, 2010 and 2009.

Managed provision expense was $330 million in the third quarter of 2010 and $413 million in the third quarter of 2009. As a result of continued weakness in the U.S. economy, provision expense has remained elevated since the fourth quarter of 2008. The Private Education Loan portfolio experienced a significant increase in delinquencies through the first quarter of 2009 (as of March 31, 2009, delinquencies as a percentage of loans in repayment were 13.4 percent); however, delinquencies as a percentage of loans in repayment have now declined to 11.1 percent at September 30, 2010. Current quarter charge-offs of $348 million increased slightly from the prior quarter charge-offs of $336 million. This was an expected seasonal increase from the second quarter related to the timing of graduates’ entry into repayment. Current quarter charge-offs were down significantly from the year ago quarter’s charge-offs of $443 million. The Managed Private Education Loan allowance coverage of annualized current-quarter charge-offs ratio was 1.5 at September 30, 2010, compared with 1.1 as of September 30, 2009. The allowance for loan losses as a percentage of ending Private Education Loans in repayment decreased from 8.9 percent at September 30, 2009 to 7.9 percent at September 30, 2010. Managed Private Education Loan delinquencies as a percentage of loans in repayment decreased from 12.6 percent to 11.1 percent from September 30, 2009 to September 30, 2010. Managed Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 5.8 percent as of September 30, 2009 to 4.3 percent at September 30, 2010. The Company analyzed changes in the key ratios disclosed in the tables above when determining the appropriate Private Education Loan allowance for loan losses.

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

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month-end has decreased since 2008. In addition, the monthly average amount of loans granted forbearance as a percentage of loans in repayment and forbearance declined to 5.1 percent in the third quarter of 2010 compared with the year-ago quarter of 5.5 percent. As of September 30, 2010, 3.1 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of September 30, 2010.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 68.4 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 16.8 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses.

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance for the	entering repayment	loans never entering
	first time	(all loans)	forbearance

In-school/grace/deferment	8.9%	8.2%	3.5
Current	50.4	57.4	64.1
Delinquent 31-60 days	3.1	2.0	0.4
Delinquent 61-90 days	1.9	1.1	0.2
Delinquent greater than 90 days	4.8	2.7	0.3
Forbearance	5.0	3.7	—
Defaulted	16.8	8.7	5.0
Paid	9.1	16.2	26.5

Total	100%	100%	100%

The tables below show the composition and status of the Managed Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2010, loans in forbearance status as a percentage of loans in repayment and forbearance were 5.7 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 2.0 percent for loans that have been in active repayment status for more than 48 months. Approximately 78 percent of our Managed Private Education Loans in forbearance status have been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due			Not Yet in
September 30, 2010	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$10,517	$10,517
Loans in forbearance	909	181	80	—	1,170
Loans in repayment — current	12,908	6,270	3,748	—	22,926
Loans in repayment — delinquent 31-60 days	662	165	80	—	907
Loans in repayment — delinquent 61-90 days	376	77	36	—	489
Loans in repayment — delinquent greater than 90 days	1,131	233	98	—	1,462

Total	$15,986	$6,926	$4,042	$10,517	37,471

Unamortized discount					(873)
Receivable for partially charged-off loans					979
Allowance for loan losses					(2,035)

Total Managed Private Education Loans, net					$35,542

Loans in forbearance as a percentage of loans in repayment and forbearance	5.7%	2.6%	2.0%	—%	4.3%

	Monthly Scheduled Payments Due			Not Yet in
September 30, 2009	0 to 24	25 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$14,047	$14,047
Loans in forbearance	1,135	133	57	—	1,325
Loans in repayment — current	11,594	4,685	2,695	—	18,974
Loans in repayment — delinquent 31-60 days	696	114	53	—	863
Loans in repayment — delinquent 61-90 days	422	63	29	—	514
Loans in repayment — delinquent greater than 90 days	1,124	162	75	—	1,361

Total	$14,971	$5,157	$2,909	$14,047	37,084

Unamortized discount					(890)
Receivable for partially charged-off loans					635
Allowance for loan losses					(1,923)

Total Managed Private Education Loans, net					$34,906

Loans in forbearance as a percentage of loans in repayment and forbearance	7.6%	2.6%	2.0%	—%	5.8%

The table below stratifies the portfolio of Managed Private Education Loans in forbearance status as of the dates indicated by the cumulative number of months the borrower has used forbearance. As detailed in the table below, only 3 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	September 30, 2010		September 30, 2009
	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total

Up to 12 months	$823	70%	$928	70%
13 to 24 months	312	27	344	26
More than 24 months	35	3	53	4

Total	$1,170	100%	$1,325	100%

The Company offers payment modification programs to assist borrowers in repaying their Private Education Loans through reduced payments, in situations where the potential for principal recovery, through a modification of the monthly payment amount, is better than other alternatives currently available. The rate reduction program is designed to assist financially stressed borrowers to repay their loan by making reduced payments while continuing to reduce their outstanding principal balance. Along with the ability and willingness to pay, the borrower must make three consecutive monthly payments at the reduced rate to qualify for the program. Once the borrower has made the initial three payments, the loan status is returned to current and the interest rate is reduced for the successive twelve month period. As of September 30, 2010 and December 31, 2009, approximately $303 million and $181 million face amount, respectively, had qualified for the rate reduction program and are currently receiving a reduction in their interest rate.

FFELP Loan Losses

FFELP Delinquencies and Forbearance

On January 1, 2010, upon the adoption of topic updates to ASC 810, there are no differences between the Company’s GAAP and Managed Basis presentation (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model”).

The tables below present our FFELP loan delinquency trends as of September 30, 2010 and 2009. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	September 30, 2010		September 30, 2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$42,852		$50,795
Loans in forbearance(2)	19,450		13,459
Loans in repayment and percentage of each status:
Loans current	67,867	83.0%	57,934	83.0%
Loans delinquent 31-60 days(3)	5,054	6.2	4,225	6.0
Loans delinquent 61-90 days(3)	2,241	2.7	2,041	2.9
Loans delinquent greater than 90 days(3)	6,626	8.1	5,633	8.1

Total FFELP loans in repayment	81,788	100.0%	69,833	100.0%

Total FFELP loans, gross	144,090		134,087
FFELP loan unamortized premium	2,692		2,419

Total FFELP loans	146,782		136,506
FFELP loan allowance for losses	(189)		(156)

FFELP loans, net	$146,593		$136,350

Percentage of FFELP loans in repayment		56.8%		52.1%

Delinquencies as a percentage of FFELP loans in repayment		17.0%		17.0%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		19.2%		16.2%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet
	FFELP Loan
	Delinquencies(4)
	September 30, 2009
	Balance	%

Loans in-school/grace/deferment(1)	$3,705
Loans in forbearance(2)	2,715
Loans in repayment and percentage of each status:
Loans current	11,584	83.1%
Loans delinquent 31-60 days(3)	816	5.9
Loans delinquent 61-90 days(3)	393	2.8
Loans delinquent greater than 90 days(3)	1,148	8.2

Total FFELP loans in repayment	13,941	100.0%

Total FFELP loans, gross	20,361
FFELP loan unamortized premium	588

Total FFELP loans	20,949
FFELP loan allowance for losses	(25)

FFELP loans, net	$20,924

Percentage of FFELP loans in repayment		68.5%

Delinquencies as a percentage of FFELP loans in repayment		16.9%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		16.3%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	On January 1, 2010, upon the adoption of topic updates to ASC 810, all off-balance sheet loans moved on-balance sheet.

	Managed Basis FFELP
	Loan Delinquencies
	September 30, 2010		September 30, 2009
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$42,852		$54,500
Loans in forbearance(2)	19,450		16,174
Loans in repayment and percentage of each status:
Loans current	67,867	83.0%	69,518	83.0%
Loans delinquent 31-60 days(3)	5,054	6.2	5,041	6.0
Loans delinquent 61-90 days(3)	2,241	2.7	2,434	2.9
Loans delinquent greater than 90 days(3)	6,626	8.1	6,781	8.1

Total FFELP loans in repayment	81,788	100.0%	83,774	100.0%

Total FFELP loans, gross	144,090		154,448
FFELP loan unamortized premium	2,692		3,007

Total FFELP loans	146,782		157,455
FFELP loan allowance for losses	(189)		(181)

FFELP loans, net	$146,593		$157,274

Percentage of FFELP loans in repayment		56.8%		54.2%

Delinquencies as a percentage of FFELP loans in repayment		17.0%		17.0%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		19.2%		16.2%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The provision for FFELP loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses in the portfolio of FFELP loans.

The following table summarizes changes in the allowance for FFELP loan losses for the three and nine months ended September 30, 2010 and 2009.

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010(1)	2009	2010	2009

Allowance at beginning of period	$189	$153	$—	$27	$189	$180
Provision for FFELP loan losses	24	21	—	1	24	22
Charge-offs	(21)	(17)	—	(3)	(21)	(20)
Student loan sales and securitization activity	(3)	(1)	—	—	(3)	(1)

Allowance at end of period	$189	$156	$—	$25	$189	$181

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of the ending total loans, gross	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	—%	.2%	.2%	.2%
Average coverage of charge-offs (annualized)	2.2	2.3	—	2.0	2.2	2.3
Ending total loans, gross	$144,090	$134,087	$—	$20,361	$144,090	$154,448
Average loans in repayment	$82,203	$69,680	$—	$14,032	$82,203	$83,712
Ending loans in repayment	$81,788	$69,833	$—	$13,941	$81,788	$83,774

(1)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

	Activity in Allowance for FFELP Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010	2009

Allowance at beginning of period	$161	$138	$25	$27	$186	$165
Provision for FFELP loan losses	76	81	—	10	76	91
Charge-offs	(67)	(61)	—	(11)	(67)	(72)
Student loan sales and securitization activity	(6)	(2)	—	(1)	(6)	(3)
Consolidation of off-balance sheet trusts(1)	25	—	(25)	—	—	—

Allowance at end of period	$189	$156	$—	$25	$189	$181

Charge-offs as a percentage of average loans in repayment (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of the ending total loans, gross	.1%	.1%	—%	.1%	.1%	.1%
Allowance as a percentage of ending loans in repayment	.2%	.2%	—	.2%	.2%	.2%
Average coverage of charge-offs (annualized)	2.1	1.9	$—	1.6	2.1	1.9
Ending total loans, gross	$144,090	$134,087	$—	$20,361	$144,090	$154,448
Average loans in repayment	$82,362	$69,196	$—	$14,455	$82,362	$83,651
Ending loans in repayment	$81,788	$69,833	$—	$13,941	$81,788	$83,774

(1)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

Total Provisions for Loan Losses

The following tables summarize the total provisions for loan losses on both an on-balance sheet basis and a Managed Basis for the three and nine months ended September 30, 2010 and 2009.

Total on-balance sheet loan provisions

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Private Education Loans	$330	$287	$1,004	$733
FFELP Loans	24	21	76	81
Mortgage and consumer loans	4	13	19	36

Total on-balance sheet provisions for loan losses	$358	$321	$1,099	$850

Total Managed Basis loan provisions

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Private Education Loans	$330	$413	$1,004	$1,072
FFELP Loans	24	22	76	91
Mortgage and consumer loans	4	13	19	36

Total Managed Basis provisions for loan losses	$358	$448	$1,099	$1,199

Provision expense for Private Education Loans was previously discussed above (see “Private Education Loan Losses — Allowance for Private Education Loan Losses”).

Total Loan Charge-offs

The following tables summarize the total loan charge-offs on both an on-balance sheet basis and a Managed Basis for the three and nine months ended September 30, 2010 and 2009.

Total on-balance sheet loan charge-offs

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Private Education Loans	$348	$293	$968	$671
FFELP Loans	21	17	67	61
Mortgage and consumer loans	4	9	19	24

Total on-balance sheet loan net charge-offs	$373	$319	$1,054	$756

Total Managed loan charge-offs

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Private Education Loans	$348	$443	$968	$1,000
FFELP Loans	21	20	67	72
Mortgage and consumer loans	4	9	19	24

Total Managed loan charge-offs	$373	$472	$1,054	$1,096

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

The following tables summarize the activity in the receivable for partially charged-off loans (see “Allowance for Private Education Loan Losses” above for a further discussion) for the three and nine months ended September 30, 2010 and 2009.

	Activity in Receivable for Partially Charged-Off Loans
	On-balance sheet		Off-balance sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010(2)	2009	2010	2009

Receivable at beginning of period	$888	$338	$—	$148	$888	$486
Expected future recoveries of current period defaults(1)	120	108	—	56	120	164
Recoveries	(29)	(11)	—	(4)	(29)	(15)

Receivable at end of period	$979	$435	$—	$200	$979	$635

	Activity in Receivable for Partially Charged-Off Loans
	On-balance sheet		Off-balance sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010(2)	2009	2010	2009

Receivable at beginning of period	$499	$222	$229	$91	$728	$313
Expected future recoveries of current period defaults(1)	329	243	—	120	329	363
Recoveries	(78)	(30)	—	(11)	(78)	(41)
Consolidation of off-balance sheet trusts(2)	229	—	(229)	—	—	—

Receivable at end of period	$979	$435	$—	$200	$979	$635

(1)	Net of any current period recoveries that were less than expected.

(2)	Upon the adoption of topic updates to ASC 810, on January 1, 2010, the Company consolidated all of its previously off-balance sheet securitization trusts (see “CRITICAL ACCOUNTING POLICES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further details).

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

	Loan Program
	Signature and		Career
(Dollars in millions)	Other	Smart Option	Training	Total

$ in Repayment	$21,325	$2,222	$2,237	$25,784
$ in Total	32,927	2,224	2,320	37,471
Payment method by enrollment status:

In-school/Grace	Deferred(1)	Interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated(2)	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are made and interest charges are capitalized into the loan balance.

(2)	The graduated repayment program includes an interest-only payment option. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of September 30, 2010 and December 31, 2009, borrowers in repayment owing approximately $7.1 billion and $7.0 billion, respectively, were enrolled in the interest-only program.

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30, 2010
	FFELP	Private	Total

Internal lending brands and Lender Partners	$946	$958	$1,904
Other commitment clients	75	—	75
Spot purchases	104	—	104
Capitalized interest, premiums and discounts	658	264	922

Total On-Balance Sheet/Managed student loan acquisitions	$1,783	$1,222	$3,005

	Three Months Ended
	September 30, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$6,778	$1,077	$7,855
Other commitment clients	80	—	80
Spot purchases	456	—	456
Consolidations and clean-up calls of off-balance sheet securitized loans	1,201	130	1,331
Capitalized interest, premiums and discounts	647	158	805

Total on-balance sheet student loan acquisitions	9,162	1,365	10,527
Consolidations and clean-up calls of off-balance sheet securitized loans	(1,201)	(130)	(1,331)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	93	81	174

Total Managed student loan acquisitions	$8,054	$1,316	$9,370

	Nine Months Ended
	September 30, 2010
	FFELP	Private	Total

Internal lending brands and Lender Partners	$12,224	$2,069	$14,293
Other commitment clients	223	—	223
Spot purchases	1,697	—	1,697
Capitalized interest, premiums and discounts	2,053	892	2,945

Total On-Balance Sheet/Managed student loan acquisitions	$16,197	$2,961	$19,158

	Nine Months Ended
	September 30, 2009
	FFELP	Private	Total

Internal lending brands and Lender Partners	$17,985	$2,971	$20,956
Other commitment clients	283	—	283
Spot purchases	1,441	—	1,441
Consolidations and clean-up calls of off-balance sheet securitized loans	3,155	797	3,952
Capitalized interest, premiums and discounts	1,853	591	2,444

Total on-balance sheet student loan acquisitions	24,717	4,359	29,076
Consolidations and clean-up calls of off-balance sheet securitized loans	(3,155)	(797)	(3,952)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	268	325	593

Total Managed student loan acquisitions	$21,830	$3,887	$25,717

Total On-Balance Sheet Assets — Lending Business Segment

The following table includes on-balance sheet asset information for our Lending business segment.

	September 30,	December 31,
	2010	2009

FFELP Stafford and Other Student Loans, net	$46,026	$42,979
FFELP Stafford Loans Held-for-Sale	20,655	9,696
FFELP Consolidation Loans, net	79,912	68,379
Private Education Loans, net	35,542	22,753
Investments(1)	11,924	12,387
Retained Interest in off-balance sheet securitized loans	—	1,828
Other(2)	10,699	9,818

Total assets	$204,758	$167,840

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include other loans, accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Loan Originations

Total Private Education Loan originations declined 6 percent from the year-ago quarter to $835 million in the quarter ended September 30, 2010. This decline was primarily a result of an increase in federal student loan limits, an overall increase in the use of federal student loans as well as an increase in federal grants.

The following tables summarize our loan originations by type of loan and source.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Loan Originations — Internal lending brands
Stafford	$739	$5,134	$9,134	$13,068
PLUS	31	582	772	1,341
GradPLUS	14	443	583	878

Total FFELP	784	6,159	10,489	15,287
Private Education Loans	823	871	1,859	2,599

Total	$1,607	$7,030	$12,348	$17,886

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Loan Originations — Lender Partners
Stafford	$66	$703	$1,098	$1,826
PLUS	2	51	56	118
GradPLUS	1	27	33	54

Total FFELP	69	781	1,187	1,998
Private Education Loans	12	22	35	196

Total	$81	$803	$1,222	$2,194

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Loan Originations — Total
Stafford	$805	$5,837	$10,232	$14,894
PLUS	33	633	828	1,459
GradPLUS	15	470	616	932

Total FFELP	853	6,940	11,676	17,285
Private Education Loans	835	893	1,894	2,795

Total	$1,688	$7,833	$13,570	$20,080

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

	On-Balance Sheet/Managed Portfolio
	Three Months Ended September 30, 2010
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$67,457	$81,035	$148,492	$35,151	$183,643
Consolidations to third parties	(598)	(217)	(815)	(11)	(826)
Acquisitions(2)	1,345	438	1,783	1,222	3,005

Net acquisitions	747	221	968	1,211	2,179

Sales	(217)	(71)	(288)	—	(288)
Repayments/defaults/other	(1,306)	(1,273)	(2,579)	(820)	(3,399)

Ending balance(3)	$66,681	$79,912	$146,593	$35,542	$182,135

	On-Balance Sheet
	Three Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$62,204	$70,102	$132,306	$21,851	$154,157
Consolidations to third parties	(384)	(191)	(575)	(2)	(577)
Acquisitions(2)	7,645	316	7,961	1,235	9,196

Net acquisitions	7,261	125	7,386	1,233	8,619

Repayments/defaults/resales/other	(2,360)	(981)	(3,341)	(589)	(3,930)

Ending balance	$67,105	$69,246	$136,351	$22,495	$158,846

	Off-Balance Sheet
	Three Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$6,170	$15,170	$21,340	$12,621	$33,961
Consolidations to third parties	(135)	(56)	(191)	(4)	(195)
Acquisitions(2)	30	63	93	81	174

Net acquisitions	(105)	7	(98)	77	(21)

Repayments/defaults/resales/other	(130)	(188)	(318)	(287)	(605)

Ending balance	$5,935	$14,989	$20,924	$12,411	$33,335

	Managed Portfolio
	Three Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$68,374	$85,272	$153,646	$34,472	$188,118
Consolidations to third parties	(519)	(247)	(766)	(6)	(772)
Acquisitions(2)	7,675	379	8,054	1,316	9,370

Net acquisitions	7,156	132	7,288	1,310	8,598

Repayments/defaults/resales/other	(2,490)	(1,169)	(3,659)	(876)	(4,535)

Ending balance(3)	$73,040	$84,235	$157,275	$34,906	$192,181

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Includes accrued interest receivable capitalized to principal during the period.

(3)	As of September 30, 2010 and 2009, the ending balance includes $27.2 billion and $29.7 billion, respectively, of FFELP Stafford and Other Loans and $2.5 billion and $2.6 billion, respectively, of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are affected by CCRAA legislation.

	On-Balance Sheet
	Nine Months Ended September 30, 2010
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,675	$68,379	$121,054	$22,753	$143,807
Consolidations to third parties	(1,545)	(591)	(2,136)	(33)	(2,169)
Acquisitions(2)	15,075	1,122	16,197	2,961	19,158

Net acquisitions	13,530	531	14,061	2,928	16,989

Securitization-related(3)	5,500	14,797	20,297	12,341	32,638
Sales	(383)	(71)	(454)	—	(454)
Repayments/defaults/other	(4,641)	(3,724)	(8,365)	(2,480)	(10,845)

Ending balance(4)	$66,681	$79,912	$146,593	$35,542	$182,135

Off-Balance Sheet
Nine Months Ended September 30, 2010
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$5,500	$14,797	$20,297	$12,341	$32,638
Consolidations to third parties	—	—	—	—	—
Acquisitions(2)	—	—	—	—	—

Net acquisitions	—	—	—	—	—

Securitization-related(3)	(5,500)	(14,797)	(20,297)	(12,341)	(32,638)
Sales	—	—	—	—	—
Repayments/defaults/other	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—

	On-Balance Sheet/Managed Portfolio
	Nine Months Ended September 30, 2010
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$58,175	$83,176	$141,351	$35,094	$176,445
Consolidations to third parties	(1,545)	(591)	(2,136)	(33)	(2,169)
Acquisitions(2)	15,075	1,122	16,197	2,961	19,158

Net acquisitions	13,530	531	14,061	2,928	16,989

Securitization-related(3)	—	—	—	—	—
Sales	(383)	(71)	(454)	—	(454)
Repayments/defaults/other	(4,641)	(3,724)	(8,365)	(2,480)	(10,845)

Ending balance(4)	$66,681	$79,912	$146,593	$35,542	$182,135

(1)	FFELP category is primarily Stafford Loans but also includes federally guaranteed PLUS and HEAL loans.

(2)	Includes accrued interest receivable capitalized to principal during the period.

(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP upon the adoption of topic updates to ASC 810 on January 1, 2010 which resulted in consolidating all previously off-balance sheet securitization trusts (see “RECENT DEVELOPMENTS — Recently Adopted Accounting Standards — VIE Consolidation Model” for further details).

(4)	As of September 30, 2010, the ending balance includes $27.2 billion of FFELP Stafford and Other Loans and $2.5 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are affected by CCRAA legislation.

	On-Balance Sheet
	Nine Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,476	$71,744	$124,220	$20,582	$144,802
Consolidations to third parties	(790)	(385)	(1,175)	(5)	(1,180)
Acquisitions(2)	20,691	871	21,562	3,562	25,124

Net acquisitions	19,901	486	20,387	3,557	23,944

Securitization-related(3)	425	—	425	—	425
Repayments/defaults/resales/other	(5,697)	(2,984)	(8,681)	(1,644)	(10,325)

Ending balance(4)	$67,105	$69,246	$136,351	$22,495	$158,846

	Off-Balance Sheet
	Nine Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$7,143	$15,531	$22,674	$12,917	$35,591
Consolidations to third parties	(317)	(99)	(416)	(12)	(428)
Acquisitions(2)	107	161	268	325	593

Net acquisitions	(210)	62	(148)	313	165

Securitization-related(3)	(425)	—	(425)	—	(425)
Repayments/defaults/resales/other	(573)	(604)	(1,177)	(819)	(1,996)

Ending balance	$5,935	$14,989	$20,924	$12,411	$33,335

	Managed Portfolio
	Nine Months Ended September 30, 2009
	FFELP	FFELP		Total Private	Total
	Stafford and	Consolidation	Total	Education	Managed Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$59,619	$87,275	$146,894	$33,499	$180,393
Consolidations to third parties	(1,107)	(484)	(1,591)	(17)	(1,608)
Acquisitions(2)	20,798	1,032	21,830	3,887	25,717

Net acquisitions	19,691	548	20,239	3,870	24,109

Securitization-related(3)	—	—	—	—	—
Repayments/defaults/resales/other	(6,270)	(3,588)	(9,858)	(2,463)	(12,321)

Ending balance(4)	$73,040	$84,235	$157,275	$34,906	$192,181

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Includes accrued interest receivable capitalized to principal during the period.

(3)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

(4)	As of September 30, 2009, the ending balance includes $29.7 billion of FFELP Stafford and Other Loans and $2.6 billion of FFELP Consolidation Loans disbursed on or after October 1, 2007, which are affected by CCRAA legislation.

Other Income — Lending Business Segment

The following table summarizes the components of “Core Earnings” other income, net, for our Lending business segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gains on debt repurchases	$18	$74	$199	$463
Late fees and forbearance fees	34	39	111	107
Gains on sales of loans and securities, net	1	12	7	12
Other	4	4	10	9

Total other income, net	$57	$129	$327	$591

The change in other income over the prior periods presented is primarily the result of the gains on debt repurchased. The Company began repurchasing its outstanding debt in the second quarter of 2008. The

Company repurchased $0.9 billion and $1.4 billion face amount of its senior unsecured notes for the quarters ended September 30, 2010 and 2009, respectively. Since the second quarter of 2008, the Company has repurchased $8.9 billion face amount of its senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016. The $12 million gain on sales of loans and securities in the third quarter of 2009 related to the gain on sale of approximately $840 million face amount of FFELP loans to the ED as part of the ED Purchase Program.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales and originations	$59	$57	$163	$149
Servicing	107	87	315	252
Corporate overhead	16	17	64	58

Total operating expenses	$182	$161	$542	$459

Operating expenses for our Lending business segment include costs incurred to acquire student loans and to service our Managed student loan portfolio, as well as general and administrative expenses of the segment and allocated corporate overhead. For the quarters ended September 30, 2010 and 2009, operating expenses for our Lending business segment totaled $182 million and $161 million, respectively. Operating expenses were 39 basis points and 33 basis points, respectively, of average Managed student loans in the third quarters of 2010 and 2009. The increase from the year-ago quarter was primarily the result of higher legal contingency expenses, higher collection costs from a higher number of loans in repayment and delinquent status, and higher marketing and technology enhancement costs related to Private Education Loans.

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

	Three Months Ended September 30, 2010
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$—	$—	$84	$84
Collections revenue	13	—	—	13

Total income	13	—	84	97
Direct operating expenses	19	—	47	66
Overhead expenses	—	—	8	8

Operating expenses	19	—	55	74
Restructuring expenses	1	—	1	2

Total expenses	20	—	56	76
Net interest expense	—	—	—	—

Income (loss) from continuing operations before income tax expense (benefit)	(7)	—	28	21
Income tax expense (benefit)	(2)	—	10	8

Net income (loss) from continuing operations	(5)	—	18	13
Income from discontinued operations, net of tax	—	3	—	3

“Core Earnings” net income (loss) attributable to SLM Corporation	$(5)	$3	$18	$16

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(5)	$—	$18	$13
Discontinued operations, net of tax	—	3	—	3

“Core Earnings” net income (loss) attributable to SLM Corporation	$(5)	$3	$18	$16

	Three Months Ended September 30, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$—	$—	$82	$82
Collections revenue	21	—	—	21

Total income	21	—	82	103
Direct operating expenses	32	—	43	75
Overhead expenses	1	—	8	9

Operating expenses	33	—	51	84
Restructuring expenses	—	—	—	—

Total expenses	33	—	51	84
Net interest expense	—	—	—	—

Income (loss) from continuing operations before income tax expense (benefit)	(12)	—	31	19
Income tax expense (benefit)	(4)	—	13	9

Net income (loss) from continuing operations	(8)	—	18	10
Loss from discontinued operations, net of tax	—	(6)	—	(6)

“Core Earnings” net income (loss) attributable to SLM Corporation	$(8)	$(6)	$18	$4

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(8)	$—	$18	$10
Discontinued operations, net of tax	—	(6)	—	(6)

“Core Earnings” net income (loss) attributable to SLM Corporation	$(8)	$(6)	$18	$4

	Nine Months Ended September 30, 2010
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$—	$—	$252	$252
Collections revenue	52	—	—	52

Total income	52	—	252	304
Direct operating expenses	78	—	139	217
Overhead expenses	1	—	29	30

Operating expenses	79	—	168	247
Restructuring expenses	2	—	1	3

Total expenses	81	—	169	250
Net interest expense	—	—	—	—

Income (loss) from continuing operations before income tax expense (benefit)	(29)	—	83	54
Income tax expense (benefit)	(10)	—	30	20

Net income (loss) from continuing operations	(19)	—	53	34
Income from discontinued operations, net of tax	—	3	—	3

“Core Earnings” net income (loss) attributable to SLM Corporation	$(19)	$3	$53	$37

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(19)	$—	$53	$34
Discontinued operations, net of tax	—	3	—	3

“Core Earnings” net income (loss) attributable to SLM Corporation	$(19)	$3	$53	$37

	Nine Months Ended September 30, 2009
	Purchased	Purchased
	Paper-	Paper-
	Non-	Mortgage/	Contingency
	Mortgage	Properties	& Other	Total APG

Contingency fee income	$2	$—	$228	$230
Collections revenue	88	—	—	88

Total income	90	—	228	318
Direct operating expenses	108	—	127	235
Overhead expenses	3	—	27	30

Operating expenses	111	—	154	265
Restructuring expenses	—	—	—	—

Total expenses	111	—	154	265
Net interest expense	—	—	—	—

Income (loss) from continuing operations before income tax expense (benefit)	(21)	—	74	53
Income tax expense (benefit)	(8)	—	28	20

Net income (loss) from continuing operations	(13)	—	46	33
Loss from discontinued operations, net of tax	—	(59)	—	(59)

Net income (loss)	(13)	(59)	46	(26)
Less: net income attributable to noncontrolling interest	1	—	—	1

“Core Earnings” net income (loss) attributable to SLM Corporation	$(14)	$(59)	$46	$(27)

“Core Earnings” net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$(14)	$—	$46	$32
Discontinued operations, net of tax	—	(59)	—	(59)

“Core Earnings” net income (loss) attributable to SLM Corporation	$(14)	$(59)	$46	$(27)

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

Net income attributable to SLM Corporation from discontinued operations was $3 million for the third quarter of 2010 compared with a net loss of $6 million for the third quarter of 2009. The Company sold all of the assets in its Purchased Paper — Mortgage/Properties business in the fourth quarter of 2009 for $280 million. Because of the sale, the Purchased Paper — Mortgage/Properties business is required to be presented separately as discontinued operations for all periods presented. The year-ago quarter included $7 million of after-tax asset impairments.

The Company’s domestic Purchased Paper — Non-Mortgage business has certain forward purchase obligations under which the Company was committed to buy purchased paper through April 2009. The Company has not bought any additional purchased paper in excess of these obligations. The Company recognized impairments of $3 million and $9 million in the third quarters of 2010 and 2009, respectively. The impairments are the result of the impact of the economy on the ability to collect on these assets. Similar to the Purchased Paper — Mortgage/Properties business discussion above, when the Purchased Paper — Non-

Mortgage business either sells all of its remaining assets (or qualifies as held-for-sale) or completely winds down its operations, its results will be shown as discontinued operations.

Purchased Paper — Non-Mortgage

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross Cash Collections (“GCC”)	$44	$72	$166	$315
Collections revenue	13	21	52	88
Collections revenue as a percentage of GCC	30%	34%	31%	29%
Carrying value of purchased paper	$181	$373	$181	$373

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced for others through our APG business segment.

	September 30,	December 31,	September 30,
	2010	2009	2009

Contingency:
Student loans	$9,781	$8,762	$9,191
Other	1,648	1,262	1,472

Total	$11,429	$10,024	$10,663

Operating Expenses — APG Business Segment

For the quarters ended September 30, 2010 and 2009, operating expenses for the APG business segment totaled $74 million and $83 million, respectively. The decrease in operating expenses from the year-ago quarter was primarily due to lower collection costs on the Purchased Paper — Non-Mortgage portfolio. The lower collection costs are the result of the decreasing size of the portfolio given the winding down of the business.

Total On-Balance Sheet Assets — APG Business Segment

At September 30, 2010 and December 31, 2009, the APG business segment had total assets of $564 million and $1.1 billion, respectively.

OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Other business segment.

	Three Months		% Increase	Nine Months		% Increase
	Ended		(Decrease)	Ended		(Decrease)
	September 30,		2010 vs.	September 30,		2010 vs.
	2010	2009	2009	2010	2009	2009

Net interest income after provisions for loan losses	$4	$5	(20)%	$13	$14	(7)%
Guarantor servicing fees	16	48	(67)	75	107	(30)
Loan servicing fees	19	17	12	56	35	60
Upromise	28	28	—	86	79	9
Other	9	11	(18)	23	38	(39)

Total other income	72	104	(31)	240	259	(7)
Direct operating expenses	61	56	9	176	154	14
Overhead expenses	2	3	(33)	9	9	—

Operating expenses	63	59	7	185	163	13
Restructuring expenses	(1)	—	(100)	5	2	150

Total expenses	62	59	5	190	165	15

Income from continuing operations, before income tax expense	14	50	(72)	63	108	(42)
Income tax expense	5	18	(72)	23	40	(43)

“Core Earnings” net income attributable to SLM Corporation	$9	$32	(72)%	$40	$68	(41)%

The decrease in guarantor servicing fees compared to the prior periods was primarily due to HCERA being effective as of July 1, 2010 and the Company no longer earning guarantor issuance fees on disbursed guaranteed FFELP loans as well as a lower balance of outstanding FFELP loans in which the Company earns other fees.

In the second quarter of 2009, ED named Sallie Mae as one of four servicers awarded a servicing contract (the “ED Servicing Contract”) to service all federal loans owned by ED. The ED Servicing Contract will span five years with one, five-year renewal at the option of ED. The Company is servicing approximately 2 million accounts under the ED Servicing Contract as of September 30, 2010. Loan servicing fees in the third quarter of 2010 included $10 million of servicing revenue related to the loans the Company is servicing under the ED Servicing Contract.

United Student Aid Funds, Inc. (“USA Funds”), the nation’s largest guarantee agency, accounted for 84 percent and 85 percent, respectively, of guarantor servicing fees and 1 percent and 3 percent, respectively, of revenues associated with other products and services for the quarters ended September 30, 2010 and 2009.

Operating Expenses — Other Business Segment

The following table summarizes the components of operating expenses for our Other business segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating expenses	$37	$33	$108	$85
Upromise	24	23	68	69
Corporate overhead	2	3	9	9

Total operating expenses	$63	$59	$185	$163

Operating expenses for our Other business segment include direct costs incurred to service loans for unrelated third parties, including the ED Servicing Contract, perform guarantor servicing on behalf of guarantor agencies and operate our Upromise subsidiary, as well as information technology expenses related to these functions. For the quarters ended September 30, 2010 and 2009, operating expenses for the Other business segment totaled $63 million and $59 million, respectively. The increase in operating expenses for the third quarter of 2010 over the year-ago quarter was primarily due to higher technology and other expenses related to preparation for higher volumes for the ED Servicing Contract as a result of FFELP Loans that were sold to ED early in the fourth quarter of 2010 as well as Direct Loans allocated to the Company for servicing.

Total On-Balance Sheet Assets — Other Business Segment

At September 30, 2010 and December 31, 2009, the Other business segment had total assets of $785 million and $1.2 billion, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following “LIQUIDITY AND CAPITAL RESOURCES” discussion concentrates on our Lending business segment. Our APG and Other business segments are not capital intensive businesses and, as such, a minimal amount of debt capital is allocated to these segments.

Historically, we funded new loan originations with a combination of term unsecured debt and student loan asset-backed securities. Following the Proposed Merger announcement in April 2007, we temporarily suspended issuance of unsecured debt and began funding loan originations primarily through the issuance of student loan asset-backed securities and short-term secured student loan financing facilities. We resumed our broader funding strategy in June 2008, when the Company accessed the corporate bond market with a $2.5 billion issuance of 10-year senior unsecured notes. In August 2008, we began funding new FFELP Stafford and PLUS Loan originations for Academic Year (“AY”) 2008-2009 pursuant to ED’s Loan Purchase Participation Program (the “Participation Program”). During the fourth quarter of 2008, the Company began retaining its Private Education Loan originations in its banking subsidiary, Sallie Mae Bank, and funding these assets with term bank deposits. In May 2009, we began using the ED Conduit Program to fund FFELP Stafford and PLUS Loans. In January 2010, the Company initiated a relationship with the Federal Home Loan Bank of Des Moines (the “FHLB-DM”) to provide funding for FFELP Loans. In March 2010, the Company accessed the corporate bond market with a $1.5 billion issuance of 10-year senior unsecured notes. We discuss these liquidity sources below.

We continued to use ED’s Purchase and Participation Programs to fund FFELP Stafford and PLUS Loans disbursed through September 30, 2010 (see “RECENT DEVELOPMENTS — Legislative and Regulatory Developments” for a further discussion regarding the end of new FFELP originations as of July 1, 2010) and to use deposits at Sallie Mae Bank and term asset-backed securities to fund Private Education Loan originations. We plan to use term asset-backed securities, asset-backed financing facilities, cash flows provided by earnings and repayment of principal on our unencumbered student loan assets and distributions from our securitization trusts, including servicing fees from these trusts, as well as other sources, to retire maturing debt and provide cash for operations and other needs.

ED Funding Programs

In August 2008, ED implemented the Purchase Program and the Participation Program pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP loans. FFELP lenders are charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Loans eligible for the Participation or Purchase Programs are limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. In October 2010, the Company sold $20.4 billion of loans to ED and paid off $20.3 billion of advances outstanding under the Participation Program which concludes participation in the program.

Also pursuant to ECASLA, on January 15, 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and accepted eligible loans through July 1, 2010. The ED Conduit Program expires on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time, the notes still cannot be paid off, the underlying FFELP loans that serve as collateral to the ED Conduit will be sold to ED through a put agreement at a price of 97 percent of the face amount of the loans. As of September 30, 2010, approximately $15.2 billion face amount of our Stafford and PLUS Loans were funded through the ED Conduit Program. For the third quarter of 2010, the average interest rate paid on this facility was approximately 0.77 percent.

Additional Funding Sources for General Corporate Purposes

In addition to funding FFELP loans through ED’s Participation and Purchase Programs and the ED Conduit Program, the Company employs other financing sources for general corporate purposes, which include originating Private Education Loans and repurchases and repayments of unsecured debt obligations.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings, ED financing facilities and indentured trusts, comprised 84 percent of our Managed debt outstanding at September 30, 2010 versus 82 percent at September 30, 2009.

Sallie Mae Bank

During the fourth quarter of 2008, Sallie Mae Bank, our Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. Sallie Mae Bank raises deposits through intermediaries in the retail brokered Certificate of Deposit (“CD”) market and through retail deposit channels. As of September 30, 2010, bank deposits totaled $6.0 billion of which $4.9 billion were brokered term deposits, $0.8 billion were retail deposits and $0.3 billion were other deposits. In addition, the bank has deposits from affiliates totaling $0.5 billion that eliminate in the Company’s consolidated balance sheet. Cash and liquid investments totaled $2.7 billion as of September 30, 2010.

Under Sallie Mae Bank’s 2010 business plan submitted to its regulators, Sallie Mae Bank is permitted to declare and pay a dividend to its parent, SLM Corporation. The dividend must be permitted by Utah law and the Bank must be in compliance with its capital standards at the time of payment and be projected to maintain sufficient capital over a period of time. On October 28, 2010, Sallie Mae Bank paid a cash dividend of $400 million to the Company.

In addition to its deposit base, Sallie Mae Bank has borrowing capacity with the Federal Reserve Bank (“FRB”) through a collateralized lending facility. Borrowing capacity is limited by the availability of acceptable collateral. As of September 30, 2010, borrowing capacity was approximately $0.6 billion and there were no outstanding borrowings.

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

During 2009, we completed $7.5 billion of Private Education Loan term ABS transactions, all of which were private placement transactions. On January 6, 2009, we closed a $1.5 billion 12.5 year ABS based facility (“Total Return Swap Facility”). This facility is used to provide up to $1.5 billion term financing for Private Education Asset-Backed Securities. The fully utilized cost of financing obtained under this facility is expected to be LIBOR plus 5.75 percent. In connection with this facility, we completed one Private Education Loan term ABS transaction totaling $1.5 billion in the first quarter of 2009. The net funding received under the ABS based facility for this issuance was $1.1 billion. The remaining $6.0 billion of Private Education Loan term ABS transactions were TALF-eligible.

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

On August 18, 2010, the Company priced a $760 million FFELP ABS transaction. The transaction settled on August 26, 2010 and includes $738 million A Notes bearing a coupon of 1-month LIBOR plus 0.50 percent and $22 million B Notes bearing a coupon of 1-month LIBOR plus 0.90 percent. The B Notes were purchased by the Company in their entirety on the settlement date. This transaction was composed primarily of FFELP Stafford and PLUS loans.

Although we have demonstrated our access to the ABS market in 2009 and the first nine months of 2010 and we expect ABS financing to remain a primary source of funding over the long term, we also expect our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors. At present, while the markets have demonstrated some signs of recovery, we are unable to predict when market conditions will allow for more regular, reliable and cost-effective access to the term ABS market.

Asset-Backed Financing Facilities

During the first quarter of 2008, the Company entered into three new asset-backed commercial paper financing facilities (the “2008 Asset-Backed Financing Facilities”) to fund FFELP and Private Education Loans. In 2009, the FFELP facilities were subsequently amended and reduced and the Private Education facility was retired.

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

Borrowings under the 2010 Facility are non-recourse to the Company. The maximum amount the Company may borrow under the 2010 Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. In addition to the funding limits described above, funding under the 2010 Facility is subject to usual and customary conditions. The 2010 Facility is subject to termination under certain circumstances, including the Company’s failure to comply with the principal financial covenants in its unsecured revolving credit facility. Increases in the borrowing rate of up to LIBOR plus 4.50 percent could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 2.00 percent to LIBOR plus 3.00 percent over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon. As of September 30, 2010, there was approximately $6.0 billion outstanding in this facility. The book basis of the assets securing this facility at September 30, 2010 was $6.6 billion.

Federal Home Loan Bank of Des Moines (“FHLB-DM”)

On January 15, 2010, HICA Education Loan Corporation (“HICA”), a subsidiary of the Company, entered into a lending agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes federally-guaranteed student loans (but does not include Private Education Loans). The initial borrowing of $25 million at a rate of 0.23 percent under this facility occurred on January 15, 2010 and matured on January 22, 2010. The amount, price and tenor of future advances will vary and will be determined at the time of each borrowing. The maximum amount that can be borrowed, as of September 30, 2010, subject to available collateral, is approximately $10 billion. As of September 30, 2010, borrowing under the facility totaled $525 million. The Company has provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

Auction Rate Securities

At September 30, 2010, we had $3.3 billion of taxable and $1.0 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, $3.4 billion of the Company’s auction rate securities as of September 30, 2010 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 0.81 percent during the third quarter of 2010. As of September 30, 2010, $0.9 billion of auction rate securities with shorter weighted average terms to maturity have had successful auctions, resulting in an average rate of 1.67 percent.

Reset Rate Notes

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the notes are reset. The Company also has the option to repurchase a reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on its remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent until such time as the bonds are successfully remarketed or repurchased. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at September 30, 2010, $4.3 billion of our reset rate notes bore interest at, or were swapped to LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible additional reset rate notes will experience failed remarketings. As of September 30, 2010, the Company had $4.3 billion and $2.0 billion of reset rate notes due to be remarketed in 2010 and 2011, respectively, and an additional $6.5 billion to be remarketed thereafter.

Senior Unsecured Debt

On March 17, 2010, the Company priced a $1.5 billion issuance of 10-year senior unsecured notes. The notes settled on March 22, 2010 and bear a coupon of 8.00 percent and a maturity of March 25, 2020. The notes were swapped to LIBOR with an all-in cost of LIBOR plus 4.65 percent.

On January 11, 2010, the Company announced that it repurchased $812 million U.S. dollar equivalent face amount of its senior unsecured notes outstanding, through a tender offer which settled on January 14, 2010. This transaction resulted in a gain of approximately $45 million.

On May 4, 2010, the Company announced that it repurchased $1.1 billion U.S. dollar equivalent face amount of its senior unsecured notes outstanding, through a tender offer which settled on May 11, 2010. This transaction resulted in a gain of approximately $73 million.

On September 24, 2010, the Company announced that it repurchased $0.7 billion U.S. dollar equivalent face amount of its $23.3 billion senior unsecured notes outstanding, through a tender offer which settled on September 27, 2010. This transaction resulted in gains of approximately $11 million. Total repurchases in the third quarter, including the tender offer, totaled $0.9 billion and resulted in gains of $18 million. Total repurchases for the nine months ended September 30, 2010, including tender offers, were $3.6 billion and resulted in gains of $199 million. The Company began repurchasing its outstanding unsecured debt in the second quarter of 2008. Since that time we have repurchased in both open-market repurchases and public tender offers, $8.9 billion face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016.

On November 3, 2010, the Company announced a tender offer on certain of its Euro and Sterling denominated notes. The Company will accept for purchase up to approximately $650 million U.S. Dollar equivalent of the notes pursuant to the terms of the offer. It is unknown how much has been accepted at this time as noteholders have through 5:00 PM London time November 11, 2010 to notify the Company of their acceptance of this offer.

Primary Sources of Liquidity and Available Capacity

We expect to fund our ongoing liquidity needs, including the origination of new loans and the repayment of $3.4 billion of senior unsecured notes to mature in the next twelve months, through our current cash and investment portfolio, cash flow provided by earnings and repayment of principal on unencumbered student loan assets and distributions from our securitization trusts (including servicing fees which have priority payments within the trusts), the 2010 Facility, the issuance of term ABS, term bank deposits, unsecured debt and other sources.

To supplement our funding sources, we maintained an additional $1.6 billion in an unsecured revolving credit facility as of September 30, 2010. This facility matures in October 2011. The principal financial covenants in this unsecured revolving credit facility require the Company to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.3 billion as of September 30, 2010. The covenants also require the Company to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. The Company was compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended September 30, 2010. In the past, we have not relied upon our unsecured revolving credit facilities as a primary source of liquidity. Although we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

The following table details our main sources of primary liquidity and the available capacity at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	Available Capacity	Available Capacity

Sources of primary liquidity available for new FFELP Stafford and PLUS loan originations:
ED Purchase and Participation Programs(1)	N/A(1)	Unlimited(1)
Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$5,875	$6,070
Commercial paper and asset-backed commercial paper	112	1,150
Certificates of deposit	—	—
Other(2)	93	131

Total unrestricted cash and liquid investments(3)(4)(5)	6,080	7,351
Unused commercial paper and bank lines of credit(6)	1,590	3,485
FFELP ABCP Facilities(7)	3,818	1,703

Total sources of primary liquidity for general corporate purposes(8)	$11,488	$12,539

(1)	The ED Purchase and Participation Programs provided unlimited funding for eligible FFELP Stafford and PLUS loans made by the Company for the academic years 2008-2009 and 2009-2010. See “ED Funding Programs” discussed earlier in this section. Includes loans that were first disbursed on or after May 1, 2008 and prior to July 1, 2010 and fully disbursed prior to September 30, 2010.

(2)	At December 31, 2009, includes $32 million due from The Reserve Primary Fund. On January 29, 2010, we received $32 million from the Reserve Primary Fund.

(3)	At September 30, 2010 and December 31, 2009, excludes $0 and $25 million, respectively, of investments pledged as collateral related to certain derivative positions and $913 million and $708 million, respectively, of other non-liquid investments, classified as cash and investments on our balance sheet in accordance with GAAP.

(4)	At September 30, 2010 and December 31, 2009, includes $1.4 billion and $821 million, respectively, of cash collateral pledged by derivative counterparties and held by the Company in unrestricted cash.

(5)	At September 30, 2010 and December 31, 2009, includes $2.7 billion and $2.4 billion, respectively, of cash and liquid investments at Sallie Mae Bank. This cash will be used primarily to originate or acquire student loans. Please see the earlier discussion under “Additional Funding Sources for General Corporate Purposes — Sallie Mae Bank” regarding restrictions on Sallie Mae Bank to pay a dividend to the Company.

(6)	On May 5, 2010 our bank line of credit was reduced by $1.9 billion.

(7)	Borrowing capacity is subject to availability of collateral. As of September 30, 2010 and December 31, 2009, the Company had $1.7 billion and $2.1 billion, respectively, of outstanding unencumbered FFELP loans, net.

(8)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At September 30, 2010, we had a total of $24.4 billion of unencumbered assets, excluding goodwill and acquired intangibles. Total student loans, net, comprised $12.6 billion of this unencumbered asset total of which $10.9 billion relates to Private Education Loans, net.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

	September 30,	December 31,
(Dollars in billions)	2010	2009

Net assets of consolidated variable interest entities	$13.1	$12.7
Tangible unencumbered assets(1)	24.4	30.1
Unsecured debt	(30.2)	(35.1)
ASC 815 mark-to-market on unsecured hedged debt(2)	(2.4)	(1.9)
Other liabilities, net	(0.8)	(1.7)

Total tangible equity	$4.1	$4.1

(1)	Excludes goodwill and acquired intangible assets.

(2)	At September 30, 2010 and December 31, 2009, there were $2.1 billion and $1.9 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

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

The Company has liquidity exposure related to collateral movements between SLM Corporation and its derivative counterparties. The collateral movements can increase or decrease our primary liquidity depending on the nature of the collateral (whether cash or securities), the Company’s and counterparties’ credit ratings and on movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates. These movements may require the Company to return cash collateral held or may require the Company to access primary liquidity to post collateral to counterparties. As of September 30, 2010, the Company held $1.4 billion cash collateral in unrestricted cash accounts. If the Company’s credit ratings are downgraded from current levels, it may be required to segregate such collateral in restricted accounts.

The table below highlights exposure related to our derivative counterparties at September 30, 2010.

	SLM Corporation	Securitization
	and Sallie Mae Bank	Trust
	Contracts	Contracts

Exposure, net of collateral	$245	$1,351
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	62%	35%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at September 30, 2010 and 2009, and the average balances and average interest rates of our Managed borrowings for the three and nine months ended September 30, 2010 and 2009. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	September 30, 2010			September 30, 2009
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$3,422	$19,177	$22,599	$4,330	$24,869	$29,199
Unsecured term bank deposits	1,618	3,263	4,881	762	5,129	5,891
FHLB-DM facility	525	—	525	—	—	—
ED Participation Program facility (on-balance sheet)(1)	20,226	—	20,226	22,864	—	22,864
ED Conduit Program facility (on-balance sheet)	15,426	—	15,426	14,190	—	14,190
ABCP borrowings (on-balance sheet)	1,152	4,827	5,979	9,434	—	9,434
Securitizations (on-balance sheet)	—	120,720	120,720	—	88,961	88,961
Securitizations (off-balance sheet)	—	—	—	—	34,534	34,534
Indentured trusts (on-balance sheet)	2	1,330	1,332	66	1,629	1,695
Other(2)	2,745	—	2,745	1,732	—	1,732

Total	$45,116	$149,317	$194,433	$53,378	$155,122	$208,500

(1)	The Company has the option of paying off this amount with cash or by putting the loans to ED as previously discussed.

(2)	At September 30, 2010, other primarily consists of $1.6 billion of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation, as well as $1.1 billion of unsecured other bank deposits. At December 31, 2009, other primarily consisted of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$23,782	2.31%	$30,524	1.79%	$25,433	2.11%	$33,021	2.03%
Unsecured term bank deposits	4,964	2.55	5,971	3.48	5,257	2.71	4,419	3.61
FHLB-DM facility	554	.39	—	—	346	.37	—	—
ED Participation Program facility (on-balance sheet)	20,132	.93	19,886	.93	17,283	.81	15,698	1.56
ED Conduit Program facility (on-balance sheet)	15,701	.77	12,219	.87	15,045	.70	5,037	.85
ABCP Borrowings (on-balance sheet)(1)	5,683	1.34	11,639	2.68	7,032	1.24	18,935	2.98
Securitizations (on-balance sheet)	120,859	1.07	88,301	1.22	121,463	1.01	84,657	1.48
Securitizations (off-balance sheet)	—	—	34,813	.48	—	—	35,843	.89
Indentured trusts (on-balance sheet)	1,404	.81	1,743	.90	1,506	.70	1,861	1.17
Other	2,093	.61	1,477	.25	1,487	.44	1,240	.38

Total	$195,172	1.22%	$206,573	1.27%	$194,852	1.16%	$200,711	1.63%

(1)	Included the 2008 Asset-Backed Loan Facility through April 2009.

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of November 5, 2010.

	Moody’s	S&P	Fitch

Short-term unsecured debt	Not Prime	A-3	F3
Long-term senior unsecured debt	Ba1	BBB -	BBB -

The table below presents our unsecured on-balance sheet funding by funding source for the three and nine months ended September 30, 2010 and 2009.

	Debt Issued For		Debt Issued For
	the Three Months		the Nine Months
	Ended		Ended		Outstanding at
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009

Retail notes	$—	$—	$—	$—	$3,265	$3,633
Foreign currency denominated notes(1)	—	—	—	—	6,361	9,900
Global notes (Institutional)	—	—	1,464	—	12,386	15,080
Medium-term notes (Institutional)	—	—	—	—	587	586

Total unsecured corporate borrowings	—	—	1,464	—	22,599	29,199
Unsecured term bank deposits	—	—	—	4,531	4,881	5,891

Total	$—	$—	$1,464	$4,531	$27,480	$35,090

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2010. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$136.7	$20.3	$116.4
3-month Treasury bill	weekly	7.9	—	7.9
Prime	annual	.8	—	.8
Prime	quarterly	5.5	—	5.5
Prime	monthly	23.2	—	23.2
Prime	daily	—	3.1	(3.1)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	121.1	(121.1)
1-month LIBOR	monthly	6.9	14.0	(7.1)
CMT/CPI Index	monthly/quarterly	—	2.4	(2.4)
Non Discrete reset(3)	monthly	—	25.7	(25.7)
Non Discrete reset(4)	daily/weekly	12.8	2.7	10.1
Fixed Rate(5)		11.8	16.8	(5.0)

Total		$206.1	$206.1	$—

(1)	Funding includes all derivatives that qualify as hedges.

(2)	Funding includes $20.2 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

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

“Core Earnings” Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper(2)	daily	$136.7	$20.3	$116.4
3-month Treasury bill	weekly	7.9	2.0	5.9
Prime	annual	.8	—	.8
Prime	quarterly	5.5	1.5	4.0
Prime	monthly	23.2	9.6	13.6
Prime	daily	—	3.1	(3.1)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	63.6	(63.6)
3-month LIBOR	quarterly	—	35.2	(35.2)
1-month LIBOR	monthly	6.9	18.7	(11.8)
1-month LIBOR	daily	—	9.0	(9.0)
Non Discrete reset(3)	monthly	—	25.8	(25.8)
Non Discrete reset(4)	daily/weekly	12.8	2.7	10.1
Fixed Rate(5)		9.1	11.9	(2.8)

Total		$203.4	$203.4	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $20.2 billion of ED Participation Program facility which resets based on the prior quarter student loan commercial paper index.

(3)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset three-month LIBOR to fund a large portion of our daily reset three-month commercial paper indexed assets. In addition, we use quarterly reset three-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non-Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 through the second quarter of 2009 with the commercial paper and LIBOR indices. As of September 30, 2010, we have approximately $78.8 billion of FFELP loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to 3M LIBOR. See “LENDING BUSINESS SEGMENT” in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for further discussion of this CP/LIBOR relationship.

When compared with the GAAP presentation, the “Core Earnings” Basis presentation includes basis swaps that primarily convert quarterly three-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at September 30, 2010.

Weighted Average
(Averages in years)	Life

Earning assets
Student loans	7.7
Other loans	6.2
Cash and investments	.1

Total earning assets	7.2

Borrowings
Short-term borrowings	.2
Long-term borrowings	6.8

Total borrowings	5.3

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases and issuances for the three and nine months ended September 30, 2010 and 2009.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Shares in millions)	2010	2009	2010	2009

Common shares repurchased:
Benefit plans(1)	.2	.1	.8	.2

Total shares repurchased	.2	.1	.8	.2

Average purchase price per share	$12.20	$17.81	$13.82	$22.91

Common shares issued	.2	7.0	1.6	7.4

Authority remaining at end of period for repurchases	38.8	38.8	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of the Company’s common stock on September 30, 2010 was $11.55.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The Company’s interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three and nine months ended September 30, 2010 and 2009 and the effect on fair values at September 30, 2010 and December 31, 2009, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. Both of these analyses do not consider any potential mark-to-market losses that may occur related to our Residual Interests (prior to the adoption of topic updates on ASC 810 on January 1, 2010) that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased.

	Three Months Ended September 30, 2010
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(4)	(1)%	$(4)	(1)%	$(103)	(21)%
Unrealized gains (losses) on derivative and hedging activities	222	160	221	159	(45)	(32)

Increase in net income before taxes	$218	35%	$217	35%	$(148)	(24)%

Increase in diluted earnings per common share	$.450	42%	$.447	42%	$(.305)	(29)%

	Three Months Ended September 30, 2009
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$8	3%	$37	16%	$(82)	(36)%
Unrealized gains (losses) on derivative and hedging activities	232	4,065	337	5,898	104	1,819

Increase in net income before taxes	$240	103%	$374	160%	$22	9%

Increase in diluted earnings per common share	$.509	204%	$.794	318%	$.046	19%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	Nine Months Ended September 30, 2010
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$1	60%	$20	1,636%	$(306)	(25,306)%
Unrealized gains (losses) on derivative and hedging activities	222	73	221	72	(45)	(15)

Increase in net income before taxes	$223	73%	$241	79%	$(351)	(115)%

Increase in diluted earnings per common share	$.46	827%	$.496	898%	$(.722)	(1,308)%

	Nine Months Ended September 30, 2009
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(89)	(18)%	$(84)	(17)%	$(241)	(48)%
Unrealized gains (losses) on derivative and hedging activities	232	47	337	69	104	21

Increase in net income before taxes	$143	1,210%	$253	2,139%	$(137)	(1,157)%

Increase in diluted earnings per common share	$.305	180%	$.540	318%	$(.292)	(172)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At September 30, 2010
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$147,329	$(982)	(1)%	$(2,013)	(1)%
Private Education Loans	31,075	—	—	—	—
Other earning assets	12,927	(1)	—	(2)	—
Other assets	11,142	(757)	(7)	(1,532)	(14)%

Total assets	$202,473	$(1,740)	(1)%	$(3,547)	(2)%

Liabilities
Interest bearing liabilities	$187,461	$(776)	—%	$(2,142)	(1)%
Other liabilities	3,140	(414)	(13)	(181)	(6)

Total liabilities	$190,601	$(1,190)	(1)%	$(2,323)	(1)%

	At December 31, 2009
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$119,747	$(470)	—%	$(979)	(1)%
Private Education Loans	20,278	—	—	—	—
Other earning assets	13,472	(4)	—	(11)	—
Other assets	12,506	(690)	(6)	(1,266)	(10)

Total assets	$166,003	$(1,164)	(1)%	$(2,256)	(1)%

Liabilities
Interest bearing liabilities	$154,037	$(852)	(1)%	$(2,159)	(1)%
Other liabilities	3,263	(21)	(1)	547	17

Total liabilities	$157,300	$(873)	(1)%	$(1,612)	(1)%

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

During the three and nine months ended September 30, 2010 and 2009, certain FFELP loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged on-balance sheet loans being in a fixed-rate mode due to the Embedded Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed debt. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. In the 100 and 300 basis point scenarios for the three months ended September 30, 2010, the decrease in income resulted from item (i) above partially offset by item (ii). In the 100 and 300 basis point scenarios for the nine months ended September 30, 2010, the increase in income resulted from item (ii) having a greater impact than item (i). In the prior year periods, item (ii) resulted in an increase to income in the 100 and 300 basis point scenarios for the three months ended September 30, 2009; while item (i) resulted in a decrease to income for the nine months ended September 30, 2009.

Under the scenario in the tables above labeled “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “LIQUIDITY AND CAPITAL RESOURCES — Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in an unrealized loss of $211 million for the three and nine months ended September 30, 2010, and $114 million for the three and nine months ended September 30, 2009. Offsetting this unrealized loss are basis swaps that economically hedge our Private Education Loan securitization trusts. Unrealized gains for these basis swaps totaled $166 million for the three and nine months ended September 30, 2010, and $218 million for the three and nine months ended September 30, 2009. The change from a net gain in the prior year period to a net loss in the current year period was the impact of basis swap hedges in securitization trusts that were previously off-balance sheet prior to the adoption of topic updates to ASC 810 (see “CRITICAL ACCOUNTING POLICES AND ESTIMATES — Recently Adopted Accounting Standards — Transfers of Financial Assets and the VIE Consolidation Model” for further discussion).

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 24, 2010, the United States District Court for the District of Columbia in U.S. ex rel. Batiste v. SLM Corporation granted the Company’s Motion to Dismiss in its entirety. On October 25, 2010, Plaintiff filed a Notice of Appeal with the United States Court of Appeals for the District of Columbia Circuit.

On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington (Mark A. Arthur et al. v. SLM Corporation). The suit complains that the Company allegedly contacted “tens of thousands” of consumers on their cellular telephones without their prior express consent in violation of the Telephone Consumer Protection Act, § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On April 5, 2010, Plaintiffs filed a First Amended Class Action Complaint changing the defendant from SLM Corporation to Sallie Mae, Inc. The parties in this matter have reached a tentative settlement which is subject to court approval and other conditions. On September 14, 2010, the United States District Court for the Western District of Washington agreed to Plaintiff’s Motion for Preliminary Approval of Settlement Agreement. The Company has vigorously denied all claims asserted against it, but agreed to the settlement to avoid the burden and expense of continued litigation. If the settlement receives final approval from the Court, settlement awards will be made to eligible class members on a claims-made basis from a settlement fund of $19.5 million, and class members may opt out certain calls to their cellular telephones. The Court has set a final approval hearing for December 17, 2010.

On January 25, 2010, the Ninth Circuit Court of Appeals affirmed the federal district court’s summary judgment for the Company in the Anne Chae et.al. v. SLM Corporation et. al. case on all counts on the basis of federal preemption. On March 5, 2010, Plaintiffs/Appellants filed a petition for an “en banc” hearing, which was subsequently denied by the court on April 1, 2010. On June 30, 2010, Plaintiffs/Appellants filed a petition for a writ of certiorari to the United States Supreme Court, which was subsequently denied on October 12, 2010.

In U.S. ex rel. Oberg v. Nelnet, et al., the United States District Court for the Eastern District of Virginia entered a Stipulation of Dismissal on October 25, 2010. The Company was voluntarily dismissed from the case. Southwest Student Services Corporation vigorously denied all claims asserted against it, but agreed to a $6 million settlement to avoid the burden and expense of continued litigation.

On September 24, 2010, the United States District Court for the Southern District of New York in In Re SLM Corporation Securities Litigation, denied in part and granted in part Defendants’ Motion to Dismiss. The Court denied the Motion to Dismiss as to Mr. Albert Lord and the Company, but dismissed Mr. C.E. Andrews as a defendant in the action.

On September 24, 2010, the United States District Court for the Southern District of New York in In Re SLM Corporation ERISA Litigation, granted Defendants’ Motion to Dismiss in its entirety as to all Defendants. On October 8, 2010, Defendants filed a Motion for Attorneys Fees in the United States District Court for the Southern District of New York. On October 8, 2010, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit.

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

Operations.

We may not successfully accomplish all aspects of the cost-cutting initiatives we intend to implement in connection with the realignment and restructuring of our business, and we may not realize the expected benefits from these cost-reduction initiatives, which could adversely affect our business.

The Company has undertaken and continues to undertake cost-cutting initiatives, including workforce reductions, servicing center closures, restructuring and transfers of business functions to new locations, enhancements to its web-based customer services, adoption of new procurement strategies and investments in operational efficiencies. The success of the Company could be adversely affected by these cost-cutting initiatives because we may be unable to successfully execute on certain growth and other business strategies, and we may not be able achieve certain business goals or objectives including product development and innovation. Our success in implementing these cost-cutting measures depends on our ability to successfully restructure certain operations and we may not be able to achieve our desired cost savings.

Political.

Changes in laws and regulations that affect the FFELP and consumer lending could affect the profitability of our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), legislation to reform and strengthen the regulation of the financial services sector. Several components of the legislation will have an impact on the Company’s business lines, including the new Consumer Financial Protection Bureau and new requirements for derivatives and securitizations. These impacts are likely to be similar to those for other financial services companies substantially engaged in consumer lending and will largely depend on the implementing regulations. Management is currently evaluating the impact on the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the third quarter of 2010 in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs. See Note 9, “Stockholders’ Equity,” to the consolidated financial statements.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased	Share	or Programs	Programs

Period:
July 1 — July 31, 2010	—	$—	—	38.8
August 1 — August 31, 2010	.1	12.02	—	38.8
September 1 — September 30, 2010	.1	11.94	—	38.8

Total third quarter of 2010	.2	$11.94	—

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1	Asset Purchase Agreement between The Student Loan Corporation; Citibank, N.A.; Citibank (South Dakota) National Association; SLC Student Loan Receivables I, Inc., SLM Corporation, Bull Run 1 LLC, SLM Education Credit Finance Corporation and Sallie Mae, Inc., filed with this Form 10-Q.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from SLM Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION

(Registrant)

By:	/s/ John F. Remondi
John F. Remondi
Vice Chairman and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2010

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

See Note 17, “Segment Reporting,” to the consolidated financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between “Core Earnings’ and GAAP by Business Segment” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

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