Form 10-K
period 2010-12-31
SLM CORP
filed 2011-02-28
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010 or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010 was $5.0 billion (based on closing sale price of $10.39 per share as reported for the New York Stock Exchange — Composite Transactions).

As of January 31, 2011, there were 526,909,601 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders scheduled to be held May 19, 2011 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

AVAILABLE INFORMATION

The Securities and Exchange Commission (“SEC”) maintains an Internet site (http://www. sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding SLM Corporation and other companies that file electronically with the SEC. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q and other periodic reports are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.salliemae.com/about/investors.

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

In 2010, we submitted the annual certification of our Chief Executive Officer regarding our compliance with the NYSE’s corporate governance listing standards, pursuant to Section 303A.12 (a) of the NYSE Listed Company Manual.

In addition, we filed as exhibits to our annual reports on Form 10-K for the years ended December 31, 2008 and 2009 and to this Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

PART I.

Item 1.	Business

SLM Corporation, more commonly known as Sallie Mae, is the nation’s leading saving, planning and paying for education company. SLM Corporation is a holding company that operates through a number of subsidiaries. References in this Annual Report to “we,” “us,” “our” and “the Company,” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires. The Company was formed in 1972 as the Student Loan Marketing Association, a federally chartered government sponsored enterprise (“GSE”), with the goal of furthering access to higher education by providing liquidity to the student loan marketplace. On December 29, 2004, we completed the privatization process that began in 1997 and resulted in the dissolution of the GSE.

Our primary business is to originate, service and collect loans made to students and/or their parents to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States, through our non-federally guaranteed Private Education Loan programs and as a servicer and collector of loans for the Department of Education (“ED”). In addition we are the largest holder, servicer and collector of loans made under the Federal Family Education Loan Program (“FFELP”), a program that was recently discontinued.

We have used internal growth and strategic acquisitions to attain our leadership position in the education finance market. The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their parents. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry.

We also earn fee income by providing student loan-related services including student loan servicing, loan default aversion and defaulted loan collections, processing capabilities and information technology to educational institutions, and 529 college-savings plan program management services and a consumer savings network.

At December 31, 2010, we had approximately 7,600 employees.

We are in the process of relocating our headquarters from Reston, Virginia to Newark, Delaware, and expect to complete the move by March 31, 2011.

Recent Developments and Expected Future Trends

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010 (“HCERA”) which included the SAFRA Act. Effective July 1, 2010, all federal loans to students are now made through the Direct Student Loan Program (“DSLP”). The FFELP, through which we historically generated the majority of our net income, was eliminated. However, HCERA does not alter or affect the terms and conditions of existing FFELP Loans. The $1.37 billion net interest income we earned on our FFELP Loan portfolio in 2010 will decline as the portfolio amortizes.

In addition, SAFRA eliminates the Guarantor function and the services we provide to Guarantors. We earned an origination fee when we processed a loan guarantee for a Guarantor client and a maintenance fee for the life of the loan for servicing the Guarantor’s portfolio of loans. Since FFELP Loans are no longer originated, we will no longer earn the origination fee paid by the Guarantor. The portfolio that generates the maintenance fee is now in run off, and the maintenance fees we earn will decline as the portfolio amortizes. In 2010, we earned Guarantor origination fees of $34 million and maintenance fees of $56 million.

Our student loan contingent collection business is also affected by HCERA. We currently have 13 Guarantors and ED as clients. We earn revenue from Guarantors for collecting defaulted loans as well as for managing their portfolios of defaulted loans. In 2010, contingency collection revenue from Guarantor clients totaled $245 million. We anticipate that revenue from Guarantors will be relatively stable through 2012 and then begin to steadily decline as the portfolio of defaulted loans we manage is resolved and amortizes.

We have been collecting defaulted student loans on behalf of ED since 1997. The contract is merit based and accounts are awarded on collection performance. We have consistently ranked number one or two among the ED collectors. In anticipation of a surge in volume as more loans switch to DSLP, ED added five new collection companies bringing the total to 22. This led to a decline in account placements, which we believe is temporary. We expect that as the DSLP grows, increased revenue under the ED contract will partially offset the decline in revenue from our Guarantor clients.

As a result of HCERA, our FFELP Loans segment is now a runoff business. Our Consumer Lending and components of Business Services segments are ongoing businesses with growth opportunities. We are currently restructuring our operations to reflect the impact of the legislation which has resulted in significant restructuring expenses. In 2010 most of our $85 million of restructuring expenses related to HCERA.

Student Lending Market

Students and their families use multiple sources of funding to pay for their college education, including savings, current income, grants, scholarships, and federally guaranteed and private education loans. Due to an increase in federal loan limits that took effect in 2007 and 2008, we have seen a substantial increase in borrowing from federal loan programs in recent years. In the Academic Year (“AY”) that ended on June 30, 2010, according to the College Board, borrowing from federal loan programs increased 14 percent from the prior year to $96.8 billion and has a five-year compound annual growth rate of 9.9 percent. Borrowing from Private Education Loan programs decreased 24 percent to $7.7 billion and is down significantly from the peak of $21.8 billion in the AY 2007-2008. The College Board also reported that federal grants increased 64 percent to $41.2 billion from $25.2 billion in the most recent year. We believe the drop in borrowing from private loan programs was caused by an increase in federal loans and consumer deleveraging.

Federal Family Education Loan Program (“FFELP”)

Prior to its elimination on July 1, 2010 by HCERA, the FFELP was the source of the vast majority of federal loans to students. (For a full description of FFELP, see Appendix A “Federal Family Education Loan Program.”) As of September 30, 2010, there were $759 billion in federal student loans outstanding, $529 billion of which were originated under the FFELP. Private entities held $390 billion of FFELP Loans as of September 30, 2010, with the remaining amount held by ED. We were the largest originator of loans under the FFELP and had $148.6 billion of loans outstanding at December 31, 2010. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment” for a full discussion of our FFELP business and related loan portfolio.

The Higher Education Act (the “HEA”) regulates every aspect of the FFELP, including communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly jeopardizes the guarantee on the loan. This guarantee generally covers 98 or 97 percent of the student loan’s principal and accrued interest for loans disbursed before and after July 1, 2006, respectively. In the case of death, disability or bankruptcy of the borrower, the guarantee covers 100 percent of the loan’s principal and accrued interest. The guarantees on our existing loans were not affected by HCERA.

FFELP Loans are guaranteed by state agencies or not-for-profit companies designated as Guarantors, with ED providing reinsurance to the Guarantors. Guarantors are responsible for performing certain functions necessary to ensure the program’s soundness and accountability. Generally, the Guarantor is responsible for ensuring that loans are serviced in compliance with the requirements of the HEA. When a borrower defaults, we submit a claim to the Guarantor who provides reimbursements of principal and accrued interest subject to Risk Sharing. (See Appendix A “Federal Family Education Loan Program” for a description of the role of Guarantors.)

Private Education Loan Products

We offer Private Education Loan products to bridge the gap between family resources, federal loans, grants, student aid, scholarships, and the cost of a college education. Historically, the majority of our Private Education Loans were made in conjunction with a FFELP Stafford Loan and were marketed to schools through the same marketing channels and by the same sales force as FFELP Loans. We also originated Private Education Loans at DSLP schools. While we continue to actively maintain our presence in school marketing channels, changes in the student loan industry, school practices and the marketing of consumer lending products in general require us to continue to develop and evolve our marketing efforts through various other direct and indirect marketing channels, such as direct mailings, internet channels and marketing alliances with various banks and financial institutions. As a result of the credit market dislocation of 2008 and 2009, a large number of lenders have exited the Private Education Loan business and only a few of the country’s largest banks and specialty finance companies continue to originate the product in any significant volumes.

Growth in the Student Loan Industry

Growth in our “Core Earnings” basis student loan portfolio and our servicing and collections businesses is driven by the growth in the overall market for student loans, as well as by market share gains. Rising enrollment and college costs and increases in borrowing limits have caused the federal student loan market to grow at a 10-year annual growth rate of 8.6 percent.

According to the College Board, tuition and fees at four-year public institutions and four-year private institutions have increased at a compound annual growth rate of 11.4 percent and 7.1 percent, respectively, since AY 2000-2001, well in excess of the 2.3 percent compound annual growth rate of the consumer price index. The first federal loan limit increases since 1992 were implemented July 1, 2007. In response to the credit crisis, Congress significantly increased loan limits again on July 1, 2008. Borrowers using DSLP are expected to increase 4 percent per year over the next three years. If the cost of education continues to increase at a pace that exceeds income and savings growth, we expect more students to borrow from private loan programs.

The National Center for Education Statistics predicts that college-enrollment will increase 14 percent from 2010 to 2019. Demand for education credit is expected to increase with enrollment over the next decade.

Federal Direct Student Loan Programs

Students and their families can borrow money directly from the federal government to pay for a college education under the DSLP. The loans can be used to cover the cost of tuition, room and board. A dependent undergraduate student can borrow up to $5,500 as a freshman and $7,500 as a senior. An independent undergraduate student can borrow $9,500 as a freshman and up to $12,500 as a senior. A graduate student can borrow up to the full cost of attendance. Students apply directly to the federal government for a Direct Loan and the funds are dispersed directly to the school he or she is attending. The DSLP is serviced by four private sector institutions, including Sallie Mae. Defaulted Direct Loans are collected by 22 private sector companies, including Sallie Mae.

The following charts show the historical and projected enrollment and average tuition and fee growth for four-year public and private colleges and universities.

Historical and Projected Enrollment
(in millions)

Source: National Center for Education Statistics

Note:  Total enrollment in all degree-granting institutions; middle alternative projections for 2009 onward.

Cost of Attendance(1)
Cumulative % Increase from AY 2000-2001

Source: The College Board

(1)	Cost of attendance is in current dollars and includes tuition, fees and on-campus room and board.

Business Segments

We have three primary business segments — the FFELP Loans segment, Consumer Lending segment and the Business Services segment. A fourth segment — Other, primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

FFELP Loans Segment

Our FFELP Loans business segment consists of our FFELP Loan portfolio and the underlying debt and capital funding the loans. These FFELP Loans are financed through various types of secured non-recourse financing vehicles and unsecured debt. At December 31, 2010, we held $148.6 billion of FFELP Loans, of which 77 percent were funded to term by securitization trusts, 16 percent were funded through the ED Conduit Program which terminates on January 19, 2014, and 5 percent were funded in our multi-year asset-backed commercial paper (“ABCP”) facility and Federal Home Loan Bank in Des Moines facility (“FHLB-DM”). The remainder was funded with unsecured debt. As a result of the long-term funding used in the FFELP Loan portfolio and the government guarantees provided on the loans, the net interest margin recorded in the FFELP Loans segment tends to be relatively stable. In addition to the net interest margin, we earn other fee income which is primarily generated by late fees on the loans in the portfolio. For a more detailed description of these various funding facilities, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

FFELP Loans segment operating expenses primarily represent an intercompany charge from the Business Services segment which performs the servicing of these loans. Servicing is charged at rates paid by the trusts which own the loans. These servicing rates exceed the actual cost of servicing the loans.

Our FFELP Loan portfolio will amortize over approximately 25 years. Our goal is to maximize the cash flow generated by the portfolio. We will seek to acquire third-party FFELP Loan portfolios to add spread income and servicing revenue as portfolios are converted onto our platforms to generate incremental earnings and cash flow. We expect owners of runoff portfolios to sell them in the future.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. Private Education Loans consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either federal loans or the borrowers’ resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Private Education Loans bear the full credit risk of the borrower. We manage this risk by underwriting and pricing according to credit risk based upon customized credit scoring criteria and the addition of qualified cosigners.

In 2010 we originated $2.3 billion of Private Education Loans. As of December 31, 2010 and 2009, we had $35.7 billion and $35.1 billion of total “Core Earnings” basis Private Education Loans outstanding, respectively. For a more detailed description of these amounts, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Earnings Summary — ‘Core Earnings’ Basis — Consumer Lending Segment.” At December 31, 2010, 68 percent of our Private Education Loans were funded to term in securitization trusts and the remainder was funded with term unsecured debt and bank deposits.

In this segment, we earn net interest income on the loan portfolio (after provision for loan losses) as well as account fees, primarily late payment and forbearance fees. Operating expenses for this segment include costs incurred to acquire and to service our loans.

In early 2011, we will launch a pilot Sallie Mae credit card that is tailored to meet the financial needs of the college-educated consumer. We will market this card to college students and their parents and to customers who have completed their education. We will focus on customers who have a strong credit profile. We have a customer base of more than 20 million. Successfully cross-selling the Sallie Mae credit card could lead to an expanded product mix on a stand-alone and partnership basis.

Sallie Mae Bank (“the Bank”), a Utah industrial bank subsidiary, plays an integral role in this segment. We received our Utah State charter approval order effective October 12, 2005 and approval for our insurance from the Federal Deposit Insurance Corporation (“FDIC”) on October 26, 2005. Since the beginning of 2006, nearly all Private Education Loans have been originated and initially funded by the Bank. At December 31, 2010, the Bank had total assets of $7.6 billion including $4.4 billion in Private Education Loans and total deposits of $5.9 billion. Historically, the Bank focused on raising brokered deposits with an average life in excess of two years. In 2010 we began to gather retail deposits targeting our core customer base. We raised more than $1 billion in retail deposits. We are now fully developing our banking products and services to offer education finance products to colleges. As a result of recent changes in the student loan marketplace, we have broadened our marketing activities to include Direct to Consumer initiatives and referral lending relationships. We also intend to create loan volume through our “Planning, Paying and Saving” for college activities.

We face competition for Private Education Loans from a group of the nation’s larger banks and specialty finance companies. However, in recent years this sector has seen a significant departure of market participants as a result of the nation’s financial challenges as well as the recent significant changes in the FFELP.

Business Services Segment

The Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as servicing FFELP and other loans for other financial institutions, Guarantors and ED. The segment also performs default aversion work and contingency collections on behalf of Guarantors and ED, Campus Payment Solutions, account asset servicing and transaction processing activities. We are the largest servicer of student loans, the largest collector of defaulted student loans, the largest administrator of 529 college-savings plans and saving for college loyalty programs, and we have a growing Campus Payment Solutions platform.

The segment generates revenue from servicing FFELP Loans owned and managed by us. These revenues are intercompany charges to the FFELP Loans segment and are primarily charged at rates paid by the trusts where the loans reside. The fees are contractually designated as the first payment from the trust cash flows. These fees are high quality in terms of both their priority and predictability and exceed the actual cost of servicing the loans. Revenue is also generated by servicing third-party loans for other financial institutions and ED.

We generate revenue by servicing FFELP Loans for Guarantors. We earn an account maintenance fee on a portfolio of $99 billion of FFELP Loans for nine Guarantors. We provide a full complement of default aversion and default collection services on a contingency or pay for performance basis to 13 Guarantors, campus-based programs and ED. We have performed default collections work for over ten years and have consistently been a top performer.

Through Upromise we generate revenue by providing program management services for 529 college-savings plans with assets of $34.5 billion in 32 college-savings plans in 16 states. We also generate revenue in the form of transaction fees generated by our consumer savings network, through which members have earned $600 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, using the Upromise World Master Card and completing qualified transactions. We earn a fee for the marketing and administrative services we provide to companies that participate in Upromise savings network.

Finally, our Campus Payment Solutions business offers a suite of solutions designed to help campus business offices increase their services to students and families. The product suite includes electronic billing, collection, payment and refund services plus full tuition payment plan administration. In 2010, we generated servicing revenue from over 1,100 schools.

Operating expenses for this segment include the cost incurred to perform the services described above.

We expect that FFELP-related servicing and Guarantor servicing and contingency revenue will decline over time as the FFELP Loan portfolios amortize. We expect that revenues under the ED collections contract will increase as the Direct Lending program expands. Between 2004 and 2008, less than 25 percent of student loans were originated under the Direct Lending program. Effective July 1, 2010, all government guaranteed student loans are originated through the Direct Lending program. This growth will create revenue opportunity under the ED collections contract as the volume of defaults of Direct Loans surges in the coming years. We expect revenue to increase under our ED Direct Loan servicing contract, as discussed below, as that program grows. We also expect growth in our 529 college-savings plan programs and Campus Payment Solutions businesses.

The Bank is also a key component of our Campus Payment Solutions and college savings products. We utilize the Bank to warehouse funds from our Campus Payment Solutions and refund services business. In addition, the Upromise rewards earned by members are held at the Bank.

FFELP and Guarantor servicing is a runoff business and therefore we face very little competition. In the second quarter of 2009, ED named Sallie Mae as one of four servicers awarded a servicing contract (the “ED Servicing Contract”) to service all federal loans owned by ED. The contract will span five years with one, five-year renewal at the option of ED. We compete for Direct Loan servicing volume from ED with the three other servicing companies with whom we share the contract. The contract has four years remaining. Account allocations are awarded annually based on each company’s performance on five different metrics: defaulted borrower count, defaulted borrower dollar amount, a survey of borrowers, a survey of schools and a survey of federal personnel. We are focused on improving our performance as measured by these metrics to increase our market share and allocation of accounts under the ED Servicing Contract.

The private sector collections industry is highly fragmented with a few large companies and a large number of small scale companies. The businesses that provide third-party collections services for ED, FFELP Guarantors and other federal holders of defaulted debt are highly competitive. In addition to competing with other collection enterprises, we also compete with credit grantors who each have unique mixes of internal collections, outsourced collections and debt sales.

The account asset servicing and transaction processing businesses are also highly competitive. We compete for Campus Payment Solutions business and 529 college-savings plan and transaction services business with banks, financial services and other processing companies.

The scale, diversification and performance of our Business Services segment have been, and we expect them to remain, a competitive advantage for us.

Other Segment

The Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment. These are the Purchased Paper businesses and mortgage and other loan businesses. The Other segment includes our remaining businesses that do not pertain directly to the primary segments identified above. Overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock option expense and certain information technology costs related to infrastructure and operations.

Recent Legislation

The passage of H.R. 4872, including SAFRA, and its impact on our business has previously been discussed in Item 1 “Business — Recent Developments and Expected Future Trends.”

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010).

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or “the Act”), legislation to reform and strengthen supervision of the U.S. financial services industry. The Dodd-Frank Act represents a comprehensive change to banking laws, imposing significant new regulation on almost every aspect of the U.S. financial services industry.

The Dodd-Frank Act will result in significant new regulation in key areas of our business and the markets in which we operate. The Act mandates changes in regulation and compliance of financial institutions and systemically important nonbank financial companies, securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection. Pursuant to the Act, we and many of our subsidiaries, including the Bank, will be subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve System, known as the Bureau of Consumer Financial Protection (the “Bureau”). The Bureau will have substantial power to define the rights of consumers and responsibilities of lending institutions, including our Private Education lending and retail banking businesses. The Bureau will not examine the Bank, and the Bank’s primary regulators will remain the FDIC and the Utah Department of Financial Institutions. The U.S. Treasury Department has designated July 21, 2011 as the date upon which the Bureau will begin to exercise its authority.

The Act also supplements the Federal Trade Commission Act’s prohibitions against practices that are unfair or deceptive by also prohibiting practices that are “abusive.” After this term is defined by implementing regulations, we will evaluate our consumer financial products and services to confirm they are in compliance with this provision.

More specific to our core business the Dodd-Frank Act provides for the designation of a private education loan ombudsman within the Bureau, whose functions will include the informal resolution of complaints from private education loan borrowers, a process similar to and to be coordinated with the ombudsman structure currently in place for federally guaranteed student loans. The Act also requires the Bureau’s director and the Secretary of Education to submit a report to Congress on the second anniversary of enactment on private education loans and private education lenders. In addition, the act mandates the U.S. Secretary of Education to examine the private education loan market in the U.S. and provide a report to Congress by July 20, 2012.

The Act also provides that the newly established Financial Services Oversight Council (the “FSOC”) may designate that certain nonbank financial companies must be supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and be subject to enhanced prudential supervision and regulatory standards to be developed by the Federal Reserve Board. The FSOC may designate a nonbank financial company as systemically important if they find that material financial distress at the company — or its nature, scope, size, scale, concentration, interconnectedness, or mix of activities — could pose a threat to the financial stability of the United States. Such enhanced standards will include among other things, risk-based capital and liquidity requirements, special regulatory and insolvency regimes, production of a resolution plan to cover potential insolvencies and may include such additional requirements on matters such as credit exposure concentrations.

Finally, the Dodd-Frank Act creates a comprehensive new regulatory framework for oversight of derivatives transactions by the Commodity Futures Trading Commission (the “CFTC”) and the SEC. This new framework, among other things, subjects certain swap participants to new capital and margin requirements, recordkeeping and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. The scope of potential exemptions remains to be further defined through agency rulemakings. Moreover, while we may or may not qualify for exemptions, many of our derivatives counterparties are likely to be subject to the new capital, margin and business conduct requirements.

Most of the component parts of the Dodd-Frank Act will be subject to intensive rulemaking and public comment over the coming months and we cannot predict the ultimate effect the Act or required examinations of the private education loan market could have on our operations or those of our subsidiaries, such as the Bank, at this time. It is likely, however, that operational expenses will increase if new or additional compliance requirements are imposed on our operations and our competitiveness could be significantly affected if we are subjected to supervision and regulatory standards not otherwise applicable to our competitors.

Other Significant Sources of Regulation

Many aspects of our businesses are subject to regulation by federal and state regulation and administrative oversight. The most significant of these are described below.

We are subject to the HEA and, from time to time, our student loan operations are reviewed by ED and guarantee agencies. As a servicer of federal student loans, we are subject to certain ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured student loans. In connection with our Guarantor servicing operations, we must comply with, on behalf of our Guarantor clients, certain ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients. As a third-party service provider to financial institutions, we are also subject to examination by the Federal Financial Institutions Examination Council (“FFIEC”).

Our originating or servicing of federal and Private Education Loans also subjects us to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal laws and regulations that are applicable to our business include:

•	the Truth-In-Lending Act;

•	the Fair Credit Reporting Act;

•	the Equal Credit Opportunity Act;

•	the Gramm-Leach-Bliley Act; and

•	the U.S. Bankruptcy Code.

Our Business Services segment’s debt collection and receivables management activities are subject to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal statutes are the Fair Debt Collection Practices Act and additional provisions of the acts listed above, as well as the HEA and under the various laws and regulations that govern government contractors.

These activities are also subject to state laws and regulations similar to the federal laws and regulations listed above.

The Bank is subject to Utah banking regulations as well as regulations issued by the FDIC, and undergoes periodic regulatory examinations by the FDIC and the Utah Department of Financial Institutions.

Our Upromise activities are subject to regulation by the Municipal Securities Rulemaking Board, the Financial Industry Regulatory Authority (formerly the National Association of Securities Dealers, Inc.) and the SEC, as well as various state regulatory authorities.

Item 1A.	Risk Factors

Our business activities involve a variety of risks. Below we describe the significant risk factors affecting our business. The risks described below are not the only risks facing us — other risks also could impact our business.

Funding and Liquidity.

Our business is affected by funding constraints in the capital markets and the interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements. These factors may increase the price of or decrease our ability to obtain liquidity as well expose us to basis and repricing risk.

The capital markets have experienced and continue to experience a prolonged period of volatility. This volatility has had varying degrees of impact on most financial organizations, including us. These conditions have affected our access to and cost of capital necessary to manage and effectively operate our business. Additional factors that could make financing difficult, more expensive or unavailable on any terms include, but are not limited to, our financial results and losses, changes within our organization, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry, counterparty availability, changes affecting our assets, corporate and regulatory actions, absolute and comparative interest rate changes, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. If financing becomes more difficult, expensive or unavailable, our business, financial condition and results of operations could be materially and adversely affected.

In recent years, the ongoing volatility and illiquidity of the capital markets has caused the U.S. Federal government to intervene and provide various forms of financial assistance and liquidity programs to numerous industries, including the student loan industry. Our participation in these programs provided significant liquidity for us at times when capital market alternatives were of limited availability or borrowing costs were otherwise excessive. Given current Federal budgetary constraints and recent congressional actions that have affected the student loan industry, there can be no assurance that these types of financial assistance and liquidity programs will again be made available if volatility and illiquidity of the capital markets were to increase or continue for a prolonged period of time.

During 2010, we funded Private Education Loan originations primarily through term brokered and retail deposits raised by the Bank. Assets funded in this manner result in re-financing risk because the average term of the deposits is shorter than the expected term of some of the same assets. There is no assurance that this or other sources of funding, such as the term asset-backed securities market, will be available at a level and a cost that makes new Private Education Loan originations possible or profitable, nor is there any assurance that the loans can be re-financed at profitable margins. For additional discussion on regulatory and compliance risks relating to the Bank, see below at Item 1A “Risk Factors — Regulatory and Compliance.” If we were unable to obtain funds from which to make new Private Education Loans our business, financial condition and results of operations would be materially and adversely affected.

The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements. This mismatch exposes us to risk in the form of basis risk and repricing risk. While most of such basis risks are hedged using interest rate swap contracts, such hedges are not always perfect matches and, therefore, may result in losses. Moreover, it may not always be possible to hedge all of our exposure to such basis risks. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent. For instance, as a result of the turmoil in the capital markets, the historically tight spread between CP (the index used for many of our assets) and LIBOR (the index used for much of our debt) began to widen dramatically in the fourth quarter of 2008 resulting in substantial increases in our cost of funds. The spread subsequently returned to historical levels beginning in the third quarter of 2009 and has been stable since then.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs, limit our access to the markets or trigger obligations under certain provisions in collateralized arrangements. Under these provisions, counterparties may require us to segregate collateral or terminate certain contracts.

Further deterioration in the economy could result in a decrease in demand for consumer credit and credit quality could adversely be affected. Higher credit-related losses and weaker credit quality could negatively affect our business, financial condition and results of operations and limit funding options, including capital markets activity, which could also adversely impact our liquidity position.

Operations.

A failure of our operating systems or infrastructure, or those of our third-party vendors, could disrupt our business, result in disclosure of confidential customer information, damage our reputation and cause losses.

A failure of our operating systems or infrastructure, or those of our third-party vendors, could disrupt our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal and regulatory standards and our product specifications, which we change to reflect our business needs. As processing demands change and our loan portfolios grow in both volume and differing terms and conditions, developing and maintaining our operating systems and infrastructure becomes increasingly challenging and there is no assurance that we can adequately or efficiently develop and maintain such systems.

Our loan originations and conversions and the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly or become disabled as a result of events that are beyond our control, adversely affecting our ability to process these transactions. Any such failure could adversely affect our ability to service our clients, result in financial loss or liability to our clients, disrupt our business, result in regulatory action or cause reputational damage. Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, communications, internet, transportation or other services used by us or third parties with which we conduct business. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, our computer systems and networks, could be jeopardized or otherwise interruptions or malfunctions in our operations could result in significant losses or reputational damage. We also routinely transmit and receive personal, confidential and proprietary information, some through third parties. We have put in place secure transmission capability, and work to ensure third parties follow similar procedures. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to fines, penalties, litigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition or results of operations could be significantly and adversely affected.

We continue to undertake numerous cost-cutting initiatives to realign and restructure our business in light of significant legislative changes in the past several years. Our business, results of operations and financial condition could be adversely affected if we do not effectively align our cost structure with our current business operations and future business prospects.

In response to significant legislative changes in the past several years, we have undertaken and continue to undertake cost-cutting initiatives, including workforce reductions, servicing center closures, restructuring and transfers of business functions to new locations, enhancements to our web-based customer services, adoption of new procurement strategies and investments in operational efficiencies. Our business and financial condition could be adversely affected by these cost-cutting initiatives if cost reductions taken are so dramatic as to cause disruptions in our business or reductions in the quality of the services we provide. We may be unable to successfully execute on certain growth and other business strategies or achieve certain business goals or objectives if cost reductions are too dramatic. Alternatively, we may not be able to achieve our desired cost savings, and if that is the case our results of operations could be adversely affected.

Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported assets, liabilities, income and expenses.

Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. The preparation of our consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. A description of our critical accounting estimates and assumptions may be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in “Note 2 — Significant Accounting Policies.” If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could materially and adversely affect our business, financial condition and results of operations.

Political and Reputational.

The scope and profitability of our lending businesses remain subject to risks arising from legislative and administrative actions.

Through the HCERA, the U.S. Congress mandated that all future federally guaranteed student loans be made through the DSLP, eliminating the FFELP. Further legislative action by Congress could adversely affect our business, financial condition and results of operations. For instance, the President’s Fiscal 2012 Budget includes a provision that would, for a limited period of time, incent borrowers that have loans with the FFELP and DSLP to move their FFELP Loans to ED. While such consolidations have been permitted for some time, incentives such as these, if such a proposal were to be approved, could incrementally increase the rate at which borrowers might otherwise have moved certain FFELP Loans to ED and our future estimated cash flows and profitability from our FFELP Loan portfolios could be detrimentally affected. Likewise, additional restrictions or requirements imposed on private student lending could increase our costs, affect our ability to recover loans and materially and adversely impact our business, financial condition and results of operations.

Changes in laws and regulations that affect the financial services industries generally have the potential to negatively impact our business and results of operations.

As a non-bank financial institution we are often subject to laws and regulations related to the broader financial services industry. For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 has the potential to significantly increase our costs of doing business or affect our relative competitiveness within our industry. For a more detailed description of the implications of this act, see below at Item 1A

“Risk Factors — Regulatory and Compliance.” In 2010, we were anticipating the introduction of the Troubled Asset Relief Program (“TARP”) tax, which had the potential to significantly reduce our net income. The President’s Fiscal 2012 Budget resubmits such a tax for Congress’ consideration. The passage of sweeping changes to the legal and regulatory environments in which we operate, including increases in taxation or fees charged on our business, have the potential to materially and adversely impact our business, financial condition and results of operations.

Our ability to continue to grow our businesses related to contracting with state and federal governments is partly reliant on our ability to remain compliant with the laws and regulations applicable to those contracts.

We are subject to a variety of laws and regulations related to our government contracting businesses, including our contracts with ED. In addition, these government contracts are subject to termination rights, audits and investigations. If we were found in noncompliance with the contract provisions or applicable laws or regulations, or the government exercised its termination or other rights for that or other reasons, our reputation could be negatively affected, and our ability to compete for new contracts could be diminished. If this were to occur, the future prospects, revenues and results of operations of this portion of our business could be negatively affected.

Competition.

We operate in a competitive environment, and our product offerings are primarily concentrated in loan and savings products for higher education.

We compete in the private credit lending business with banks and other consumer lending institutions, many with strong consumer brand name recognition. We compete based on our products, origination capability and customer service. To the extent our competitors compete aggressively or more effectively, we could lose market share to them or subject our existing loans to refinancing risk. In addition, there is a risk that any new education or loan products that we introduce will not be accepted in the marketplace. Our product offerings may not prove to be profitable and may fail to offset the loss of business in the education credit market.

We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentration as a private credit lender and servicer for the FFELP and DSLP. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public resistance to higher education costs increases, or if the demand for higher education loans decreases, our private credit lending business could be negatively affected. In addition, the federal government, through the DSLP, poses significant competition to our private credit loan products. If loan limits under the DSLP increase, as they did in late 2007 and 2008, DSLP loans could be more widely available to students and parents and DSLP loan limits could increase, resulting in a decrease in the size of the private credit education loan market and lessened demand for our private credit education loan products.

Credit and Counterparty.

Unexpected and sharp changes in the overall economic environment may negatively impact the performance of our loan and credit portfolios.

Unexpected changes in the overall economic environment may result in the credit performance of our loan portfolio being materially different from what we expect. Our earnings are critically dependent on the evolving creditworthiness of our student loan customers. We maintain a reserve for credit losses based on expected future charge-offs which considers many factors, including levels of past due loans and forbearances and expected economic conditions. However, management’s determination of the appropriate reserve level may under- or over-estimate future losses. If the credit quality of our customer base materially decreases, if a market risk changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer.

In addition to the credit risk associated with our education loan customers, we are also subject to the creditworthiness of other third parties, including counterparties to our derivative transactions. For example, we have exposure to the financial condition of various lending, investment and derivative counterparties. If any of our counterparties is unable to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, we might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment, and thus be exposed to a greater level of interest rate and/or foreign currency exchange rate risk which could lead to additional losses. Our counterparty exposure is more fully discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Counterparty Exposure.” If our counterparties are unable to perform their obligations, our business, financial condition and results of operations could suffer.

Regulatory and Compliance.

Our businesses are regulated by various state and federal laws and regulations, and our failure to comply with these laws and regulations may result in significant costs, sanctions, litigation or the loss of federal guarantees on affected FFELP Loans.

Our businesses are subject to numerous state and federal laws and regulations and our failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions. In addition, changes to such laws and regulations could adversely impact our business and results of operations if we are not able to adequately mitigate the impact of such changes.

Our private credit lending and debt collection businesses are subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. Some state attorneys general have been active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators as well as frequent litigation from private plaintiffs.

The Bank is subject to state and FDIC regulation, oversight and regular examination. The FDIC and state regulators have the authority to impose fines, penalties or other limitations on the Bank’s operations should they conclude that its operations are not compliant with applicable laws and regulations. At the time of this filing, the Bank was the subject of a cease and desist order for weaknesses in its compliance function. While the issues addressed in the order have largely been remediated, the order has not yet been lifted. Our failure to comply with various laws and regulations or with the terms of the cease and desist order or to have issues raised during an examination could result in litigation expenses, fines, business sanctions, and limitations on our ability to fund our Private Education Loans, which are currently funded by deposits raised by the Bank, or restrictions on the operations of the Bank. The imposition of fines, penalties or other limitations on the Bank’s business could negatively impact our business, financial condition and results of operations.

Loans serviced under the FFELP are subject to the HEA and related regulations. Our servicing operations are designed and monitored to comply with the HEA, related regulations and program guidance; however ED could determine that we are not in compliance for a variety of reasons, including that we misinterpreted ED guidance or incorrectly applied the HEA and its related regulations or policies. Failure to comply could result in fines, the loss of the federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of our right to participate as a servicer, negative publicity and potential legal claims. A summary of the FFELP, which indicates its complexity and frequent changes, may be found in Appendix A “Federal Family Education Loan Program.” The imposition of significant fines, the loss of federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of our ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on our business, financial condition or results of operations.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”), legislation to reform and strengthen supervision of the

U.S. financial services industry. The Dodd-Frank Act represents a comprehensive change to banking laws, imposing significant new regulation on almost every aspect of the U.S. financial services industry.

The Dodd-Frank Act will result in significant new regulation in key areas of our business and the markets in which we operate. Pursuant to the Act, we and many of our subsidiaries, including the Bank, will be subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve System, known as the Bureau of Consumer Financial Protection (the “Bureau”). The Bureau will have substantial power to define the rights of consumers and responsibilities of lending institutions, including our Private Education lending and retail banking businesses. The Bureau will not examine the Bank, and the Bank’s primary regulator will remain the FDIC and the Utah Department of Financial Institutions. The U.S. Treasury Department has designated July 21, 2011 as the date upon which the Bureau will begin to exercise its authority. In addition, the act mandates the U.S. Secretary of Education to examine the private education loan market in the U.S. and provide a report to Congress by July 20, 2012.

The Dodd-Frank Act also provides that the newly established Financial Services Oversight Council (the “FSOC”) may designate that certain nonbank financial companies must be supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and be subject to enhanced prudential supervision and regulatory standards to be developed by the Federal Reserve Board. The FSOC may designate a nonbank financial company as systemically important if they find that material financial distress at the company — or its nature, scope, size, scale, concentration, interconnectedness, or mix of activities — could pose a threat to the financial stability of the United States. Such enhanced standards will include, among other things, risk-based capital and liquidity requirements, special regulatory and insolvency regimes, production of a resolution plan to cover potential insolvencies and may include such additional requirements on matters such as credit exposure concentrations.

Most of the component parts of the Dodd-Frank Act will be subject to intensive rulemaking and public comment over the coming months and we cannot predict the ultimate effect the Act or required examinations of the private education loan market could have on our operations or those of our subsidiaries, such as the Bank, at this time. It is likely, however, that operational expenses will increase if new or additional compliance requirements are imposed on our operations and our competitiveness could be significantly affected if we are subjected to supervision and regulatory standards not otherwise applicable to our competitors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by us as of December 31, 2010:

			Approximate
Location	Function	Business Segment(s)	Square Feet

Fishers, IN	Loan Servicing and Data Center	FFELP Loans; Consumer Lending; Business Services	450,000
Newark, DE	Credit and Collections Center	Consumer Lending; Business Services	160,000
Wilkes-Barre, PA	Loan Servicing Center	FFELP Loans; Consumer Lending; Business Services	133,000
Indianapolis, IN	Loan Servicing Center	Business Services	100,000
Big Flats, NY	GRC — Collections Center	Business Services	60,000
Arcade, NY(1)	Pioneer Credit Recovery — Collections Center	Business Services	46,000
Perry, NY(1)	Pioneer Credit Recovery — Collections Center	Business Services	45,000
Swansea, MA	AMS Headquarters	Business Services	36,000

(1)	In the first quarter of 2003, we entered into a ten year lease with the Wyoming County Industrial Development Authority with a right of reversion to us for the Arcade and Perry, New York facilities.

The following table lists the principal facilities leased by us as of December 31, 2010:

			Approximate
Location	Function	Business Segment(s)	Square Feet

Reston, VA	Headquarters	FFELP Loans; Consumer Lending; Business Services; Other	240,000
Reston, VA	Administrative Offices	FFELP Loans; Consumer Lending; Business Services; Other	90,000
Newark, DE	Sallie Mae — Operations Center	Consumer Lending; Business Services; Other	86,000
Niles, IL	Collections Center	Other	84,000
Newton, MA	Upromise	Business Services	78,000
Cincinnati, OH	GRC Headquarters and Collections Center	Business Services	59,000
Muncie, IN	Collections Center	Consumer Lending; Business Services	54,000
Moorestown, NJ	Pioneer Credit Recovery — Collections Center	Business Services	30,000
White Plains, NY(1)	N/A	N/A	26,000
Kansas City, MO	Upromise and Campus Payment Solutions	Business Services	21,000
Whitewater, WI(2)	N/A	N/A	16,000
Seattle, WA	NELA	Business Services	10,000

(1)	Space vacated in December 2009; we are actively searching for subtenants.

(2)	Space vacated in September 2010; we are actively searching for subtenants or tenants.

None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collections centers are generally adequate to meet our long-term student loan and business goals. Our headquarters are currently in leased space at 12061 Bluemont Way, Reston, Virginia, 20190. We are relocating our headquarters to Newark, Delaware from Reston, Virginia by March 31, 2011.

Item 3.	Legal Proceedings

Investor Litigation

On January 31, 2008, a putative class action lawsuit was filed against us and certain officers in the United States District Court for the Southern District of New York. This case and other actions arising out of the same circumstances and alleged acts have been consolidated and are now identified as In Re SLM Corporation Securities Litigation. The case purports to be brought on behalf of those who acquired our common stock between January 18, 2007 and January 23, 2008 (the “Securities Class Period”). The complaint alleges that the Company and certain officers violated federal securities laws by issuing a series of materially false and misleading statements and that the statements had the effect of artificially inflating the market price for our securities. The complaint alleges that Defendants caused our results for year-end 2006 and for the first quarter of 2007 to be materially misstated because we failed to adequately provide for loan losses, which overstated our net income, and that we failed to adequately disclose allegedly known trends and uncertainties with respect to our non-traditional loan portfolio. On September 24, 2010, the court denied our motion to dismiss Mr. Albert Lord and the Company, but dismissed Mr. C.E. Andrews as a defendant in the action. The matter is now in the discovery phase. Lead Plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs, and equitable and injunctive relief.

A similar case is pending against the Company, certain officers, retirement plan fiduciaries, and the Board of Directors, In Re SLM Corporation ERISA Litigation, formerly in the U.S. District Court for the Southern District of New York and now before the United States Court of Appeals for the Second Circuit. The case was originally filed on May 8, 2008 and the purported class consists of participants in or beneficiaries of the Sallie Mae 401(K) Retirement Savings Plan and Sallie Mae 401(k) Savings Plan (“401K Plans”) between January 18, 2007 and “the present” whose accounts included investments in our common stock (“401K Class Period”). The complaint alleges breaches of fiduciary duties and prohibited transactions in violation of the Employee Retirement Income Security Act arising out of alleged false and misleading public statements regarding our business made during the 401K Class Period and investments in our common stock by participants in the 401K Plans. On September 24, 2010, this case was dismissed; however, the Plaintiffs appealed. The appeal is pending. The Plaintiffs/Appellants seek unspecified damages, attorneys’ fees, costs, and equitable and injunctive relief.

Lending and Collection Litigation and Investigations

On July 15, 2009, the United States District Court for the District of Columbia unsealed the qui tam False Claims Act complaint of relator Sheldon Batiste, a former employee of SLM Financial Corporation (U.S. ex rel. Batiste v. SLM Corporation, et al.). The First Amended Complaint alleges that we violated the False Claims Act by our “systemic failure to service loans and abide by forbearance regulations” and our “receipt of U.S. subsidies to which it was not entitled” through the federally guaranteed student loan program, FFELP. No amount in controversy is specified, but the relator seeks treble actual damages, as well as civil monetary penalties on each of its claims. The U.S. Department of Justice declined intervention. Defendants filed their Motion to Dismiss on September 21, 2009. On September 24, 2010, the United States District Court for the District of Columbia granted our Motion to Dismiss in its entirety. On October 25, 2010, Plaintiff/Relator filed a Notice of Appeal with the United States Court of Appeals for the District of Columbia Circuit. The appeal is pending.

On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington (Mark A. Arthur et al. v. SLM Corporation). The suit complains that we allegedly contacted “tens of thousands” of consumers on their cellular telephones via autodialer without their prior express consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On April 5, 2010, Plaintiffs filed a First Amended Class Action Complaint changing the defendant from SLM Corporation to Sallie Mae, Inc. The parties in this matter have reached a tentative settlement which is subject to court approval and other conditions. On September 14, 2010, the United States District Court for the Western District of Washington agreed to Plaintiff’s Motion for Preliminary Approval of Settlement Agreement. We have vigorously denied all claims asserted against us, but agreed to the settlement to avoid the burden and expense of continued litigation. If the settlement receives final approval from the Court, settlement awards will be made to eligible class members on a claims-made basis from a settlement fund of $19.5 million, and class members may opt out of certain calls to their cellular telephones. On January 21, 2011, and February 7, 2011, the Company filed submissions with the Court to advise that approximately 1.76 million individuals had been omitted from the original notice list for a total of approximately 6.6 million class members. In response, Class Counsel asked the Company to contribute additional unspecified amounts to the settlement fund. On February 10, 2011, the Court granted a Consented Motion to Stay Implementation of Settlement and Certain Deadlines. The Court ordered Class Counsel to file a status report on March 18, 2011. On February 10, 2011, Judith Harper filed a Motion to Intervene as Party Plaintiff, which the Court terminated on February 11, 2011 based upon the Court’s February 10, 2011 Stay. On February 9, 2011, Ms. Harper filed a similar Class Action Complaint regarding the TCPA against Arrow Financial Services, LLC, in the U.S. District Court for the Northern District of Illinois (the “Harper case”). On February 22, 2011, Arrow Financial Services, LLC filed a Motion to Stay Proceedings in the Harper case. That Motion is pending.

On December 17, 2007, plaintiffs filed a complaint against us in Rodriguez v. SLM Corporation et al., in the U.S. District Court for the District of Connecticut alleging that we engaged in underwriting practices which, among other things, resulted in certain applicants for student loans being directed into substandard and expensive loans on the basis of race. The complaint does not identify the relief plaintiffs seek. The court denied our Motion for Summary Judgment without prejudice on June 24, 2009. The Court granted Defendants’ partial Motion to Dismiss the Truth in Lending Act counts on November 10, 2009. The matter is now in the discovery phase.

ED’s Office of the Inspector General (“OIG”) commenced an audit regarding Special Allowance Payments on September 10, 2007. On August 3, 2009, we received the final audit report of the OIG related to our billing practices for Special Allowance Payments. Among other things, the OIG recommended that ED instruct us to return approximately $22 million in alleged special allowance overpayments. We continue to believe that our practices were consistent with longstanding ED guidance and all applicable rules and regulations and intend to continue disputing these findings. We provided our response to the Secretary on October 2, 2009 and we provided additional information to ED in 2010.

The Company and its subsidiaries and affiliates also are subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, our collections subsidiaries are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that those subsidiaries have violated a federal or state law in the process of collecting their accounts. We believe that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations. Finally, from time to time, the Company receives information and document requests from state attorneys general and Congressional committees concerning certain business practices. Our practice has been and continues to be to cooperate with the state attorneys general and Congressional committees and to be responsive to any such requests.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended December 31, 2010.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of our common stock as of January 31, 2011 was 494. Because many shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2010	High	$13.32	$13.96	$12.40	$13.14
	Low	10.01	9.85	10.05	10.92
2009	High	$12.43	$10.47	$10.39	$12.11
	Low	3.11	4.02	8.12	8.01

There were no dividends paid in 2008, 2009 or 2010.

Issuer Purchases of Equity Securities

The following table summarizes our common share repurchases during 2010. The only repurchases conducted by us during the period were in connection with the exercise of stock options and vesting of restricted stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled approximately 1.1 million shares for 2010) and not in connection with any authorized buyback program. See “Note 11 — Stockholders’ Equity.”

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
	Purchased	Share	or Programs	Programs
(Common shares in millions)

Period:
October 1 – October 31, 2010	—	$—	—	38.8
November 1 – November 30, 2010	.1	12.17	—	38.8
December 1 – December 31, 2010	.2	12.58	—	38.8

Total fourth quarter	.3	$12.46	—	38.8

Stock Performance

The following graph compares the yearly percentage change in our cumulative total shareholder return on our common stock to that of Standard & Poor’s 500 Stock Index and Standard & Poor’s Financials Index. The graph assumes a base investment of $100 at December 31, 2005 and reinvestment of dividends through December 31, 2010.

Five Year Cumulative Total Shareholder Return

Company/Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

SLM Corporation	$100.0	$90.3	$37.7	$16.7	$21.1	$23.6
S&P 500 Financials	100.0	118.9	97.3	44.6	52.0	58.3
S&P Index	100.0	115.6	121.9	77.4	97.4	111.9

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data

Selected Financial Data 2006-2010
(Dollars in millions, except per share amounts)

The following table sets forth our selected financial and other operating information prepared in accordance with GAAP. The selected financial data in the table is derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2010	2009	2008	2007	2006

Operating Data:
Net interest income	$3,479	$1,723	$1,365	$1,588	$1,454
Net income (loss):
Continuing operations, net of tax	$597	$544	$2	$(938)	$1,103
Discontinued operations, net of tax	(67)	(220)	(215)	42	54

Net income (loss)	$530	$324	$(213)	$(896)	$1,157

Basic earnings (loss) per common share:
Continuing operations	$1.08	$.85	$(.23)	$(2.36)	$2.60
Discontinued operations	(.14)	(.47)	(.46)	.10	.13

Total	$.94	$.38	$(.69)	$(2.26)	$2.73

Diluted earnings (loss) per common share:
Continuing operations	$1.08	$.85	$(.23)	$(2.36)	$2.51
Discontinued operations	(.14)	(.47)	(.46)	.10	.12

Total	$.94	$.38	$(.69)	$(2.26)	$2.63

Dividends per common share	$—	$—	$—	$.25	$.97
Return on common stockholders’ equity	13%	5%	(9)%	(22)%	32%
Net interest margin	1.82	1.05	.93	1.26	1.54
Return on assets	.28	.20	(.14)	(.71)	1.22
Dividend payout ratio	—	—	—	(11)	37
Average equity/average assets	2.47	2.96	3.45	3.51	3.98
Balance Sheet Data:
Student loans, net	$184,305	$143,807	$144,802	$124,153	$95,920
Total assets	205,307	169,985	168,768	155,565	116,136
Total borrowings	197,159	161,443	160,158	147,046	108,087
Total stockholders’ equity	5,012	5,279	4,999	5,224	4,360
Book value per common share	8.44	8.05	7.03	7.84	9.24
Other Data:
Off-balance sheet securitized student loans, net	$—	$32,638	$35,591	$39,423	$46,172

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking and Cautionary Statements” and Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Overview

We provide Private Education Loans that help students and their families bridge the gap between family resources, federal loans, grants, student aid, scholarships, and the cost of a college education. We also provide savings products to help save for a college education. In addition we provide servicing and collection services on federal loans. We also offer servicing, collection and transaction support directly to colleges and universities in addition to the saving for college industry. Finally, we are the largest private owner of FFELP Loans.

Effective July 1, 2010, HCERA legislation eliminated the authority to originate new loans under FFELP. Consequently, we no longer originate FFELP Loans. As a result, in the fourth quarter of 2010 we changed the way we regularly monitor and assess our ongoing operations and results by realigning our business segments into four reportable segments: (1) FFELP Loans, (2) Consumer Lending, (3) Business Services and (4) Other. Management now views our business as consisting of three primary segments comprised of one runoff business (FFELP Loans) and two continuing growth businesses (Consumer Lending and Business Services).

FFELP Loans Segment

Our FFELP Loans segment consists of our $148.6 billion FFELP Loan portfolio and underlying debt and capital funding these loans. This includes the acquisition of loans from the Student Loan Corporation on December 31, 2010 (see “Segment Earnings Summary — ‘Core-Earnings’ Basis — FFELP Loans Segment” of this Item 7 for further discussion). Because we no longer originate FFELP Loans the portfolio is in runoff and is expected to amortize over approximately the next 25 years with a weighted average remaining life of 7.7 years. We actively seek to acquire FFELP Loan portfolios to leverage our servicing scale and expertise to generate incremental earnings and cash flow to create additional shareholder value. Of our total FFELP Loan portfolio, 77 percent was funded to term through securitization trusts, 16 percent was funded through the ED Conduit Program which terminates on January 19, 2014, 5 percent was funded in our multi-year ABCP facility and FHLB-DM facility, and the remainder was funded with unsecured debt. It is expected to generate a stable net interest margin and significant amounts of cash as the portfolio amortizes.

Consumer Lending Segment

In our Consumer Lending segment we originate, acquire, finance and service Private Education Loans. As of December 31, 2010 we had $35.7 billion of Private Education Loans outstanding. In 2010 we originated $2.3 billion of Private Education Loans, down from $3.2 billion in the prior year. We provide Private Education Loans to students and their families to help them pay for a college education. We provide loans through the financial aid office, direct-to-consumer and through referral and partner lenders. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education (we refer to this as our Direct Banking business line).

Business Services Segment

In our Business Services segment we provide loan servicing to our FFELP Loans segment, ED and other third parties. We provide default aversion work and contingency collections on behalf of Guarantors, colleges and ED. We also perform Campus Payment Solutions, account asset servicing and transaction processing activities.

Other

Our Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

The following table shows how we realigned our old reportable segments existing prior to the fourth quarter of 2010 into our new business lines as part of the change in business segments discussed above.

Business Lines/Activities	New Business Segment	Prior Business Segment

FFELP Loan business	FFELP Loans	Lending
Private Education Loan business	Consumer Lending	Lending
Direct Banking	Consumer Lending	Lending
Intercompany servicing of FFELP Loans	Business Services	Lending
FFELP Loan default aversion services	Business Services	APG
FFELP defaulted loan portfolio management services	Business Services	APG
FFELP Guarantor servicing	Business Services	Other
Contingency collections	Business Services	APG
Third-party loan servicing	Business Services	Other
ED loan servicing	Business Services	Other
Upromise	Business Services	Other
Campus Payment Solutions	Business Services	Other
Purchased Paper — Non-Mortgage	Other	APG
Purchased Paper — Mortgage/Properties	Other	APG
Mortgage and other loans	Other	Lending
Debt repurchase gains	Other	Lending
Corporate liquidity portfolio	Other	Lending
Overhead expenses	Other	Lending, APG and Other

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios, provision for loan losses, financing costs, costs necessary to generate new assets, the revenues and expenses generated by our service businesses and gains and losses on loan sales, debt repurchases and derivatives. We manage and assess the performance of each business segment separately as each is focused on different customer bases and derive their revenue from different activities and services. A brief summary of our key financial measures are listed below.

Net Interest Income

The most significant portion of our earnings are generated by the spread earned between the interest revenue we receive on assets in our student loan portfolios and the interest cost of funding these loans. We report these earnings as net interest income. Net interest income in our FFELP Loans and Consumer Lending segments are driven by significantly different factors.

FFELP Loans Segment

Net interest income will be the primary source of cash flow generated by this segment as the portfolio runs off and we will no longer generate revenues from new originations. We may continue to acquire existing portfolios of FFELP Loans from third parties. We would expect any acquisitions to be accretive. The FFELP Loans segment’s net interest margin was 93 basis points in 2010 compared with 67 basis points in 2009. The major sources of variability in net interest margin are expected to be the CP/LIBOR spread and Floor Income.

•	We refer to the spread between the Federal Reserve’s 3-month financial commercial paper index (“CP”) and 3-month LIBOR as the “CP/LIBOR spread”. Interest earned on our FFELP Loan assets are indexed primarily to CP and interest paid on their related funding liabilities are primarily indexed to 3-month LIBOR. Movements in the CP and 3-month LIBOR rates expand or contract the CP/LIBOR spread and our net interest income decreases or increases as a result. During the capital markets turmoil of recent years, the CP/LIBOR spread has suffered dramatic fluctuations that have negatively affected net interest income significantly. For 2010, the average CP/LIBOR spread returned to historical levels.

•	Pursuant to the terms of the FFELP, certain FFELP Loans, in certain situations, continue to earn interest at the stated fixed rate of interest even if underlying debt costs decrease. We refer to this additional spread income as “Floor Income”. This Floor Income can be volatile as rates on underlying debt move up and down. We will generally hedge this risk by selling Floor Income Contracts which lock in the value of the Floor Income over the term of the contract.

Additional cash flow should be generated within this segment as many of our secured financing vehicles are over-collateralized, creating the potential for additional cash flow to be distributed to us over time as the loans amortize.

Consumer Lending Segment

We expect to grow our Private Education Loan portfolio primarily through our school and direct-to-consumer channels. Net interest income in this segment is determined by the Private Education Loan asset yields, which are determined by interest rates established by us based upon the credit of the borrower and any co-borrower, the level of price competition in the Private Education Loan market and our cost of funds. Our cost of funds can be influenced by a number of factors including the quality of the loans in our portfolio, our corporate credit rating, general economic conditions, investor demand for ABS and corporate unsecured debt and competition in the deposit market. Loans are priced to anticipate our cost of funds and expected charge-off rate over the life of the loans. Our Private Education Loans earn variable rate interest and are funded primarily with variable rate liabilities. The Consumer Lending segment’s net interest margin was 3.85 percent in 2010 and 2009.

Provision For Loan Losses

Management estimates and maintains an allowance for loan losses equal to charge-offs expected over the next two years. The provision is an income statement item that reduces segment revenues. Generally the allowance rises when charge-offs are expected to increase and falls when charge-offs are expected to decline. Our loss exposure and resulting provision for losses is smaller for FFELP Loans than for Private Education Loans because we bear a maximum of 3 percent loss exposure on FFELP Loans. Our provision for losses in our FFELP Loans segment was $98 million in 2010 compared with $119 million in 2009. Our loss exposure and resulting provision in our Consumer Lending segment is much greater than our FFELP Loans segment. Losses in our Consumer Lending segment are primarily driven by risk characteristics such as loan program type, school type, loan status (in-school, grace, forbearance, repayment and delinquency), seasoning (number of months in active repayment for which a scheduled payment was due), underwriting criteria (e.g., credit scores), existence or absence of a cosigner and the current economic environment. Our provision for loan losses in our Consumer Lending segment was $1.298 billion in 2010 compared with $1.399 billion in 2009.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectable (from the borrower or Guarantor), the unrecoverable portion of the loan is charged against the allowance for loan losses in the relevant lending segment. Information regarding charge-offs provides relevant information over time with respect to the actual performance of our loan portfolios as compared against the provisions for loan losses on those portfolios. The Consumer Lending segment’s charge off-rate was 5 percent of loans in 2010 compared with 6 percent in 2009. Delinquencies are a very important indicator of the potential future credit performance. Management focuses on the overall level of delinquencies as well as the progression of loans from early to late stage delinquency. “Core Earnings” basis Private Education Loan delinquencies as a percentage of Private Education Loans in repayment decreased from 12.1 percent at December 31, 2009 to 10.6 percent at December 31, 2010.

Servicing and Contingency Revenues

We earn servicing revenues from servicing student loans, Campus Payment Solutions, and from account asset servicing related to 529 college-savings plans. We earn contingency revenue related to default aversion and contingency collections work we do primarily on federal loans. The fees we recognize are primarily driven by our success in collecting or rehabilitating defaulted loans, the number of transactions processed and the underlying volume of loans we are servicing on behalf of others.

Other Income/(Loss)

In managing our loan portfolios and funding sources we periodically engage in sales of loans and the repurchase of our outstanding debt. In each case, depending on market conditions, we may incur gains or losses from these transactions that affect our results from operations. We also recognize gains and losses in accordance with GAAP on our derivative and hedging activities from the changes in the fair value of derivatives that do not qualify for hedge accounting treatment and ineffectiveness on derivatives that do qualify for hedge accounting.

Operating Expenses

The operating expenses reported for our Consumer Lending and Business Services segments are those that are directly attributable to the generation of revenues by those segments. The operating expenses for the FFELP Loans segment primarily represent an intercompany servicing charge from the Business Services segment and do not reflect our actual underlying costs incurred to service the loans. We have included corporate overhead expenses and certain information technology costs (together referred to as “Overhead”) in our Other segment rather than allocate those expenses by segment. These overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock option expense and certain information technology costs related to infrastructure and operations.

Core Earnings

Management uses “Core Earnings” as the primary financial performance measure to evaluate performance and to allocate resources. “Core Earnings” is the basis in which we prepare our segment disclosures as required by GAAP under ASC 280 “Segment Reporting” (see “Note 19—Segment Reporting”). For a full explanation of the contents and limitations of “Core Earnings” see ‘‘‘Core Earnings’—Definition and Limitations” of this Item 7.

2010 Summary

We overcame considerable challenges and achieved significant accomplishments in 2010. We continue to operate in an extremely challenging macroeconomic environment marked by high unemployment and periods of extreme illiquidity in the capital markets.

Effective July 1, 2010, HCERA eliminated FFELP Loan originations, a major source of our net income. As a result, we will no longer have revenue related to FFELP Loan originations and will have declining net income related to our portfolio of FFELP Loans and related FFELP Loan servicing and collections activities. HCERA does not alter or affect the terms and conditions of our existing FFELP Loans. Net interest income we earn on our FFELP Loan portfolio will decline over time as the portfolio amortizes. We will no longer earn any origination fees for originating FFELP Loans (which was $34 million in 2010) and the Guarantor maintenance fees (which was $56 million in 2010) will decline as the portfolio pays down. In addition, we earned $245 million in FFELP contingency revenue in 2010, which we expect to remain relatively stable through 2012 and then steadily decline as the portfolio of defaulted FFELP Loans we manage is resolved and amortizes.

In response to these legislative and economic challenges we explored splitting the Company into two publicly traded companies, representing our runoff and growth businesses. We also explored selling our residual interests in our securitized FFELP Loans to effectively remove the securitized loans from our balance sheet. After evaluating both strategies we determined that neither strategy currently provides better economic returns to investors than our current operating structure.

On December 31, 2010, we closed on our agreement to purchase the $26.1 billion of securitized federal loans and related assets from the Student Loan Corporation. This transaction will be accretive to 2011 earnings and beyond. We continue to seek to acquire FFELP Loan portfolios.

Despite the economic environment, we saw significant improvements in the quality of our lending business segments.

•	At the end of the year, our FFELP Loan portfolio was 93 percent funded to term with long-term liabilities including the ED-sponsored Straight A conduit. We also completed $2 billion of FFELP Loan asset-backed securitization transactions in 2010. The net interest margin in our FFELP Loans segment improved to 93 basis points in 2010 from 67 basis points in 2009 as the CP/LIBOR spread returned to historical levels. In addition, we sold $20.4 billion of loans to ED in 2010 resulting in gains of $321 million.

•	In our Private Education Loan portfolio, delinquencies greater than 90 days trended lower throughout the year to 5.3 percent of loans in repayment at year-end compared to 6.4 percent of loans in repayment at the end of the first quarter of the year. The quarterly provision for loan losses ended the year at $294 million, down from the second-quarter 2010 peak of $349 million. Private Education Loan originations improved over the course of 2010 as well. After falling more than 40 percent in each of the first two quarters of the year compared with the year-ago quarters they fell just 6 percent in the third quarter and increased 8 percent in the fourth quarter. We completed $4.1 billion of Private Education Loan asset-backed securitization transactions in 2010. The Consumer Lending segment returned to profitability in 2010 after posting a loss in the prior year.

In our Business Services segment, we saw increased revenue in our third-party servicing, contingency collections and account asset servicing lines of business. We decided to discontinue our Purchased Paper collection business at the end of 2010.

In response to the elimination of FFELP, in 2010 we expanded an ongoing operating expense reduction initiative, including closing our Florida and Texas servicing centers and relocating our headquarters to Newark, Delaware by March 31, 2011.

“Core Earnings” improved significantly to $1 billion from $807 million in the prior year. This was due to a number of factors including lower provision for loan losses, and a higher net interest margin. In 2010 we issued $1.5 billion of 10-year unsecured debt and repurchased $4.9 billion of unsecured debt. Combined with our asset-backed securitization transactions, these actions significantly improved the overall maturity profile of our outstanding debt.

2011 Outlook

We do not expect the economic environment to improve significantly in 2011. A high unemployment rate is expected to result in a challenging environment for financial services companies such as ours. We expect our “Core Earnings” business results to improve principally due to the significant improvement in the quality of our Private Education Loan portfolio. Increases in the cost of attaining a higher education and enrollments should drive increased volume in our consumer lending, servicing and collection businesses. “Core Earnings” are expected to be lower in 2011 than in 2010; however, this is principally due to a sharp decline in gains on debt repurchases and the absence of revenue generated from the sale of FFELP Loans to ED.

In 2008 we significantly tightened our underwriting criteria and exited certain lending segments. In addition, each successive repayment cohort, i.e., a group of loans that enter their initial repayment status in the same calendar year upon exiting their grace period following graduation/separation from school, has been of higher quality. In 2009 we began to offer Smart Option Student Loans, which require students to make interest payments while they are in school, a departure from past practices where all required payments were deferred until the student graduated. In 2010, we began offering the Fixed Pay repayment option, which requires a payment during school that is less than a full interest payment. The loans that entered repayment in the fourth quarter of 2010 will influence delinquency trends in the first half of 2011 and charge-offs in the second half. This cohort of loans is significantly smaller and of higher quality than previous repay cohorts, it has a higher average credit score and is comprised of significantly smaller amounts of higher risk non-traditional and non-cosigned loans on a percentage basis and in total volume.

On January 11, 2011 we issued $2 billion, five-year 6.25 percent fixed rate unsecured notes. The rate on the notes was swapped from a fixed rate to a floating rate equal to an all-in cost of one month LIBOR plus 4.46 percent. Investor demand was the highest ever for a Sallie Mae issue, which we believe reflects investors’ views that our financial condition has strengthened. In 2011, we expect to access the unsecured debt market and the term asset-backed securities market to re-finance both FFELP and Private Education Loans. We believe that conditions in these markets have improved as compared to last year and are conducive to funding at more favorable spreads and advance rates. Retail Bank deposits are also expected to continue to be a source of funding at favorable rates. We currently expect our net interest margins in the coming year to be stable in both our FFELP Loans and Consumer Lending segments.

2011 Management Objectives

In 2011 we have set out five major goals to create shareholder value. They are: (1) Reduce our operating expenses; (2) Maximize cash flows from FFELP Loans; (3) Prudently grow Consumer Lending segment assets and revenue; (4) Increase Business Services segment revenue; and (5) Reinstate dividends and/or share repurchases. Here is how we plan to achieve these objectives.

Reduce Operating Expenses

The elimination of FFELP by HCERA greatly reduced the scope of our historical revenue generating capabilities. In 2010 we originated $14 billion of loans, 84 percent of them FFELP Loans; in 2011 we expect to originate $2.5 billion of new loans, all of them Private Education Loans. Our FFELP related revenues will decline over the coming years. As a result, we must effectively match our cost structure to our ongoing business. Operating expenses will be reduced company wide. We have set a goal of getting to an annualized operating expense quarterly run rate of $250 million by the fourth quarter of 2011.

Maximize Cash Flows from FFELP Loans

We have a $148.6 billion portfolio of FFELP Loans that is expected to generate significant amounts of cash flow and earnings in the coming years. We plan to reduce related costs, minimize income volatility and opportunistically purchase other FFELP Loan portfolios like we did with SLC.

Grow Consumer Lending Segment Assets and Revenue

Successfully growing Private Education Loan lending is the key component of our long-term plan to grow shareholder value. We must originate increasing numbers of high quality Private Education Loans, increase net interest margins and further reduce charge-offs and provision for loan losses. To manage our borrowing costs, we must achieve more attractive term asset-backed securities market access and prices in the coming year.

Increase Business Services Segment Revenue

Our Business Services segment is comprised of several businesses with customers related to FFELP that will experience revenue declines and several businesses with customers that provide growth opportunities. Our growth businesses are ED servicing, ED collections, other school-based asset type servicing and collections, Campus Payment Solutions, transaction processing and 529 college-savings plan account asset servicing. We currently have a 22 percent market share of the ED Servicing Contract. This volume will grow organically as more loans are originated under DL. Our goal is to further expand our market share and broaden the services we provide to ED and other third party servicing clients. The ED collection contract will also grow organically as more loans are originated under DL. We also seek to increase our market share through improved performance. Campus Payment Solutions is a business line that we expect to grow by expanding our product offerings and leveraging our deep relationships with colleges and universities. Assets under management in 529 college-savings plans total $34.5 billion and have been growing at a rate of 21 percent over the last three years. Our goal is to service additional 529 plans.

Reinstate Dividends and/or Share Repurchases

We suspended our dividend and share repurchase programs in April 2007 and have not since reinstated these programs. We now believe that our cash flow and capital positions have strengthened sufficiently that by the second half of 2011, we will be able to recommend to our board of directors that we either reinstate a dividend, begin to repurchase shares or do a combination of both.

Results of Operations

We present the results of operations first on a consolidated basis in accordance with GAAP. As discussed earlier, we have four business segments, FFELP Loans, Consumer Lending, Business Services and Other segments. Since these segments operate in distinct business environments, the discussion following the Consolidated Earnings Summary is presented on a segment basis and is shown on a “Core Earnings” basis. See Item 1 “Business — Business Segments” for further discussion on the components of each segment.

GAAP Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
(Dollars in millions)	2010	2009	2008	$	%	$	%

Interest income
FFELP Loans	$3,345	$3,094	$5,173	$251	8%	$(2,079)	(40)%
Private Education Loans	2,353	1,582	1,738	771	49	(156)	(9)
Other loans	30	56	83	(26)	(46)	(27)	(33)
Cash and investments	26	26	276	—	—	(250)	(91)

Total interest income	5,754	4,758	7,270	996	21	(2,512)	(35)
Total interest expense	2,275	3,035	5,905	(760)	(25)	(2,870)	(49)

Net interest income	3,479	1,723	1,365	1,756	102	358	26
Less: provisions for loan losses	1,419	1,119	720	300	27	399	55

Net interest income after provisions for loan losses	2,060	604	645	1,456	241	(41)	(6)
Other income (loss):
Securitization servicing and Residual Interest revenue	—	295	262	(295)	(100)	33	13
Gains (losses) on sales of loans and securities, net	325	284	(186)	41	14	470	253
Losses on derivative and hedging activities, net	(361)	(604)	(445)	243	(40)	(159)	36
Servicing revenue	405	440	408	(35)	(8)	32	8
Contingency revenue	330	294	330	36	12	(36)	(11)
Gains on debt repurchases	317	536	64	(219)	(41)	472	738
Other income	6	88	39	(82)	(93)	49	126

Total other income	1,022	1,333	472	(311)	(23)	861	182
Expenses:
Operating expenses	1,208	1,043	1,029	165	16	14	1
Goodwill and acquired intangible assets impairment and amortization expense	699	76	50	623	820	26	52
Restructuring expenses	85	10	72	75	750	(62)	(86)

Total expenses	1,992	1,129	1,151	863	76	(22)	(2)
Income (loss) from continuing operations, before income tax expense (benefit)	1,090	808	(34)	282	35	842	2,476
Income tax expense (benefit)	493	264	(36)	229	87	300	833

Net income from continuing operations	597	544	2	53	10	542	27,100
Loss from discontinued operations, net of tax	(67)	(220)	(215)	153	(70)	(5)	2

Net income (loss)	530	324	(213)	206	64	537	252
Preferred stock dividends	72	146	111	(74)	(51)	35	32

Net income (loss) attributable to common stock	$458	$178	$(324)	$280	157%	$502	155%

Basic earnings (loss) per common share:
Continuing operations	$1.08	$.85	$(.23)	$.23	27%	$1.08	470%

Discontinued operations	$(.14)	$(.47)	$(.46)	$.33	(70)%	$(.01)	2%

Total	$.94	$.38	$(.69)	$.56	147%	$1.07	155%

Diluted earnings (loss) per common share:
Continuing operations	$1.08	$.85	$(.23)	$.23	27%	$1.08	470%

Discontinued operations	$(.14)	$(.47)	$(.46)	$.33	(70)%	$(.01)	2%

Total	$.94	$.38	$(.69)	$.56	147%	$1.07	155%

Dividends per common share	$—	$—	$—	$—	—%	$—	—%

Consolidated Earnings Summary — GAAP-basis

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

For the years ended December 31, 2010 and 2009, net income was $530 million, or $.94 diluted earnings per common share, and $324 million, or $.38 diluted earnings per common share, respectively. For the year ended December 31, 2010 and 2009, net income from continuing operations was $597 million, or $1.08 diluted earnings per common share, and $544 million, or $.85 diluted earnings per common share, respectively. For the year ended December 31, 2010 and 2009, net loss from discontinued operations was $67 million, or $.14 diluted loss per common share, and $220 million, or $.47 diluted loss per common share from discontinued operations per common share, respectively.

Income from Continuing Operations before Income Tax Expense

Income from continuing operations before income tax expenses increased for the year ended December 31, 2010, by $282 million as compared with the prior year primarily due to a $1.5 billion increase in net interest income after provisions for loan losses and a $243 million decrease in net losses on derivative and hedging activities. These improvements were partially offset by a $660 million goodwill and intangible asset impairment charge, a $165 million increase in operating expenses, a $219 million decrease in gains on debt repurchases and a decrease in securitization servicing and Residual Interest revenue of $295 million.

The primary contributors to each of the identified drivers of changes in income from continuing operations before income tax expense for the year-over-year period are as follows:

•	Net interest income after provisions for loan losses increased by $1.5 billion in the year ended December 31, 2010 from the year ended December 31, 2009. The increase in net interest income and provisions for loan losses was partially due to the adoption as of January 1, 2010 of the new consolidation accounting guidance which resulted in the consolidation of $35.0 billion of assets and $34.4 billion of liabilities in certain securitizations trusts. (See “Note 2 — Significant Accounting Policies” for a further discussion of the effect of adopting the new consolidation accounting guidance). The consolidation of these securitization trusts as of January 1, 2010 resulted in $998 million of additional net interest income and $355 million of additional provisions for loan losses for the year ended December 31, 2010. Excluding the effect of the trusts being consolidated as of January 1, 2010, net interest income increased $758 million from the year ended 2009 and provisions for loan losses decreased $55 million from the year ended 2009. The increase in net interest income, excluding the effect of the new consolidation accounting guidance, was primarily the result of an increase in the FFELP Loans net interest margin primarily due to an improvement in our funding costs, a 24 basis point tightening of the CP/LIBOR spread and the effect of not receiving hedge accounting treatment for derivatives used to economically hedge risk affecting net interest income. The decrease in the provisions for loan losses relates to the Private Education Loan loss provision, which decreased as a result of the improving performance of the portfolio.

•	Securitization servicing and Residual Interest revenue was no longer recorded in fiscal year 2010 due to the adoption of the new consolidation accounting guidance; however, we recognized $295 million in the prior year.

•	Gains on sales of loans and securities increased $41 million from the prior year primarily related to the gains on sales of additional FFELP Loans to ED as part of ED’s Loan Purchase Commitment Program (the “Purchase Program”). These gains will not occur in the future as the Purchase Program ended in 2010.

•	Losses on derivatives and hedging activities, net, declined by $243 million in 2010 compared with 2009. The primary factor affecting the change in losses in 2010 was interest rates. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, we expect gains and (losses) on derivatives and hedging activities, net, to vary significantly in future periods.

•	Servicing revenue decreased by $35 million primarily due to HCERA becoming effective as of July 1, 2010, thereby eliminating our ability to earn additional guarantor issuance fees on new FFELP Loans, as well as to a decline in outstanding FFELP Loans for which we were earning additional fees.

•	Contingency revenue increased $36 million primarily from increased collections on defaulted FFELP Loans.

•	Gains on debt repurchases decreased $219 million year-over-year while the principal amount of debt repurchased increased to $4.9 billion, as compared with the $3.4 billion repurchased in fiscal year 2009. We expect to continue to repurchase debt in the future and the amount of gains in the future will be dependent on market conditions and available liquidity.

•	Other income declined by $82 million primarily due to a $71 million decrease in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “losses on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•	Operating expenses, excluding restructuring-related asset impairments of $19 million in 2010, increased $146 million year-over-year primarily due to an increase in legal contingency expense, costs related to the ED Servicing Contract, higher collection and servicing costs from a higher number of loans in repayment and in delinquent status, and higher marketing and technology enhancement costs related to Private Education Loans.

•	Goodwill and intangible asset impairment and amortization increased $623 million for the year ended December 31, 2010, primarily due to the $660 million of impairment recognized as a result of the passage of HCERA and its negative effects on the anticipated cash flows for certain of our reporting units and the reduced market values of these units. The amortization of acquired intangibles for continuing operations and for discontinued operations each remained relatively unchanged for the years ended December 31, 2010 and 2009, respectively. For additional discussion regarding the impairment of goodwill and intangible assets see “Note 6 — Goodwill and Acquired Intangible Assets.”

•	Restructuring expenses increased $69 million in the year ended December 31, 2010, which is a result of a $75 million increase in restructuring expenses in continuing operations partially offset by a $6 million decrease in restructuring expenses attributable to discontinued operations. The following details our ongoing restructuring efforts:

•	On March 30, 2010, President Obama signed into law H.R. 4872, HCERA, which included the SAFRA Act. Effective July 1, 2010, this legislation eliminated FFELP and requires all new federal loans to be made through the DSLP. Restructuring our operations in response to this change in law requires a significant reduction of operating costs from the elimination of positions and facilities associated with the origination of FFELP Loans. Expenses associated with continuing operations under this restructuring plan were $83 million in fiscal year 2010. We are currently finalizing this restructuring plan and expect to incur an estimated $11 million of additional restructuring costs in 2011. The majority of these expenses are severance costs related to the partially completed and planned elimination of approximately 2,500 positions, approximately 30 percent of our workforce that existed as of the first quarter 2010.

•	In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, we also initiated a restructuring plan in the fourth quarter of 2007. Under this ongoing plan, restructuring expenses associated with continuing operations of $2 million and $10 million were recognized in the years ended December 31, 2010 and 2009, respectively. The majority of these restructuring expenses were also severance costs related to the elimination of approximately 3,000 positions, or approximately 25 percent of our workforce that existed as of the fourth quarter 2007.

•	Income tax expense from continuing operations increased $229 million for the year ended December 31, 2010 as compared with the prior year. The effective tax rates for fiscal years 2010 and 2009 were 45 percent and 33 percent, respectively. The change in the effective tax rate for the year ended December 31, 2010 was primarily driven by the impact of non-deductible goodwill impairments recorded in 2010 and state tax rate changes recorded in both periods.

Net Loss from Discontinued Operations.

Net loss from discontinued operations in the year ended December 31, 2010 was $67 million compared with a net loss from discontinued operations of $220 million for the year ended December 31, 2009. In the fourth quarter of 2009, we sold our Purchased Paper — Mortgage/Properties business for $280 million which resulted in an after-tax loss of $95 million. As a result of this sale, the results of operations of this business were presented in discontinued operations in the fourth quarter of 2009. In the fourth quarter of 2010, we began actively marketing our Purchased Paper — Non Mortgage business for sale and have concluded it is probable this business will be sold within one year at which time we would exit the business. As a result, the results of operations of this business were also required to be presented in discontinued operations beginning in the fourth quarter of 2010. In connection with this presentation, we are required to carry this business at the lower of fair value or historical cost basis. As a result, we recorded an after-tax loss of $52 million from discontinued operations in the fourth quarter of 2010, primarily due to adjusting the value of this business to its estimated fair value. Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods. The additional losses for both years that are more than the losses discussed above relate to ongoing impairment recorded as a result of the weakened economy’s effect on our ability to collect the receivables.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

For the years ended December 31, 2009 and 2008, net income was $324 million, or $.38 diluted earnings per common share, and a net loss of $213 million, or $.69 diluted loss per common share, respectively. For the years ended December 31, 2009 and 2008, net income from continuing operations was $544 million, or $.85 diluted earnings per common share, and $2 million, or $.23 diluted loss per common share, respectively. For the years ended December 31, 2009 and 2008, net loss from discontinued operations was $220 million, or $.47 diluted loss per common share, and $215 million, or $.46 diluted loss from discontinued operations per common share, respectively.

Income from Continuing Operations before Income Tax Expense.

Income from continuing operations before income tax expense for the year ended December 31, 2009 increased $842 million from the prior year. The $842 million increase was primarily due to an increase in gains on debt repurchases of $472 million and an increase in gains on sales of loans and securities of $470 million offset by an increase of $159 million in net losses on derivative and hedging activities.

The primary contributors to each of the identified drivers of changes in income from continuing operations before income tax expense for the year-over-year period are as follows:

•	Net interest income after provisions for loan losses decreased by $41 million in the year ended December 31, 2009 from the prior year. This decrease was due to a $399 million increase in provisions for loan losses partially offset by a $358 million increase in net interest income. The increase in net interest income was primarily due to an increase in the FFELP Loans net interest margin primarily due to an increase in Gross Floor Income and the impact of derivative accounting and a $15 billion increase in the average balance of GAAP-basis student loans. The increase in provisions for loan losses related primarily to increases in charge-off expectations on Private Education Loans primarily as a result of the continued weakening of the U.S. economy.

•	Securitization servicing and Residual Interest revenue increased by $33 million from the prior year primarily due to a $95 million decrease in the current-year unrealized mark-to-market loss on our Residual Interests compared with the prior year, partially offset by a decrease in net Embedded Floor value.

•	Gains on sales of loans and securities increased $470 million from the prior year. The increase is primarily attributable to a $284 million gain on our sale of approximately $18.5 billion of FFELP Loans to ED as part of the ED Purchase Program and the $186 million loss incurred in fiscal year 2008. The 2008 loss resulted from our repurchase of delinquent Private Education Loans from our off-balance sheet securitization trusts and the sale of approximately $1.0 billion FFELP Loans to the ED under ECASLA, which resulted in a $53 million loss.

•	Losses on derivatives and hedging activities, net, increased by $159 million in 2009 compared with 2008. The primary factors affecting the change in losses in 2009 were interest rates and foreign currency exchange rates. Valuations of derivative instruments vary based upon many factors, including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, we expect gains and (losses) on derivatives and hedging activities, net, to vary significantly in future periods.

•	Servicing Revenue increased $32 million when compared with the prior year. This increase was primarily due to the initiation of Direct Lending servicing in 2009.

•	Contingency revenue decreased $36 million when compared with the prior year primarily as a result of less Guarantor collections revenue from rehabilitating delinquent FFELP Loans.

•	Gains on debt repurchases increased $472 million when compared with the prior year. We repurchased $3.4 billion of our unsecured corporate debt as compared with $1.9 billion in the prior year.

•	Other income increased by $49 million primarily due to a $54 million increase in foreign currency translation gains. These gains were partially offset by the “losses on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•	For the years ended December 31, 2009 and 2008, operating expenses, excluding restructuring-related asset impairments of $0 and $6 million, respectively, were $1,043 million compared with $1,023 million, respectively. The $20 million increase from the prior year relates to increased marketing expense related to our direct to consumer marketing activities, increased technology costs as well as increased collections costs.

•	Goodwill and intangible asset impairment for continuing operations increased by $35 million in 2009 and the goodwill and intangible asset impairment for discontinued operations decreased by like amount as compared with the prior year. For additional discussion regarding the impairment of goodwill and intangible assets see “Note 6 — Goodwill and Acquired Intangible Assets.” The amortization of acquired intangibles for continuing operations totaled $38 million and $48 million for the years ended December 31, 2009 and 2008, respectively, and the amortization of acquired intangibles for discontinued operations totaled $1 million and $6 million for the years ended December 31, 2009 and 2008, respectively.

•	Restructuring expenses of $22 million and $84 million were recognized in the years ended December 31, 2009 and 2008, respectively, of which $10 million and $72 million were in continuing operations and $12 million and $12 million were in discontinued operations, respectively.

•	Income tax expense from continuing operations was $264 million in 2009 compared with an income tax benefit of $36 million in 2008, resulting in effective tax rates of 33 percent and 106 percent, respectively. The movement in the effective tax rate in 2009 compared with the prior year was primarily driven by the reduction of tax and interest on U.S. federal and state uncertain tax positions in both periods, as well as the permanent tax impact of deducting Proposed Merger-related transaction costs in 2008. Also contributing to the higher effective tax rate in 2008 was the effect of significantly higher reported pre-tax income in 2009 and the resulting changes in the proportion of income subject to federal and state taxes. For additional information, see “Note 18 — Income Taxes.”

Net Loss from Discontinued Operations.

Net loss from discontinued operations in the year ended December 31, 2009 increased $5 million from the prior year. Our Purchased Paper businesses are presented in discontinued operations for the current and prior years.

Preferred Stock Dividend Expense

During 2009, we converted $339 million of our Series C Preferred Stock to common stock. As part of this conversion, we delivered to the holders of the preferred stock: (1) approximately 17 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in additional expense recorded as a part of preferred stock dividends for the period of approximately $53 million.

“Core Earnings” — Definition and Limitations

We prepare financial statements in accordance with GAAP. However, we also evaluate our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings”. We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we internally review when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments. For additional information, see “Note 19 — Segment Reporting.”

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The three items adjusted for in our “Core Earnings” presentations are (1) the off-balance sheet treatment of certain securitization transactions, (2) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (3) the accounting for goodwill and acquired intangible assets.

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, our “Core Earnings” basis of presentation does not. “Core Earnings” are subject to certain general and specific limitations that investors should carefully consider. For example, there is no comprehensive, authoritative guidance for management reporting. Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Accordingly, our “Core Earnings” presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not be able to compare our performance with that of other financial services companies based upon “Core Earnings.” “Core Earnings” results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, our board of directors, rating agencies, lenders and investors to assess performance.

Specific adjustments that management makes to GAAP results to derive our “Core Earnings” basis of presentation are described in detail in the section entitled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” of this Item 7.

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 19 — Segment Reporting.”

	Year Ended December 31, 2010
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$2,766	$2,353	$—	$—	$—	$5,119	$579	$5,698
Other loans	—	—	—	30	—	30	—	30
Cash and investments	9	14	17	3	(17)	26	—	26

Total interest income	2,775	2,367	17	33	(17)	5,175	579	5,754
Total interest expense	1,407	758	—	45	(17)	2,193	82	2,275

Net interest income	1,368	1,609	17	(12)	—	2,982	497	3,479
Less: provisions for loan losses	98	1,298	—	23	—	1,419	—	1,419

Net interest income after provisions for loan losses	1,270	311	17	(35)	—	1,563	497	2,060
Servicing revenue	68	72	912	1	(648)	405	—	405
Contingency revenue	—	—	330	—	—	330	—	330
Gains on debt repurchases	—	—	—	317	—	317	—	317
Other income	320	—	51	13	—	384	(414)	(30)

Total other income	388	72	1,293	331	(648)	1,436	(414)	1,022
Expenses:
Direct operating expenses	736	350	500	12	(648)	950	—	950
Overhead expenses	—	—	—	258	—	258	—	258

Operating expenses	736	350	500	270	(648)	1,208	—	1,208
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	699	699
Restructuring expenses	54	12	7	12	—	85	—	85

Total expenses	790	362	507	282	(648)	1,293	699	1,992

Income from continuing operations, before income tax expense	868	21	803	14	—	1,706	(616)	1,090
Income tax expense(3)	311	8	288	4	—	611	(118)	493

Net income from continuing operations	557	13	515	10	—	1,095	(498)	597
Loss from discontinued operations, net of taxes	—	—	—	(67)	—	(67)	—	(67)

Net income (loss)	$557	$13	$515	$(57)	$—	$1,028	$(498)	$530

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2010
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$497	$—	$497
Total other income (loss)	(414)	—	(414)
Goodwill and acquired intangible assets impairment and amortization	—	699	699

Total “Core Earnings” adjustments to GAAP	$83	$(699)	(616)

Income tax benefit			(118)

Net loss			$(498)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2009
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$3,252	$2,254	$—	$—	$—	$5,506	$(830)	$4,676
Other loans	—	—	—	56	—	56	—	56
Cash and investments	26	13	20	(10)	(20)	29	(3)	26

Total interest income	3,278	2,267	20	46	(20)	5,591	(833)	4,758
Total interest expense	2,238	721	—	66	(20)	3,005	30	3,035

Net interest income (loss)	1,040	1,546	20	(20)	—	2,586	(863)	1,723
Less: provisions for loan losses	119	1,399	—	46	—	1,564	(445)	1,119

Net interest income (loss) after provisions for loan losses	921	147	20	(66)	—	1,022	(418)	604
Servicing revenue	75	70	954	—	(659)	440	—	440
Contingency revenue	—	—	294	—	—	294	—	294
Gains on debt repurchases	—	—	—	536	—	536	—	536
Other income	292	—	55	1	—	348	(285)	63

Total other income	367	70	1,303	537	(659)	1,618	(285)	1,333
Expenses:
Direct operating expenses	754	265	440	6	(659)	806	—	806
Overhead expenses	—	—	—	237	—	237	—	237

Operating expenses	754	265	440	243	(659)	1,043	—	1,043
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	76	76
Restructuring expenses	8	2	2	(2)	—	10	—	10

Total expenses	762	267	442	241	(659)	1,053	76	1,129

Income (loss) from continuing operations, before income tax expense (benefit)	526	(50)	881	230	—	1,587	(779)	808
Income tax expense (benefit)(3)	186	(18)	311	81	—	560	(296)	264

Net income (loss) from continuing operations	340	(32)	570	149	—	1,027	(483)	544
Loss from discontinued operations, net of taxes	—	—	—	(220)	—	(220)	—	(220)

Net income (loss)	$340	$(32)	$570	$(71)	$—	$807	$(483)	$324

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2009
			Net Impact of
	Net Impact of	Net Impact of	Goodwill and
	Securitization	Derivative	Acquired
(Dollars in millions)	Accounting	Accounting	Intangibles	Total

Net interest income (loss)	$(941)	$78	$—	$(863)
Less: provisions for loan losses	(445)	—	—	(445)

Net interest income (loss) after provisions for loan losses	(496)	78	—	(418)
Total other income (loss)	295	(580)	—	(285)
Goodwill and acquired intangible assets impairment and amortization	—	—	76	76

Total “Core Earnings” adjustments to GAAP	$(201)	$(502)	$(76)	(779)

Income tax benefit				(296)

Net loss				$(483)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2008
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$6,052	$2,752	$—	$—	$—	$8,804	$(1,893)	$6,911
Other loans	—	—	—	83	—	83	—	83
Cash and investments	156	79	26	95	(26)	330	(54)	276

Total interest income	6,208	2,831	26	178	(26)	9,217	(1,947)	7,270
Total interest expense	5,294	1,280	—	161	(26)	6,709	(804)	5,905

Net interest income (loss)	914	1,551	26	17	—	2,508	(1,143)	1,365
Less: provisions for loan losses	127	874	—	28	—	1,029	(309)	720

Net interest income (loss) after provisions for loan losses	787	677	26	(11)	—	1,479	(834)	645
Servicing revenue	77	65	897	1	(632)	408	—	408
Contingency revenue	—	—	330	—	—	330	—	330
Gains on debt repurchases	—	—	—	64	—	64	—	64
Other income	(42)	1	52	14	—	25	(355)	(330)

Total other income	35	66	1,279	79	(632)	827	(355)	472
Expenses:
Direct operating expenses	745	201	462	17	(632)	793	—	793
Overhead expenses	—	—	—	236	—	236	—	236

Operating expenses	745	201	462	253	(632)	1,029	—	1,029
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	50	50
Restructuring expenses	42	25	10	(5)	—	72	—	72

Total expenses	787	226	472	248	(632)	1,101	50	1,151

Income (loss) from continuing operations, before income tax expense (benefit)	35	517	833	(180)	—	1,205	(1,239)	(34)
Income tax expense (benefit)(3)	13	186	300	(65)	—	434	(470)	(36)

Net income (loss) from continuing operations	22	331	533	(115)	—	771	(769)	2
Loss from discontinued operations, net of taxes	—	—	—	(188)	—	(188)	(27)	(215)

Net income (loss)	$22	$331	$533	$(303)	$—	$583	$(796)	$(213)

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2008
			Net Impact of
	Net Impact of	Net Impact of	Goodwill and
	Securitization	Derivative	Acquired
(Dollars in millions)	Accounting	Accounting	Intangibles	Total

Net interest income (loss)	$(872)	$(271)	$—	$(1,143)
Less: provisions for loan losses	(309)	—	—	(309)

Net interest income (loss) after provisions for loan losses	(563)	(271)	—	(834)
Total other income (loss)	121	(476)	—	(355)
Goodwill and acquired intangible assets impairment and amortization	—	—	50	50

Loss from continuing operations, before income tax expense	(442)	(747)	(50)	(1,239)
Loss from discontinued operations, net of taxes	—	(4)	(23)	(27)

Total “Core Earnings” adjustments to GAAP	$(442)	$(751)	$(73)	(1,266)

Income tax benefit				(470)

Net loss				$(796)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income, and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

“Core Earnings”	$1,028	$807	$583
“Core Earnings” adjustments:
Net impact of derivative accounting	83	(502)	(751)
Net impact of goodwill and acquired intangibles	(699)	(76)	(73)
Net impact of securitization accounting	—	(201)	(442)

Total “Core Earnings” adjustments before income tax effect	(616)	(779)	(1,266)
Net income tax effect	118	296	470

Total “Core Earnings” adjustments	(498)	(483)	(796)

GAAP net income (loss)	$530	$324	$(213)

1) Derivative Accounting:  “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP. To a lesser extent, these periodic unrealized gains and losses are also a result of ineffectiveness recognized related to effective hedges. These unrealized gains and losses occur in our FFELP Loans, Consumer Lending and Other business segments. Under GAAP, for derivatives we generally use that are held to maturity, the cumulative net unrealized gain or loss at the time of maturity will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate and foreign currency risk management strategy. However, some of our derivatives, primarily Floor Income Contracts and certain basis swaps, do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses recorded in “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate and foreign currency exchange rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment.

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Under derivatives accounting treatment, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Therefore, for purposes of “Core Earnings”, we have removed the unrealized gains and losses related to these contracts and added back the amortization of the net premiums received on the Floor Income Contracts. The amortization of the net premiums received on the Floor Income Contracts for “Core Earnings” is reflected in student loan interest income. Under GAAP accounting, the premium received on the Floor Income Contracts is recorded as revenue in the “gains (losses) on derivatives and hedging activities, net” line item by the end of the contracts’ life.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps written on the FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting on our net income for the years ended December 31, 2010, 2009 and 2008 when compared with the accounting principles employed in all years prior to the adoption of ASC 815 related to accounting for derivative financial instruments.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(361)	$(604)	$(445)
Less: Realized (gains) losses on derivative and hedging activities, net(1)	815	322	(107)

Unrealized gains (losses) on derivative and hedging activities, net	454	(282)	(552)
Amortization of net premiums on Floor Income Contracts in net interest income	(317)	(197)	(191)
Other pre-change in derivatives accounting adjustments	(54)	(23)	(8)

Total net impact derivative accounting(2)	$83	$(502)	$(751)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

The accounting for derivative instruments requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our “Core Earnings” presentation, these gains and (losses) are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense. The table below summarizes the realized losses on derivative and hedging activities and the associated reclassification on a “Core Earnings” basis for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(888)	$(717)	$(488)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	69	412	563
Foreign exchange derivatives gains/(losses) reclassified to other income	—	(15)	11
Net realized gains (losses) on terminated derivative contracts reclassified to other income	4	(2)	21

Total reclassifications of realized (gains)losses on derivative and hedging activities	(815)	(322)	107
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	454	(282)	(552)

Gains (losses) on derivative and hedging activities, net	$(361)	$(604)	$(445)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

Floor Income Contracts	$156	$483	$(529)
Basis swaps	341	(413)	(239)
Foreign currency hedges	(83)	(255)	328
Other	40	(97)	(112)

Total unrealized gains (losses) on derivative and hedging activities, net	$454	$(282)	$(552)

2) Goodwill and Acquired Intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

“Core Earnings” goodwill and acquired intangibles adjustments:
Goodwill and intangible impairment of acquired intangibles from continuing operations	$(660)	$(36)	$(1)
Goodwill and intangible impairment of acquired intangibles from discontinued operations, net of tax	—	(1)	(20)
Amortization of acquired intangibles from continuing operations	(39)	(38)	(48)
Amortization of acquired intangibles from discontinued operations, net of tax	—	(1)	(4)

Total “Core Earnings” goodwill and acquired intangibles adjustments(1)	$(699)	$(76)	$(73)

(1)	Negative amounts are subtracted from “Core Earnings” to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

3) Securitization Accounting:  On January 1, 2010, we adopted the new consolidation accounting guidance which now consolidates our off-balance sheet securitization trusts. As a result, going forward, there will no longer be differences between our GAAP and “Core Earnings” presentation for securitization accounting. (See “Note 2 — Significant Accounting Policies” for further detail). Prior to the adoption of the new consolidation accounting guidance on January 1, 2010, certain securitization transactions in our FFELP Loans and Consumer Lending business segments were accounted for as sales of assets. Under “Core Earnings” for the FFELP Loans and Consumer Lending business segments, we presented all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “securitization servicing and Residual Interest revenue (loss)” presented in accordance with GAAP, were excluded from “Core Earnings” and were replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. This additional net interest margin included for “Core Earnings” contains any related fees or costs such as Consolidation Loan Rebate Fees, premium and discount amortization as well as any Repayment Borrower Benefit yield adjustments. We also excluded transactions with our off-balance sheet trusts from “Core Earnings” as they were considered intercompany transactions on a “Core Earnings” basis. While we believe that our “Core Earnings” presentation presents the economic substance of results from our loan portfolios, when compared to GAAP results, it understates earnings volatility from securitization gains, securitization servicing income and Residual Interest income.

The following table summarizes “Core Earnings” securitization adjustments for the FFELP Loans and Consumer Lending business segments for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
(Dollars in millions)	2009	2008

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(942)	$(872)
Provisions for loan losses	445	309

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(497)	(563)
Intercompany transactions with off-balance sheet trusts	1	(141)

Net interest income on securitized loans, after provisions for loan losses	(496)	(704)
Securitization servicing and Residual Interest revenue	295	262

Total “Core Earnings” securitization adjustments(1)	$(201)	$(442)

(1)	Negative amounts are subtracted from “Core Earnings” to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

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

Business Segments

As a result of the change in segment reporting that occurred in the fourth quarter 2010, past periods have been recast for comparison purposes. In connection with changing the reportable segments the following lists other significant changes we made related to the new segment presentation:

•	The operating expenses reported for each segment are directly attributable to the generation of revenues by that segment. We have included corporate overhead and certain information technology costs (together referred to as “Overhead”) in our Other segment rather than allocate those expenses by segment.

•	The creation of the FFELP Loans and Business Services segments has resulted in our accounting for the significant servicing revenue we earn on FFELP Loans we own in the Business Services segment. This bifurcates the FFELP interest income between the FFELP Loans and Business Services segment, with an intercompany servicing fee charge from the Business Services segment. The intercompany amounts are the contractual rates for encumbered loans within a financing facility or a similar market rate if the loan is not in a financing facility and accordingly exceed our costs.

•	In our GAAP-basis financial presentation we allocated existing goodwill to the new reporting units within the reportable segments based upon relative fair value. During the fourth quarter 2010, we also evaluated our goodwill for impairment using both the old reporting and new reporting unit framework and there was no impairment under either analysis.

•	Similar to prior periods, capital is assigned to each segment based on internally determined risk-adjusted weightings for the assets in each segment. These weightings have been updated and differ depending on the relative risk of each asset type and represent management’s view of the level of capital needed to support different assets. Unsecured debt is allocated based on the remaining funding needed for each segment after direct funding and the capital allocation has been considered.

As part of the change in the reportable segments in the fourth quarter of 2010, we also changed our calculation of “Core Earnings.” When our FFELP Loan portfolio was growing, management and our investors valued it based on recurring income streams. Given the uncertain and volatile nature of unhedged Floor Income, little future value was attributed to it by the financial markets; therefore, we excluded unhedged Floor Income from “Core Earnings.” Now that our FFELP Loan portfolio is amortizing down, management and investors are focused on the total amount of cash the FFELP Loan portfolio generates, including unhedged Floor Income. As a result, we now include unhedged Floor Income in “Core Earnings” and have recast past “Core Earnings” financial results to reflect this change.

The effect of including unhedged Floor Income, net of tax, on “Core Earnings” was an increase of $21 million, $210 million and $57 million for the years ending December 31, 2010, 2009 and 2008, respectively.

Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

“Core Earnings” interest income:
FFELP Loans	$2,766	$3,252	$6,052	(15)%	(46)%
Cash and investments	9	26	156	(65)	(83)

Total “Core Earnings” interest income	2,775	3,278	6,208	(15)	(47)
Total “Core Earnings” interest expense	1,407	2,238	5,294	(37)	(58)

Net “Core Earnings” interest income	1,368	1,040	914	32	14
Less: provisions for loan losses	98	119	127	(18)	(6)

Net “Core Earnings” interest income after provisions for loan losses	1,270	921	787	38	17
Servicing revenue	68	75	77	(9)	(3)
Other income (loss)	320	292	(42)	10	795

Total other income	388	367	35	6	949
Direct operating expenses:
Sales and origination	23	56	57	(59)	(2)
Servicing	679	691	662	(2)	4
Information technology	3	7	23	(57)	(70)
Other	31	—	3	100	(100)

Total direct operating expense	736	754	745	(2)	1
Restructuring expenses	54	8	42	575	(81)

Total expenses	790	762	787	4	(3)

Income from continuing operations, before income tax expense	868	526	35	65	1,403
Income tax expense	311	186	13	67	1,331

“Core Earnings”	$557	$340	$22	64%	1,445%

FFELP Loans “Core Earnings” Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with a reconciliation to the GAAP-basis FFELP Loans net interest margin.

	Years Ended December 31,
	2010	2009	2008

“Core Earnings” basis FFELP student loan yield	2.57%	2.68%	5.09%
Hedged Floor Income	.23	.14	.15
Unhedged Floor Income	.02	.22	.06
Consolidation Loan Rebate Fees	(.59)	(.59)	(.65)
Repayment Borrower Benefits	(.10)	(.11)	(.13)
Premium amortization	(.18)	(.17)	(.25)

“Core Earnings” basis FFELP student loan net yield	1.95	2.17	4.27
“Core Earnings” basis FFELP student loan cost of funds	(.93)	(1.44)	(3.59)

“Core Earnings” basis FFELP student loan spread	1.02	.73	.68
“Core Earnings” basis FFELP other asset spread impact	(.09)	(.06)	(.06)

“Core Earnings” basis FFELP Loans net interest margin(1)	.93%	.67%	.62%

“Core Earnings” basis FFELP Loans net interest margin(1)	.93%	.67%	.62%
Adjustment for GAAP accounting treatment	.33	(.08)	(.28)

GAAP-basis FFELP Loans net interest margin	1.26%	.59%	.34%

(1)	The average balances of our FFELP “Core Earnings” basis interest-earning assets for the respective periods are:

(Dollars in millions)

FFELP Loans	$142,043	$150,059	$141,647
Other interest-earning assets	5,562	5,126	5,501

Total FFELP “Core Earnings” basis interest-earning assets	$147,605	$155,185	$147,148

The “Core Earnings” basis FFELP Loans net interest margin for the year ended December 31, 2010 increased by 26 basis points from the prior year. This was primarily the result of a significant reduction in the cost of our ABCP Facility, a 24 basis point improvement in the CP/LIBOR Spread and a significantly higher margin on the loans within the ED’s Loan Participation Purchase Program (the “Participation Program”) facility compared to the prior year.

As of December 31, 2010, our FFELP Loan portfolio totaled approximately $149 billion, comprised of $56 billion of FFELP Stafford and $93 billion of FFELP Consolidation Loans. The weighted average life of these portfolios is 4.9 years and 9.4 years, respectively, assuming a CPR of 6 percent and 3 percent, respectively.

On December 31, 2010, we closed on our agreement to purchase an interest in $26.1 billion of securitized federal student loans and related assets from the Student Loan Corporation (“SLC”), a subsidiary of Citibank, N.A. The purchase price was approximately $1.1 billion. The assets purchased include the residual interest in 13 of SLC’s 14 FFELP loan securitizations and its interest in SLC Funding Note Issuer related to the U.S. Department of Education’s Straight-A Funding asset-backed commercial paper conduit. We will also service these assets and administer the securitization trusts. However, SLC will subservice these trusts on our behalf in 2011 until we transition these functions to our own servicing platform during the latter part of 2011. Because we have determined that we are the primary beneficiary of these trusts we have consolidated these trusts onto our balance sheet. In addition, we contracted the right to service approximately $0.8 billion of additional FFELP securitized assets from SLC. (We did not consolidate this underlying trust because we are not the primary beneficiary of this trust.) The purchase was funded by a 5-year term loan provided by Citibank in an amount equal to the purchase price. See “Note 3 — Student Loans” and “Note 7 — Borrowings” for additional details regarding assets and terms of funding.

Floor Income — “Core Earnings” Basis

The following table analyzes the ability of the FFELP Loans in our “Core Earnings” portfolio to earn Floor Income after December 31, 2010 and 2009, based on interest rates as of those dates.

	December 31, 2010			December 31, 2009
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
GAAP-basis student loans	$123.6	$21.9	$145.5	$103.3	$14.9	$118.2
Off-balance sheet student loans	—	—	—	14.3	5.4	19.7

“Core Earnings” basis student loans eligible to earn Floor Income	123.6	21.9	145.5	117.6	20.3	137.9
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(65.2)	(2.3)	(67.5)	(64.9)	(1.2)	(66.1)
Less: economically hedged Floor Income Contracts	(39.2)	—	(39.2)	(39.6)	—	(39.6)

Net “Core Earnings” basis student loans eligible to earn Floor Income	$19.2	$19.6	$38.8	$13.1	$19.1	$32.2

Net “Core Earnings” basis student loans earning Floor Income as of December 31,	$18.0	$1.2	$19.2	$13.1	$3.0	$16.1

We have sold Floor Income contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average “Core Earnings” basis balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period January 1, 2011 to March 31, 2014. The hedges related to these loans do not qualify as effective hedges.

	Years Ended December 31,
(Dollars in billions)	2011	2012	2013	2014

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$28.8	$20.6	$5.6	$.2

FFELP Provisions for Loan Losses and Loan Charge-Offs

The following tables summarize the total FFELP provisions for loan losses and FFELP Loan charge-offs on both a GAAP-basis and a “Core Earnings” basis for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

FFELP provisions for loan losses:
Total GAAP-basis	$98	$106	$106
Total “Core Earnings” basis	98	119	127
FFELP loan charge-offs:
Total GAAP-basis	$87	$79	$58
Total “Core Earnings” basis	87	94	79

Servicing Revenue and Other Income — FFELP Loans Segment

The following table summarizes the components of “Core Earnings” other income for our FFELP Loans segment for the years ended December 31, 2010, 2009, and 2008.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

Servicing revenue	$68	$75	$77
Gains (losses) on sales of loans and securities, net	325	284	(51)
Other	(5)	8	9

Total other income, net	$388	$367	$35

Servicing revenue for our FFELP Loans segment primarily consists of borrower late fees.

The gains on sales of loans and securities in the years ended December 31, 2010 and 2009, related primarily to the sale of $20.4 billion and $18.5 billion loans, respectively, of FFELP Loans to ED as part of the ED Purchase Program. The loss in 2008 primarily relates to the sale of approximately $1.0 billion of FFELP Loans to the ED under ECASLA, which resulted in a $53 million loss.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we are paid to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility, the fees we pay for third party loan servicing and costs incurred to acquire loans. For the years ended December 31, 2010, 2009 and 2008, operating expenses for our FFELP Loans segment totaled $736 million, $754 million and $745 million, respectively. The intercompany revenue charged from the Business Services segment and included in those amounts was $648 million, $659 million and $632 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts exceed the actual cost of servicing the loans.

2010 versus 2009

Operating expenses decreased $18 million from the prior year, primarily due to the effect of our cost cutting initiative in connection with the passage of HCERA. This was partially offset by a one-time fee paid to acquire the SLC portfolio, an increase in legal contingency expenses and costs related to closing and selling two loan originations centers in 2010. Operating expenses, excluding restructuring-related asset impairments, were 51 basis points and 50 basis points of average “Core Earnings” basis FFELP Loans in the years ended December 31, 2010 and 2009, respectively.

2009 versus 2008

Operating expenses for the year ended December 31, 2009, increased $9 million from the prior year primarily due to an increase in our servicing expense as a result of an $8 billion increase in the average balance of our FFELP Loan portfolio.

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

“Core Earnings” interest income:
Private Education Loans	$2,353	$2,254	$2,752	4%	(18)%
Cash and investments	14	13	79	8	(84)

Total “Core Earnings” interest income	2,367	2,267	2,831	4	(20)
Total “Core Earnings” interest expense	758	721	1,280	5	(44)

Net “Core Earnings” interest income	1,609	1,546	1,551	4	—
Less: provisions for loan losses	1,298	1,399	874	(7)	60

Net “Core Earnings” interest income after provisions for loan losses	311	147	677	112	(78)
Servicing revenue	72	70	65	3	8
Other income	—	—	1	—	(100)
Direct operating expenses:
Sales and origination	125	81	67	54	21
Servicing	60	47	36	28	31
Collections	94	90	67	4	34
Information technology	68	52	23	31	126
Other	3	(5)	8	160	(163)

Total direct operating expenses	350	265	201	32	32
Restructuring expenses	12	2	25	500	(92)

Total expenses	362	267	226	36	18

Income (loss) before income tax expense (benefit)	21	(50)	517	142	(110)
Income tax expense (benefit)	8	(18)	186	144	(110)

“Core Earnings” (loss)	$13	$(32)	$331	(141)%	(110)%

Consumer Lending “Core Earnings” Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with a reconciliation to the GAAP-basis Consumer Lending net interest margin before provisions for loan losses.

	Years Ended December 31,
	2010	2009	2008

“Core Earnings” basis Private Education Student Loan yield	6.15%	5.99%	8.16%
Discount amortization	.29	.26	.28

“Core Earnings” basis Private Education Loan net yield	6.44	6.25	8.44
“Core Earnings” basis Private Education Loan cost of funds	(1.79)	(1.78)	(3.52)

“Core Earnings” basis Private Education Loan spread	4.65	4.47	4.92
“Core Earnings” basis other asset spread impact	(.80)	(.62)	(.54)

“Core Earnings” basis Consumer Lending net interest margin(1)	3.85%	3.85%	4.38%

“Core Earnings” basis Consumer Lending net interest margin(1)	3.85%	3.85%	4.38%
Adjustment for GAAP accounting treatment	.02	(.16)	(.02)

GAAP-basis Consumer Lending net interest margin(1)	3.87%	3.69%	4.36%

(1)	The average balances of our Consumer Lending “Core Earnings” basis interest-earning assets for the respective periods are:

(Dollars in millions)

Private Education Loans	$36,534	$36,046	$32,597
Other interest-earning assets	5,204	4,072	2,806

Total Consumer Lending “Core Earnings” basis interest-earning assets	$41,738	$40,118	$35,403

The Consumer Lending net interest margin for the year ended December 31, 2010 remained unchanged from the prior year. The decrease in the net interest margin from 2008 to 2009 was primarily a result of a higher costs of funds due to the extreme turmoil in the capital markets.

Private Education Loans Provisions for Loan Losses and Loan Charge-Offs

The following tables summarize the total Private Education Loans provisions for loan losses and charge-offs on both a GAAP-basis and a “Core Earnings” basis for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

Private Education Loans provision for loan losses:
Total GAAP-basis	$1,298	$967	$586
Total “Core Earnings” basis	1,298	1,399	874
Private Education Loans charge-offs:
Total GAAP-basis	$1,291	$876	$320
Total “Core Earnings” basis	1,291	1,299	473

The 2010 “Core Earnings” basis provision expense and charge-offs are down from 2009 as the portfolio’s credit performance continued to improve since the weakening in the U.S. economy that began in 2008. The Private Education Loan portfolio experienced a significant increase in delinquencies through the first quarter of 2009 (delinquencies as a percentage of loans in repayment were 13.4 percent at March 31, 2009); however, delinquencies as a percentage of loans in repayment have now declined to 10.6 percent at December 31, 2010. “Core Earnings” basis Private Education Loan delinquencies as a percentage of loans in repayment decreased from 12.1 percent to 10.6 percent from December 31, 2009 to December 31, 2010. “Core Earnings” Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 5.5 percent at December 31, 2009 to 4.6 percent at December 31, 2010. The “Core Earnings” basis Private

Education Loan allowance coverage of annual charge-offs ratio was 1.6 at December 31, 2010 compared with 1.5 at December 31, 2009. The allowance for loan losses as a percentage of ending Private Education Loans in repayment decreased from 8.1 percent at December 31, 2009 to 7.3 percent at December 31, 2010. We analyzed changes in the key ratios disclosed in the tables above when determining the appropriate Private Education Loan allowance for loan losses.

Servicing Revenue and Other Income — Consumer Lending Segment

Servicing revenue for our Consumer Lending segment primarily includes late fees and forbearance fees. For the years ended December 31, 2010, 2009 and 2008, servicing revenue for our Consumer Lending segment totaled $72 million, $70 million and $65 million, respectively.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our “Core Earnings” basis Private Education Loan portfolio. For the years ended December 31, 2010, 2009 and 2008, operating expenses for our Consumer Lending segment totaled $350 million, $265 million and $201 million, respectively.

2010 versus 2009

Operating expenses increased $85 million from 2009, primarily as the result of a non-recurring $11 million benefit in 2009 related to reversing a contingency reserve, an increase in collection and servicing costs from a higher number of loans in repayment and delinquency status and higher marketing and technology enhancement costs related to Private Education Loans in 2010. Operating expenses, excluding restructuring-related asset impairments, were 96 basis points and 74 basis points, respectively, of average “Core Earnings” basis Private Education Loans in the years ended December 31, 2010 and 2009.

2009 versus 2008

Operating expenses increased $64 million from 2008, primarily as a result of an increase in collection and servicing costs from a higher number of loans in repayment and delinquency status and higher marketing and technology enhancement costs related to Private Education Loans in 2009. Operating expenses, excluding restructuring-related asset impairments, were 74 basis points and 61 basis points, respectively, of average “Core Earnings” basis Private Education Loans in the years ended December 31, 2009 and 2008.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net interest income after provision	$17	$20	$26	(15)%	(23)%
Servicing revenue:
Intercompany loan servicing	648	659	632	(2)	4
Third-party loan servicing	77	53	26	45	104
Account asset servicing	68	62	61	10	2
Campus Payment Solutions	26	28	26	(7)	8
Guarantor servicing	93	152	152	(39)	—

Total servicing revenue	912	954	897	(4)	6
Contingency revenue	330	294	330	12	(11)
Transaction fees	48	50	48	(4)	4
Other	3	5	4	(40)	25

Total other income	1,293	1,303	1,279	(1)	2
Direct operating expenses:
Sales and originations	22	36	47	(39)	(23)
Servicing	191	162	158	18	3
Collections	183	157	197	17	(20)
Information technology	81	85	60	(5)	42
Other	23	—	—	100	—

Total direct operating expenses	500	440	462	14	(5)
Restructuring expenses	7	2	10	250	(80)

Total expenses	507	442	472	15	(6)

Income from continuing operations, before income tax expense	803	881	833	(9)	6
Income tax expense	288	311	300	(7)	4

“Core Earnings”	$515	$570	$533	(10)%	7%

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $127 billion, $135 billion and $125 billion for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease from 2009 to 2010 is primarily the result of the amortization of the underlying portfolio as well as the $20.4 billion of FFELP Loans sold to ED in October 2010.

We are servicing approximately 3.3 million accounts under the ED Servicing Contract as of December 31, 2010. The increase in third-party loan servicing revenue in 2010 is the result of the increase in the loans we are servicing under the ED Servicing Contract. Loan servicing fees in 2010 and 2009 included $44 million and $9 million, respectively, of servicing revenue related to the loans we are servicing under the ED Servicing Contract.

Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services and administration services for our various 529 college-savings plans.

Campus Payment Solutions revenue is earned from our Campus Payment Solutions business whose services include comprehensive financing and transaction processing solutions that we provide to college financial aid offices and students to streamline the financial aid process.

The decrease in Guarantor servicing revenue compared with the year-ago period was primarily due to HCERA being effective as of July 1, 2010, our no longer earning Guarantor issuance fees and the lower balance of outstanding FFELP Loans on which we earn other fees.

In 2010, contingency revenue increased $36 million from 2009 due to an increase in collections on defaulted FFELP Loans. Contingency revenue decreased in 2009 from 2008 as the result of significantly less Guarantor collections revenue associated with rehabilitating delinquent FFELP Loans. Loans are considered rehabilitated after a certain number of on-time payments have been collected. We earn a rehabilitation fee only when the Guarantor sells the rehabilitated loan. The disruption in the credit markets limited the sale of rehabilitated loans.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others.

	As of December 31,
(Dollars in millions)	2010	2009	2008

Contingency:
Student loans	$10,362	$8,762	$9,852
Other	1,730	1,262	1,726

Total	$12,092	$10,024	$11,578

Transaction fees are earned in conjunction with our rewards program from participating companies based on member purchase activity, either online or in stores, depending on the contractual arrangement with the participating company. Typically, a percentage of the purchase price of the consumer members’ eligible purchases with participating companies is set aside in an account maintained by us on behalf of our members.

Revenues related to services performed on FFELP Loans accounted for 78 percent, 79 percent and 79 percent, respectively, of total segment revenues for the years ended December 31, 2010, 2009 and 2008.

Operating Expenses — Business Services Segment

For the years ended December 31, 2010, 2009 and 2008, operating expenses for the Business Services segment totaled $500 million, $440 million and $462 million, respectively.

2010 versus 2009

Operating expenses increased $60 million from 2009 to 2010 primarily due to higher technology and other expenses related to preparation for higher volumes for the ED Servicing Contract as well as an increase in legal contingency expenses.

2009 versus 2008

Operating expenses decreased $22 million in 2009 compared with 2008 primarily due to our cost reduction initiatives.

Other Segment

The Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment. These are the Purchased Paper businesses and mortgage and other loan businesses. The Other segment includes our remaining businesses that do not pertain directly to the primary segments identified above. Overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock option expense and certain information technology costs related to infrastructure and operations.

The following table includes “Core Earnings” results for our Other segment.

	Years Ended
	December 31,			% Increase (Decrease)
(Dollars in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net interest loss after provision	$(35)	$(66)	$(11)	(47)%	500%
Gains on debt repurchases	317	536	64	(41)	738
Other	14	1	15	1,300	(93)

Total income	331	537	79	(38)	580
Direct operating expenses:
Servicing	9	6	17	50	(65)
Other	3	—	—	100	—

Total direct operating expenses	12	6	17	100	(65)
Overhead expenses:
Corporate overhead	128	138	150	(7)	(8)
Unallocated information technology costs	130	99	86	31	15

Total overhead expenses	258	237	236	9	—

Total operating expenses	270	243	253	11	(4)
Restructuring expenses	12	(2)	(5)	700	60

Total expenses	282	241	248	17	(3)

Income (loss) from continuing operations, before income tax expense (benefit)	14	230	(180)	(94)	228
Income tax expense (benefit)	4	81	(65)	(95)	225

Net income (loss) from continuing operations	10	149	(115)	(93)	230
Loss from discontinued operations, net of tax	(67)	(220)	(188)	(70)	17

“Core Earnings” net loss	$(57)	$(71)	$(303)	(20)%	(77)%

Purchased Paper Business

In 2008, we concluded that our Purchased Paper businesses were no longer a strategic fit. The businesses are presented in discontinued operations for the current and prior periods. In the fourth quarter of 2009, we sold our Purchased Paper — Mortgage/Properties business for $280 million, which resulted in an after-tax loss of $95 million. In the fourth quarter of 2010 we began actively marketing our Purchased Paper — Non Mortgage business for sale. We have concluded it is probable this business will be sold within one year and, as a result, the results of operations of this business were presented in discontinued operations beginning in the fourth quarter of 2010. In connection with this classification, we are required to carry this business at the lower of fair value or historical cost basis. This resulted in us recording an after-tax loss of $52 million from discontinued operations in the fourth quarter of 2010, primarily due to adjusting the value of this business to its estimated fair value.

The following table summarizes the carrying value of the Purchased Paper — Non-Mortgage portfolio:

	December 31,	December 31,	December 31,
(Dollars in millions)	2010	2009	2008

Carrying value of purchased paper	$95	$285	$544

Gains on Debt Repurchases

We began repurchasing our outstanding debt in the second quarter of 2008. We repurchased $4.9 billion, $3.4 billion and $1.9 billion face amount of our senior unsecured notes for the years ended December 31, 2010, 2009 and 2008, respectively. Since the second quarter of 2008, we repurchased $10.2 billion face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016.

Mortgage and Other Loans

Also included in this segment are our mortgage and other loan portfolios, which totaled $271 million at December 31, 2010. We are no longer originating mortgage and other loans.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock option expense. Information technology costs are related to infrastructure and operations.

For the years ended December 31, 2010, 2009 and 2008, operating expenses for the Other segment totaled $270 million, $243 million and $253 million, respectively.

2010 versus 2009

Operating expenses increased $27 million from 2009 to 2010. This increase in corporate overhead was primarily attributable to increased technology costs associated with disaster recovery modernization, enterprise architecture and information security upgrades.

Financial Condition

This section provides additional information regarding the changes related to our loan portfolio assets and related liabilities as well as credit performance indicators related to our loan portfolio. Many of these disclosures will show both GAAP-basis as well as “Core Earnings” basis disclosures. Because certain trusts were not consolidated prior to the adoption of the new consolidation accounting guidance on January 1, 2010, these trusts were treated as off-balance sheet for GAAP purposes but we considered them on-balance sheet for “Core Earnings” purposes. Subsequent to the adoption of the new consolidation accounting guidance on January 1, 2010, this difference no longer exists because all of our trusts are treated as on-balance sheet for GAAP purposes. Below and elsewhere in the document, “Core Earnings” basis disclosures include all historically (pre-January 1, 2010) off-balance sheet trusts as though they were on-balance sheet. We believe that providing “Core Earnings” basis disclosures is meaningful because when we evaluate the performance and risk characteristics of the Company we have always considered the effect of any off-balance sheet trusts as though they were on-balance sheet.

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the years ended December 31, 2010, 2009 and 2008. This table reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2010		2009		2008
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Loans	$142,043	2.36%	$128,538	2.41%	$117,382	4.41%
Private Education Loans	36,534	6.44	23,154	6.83	19,276	9.01
Other loans	323	9.20	561	9.98	955	8.66
Cash and investments	12,729	.20	11,046	.24	9,279	2.98

Total interest-earning assets	191,629	3.00%	163,299	2.91%	146,892	4.95%

Non-interest-earning assets	5,931		8,693		9,999

Total assets	$197,560		$171,992		$156,891

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$38,634	.86%	$44,485	1.84%	$36,059	4.73%
Long-term borrowings	150,768	1.29	118,699	1.87	111,625	3.76

Total interest-bearing liabilities	189,402	1.20%	163,184	1.86%	147,684	4.00%

Non-interest-bearing liabilities	3,280		3,719		3,797
Stockholders’ equity	4,878		5,089		5,410

Total liabilities and stockholders’ equity	$197,560		$171,992		$156,891

Net interest margin		1.82%		1.05%		.93%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To(1)
(Dollars in millions)	(Decrease)	Rate	Volume

2010 vs. 2009
Interest income	$996	$149	$847
Interest expense	(760)	(1,194)	434

Net interest income	$1,756	$1,416	$340

2009 vs. 2008
Interest income	$(2,512)	$(3,252)	$740
Interest expense	(2,870)	(3,435)	565

Net interest income	$358	$197	$161

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our “Core Earnings” Basis Student Loan Portfolio

The following tables summarize the components of our “Core Earnings” basis student loan portfolios and show the changing composition of each portfolio.

Ending “Core Earnings” Basis Student Loan Balances, net

	December 31, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
(Dollars in millions)	Other	Loans	FFELP	Loans	Total

GAAP-basis and “Core Earnings” basis portfolio(1):
In-school	$6,333	$—	$6,333	$3,752	$10,085
Grace and repayment	49,068	91,537	140,605	33,780	174,385

Total, gross	55,401	91,537	146,938	37,532	184,470
Unamortized premium/(discount)	971	929	1,900	(894)	1,006
Receivable for partially charged-off loans	—	—	—	1,039	1,039
Allowance for losses	(120)	(69)	(189)	(2,021)	(2,210)

Total GAAP-basis and “Core Earnings” basis portfolio	$56,252	$92,397	$148,649	$35,656	$184,305

% of GAAP-basis and “Core Earnings” basis FFELP	38%	62%	100%
% of total	31%	50%	81%	19%	100%

(1)	Upon the adoption of the new consolidation accounting on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

	December 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
(Dollars in millions)	Other	Loans	FFELP	Loans	Total

GAAP-basis:
In-school	$15,250	$—	$15,250	$6,058	$21,308
Grace and repayment	36,543	67,235	103,778	18,198	121,976

Total GAAP-basis, gross	51,793	67,235	119,028	24,256	143,284
GAAP-basis unamortized premium/(discount)	986	1,201	2,187	(559)	1,628
GAAP-basis receivable for partially charged-off loans	—	—	—	499	499
GAAP-basis allowance for losses	(104)	(57)	(161)	(1,443)	(1,604)

Total GAAP-basis, net	52,675	68,379	121,054	22,753	143,807

Off-balance sheet:
In-school	232	—	232	773	1,005
Grace and repayment	5,143	14,369	19,512	12,213	31,725

Total off-balance sheet, gross	5,375	14,369	19,744	12,986	32,730
Off-balance sheet unamortized premium/(discount)	139	438	577	(349)	228
Off-balance sheet receivable for partially charged-off loans	—	—	—	229	229
Off-balance sheet allowance for losses	(15)	(10)	(25)	(524)	(549)

Total off-balance sheet, net	5,499	14,797	20,296	12,342	32,638

Total “Core Earnings” basis	$58,174	$83,176	$141,350	$35,095	$176,445

% of GAAP-basis FFELP	44%	56%	100%
% of “Core Earnings” basis FFELP	41%	59%	100%
% of total	33%	47%	80%	20%	100%

Average “Core Earnings” Basis Student Loan Balances (net of unamortized premium/discount)

The following tables summarize the components of our “Core Earnings” basis student loan portfolios and show the changing composition of each portfolio.

	Year Ended December 31, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
(Dollars in millions)	Other	Loans	Total FFELP	Loans	Total

Total GAAP-basis and “Core Earnings” basis(1)	$61,034	$81,009	$142,043	$36,534	$178,577
% of GAAP-basis and “Core Earnings” basis FFELP	43%	57%	100%
% of total	34%	46%	80%	20%	100%

	Year Ended December 31, 2009
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
(Dollars in millions)	Other	Loans	Total FFELP	Loans	Total

GAAP-basis	$58,492	$70,046	$128,538	$23,154	$151,692
Off-balance sheet	6,365	15,156	21,521	12,892	34,413

Total “Core Earnings” basis	$64,857	$85,202	$150,059	$36,046	$186,105

% of GAAP-basis FFELP	46%	54%	100%
% of “Core Earnings” basis FFELP	43%	57%	100%
% of total	35%	46%	81%	19%	100%

	Year Ended December 31, 2008
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
(Dollars in millions)	Other	Loans	Total FFELP	Loans	Total

GAAP-basis	$44,291	$73,091	$117,382	$19,276	$136,658
Off-balance sheet	8,299	15,966	24,265	13,321	37,586

Total “Core Earnings” basis	$52,590	$89,057	$141,647	$32,597	$174,244

% of GAAP-basis FFELP	38%	62%	100%
% of “Core Earnings” basis FFELP	37%	63%	100%
% of total	30%	51%	81%	19%	100%

(1)	Upon the adoption of the new consolidation accounting guidance, we consolidated all of our off-balance sheet securitization trusts.

Student Loan Activity

The following tables summarize the activity in our student loan portfolios and show the changing composition of each portfolio.

	GAAP-Basis
	Year Ended December 31, 2010
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
(Dollars in millions)	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,675	$68,379	$121,054	$22,753	$143,807
Consolidations to third parties	(2,092)	(793)	(2,885)	(46)	(2,931)
Acquisitions and originations(1)	15,672	1,434	17,106	3,896	21,002
SLC acquisition	11,237	13,652	24,889	—	24,889

Net acquisitions and originations	24,817	14,293	39,110	3,850	42,960

Securitization-related(2)	5,500	14,797	20,297	12,341	32,638
Sales	(21,054)	(71)	(21,125)	—	(21,125)
Repayments/defaults/resales/other	(5,686)	(5,001)	(10,687)	(3,288)	(13,975)

Ending balance	$56,252	$92,397	$148,649	$35,656	$184,305

Off-Balance Sheet
Year Ended December 31, 2010
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$5,500	$14,797	$20,297	$12,341	$32,638
Consolidations to third parties	—	—	—	—	—
Acquisitions and originations(1)	—	—	—	—	—

Net acquisitions and originations	—	—	—	—	—

Securitization-related(2)	(5,500)	(14,797)	(20,297)	(12,341)	(32,638)
Sales	—	—	—	—	—
Repayments/defaults/resales/other	—	—	—	—	—

Ending balance	$—	$—	$—	$—	$—

	GAAP-Basis/‘‘Core Earnings” basis Portfolio
	Year Ended December 31, 2010
	FFELP	FFELP		Total Private	Total “Core
	Stafford and	Consolidation	Total	Education	Earnings” Basis
	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$58,175	$83,176	$141,351	$35,094	$176,445
Consolidations to third parties	(2,092)	(793)	(2,885)	(46)	(2,931)
Acquisitions and originations(1)	15,672	1,434	17,106	3,896	21,002
SLC acquisition	11,237	13,652	24,889	—	24,889

Net acquisitions and originations	24,817	14,293	39,110	3,850	42,960

Securitization-related(2)	—	—	—	—	—
Sales	(21,054)	(71)	(21,125)	—	(21,125)
Repayments/defaults/resales/other	(5,686)	(5,001)	(10,687)	(3,288)	(13,975)

Ending balance	$56,252	$92,397	$148,649	$35,656	$184,305

(1)	Includes accrued interest receivable capitalized to principal during the period.

(2)	Represents loans within securitization trusts that we are required to consolidate under GAAP upon the adoption of the new consolidation accounting guidance on January 1, 2010.

	GAAP-Basis
	Year Ended December 31, 2009
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
(Dollars in millions)	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$52,476	$71,744	$124,220	$20,582	$144,802
Consolidations to third parties	(1,113)	(518)	(1,631)	(8)	(1,639)
Acquisitions and originations(1)	25,677	1,150	26,827	4,343	31,170

Net acquisitions and originations	24,564	632	25,196	4,335	29,531

Securitization-related(2)	645	—	645	—	645
Sales	(19,300)	—	(19,300)	—	(19,300)
Repayments/defaults/resales/other	(5,710)	(3,997)	(9,707)	(2,164)	(11,871)

Ending balance	$52,675	$68,379	$121,054	$22,753	$143,807

	Off-Balance Sheet
	Year Ended December 31, 2009
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$7,143	$15,531	$22,674	$12,917	$35,591
Consolidations to third parties	(413)	(138)	(551)	(18)	(569)
Acquisitions and originations(1)	135	208	343	498	841

Net acquisitions and originations	(278)	70	(208)	480	272

Securitization-related(2)	(645)	—	(645)	—	(645)
Repayments/defaults/resales/other	(720)	(804)	(1,524)	(1,056)	(2,580)

Ending balance	$5,500	$14,797	$20,297	$12,341	$32,638

	“Core Earnings” Basis Portfolio
	Year Ended December 31, 2009
	FFELP	FFELP		Total Private	Total “Core
	Stafford and	Consolidation	Total	Education	Earnings” Basis
	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$59,619	$87,275	$146,894	$33,499	$180,393
Consolidations to third parties	(1,526)	(656)	(2,182)	(26)	(2,208)
Acquisitions and originations(1)	25,812	1,358	27,170	4,841	32,011

Net acquisitions and originations	24,286	702	24,988	4,815	29,803

Securitization-related(2)	—	—	—	—	—
Sales	(19,300)	—	(19,300)	—	(19,300)
Repayments/defaults/resales/other	(6,430)	(4,801)	(11,231)	(3,220)	(14,451)

Ending balance	$58,175	$83,176	$141,351	$35,094	$176,445

(1)	Includes accrued interest receivable capitalized to principal during the period.

(2)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

	GAAP-Basis
	Year Ended December 31, 2008
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
(Dollars in millions)	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$35,726	$73,609	$109,335	$14,818	$124,153
Net consolidations:
Incremental consolidations from third parties	—	462	462	149	611
Consolidations to third parties	(703)	(392)	(1,095)	(41)	(1,136)

Net consolidations to third parties	(703)	70	(633)	108	(525)
Acquisitions and originations(1)	21,889	1,358	23,247	7,357	30,604

Net acquisitions and originations	21,186	1,428	22,614	7,465	30,079

Internal consolidations(2)	(409)	529	120	228	348
Sales	(522)	(26)	(548)	—	(548)
Repayments/defaults/other	(3,505)	(3,796)	(7,301)	(1,929)	(9,230)

Ending balance	$52,476	$71,744	$124,220	$20,582	$144,802

	Off-Balance Sheet
	Year Ended December 31, 2008
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$9,472	$16,441	$25,913	$13,510	$39,423
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(311)	(83)	(394)	(57)	(451)

Net consolidations to third parties	(311)	(83)	(394)	(57)	(451)
Acquisitions and originations(1)	246	211	457	742	1,199

Net acquisitions and originations	(65)	128	63	685	748

Internal consolidations(2)	(84)	(36)	(120)	(228)	(348)
Sales	—	—	—	—	—
Repayments/defaults/other	(2,180)	(1,002)	(3,182)	(1,050)	(4,232)

Ending balance	$7,143	$15,531	$22,674	$12,917	$35,591

	‘‘Core Earnings” Basis Portfolio
	Year Ended December 31, 2008
	FFELP	FFELP		Total Private	Total “Core
	Stafford and	Consolidation	Total	Education	Earnings” Basis
	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$45,198	$90,050	$135,248	$28,328	$163,576
Net consolidations:
Incremental consolidations from third parties	—	462	462	149	611
Consolidations to third parties	(1,014)	(475)	(1,489)	(98)	(1,587)

Net consolidations to third parties	(1,014)	(13)	(1,027)	51	(976)
Acquisitions and originations(1)	22,135	1,569	23,704	8,099	31,803

Net acquisitions and originations	21,121	1,556	22,677	8,150	30,827

Internal consolidations(2)	(493)	493	—	—	—
Sales	(522)	(26)	(548)	—	(548)
Repayments/defaults/other	(5,685)	(4,798)	(10,483)	(2,979)	(13,462)

Ending balance	$59,619	$87,275	$146,894	$33,499	$180,393

(1)	Includes accrued interest receivable capitalized to principal during the period.

(2)	Represents borrowers consolidating their loans into a new Consolidation Loan. Loans in our off-balance sheet securitization trusts that are consolidated are bought out of the trusts and included in GAAP-basis.

FFELP Loan Acquisitions

The following table summarizes the components of our FFELP Loan acquisition activity for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31
(Dollars in millions)	2010	2009	2008

Internal lending brands and Lender Partners	$12,282	$22,375	$19,894
Acquisition from SLC	24,889	—	—
Spot purchases	2,516	1,870	907
Consolidations from third parties	—	—	462
Consolidations and clean-up calls of off-balance sheet securitized loans	—	3,376	986
Capitalized interest, premiums and discounts	2,309	2,583	2,446

Total GAAP-basis FFELP Loan acquisitions	41,996	30,204	24,695
Consolidations and clean-up calls of off-balance sheet securitized loans	—	(3,376)	(986)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	—	342	457

Total “Core Earnings” basis FFELP Loan acquisitions	$41,996	$27,170	$24,166

FFELP Loan Originations

Total FFELP Loan originations declined 46 percent from 2009 to $11.7 million in the year ended December 31, 2010. This decline was a result of the discontinuation of the FFELP.

The following table summarizes our FFELP Loan originations.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

Total FFELP Loan originations	$11,720	$21,746	$17,907

Private Education Loan Acquisitions

The following table summarizes the components of our Private Education Loan acquisition activity for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31
(Dollars in millions)	2010	2009	2008

Internal lending brands and Lender Partners	$2,510	$3,394	$6,437
Consolidations from third parties	—	—	149
Consolidations and clean-up calls of off-balance sheet securitized loans	—	797	280
Capitalized interest, premiums and discounts	1,386	949	921

Total GAAP-basis Private Education Loan acquisitions	3,896	5,140	7,787
Consolidations and clean-up calls of off-balance sheet securitized loans	—	(797)	(280)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	—	498	741

Total “Core Earnings” basis Private Education Loan acquisitions	$3,896	$4,841	$8,248

Private Education Loan Originations

Total Private Education Loan originations declined 27 percent from 2009 to $2.3 billion in the year ended December 31, 2010. We believe this decline was a result of a variety of factors, including an overall increase in the use of federal financial aid and consumer deleveraging.

The following table summarizes our Private Education Loan originations.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

Total Private Education Loan Originations	$2,307	$3,176	$6,336

FFELP Loan Portfolio Performance

FFELP Delinquencies and Forbearance

The tables below present our FFELP Loan delinquency trends as of December 31, 2010, 2009 and 2008. Delinquencies have the potential to adversely impact earnings as they are an indication of the borrower’s potential to possibly default and as a result require a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	GAAP-Basis FFELP
	Loan Delinquencies
	December 31,
	2010		2009		2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$28,214		$35,079		$39,270
Loans in forbearance(2)	22,028		14,121		12,483
Loans in repayment and percentage of each status:
Loans current	80,026	82.8%	57,528	82.4%	58,811	83.8%
Loans delinquent 31-60 days(3)	5,500	5.7	4,250	6.1	4,044	5.8
Loans delinquent 61-90 days(3)	3,178	3.3	2,205	3.1	2,064	2.9
Loans delinquent greater than 90 days(3)	7,992	8.2	5,844	8.4	5,255	7.5

Total FFELP Loans in repayment	96,696	100%	69,827	100%	70,174	100%

Total FFELP Loans, gross	146,938		119,027		121,927
FFELP Loan unamortized premium	1,900		2,187		2,431

Total FFELP Loans	148,838		121,214		124,358
FFELP Loan allowance for losses	(189)		(161)		(138)

FFELP Loans, net	$148,649		$121,053		$124,220

Percentage of FFELP Loans in repayment		65.8%		58.7%		57.6%

Delinquencies as a percentage of FFELP Loans in repayment		17.2%		17.6%		16.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		18.6%		16.8%		15.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies(4)
	December 31,
	2009		2008
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,312		$4,115
Loans in forbearance(2)	2,726		2,821
Loans in repayment and percentage of each status:
Loans current	11,304	82.5%	12,441	81.9%
Loans delinquent 31-60 days(3)	804	5.9	881	5.8
Loans delinquent 61-90 days(3)	439	3.2	484	3.2
Loans delinquent greater than 90 days(3)	1,160	8.4	1,392	9.1

Total FFELP Loans in repayment	13,707	100%	15,198	100%

Total FFELP Loans, gross	19,745		22,134
FFELP Loan unamortized premium	577		567

Total FFELP Loans	20,322		22,701
FFELP Loan allowance for losses	(25)		(27)

FFELP Loans, net	$20,297		$22,674

Percentage of FFELP Loans in repayment		69.4%		68.7%

Delinquencies as a percentage of FFELP Loans in repayment		17.5%		18.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.6%		15.7%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in GAAP-basis.

	“Core Earnings” Basis FFELP
	Loan Delinquencies
	December 31,
	2010		2009		2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$28,214		$38,391		$43,385
Loans in forbearance(2)	22,028		16,847		15,304
Loans in repayment and percentage of each status:
Loans current	80,026	82.8%	68,832	82.4%	71,252	83.5%
Loans delinquent 31-60 days(3)	5,500	5.7	5,054	6.0	4,925	5.8
Loans delinquent 61-90 days(3)	3,178	3.3	2,644	3.2	2,548	2.9
Loans delinquent greater than 90 days(3)	7,992	8.2	7,004	8.4	6,647	7.8

Total FFELP Loans in repayment	96,696	100%	83,534	100%	85,372	100%

Total FFELP Loans, gross	146,938		138,772		144,061
FFELP Loan unamortized premium	1,900		2,764		2,998

Total FFELP Loans	148,838		141,536		147,059
FFELP Loan allowance for losses	(189)		(186)		(165)

FFELP Loans, net	$148,649		$141,350		$146,894

Percentage of FFELP Loans in repayment		65.8%		60.2%		59.3%

Delinquencies as a percentage of FFELP Loans in repayment		17.2%		17.6%		16.5%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		18.6%		16.8%		15.2%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses in the portfolio of FFELP Loans.

The following table summarizes changes in the allowance for FFELP Loan losses for the years ended December 31, 2010, 2009 and 2008.

	Activity in Allowance for FFELP Loans
	GAAP-Basis			Off-Balance Sheet			“Core Earnings” Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2010	2009	2008	2010(1)	2009	2008	2010	2009	2008

Allowance at beginning of period	$161	$138	$89	$25	$27	$29	$186	$165	$118
Provision for FFELP Loan losses	98	106	106	—	13	21	98	119	127
Charge-offs	(87)	(79)	(58)	—	(15)	(21)	(87)	(94)	(79)
Student loan sales and securitization activity	(8)	(4)	1	—	—	(2)	(8)	(4)	(1)
Consolidation of securitization trusts(1)	25	—	—	(25)	—	—	—	—	—

Allowance at end of period	$189	$161	$138	$—	$25	$27	$189	$186	$165

Charge-offs as a percentage of average loans in repayment	.11%	.11%	.09%	—%	.10%	.13%	.11%	.11%	.10%
Charge-offs as a percentage of average loans in repayment and forbearance	.09%	.10%	.07%	—%	.09%	.11%	.09%	.09%	.08%
Allowance as a percentage of the ending total loans, gross	.13%	.14%	.11%	—%	.13%	.12%	.13%	.13%	.11%
Allowance as a percentage of ending loans in repayment	.20%	.23%	.20%	—%	.18%	.18%	.20%	.22%	.19%
Allowance coverage of charge-offs	2.2	2.0	2.4	—	1.7	1.3	2.2	2.0	2.1
Ending total loans, gross	$146,938	$119,027	$121,927	$—	$19,745	$22,134	$146,938	$138,772	$144,061
Average loans in repayment	$82,255	$69,020	$66,392	$—	$14,293	$16,086	$82,255	$83,313	$82,478
Ending loans in repayment	$96,696	$69,827	$70,174	$—	$13,707	$15,198	$96,696	$83,534	$85,372

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends as of December 31, 2010, 2009 and 2008. Delinquencies have the potential to adversely impact earnings as they are an indication of the borrower’s potential to possibly default and as a result require a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	GAAP-Basis Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2010		2009		2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$8,340		$8,910		$10,159
Loans in forbearance(2)	1,340		967		862
Loans in repayment and percentage of each status:
Loans current	24,888	89.4%	12,421	86.4%	9,748	87.2%
Loans delinquent 31-60 days(3)	1,011	3.6	647	4.5	551	4.9
Loans delinquent 61-90 days(3)	471	1.7	340	2.4	296	2.6
Loans delinquent greater than 90 days(3)	1,482	5.3	971	6.7	587	5.3

Total Private Education Loans in repayment	27,852	100%	14,379	100%	11,182	100%

Total Private Education Loans, gross	37,532		24,256		22,203
Private Education Loan unamortized discount	(894)		(559)		(535)

Total Private Education Loans	36,638		23,697		21,668
Private Education Loan receivable for partially charged-off loans	1,039		499		222
Private Education Loan allowance for losses	(2,021)		(1,443)		(1,308)

Private Education Loans, net	$35,656		$22,753		$20,582

Percentage of Private Education Loans in repayment		74.2%		59.3%		50.4%

Delinquencies as a percentage of Private Education Loans in repayment		10.6%		13.6%		12.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.6%		6.3%		7.2%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies(4)
	December 31,		December 31,
	2009		2008
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$2,546		$3,461
Loans in forbearance(2)	453		700
Loans in repayment and percentage of each status:
Loans current	8,987	90.0%	8,843	92.8%
Loans delinquent 31-60 days(3)	332	3.3	315	3.3
Loans delinquent 61-90 days(3)	151	1.5	121	1.3
Loans delinquent greater than 90 days(3)	517	5.2	251	2.6

Total Private Education Loans in repayment	9,987	100%	9,530	100%

Total Private Education Loans, gross	12,986		13,691
Private Education Loan unamortized discount	(349)		(361)

Total Private Education Loans	12,637		13,330
Private Education Loan receivable for partially charged-off loans	229		92
Private Education Loan allowance for losses	(524)		(505)

Private Education Loans, net	$12,342		$12,917

Percentage of Private Education Loans in repayment		76.9%		69.6%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%		7.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%		6.8%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	On January 1, 2010, upon adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in GAAP-basis.

	‘‘Core Earnings” Basis Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2010		2009		2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$8,340		$11,456		$13,620
Loans in forbearance(2)	1,340		1,420		1,562
Loans in repayment and percentage of each status:
Loans current	24,888	89.4%	21,408	87.9%	18,591	89.8%
Loans delinquent 31-60 days(3)	1,011	3.6	979	4.0	866	4.2
Loans delinquent 61-90 days(3)	471	1.7	491	2.0	417	2.0
Loans delinquent greater than 90 days(3)	1,482	5.3	1,488	6.1	838	4.0

Total Private Education Loans in repayment	27,852	100%	24,366	100%	20,712	100%

Total Private Education Loans, gross	37,532		37,242		35,894
Private Education Loan unamortized discount	(894)		(908)		(896)

Total Private Education Loans	36,638		36,334		34,998
Private Education Loan receivable for partially charged-off loans	1,039		728		314
Private Education Loan allowance for losses	(2,021)		(1,967)		(1,813)

Private Education Loans, net	$35,656		$35,095		$33,499

Percentage of Private Education Loans in repayment		74.2%		65.4%		57.7%

Delinquencies as a percentage of Private Education Loans in repayment		10.6%		12.1%		10.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.6%		5.5%		7.0%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2010, 2009 and 2008.

	Activity in Allowance for Private Education Loans
	GAAP-Basis			Off-Balance Sheet			“Core Earnings” Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2010	2009	2008	2010(1)	2009	2008	2010	2009	2008

Allowance at beginning of period	$1,443	$1,308	$1,004	$524	$505	$362	$1,967	$1,813	$1,366
Provision for Private Education Loan losses	1,298	967	586	—	432	288	1,298	1,399	874
Charge-offs	(1,291)	(876)	(320)	—	(423)	(153)	(1,291)	(1,299)	(473)
Reclassification of interest reserve(2)	47	44	38	—	10	8	47	54	46
Consolidation of securitization trusts(1)	524	—	—	(524)	—	—	—	—	—

Allowance at end of period	$2,021	$1,443	$1,308	$—	$524	$505	$2,021	$1,967	$1,813

Charge-offs as a percentage of average loans in repayment	5.0%	7.2%	3.8%	—%	4.4%	1.9%	5.0%	6.0%	2.9%
Charge-offs as a percentage of average loans in repayment and forbearance	4.8%	6.7%	3.3%	—%	4.2%	1.6%	4.8%	5.6%	2.5%
Allowance as a percentage of the ending total loan balance(3)	5.2%	5.8%	5.8%	—%	4.0%	3.7%	5.2%	5.2%	5.0%
Allowance as a percentage of ending loans in repayment	7.3%	10.0%	11.7%	—%	5.2%	5.3%	7.3%	8.1%	8.8%
Allowance coverage of charge-offs	1.6	1.6	4.1	—	1.2	3.3	1.6	1.5	3.8
Ending total loans(3)	$38,572	$24,755	$22,426	$—	$13,215	$13,782	$38,572	$37,970	$36,208
Average loans in repayment	$25,596	$12,137	$8,533	$—	$9,597	$8,088	$25,596	$21,734	$16,621
Ending loans in repayment	$27,852	$14,379	$11,182	$—	$9,987	$9,530	$27,852	$24,366	$20,712

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

(2)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance. Prior to 2008, the interest provision was reversed in interest income and then provided for through provision within the allowance for loan loss.

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional “Core Earnings” basis Private Education Loans at December 31, 2010, 2009 and 2008.

	December 31, 2010			December 31, 2009			December 31, 2008
		Non-			Non-			Non-
(Dollars in millions)	Traditional	Traditional	Total	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$34,177	$4,395	$38,572	$33,223	$4,747	$37,970	$31,101	$5,107	$36,208
Ending loans in repayment	25,043	2,809	27,852	21,453	2,913	24,366	17,715	2,997	20,712
Private Education Loan allowance for losses	1,231	790	2,021	1,056	911	1,967	859	954	1,813
Charge-offs as a percentage of average loans in repayment	3.6%	16.8%	5.0%	3.6%	21.4%	6.0%	1.4%	11.1%	2.9%
Allowance as a percentage of ending total loan balance(1)	3.6%	18.0%	5.2%	3.2%	19.2%	5.2%	2.8%	18.7%	5.0%
Allowance as a percentage of ending loans in repayment	4.9%	28.2%	7.3%	4.9%	31.3%	8.1%	4.8%	31.8%	8.8%
Allowance coverage of charge-offs	1.5	1.7	1.6	1.6	1.5	1.5	4.2	3.5	3.8
Delinquencies as a percentage of Private Education Loans in repayment	8.8%	27.4%	10.6%	9.5%	31.4%	12.1%	7.1%	28.9%	10.2%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.2%	15.0%	5.3%	4.6%	17.5%	6.1%	2.6%	12.7%	4.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.4%	6.1%	4.6%	5.3%	7.1%	5.5%	6.7%	9.0%	7.0%
Percentage of Private Education Loans with a cosigner	63%	28%	59%	61%	28%	57%	59%	26%	55%
Average FICO at origination	725	623	715	725	623	713	723	622	710

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

Use of Forbearance as a Private Education Loan Collection Tool

Forbearance involves granting the borrower a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a borrower’s unique situation, including historical information and judgments. We leverage updated borrower information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a borrower’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

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

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month-end has decreased since 2008. In addition, the monthly average number of loans granted forbearance as a percentage of loans in repayment and forbearance declined to 5.3 percent in the fourth quarter of 2010 compared with the year-ago quarter of 5.6 percent. As of December 31, 2010, 2.4 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of December 31, 2010 (borrowers made payments on approximately 20 percent of these loans prior to being granted forbearance).

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 68 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 17 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses.

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance	entering repayment	loans never entering
	for the first time	(all loans)	forbearance

In-school/grace/deferment	9.2%	8.5%	4.1%
Current	50.2	57.4	64.1
Delinquent 31-60 days	3.1	2.0	0.4
Delinquent 61-90 days	1.9	1.1	0.2
Delinquent greater than 90 days	4.8	2.7	0.3
Forbearance	4.7	3.5	—
Defaulted	17.4	9.1	4.8
Paid	8.7	15.7	26.1

Total	100%	100%	100%

The tables below show the composition and status of the “Core Earnings” basis Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2010, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.2 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.9 percent for loans that have been in active repayment status for more than 48 months. Approximately 79 percent of our “Core Earnings” basis Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in
December 31, 2010	1 to 12	13 to 24	25 to 36	37 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$8,340	$8,340
Loans in forbearance	845	211	127	70	87	—	1,340
Loans in repayment — current	7,716	5,976	4,181	2,764	4,251	—	24,888
Loans in repayment — delinquent 31-60 days	476	247	127	68	93	—	1,011
Loans in repayment — delinquent 61-90 days	232	106	60	31	42	—	471
Loans in repayment — delinquent greater than 90 days	694	411	180	86	111	—	1,482

Total	$9,963	$6,951	$4,675	$3,019	$4,584	$8,340	37,532

Unamortized discount							(894)
Receivable for partially charged-off loans							1,039
Allowance for loan losses							(2,021)

Total “Core Earnings” basis Private Education Loans, net							$35,656

Loans in forbearance as a percentage of loans in repayment and forbearance	8.5%	3.0%	2.7%	2.3%	1.9%	—%	4.6%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in
December 31, 2009	1 to 12	13 to 24	25 to 36	37 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$11,456	$11,456
Loans in forbearance	1,041	183	92	44	60	—	1,420
Loans in repayment — current	8,153	4,969	3,235	1,959	3,092	—	21,408
Loans in repayment — delinquent 31-60 days	584	195	91	44	65	—	979
Loans in repayment — delinquent 61-90 days	284	102	46	25	34	—	491
Loans in repayment — delinquent greater than 90 days	879	331	130	63	85	—	1,488

Total	$10,941	$5,780	$3,594	$2,135	$3,336	$11,456	37,242

Unamortized discount							(908)
Receivable for partially charged-off loans							728
Allowance for loan losses							(1,967)

Total “Core Earnings” basis Private Education Loans, net							$35,095

Loans in forbearance as a percentage of loans in repayment and forbearance	9.5%	3.2%	2.6%	2.1%	1.8%	—%	5.5%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in
December 31, 2008	1 to 12	13 to 24	25 to 36	37 to 48	More than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$13,620	$13,620
Loans in forbearance	1,255	151	70	36	50	—	1,562
Loans in repayment — current	8,674	3,877	2,329	1,469	2,242	—	18,591
Loans in repayment — delinquent 31-60 days	596	132	61	32	45	—	866
Loans in repayment — delinquent 61-90 days	286	65	30	14	22	—	417
Loans in repayment — delinquent greater than 90 days	543	148	64	33	50	—	838

Total	$11,354	$4,373	$2,554	$1,584	$2,409	$13,620	35,894

Unamortized discount							(896)
Receivable for partially charged-off loans							314
Allowance for loan losses							(1,813)

Total “Core Earnings” basis Private Education Loans, net							$33,499

Loans in forbearance as a percentage of loans in repayment and forbearance	11.1%	3.5%	2.8%	2.3%	2.1%	—%	7.0%

The table below stratifies the portfolio of “Core Earnings” basis Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 3 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	December 31,		December 31,		December 31,
	2010		2009		2008
	Forbearance	% of	Forbearance	% of	Forbearance	% of
(Dollars in millions)	Balance	Total	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$958	71%	$1,050	74%	$1,075	69%
13 to 24 months	343	26	332	23	368	23
More than 24 months	39	3	38	3	119	8

Total	$1,340	100%	$1,420	100%	$1,562	100%

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is charged off and immediately included in provision expense.

The following tables summarize the activity in the receivable for partially charged-off loans for the years ended December 31, 2010, 2009 and 2008.

	Activity in Receivable for Partially Charged-Off Loans
	GAAP-Basis			Off-Balance Sheet			“Core Earnings” Basis
	Years Ended			Years Ended			Years Ended
	December 31,			December 31,			December 31,
(Dollars in millions)	2010	2009	2008	2010(2)	2009	2008	2010	2009	2008

Receivable at beginning of period	$499	$222	$118	$229	$92	$28	$728	$314	$146
Expected future recoveries of current period defaults(1)	415	320	140	—	154	72	415	474	212
Recoveries	(104)	(43)	(36)	—	(17)	(8)	(104)	(60)	(44)
Consolidation of securitization trusts(2)	229	—	—	(229)	—	—	—	—	—

Receivable at end of period	$1,039	$499	$222	$—	$229	$92	$1,039	$728	$314

(1)	Net of any current period recoveries that were less than expected.

(2)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

Private Education Loan Repayment Options

Certain loan programs allow borrowers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of December 31, 2010.

	Loan Program
	Signature and		Career
(Dollars in millions)	Other	Smart Option	Training	Total

$ in Repayment	$23,179	$2,532	$2,141	$27,852
$ in Total	32,779	2,536	2,217	37,532
Payment method by enrollment status:
In-school/Grace	Deferred(1)	Interest-only or fixed $25/month	Interest-only or fixed $25/month
Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment option. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of December 31, 2010 and 2009, borrowers in repayment owing approximately $7.5 billion (27 percent of loans in repayment) and $7.0 billion (29 percent of loans in repayment), respectively, were enrolled in the interest-only program.

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our FFELP Loans and Consumer Lending segments. Our Business Services and Other segments need little capital.

We define liquidity risk as the potential inability to meet our contractual and contingent financial obligations, on- or off-balance sheet, as they come due, as well as the potential inability to originate Private Education Loans. Our primary liquidity objective is to ensure our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress. Our two primary liquidity needs are funding the originations of Private Education Loans and retiring unsecured debt when it matures. To achieve that objective we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt, the issuance of secured debt primarily through asset backed securitizations and/or financing facilities and through deposits at Sallie Mae Bank (“the Bank”), our Utah industrial bank subsidiary.

We define liquidity as readily available assets, limited to cash and high-quality liquid unencumbered securities, that we can use to meet our funding requirements as those obligations arise. Our primary liquidity risk relates to our ability to fund new originations and raise replacement funding at a reasonable cost as our unsecured debt matures. In addition, we must continue to obtain funding at reasonable rates to meet our other business obligations and to continue to grow our business. Key risks associated with our liquidity relates to our ability to access the capital markets and access them at reasonable rates. This ability may be affected by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change from time to time based on our financial performance, industry dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it would raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to access the capital markets even in difficult economic and market conditions.

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $4.4 billion of senior unsecured notes to mature in the next twelve months, primarily through our current cash and investment position and very predictable operating cash flows provided by earnings and repayment of principal on unencumbered student loan assets, distributions from our securitization trusts (including servicing fees which are priority payments within the trusts), as well as drawdowns under the 2010 ABCP Facility, the issuance of term ABS, the collection of additional term bank deposits and the issuance of unsecured debt.

We primarily fund our student loan originations at the Bank. Currently, new Private Education Loan originations are initially funded through deposits. We plan to subsequently securitize these loans to term on a programmatic basis. We currently have $2 billion of cash at the Bank available to fund future originations.

We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations. In 2009, we began using the ED Conduit Program (see “ED Funding Programs” of this Item 7 for a discussion of this program) to fund older FFELP Stafford and PLUS Loans. In addition, in 2008 we began funding new FFELP Stafford and PLUS Loan originations for AY 2008-2009 pursuant to ED’s Loan Purchase Commitment Program (the “Purchase Program”) and Loan Participation Purchase Program (the “Participation Program”).We discuss these liquidity sources below.

We continued to use ED’s Purchase and Participation Programs to fund FFELP Stafford and PLUS Loans disbursed through September 30, 2010 (see Item 1 “Business — Recent Legislation” for a further discussion regarding the end of new FFELP Loan originations as of July 1, 2010).

Primary Sources of Liquidity and Available Capacity

The following table details our main sources of primary liquidity and the available capacity at December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
(Dollars in millions)	Available Capacity	Available Capacity

Sources of primary liquidity for general corporate purposes:

Unrestricted cash and liquid investments:
Cash and cash equivalents	$4,342	$6,070
Commercial paper and asset-backed commercial paper	—	1,150
Other	85	131

Total unrestricted cash and liquid investments(1)(2)(3)	4,427	7,351

Unused commercial paper and bank lines of credit(4)	—	3,485

Available borrowings to the extent collateral exists:
FFELP ABCP facilities(5)	3,937	1,703
FHLB-DM facility(5)	8,664	—

Total sources of primary liquidity for general corporate purposes(6)	$17,028	$12,539

(1)	At December 31, 2010 and 2009, excludes $0 and $25 million, respectively, of investments pledged as collateral related to certain derivative positions and $872 million and $708 million, respectively, of other non-liquid investments, classified as investments on our balance sheet in accordance with GAAP.

(2)	At December 31, 2010 and 2009, includes $684 million and $821 million, respectively, of cash collateral pledged by derivative counterparties and held in our unrestricted cash.

(3)	At December 31, 2010 and 2009, includes $2.0 billion and $2.4 billion, respectively, of cash and liquid investments at the Bank. This cash will be used primarily to originate or acquire student loans.

(4)	On November 24, 2010, our remaining bank line of credit was retired.

(5)	Borrowing capacity is subject to availability of collateral. As of December 31, 2010 and 2009, we had $1.5 billion and $2.1 billion, respectively, of outstanding unencumbered FFELP Loans, net, available for use in either the FFELP ABCP facilities or FHLB-DM facility.

(6)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At December 31, 2010, we had a total of $22.3 billion of unencumbered assets, excluding goodwill and acquired intangibles. Total student loans, net, comprised $12.6 billion of this unencumbered asset total, of which $11.1 billion are Private Education Loans, net, and $1.5 billion are FFELP Loans, net.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

	December 31,	December 31,
(Dollars in billions)	2010	2009

Net assets of consolidated variable interest entities	$13.1	$12.7
Tangible unencumbered assets(2)	22.3	30.1
Unsecured debt	(26.9)	(35.1)
Mark-to-market on unsecured hedged debt(1)	(1.4)	(1.9)
Other liabilities, net	(2.6)	(1.7)

Total tangible equity	$4.5	$4.1

(1)	At December 31, 2010 and December 31, 2009, there were $1.4 billion and $1.9 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

(2)	Excludes goodwill and acquired intangible assets.

ED Funding Programs

Pursuant to ECASLA, in 2009, ED published summary terms under which it will purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched in May 2009 and accepted eligible loans through July 1, 2010. The ED Conduit Program expires on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with advance rates of 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time, the notes still cannot be paid off, the underlying FFELP Loans that serve as collateral to the ED Conduit will be sold to ED through a put agreement at a price of 97 percent of the face amount of the loans. As of December 31, 2010, approximately $24.2 billion face amount of our Stafford and PLUS Loans were funded through the ED Conduit Program. Our intent is to term securitize the loans that are in this facility before the facility expires on January 19, 2014. We are exposed to the risk associated with this program ending in 2014. The amount of loans exposed to this refinance risk will decline over time as the loans pay down. If we are not able to successfully refinance the loans before the facility expires, we will sell them to ED at a price of 97 percent of face value.

In 2008, ED implemented the Participation Program pursuant to ECASLA. In October 2010, we sold $20.4 billion of loans to ED and paid off $20.3 billion of advances outstanding under the Participation Program. This program is no longer in effect and is not available as a funding source.

Sallie Mae Bank

In 2008, the Bank began expanding its deposit base to fund new Private Education Loan originations. The Bank raises deposits through intermediaries in the retail brokered Certificate of Deposit (“CD”) market and through direct retail deposit channels. As of December 31, 2010, total bank deposits were $5.9 billion, of which $4.5 billion were brokered deposits and $1.4 billion were retail and other deposits. Cash and liquid investments totaled $2.0 billion.

In addition to its deposit base, the Bank has borrowing capacity with the Federal Reserve Bank (“FRB”) through a collateralized lending facility. Borrowing capacity is limited by the availability of acceptable collateral. As of December 31, 2010, borrowing capacity was approximately $650 million and there were no outstanding borrowings.

ABS Transactions

In early 2009, the Federal Reserve Bank of New York initiated a program, The Term Asset-Backed Securities Loan Facility (“TALF”), to facilitate renewed issuance of eligible consumer and small business ABS with a term of up to five years. For student loan collateral, TALF expired on March 31, 2010. During the program, we completed five transactions totaling $7.5 billion which were TALF-eligible. Under this program we have $5.3 billion of ABS outstanding where we have the option to call the bonds at a discount between 2011 and 2014.

In 2010, we completed three Private Education Loan ABS transactions totaling $4.1 billion.

In 2010, we completed two FFELP long-term ABS transactions totaling $2.0 billion.

Although we have demonstrated our continued access to the ABS market and we expect ABS financing to remain a primary source of funding over the long term, we also expect our transaction volumes to be more limited and pricing less favorable than prior to the credit market dislocation that began in the summer of 2007, with significantly reduced opportunities to place subordinated tranches of ABS with investors.

Asset-Backed Financing (“ABCP”) Facilities

In early 2008, we entered into two new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”) to fund FFELP Loans. In 2009, the FFELP facilities were subsequently amended and reduced and in early 2010 we terminated these facilities and entered into new multi-year ABCP facilities (the “2010 Facility”) which will continue to provide funding for our federally guaranteed student loans. The 2010 Facility provides for maximum funding of $10 billion for the first year, $5 billion for the second year and $2 billion for the third year. The underlying cost of borrowing under the 2010 Facility for the first year is expected to be commercial paper issuance cost plus 0.50 percent, excluding up-front commitment and unused fees.

Borrowings under the 2010 Facility are non-recourse and the maximum amount we may borrow under the 2010 Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. The 2010 Facility is subject to termination under certain circumstances. The principal financial covenants in this facility require us to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.1 billion as of December 31, 2010. The covenants also require us to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. We were compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended December 31, 2010. Increases in the borrowing rate of up to LIBOR plus 4.50 percent could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 2.00 percent to LIBOR plus 3.00 percent over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed. As of December 31, 2010, there was approximately $5.9 billion outstanding in this facility. The book basis of the assets securing this facility at December 31, 2010 was $6.4 billion.

On January 14, 2011, we amended the 2010 Asset Backed Financing Facility, which will continue to provide funding for our federally-guaranteed student loans, expanding the size and extending the maturity. The facility amount is now $7.5 billion, reflecting an increase of $2.5 billion over the previously scheduled facility reduction. The facility size will decrease by $2.5 billion annually with a scheduled maturity date of January 10, 2014.

Federal Home Loan Bank in Des Moines (“FHLB-DM”)

In early 2010, HICA Education Loan Corporation (“HICA”), a subsidiary of the Company, entered into a lending agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes federally-guaranteed student loans (but does not include Private Education Loans). The amount, price and tenor of future advances will vary and be subject to the agreement’s borrowing conditions as then in effect determined at the time of each borrowing. The maximum amount that can be borrowed, as of December 31, 2010, subject to available collateral, is approximately $9.6 billion. As of December 31, 2010, borrowing under the facility totaled $900 million and was secured by $1.2 billion of

FFELP Loans. We have provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

Senior Unsecured Debt

We issue unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively affected by general market conditions or by matters specific to the financial services industry or Sallie Mae, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month, quarter or year. Substantially all of our senior and subordinated debt obligations contain no provisions (other than a change in control would allow $4 billion of these obligations as of December 31, 2010, to be put at 101 percent) that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity, or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.

We issue unsecured debt when the pricing for the term of the debt is favorable relative to our other funding options and our overall liquidity position. In 2010 we issued $1.5 billion of unsecured debt maturing in 2020 and an all in cost of LIBOR plus 4.65 percent. On January 11, 2011, we announced and priced a $2 billion five-year 6.25 percent fixed rate unsecured bond. The bond was issued to yield 6.50 percent before underwriting fees. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 4.46 percent. The proceeds of this bond will be used for general corporate purposes.

We also repurchase our outstanding unsecured debt in both open-market repurchases and public tender offers. Repurchasing debt helps us better manage our short-term and long-term funding needs. In 2010 we repurchased $4.9 billion face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2010 to 2014, which resulted in a total gain of $317 million.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us. Risks associated with our lending portfolio are discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — FFELP Loan Portfolio Performance” and “— Consumer Lending Portfolio Performance.”

Our investment portfolio is composed of very short-term securities issued by highly rated issuers limiting our counterparty exposure. Additionally, our investing activity is governed by Board approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.

Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by SLM Corporation and the Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. Additionally, securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative, regardless of credit rating. The trusts are not required to post collateral to the counterparties. In all cases, our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We consider counterparties’ credit risk when determining the fair value of derivative positions on our exposure net of collateral.

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties. If our credit ratings are downgraded from current levels, we may be required to segregate unrestricted cash collateral into restricted accounts.

The table below highlights exposure related to our derivative counterparties at December 31, 2010.

	SLM Corporation
	and Sallie Mae Bank	Securitization Trust
(Dollars in millions)	Contracts	Contracts

Exposure, net of collateral	$296	$1,167
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	65%	31%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at December 31, 2010, 2009 and 2008, and average balances and average interest rates of our “Core Earnings” basis borrowings for the years ended December 31, 2010, 2009 and 2008. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 7.

Ending Balances

	As of December 31,
	2010			2009			2008
	Ending Balance			Ending Balance			Ending Balance
			Total			Total			Total
			“Core			“Core			“Core
	Short	Long	Earnings”	Short	Long	Earnings”	Short	Long	Earnings”
(Dollars in millions)	Term	Term	Basis	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$4,361	$15,742	$20,103	$5,185	$22,797	$27,982	$6,794	$31,182	$37,976
Unsecured term bank deposits	1,387	3,160	4,547	842	4,795	5,637	1,148	1,108	2,256
FHLB-DM facility	900	—	900	—	—	—	—	—	—
ED Participation Program facility (on-balance sheet)	—	—	—	9,006	—	9,006	7,365	—	7,365
ED Conduit Program facility (on-balance sheet)	24,484	—	24,484	14,314	—	14,314	—	—	—
ABCP borrowings (on-balance sheet)	—	5,853	5,853	—	8,801	8,801	24,768	—	24,768
SLC acquisition financing (on-balance sheet)	—	1,064	1,064	—	—	—	—	—	—
FFELP Loan securitizations (on-balance sheet)	—	112,425	112,425	—	81,923	81,923	—	80,601	80,601
Private Education Loan securitizations (on-balance sheet)	—	21,409	21,409	—	7,277	7,277	—	—	—
FFELP Loan securitizations (off-balance sheet)	—	—	—	—	20,268	20,268	—	22,716	22,716
Private Education Loan securitizations (off-balance sheet)	—	—	—	—	13,347	13,347	—	14,443	14,443
Indentured trusts (on-balance sheet)	—	1,246	1,246	64	1,533	1,597	31	1,972	2,003
Other(1)	2,257	—	2,257	1,472	—	1,472	1,827	—	1,827

Total	$33,389	$160,899	$194,288	$30,883	$160,741	$191,624	$41,933	$152,022	$193,955

(1)	At December 31, 2010, “other” primarily consisted of $0.9 billion of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation, as well as $1.4 billion of unsecured other bank deposits. At December 31, 2009 and 2008, “other” primarily consisted of cash collateral held related to derivative exposures that are recorded as short-term debt obligations.

Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings, ED financing facilities and indentured trusts, comprised 85 percent of our “Core Earnings” basis debt outstanding at December 31, 2010 versus 82 percent at December 31, 2009.

Average Balances

	Years Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$24,480	2.15%	$31,863	1.93%	$39,794	3.65%
Unsecured term bank deposits	5,123	2.65	4,754	3.50	854	4.07
FHLB-DM facility	403	.35	—	—	—	—
ED Participation Program facility (on-balance sheet)	13,537	.81	14,174	1.43	1,727	3.43
ED Conduit Program facility (on-balance sheet)	15,096	.70	7,340	.75	—	—
ABCP borrowings (on-balance sheet)(1)	6,623	1.24	16,239	2.93	24,855	5.27
Securitizations (on-balance sheet)	120,880	1.00	85,612	1.38	76,028	3.26
Securitizations (off-balance sheet)	—	—	35,377	.82	39,625	3.11
Indentured trusts (on-balance sheet)	1,454	.69	1,811	1.07	2,363	3.90
Other	1,806	.55	1,391	.31	2,063	2.35

Total	$189,402	1.16%	$198,561	1.51%	$187,309	3.58%

(1)	Included the 2008 Asset-Backed Loan Facility through April 2009.

Contractual Cash Obligations

The following table provides a summary of our obligations associated with long-term notes at December 31, 2010. For further discussion of these obligations, see “Note 7 — Borrowings.”

	1 Year	2 to 3	4 to 5	Over
(Dollars in millions)	or Less	Years	Years	5 Years	Total

Long-term notes:
Unsecured borrowings	$—	$4,137	$4,552	$7,053	$15,742
Unsecured term bank deposits	—	2,290	811	59	3,160
Secured borrowings(1)	16,255	25,818	19,100	80,824	141,997

Total contractual cash obligations(2)	$16,255	$32,245	$24,463	$87,936	$160,899

(1)	Includes long-term beneficial interests of $133.8 billion of notes issued by consolidated VIEs in conjunction with our on-balance sheet securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)	The aggregate principal amount of debt that matures in each period is $16.3 billion, $32.4 billion, $24.6 billion and $88.7 billion, respectively. Specifically excludes derivative market value adjustments of $2.6 billion for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting quarterly based on 3-month LIBOR.

Unrecognized tax benefits were $39 million and $101 million for the years ended December 31, 2010 and 2009, respectively. For additional information, see “Note 18 — Income Taxes.”

Off-Balance Sheet Lending Arrangements

We have issued lending-related financial instruments, including lines of credit, to meet the financing needs of our institutional customers. In connection with these agreements, we also enter into a participation agreement with the institution to participate in the loans as they are originated. In the event that a line of credit is drawn upon, the loan is collateralized by underlying student loans and is usually participated on the same day. The contractual amount of these financial instruments, $50 million at December 31, 2010, represents the maximum possible credit risk should the counterparty draw down the commitment, we do not participate in the loan, and the counterparty subsequently fails to perform according to the terms of our contract. The remaining total contractual amount available to be borrowed under these commitments is $50 million. All commitments mature in 2011. We do not believe that these instruments are representative of our actual future credit exposure; to the extent that the lines of credit are drawn upon, the balance outstanding is collateralized by student loans. At December 31, 2010, there were no outstanding draws on lines of credit.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). “Note 2 — Significant Accounting Policies” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. The most significant judgments, estimates and assumptions relate to the following critical accounting policies that are discussed in more detail below.

Allowance for Loan Losses

When calculating the allowance for loan loss for Private Education Loans we estimate the amount of our customers who will default over the next two years and how much we will recover over time related to the defaulted amount. Our historical experience indicates that, on average, the time between the date that a borrower experiences a default causing event (e.g., the loss trigger event) and the date that we charge-off the unrecoverable portion of that loan is two years. In estimating the amount of defaults we expect to have over the next two years we divide the portfolio into categories of similar risk characteristics based on loan program type, school type, loan status (in-school, grace, forbearance, repayment and delinquency), seasoning (number of months in active repayment for which a scheduled payment was due), underwriting criteria (credit scores), and existence or absence of a cosigner. The primary characteristics we use are school type, credit scores, cosigner status, loan status and seasoning. We start with historical experience of customer default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical default rates. We also take into account the current and future economic environment when calculating the allowance for loan loss. We analyze key economic statistics and the effect they will have on future defaults. Key economic statistics analyzed as part of the allowance for loan loss are unemployment rates (total and specific to college graduates) and other asset type delinquency rates (credit cards, mortgages). Significantly more judgment has been required over the last three years, compared with years prior, in light of the U.S. economy and its effect on our customer’s ability to pay their obligations. In addition to making judgments about the amount of defaults that will occur over the next two years we also make judgments about how much we will subsequently recover from a defaulted customer and when that recovery will occur. Similar to estimating defaults, we begin with historical recovery performance when projecting future recoveries and use judgment in determining whether historical performance is representative of what we expect to recover in the future.

FFELP Loans are guaranteed as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

Similar to the allowance for Private Education Loan losses, the allowance for FFELP Loan losses uses historical experience of borrower default behavior and a two year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

Premium and Discount Amortization

The most judgmental estimate for premium and discount amortization on student loans is the Constant Prepayment Rate (“CPR”), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. Loan consolidation, default, term extension and other prepayment factors affecting our CPR estimates are affected by changes in our business strategy, changes in our competitor’s business strategies, FFELP legislative changes, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates due to consolidation activity, defaults, payoffs and term extensions from the utilization of forbearance. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our amortization expense. As a result of the CCRAA and the current U.S. economic and credit environment, we, as well as many other industry competitors, have suspended our FFELP Loans consolidation program and Private Education Loans consolidation program. We do not expect to consolidate FFELP Loans in the future and do not currently expect others to actively consolidate our FFELP Loans. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time. We expect that in the future both we and our competitors will begin to consolidate Private Education Loans. This is built into the CPR assumption we use for Private Education Loans. However, it is difficult to accurately project the timing and level at which this consolidation activity will begin and our assumption may need to be updated by a material amount in the future based on changes in the economy and marketplace. The level of defaults is a significant component of our FFELP Loan and Private Education Loan CPR. This component of the FFELP Loan and Private Education Loan CPR is estimated in the same manner as discussed in “Critical Accounting Policies and Estimates — Allowance for Loan Loss” of this Item 7 — the only difference is for premium and discount amortization purposes the estimate of defaults is a life of loan estimate whereas for allowance for loan loss it is a two-year estimate.

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.	Investments — Our investments primarily consist of overnight/weekly maturity instruments with high credit quality counterparties. However, we consider credit and liquidity risk involving specific instruments in determining their fair value and, when appropriate, have adjusted the fair value of these instruments for the effect of credit and liquidity risk. These assumptions have further been validated by the successful maturity of these investments in the period immediately following the end of the reporting period.

2.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $72 million as of December 31, 2010. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $129 million to take into account a significant reduction in liquidity as of December 31, 2010, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our on-balance sheet trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

3.	Student Loans — Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our student loans are disclosed in “Note 15 — Fair Value Measurements.” For both FFELP Loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, and required return on equity. In addition, the Floor Income component of our FFELP Loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases, these are either infrequent or not observable. For FFELP Loans classified as held-for-sale and accounted for at the lower of cost or market, the fair value is based on the committed sales price of the various loan purchase programs established by ED.

For further information regarding the effect of our use of fair values on our results of operations, see “Note 15 — Fair Value Measurements.”

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model — Changes in Accounting Principles effective January 1, 2010

The new consolidation accounting adopted on January 1, 2010 significantly changed the consolidation model for Variable Interest Entities (“VIEs”). This new rule, among other things, (1) eliminated the exemption for QSPEs, (2) provided a new approach for determining who should consolidate a VIE that is more focused on control rather than economic interest, (3) changed when it is necessary to reassess who should consolidate a VIE and (4) required additional disclosure.

Under these new rules, if we have a variable interest in a VIE and we have determined that we are the primary beneficiary of the VIE then we will consolidate the VIE. We are the considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There is considerable judgment that has to be used as it relates to determining who is the primary beneficiary of the VIEs with which we are associated. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affects the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE is very qualitative and judgmental in nature. However, based on our current relationship with our securitization trusts and other financing vehicles which are considered VIEs, we believe the assessment is more straightforward. As it relates to our securitized assets, we are the servicer of those securitized assets (which means we “have the power” to direct the activities of the trust) and we own the Residual Interest (which means we “have the loss and gain obligation that could potentially be significant to the VIE”) of the securitization trusts. As a result we are the primary beneficiary of our securitization trusts and other financing vehicles. See “Note 2 — Significant Accounting Policies” for further details regarding the adoption of these new rules on January 1, 2010.

Derivative Accounting

The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting a derivative must be concluded to be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. See previous discussion under “Critical Accounting Policies and Estimates —  Fair Value Measurement” of this Item 7 for significant judgments related to the valuation of derivatives. Although some of our valuations are more judgmental than others, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.

Goodwill and Intangible Assets

In determining annually (or more frequently if required) whether goodwill is impaired, we determine whether an event has occurred that would indicate to us that there is the potential for the fair value of the business unit to fall below the book basis of the equity of that business unit. If we determine that this event has occurred, we perform an analysis to determine the fair value of the business unit. There are significant judgments involved in determining the fair value of a business unit, including assumptions regarding estimates of future cash flows from existing and new business activities, customer relationships, the value of existing customer contracts, the value of other tangible and intangible assets, as well as assumptions regarding what we believe a third party willing to pay for all of the assets and liabilities of the business unit. This calculation requires us to estimate the appropriate discount and growth rates to apply to those projected cash flows and the appropriate control premium to apply to arrive at the final fair value. The business units for which we must estimate the fair value are not publically traded and often there is not comparable market data available for that individual business to aid in its valuation. We use a third party appraisal firm to provide an opinion on the fair values we conclude upon.

Risk Management Processes

Our Approach

The monitoring, assessment and oversight of risk are shared responsibilities throughout the Company. Each business division is primarily responsible and accountable for managing risks specific to its area. Our executive management team and centralized support functions, including compliance, credit risk, human resources, legal, information technology, finance and accounting, are responsible for providing our business divisions with the training, systems and specialized expertise necessary to properly perform their risk management duties. Executive management, individually and through participation in various committees, are ultimately responsible for the management of risk across our businesses. Our Risk Assessment Department regularly monitors and reports to the Audit Committee of our Board of Director on the effectiveness of various aspects of our risk management activities.

Our Code of Business Conduct and the on-going training our employees receive in many compliance areas provide a framework for our employees to conduct themselves with the highest integrity. We instill a risk-conscious culture through communications, training, policies and procedures. We have strengthened the linkage between the management performance process and individual compensation to encourage employees to work toward corporate-wide compliance goals.

Our Risk Assessment Department monitors our various risk management and compliance efforts, identifies areas that require increased focus and resources, and reports significant control issues to executive management and the Audit Committee of our Board of Directors. At least annually, the Risk Assessment Department performs a risk assessment to identify our top risks, to develop the internal audit plan. Risks are rated on significance and likelihood of occurrence and communicated to our management team members who allocate appropriate attention and resources. Results of the assessment, including survey results, identified risks and recommendations, are reported to the Audit Committee of our Board of Directors.

Our Board of Directors and its various committees oversee our overall strategic direction and provide direction to management as to its tolerance levels of various significant risks. Through its committees, our Board of Directors regularly reviews our risk management practices.

Our Significant Risks

Significant risks may be grouped into the following categories: (1) funding and liquidity; (2) operations; (3) political/reputation; (4) competition; (5) credit; and (6) regulatory and compliance. More specific descriptions of the particular risks of each type we currently face are discussed in Item 1A “Risk Factors”.

Funding and Liquidity Risk Management

Funding and liquidity risk is the potential inability to fund liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations at reasonable market rates. Our primary liquidity objective is to ensure our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress. Our two primary liquidity needs are originating Private Education Loans and retiring secured and unsecured debt when it matures.

We define excess liquidity as readily available assets, limited to cash and high-quality liquid unencumbered securities, that we can use to meet our funding requirements as those obligations arise. Our primary liquidity risk relates to our ability to raise replacement funding and raise that funding at a reasonable cost as our secured and unsecured debt matures. In addition, we must continue to obtain funding at reasonable rates to meet our other business obligations and to continue to grow our business. Key risks associated with our liquidity relates to our ability to access the capital markets and access them at reasonable rates. This ability is directly affected by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives. A negative change in our credit rating would have a negative effect on our liquidity because it would raise the cost, diminish the availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements.

Our funding and liquidity risk management activities are centralized within our Corporate Finance Department, which is responsible for planning and executing our funding activities and strategies. We analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding. Funding and liquidity risk are overseen and recommendations approved via one or more management committees that manage market, interest rate and balance sheet risk.

The Finance Committee of the Board of Directors is responsible for approving our Asset and Liability Management Policy. The Finance Committee of the Board, and in some cases the full Board, monitor our liquidity on an ongoing basis. Our liquidity risk management activities are centralized within the Corporate Finance Department, which is responsible for planning and executing our funding activities and strategies.

Operations Risk Management

Operations risk arises from problems with service or product delivery or from nonconformance with internal policies and procedures. The Company is exposed to transaction risk when products, services or delivery channels do not fit with our operational capacity, customer demands or strategic objectives. Operations risk can increase with the implementation of new information technology to support a new, expanded or modified product or service. Failed or flawed technology, either from error, inadequate capacity or fraud, may result in the inability to deliver products or services.

Operations risk is managed by our managers with assistance and training provided by our centralized support functions. Additionally, the operations risks associated with new products and services, the security and confidentiality of information, the effectiveness of our technology infrastructure, the emergency loss of technology and other infrastructure resources, the monitoring of internal controls and compliance with internal control standards, and the monitoring and dissemination of changes in regulations affecting the business are each the subject of executive management review through committees established for these particular purposes.

The Finance and Operations Committee of our Board of Directors has oversight responsibility for significant operational risks and receives periodic reports from executive management regarding the effectiveness of our risk management efforts in this area.

Political and Reputation Risk Management

Political and reputation risk is the risk that changes in laws and regulations or actions negatively impacting our reputation could affect the profitability and sustainability of our business.

Management proactively assesses and manages political and reputation risk. Our government relations team of employees manages our review and response to all formal inquiries from members of Congress, state legislators, and their staff, including providing targeted messaging that reinforces our public policy goals. We review and consider political and reputational risks on an integrated basis in connection with the risk management oversight activities conducted in the various aspects of our business on matters as diverse as the launch of new products and services, our credit underwriting activities and how we fund our operations.

Significant political and reputation risks are reported to and monitored by the Finance and Operations Committee of our Board of Directors.

Competition Risk Management

Competition risk is the risk of losing market share or the lack of market acceptance of our products due to our competitors competing more effectively. Management closely monitors competitors and conditions. We follow changes in product pricing and features and track marketing activity across a variety of distribution channels. In addition, we measure category participants’ brand recognition among key consumer groups. We continuously evaluate the size of the market and analyze market developments and trends that may impact future demand for student loans.

Significant market competition risks are reported to and monitored by the Finance and Operations Committee of our Board of Directors.

Credit and Counterparty Risk Management

Credit and counterparty risk is the risk of loss stemming from one party’s failure to repay a loan or otherwise meet a contractual obligation. We have credit or counterparty risk exposure with borrowers and co-borrowers with whom we have made Private Education Loans, the various counterparties with whom we have entered into derivative contracts, the various issuers with whom we make investments, and with several higher education institutions related to academic facilities loans secured by real estate.

The credit risk related to Private Education Loans are managed within a credit risk infrastructure which includes (i) a well-defined underwriting and collection policy framework; (ii) an ongoing monitoring and review process of portfolio segments and trends; (iii) assignment and management of credit authorities and responsibilities; and (iv) establishment of an allowance for loan losses that covers estimated losses based upon portfolio and economic analysis. This infrastructure is overseen by our Chief Credit Officer and the executive management committee that he chairs.

Credit and counterparty risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and via our credit policies, which place limits on the amount of exposure we may take with any one counterparty and, in most cases, require collateral to secure the position. The credit and counterparty risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract. The credit and counterparty risk in our investment portfolio is minimized by only investing in paper with highly rated issuers and setting limits on our exposure per issuer. Credit and counterparty risk related to derivative contracts and our investment portfolio are approved and managed by our Credit Risk Management group overseen by our Chief Credit Officer.

Significant credit and counterparty risks related to derivative contracts or our investment portfolio are reported to the Finance Committee of the Board of Directors. Additionally, our Chief Credit Officer reports, on a regular basis, to the Board and the Audit Committee of the Board regarding the asset quality of our Private Education Loans.

Regulatory and Compliance Risk Management

Regulatory and compliance risk is the risk to earnings or capital arising from violations of laws, rules, or regulations. The Company is exposed to regulatory and compliance risk when key areas such as our private education lending, collections or government loan servicing businesses are not properly monitored for compliance with legal and regulatory requirements and when an oversight program does not include appropriate audit and control features. We also face regulatory and compliance risk when new, expanded or modified products or services are not properly monitored for compliance with legal and regulatory requirements.

Primary ownership and responsibility for regulatory and compliance risk is placed with the business areas to manage their specific regulatory and compliance risks. Our Compliance Department supports these activities through providing extensive training and monitoring of our Code of Business Conduct, maintaining consumer lending regulatory and information security policies and procedures, and working in close coordination with our other centralized support functions such as our Legal department. Compliance risks associated with new products and services, SEC disclosure obligations, security and confidentiality of information and effectiveness of our technology infrastructure, internal controls and compliance with internal control standards, dissemination of changes in regulations affecting the business, and enforcement of credit lending policies and practices are each the subject of specific review by existing management committees.

The Audit Committee of our Board of Directors has oversight with respect to establishing standards with respect to our monitoring and control of regulatory and compliance risks and the qualification of employees overseeing these risk management functions. The Audit Committee receives periodic reports from executive management team members responsible for the regulatory and compliance risk management functions.

Common Stock

The following table summarizes our common share repurchases and issuances for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
(Shares in millions)	2010	2009	2008

Common shares repurchased:
Open market	—	—	—
Benefit plans(1)	1.1	.3	1.0

Total shares repurchased	1.1	.3	1.0

Average purchase price per share	$13.44	$20.29	$24.51

Common shares issued	1.8	17.8	1.9

Authority remaining at end of period for repurchases	38.8	38.8	38.8

(1)	Shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

During 2009, we converted $339 million of our Series C Preferred Stock to common stock. As part of this conversion, we delivered to the holders of the preferred stock: (1) approximately 17 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in additional dividends recorded as part of preferred stock dividends for the year of approximately $53 million.

On December 15, 2010, the mandatory conversion date, the remaining 810,370 shares of our Series C Preferred Stock were converted into 41 million shares of common stock.

The closing price of our common stock on December 31, 2010 was $12.59

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the years ended December 31, 2010 and 2009 and the effect on fair values at December 31, 2010 and 2009, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. Both of these analyses do not consider any potential mark-to-market losses that may occur related to our Residual Interests (prior to the adoption of topic updates on ASC 810 on January 1, 2010) that may result from asset and funding basis divergence or a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased.

	Year Ended December 31, 2010
					Asset
	Interest Rates:				and Funding
	Change from		Change from		Index
	Increase of		Increase of		Mismatches(1)
	100 Basis		300 Basis		Increase of
	Points		Points		25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$3	1%	$33	5%	$(372)	(61)%
Unrealized gains (losses) on derivative and hedging activities	131	27	82	17	(28)	(6)

Increase in net income before taxes	$134	12%	$115	11%	$(400)	(37)%

Increase in diluted earnings per common share	$.270	29%	$.235	25%	$(.819)	(87)%

	Year Ended December 31, 2009
					Asset
	Interest Rates:				and Funding
	Change from		Change from		Index
	Increase of		Increase of		Mismatches(1)
	100 Basis		300 Basis		Increase of
	Points		Points		25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(70)	(7)%	$(31)	(3)%	$(321)	(31)%
Unrealized gains (losses) on derivative and hedging activities	108	33	18	5	106	33

Increase in net income before taxes	$38	5%	$(13)	(2)%	$(215)	(30)%

Increase in diluted earnings per common share	$.080	21%	$(.027)	(7)%	$(.456)	(120)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At December 31, 2010
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP Loans	$147,163	$(649)	—%	$(1,318)	(1)%
Private Education Loans	30,949	—	—	—	—
Other earning assets	11,641	(1)	—	(2)	—
Other assets	9,449	(565)	(6)	(996)	(11)%

Total assets	$199,202	$(1,215)	(1)%	$(2,316)	(1)%

Liabilities
Interest bearing liabilities	$187,959	$(704)	—%	$(1,938)	(1)%
Other liabilities	3,136	(217)	(7)	257	8

Total liabilities	$191,095	$(921)	—%	$(1,681)	(1)%

	At December 31, 2009
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP Loans	$119,747	$(470)	—%	$(979)	(1)%
Private Education Loans	20,278	—	—	—	—
Other earning assets	13,472	(4)	—	(11)	—
Other assets	12,506	(690)	(6)	(1,266)	(10)

Total assets	$166,003	$(1,164)	(1)%	$(2,256)	(1)%

Liabilities
Interest bearing liabilities	$154,037	$(852)	(1)%	$(2,159)	(1)%
Other liabilities	3,263	(21)	(1)	547	17

Total liabilities	$157,300	$(873)	(1)%	$(1,612)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment — Floor Income — ‘Core Earnings’ Basis,” we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets.

During the years ended December 31, 2010 and 2009, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged on-balance sheet loans being in a fixed-rate mode due to the Embedded Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed debt. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. In the 100 and 300 basis point scenarios for the year ended December 31, 2010, the increase in income resulted from item (ii) having a greater impact than item (i). In the prior year period, item (i) resulted in a decrease to income in the 100 and 300 basis point scenarios.

Under the scenario in the tables above labeled “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Asset and Liability Funding Gap” of this Item 7A for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps. Basis swaps used to convert LIBOR-based debt to indices that we believe are economic hedges of the indices of the assets being funded resulted in an unrealized losses of $(204) million and $(102) million for the years ended December 31, 2010 and 2009, respectively. Offsetting this unrealized loss are basis swaps that economically hedge our Private Education Loan securitization trusts. Unrealized gains for these basis swaps totaled $176 million and $208 million for the years ended December 31, 2010 and 2009, respectively. The change from a net gain in the prior year period to a net loss in the current year period was the impact of basis swap hedges in securitization trusts that were previously off-balance sheet prior to new consolidation accounting adopted on January 1, 2010 (see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Transfers of Financial Assets and the VIE Consolidation Model” for further discussion).

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. As it relates to our corporate unsecured and securitization debt programs used to fund our business, our policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In the current economic environment, volatility in the spread between spot and forward foreign exchange rates has resulted in material mark-to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2010. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

	Frequency of
Index	Variable			Funding
(Dollars in billions)	Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$139.2	$.1	$139.1
3-month Treasury bill	weekly	8.2	—	8.2
Prime	annual	.8	—	.8
Prime	quarterly	5.4	—	5.4
Prime	monthly	23.1	—	23.1
Prime	daily	—	3.0	(3.0)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	132.1	(132.1)
1-month LIBOR	monthly	7.3	15.3	(8.0)
CMT/CPI Index	monthly/quarterly	—	2.0	(2.0)
Non Discrete reset(2)	monthly	—	34.6	(34.6)
Non Discrete reset(3)	daily/weekly	11.5	2.3	9.2
Fixed Rate(4)		9.3	15.9	(6.6)

Total		$205.3	$205.3	$—

(1)	Funding includes all derivatives that qualify as hedges.

(2)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and cash collateral held related to derivatives exposures that are recorded as a short-term debt obligation.

(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that typically convert quarterly reset three-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

“Core Earnings” Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$139.2	$.1	$139.1
3-month Treasury bill	weekly	8.2	2.0	6.2
Prime	annual	.8	—	.8
Prime	quarterly	5.4	1.5	3.9
Prime	monthly	23.1	8.6	14.5
Prime	daily	—	3.0	(3.0)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	55.5	(55.5)
3-month LIBOR	quarterly	—	54.6	(54.6)
1-month LIBOR	monthly	7.3	20.1	(12.8)
1-month LIBOR	daily	—	9.0	(9.0)
Non Discrete reset(2)	monthly	—	34.6	(34.6)
Non Discrete reset(3)	daily/weekly	11.5	2.3	9.2
Fixed Rate(4)		6.6	11.3	(4.7)

Total		$202.6	$202.6	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and cash collateral held related to derivatives exposures that are recorded as a short-term debt obligation.

(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset three-month LIBOR to fund a large portion of our daily reset three-month commercial paper indexed assets. In addition, we use quarterly reset three-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non-Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 through the second quarter of 2009 with the commercial paper and LIBOR indices. As of December 31, 2010, we have approximately $92.6 billion of FFELP Loans indexed to three-month commercial paper (“3M CP”) that are funded with debt indexed to 3M LIBOR.

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2010.

Weighted Average
(Averages in Years)	Life

Earning assets
Student loans	7.7
Other loans	6.2
Cash and investments	.1

Total earning assets	7.3

Borrowings
Short-term borrowings	.3
Long-term borrowings	7.2

Total borrowings	6.0

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding directors and executive officers set forth under the captions “Proposal 1: Election of Directors” and “Executive Officers” in the Proxy Statement to be filed on schedule 14A relating to our Annual Meeting of Stockholders scheduled to be held on May 19, 2011 (the “2011 Proxy Statement”) is incorporated by reference in this section.

The information regarding reports filed under Section 16 of the Securities and Exchange Act of 1934 set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2011 Proxy Statement is incorporated by reference in this section.

The information regarding our Code of Business Conduct set forth under the caption “Code of Business Conduct” of our 2011 Proxy Statement is incorporated by reference in this section.

The information regarding our process regarding nominees to the board of directors and the identification of the “audit committee financial experts” set forth under the caption “Corporate Governance” of our 2011 Proxy Statement is incorporated by reference in this section.

Item 11.	Executive Compensation

The information set forth under the caption “Executive and Director Compensation” in the 2011 Proxy Statement is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Stock Ownership,” “General Information — Principal Shareholders” and “Equity Compensation Plan Information” in the 2011 Proxy Statement is incorporated by reference in this section. There are no arrangements known to us, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Related Persons Transactions” and, regarding director independence under the caption “Corporate Governance” in the 2011 Proxy Statement is incorporated by reference in this section.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement is incorporated by reference in this section.

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

We will furnish at cost a copy of any exhibit filed with or incorporated by reference into this Annual Report. Oral or written requests for copies of any exhibits should be directed to the Corporate Secretary.

4.	Appendices

Appendix A — Federal Family Education Loan Program

(b)	Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	S-8	5/22/09
3.2	By-Laws of the Company	8-K	8/6/08
10.1	SLM Holding Corporation Directors Stock Plan†	DEF14-A	4/10/98
10.2	SLM Holding Corporation Management Incentive Plan†	DEF14-A	4/10/98
10.3	Stock Option Agreement, SLM Corporation Incentive Plan, Incentive, Price-Vested with Replacement-2004†	10-Q	11/9/04
10.4	Stock Option Agreement, SLM Corporation Incentive Plan, Non-Qualified, Price-Vested Options-2004†	10-Q	11/9/04
10.5	SLM Corporation Incentive Plan, Amended and Restated May 19, 2005†	8-K	5/25/05
10.6	SLM Corporation Directors Stock Plan†	8-K	5/25/05
10.7	Stock Option Agreement SLM Corporation Incentive Plan Net-Settled, Price-Vested Options — 1 Year Minimum — 2006†	10-K	3/9/06
10.8	Retainer Agreement between Anthony P. Terracciano and the Company†	10-Q	5/9/08

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date

10.9	Employment Agreement between Albert L. Lord and the Company†	10-Q	5/9/08
10.10	Note Purchase and Security Agreement by and among Phoenix Fundings I, Sallie Mae, Inc., The Bank of New York Trust Company, N.A., Deutsche Bank Trust Company Americas, UBS Real Estate Securities Inc., and UBS Securities LLC	10-Q	5/9/08
10.11	Note Purchase and Security Agreement by and among Rendezvous Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of America Securities LLC, J.P. Morgan Securities Inc., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank Securities Inc., Credit Suisse New York Branch, The Bank of New York Trust Company, N.A., Sallie Mae, Inc. and certain other parties thereto	10-Q	5/9/08
10.12	Note Purchase and Security Agreement by and among Bluemont Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of America Securities LLC, J.P. Morgan Securities Inc., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank Securities Inc., Credit Suisse New York Branch, The Bank of New York Trust Company, N.A., Sallie, Inc. and certain other parties thereto	10-Q	5/9/08
10.13	Schedule of Contracts Substantially Identical to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2008 in all Material Respects: between Town Center Funding I and Town Hall Funding I	10-Q	5/9/08
10.14	Employment Agreement between John F. Remondi and the Company as amended as described in Form 8-K filed on 2/1/11	10-Q	8/7/08
10.15	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2009†	10-K	3/2/09
10.16	Sallie Mae Supplemental 401(k) Savings Plan†	10-K	3/2/09
10.17	Sallie Mae Supplemental Cash Account Retirement Plan†	10-K	3/2/09
10.18	Amendment to the Note Purchase and Security Agreement by and among Phoenix Fundings I, Sallie Mae, Inc., The Bank of New York Trust Company, N.A., Deutsche Bank Trust Company Americas, UBS Real Estate Securities Inc., and UBS Securities LLC	10-K	3/2/09
10.19	Amendment to the Note Purchase and Security by and among Rendezvous Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of America Securities LLC, J.P. Morgan Securities Inc., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank Securities Inc., Credit Suisse New York Branch, The Bank of New York Trust Company, N.A., Sallie Mae, Inc. and certain other parties thereto	10-K	3/2/09
10.20	Amendment to the Note of Purchase and Security Agreement by and among Bluemont Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of America Securities LLC, J.P. Morgan Securities Inc., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank Securities Inc., Credit Suisse New York Branch, The Bank of New York Trust Company, N.A., Sallie Mae, Inc. and certain other parties thereto	10-K	3/2/09

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date

10.21	Amendment to the Note Purchase Agreement by Town Hall Funding I, Sallie Mae, Inc., the Bank of New York Mellon Trust Company, National Association, JPMorgan Chase Bank, N.A., Bank of America, NA, Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch., Credit Suisse New York Branch, Royal Bank of Canada, Lloyds TSB Bank plc, Merrill Lynch Bank USA, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, Natixis Financial Products Inc., BNP Paribas, New York Branch, Bank of America, N.A., and certain other parties thereto.	10-K	3/2/09
10.22	SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009†	10-K	3/2/09
10.23	SLM Corporation Incentive Plan Performance Stock Term Sheet, “Core Earnings” Net Income Target-Sustained Performance-2009†	10-K	3/2/09
10.24	SLM Corporation Directors Equity Plan†	S-8	5/22/09
10.25	SLM Corporation 2009-2012 Incentive Plan†	S-8	5/22/09
10.26	Confidential Agreement and Release of C.E. Andrews†	10-Q	8/5/09
10.27	Confidential Agreement and Release of Robert Autor†	10-Q	8/5/09
10.28	Amended and Restated Note Purchase and Security Agreement by and among Bluemont Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Banc of America Securities LLC, J.P. Morgan Securities Inc.; The Bank of New York Mellon Trust Company, National Association, Sallie Mae, Inc. and certain other parties thereto	10-Q	8/5/09
10.29	Schedule of Contracts Substantially Identical to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2009 in all Material Respects: Town Center Funding I LLC and Town Hall Funding I LLC	10-Q	8/5/09
10.30	SLM Corporation Directors Equity Plan, Non-Employee Director Restricted Stock Agreement 2009†	10-Q	11/5/09
10.31	SLM Corporation Directors Equity Plan, Non-Employee Director Stock Option Agreement 2009†	10-Q	11/5/09
10.32	Confidential Agreement and Release of Barry Feierstein†	10-K	2/26/10
10.33	Amendment to Retainer Agreement Anthony Terracciano and SLM Corporation†	10-K	2/26/10
10.34	Affiliate Collateral Pledge and Security Agreement by and among SLM Education Credit Finance Corporation, HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines	10-K	2/26/10
10.35	Advances, Pledge and Security Agreement between HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines	10-K	2/26/10
10.36	Note Purchase and Security Agreement by and among Bluemont Funding 1, Bank of America, N.A., JPMorgan Chase Bank, N.A., Banc of America Securities LLC, J.P. Morgan Securities Inc., The Bank of New York Mellon Trust Company, National Association and Sallie Mae, Inc. and certain other parties thereto	10-K	2/26/10
10.37	Schedule of Contracts Substantially Identical to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed on February 26, 2010 in all Material Respects: between Town Center Funding 1 LLC and Town Hall Funding I LLC	10-K	2/26/10
10.38	SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement†	10-Q	5/6/10
10.39	SLM Corporation 2009-2012 Incentive Plan Performance Stock Award Term Sheet†	10-Q	5/6/10

Exhibit			Incorporated by Reference
Number		Exhibit Description	Form	Filing Date

10.40		Employment Agreement between Joseph DePaulo and the Company†	10-Q	5/6/10
10.41		Offer to Exchange Certain Outstanding Stock Options for Replacement Options	SC-TO-I	5/14/10
10.42		Offer to Exchange Certain Outstanding Stock Options for Replacement Options — Final Amendments	SC-TO-I/A	6/10/10
10.43		Asset Purchase Agreement by and among The Student Loan Corporation; Citibank, N.A., Citibank (South Dakota) National Association, SLC Student Loan Receivables I, Inc., SLM Corporation, Bull Run 1 LLC, SLM Education Credit Finance Corporation and Sallie Mae, Inc.	10-Q	11/8/10
10.44		Amendment to Retainer Agreement between Anthony P. Terracciano and the Company, dated September 29, 2010†*
10.45		SLM Corporation Executive Severance Plan for Senior Officers†*
10.46		SLM Corporation Change in Control Severance Plan for Senior Officers†*
10.47		Employment Agreement between Laurent C. Lutz and the Company†*
10.48		Confidential Agreement and Release of John (Jack) Hewes†*
10.49		Amendment to Stock Option and Restricted/Performance Stock Terms†*
10.50		SLM Corporation 2009—2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options — 2011†*
10.51		SLM Corporation 2009—2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet Time Vested — 2011†*
21.1		List of Subsidiaries*
23		Consent of PricewaterhouseCoopers LLP*
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003*
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003*
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003*
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003*
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 28, 2011

SLM CORPORATION

By:	/s/ Albert L. Lord
Albert L. Lord
Vice Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Lord Albert L. Lord	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/s/ Jonathan C. Clark Jonathan C. Clark	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Anthony P. Terracciano Anthony P. Terracciano	Chairman of the Board of Directors	February 28, 2011

/s/ Ann Torre Bates Ann Torre Bates	Director	February 28, 2011

/s/ William M. Diefenderfer, III William M. Diefenderfer, III	Director	February 28, 2011

/s/ Diane Suitt Gilleland Diane Suitt Gilleland	Director	February 28, 2011

/s/ Earl A. Goode Earl A. Goode	Director	February 28, 2011

/s/ Ronald F. Hunt Ronald F. Hunt	Director	February 28, 2011

/s/ Michael E. Martin Michael E. Martin	Director	February 28, 2011

/s/ Barry A. Munitz Barry A. Munitz	Director	February 28, 2011

Signature	Title	Date

/s/ Howard H. Newman Howard H. Newman	Director	February 28, 2011

/s/ A. Alexander Porter, Jr. A. Alexander Porter, Jr.	Director	February 28, 2011

/s/ Frank C. Puleo Frank C. Puleo	Director	February 28, 2011

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	February 28, 2011

/s/ Steven L. Shapiro Steven L. Shapiro	Director	February 28, 2011

/s/ J. Terry Strange J. Terry Strange	Director	February 28, 2011

/s/ Barry L. Williams Barry L. Williams	Director	February 28, 2011

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management also used an IT governance framework that is based on the COSO framework, Control Objectives for Information and related Technology, which was issued by the Information Systems Audit and Control Association and the IT Governance Institute. Based on our assessment and those criteria, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SLM Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for transfers and servicing of financial assets and consolidations of variable interest entities in 2010.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, VA

February 28, 2011

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,	December 31,
	2010	2009

Assets
FFELP Loans (net of allowance for losses of $188,858 and $161,168, respectively)	$148,649,400	$111,357,434
FFELP Stafford Loans Held-For-Sale	—	9,695,714
Private Education Loans (net of allowance for losses of $2,021,580 and $1,443,440, respectively)	35,655,724	22,753,462
Investments
Available-for-sale	83,048	1,273,275
Other	873,376	740,553

Total investments	956,424	2,013,828
Cash and cash equivalents	4,342,327	6,070,013
Restricted cash and investments	6,254,493	5,168,871
Retained Interest in off-balance sheet securitized loans	—	1,828,075
Goodwill and acquired intangible assets, net	478,409	1,177,310
Other assets	8,970,272	9,920,591

Total assets	$205,307,049	$169,985,298

Liabilities
Short-term borrowings	$33,615,856	$30,896,811
Long-term borrowings	163,543,504	130,546,272
Other liabilities	3,136,111	3,263,593

Total liabilities	200,295,471	164,706,676

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized
Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	400,000	400,000
Series C, 7.25% mandatory convertible preferred stock; 0 and 810 shares, respectively, issued at liquidation preference of $1,000 per share	—	810,370
Common stock, par value $.20 per share, 1,125,000 shares authorized: 595,263 and 552,220 shares issued, respectively	119,053	110,444
Additional paid-in capital	5,939,838	5,090,891
Accumulated other comprehensive loss (net of tax benefit of $25,758 and $23,448, respectively)	(44,664)	(40,825)
Retained earnings	308,839	604,467

Total SLM Corporation stockholders’ equity before treasury stock	6,888,066	7,140,347
Common stock held in treasury at cost: 68,320 and 67,222 shares, respectively	1,876,488	1,861,738

Total SLM Corporation stockholders’ equity	5,011,578	5,278,609
Noncontrolling interest	—	13

Total equity	5,011,578	5,278,622

Total liabilities and equity	$205,307,049	$169,985,298

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31,	December 31,
	2010	2009

FFELP Loans	$145,750,016	$118,731,699
Private Education Loans	24,355,683	10,107,298
Restricted cash and investments	5,983,080	4,596,147
Other assets	3,705,716	3,639,918
Short-term borrowings	24,484,353	23,384,051
Long-term borrowings	142,243,771	101,012,628

Net assets of consolidated variable interest entities	$13,066,371	$12,678,383

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008

Interest income:
FFELP Loans	$3,345,175	$3,093,782	$5,173,086
Private Education Loans	2,353,134	1,582,514	1,737,554
Other loans	29,707	56,005	82,734
Cash and investments	25,899	26,064	276,264

Total interest income	5,753,915	4,758,365	7,269,638
Total interest expense	2,274,771	3,035,639	5,905,418

Net interest income	3,479,144	1,722,726	1,364,220
Less: provisions for loan losses	1,419,413	1,118,960	719,650

Net interest income after provisions for loan losses	2,059,731	603,766	644,570

Other income (loss):
Securitization servicing and Residual Interest revenue	—	295,297	261,819
Gains (losses) on sales of loans and securities, net	324,780	283,836	(186,155)
Losses on derivative and hedging activities, net	(360,999)	(604,535)	(445,413)
Servicing revenue	404,927	440,098	407,575
Contingency revenue	330,390	294,177	329,745
Gains on debt repurchases	316,941	536,190	64,477
Other	6,369	88,016	39,979

Total other income	1,022,408	1,333,079	472,027

Expenses:
Salaries and benefits	561,128	539,423	570,430
Other operating expenses	646,574	503,013	459,047

Total operating expenses	1,207,702	1,042,436	1,029,477
Goodwill and acquired intangible assets impairment and amortization expense	698,902	75,960	49,674
Restructuring expenses	85,236	10,571	71,659

Total expenses	1,991,840	1,128,967	1,150,810

Income (loss) from continuing operations, before income tax expense (benefit)	1,090,299	807,878	(34,213)
Income tax expense (benefit)	492,769	263,868	(36,693)

Net income from continuing operations	597,530	544,010	2,480
Loss from discontinued operations, net of tax benefit	(67,148)	(219,872)	(215,106)

Net income (loss)	530,382	324,138	(212,626)
Preferred stock dividends	72,143	145,836	111,206

Net income (loss) attributable to SLM Corporation common stock	$458,239	$178,302	$(323,832)

Basic earnings (loss) per common share:
Continuing operations	$1.08	$.85	$(.23)

Discontinued operations	$(.14)	$(.47)	$(.46)

Total	$.94	$.38	$(.69)

Average common shares outstanding	486,673	470,858	466,642

Diluted earnings (loss) per common share:
Continuing operations	$1.08	$.85	$(.23)

Discontinued operations	$(.14)	$(.47)	$(.46)

Total	$.94	$.38	$(.69)

Average common and common equivalent shares outstanding	488,485	471,584	466,642

Dividends per common share	$—	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535	$11,360	$5,234,895
Comprehensive income:
Net income (loss)									(212,626)		(212,626)		(212,626)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments, net of tax								(45,360)			(45,360)		(45,360)
Change in unrealized gains (losses) on derivatives, net of tax								(71,412)			(71,412)		(71,412)
Defined benefit pension plans adjustment								(1,413)			(1,413)		(1,413)

Comprehensive income (loss)											(330,811)		(330,811)
Cash dividends:
Preferred stock, series A ($3.49 per share)									(11,501)		(11,501)		(11,501)
Preferred stock, series B ($4.09 per share)									(15,927)		(15,927)		(15,927)
Preferred stock, series C ($69.48 per share)									(83,128)		(83,128)		(83,128)
Restricted stock dividend									(1,852)		(1,852)		(1,852)
Issuance of common shares		1,908,595	3,667	1,912,262		382	38,575			79	39,036		39,036
Issuance of preferred shares	150,000				150,000		(4,655)				145,345		145,345
Preferred stock issuance costs and related amortization							650		(650)		—		—
Conversion of preferred shares	(230)	9,595		9,595	(230)	2	228				—		—
Tax benefit related to employee stock option and purchase plans							(16,981)				(16,981)		(16,981)
Stock-based compensation cost							76,121				76,121		76,121
Cumulative effect of accounting change								(194,655)	194,655		—		—
Repurchase of common shares:
Benefit plans			(1,010,673)	(1,010,673)						(24,767)	(24,767)		(24,767)
Acquisition of noncontrolling interest in Purchased Paper business											—	(4,355)	(4,355)
Noncontrolling interest — other											—	265	265

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714,770	$106,883	$4,684,112	$(76,476)	$426,175	$(1,856,394)	$4,999,070	$7,270	$5,006,340
Comprehensive income:
Net income									324,138		324,138		324,138
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								2,872			2,872		2,872
Change in unrealized gains (losses) on derivatives, net of tax								40,087			40,087		40,087
Defined benefit pension plans adjustment								(7,308)			(7,308)		(7,308)

Comprehensive income											359,789		359,789
Cash dividends:
Preferred stock, series A ($3.49 per share)									(11,500)		(11,500)		(11,500)
Preferred stock, series B ($1.76 per share)									(6,752)		(6,752)		(6,752)
Preferred stock, series C ($72.50 per share)									(97,523)		(97,523)		(97,523)
Restricted stock dividend									(10)		(10)		(10)
Issuance of common shares		536,036	98	536,134		107	3,186			5	3,298		3,298
Preferred stock issuance costs and related amortization							650		(650)		—		—
Conversion of preferred shares	(339,400)	17,272,269		17,272,269	(339,400)	3,454	365,357		(29,411)		—		—
Tax benefit related to employee stock option and purchase plans							(9,710)				(9,710)		(9,710)
Stock-based compensation cost							47,296				47,296		47,296
Repurchase of common shares:
Benefit plans			(263,640)	(263,640)						(5,349)	(5,349)		(5,349)
Sale of international Purchased Paper — Non-Mortgage business											—	(7,257)	(7,257)
Noncontrolling interest — other											—	—	—

Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375,370	$110,444	$5,090,891	$(40,825)	$604,467	$(1,861,738)	$5,278,609	$13	$5,278,622

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375,370	$110,444	$5,090,891	$(40,825)	$604,467	$(1,861,738)	$5,278,609	$13	$5,278,622
Comprehensive income:
Net income									530,382		530,382		530,382
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								593			593		593
Change in unrealized gains (losses) on derivatives, net of tax								5,110			5,110		5,110
Defined benefit pension plans adjustment								(9,542)			(9,542)		(9,542)

Comprehensive income											526,543		526,543
Cash dividends:
Preferred stock, series A ($3.49 per share)									(11,500)		(11,500)		(11,500)
Preferred stock, series B ($1.05 per share)									(4,208)		(4,208)		(4,208)
Preferred stock, series C ($72.50 per share)									(56,141)		(56,141)		(56,141)
Restricted stock dividend									(11)		(11)		(11)
Issuance of common shares		1,803,683		1,803,683		361	16,184				16,545		16,545
Preferred stock issuance costs and related amortization							294		(294)		—		—
Conversion of preferred shares	(810,370)	41,240,215		41,240,215	(810,370)	8,248	802,122				—		—
Tax benefit related to employee stock option and purchase plans							(9,145)				(9,145)		(9,145)
Stock-based compensation cost							39,492				39,492		39,492
Cumulative effect of accounting change									(753,856)		(753,856)		(753,856)
Repurchase of common shares:
Benefit plans			(1,097,647)	(1,097,647)						(14,750)	(14,750)		(14,750)
Noncontrolling interest — other											—	(13)	(13)

Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565,000	$119,053	$5,939,838	$(44,664)	$308,839	$(1,876,488)	$5,011,578	$—	$5,011,578

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

Operating activities
Net income (loss)	$530,382	$324,138	$(212,626)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations, net of tax	67,148	219,872	215,106
(Gains) losses on loans and securities, net	(5,987)	580	186,155
Goodwill and acquired intangible assets impairment and amortization expense	698,902	75,960	49,674
Stock-based compensation cost	39,750	51,065	86,271
Unrealized (gains)/losses on derivative and hedging activities	(478,446)	324,443	559,895
Provisions for loan losses	1,419,413	1,118,960	719,650
Student loans originated for sale, net	(9,647,617)	(19,099,583)	(7,787,869)
(Increase) decrease in restricted cash — other	(2,327)	40,051	96,617
(Increase) decrease in accrued interest receivable	(3,928)	893,516	(279,082)
(Decrease) in accrued interest payable	(77,180)	(517,401)	(200,501)
Adjustment for non-cash (income)/loss related to Retained Interest	—	329,953	425,462
Decrease (increase) in other assets	888,951	(160,700)	304,038
(Decrease) in other liabilities	(121,555)	(29,276)	(155,768)

Cash (used in) operating activities — continuing operations	(6,692,494)	(16,428,422)	(5,992,978)

Cash provided by operating activities — discontinued operations	—	514,713	301,234

Total net cash (used in) operating activities	(6,692,494)	(15,913,709)	(5,691,744)

Investing activities
Student loans acquired	(8,818,775)	(9,403,093)	(23,337,946)
Loans purchased from securitized trusts	—	(5,978)	(1,243,671)
Reduction of student loans:
Installment payments, claims and other	14,019,904	10,749,227	10,333,901
Proceeds from sales of student loans	587,540	788,221	496,183
Other loans — originated	(15)	(2,823)	(1,138,355)
Other loans — repaid	131,991	261,491	1,542,307
Other investing activities, net	(227,644)	(703,758)	(60,483)
Purchases of available-for-sale securities	(38,303,181)	(128,478,198)	(101,140,587)
Proceeds from sales of available-for-sale securities	—	100,056	328,530
Proceeds from maturities of available-for-sale securities	39,465,282	127,951,879	102,436,912
Purchases of held-to-maturity and other securities	(141,783)	(889)	(500,255)
Proceeds from maturities of held-to-maturity securities and other securities	135,936	79,171	407,180
Decrease (increase) in restricted cash — on-balance sheet trusts	426,224	(1,181,275)	918,403
Return of investment from Retained Interest	—	26,513	403,020
Purchase of subsidiaries, net of cash acquired	—	—	(37,868)

Cash provided by (used in) investing activities — continuing operations	7,275,479	180,544	(10,592,729)

Cash provided by (used in) investing activities — discontinued operations	138,631	130,507	(74,558)

Total net cash provided by (used in) investing activities	7,414,110	311,051	(10,667,287)

Financing activities
Borrowings collateralized by loans in trust — issued	5,917,192	12,997,915	17,986,955
Borrowings collateralized by loans in trust — repaid	(10,635,667)	(5,689,713)	(6,299,483)
Asset-backed commercial paper conduits, net	(2,060,387)	(16,138,186)	(1,649,287)
ED Participation Program, net	11,251,560	19,301,929	7,364,969
ED Conduit Program facility, net	663,707	14,313,837	—
Other short-term borrowings issued	—	298,294	2,592,429
Other short-term borrowings repaid	(167,849)	(1,434,538)	(1,512,031)
Other long-term borrowings issued	1,463,549	4,333,181	3,563,003
Other long-term borrowings repaid	(9,954,538)	(9,504,267)	(9,518,655)
Other financing activities, net	1,145,046	(751,087)	284,659
Excess tax benefit from the exercise of stock-based awards	373	—	281
Common stock issued	195	664	5,979
Preferred stock issued	—	—	145,345
Preferred dividends paid	(71,849)	(115,775)	(110,556)
Noncontrolling interest, net	(634)	(9,585)	(6,606)

Net cash (used in) provided by financing activities	(2,449,302)	17,602,669	12,847,002

Net (decrease) increase in cash and cash equivalents	(1,727,686)	2,000,011	(3,512,029)
Cash and cash equivalents at beginning of year	6,070,013	4,070,002	7,582,031

Cash and cash equivalents at end of year	$4,342,327	$6,070,013	$4,070,002

Cash disbursements made (refunds received) for:
Interest	$2,372,182	$3,656,545	$6,157,096

Income taxes, net	$(428,200)	$298,285	$699,364

Noncash activity:
Investing activity — Student loans acquired from the Student Loan Corporation	$25,638,570	$—	$—

Financing activity — Borrowings assumed in acquisition from the Student Loan Corporation	$26,014,125	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

1.	Organization and Business

SLM Corporation (“we”, “us”, “our”, or the “Company”) is a holding company that operates through a number of subsidiaries. We were formed 38 years ago as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for student loans. In 2004, we completed our transformation to a private company through our wind-down of the GSE. The GSE’s outstanding obligations were placed into a Master Defeasance Trust Agreement as of December 29, 2004, which was fully collateralized by direct, noncallable obligations of the United States.

We provide Private Education Loans that help students and their families bridge the gap between family resources, federal loans, grants, student aid, scholarships and the cost of a college education. We also provide savings products to help save for a college education. In addition we provide servicing and collection services on federal loans. We also offer servicing, collection and transaction support directly to colleges and universities in addition to the saving for college industry. Finally, we are the largest private owner of Federal Family Education Loan Program (“FFELP”) Loans.

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which included the SAFRA Act. Effective July 1, 2010, legislation eliminated the authority to originate new loans under FFELP and required that all new federal loans be made through the Direct Student Loan Program (“DSLP”). Consequently, we no longer originate FFELP Loans. Net interest income from our FFELP Loan portfolio and fees associated with servicing FFELP Loans and collecting on delinquent and defaulted FFELP Loans on behalf of Guarantors has been our largest source of income. The new law does not alter or affect the terms and conditions of existing FFELP Loans.

2.	Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions.

On January 1, 2010, we adopted the new consolidation accounting guidance. Under the new consolidation accounting guidance, if an entity has a variable interest in a VIE and that entity is determined to be the primary beneficiary of the VIE then that entity will consolidate the VIE. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitized assets, we are the servicer of the securitized assets and own the Residual Interest of the securitization trusts. As a result, we are the primary beneficiary of our securitization trusts and consolidated those trusts that were previously off-balance sheet at their historical cost basis on January 1, 2010. The historical cost basis is the basis that would exist if these securitization trusts had remained on-balance sheet since they settled. The new guidance did not change the accounting of any other VIEs we had a variable interest in as of January 1, 2010.

After the adoption of the new accounting guidance, our results of operations no longer reflect securitization, servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with our accounting treatment of prior on-balance securitization trusts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

The following table summarizes the change in the consolidated balance sheet resulting from the consolidation of the off-balance sheet securitization trusts upon the adoption of the new consolidation accounting guidance.

At January 1,
(Dollars in millions)	2010

FFELP Stafford Loans (net of allowance of $15)	$5,500
FFELP Consolidation Loans (net of allowance of $10)	14,797
Private Education Loans (net of allowance of $524)	12,341

Total student loans	32,638
Restricted cash and investments	1,041
Other assets	1,370

Total assets consolidated	35,049

Long-term borrowings	34,403
Other liabilities	6

Total liabilities consolidated	34,409

Net assets consolidated on balance sheet	640
Less: Residual Interest removed from balance sheet	1,828

Cumulative effect of accounting change before taxes	(1,188)

Tax effect	434

Cumulative effect of accounting change after taxes recorded to retained earnings	$(754)

Use of Estimates

Our financial reporting and accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include valuation and income recognition related to allowance for loan losses, loan effective interest rate method (student loan and debt premiums and discounts), fair value measurements, goodwill and acquired intangible asset impairment assessments, and derivative accounting.

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our financial statements. Fair value measurements are used in one of four ways:

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

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, we seek to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels are as follows:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. The types of financial instruments included in level 1 are highly liquid instruments with quoted prices.

•	Level 2 — Inputs from active markets, other than quoted prices for identical instruments, are used to determine fair value. Significant inputs are directly observable from active markets for substantially the full term of the asset or liability being valued.

•	Level 3 — Pricing inputs significant to the valuation are unobservable. Inputs are developed based on the best information available. However, significant judgment is required by us in developing the inputs.

Loans

Loans, consisting primarily of federally insured student loans and Private Education Loans, that we have the ability and intent to hold for the foreseeable future are classified as held for investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans we have not classified as held-for-investment are classified as held for sale, and carried at the lower of cost or fair value. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, there is no further adjustment to the loan’s allowance for loan loss that existed immediately prior to the reclassification to held-for-sale.

As market conditions permit, we may securitize loans as a source of financing for those loans. If we elect to use a securitization program to finance loans, loans are selected based on the required characteristics to structure the desired transaction at the most favorable financing terms (e.g., type of loan, mix of interim vs. repayment status, credit rating, maturity dates, etc.). Due to some of the structuring terms, certain transactions may qualify for sale treatment while others do not qualify for sale treatment and are recorded as financings.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

All our student loans, except for those which were sold under the ED’s Purchase Program, as discussed below, are initially categorized as held for investment until there is certainty as to each specific loan’s ultimate financing because we do not securitize all loans and most of our securitizations do not qualify for sales treatment. It is only when we have selected the loans to securitize and that securitization transaction qualifies as a sale do we transfer the loan into the held-for-sale classification and carry them at the lower of cost or fair value. If we anticipate recognizing a gain related to the impending securitization, then the fair value of the loans is higher than their respective cost basis and no valuation allowance is recorded.

Under The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”), ED has implemented the Loan Purchase Commitment Program (the “Purchase Program”) and Loan Participation Purchase Program (the “Participation Program”). Under the Purchase Program, ED agreed to purchase eligible FFELP Loans at a set price by September 30, 2010 at our option. Because we have the intent to sell such loans to ED we have classified all loans eligible to be sold to ED under the Purchase Program as held-for-sale. These loans are included in the “FFELP Stafford Held-for-Sale Loans” line on our consolidated balance sheets.

Student Loan Income

For loans classified as held for investment we recognize student loan interest income as earned, adjusted for the amortization of premiums and capitalized direct origination costs, accretion of discounts, and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions, and to estimates related to Repayment Borrower Benefits. The estimate of the prepayment speed includes the effect of consolidations, voluntary prepayments and student loan defaults, all of which shorten the life of loan. Prepayment speed estimates also consider the utilization of deferment and forbearance, which lengthen the life of loan. For Repayment Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. If our expectation is that the utilization of Repayment Borrower Benefits were to increase in future periods, it would reduce our current student loan yield. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. We also pay an annual 105 basis point Consolidation Loan Rebate Fee on FFELP Consolidation Loans which is netted against student loan interest income. Additionally, interest earned on student loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Student Loan Losses” below. We do not amortize any premiums, discounts or other adjustments to the basis of student loans when they are classified as held for sale.

Allowance for Loan Losses

We consider a loan to be impaired when, based on current information, it is probable that we will not receive all contractual amounts due. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. We generally evaluate impaired loans on an aggregate basis by grouping similar loans. Impaired loans also include those loans which are individually assessed and measured for impairment, such as in a troubled debt restructuring. We maintain an allowance for loan losses at an amount sufficient to absorb losses incurred in our portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio.

When calculating the allowance for loan loss we estimate the amount of loans which will default over the next two years and how much we will recover over time related to the defaulted amount. Our historical experience indicates that, on average, the time between the date that a borrower experiences a default causing

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

event (e.g., the loss trigger event) and the date that we charge-off the unrecoverable portion of that loan is two years. We start with historical experience of customer default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical default rates. We also take into account the current and future economic environment when calculating the allowance for loan loss. We analyze key economic statistics and the effect they will have on future defaults. Key economic statistics analyzed as part of the allowance for loan loss are unemployment rates (total and specific to college graduates) and other asset type delinquency rates (credit cards, mortgages). Significantly more judgment has been required over the last three years, compared with years prior, in light of the U.S. economy and its effect on our customer’s ability to pay their obligations.

We estimate the allowance for loan losses for our loan portfolio using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Our default estimates are based on a loss confirmation period of two years (i.e., our allowance for loan loss covers the next two years of expected charge-offs). The two-year estimate for the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

Below we describe in further detail our policies and procedures for the allowance for loan losses as they relate to our Private Education Loan and FFELP Loan portfolios.

Allowance for Private Education Loan Losses

We determine the collectability of our Private Education Loan portfolio by evaluating risk characteristics such as school type, credit scores, existence of a cosigner, loan type, loan status, loan seasoning (number of months in repayment for which a scheduled payment was due) and the current economic environment. We have identified school type, credit score, the existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on our determination of the adequacy of our allowance for loan losses. The type of school borrowers attend can have an impact on their job prospects after graduation and therefore affects their ability to make payments. Credit scores are an indicator of the credit worthiness of a borrower and the lower the credit score the more likely it is the borrower will be unable to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than a current loan and because loans in the grace/deferment periods have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with no history of making payments. The existence of a cosignor lowers the likelihood of default. We monitor and update these credit qualities in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.

As noted above, we use historical experience of borrower default behavior and charge-offs to estimate the probable credit losses incurred in the loan portfolio at the reporting date. Similar to estimating defaults, we use historical borrower payment behavior to estimate the timing and amount of future recoveries on charged off loans. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. In deciding whether to make a qualitative adjustment, one technique we use is projection modeling to determine if the allowance for loan losses is sufficient to absorb credit losses anticipated during the loss confirmation period. Projection modeling is a forward-looking

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

projection of charge-offs. Assumptions that are utilized in the projection modeling include (but are not limited to) historical experience, recent changes in collection policies and procedures, collection performance, and macroeconomic indicators. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses.

As part of concluding on the adequacy of the allowance for loan loss, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

In 2009, we implemented a program which offers loan modifications to borrowers who qualify. Temporary interest rate concessions are granted to borrowers experiencing financial difficulties and who meet other criteria. The allowance on these loans is calculated based on the present value of the expected cash flows (including estimates of future defaults) discounted at the loan’s previous effective interest rate. This calculation contains estimates which are inherently subjective and are evaluated on a quarterly basis.

The majority of our Private Education Loans originated prior to July 2009, do not require borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are generally low while the borrower is in school. At December 31, 2010, 22 percent of the principal balance in the higher education Private Education Loan portfolio was related to borrowers who are in in-school or grace status and not required to make payments. As this population of loans age, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will change accordingly.

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

We consider a loan to be delinquent 31 days after the last payment was contractually due. We use a model to estimate the amount of uncollectible accrued interest on Private Education Loans and reserve for that amount against current period interest income.

In general, Private Education Loan principal is charged off against the allowance when at the end of the month the loan exceeds 212 days past due. The charge-off amount equals the estimated loss of the defaulted loan balance. Actual recoveries, as they are received, are applied against the remaining loan balance that was not charged-off. If periodic recoveries are less than originally expected, the difference results in immediate additional provision expense and charge-off of such amount.

Previously, when Private Education Loans in our off-balance sheet securitized trusts settled before September 30, 2005 became 180 days delinquent, we exercised our contingent call option (we do not hold the contingent call option for any trusts settling after September 30, 2005) to repurchase these loans at par value and recorded a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. Beginning in October 2008, we decided to no longer exercise our contingent call option. The losses recorded upon repurchase of loans under the contingent call option, for the years ended December 31, 2010, 2009 and 2008 were $0, $0, and $141 million, respectively, and were recorded in the “Gains (losses) on sales of loans and securities, net” line item in the consolidated statements of income. Subsequent to buyback, we account for these loans in the same manner as discussed under “Discontinued Operations” for our purchased paper portfolio. The initial valuation at buyback uses a discount rate similar to that used in valuing the Private

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Education Loan Residual Interests, as that rate takes into account the credit and liquidity risks inherent in loans being repurchased. Interest income recognized was recorded as part of student loan interest income. Upon the adoption of new consolidation accounting guidance on January 1, 2010, this buyback treatment no longer exists.

Allowance for FFELP Loan Losses

FFELP Loans are guaranteed as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

Similar to the allowance for Private Education Loan losses, the allowance for FFELP Loan losses uses historical experience of borrower default behavior and a two year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

Cash and Cash Equivalents

Cash and cash equivalents includes term federal funds, Eurodollar deposits, money market funds and bank deposits with original terms to maturity of less than three months.

Restricted Cash and Investments

Restricted cash primarily includes amounts held in on-balance sheet student loan securitization trusts and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities.

In connection with our tuition payment plan product, we receive cash from students and parents that in turn is owed to schools. This cash, a majority of which has been deposited at Sallie Mae Bank (“the Bank”), our Utah industrial bank subsidiary, is held in escrow for the beneficial owners. In addition, the cash rebates that Upromise members earn from qualifying purchases from Upromise’s participating companies are held in trust for the benefit of the members. This cash is held pursuant to a trust document until distributed in accordance with the Upromise member’s request and/or the terms of the Upromise service. Upromise, which acts as the trustee for the trust, has deposited a majority of the cash with the Bank pursuant to a money market deposit account agreement between the Bank and Upromise as trustee of the trust. Subject to capital requirements and other laws, regulations and restrictions applicable to Utah industrial banks, the cash that is deposited with the Bank in connection with the tuition payment plan and the Upromise rebates described above is not restricted and, accordingly, is not included in restricted cash and investments in our consolidated financial statements, as there is no restriction surrounding our use of the funds.

Securities pledged as collateral related to our derivative portfolio, where the counterparty has rights of rehypothecation, are classified as restricted. When the counterparty does not have these rights, the security is recorded in investments and disclosed as pledged collateral in the notes. Additionally, certain counterparties require cash collateral pledged to us to be segregated and held in restricted cash accounts. Cash balances that our indentured trusts deposit in guaranteed investment contracts that are held in trust for the related note

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

Investments

Investments are held to provide liquidity and to serve as a source of income. The majority of our investments are classified as available-for-sale and carried at fair value, with the temporary changes in fair value carried as a separate component of stockholders’ equity, net of taxes. Changes in fair value for available-for-sale securities that have been designated as the hedged item in a fair value hedge (as it relates to the hedged risks) are recorded in the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income, offsetting changes in fair value of the derivative which is hedging such investment. Temporary changes in fair value of the security as it relates to non-hedged risks are carried as a separate component of stockholders’ equity, net of taxes. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability to retain the investment to allow for an anticipated recovery in fair value. The entire fair value loss on a security that is other-than-temporary impairment is recorded in earnings if we intend to sell the security or if it is more likely than not that we will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and those two conditions don’t exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income. Securities classified as trading are accounted for at fair value with unrealized gains and losses included in investment income. Securities that we have the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In this case it is accounted for in the same manner described above.

We also have other investments, including a receivable for cash collateral posted to derivative counterparties and our remaining investment in leveraged leases, primarily with U.S. commercial airlines. These investments are accounted for at amortized cost net of impairments in other investments. Insurance-related investments are carried in other assets.

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. Our interest expense may also be adjusted for net payments/receipts related to interest rate and foreign currency swap agreements and interest rate futures contracts that qualify and are designated as hedges. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as cash flow hedges. Amortization of debt issue costs, premiums, discounts and terminated hedge basis adjustments are recognized using the effective interest rate method.

In addition, certain TALF eligible Private Education Loan securitizations issued in 2009 are callable at a discount of 93 or 94 percent of the outstanding principal (depending on the terms of the note) in the future. The first call date occurs between two and one-half to four years from the original issue date (depending on the terms of the note) and the note is eligible to be called until the end of the call period which lasts six to twelve months. We have concluded that it is probable we will call these bonds at the call date at the respective discount. Probability is based on the our assessment of whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, we are accreting this call discount as a

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

reduction to interest expense through the first call date using the effective interest rate method. If it becomes less than probable we will call these bonds at a future date, it will result in us reversing this prior accretion as a cumulative catch up adjustment. We have accreted approximately $172 million as a reduction of interest expense through December 31, 2010.

Transfer of Financial Assets and Extinguishments of Liabilities

We account for loan sales and debt repurchases in accordance with the applicable accounting guidance. Our indentured trust debt, ABCP borrowings, ED Conduit and ED Participation Program facility were accounted for as on-balance sheet secured borrowings. See “Securitization Accounting” below for further discussion on the criteria assessed to determine whether a transfer of financial assets is a sale or a secured borrowing. If a transfer of loans qualifies as a sale we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received.

We periodically repurchase our outstanding debt in the open market or through public tender offers. We record a gain or loss on the early extinguishment of debt based upon the difference between the carrying cost of the debt and the amount paid to the third party and is net of hedging gains and losses, where the debt is in a qualifying hedge relationship.

We recognize the results of a transfer of loans and the extinguishment of debt based upon the settlement date of the transaction.

Securitization Accounting

Our securitizations use a two-step structure with a special purpose entity that legally isolates the transferred assets from us, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. In all cases, irrespective of whether they qualify as accounting sales our securitizations are structured such that legally they are sales of assets that isolate the transferred assets from us.

We assess the financial structure of each securitization to determine whether the trust or other securitization vehicle meets the sale criteria and account for the transaction accordingly. Prior to January 1, 2010 (when the new accounting guidance for transfers of financial instruments was implemented which eliminated the concept of a QSPE) certain trusts would qualify as a QSPE and be accounted for as off-balance sheet trusts if they met all of the applicable criteria.

Prior to the adoption on January 1, 2010 of the new accounting guidance that eliminated the concept of QSPEs, in certain securitizations there were terms present within the deal structure that resulted in such securitizations not qualifying for sale treatment by failing to meet the criteria required for the securitization entity (trust) to be a QSPE. Accordingly, these securitization trusts were accounted for as VIEs. Because we were considered the primary beneficiary in such VIEs, the transfer is deemed a financing and the trust was consolidated in our financial statements. The terms present in these structures that prevent sale treatment were: (1) we hold rights that can affect the remarketing of specific trust bonds that are not significantly limited in nature, (2) the trust has the right to enter into interest rate cap agreements after its settlement date that do not relate to the reissuance of third-party beneficial interests or (3) we hold an unconditional call option related to a certain percentage of trust assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Subsequent to the adoption of the new accounting guidance regarding consolidations and the transfers of financial instruments on January 1, 2010, all of our securitizations trusts that had previously been accounted for off-balance sheet were consolidated. In addition, regardless of our ability to qualify for sales treatment related to our 2010 securitization trusts, we consolidated all of our 2010 securitization trusts pursuant to the new consolidation accounting guidance. See “Consolidations,” for additional information regarding the accounting rules for consolidation and the effect of the application of the new guidance as we are the primary beneficiary of these trusts.

Irrespective of whether a securitization receives sales or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:

•	Owning the equity certificates of certain trusts.

•	The servicing of the student loan assets within the securitization trusts, on both a pre- and post-default basis.

•	Our acting as administrator for the securitization transactions we sponsored, which includes remarketing certain bonds at future dates.

•	Our responsibilities relative to representation and warranty violations and the reimbursement of borrower benefits.

•	The reimbursement to the trust of borrower benefits afforded the borrowers of student loans that have been securitized.

•	Certain back-to-back derivatives entered into by us contemporaneously with the execution of derivatives by certain Private Education Loan securitization trusts.

•	The option held by us to buy certain delinquent loans from certain Private Education Loan securitization trusts.

•	The option to exercise the clean-up call and purchase the student loans from the trust when the asset balance is 10 percent or less of the original loan balance.

•	The option (in certain trusts) to call rate reset notes in instances where the remarketing process has failed.

•	The option (in certain trusts that were TALF eligible in 2009) to call the outstanding bonds at a discount to par at a future date

The investors of the securitization trusts have no recourse to our other assets should there be a failure of the trusts to pay when due. Generally, the only arrangements under which we have to provide financial support to the trusts are:

•	representation and warranty violations requiring the buyback of loans;

•	funding specific cash accounts within certain trusts related to the remarketing of certain bonds.

Under the terms of the transaction documents of certain trusts, we have, from time to time, exercised our options to purchase delinquent loans from Private Education Loan trusts, to purchase the remaining loans from trusts once the loan balance falls below 10 percent of the original amount, or to call rate reset notes. We have not provided any financial support to the securitization trusts that we were not contractually required to provide in the past. Certain trusts maintain financial arrangements with third parties also typical of securitization transactions, such as derivative contracts (swaps) and bond insurance policies that, in the case of a counterparty failure, could adversely impact the value of any Residual Interest.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Retained Interest in off-balance sheet securitized loans

Prior to the adoption of the new consolidation accounting rules on January 1, 2010, certain of our securitization transactions qualified as sales and we retained the Residual Interests in the trusts as well as servicing rights (all of which are referred to as our Retained Interest in off-balance sheet securitized loans. The following accounting policies were applied prior to the January 1, 2010 adoption of the new consolidation accounting guidance which required us to consolidate all of our previously off-balance sheet trusts and therefore eliminated any accounting for Residual Interests.

When our securitization transactions qualified for sale treatment we recognized the resulting gain on student loan securitizations in the consolidated statements of income. This gain was based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The component in determining the fair value of the assets received that involves the most judgment is the valuation of the Residual Interest. We estimated the fair value of the Residual Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using our best estimates of the following key assumptions — credit losses, prepayment speeds and discount rates commensurate with the risks involved. Quoted market prices were not available. When we adopted the new financial instruments accounting guidance on January 1, 2008, we elected to carry all Residual Interests at fair value with subsequent changes in fair value recorded in earnings. We chose this election in order to simplify the accounting for Residual Interests under one accounting model.

The fair value of the Fixed Rate Embedded Floor Income is a component of the Residual Interest and was determined initially at the time of the sale of the student loans and during each subsequent quarter. This estimate was based on an option valuation and a discounted cash flow calculation that considered the current borrower rate, Special Allowance Payment (“SAP”) spreads and the term for which the loan is eligible to earn Floor Income as well as time value, forward interest rate curve and volatility factors. Variable Rate Floor Income received was recorded as earned in securitization servicing and Residual Interest revenue.

We also receive income for servicing the loans in our securitization trusts which was recognized as earned. We assessed the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation. To the extent such compensation was determined to be no more or less than adequate compensation, no servicing asset or obligation was recorded at the time of securitization. Servicing rights are subsequently carried at the lower of cost or market. At December 31, 2010 and 2009, we did not have servicing assets or liabilities recorded on the balance sheet.

Derivative Accounting

The accounting guidance for our derivative instruments, which includes interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts and Floor Income Contracts, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 9, “Derivative Instruments,” under Risk Management Strategy) exclusive of accrued interest and cash collateral held or pledged.

Many of our derivatives, mainly interest rate swaps hedging the fair value of fixed-rate assets and liabilities, and cross-currency interest rate swaps, qualify as effective hedges. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship, is documented. Each derivative is designated to either

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

a specific (or pool of) asset(s) or liability(ies) on the balance sheet or expected future cash flows, and designated as either a “fair value” or a “cash flow” hedge. Fair value hedges are designed to hedge our exposure to changes in fair value of a fixed rate or foreign denominated asset or liability, while cash flow hedges are designed to hedge our exposure to variability of either a floating rate asset’s or liability’s cash flows or an expected fixed rate debt issuance. For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are marked-to-market with any difference reflecting ineffectiveness and recorded immediately in the statement of income. For effective cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded immediately through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of assets or liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in value of the derivative with no offsetting mark-to-market of the hedged item for the current period. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively, cease recording changes in the fair value of the hedged item, and begin amortization of any basis adjustments that exist related to the hedged item.

We also have derivatives, primarily Floor Income Contracts and certain basis swaps, that we believe are effective economic hedges but do not qualify for hedge accounting treatment. These derivatives are classified as “trading” and as a result they are marked-to-market through earnings with no consideration for the fair value fluctuation of the economically hedged item.

The “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income includes the unrealized changes in the fair value of our derivatives (except effective cash flow hedges which are recorded in other comprehensive income), the unrealized changes in fair value of hedged items in qualifying fair value hedges, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting. Net settlement income/expense on derivatives that qualify as hedges are included with the income or expense of the hedged item (mainly interest expense).

Servicing Revenue

Servicing revenue includes third-party loan servicing, account asset servicing, Campus Payment Solutions and Guarantor servicing revenue.

We perform loan servicing functions for third-parties in return for a servicing fee. Our compensation is typically based on a per-unit fee arrangement or a percentage of the loans outstanding. We recognize servicing revenues associated with these activities based upon the contractual arrangements as the services are rendered. We recognize late fees and forbearance fees on third party serviced loans as well as on loans in our portfolio according to the contractual provisions of the promissory notes, as well as our expectation of collectability.

Our Upromise subsidiary has a number of programs that encourage consumers to save for the cost of college education. We have established a consumer savings network which is designed to promote college savings by consumers who are members of this program by encouraging them to purchase goods and services from the companies that participate in the program (“Participating Companies”). Participating Companies generally pay Upromise fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the Participating Company. We recognize revenue as marketing and administrative services are rendered based upon contractually determined rates and member purchase volumes.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

We earn fees in our Campus Payment Solutions business for processing tuition and other payments for our college and university partners. We recognize this fee income based on contractual arrangements in the period in which the services are provided which generally occurs when the transaction is processed.

We provide a full complement of administrative services to FFELP Guarantors including guarantee issuance and account maintenance for Guarantor agencies. The fees associated with these services are recognized as earned based on contractually determined rates.

Contingency Revenue

We receive fees for collections of delinquent debt on behalf of clients performed on a contingency basis. Revenue is earned and recognized upon receipt of the delinquent borrower funds.

We also receives fees from Guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee is received when the loan is initially placed with us and we are obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, we are obligated to rebate a portion of the fee to the Guarantor agency in proportion to the principal and interest outstanding when the loan defaults. We recognize fees received, net of actual rebates for defaults, over the service period which is estimated to be the life of the loan.

Goodwill and Acquired Intangible Assets

We account for goodwill and acquired intangible assets in accordance with the applicable accounting guidance. Under this guidance goodwill is not amortized but is tested periodically for impairment. We test goodwill for impairment annually as of October 1 at the reporting unit level, which is the same as or one level below a business segment. Goodwill is also tested at interim periods if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We tested our goodwill and intangible assets on July 1, 2010 for impairment because of our assessment of possible changes to our business following the passage of HCERA. This analysis showed that there was possible impairment of goodwill and certain intangible assets in several reporting units. See Note 6, “Goodwill and Acquired Intangible Assets”, for further discussion and results of the impairment testing.

Step 1 of the goodwill impairment analysis consists of a comparison of the fair value of the reporting unit to our carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, Step 2 in the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner consistent with determining goodwill in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.

Other acquired intangible assets include but are not limited to tradenames, customer and other relationships, and non-compete agreements. Acquired intangible assets with definite or finite lives are amortized over their estimated useful lives in proportion to their estimated economic benefit. Finite-lived acquired intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs or circumstances change indicating the carrying amount of a finite-lived asset or asset group may not be recoverable. If the carrying amount of the asset or asset groups exceeds the undiscounted cash flows, the fair value of the asset or asset group is determined using an acceptable valuation technique. An impairment loss would be recognized if the carrying amount of the asset (or asset group) exceeds the fair value of the asset or asset group. The impairment loss recognized would be the difference between the carrying amount and fair value. Indefinite-life acquired intangible assets are not

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

amortized. They are tested for impairment annually as of October 1 or at interim periods if an event occurs or circumstances change that would indicate the carrying value of these assets may be impaired. The annual or interim impairment test of indefinite-lived acquired intangible assets is based primarily on a discounted cash flow analysis.

Restructuring Activities

From time to time we implement plans to restructure our business. In conjunction with these restructuring plans, involuntary benefit arrangements, disposal costs (including contract termination costs and other exit costs), as well as certain other costs that are incremental and incurred as a direct result of our restructuring plans, are classified as restructuring expenses in the accompanying consolidated statements of income.

We sponsor the SLM Corporation Employee Severance Plan (the “Severance Plan”) which provides severance benefits in the event of termination of our full-time employees (with the exception of certain specified levels of management) and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon termination of employment due to Involuntary Termination or a Job Abolishment, as defined in the Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, we recognize severance costs to be paid pursuant to the Severance Plan when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during the years ended December 31, 2010, 2009 and 2008, as a direct result of our restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income. See Note 14, “Restructuring Activities,” for further information regarding our restructuring activities.

Contract termination costs are expensed at the earlier of (1) the contract termination date or (2) the cease use date under the contract. Other exit costs are expensed as incurred and classified as restructuring expenses if (1) the cost is incremental to and incurred as a direct result of planned restructuring activities, and (2) the cost is not associated with or incurred to generate revenues subsequent to our consummation of the related restructuring activities.

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

During the years ended December 31, 2010, 2009 and 2008, we capitalized $14 million, $16 million and $23 million, respectively, in costs related to software development, and expensed $154 million, $138 million and $120 million, respectively, related to routine maintenance, betterments and amortization. At December 31, 2010 and 2009, the unamortized balance of capitalized internally developed software included in other assets was $44 million and $53 million, respectively. We amortize software development costs over three to five years.

Accounting for Stock-Based Compensation

We recognize share-based compensation cost in our consolidated statements of income using the fair value based method. Under this method we determine the fair value of the share based compensation at the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

time of the grant and recognize the resulting compensation expense over the vesting period of the share-based grant.

The excess tax benefits from tax deductions on the exercise of share-based payments exceeding the deferred tax assets from the cumulative compensation cost previously recognized is classified as cash inflows from financing activities in the consolidated statement of cash flows. The excess tax benefit for the year ended December 31, 2010 was $.4 million.

Income Taxes

We account for income taxes under the asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of our assets and liabilities. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.

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

If we have an uncertain tax position, then that tax position is recognized only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of tax benefit recognized in the financial statements is the largest amount of benefit that is more than fifty percent likely of being sustained upon ultimate settlement of the uncertain tax position. We recognize interest related to unrecognized tax benefits in income tax expense/(benefit), and penalties, if any, in operating expenses.

Earnings (Loss) per Common Share

We compute earnings (loss) per common share (“EPS”) by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income applicable to common shareholders (net income adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, and the dilution resulting from the conversion of convertible preferred stock, if applicable. See Note 12, “Earnings (Loss) per Common Share,” for further discussion.

Discontinued Operations

A “Component” of a business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. When we determine that a Component of our business has been disposed of or has met the criteria to be classified as held for sale such Component is presented separately as discontinued operations if the operations of the Component have been or will be eliminated from our ongoing operations and we will have no continuing involvement with the Component after the disposal transaction is complete. See Note 20, “Discontinued Operations,” for further discussion. If a component is classified as “held-for-sale,” then it is carried at the lower of its cost basis or fair value.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Included within discontinued operations are the accounting results related to our purchasing delinquent and charged-off receivables on various types of consumer debt with a primary emphasis on charged-off credit card receivables, and sub-performing and non-performing mortgage loans (Purchased Paper businesses). Prior to the reclassification of these loans to held for sale where they are carried at the lower of historical cost or fair value, we accounted for these investments in charged-off receivables and sub-performing and non-performing mortgage loans by establishing static pools of each quarter’s purchases and aggregating them based on common risk characteristics. The pools when formed were initially recorded at fair value, based on each pool’s estimated future cash flows and internal rate of return. We recognized income each month based on each static pool’s effective interest rate. The static pools were tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows resulted in a pool’s effective interest rate increasing, then this new yield was used prospectively over the remaining life of the static pool. If the new estimated cash flows resulted in a pool’s effective interest rate decreasing, the pool was considered impaired and written down through a valuation allowance to maintain the effective interest rate. We recognized $79 million and $111 million of impairments for the years ended December 31, 2009 and 2008, respectively.

Foreign Currency Transactions

We had financial services operations in foreign countries through the first quarter of 2009. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. GAAP. The net investments of the parent in the foreign subsidiary are translated at the current exchange rate at each period-end through the “other comprehensive income” component of stockholders’ equity for net investments deemed to be long-term in nature or through net income if the net investment is short-term in nature. Income statement items are translated at the average exchange rate for the period through income. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the entity’s functional currency are included in other operating income.

Statement of Cash Flows

Included in our financial statements is the consolidated statement of cash flows. It is our policy to include all derivative net settlements, irrespective of whether the derivative is a qualifying hedge, in the same section of the statement of cash flows that the derivative is economically hedging.

As discussed above under “Restricted Cash and Investments,” our restricted cash balances primarily relate to on-balance sheet securitizations. This balance is primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on the trust liabilities. As such, changes in this balance are reflected in investing activities.

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2009 and 2008, to be consistent with classifications adopted for 2010, which had no impact on net income, total assets or total liabilities.

3.	Student Loans

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

repayment, or have modified repayment plans, while the borrower is in-school and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP Loans obligate the borrower to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. We earn interest at the greater of the borrower’s rate or a floating rate based on the SAP formula, with the interest earned on the floating rate that exceeds the interest earned from the borrower being paid directly by ED. In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, and the interest on the funding for the loans is variable and declining, we can earn additional spread income that we refer to as Floor Income. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) is required to be paid to ED.

FFELP Loans are guaranteed as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. For loans disbursed after October 1, 1993 and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement.

In December 2008, we sold approximately $494 million (principal and accrued interest) of FFELP Loans to ED at a price of 97 percent of principal and unpaid interest pursuant to ED’s authority under ECASLA to make such purchases, and recorded a loss on the sale. Additionally, in early January 2009, we sold an additional $486 million (principal and accrued interest) in FFELP Loans to ED under this program. The loss related to this sale in January was recognized in 2008 as the loans were classified as “held-for-sale”. The total loss recognized on these two sales for the year ended December 31, 2008 was $53 million and was recorded in “Losses on sales of loans and securities, net” in the consolidated statements of income.

In 2009, we sold to ED approximately $18.5 billion face amount of loans as part of the Purchase Program (approximately $840 million face amount of this amount was sold in the third quarter of 2009, with the remainder sold in the fourth quarter of 2009). Outstanding debt of $18.5 billion was paid down related to the Participation Program pursuant to ECASLA in connection with these loan sales. These loan sales resulted in a $284 million gain. The settlement of the fourth quarter sale of loans out of the Participation Program included repaying the debt by delivering the related loans to ED in a non-cash transaction and receipt of cash from ED for $484 million, representing the reimbursement of a one-percent payment made to ED plus a $75 fee per loan.

In 2010, we sold to ED approximately $20.4 billion face amount of loans as part of the Purchase Program. These loan sales resulted in a $321 million gain. Outstanding debt of $20.3 billion has been paid down related to the Participation Program in connection with these loan sales.

On December 31, 2010, we closed on our agreement to purchase an interest in $26.1 billion of securitized federal student loans and related assets and $25.0 billion of liabilities from the Student Loan Corporation (“SLC”), a subsidiary of Citibank, N.A. The purchase price was approximately $1.1 billion. The assets purchased include the residual interest in 13 of SLC’s 14 FFELP loan securitizations and its interest in SLC Funding Note Issuer related to the U.S. Department of Education’s Straight-A Funding asset-backed commercial paper conduit. We will also service these assets and administer the securitization trusts. We expect to convert all of the underlying loans to our servicing platform in 2011, with an interim subservicing agreement for Citibank to service the loans while they are converted to our platform. Because we have determined that we are the primary beneficiary of these trusts we have consolidated these trusts onto our balance sheet. In addition, we contracted the right to service approximately $0.8 billion of additional FFELP securitized assets from SLC. We did not consolidate this underlying trust because we are not the primary beneficiary of this

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

3.	Student Loans (Continued)

trust. The transaction was funded by a 5-year term loan provided by Citibank in an amount equal to the purchase price.

The following table shows the assets and liabilities that were acquired and consolidated on our balance sheet at fair value on December 31, 2010.

Acquisition on
December 31, 2010

FFELP Stafford Loans	$11,121,349
FFELP Consolidation Loans	14,261,989
Loan fair value discount	(493,907)

FFELP Loans	24,889,431
Restricted cash	749,139
Other assets	445,517

Total assets	$26,084,087

Long-term borrowings — FFELP trusts	$25,608,941
Long-term borrowings — acquisition financing	1,064,244
Long-term borrowings fair value discount	(659,060)

Long-term borrowings	26,014,125
Other liabilities	69,962

Total liabilities	$26,084,087

We offer a variety of Private Education Loans. Private Education Loans can be subdivided into two general categories: those that are designed to bridge the gap between the cost of higher education and the amount financed through either federal loans or the borrowers’ resources and loans for career training. For the majority of the Private Education Loan portfolio, we bear the full risk of any losses experienced and, as a result, these loans are underwritten and priced based upon standardized consumer credit scoring criteria.

Forbearance involves granting the borrower a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance in this manner effectively extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While a loan is in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of ultimate collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a borrower’s unique situation, including historical information and judgments. We leverage updated borrower information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a borrower’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

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

During 2009, we instituted an interest rate reduction program to assist customers in repaying their Private Education Loans through reduced payments, while continuing to reduce their outstanding principal balance. This program is offered in situations where the potential for principal recovery, through a modification of the monthly payment amount, is better than other alternatives currently available. Along with the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced rate to qualify for the program. Once the customer has made the initial three payments, the loans status is returned to current and the interest rate is reduced for the successive twelve month period.

We may charge the borrower fees on certain Private Education Loans, either at origination, when the loan enters repayment, or both. Such fees are deferred and recognized into income as a component of interest over the estimated average life of the related pool of loans.

As of December 31, 2010 and 2009, 68 percent and 59 percent, respectively, of our on-balance sheet student loan portfolio was in repayment.

The estimated weighted average life of student loans in our portfolio was approximately 7.7 years and 7.9 years at December 31, 2010 and 2009, respectively. The following table reflects the distribution of our student loan portfolio by program.

	December 31,		Year Ended
	2010		December 31, 2010
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$56,252,860	31%	$61,034,317	1.93%
FFELP Consolidation Loans, net	92,396,540	50	81,008,682	2.67
Private Education Loans, net	35,655,724	19	36,534,158	6.44

Total student loans, net(2)	$184,305,124	100%	$178,577,157	3.19%

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

3.	Student Loans (Continued)

	December 31,		Year Ended
	2009		December 31, 2009
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$52,674,588	37%	$58,491,748	2.07%
FFELP Consolidation Loans, net	68,378,560	47	70,045,863	2.69
Private Education Loans, net	22,753,462	16	23,153,975	6.83

Total student loans, net(2)	$143,806,610	100%	$151,691,586	3.08%

(1)	The FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans along with $9.7 billion of Stafford Loans held-for-sale at December 31, 2009. There were no Stafford Loans held-for-sale at December 31, 2010.

(2)	The total student loan ending balance includes net unamortized premiums of $1,006,039 and $1,628,693 as of December 31, 2010 and 2009, respectively.

4.	Allowance for Loan Losses

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred losses, net of recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. We believe that the allowance for student loan losses is appropriate to cover probable losses incurred in the loan portfolios. We segregate our Private Education Loan portfolio into two classes of loans — traditional and non-traditional. Non-traditional loans are loans to borrowers attending for-profit schools with an original FICO score of less than 670 and borrowers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the borrower or co-borrower FICO score at origination. Traditional loans are defined as all other Private Education Loans that are not classified as non-traditional.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2010
		Private Education	Other
	FFELP Loans	Loans	Loans	Total

Allowance for Loan Losses
Beginning balance	$161,168	$1,443,440	$76,261	$1,680,869
Total provision	98,507	1,298,018	22,888	1,419,413
Charge-offs	(87,669)	(1,291,181)	(26,633)	(1,405,483)
Student loan sales	(8,297)	—	—	(8,297)
Reclassification of interest reserve(1)	—	47,253	—	47,253
Consolidation of securitization trusts(2)	25,149	524,050	—	549,199

Ending Balance	$188,858	$2,021,580	$72,516	$2,282,954

Allowance:
Ending balance: individually evaluated for impairment	$—	$55,626	$58,725	$114,351
Ending balance: collectively evaluated for impairment	$188,858	$1,965,954	$13,791	$2,168,603
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$257,140	$114,186	$371,326
Ending balance: collectively evaluated for impairment	$146,937,742	$38,314,641	$228,160	$185,480,543
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Charge-offs as a percentage of average loans in repayment and forbearance	.11%	5.0%	—%
Allowance as a percentage of the ending total loan balance	.13%	5.2%	21.2%
Allowance as a percentage of the ending loans in repayment	.20%	7.3%	—%
Allowance coverage of charge-offs	2.2	1.6	2.7
Ending total loans(3)	$146,937,742	$38,571,781	$342,346
Average loans in repayment	$82,255,169	$25,595,600	$—
Ending loans in repayment	$96,695,618	$27,852,843	$—

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our previously off-balance sheet securitization trusts. (See Note 2, “Significant Accounting Policies — Consolidation”.)

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2009
		Private Education	Other
	FFELP Loans	Loans	Loans	Total

Allowance for Loan Losses
Beginning balance	$137,543	$1,308,043	$61,325	$1,506,911
Total provision	106,221	966,591	46,148	1,118,960
Charge-offs	(78,861)	(875,667)	(31,212)	(985,740)
Student loan sales and securitization activity	(3,735)	—	—	(3,735)
Reclassification of interest reserve(1)	—	44,473	—	44,473

Ending Balance	$161,168	$1,443,440	$76,261	$1,680,869

Allowance:
Ending balance: individually evaluated for impairment	$—	$32,473	$56,760	$89,233
Ending balance: collectively evaluated for impairment	$161,168	$1,410,967	$19,501	$1,591,636
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$181,254	$128,080	$309,334
Ending balance: collectively evaluated for impairment	$119,026,931	$24,574,344	$310,176	$143,911,451
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Charge-offs as a percentage of average loans in repayment and forbearance	.11%	7.2%	—%
Allowance as a percentage of the ending total loan balance	.14%	5.8%	17.4%
Allowance as a percentage of the ending loans in repayment	.23%	10.0%	—%
Allowance coverage of charge-offs	2.0	1.6	2.4
Ending total loans(2)	$119,026,931	$24,755,598	$438,256
Average loans in repayment	$69,020,295	$12,137,430	$—
Ending loans in repayment	$69,826,790	$14,379,102	$—

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2008
		Private Education	Other
	FFELP Loans	Loans	Loans	Total

Allowance for Loan Losses
Beginning balance	$88,729	$1,003,963	$47,003	$1,139,695
Total provision	105,568	586,169	27,913	719,650
Charge-offs	(57,510)	(320,240)	(13,591)	(391,341)
Student loan sales and securitization activity	756	—	—	756
Reclassification of interest reserve(1)	—	38,151	—	38,151

Ending Balance	$137,543	$1,308,043	$61,325	$1,506,911

Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$35,981	$35,981
Ending balance: collectively evaluated for impairment	$137,543	$1,308,043	$25,344	$1,470,930
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$98,608	$98,608
Ending balance: collectively evaluated for impairment	$121,926,798	$22,425,640	$462,520	$144,814,958
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Charge-offs as a percentage of average loans in repayment and forbearance	.09%	3.8%	—%
Allowance as a percentage of the ending total loan balance	.11%	5.8%	10.9%
Allowance as a percentage of the ending loans in repayment	.20%	11.7%	—%
Allowance coverage of charge-offs	2.4	4.1	4.5
Ending total loans(2)	$121,926,798	$22,425,640	$561,128
Average loans in repayment	$66,392,120	$8,533,356	$—
Ending loans in repayment	$70,174,192	$11,182,053	$—

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

Within our Private Education Loan portfolio, we consider loans greater than 90 days past due to be nonperforming. FFELP Loans are guaranteed as to their principal and accrued interest by the federal government in the event of default subject to no less than 97 percent and therefore we do not deem FFELP Loans as nonperforming from a credit risk standpoint at any point in their life cycle prior to claim payment, and continue to accrue interest through the date of claim.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans for the years ended December 31, 2010, 2009 and 2008.

	FFELP Loan Delinquencies
	December 31,
	2010		2009		2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$28,214		$35,079		$39,270
Loans in forbearance(2)	22,028		14,121		12,483
Loans in repayment and percentage of each status:
Loans current	80,026	82.8%	57,528	82.4%	58,811	83.8%
Loans delinquent 31-60 days(3)	5,500	5.7	4,250	6.1	4,044	5.8
Loans delinquent 61-90 days(3)	3,178	3.3	2,205	3.1	2,064	2.9
Loans delinquent greater than 90 days(3)	7,992	8.2	5,844	8.4	5,255	7.5

Total FFELP Loans in repayment	96,696	100%	69,827	100%	70,174	100%

Total FFELP Loans, gross	146,938		119,027		121,927
FFELP Loan unamortized premium	1,900		2,187		2,431

Total FFELP Loans	148,838		121,214		124,358
FFELP Loan allowance for losses	(189)		(161)		(138)

FFELP Loans, net	$148,649		$121,053		$124,220

Percentage of FFELP Loans in repayment		65.8%		58.7%		57.6%

Delinquencies as a percentage of FFELP Loans in repayment		17.2%		17.6%		16.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		18.6%		16.8%		15.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	December 31,
	2010		2009		2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$7,419		$7,812		$8,694
Loans in forbearance(2)	1,156		784		625
Loans in repayment and percentage of each status:
Loans current	22,850	91.2%	10,844	90.2%	8,074	92.2%
Loans delinquent 31-60 days(3)	794	3.2	437	3.6	302	3.4
Loans delinquent 61-90 days(3)	340	1.4	204	1.7	128	1.5
Loans delinquent greater than 90 days(3)	1,060	4.2	543	4.5	257	2.9

Total traditional loans in repayment	25,044	100%	12,028	100%	8,761	100%

Total traditional loans, gross	33,619		20,624		18,080
Traditional loans unamortized discount	(801)		(475)		(436)

Total traditional loans	32,818		20,149		17,644
Traditional loans receivable for partially charged-off loans	558		193		82
Traditional loans allowance for losses	(1,231)		(664)		(485)

Traditional loans, net	$32,145		$19,678		$17,241

Percentage of traditional loans in repayment		74.5%		58.3%		48.5%

Delinquencies as a percentage of traditional loans in repayment		8.8%		9.8%		7.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.4%		6.1%		6.7%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	December 31,
	2010		2009		2008
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$921		$1,097		$1,465
Loans in forbearance(2)	184		184		237
Loans in repayment and percentage of each status:
Loans current	2,038	72.6%	1,578	67.1%	1,673	69.1%
Loans delinquent 31-60 days(3)	217	7.7	209	8.9	250	10.3
Loans delinquent 61-90 days(3)	131	4.7	136	5.8	168	6.9
Loans delinquent greater than 90 days(3)	422	15.0	429	18.2	330	13.7

Total non-traditional loans in repayment	2,808	100%	2,352	100%	2,421	100%

Total non-traditional loans, gross	3,913		3,633		4,123
Non-traditional loans unamortized discount	(93)		(84)		(99)

Total non-traditional loans	3,820		3,549		4,024
Non-traditional loans receivable for partially charged-off loans	482		306		141
Non-traditional loans allowance for losses	(791)		(779)		(823)

Non-traditional loans, net	$3,511		$3,076		$3,342

Percentage of non-traditional loans in repayment		71.8%		64.7%		58.7%

Delinquencies as a percentage of non-traditional loans in repayment		27.4%		32.9%		30.9%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.1%		7.3%		8.9%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table provides information regarding accrued interest receivable on our Private Education Loans for the years ended December 31, 2010, 2009 and 2008. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

	Accrued Interest Receivable
	As of December 31,
		Greater than
		90 days	Allowance for
	Total	Past Due	Uncollectible Interest

2010
Private Education Loans — Traditional	$1,062,289	$34,644	$56,755
Private Education Loans — Non-Traditional	208,587	20,270	37,057

Total	$1,270,876	$54,914	$93,812

2009
Private Education Loans — Traditional	$917,025	$19,272	$30,898
Private Education Loans — Non-Traditional	247,924	22,293	64,939

Total	$1,164,949	$41,565	$95,837

2008
Private Education Loans — Traditional	$836,736	$9,312	$25,655
Private Education Loans — Non-Traditional	298,669	19,213	80,783

Total	$1,135,405	$28,525	$106,438

FFELP Loans are substantially guaranteed as to their principal and accrued interest in the event of default, therefore, the key credit quality indicators for this portfolio are loan status. The impact of changes in loan status are incorporated quarterly into the allowance for loan losses calculation. For Private Education Loans, the key credit quality indicators are the school type/FICO scores, the existence of a cosigner, the loan status and loan seasoning. The school type/FICO score are assessed at origination and maintained through the traditional/non-traditional loan designation. The other Private Education Loan key quality indicators can change and are incorporated quarterly into the allowance for loan losses calculation. The following table

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

highlights the principal balance (excluding the receivable for partially charged-off loans) of our Private Education Loan portfolio stratified by the key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	For The Years Ended December 31,
(Dollars in millions)	2010	2009	2008

Credit Quality Indicators
School Type/FICO Scores:
Traditional	$33,619	$20,623	$18,080
Non-Traditional(1)	3,913	3,633	4,123

Total School Type/FICO Scores	$37,532	$24,256	$22,203

Cosigners:
With cosigner	$22,259	$14,322	$12,334
Without cosigner	15,273	9,934	9,869

Total	$37,532	$24,256	$22,203

Seasoning(2):
1-12 payments	$9,963	$6,596	$6,203
13-24 payments	6,951	3,423	2,350
25-36 payments	4,675	2,116	1,365
37-48 payments	3,019	1,254	844
More than 48 payments	4,584	1,957	1,282
Not yet in repayment	8,340	8,910	10,159

Total	$37,532	$24,256	$22,203

(1)	Defined as loans to borrowers attending for-profit schools (with a FICO score of less than 670 at origination) and borrowers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

We began offering interest rate reductions to borrowers for their Private Education Loans in 2009 with $185 million qualifying for the program in 2009 and an additional $287 million qualifying for the program in 2010. The allowance associated with these loans was $32 million and $56 million at December 31, 2009 and 2010, respectively. Subsequent to modification, no loans defaulted in 2009 and $53 million defaulted in 2010. At December 31, 2010 and 2009, approximately $257 million and $181 million, respectively, had qualified for the program and were currently receiving a reduction in their interest rate.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments

A summary of investments and restricted investments as of December 31, 2010 and 2009 follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury securities and other U.S. government agency obligations	$2,595	$—	$—	$2,595
Other securities:
Asset-backed securities	66,952	903	(47)	67,808
Municipal bonds	9,168	1,862	—	11,030
Other	1,630	—	(15)	1,615

Total investment securities available-for-sale	$80,345	$2,765	$(62)	$83,048

Restricted Investments
Available-for sale
U.S. Treasury securities and other U.S. government agency obligations	$36,400	$1	$—	$36,401
Guaranteed investment contracts	19,946	—	—	19,946

Total restricted investments available-for-sale	$56,346	$1	$—	$56,347

Held-to-maturity
Guaranteed investment contracts	$2,788	$—	$—	$2,788

Total restricted investments held-to-maturity	$2,788	$—	$—	$2,788

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Investments
Available-for-sale
U.S. Treasury securities and other U.S. government agency obligations	$272	$—	$—	$272
Other securities:
Asset-backed securities	110,336	306	(893)	109,749
Commercial paper and asset-backed commercial paper	1,149,981	—	—	1,149,981
Municipal bonds	9,935	1,942	—	11,877
Other	1,550	—	(154)	1,396

Total investment securities available-for-sale	$1,272,074	$2,248	$(1,047)	$1,273,275

Restricted Investments
Available-for sale
U.S. Treasury securities and other U.S. government agency obligations	$25,026	$—	$—	$25,026
Guaranteed investment contracts	26,951	—	—	26,951

Total restricted investments available-for-sale	$51,977	$—	$—	$51,977

Held-to-maturity
Guaranteed investment contracts	$3,550	$—	$—	$3,550
Other	215	—	—	215

Total restricted investments held-to-maturity	$3,765	$—	$—	$3,765

As of December 31, 2010 and 2009, $2 million and $1 million of the net unrealized gain/(loss) (after tax) related to available-for-sale investments was included in accumulated other comprehensive income. As of December 31, 2010 and 2009, $36 million (all of which is in restricted cash and investments on the balance sheet) and $50 million ($25 million of which is in restricted cash and investments on the balance sheet), respectively, of available-for-sale investment securities were pledged as collateral.

There were no available-for-sale securities sold in 2010. We sold available-for-sale securities with a fair value of $100 million and $457 million for the years ended December 31, 2009 and 2008, respectively. There were no realized gains/(losses) for the years ended December 31, 2010 and 2009. There were $14 million in realized gains (net of hedging losses totaling $4 million) for the year ended December 31, 2008. The cost basis for these securities was determined through specific identification of the securities sold.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

As of December 31, 2010, the stated maturities for the investments (including restricted investments) are shown in the following table:

	December 31, 2010
	Held-to-	Available-for-
	Maturity	Sale(1)	Other

Year of Maturity
2011	$—	$40,611	$854,804
2012	—	—	—
2013	—	479	—
2014	—	—	—
2015	—	—	23,655
2016-2020	—	11,030	34,966
After 2020	2,788	87,275	546

Total	$2,788	$139,395	$913,971

(1) Available-for-sale securities are stated at fair value.

At December 31, 2010 and 2009, we also had other investments of $914 million and $741 million, respectively. At December 31, 2010 and 2009, other investments included $809 million and $636 million, respectively, of receivables for cash collateral posted with derivative counterparties. Other investments also included leveraged leases which at December 31, 2010 and 2009, totaled $58 million and $66 million, respectively, that are general obligations of American Airlines and Federal Express Corporation. At December 31, 2010, $41 million of FHLB membership stock in connection with our borrowing agreement was also included in other investments.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as, or one level below, an operating segment. In connection with changes to our business, we redefined our operating segments and reporting units and revised our reportable segments presentation beginning on October 1, 2010 (See Note 19, “Segments”). The following table summarizes our allocation of goodwill, accumulated impairments and net goodwill for our redefined reporting units and reportable segments (which was allocated based upon the relative fair values of the reporting units).

	As of December 31, 2010			As of December 31, 2009
		Accumulated			Accumulated
(Dollars in millions)	Gross	Impairments	Net	Gross	Impairments	Net

Total FFELP Loans reportable segment	$194	$(4)	$190	$194	$(4)	$190
Total Consumer Lending reportable segment	147	—	147	147	—	147
Business Services reportable segment
Servicing	50	—	50	50	—	50
Contingency	129	(129)	—	129	—	129
Wind-down Guarantor Servicing	256	(256)	—	256	—	256
Upromise	140	(140)	—	140	—	140

Total Business Services reportable segment	575	(525)	50	575	—	575
Other reportable segment
Mortgage and Consumer Lending	20	(20)	—	20	(20)	—
Purchased Paper	79	(79)	—	79	—	79
Other	1	(1)	—	1	(1)	—

Total Other reportable segment	100	(100)	—	100	(21)	79

Total	$1,016	$(629)	$387	$1,016	$(25)	$991

Goodwill Impairment Testing — Post October 1, 2010 Reporting Unit Structure

As discussed above, we revised our segment presentation and reporting unit structure as of October 1, 2010. We perform our goodwill impairment testing annually in the fourth quarter as of October 1. As part of the annual impairment testing, we retained a third-party appraisal firm to perform Step 1 impairment testing. The fair value of each reporting unit was determined by weighting different valuation approaches, as applicable, with the primary approach being the income approach.

The income approach measures the value of each reporting unit’s future economic benefit determined by its discounted cash flows derived from our projections plus an assumed terminal growth rate adjusted for what it believes a market participant would assume in an acquisition. These projections are generally five-year projections that reflect the inherent risk a willing buyer would consider when valuing these businesses. If a component of a reporting unit is winding down or is assumed to wind down, the projections extend through the anticipated wind down period.

Under our guidance, the third-party appraisal firm developed both an asset rate of return and an equity rate of return (or discount rate) for each reporting unit incorporating such factors as the risk free rate, a market

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

rate of return, a measure of volatility (Beta) and a company specific and capital markets risk premium, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. We considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the more likely hypothetical scenario. Resulting discount rates and growth rates used for the FFELP Loans, Servicing, and Private Education Loans reporting units were:

	Fourth Quarter 2010
	Discount Rate	Growth Rate

FFELP Loans(1)	10%	0%
Servicing(2)	14%	2.5%
Private Education Loans(1)	19%	0.5%

(1)	Assumes an equity sale; therefore, the discount rate is used to value the entire reporting unit.

(2)	Assumes an asset sale; therefore, the discount rate is used to value the assets of the reporting unit.

The discount rates reflect market based estimates of capital costs and are adjusted for our assessment of a market participant’s view with respect to execution, concentration and other risks associated with the projected cash flows of individual reporting units. We reviewed and approved the discount rates provided by the third-party appraiser including the factors incorporated to develop the discount rates for each reporting unit. For the valuations assuming an equity sale, the discount rate was applied to the reporting unit’s projected net cash flows and the residual or terminal value yielding the fair value of equity for the reporting unit. For valuations assuming an asset sale, the discount rates applicable to the individual reporting units were applied to the respective reporting units’ projected asset cash flows and residual or terminal values, as applicable, yielding the fair value of the assets for the respective reporting units. The estimated proceeds from the hypothetical asset sale were then used to payoff any liabilities of the reporting unit with the remaining cash equaling the fair value of the reporting unit’s equity.

The guideline company or market approach was also considered for our FFELP Loans and Private Education Loans reporting units. The market approach generally measures the value of a reporting unit as compared to recent sales or offerings of comparable companies. The secondary market approach indicates value based on multiples calculated using the market value of minority interests in publicly traded comparable companies or guideline companies. Whether analyzing comparable transactions or the market value of minority interests in publicly traded guideline companies, consideration is given to the line of business and the operating performance of the comparable companies versus the reporting unit being tested.

The following table illustrates the carrying value of equity for each reporting unit with remaining goodwill as of December 31, 2010, and the estimated fair value determined in conjunction with Step 1 impairment testing in the fourth quarter of 2010.

	Carrying Value	Fair Value
(Dollars in millions)	of Equity	of Equity	$ Difference	% Difference

FFELP Loans	$1,777	$3,766	$1,989	112%
Servicing	123	1,290	1,167	949
Private Education Loans	1,920	2,914	994	52

Our estimated fair value resulting from our 2010 annual impairment test was 53 percent higher than our market capitalization as of the valuation date. We view this as a reasonable “control premium.” We reviewed and approved the valuation prepared by the appraisal firm for each reporting unit, including the valuation methods employed and the key assumptions used, such as the discount rates, growth rates and control

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

premiums, as applicable, for each reporting unit. We also performed stress tests of key assumptions using a range of discount rates and growth rates, as applicable. Based on the valuations performed in conjunction with annual Step 1 impairment testing and these stress tests, there was no indicated impairment for the FFELP Loans, Servicing and Private Education Loans reporting units.

We acknowledge that continued weakness in the economy coupled with changes in the industry resulting from HCERA or other legislation could adversely affect the operating results of our reporting units. If the forecasted performance of our reporting units is not achieved, or if our stock price declines to a depressed level resulting in deterioration in our total market capitalization, the fair value of the FFELP Loans, Servicing and Private Education Loans reporting units could be significantly reduced, and we may be required to record a charge, which could be material, for an impairment of goodwill.

Goodwill Impairment Testing — Pre-October 1, 2010 Reporting Unit Structure

As discussed above, we revised our segment presentation and reporting unit structure as of October 1, 2010. As such, 2010 interim impairment assessments and testing during interim periods as well as 2009 annual impairment testing were completed based on the reporting unit structure in place during these periods. The following table summarizes our allocation of goodwill to our reporting units, accumulated impairments and net goodwill for each reporting unit, based on our reporting unit structure in place prior to October 1, 2010.

	As of September 30, 2010			As of December 31, 2009
		Accumulated			Accumulated
(Dollars in millions)	Gross	Impairments	Net	Gross	Impairments	Net

Total Lending reportable segment	$411	$(24)	$387	$411	$(24)	$387
Total APG reportable segment	402	(402)	—	402	—	402
Other reportable segment
Guarantor Servicing	62	(62)	—	62	—	62
Upromise	140	(140)	—	140	—	140
Other	1	(1)	—	1	(1)	—

Total Other reportable segment	203	(203)	—	203	(1)	202

Total	$1,016	$(629)	$387	$1,016	$(25)	$991

On March 30, 2010, President Obama signed into law HCERA, which included the SAFRA Act. Effective July 1, 2010, this legislation eliminated the authority to provide new loans under FFELP and requires that all new federal loans are to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP Loans. This new law will result in a restructuring that will result in both a significant amount of restructuring expenses incurred as well as a significant reduction of on-going operating costs once the restructuring is complete. See Note 14, “Restructuring Activities” for further details.

When we performed our annual impairment assessment in the fourth quarter of 2009, the cash flow projections for our reporting units were valued assuming the proposed HCERA legislation was passed. There was no indicated impairment for any of the reporting units in the fourth quarter of 2009.

In connection with HCERA becoming law on March 30, 2010, a triggering event occurred for the Lending, APG and Guarantor Servicing reporting units which required us to assess potential goodwill impairment as of March 31, 2010. As part of the impairment assessment, we considered the implications of the HCERA legislation to these reporting units as well as continued uncertainty in the economy and the tight

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

credit markets during the first quarter of 2010. The impairment assessment methodology utilized either a market approach and/or a discounted cash flow analysis for each reporting unit affected by the new HCERA legislation. This assessment resulted in estimated fair values of our reporting units in excess of their carrying values at March 31, 2010. Accordingly, there was no indicated impairment for these reporting units in the first quarter of 2010.

During the second quarter of 2010, no triggering event occurred to warrant an interim impairment assessment.

During the third quarter of 2010, as part of a broad-based assessment of possible changes to our business following the passage of HCERA, we performed certain preliminary valuations which indicated there was possible impairment of goodwill and certain intangible assets in our reporting units. We identified certain events that occurred during third quarter 2010 that we determined were triggering events because they either resulted in lower expected future cash flows or because they provided indications that market participants would value our reporting units below previous estimates of fair value. The triggering events that occurred in the third quarter included:

•	FFELP asset pricing information indicating market participants assume a greater uncertainty related to future cash flows and require a higher return on investment;

•	market bids related to the sale of a non-affiliated Guarantor business indicated a higher discount rate and greater uncertainty of future cash flows assumed;

•	the acquisition of FFELP assets by us indicated a higher discount rate applied to future cash flows than previously estimated;

•	Upromise sale of a business line provided an indication of how market participants view risks associated with future cash flows;

•	pricing pressures associated with new and existing business at the Upromise reporting unit; and

•	uncertainties related to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) legislation.

Because of the triggering events that occurred during the third quarter and our preliminary assessment, we retained a third-party appraisal firm to perform Step 1 impairment testing. The fair value of each reporting unit was determined by weighting different valuation approaches, as applicable, with the primary approach being the income approach.

As a result of new information regarding how market participants view the risks and uncertainties associated with future cash flows, we adjusted down our forecasted cash flows and increased the discount rates associated with these cash flows for the APG and Guarantor Servicing operating segments, resulting in a decline in value associated with these reporting units. With regard to Upromise, we determined that pricing pressures and certain risks associated with growing the business as well as the likelihood that a market participant would demand a higher discount rate and assume lower future expected cash flows than our own assumptions resulted in a decline in the fair value of this reporting unit.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

Resulting discount rates and growth rates used for our reporting units were:

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

We reviewed and approved the valuation prepared by the appraisal firm for each reporting unit, including the valuation methods employed and the key assumptions used, such as the discount rates, growth rates and control premiums, as applicable, for each reporting unit. We also performed stress tests of key assumptions using a range of discount rates and growth rates, as applicable. Based on the valuations performed in conjunction with Step 1 impairment testing and these stress tests, there was no indicated impairment for the Lending reporting unit and there was indicated impairment for the APG, Guarantor Services and Upromise reporting units in the third quarter testing.

Under the second step of the analysis, determining the implied fair value of goodwill requires valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As a result, we impaired the value of our goodwill by $402 million in our APG reporting unit, $140 million in our Upromise reporting unit and $62 million in our Guarantor Servicing reporting unit, which has been recorded as a charge in the third quarter of 2010.

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

We reviewed and approved the valuation prepared by the appraisal firm for each reporting unit in the fourth quarter of 2009, including the valuation methods employed and the key assumptions used, such as the discount rates, growth rates and control premiums, as applicable, for each reporting unit. We also performed stress tests of key assumptions using a range of discount rates and growth rates, as applicable. Based on the valuations performed in conjunction with Step 1 impairment testing and these stress tests, there was no indicated impairment for any reporting units at October 1, 2009,

Acquired Intangible Assets

Acquired intangible assets include the following:

		As of December 31, 2010
	Average		Accumulated
	Amortization	Cost	Impairment and
(Dollars in millions)	Period	Basis(1)	Amortization(1)	Net

Intangible assets subject to amortization:
Customer, services and lending relationships	12 years	$307	$(240)	$67
Software and technology	7 years	93	(91)	2

Total intangible assets subject to amortization		400	(331)	69
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	23	—	23

Total acquired intangible assets		$423	$(331)	$92

		As of December 31, 2009
	Average		Accumulated
	Amortization	Cost	Impairment and
(Dollars in millions)	Period	Basis(1)	Amortization(1)	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$332	$(208)	$124
Software and technology	7 years	98	(89)	9

Total intangible assets subject to amortization		430	(297)	133
Intangible assets not subject to amortization:
Trade names and trademarks	Indefinite	54	—	54

Total acquired intangible assets		$484	$(297)	$187

(1)	Includes impairment amounts only if portion of the acquired intangible asset has been deemed impaired. When an acquired intangible asset is considered fully impaired, the cost basis and any accumulated amortization related to the asset is written off.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

We recorded amortization of acquired intangible assets from continuing operations totaling $39 million, $38 million, and $48 million for the years ended December 31, 2010, 2009 and 2008, respectively. We recorded amortization of acquired intangible assets from discontinued operations totaling $0, $1 million, and $6 million for the years ended December 31, 2010, 2009 and 2008, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $23 million, $16 million, $11 million, $9 million and $6 million for the years ended December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

As discussed in Note 2, “Significant Accounting Policies,” we test our indefinite life intangible assets annually as of October 1 or during the course of the year if an event occurs or circumstances change which indicate potential impairment of these assets. We also assess whether an event or circumstance has occurred which may indicate impairment of its definite life (amortizing) intangible assets quarterly.

We recorded impairment of certain acquired intangible assets from continuing operations of $56 million, $36 million and $1 million, respectively, for the years ended December 31, 2010, 2009 and 2008. We recorded impairment of certain acquired intangible assets from discontinued operations of $0, $1 million and $36 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

In the third quarter of 2010, we recognized intangible impairments of $53 million related to Upromise and $3 million related to the Consumer Lending businesses, (see previous discussion of interim goodwill impairment testing).

In the fourth quarter of 2009, we recognized intangible impairments of $34 million related to our exclusive right to market under the USAF Guarantee. This intangible was impaired as a result of the legislative uncertainty surrounding the role of Guarantors in the future. This impairment charge was recorded to operating expense in the Business Services reportable segment. We also recognized intangible impairments of $3 million related to certain tradenames and relationships in the FFELP Loans reporting segment.

In 2008, we decided to wind down our Purchased Paper businesses. As a result, in the third quarter of 2008, we recorded an aggregate amount of $36 million of impairment of acquired intangible assets in discontinued operations, of which $28 million related to the impairment of two trade names and $8 million related to certain banking customer relationships associated with discontinued operations.

7.	Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities and participation programs, unsecured notes issued by us, term and other deposits at the Bank, and other interest-bearing liabilities related primarily to obligations to return cash collateral held. To match the interest rate and currency characteristics of our borrowings with the interest rate and currency characteristics of our assets, we enter into interest rate and foreign currency swaps with independent parties. Under these agreements, we make periodic payments, generally indexed to the related asset rates or rates which are highly correlated to the asset rates, in exchange for periodic payments which generally match our

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

interest obligations on fixed or variable rate notes (see Note 9, “Derivative Financial Instruments”). Payments and receipts on our interest rate and currency swaps are not reflected in the following tables.

The following table summarizes our borrowings as of December 31, 2010 and 2009.

	December 31, 2010			December 31, 2009
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings	$4,361	$15,742	$20,103	$5,185	$22,797	$27,982
Unsecured term bank deposits	1,387	3,160	4,547	842	4,795	5,637
FHLB-DM facility	900	—	900	—	—	—
ED Participation Program facility	—	—	—	9,006	—	9,006
ED Conduit Program facility	24,484	—	24,484	14,314	—	14,314
ABCP borrowings	—	5,853	5,853	—	8,801	8,801
SLC acquisition financing	—	1,064	1,064	—	—	—
FFELP Loans securitizations	—	112,425	112,425	—	81,923	81,923
Private Education Loans securitizations	—	21,409	21,409	—	7,277	7,277
Indentured trusts	—	1,246	1,246	64	1,533	1,597
Other(1)	2,257	—	2,257	1,472	—	1,472

Total before hedge accounting adjustments	33,389	160,899	194,288	30,883	127,126	158,009
Hedge accounting adjustments	227	2,644	2,871	14	3,420	3,434

Total	$33,616	$163,543	$197,159	$30,897	$130,546	$161,443

(1)	At December 31, 2010, “other” primarily consists of $0.9 billion of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation, as well as $1.4 billion of unsecured other bank deposits. At December 31, 2009, “other” primarily consisted of cash collateral held related to derivative exposures that are recorded as short-term debt obligation.

Short-term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings (secured and unsecured) at December 31, 2010 and 2009, the weighted average interest rates at the end of each period, and the related average balances and weighted

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

average interest rates during the periods. Rates reflect stated interest of borrowings and related discounts and premiums.

	December 31, 2010		Year Ended December 31, 2010
		Weighted Average		Weighted Average
	Ending Balance	Interest Rate	Average Balance	Interest Rate

Unsecured term bank deposits	$1,387,360	2.57%	$1,424,073	2.75%
FHLB-DM Facility	900,000	.30	402,644	.34
ED Participation Program Facility	—	—	13,536,795	.80
ED Conduit Program facility	24,484,353	.55	15,095,905	.67
ABCP borrowings	—	—	1,767,085	.95
Unsecured borrowings	4,585,120	2.28	4,603,252	2.76
Other interest bearing liabilities	2,259,023	.83	1,804,587	.54

Total short-term borrowings	$33,615,856	.88%	$38,634,341	1.05%

Maximum outstanding at any month end	$46,472,435

	December 31, 2009		Year Ended December 31, 2009
		Weighted Average		Weighted Average
	Ending Balance	Interest Rate	Average Balance	Interest Rate

Unsecured term bank deposits	$842,636	3.33%	$929,442	3.23%
ED Participation Program Facility	9,006,053	.79	14,174,433	1.42
ED Conduit Program facility	14,313,837	.59	7,339,592	.72
ABCP borrowings	—	—	16,238,782	1.64
Unsecured borrowings	5,259,278	2.58	4,408,990	2.05
Other interest bearing liabilities	1,475,007	.12	1,393,280	.31

Total short-term borrowings	$30,896,811	1.04%	$44,484,519	1.45%

Maximum outstanding at any month end	$53,406,554

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

Long-term Borrowings

The following tables summarize outstanding long-term borrowings (secured and unsecured) at December 31, 2010 and 2009, the weighted average interest rates at the end of the periods, and the related average balances during the periods. Rates reflect stated interest rate of borrowings and related discounts and premiums.

	December 31, 2010		Year Ended
		Weighted	December 31,
		Average	2010
	Ending	Interest	Average
	Balance(1)	Rate(2)	Balance

Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2012-2047	$124,053,229	1.12%	$112,909,791
Non-U.S. dollar-denominated:
Interest bearing, due 2012-2041	11,999,260	1.26	12,125,425

Total floating rate notes	136,052,489	1.13	125,035,216
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2012-2043	11,873,404	5.87	10,917,945
Non-U.S.-dollar denominated:
Interest bearing, due 2012-2039	5,484,681	3.35	6,256,958

Total fixed rate notes	17,358,085	5.06	17,174,903
Unsecured term bank deposits — U.S. dollar-denominated, due 2012-2019	3,216,165	3.40	3,698,888
ABCP borrowings	5,852,521	.81	4,855,478
SLC acquisition financing	1,064,244	4.76	2,916

Total long-term borrowings	$163,543,504	1.60%	$150,767,401

	December 31, 2009		Year Ended
		Weighted	December 31,
		Average	2009
	Ending	Interest	Average
	Balance(1)	Rate(2)	Balance

Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2011-2047	$84,849,160	1.20%	$83,001,692
Non-U.S. dollar-denominated:
Interest bearing, due 2011-2041	9,368,402	.96	10,589,114

Total floating rate notes	94,217,562	1.17	93,590,806
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2011-2043	12,355,688	5.55	11,556,520
Non-U.S.-dollar denominated:
Interest bearing, due 2011-2039	10,382,384	3.34	9,727,213

Total fixed rate notes	22,738,072	4.51	21,283,733
Unsecured term bank deposits — U.S. dollar-denominated, due 2011-2019	4,789,223	3.19	3,824,908
ABCP borrowings	8,801,415	1.55	—

Total long-term borrowings	$130,546,272	1.84%	$118,699,447

(1)	Ending balance is expressed in U.S. dollars at December 31, 2010 and 2009, respectively, spot currency exchange rate. Includes fair value adjustments under ASC 815 for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of note.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

At December 31, 2010, we had outstanding long-term borrowings with call features totaling $2.9 billion. Generally, these instruments are callable at the par amount. As of December 31, 2010, the stated maturities and maturities if accelerated to the call dates are shown in the following table:

	December 31, 2010
	Stated Maturity(1)				Maturity to Call Date(1)
		Unsecured				Unsecured
	Unsecured	Term Bank	Secured		Unsecured	Term Bank	Secured
	Borrowings	Deposits	Borrowings	Total(2)	Borrowings	Deposits	Borrowings	Total

Year of Maturity
2011	$—	$—	$16,254,625	$16,254,625	$1,586,390	$58,728	$20,958,756	$22,603,874
2012	1,801,338	1,531,860	13,614,267	16,947,465	1,846,786	1,531,860	11,450,578	14,829,224
2013	2,335,616	758,730	12,203,644	15,297,990	2,309,194	758,730	11,015,375	14,083,299
2014	3,841,274	810,807	9,893,645	14,545,726	3,938,632	810,807	9,680,796	14,430,235
2015	710,418	—	9,206,628	9,917,046	799,296	—	8,993,780	9,793,076
2016-2047	7,053,269	58,728	80,824,530	87,936,527	5,261,617	—	79,898,054	85,159,671

	15,741,915	3,160,125	141,997,339	160,899,379	15,741,915	3,160,125	141,997,339	160,899,379
Hedge accounting adjustments	1,277,865	56,040	1,310,220	2,644,125	1,277,865	56,040	1,310,220	2,644,125

Total	$17,019,780	$3,216,165	$143,307,559	$163,543,504	$17,019,780	$3,216,165	$143,307,559	$163,543,504

(1)	We view our on-balance sheet securitization trust debt as long-term based on the contractual maturity dates and projects the expected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2011 include $16.3 billion related to the on-balance sheet securitization trust debt.

(2)	The aggregate principal amount of debt that matures in each period is $16.3 billion in 2011, $17.0 billion in 2012, $15.4 billion in 2013, $14.6 billion in 2014, $10.0 billion in 2015, and $88.7 billion in 2016-2047.

Secured Borrowings

VIEs are required to be consolidated by their primary beneficiaries. The criteria to be considered the primary beneficiary changed on January 1, 2010 (see Note 2, “Significant Accounting Policies — Consolidation” for further discussion).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

We currently consolidate all of our financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of December 31, 2010 and 2009:

	December 31, 2010
(Dollars in millions)	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Conduit Program Facility	$24,484	$—	$24,484	$24,511	$819	$634	$25,964
ABCP borrowings	—	5,853	5,853	6,290	94	53	6,437
Securitizations — FFELP Loans	—	112,425	112,425	113,400	3,728	966	118,094
Securitizations — Private Education Loans	—	21,409	21,409	24,355	1,213	690	26,258
Indentured trusts	—	1,246	1,246	1,549	129	15	1,693

Total before hedge accounting adjustments	24,484	140,933	165,417	170,105	5,983	2,358	178,446
Hedge accounting adjustments	—	1,311	1,311	—	—	1,348	1,348

Total	$24,484	$142,244	$166,728	$170,105	$5,983	$3,706	$179,794

	December 31, 2009
(Dollars in millions)	Debt Outstanding
	Short	Long		Carrying Amount of Assets Securing Debt Outstanding
	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Participation Program Facility	$9,006	$—	$9,006	$9,397	$115	$61	$9,573
ED Conduit Program facility	14,314	—	14,314	14,594	478	372	15,444
ABCP borrowings	—	8,801	8,801	9,929	204	100	10,233
Securitizations — FFELP Loans	—	81,923	81,923	82,913	2,693	686	86,292
Securitizations — Private Education Loans	—	7,277	7,277	10,108	934	763	11,805
Indentured trusts	64	1,533	1,597	1,898	172	24	2,094

Total before hedge accounting adjustments	23,384	99,534	122,918	128,839	4,596	2,006	135,441
Hedge accounting adjustments	—	1,479	1,479	—	—	1,634	1,634

Total	$23,384	$101,013	$124,397	$128,839	$4,596	$3,640	$137,075

The Department of Education (“ED”) Funding Programs

In August 2008, ED implemented the Purchase Program and the Participation Program pursuant to ECASLA. Under the Purchase Program, ED purchases eligible FFELP Loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75 per loan. Under the Participation Program, ED provides short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP Loans. FFELP lenders are charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Loans eligible for the Participation or Purchase Programs are limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. In October 2010, we sold $20.4 billion of loans to ED and paid off $20.3 billion of advances outstanding under the Participation Program. This program is no longer in effect and is not available as a source of funding.

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

disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and accepted eligible loans through July 1, 2010. The ED Conduit Program expires on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with us being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time, the notes still cannot be paid off, the underlying FFELP Loans that serve as collateral to the ED Conduit will be sold to ED through a put agreement at a price of 97 percent of the face amount of the loans. Our intent is to term securitize the loans in the facility before the facility expires. Any loans that remain in the facility as of the expiration date will be sold to ED at a price of 97 percent of the face amount of the loans. As of December 31, 2010, approximately $24.2 billion face amount of our Stafford and PLUS Loans were funded through the ED Conduit Program, including $9.3 billion of loans acquired through the Student Loan Corporation acquisition and funded in this program (see “SLC Acquisition Funding” below).

Asset-Backed Financing Facilities

During the first quarter of 2008, we entered into two new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”) to fund FFELP and Private Education Loans. In 2009, the FFELP facilities were subsequently amended and reduced and the Private Education facility was retired.

On January 15, 2010, we terminated the 2008 Asset-Backed Financing Facilities for FFELP and entered into new multi-year ABCP facilities (the “2010 Facility”) which will continue to provide funding for our federally guaranteed student loans. The 2010 Facility provides for maximum funding of $10 billion for the first year, $5 billion for the second year and $2 billion for the third year. Upfront fees related to the 2010 Facility were approximately $4 million. Borrowings under the facility are expected to be commercial paper issue cost plus 0.50 percent.

Our borrowings under the 2010 Facility are non-recourse. The maximum amount we may borrow under the 2010 Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. In addition to the funding limits described above, funding under the 2010 Facility is subject to usual and customary conditions. The 2010 Facility is subject to termination under certain circumstances. The principal financial covenants in this facility require us to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.1 billion as of December 31, 2010. The covenants also require us to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. We were compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended December 31, 2010. Increases in the borrowing rate of up to LIBOR plus 4.50 percent could occur if certain asset coverage ratio thresholds are not met. Failure to pay off the 2010 Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the 2010 Facility with the interest rate increasing from LIBOR plus 2.00 percent to LIBOR plus 3.00 percent over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon. As of December 31, 2010, there was approximately $5.9 billion outstanding in this facility. The book basis of the assets securing this facility at December 31, 2010 was $6.4 billion.

On January 14, 2011, we amended the 2010 Facility extending the step-down dates and final term of the facility, which will continue to provide funding for our federally-guaranteed student loans. The facility amount

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

is now $7.5 billion, reflecting an increase of $2.5 billion over the previously scheduled facility reduction. The scheduled maturity date of the facility is January 10, 2014. We paid an extension fee of $2 million. The usage fee for the 2010 Facility remains unchanged at 0.50 percent over the applicable funding rate. The amended facility features two contractual reductions over the term. The first reduction is on January 13, 2012, to $5.0 billion. The second reduction is on January 11, 2013, to $2.5 billion. If we fail to reduce the facility at either trigger point, the usage fee increases to a maximum of 2.00 percent over the applicable funding rate. If liquidity agreements are not renewed on the trigger dates, the usage fee increases to 1.00 percent over the applicable funding rate on January 13, 2012 and 1.50 percent over the applicable funding rate on January 11, 2013. All other terms are consistent with the original 2010 Facility described above.

SLC Acquisition Financing

On December 31, 2010, we closed on our agreement to purchase an interest in $26.1 billion of securitized federal student loans and related assets from the Student Loan Corporation (“SLC”), a subsidiary of Citibank, N.A. The purchase price was approximately $1.1 billion. The transaction was funded by a 5-year term loan provided by Citibank in an amount equal to the purchase price. The loan is secured by the purchased assets and guaranteed by us. The loan bears interest at a rate of LIBOR plus 4.50 percent, and is subject to scheduled quarterly principal payments of the lesser of (i) 2.5 percent of the original principal amount of the term loan or (ii) the residual cash flow derived from the assets securing the loan. Residual cash flow in excess of that needed to make quarterly principal payments is restricted but we are permitted, at our option, to prepay the obligation, in whole or in part, at any time without penalty.

Securitizations

In early 2009, the Federal Reserve Bank of New York initiated a program, The Term Asset-Backed Securities Loan Facility (“TALF”), to facilitate renewed issuance of eligible consumer and small business ABS with a term of up to five years. For student loan collateral, TALF expired on March 31, 2010. During the program, we completed five transactions totaling $7.5 billion which were TALF eligible.

In 2009, we completed four FFELP long-term ABS transactions totaling $5.9 billion. The FFELP transactions were composed primarily of FFELP Consolidation Loans which were not eligible for the ED Conduit Program or the TALF. During 2009, we completed $7.5 billion of Private Education Loan term ABS transactions, all of which were private placement transactions and some were TALF eligible. On January 6, 2009, we closed a $1.5 billion 12.5 year ABS based facility (“Total Return Swap Facility”).

In March, 2010, we issued a $1.6 billion Private Education Loan term ABS transaction which was TALF-eligible. The issuance included one $149 million tranche bearing a coupon of Prime minus 0.05 percent and a second $1.401 billion tranche bearing a coupon of 1-month LIBOR plus 3.25 percent.

In April, 2010, we issued a $1.2 billion FFELP long-term ABS transaction. The issuance included $1.2 billion A Notes bearing a coupon of 1-month LIBOR plus 0.40 percent and $37 million B Notes bearing a coupon of 1-month LIBOR plus 0.90 percent. The B Notes were purchased by us in their entirety on the settlement date. This transaction was composed primarily of FFELP Stafford and PLUS loans.

In July 2010, we redeemed our $1.5 billion SLM Private Education Loan Trust 2009-A ABS issue and closed new offerings of our $869 million SLM 2010-B and $1.7 billion SLM 2010-C Private Education Loan Trust ABS issues. Approximately $875 million of the 2010-B and 2010-C bonds were issued at a weighted average coupon of 1-month LIBOR plus 2.23 percent; the remaining $1.7 billion of bonds were financed under our Total Return Swap Facility. We raised approximately $1.0 billion of net additional cash on these concurrent transactions.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Borrowings (Continued)

In August, 2010, we issued a $760 million FFELP ABS transaction. This issuance included $738 million A Notes bearing a coupon of 1-month LIBOR plus 0.50 percent and $22 million B Notes bearing a coupon of 1-month LIBOR plus 0.90 percent. We purchased the B Notes in their entirety on the settlement date. This transaction was composed primarily of FFELP Stafford and PLUS loans.

We have $5.3 billion Private Education Loan securitization bonds outstanding at December 31, 2010, where we have the ability to call the bonds at a discount to par between 2011 and 2014. We have concluded that it is probable we will call these bonds at the call date at the respective discount. Probability is based on our assessment of whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, we are accreting this call discount as a reduction to interest expense through the call date. If it becomes less than probable that we will call these bonds at a future date, it will result in our reversing this prior accretion as a cumulative catch-up adjustment. We have accreted approximately $172 million, cumulatively, and $112 million in the year ended December 31, 2010 as a reduction of interest expense.

Auction Rate Securities

At December 31, 2010, we had $3.3 billion of taxable and $0.9 billion of tax-exempt auction rate securities outstanding in securitizations and indentured trusts, respectively. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, $3.4 billion of our auction rate securities as of December 31, 2010 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our taxable auction rate securities is generally LIBOR plus 1.50 percent to 3.50 percent, dependant on the security’s credit rating. The maximum allowable interest rate on many of our tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 0.84 percent during the fourth quarter of 2010. As of December 31, 2010, $0.8 billion of auction rate securities with shorter weighted average terms to maturity have had successful auctions, resulting in an average rate of 1.67 percent.

Reset Rate Notes

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the notes are reset. We also have the option to repurchase a reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on the remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent until such time as the bonds are successfully remarketed or repurchased. Our repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to us than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at December 31, 2010, $4.3 billion of our reset rate notes bore interest at, or were swapped to LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible these and additional reset rate notes will experience failed remarketings. As of December 31, 2010, we had $2.0 billion and $0.8 billion of reset rate notes due to be newly remarketed in 2011 and 2012, respectively, and an additional $5.7 billion to be newly remarked thereafter.

Indentured Trusts

We have secured assets and outstanding bonds in indentured trusts resulting from the acquisition of various student loan providers in prior periods. The indentures were created and bonds issued to finance the

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

Federal Home Loan Bank of Des Moines (“FHLB-DM”)

On January 15, 2010, HICA Education Loan Corporation (“HICA”), our subsidiary, entered into a lending agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes federally-guaranteed student loans (but does not include Private Education Loans). The amount, price and tenor of future advances will vary and be subject to the agreement’s borrowing conditions as then in effect determined at the time of each borrowing. The maximum amount that can be borrowed, as of December 31, 2010, subject to available collateral, is approximately $9.6 billion. As of December 31, 2010, borrowing under the facility totaled $900 million and was secured by $1.2 billion of FFELP Loans. We have provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

Other Funding Sources

Sallie Mae Bank

During the fourth quarter of 2008, the Bank, our Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. The Bank raises deposits through intermediaries in the brokered Certificate of Deposit (“CD”) market and through direct retail deposit channels. As of December 31, 2010, bank deposits totaled $5.9 billion of which $4.5 billion were brokered term deposits, $1.4 billion were retail and other deposits. In addition, the Bank had deposits from affiliates totaling $440 million that eliminate in our consolidated balance sheet. Cash and liquid investments totaled $2.0 billion as of December 31, 2010.

In addition to its deposit base, the Bank has borrowing capacity with the Federal Reserve Bank (“FRB”) through a collateralized lending facility. Borrowing capacity is limited by the availability of acceptable collateral. As of December 31, 2010, borrowing capacity was approximately $650 million and there were no outstanding borrowings.

Senior Unsecured Debt

During the year, we issued $1.5 billion of senior unsecured notes that bear a coupon of 8.00 percent. The notes were swapped to LIBOR with an all-in cost of LIBOR plus 4.65 percent. On January 11, 2011, we announced and priced a $2 billion five-year 6.25 percent fixed rate unsecured bond. The bond was issued to yield 6.50 percent before underwriting fees. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 4.46 percent.

The following table summarizes activity related to the senior unsecured debt repurchases for the years ended December 31, 2010, 2009 and 2008. “Gains on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
	2010	2009	2008

Unsecured debt principal repurchased	$4,868,201	$3,447,245	$1,910,326
Gains on debt repurchases	316,941	536,190	64,477

Unsecured Revolving Credit Facility

In 2010 we terminated our $1.6 billion revolving credit facility that was scheduled to mature in October 2011.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization

We securitize our FFELP Loan and Private Education Loan assets. Prior to the adoption of new consolidation accounting guidance on January 1, 2010, for transactions qualifying as sales, we retained a Residual Interest and the underlying servicing rights (as we retained the servicing responsibilities), all of which were referred to as our Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. As a result of adopting new consolidation accounting guidance, we removed the $1.8 billion of Residual Interests (associated with our previously off-balance sheet securitization trusts as of December 31, 2009) from the consolidated balance sheet (see Note 2, “Significant Accounting Policies — Consolidation” for further details). While this accounting has changed, our economic interest in these assets remains unchanged.

Securitization Activity

The following table summarizes our securitization activity for the years ended December 31, 2010, 2009 and 2008. The securitizations in the periods presented below were accounted for as financings.

	Years Ended December 31,
	2010		2009		2008
		Loan		Loan		Loan
	No. of	Amount	No. of	Amount	No. of	Amount
(Dollars in millions)	Transactions	Securitized	Transactions	Securitized	Transactions	Securitized

Securitizations:
FFELP Stafford/PLUS Loans	2	$1,965	—	$—	9	$18,546
FFELP Consolidation Loans	—	—	3	5,339	—	—
Private Education Loans	3	6,186	5	11,122	—	—

Total securitizations	5	$8,151	8	$16,461	9	$18,546

The following table summarizes cash flows received from or paid to the previously off-balance sheet securitization trusts during the years ended December 31, 2009 and 2008.

	Years Ended December 31,
(Dollars in millions)	2009	2008

Cash distributions from trusts related to Residual Interests	$477	$909
Servicing fees received(1)	225	246
Purchases of previously transferred financial assets for representation and warranty violations	(7)	(37)
Reimbursements of borrower benefits(2)	(36)	(29)
Purchases of delinquent Private Education Loans from securitization trusts using delinquent loan call option	—	(172)
Purchases of loans using clean-up call option	—	(697)

(1)	We received annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to our FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

(2)	Under the terms of the securitizations, the transaction documents require that we reimburse the trusts for any borrower benefits afforded the borrowers of the underlying securitized loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

Retained Interest in Securitized Receivables

The following tables summarize the fair value of our Residual Interests, included in our Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of December 31, 2009. As noted previously, the Residual Interest was removed from the balance sheet on January 1, 2010.

	As of December 31, 2009
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total
(Dollars in millions)

Fair value of Residual Interests	$243	$791	$794	$1,828
Underlying securitized loan balance	5,377	14,369	12,986	32,732
Weighted average life	3.3 yrs.	9.0 yrs.	6.3 yrs.
Prepayment speed (annual rate)(2):
Interim status	0%	N/A	0%
Repayment status	0-14%	2-4%	2-15%
Life of loan — repayment status	9%	3%	6%
Expected remaining credit losses (% of outstanding student loan principal)(3)(4)	.10%	.25%	5.31%
Residual cash flows discount rate	10.6%	12.3%	27.5%

(1)	Includes $569 million related to the fair value of the Embedded Floor Income as of December 31, 2009.

(2)	We used Constant Prepayment Rate (“CPR”) curves for Residual Interest valuations that were based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR was applied to each year of a loan’s seasoning. Repayment status CPR used was based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(3)	Remaining expected credit losses as of the respective balance sheet date.

(4)	For Private Education Loan trusts, estimated defaults from settlement to maturity are 12.2 percent at December 31, 2009. These estimated defaults do not include recoveries related to defaults but do include prior purchases of loans at par by us when loans reached 180 days delinquent (prior to default) under a contingent call option. Although these loan purchases do not result in a realized loss to the trust, we have included them here. Not including these purchases in the disclosure would result in estimated defaults of 9.3 percent at December 31, 2009.

We recorded net unrealized mark-to-market losses of $330 million and $425 million in the years ended December 31, 2009 and 2008, respectively, related to the Residual Interest.

As of December 31, 2009, we changed the following significant assumptions used to determine the fair value of the Residual Interests compared with those used as of December 31, 2008:

•	Prepayment speed assumptions on FFELP Stafford and Consolidation Loans were decreased. This change reflects the significant decrease in prepayment activity experienced since 2008. This decrease in prepayment activity, which we expect will continue into the foreseeable future, was primarily due to a reduction in third-party consolidation activity as a result of the CCRAA and the current U.S. economic and credit environment. This resulted in a $61 million unrealized mark-to-market gain.

•	Life of loan default rate assumptions for Private Education Loans were increased from 9.1 percent to 12.2 percent as a result of the continued weakening of the U.S. economy. This resulted in a $426 million unrealized mark-to-market loss.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Student Loan Securitization (Continued)

The table below shows our off-balance sheet Private Education Loan delinquency trends as of December 31, 2009.

	December 31,
	2009
	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$2,546
Loans in forbearance(2)	453
Loans in repayment and percentage of each status:
Loans current	8,987	90.0%
Loans delinquent 31-60 days(3)	332	3.3
Loans delinquent 61-90 days(3)	151	1.5
Loans delinquent greater than 90 days(3)	517	5.2

Total off-balance sheet Private Education Loans in repayment	9,987	100%

Total off-balance sheet Private Education Loans, gross	$12,986

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table summarizes charge-off activity for Private Education Loans in the off-balance sheet trusts for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
(Dollars in millions)

Charge-offs	$(423)	$(153)
Charge-offs as a percentage of average loans in repayment	4.4%	1.9%
Charge-offs as a percentage of average loans in repayment and forbearance	4.2%	1.6%
Ending off-balance sheet total Private Education Loans(1)	$13,215	$13,782
Average off-balance sheet Private Education Loans in repayment	$9,597	$8,088
Ending off-balance sheet Private Education Loans in repayment	$9,987	$9,530

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans (see Note 4, “Allowance for Loan Losses”).

9.	Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk associated with debt we issued. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. In addition, we utilize derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts, basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions generally do not qualify for hedge accounting under ASC 815 (as discussed below) and thus may adversely impact earnings.

Although we use derivatives to offset (or minimize) the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2010 and 2009, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to SLM Corporation and the Bank derivatives of $296 million and $246 million, respectively.

Our on-balance sheet securitization trusts have $13.8 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2010. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. At December 31, 2010, the net positive exposure on these swaps is $920 million. As previously discussed, our corporate derivatives contain provisions which require collateral to be posted on a regular basis for changes in market values. The on-balance sheet trusts’ derivatives are structured such that swap counterparties are required to post collateral if their credit rating has been withdrawn or is below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. In addition to the credit rating requirement, trusts issued after November 2005 require the counterparty to post collateral due to a net positive exposure on cross-currency interest rate swaps, irrespective of their counterparty rating. The trusts, however, are not required to post collateral to the counterparty.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

Accounting for Derivative Instruments

Derivative instruments that are used as part of our interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities, including the Residual Interests from off-balance sheet securitizations (prior to the adoption of topic updates to new consolidation accounting guidance adopted on January 1, 2010, see Note 2, “Significant Accounting Policies — Consolidation”). The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by us as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

Fair Value Hedges

Fair value hedges are generally used by us to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. We enter into interest rate swaps to economically convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. We also enter into cross-currency interest rate swaps to economically convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness (in some cases we exclude time-value components) and generally hedge changes in fair values due to interest rates or interest rates and foreign currency exchange rates or the total change in fair values.

Cash Flow Hedges

We use cash flow hedges to hedge the exposure to variability in cash flows for a forecasted debt issuance and for exposure to variability in cash flows of floating rate debt. This strategy is used primarily to minimize the exposure to volatility from future changes in interest rates. Gains and losses on the effective portion of a qualifying hedge are recorded in accumulated in other comprehensive income and ineffectiveness is recorded immediately to earnings. In the case of a forecasted debt issuance, gains and losses are reclassified to earnings over the period which the stated hedged transaction affects earnings. If we determine it is not probable that the anticipated transaction will occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. We generally hedge exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.

Trading Activities

When derivative instruments do not qualify as hedges, they are accounted for as trading instruments where all changes in fair value are recorded through earnings. We sell interest rate floors (Floor Income Contracts) to hedge the Embedded Floor Income options in student loan assets. The Floor Income Contracts are written options which have a more stringent hedge effectiveness hurdle to meet. Therefore, Floor Income Contracts do not qualify for hedge accounting treatment, and are recorded as trading instruments. Regardless of the accounting treatment, we consider these contracts to be economic hedges for risk management purposes. We use this strategy to minimize our exposure to changes in interest rates.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

We use basis swaps to minimize earnings variability caused by having different reset characteristics on our interest-earning assets and interest-bearing liabilities. These swaps possess a term of up to 14 years with a pay rate indexed to 91-day Treasury bill, 3-month commercial paper, 52-week Treasury bill, LIBOR, Prime, Consumer Price Index or 1-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on a review of our asset/liability structure, our assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. Hedge accounting requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness criterion because the index of the swap does not exactly match the index of the hedged assets. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates. Prior to the adoption of new consolidation accounting guidance, we also had basis swaps that did not meet the effectiveness test that economically hedge off-balance sheet instruments. As a result, these swaps were recorded at fair value with changes in fair value reflected currently in the statement of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2010 and 2009, and their impact on other comprehensive income and earnings for the years ended December 31, 2010, 2009 and 2008.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(Dollars in millions)	Exposure	2010	2009	2010	2009	2010	2009	2010	2009

Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$967	$684	$200	$133	$1,167	$817
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	1,925	2,932	101	44	2,026	2,976
Other	Interest rate	—	—	—	—	26	—	26	—

Total derivative assets(3)		—	—	2,892	3,616	327	177	3,219	3,793
Derivative Liabilities:
Interest rate swaps	Interest rate	(75)	(78)	—	(6)	(348)	(639)	(423)	(723)
Floor Income Contracts	Interest rate	—	—	—	—	(1,315)	(1,234)	(1,315)	(1,234)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(215)	(192)	—	(1)	(215)	(193)
Other(2)	Interest rate	—	—	—	—	(1)	(20)	(1)	(20)

Total derivative liabilities(3)		(75)	(78)	(215)	(198)	(1,664)	(1,894)	(1,954)	(2,170)

Net total derivatives		$(75)	$(78)	$2,677	$3,418	$(1,337)	$(1,717)	$1,265	$1,623

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of Euro-dollar futures contracts, the embedded derivatives in asset-backed financings, and derivatives related to the our Total Return Swap Facility. The embedded derivatives are required to be accounted for as derivatives.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Gross position	$3,219	$3,793	$(1,954)	$(2,170)
Impact of master netting agreements	(782)	(1,009)	782	1,009

Derivative values with impact of master netting agreements (as carried on balance sheet)	2,437	2,784	(1,172)	(1,161)
Cash collateral (held) pledged	(886)	(1,268)	809	636

Net position	$1,551	$1,516	$(363)	$(525)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(Dollars in billions)	2010	2009	2010	2009	2010	2009	2010	2009

Notional Values:
Interest rate swaps	$1.6	$1.7	$13.5	$12.4	$118.9	$148.2	$134.0	$162.3
Floor Income Contracts	—	—	—	—	39.3	47.1	39.3	47.1
Cross currency interest rate swaps	—	—	17.5	19.3	.3	.3	17.8	19.6
Other(1)	—	—	—	—	1.0	1.1	1.0	1.1

Total derivatives	$1.6	$1.7	$31.0	$31.7	$159.5	$196.7	$192.1	$230.1

(1)	“Other” includes Euro-dollar futures contracts, embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Unrealized Gain			Realized Gain			Unrealized Gain
	(Loss) on			(Loss) on			(Loss) on
	Derivatives(1)(2)			Derivatives(3)			Hedged Item(1)			Total Gain (Loss)
(Dollars in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Fair Value Hedges:
Interest rate swaps	$289	$(801)	$1,427	$487	$403	$157	$(334)	$850	$(1,532)	$442	$452	$52
Cross currency interest rate swaps	(1,871)	692	(1,537)	348	440	67	1,732	(934)	1,864	209	198	394

Total fair value derivatives	(1,582)	(109)	(110)	835	843	224	1,398	(84)	332	651	650	446
Cash Flow Hedges:
Interest rate swaps	—	2	—	(58)	(75)	(37)	—	—	—	(58)	(73)	(37)

Total cash flow derivatives	—	2	—	(58)	(75)	(37)	—	—	—	(58)	(73)	(37)
Trading:
Interest rate swaps	412	(526)	(261)	11	433	584	—	—	—	423	(93)	323
Floor Income Contracts	156	483	(529)	(888)	(717)	(488)	—	—	—	(732)	(234)	(1,017)
Cross currency interest rate swaps	57	(26)	11	7	4	16	—	—	—	64	(22)	27
Other	37	(64)	(3)	31	—	3	—	—	—	68	(64)	—

Total trading derivatives	662	(133)	(782)	(839)	(280)	115	—	—	—	(177)	(413)	(667)

Total	(920)	(240)	(892)	(62)	488	302	1,398	(84)	332	416	164	(258)
Less: realized gains (losses) recorded in interest expense	—	—	—	777	768	187	—	—	—	777	768	187

Gains (losses) on derivative and hedging activities, net	$(920)	$(240)	$(892)	$(839)	$(280)	$115	$1,398	$(84)	$332	$(361)	$(604)	$(445)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended
	December 31,
(Dollars in millions)	2010	2009	2008

Total losses on cash flow hedges	$(35)	$(22)	$(95)
Realized losses recognized in interest expense(1)(2)(3)	40	63	24
Hedge ineffectiveness reclassified to earnings(1)(4)	—	(1)	—

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$5	$40	$(71)

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	We expect to reclassify $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

Collateral

Collateral held and pledged at December 31, 2010 and 2009 related to derivative exposures between us and our derivative counterparties are detailed in the following table:

	December 31,	December 31,
(Dollars in millions)	2010	2009

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$886	$1,268
Securities at fair value — corporate derivatives (not recorded in financial statements)(2)	—	112
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(3)	585	717

Total collateral held	$1,471	$2,097

Derivative asset at fair value including accrued interest	$2,540	$3,119

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$809	$636
Securities at fair value (recorded in investments)(4)	—	25
Securities at fair value (recorded in restricted investments)(5)	36	25
Securities at fair value re-pledged (not recorded in financial statements)(5)(6)	—	87

Total collateral pledged	$845	$773

Derivative liability at fair value including accrued interest and premium receivable	$747	$758

(1)	At December 31, 2010 and 2009, $108 million and $447 million, respectively, was held in restricted cash accounts.

(2)	Effective with the downgrade in our unsecured credit ratings on May 13, 2009, certain counterparties do not allow us to sell or re-pledge securities it holds as collateral.

(3)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

(4)	Counterparty does not have the right to sell or re-pledge securities.

(5)	Counterparty has the right to sell or re-pledge securities.

(6)	Represents securities we hold as collateral that have been pledged to other counterparties.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Derivative Financial Instruments (Continued)

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $711 million with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $92 million and have posted $95 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would not be required to deliver additional assets to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

At December 31, 2009, $381 million in collateral related to off-balance sheet trust derivatives were held by previously off-balance sheet trusts. Collateral posted by third parties to the off-balance sheet trusts cannot be sold or re-pledged by the trusts. As of January 1, 2010, the off-balance sheet trusts were consolidated with the adoption of topic updates to ASC 810. (See Note 2, “Significant Accounting Policies — Consolidations.”)

10.	Other Assets

The following table provides the detail of our other assets at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Derivatives at fair value	$2,436,911	27%	$2,783,696	28%
Accrued interest receivable	2,927,292	33	2,566,984	26
Income tax asset, net current and deferred	1,283,344	14	1,750,424	18
Purchased Paper-related receivables and real estate owned	95,907	1	286,108	3
Benefit and insurance-related investments	462,131	5	472,079	5
Fixed assets, net	290,705	4	322,481	3
Accounts receivable — general	729,592	8	807,086	8
Other loans	271,241	3	420,233	4
Other	473,149	5	511,500	5

Total	$8,970,272	100%	$9,920,591	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At December 31, 2010 and 2009, these balances included $2.7 billion and $3.4 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of December 31, 2010 and 2009, the cumulative mark-to-market adjustment to the hedged debt was $(2.7) billion and $(3.4) billion, respectively.

11.	Stockholders’ Equity

Preferred Stock

At December 31, 2010, we had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11.	Stockholders’ Equity (Continued)

Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). Neither series has a maturity date but can be redeemed at our option beginning November 16, 2009 for Series A Preferred Stock, and on any dividend payment date on or after June 15, 2010 for Series B Preferred Stock. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of our other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 70 basis points per annum in arrears, on and until June 15, 2011, increasing to 3-month LIBOR plus 170 basis points per annum in arrears after and including the period beginning on June 15, 2011. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of our common stock.

The remaining 810,370 shares of our 7.25 percent Mandatory Convertible Preferred Stock, Series C (the “Series C Preferred Stock”) were converted on December 15, 2010, the mandatory conversion date, into 41 million shares of common stock. This conversion was based on a conversion rate calculated using the average of the closing prices per share of our common stock during the 20 consecutive trading day period ending on the third trading day immediately preceding the mandatory conversion date. Pursuant to the terms of the Series C Preferred Stock, each share of preferred stock was converted into 50.8906 shares of common stock. During 2009, we converted $339 million of our Series C Preferred Stock to common stock. As part of this conversion, we delivered to the holders of the preferred stock: (1) approximately 17 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in additional expense recorded as part of preferred stock dividends for the year of approximately $53 million.

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2010, 526.9 million shares were issued and outstanding and 34.5 million shares were unissued but encumbered for outstanding stock options for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in Note 13, “Stock-Based Compensation Plans and Arrangements.” Voting shares outstanding stated in our Proxy Statement and on the cover pages of our Form 10-Qs and Form 10-Ks, and used for voting and dividend paying purposes, excludes non-voting shares reserved for our deferred compensation plan. Shares outstanding stated in our Statement of Stockholders’ Equity and used for calculating earnings per common share, includes these non-voting shares. These non-voting shares totaled 87,880 shares as of December 31, 2010.

Common Stock Repurchase Program and Equity Forward Contracts

In the past, we repurchased our common stock through both open market purchases and settlement of equity forward contracts. However, since January 2008, we have repurchased our common stock only in connection with our benefit plans, including shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11.	Stockholders’ Equity (Continued)

The following table summarizes our common share repurchases and issuances for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
(Shares in millions)	2010	2009	2008

Common shares repurchased:
Benefit plans(1)	1.1	.3	1.0

Total shares repurchased	1.1	.3	1.0

Average purchase price per share	$13.44	$20.29	$24.51

Common shares issued	43.0	17.8	1.9

Authority remaining at end of period for repurchases	38.8	38.8	38.8

(1)	Shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of our common stock on December 31, 2010 was $12.59.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive loss as of December 31, 2010, 2009 and 2008.

	December 31,
	2010	2009	2008

Net unrealized gains (losses) on investments(1)(2)	$2,222	$1,629	$(1,243)
Net unrealized (losses) on derivatives(3)	(48,789)	(53,899)	(93,986)
Net gain on defined benefit pension plans(4)	1,903	11,445	18,753

Total accumulated other comprehensive loss	$(44,664)	$(40,825)	$(76,476)

(1)	Net of tax expense of $1.3 million and $.9 million as of December 31, 2010 and 2009, respectively, and tax benefit of $.8 million as of December 31, 2008.

(2)	Net unrealized gains (losses) on investments include currency translation gains of $.5 million, $.8 million and $.4 million as of December 31, 2010, 2009 and 2008, respectively.

(3)	Net of tax benefit of $28 million, $31 million and $53 million as of December 31, 2010, 2009 and 2008, respectively.

(4)	Net of tax expense of $1 million, $7 million and $11 million as of December 31, 2010, 2009 and 2008, respectively.

12.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the years ended December 31, 2010, 2009 and 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

12.	Earnings (Loss) per Common Share (Continued)

	Years Ended December 31,
	2010	2009	2008

Numerator:
Net income from continuing operations	$597,530	$544,010	$2,480
Preferred stock dividends	72,143	145,836	111,206

Net income (loss) from continuing operations attributable to common stock	525,387	398,174	(108,726)
Adjusted for dividends of Series C Preferred Stock(1)	—	—	—

Net income (loss) from continuing operations attributable to common stock, adjusted	525,387	398,174	(108,726)
Loss from discontinued operations	(67,148)	(219,872)	(215,106)

Net income (loss) attributable to common stock	$458,239	$178,302	$(323,832)

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	486,673	470,858	466,642
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	1,812	726	—

Dilutive potential common shares(2)	1,812	726	—

Weighted average shares used to compute diluted EPS	488,485	471,584	466,642

Basic earnings (loss) per common share:
Continuing operations	$1.08	$.85	$(.23)
Discontinued operations	(.14)	(.47)	(.46)

Total	$.94	$.38	$(.69)

Diluted earnings (loss) per common share:
Continuing operations	$1.08	$.85	$(.23)
Discontinued operations	(.14)	(.47)	(.46)

Total	$.94	$.38	$(.69)

(1)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)	For the years ended December 31, 2010, 2009 and 2008, stock options covering approximately 15 million, 42 million and 38 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

13.	Stock-Based Compensation Plans and Arrangements

As of December 31, 2010, we have two active stock-based compensation plans that provide for grants of equity awards to our employees and non-employee directors. We also maintain an Employee Stock Purchase Plan (the “ESPP”). Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued. We also make grants of stock-based awards under individually negotiated agreements.

Our 2009-2012 Incentive Plan was approved by shareholders on May 22, 2009, and expires on May 22, 2012. At December 31, 2010, 21.7 million shares were authorized to be issued from this plan.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

Our Directors Equity Plan, under which stock options and restricted stock are granted to non-employee members of the board of directors, was approved on May 22, 2009, and expires on May 22, 2012. At December 31, 2010, 1 million shares were authorized to be issued from this plan.

From January 1, 2007 through May 21, 2009, we granted stock options and restricted stock to our employees and non-employee directors under the SLM Corporation Incentive Plan and the Directors Stock Plan.

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008 was $40 million, $51 million, and $86 million, respectively. The related income tax benefit for the years ended December 31, 2010, 2009 and 2008 was $15 million, $19 million and $32 million, respectively. As of December 31, 2010, there was $25 million of total unrecognized compensation cost related to stock-based compensation programs, which is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

The maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of our common stock on the grant date. We have granted time-vested, price-vested and performance-vested options to our employees and non-employee directors. Time-vested options granted to non-management employees vest one-half in 18 months from grant date and the second one-half in 36 months from grant date. Time-vested options granted to management employees vest one-third per year for three years. Price-vested options granted to management employees vest upon our common stock price reaching a targeted closing price for a set number of days, with a cliff vesting on the eighth anniversary of their grant date. Price-vested options granted to non-employee directors vest upon our common stock price reaching a targeted closing price for a set number of days or the director’s election to the Board, whichever occurs later, with a cliff vesting on the fifth anniversary of their grant date. Performance-vested options granted to senior management employees vest one-third per year for three years based on earnings-related performance targets.

The fair values of the options granted in the years ended December 31, 2010, 2009 and 2008 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.60%	1.51%	2.50%
Expected volatility	60%	80%	44%
Expected dividend rate	0.00%	0.00%	0.00%
Expected life of the option	3.3 years	3.5 years	3.3 years

The expected life of the options is based on observed historical exercise patterns. Groups of employees (including non-employee directors) that have received similar option grant terms are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the grant date, divided by the stock price at the grant date.

As of December 31, 2010, there was $22 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.9 years.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

On May 17, 2010, we launched a one-time stock option exchange program to allow certain eligible employees (excluding our named executive officers and members of our Board of Directors) to exchange certain out-of-the-money options for new options with an exercise price equal to the fair market value of our stock as of the grant date. To be eligible for the exchange, the options had to have been granted on or before January 31, 2008, had an exercise price that was greater than or equal to $20.94 per share, had a remaining term that expired after January 1, 2011 and were outstanding as of the start date of the offer and at the time the offer expired. The offering period closed on June 14, 2010. On that date, 15.1 million options were tendered and exchanged for 8.0 million new options with an exercise price of $11.39. None of the replacement options were vested on the date of grant. Replacement options will vest in six months, twelve months or two annual installments following the grant date, depending on the original vesting status and vesting terms of the eligible options, and will maintain the original contractual term of the eligible options for which they were exchanged. The exchange program was designed so that the fair market value of the new options would not be greater than the fair market value of the options exchanged, and as a result, this stock option exchange did not result in incremental compensation expense to us.

The following table summarizes stock option activity for the year ended December 31, 2010.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Term	Value

Outstanding at December 31, 2009	43,294,720	$28.77
Granted	7,264,800	10.34
Granted in stock option exchange	7,962,176	11.39
Exercised	(964,380)	11.06
Canceled	(6,365,241)	24.77
Canceled in stock option exchange	(15,106,197)	35.87

Outstanding at December 31, 2010(1)	36,085,878	$19.88	6.1 yrs	$—

Exercisable at December 31, 2010	19,307,142	$26.69	4.6 yrs	$—

(1)	Includes gross number of net-settled options awarded. Options granted in 2010 were granted as net-settled options. Upon exercise of a net-settled option, employees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Shares for the option cost equal the option price multiplied by the number of gross options exercised divided by the fair market value of our common stock at the time of exercise.

The weighted average fair value of options granted was $4.40, $5.82 and $6.93 for the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised was $1.3 million, $.1 million and $.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash received from option exercises was $.2 million for the year ended December 31, 2010. The actual tax benefit realized for the tax deductions from option exercises totaled $.4 million for the year ended December 31, 2010.

Restricted Stock

Restricted stock awards vest over a minimum twelve-month performance period and generally vests over three years. Vesting is contingent upon service, corporate earnings-related performance or some combination

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

of those vesting criteria being met. Non-vested restricted stock is entitled to dividend equivalent units that vest subject to the same vesting requirements as the underlying restricted stock award.

The fair value of restricted stock awards is determined on the grant date based on our stock price and is amortized to compensation cost on a straight-line basis over the related vesting periods. As of December 31, 2010, there was $3 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes restricted stock activity for the year ended December 31, 2010.

		Weighted
		Average Grant
	Number of	Date
	Shares	Fair Value

Non-vested at December 31, 2009	844,580	$16.45
Granted	526,900	10.31
Vested	(536,263)	16.80
Canceled	(133,480)	18.13

Non-vested at December 31, 2010	701,737	$11.98

The total fair value of shares that vested during the years ended December 31, 2010, 2009 and 2008, was $9 million, $9 million and $11 million, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of our common stock when the award vests. The fair value of each grant is determined on the grant date based on our stock price and is amortized to compensation cost on a straight-line basis over the related vesting periods. RSUs vest over a minimum twelve-month performance period and generally vest over three years. Vesting is contingent upon service, corporate earnings-related performance or some combination of those vesting criteria being met. Non-vested RSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements as the underlying RSU award.

As of December 31, 2010, there was $.3 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes RSU activity for the year ended December 31, 2010.

		Weighted
		Average Grant
	Number of	Date
	RSUs	Fair Value

Outstanding at December 31, 2009	75,750	$11.07
Granted	75,800	10.31
Canceled	(37,854)	11.29
Vested and converted to common stock	(17,015)	10.44

Outstanding at December 31, 2010	96,681	$10.50

The total fair value of RSUs that vested and converted to common stock during the years ended December 31, 2010, 2009 and 2008 was $.4 million, $.1 million and $0, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Stock-Based Compensation Plans and Arrangements (Continued)

Employee Stock Purchase Plan

Under the ESPP, employees can purchase shares of our common stock at the end of a 12-month offering period at a price equal to the share price at the beginning of the 12-month period, less 15 percent, up to a maximum purchase price of $7,500 plus accrued interest. The purchase price for each offering is determined at the beginning of the offering period.

The fair values of the stock purchase rights of the ESPP offerings in the years ended December 31, 2010, 2009 and 2008 were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended December 31,
	2010	2009	2008

Risk-free interest rate	.33%	.53%	1.91%
Expected volatility	61%	103%	58%
Expected dividend rate	0.00%	0.00%	0.00%
Expected life of the option	1 year	1 year	1 year

The expected volatility is based on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life. The dividend yield is based on the projected annual dividend payment per share based on the current dividend amount at the grant date divided by the stock price at the grant date.

The weighted average fair value of the stock purchase rights of the ESPP offerings for the years ended December 31, 2010, 2009 and 2008 was $3.30, $4.88 and $6.57, respectively. The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2010, there was $.1 million of unrecognized compensation cost related to the ESPP, which is expected to be recognized in January 2011.

During the year ended December 31, 2010, plan participants purchased 205,528 shares of our common stock. No shares were purchased in 2008 or 2009.

14.	Restructuring Activities

Restructuring expenses of $91 million, $22 million and $84 million were recorded in the years ended December 31, 2010, 2009 and 2008, respectively. Of these amounts, $85 million, $10 million and $72 million was recognized in continuing operations and $6 million, $12 million and $12 million was recognized in discontinued operations, respectively. The following details our restructuring efforts:

•	On March 30, 2010, President Obama signed into law H.R. 4872, HCERA, which included the SAFRA Act. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and requires all new federal loans to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP Loans. We continue to restructure our operations in response to this change in law which will result in a significant reduction of operating costs due to the elimination of positions and facilities associated with the origination of FFELP Loans.

Restructuring expenses associated with this plan for the year ended December 31, 2010 were $84 million, of which $83 million was recorded in continuing operations and $1 million was recorded in discontinued operations. In connection with the HCERA restructuring effort, on July 1, 2010, we

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.	Restructuring Activities (Continued)

announced our corporate headquarters will be moving from Reston, VA to Newark, DE by March 31, 2011.

We are currently finalizing this restructuring plan and expect to incur an estimated $11 million of additional restructuring costs. The majority of these restructuring expenses incurred through December 31, 2010 and expected to be incurred in future periods are severance costs related to the partially completed and planned elimination of approximately 2,500 positions, or approximately 30 percent of the workforce that existed as of the first quarter of 2010.

•	In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, we initiated a restructuring plan in the fourth quarter of 2007. This plan focused on conforming our lending activities to the economic environment, exiting certain customer relationships and product lines, winding down or otherwise disposing of our debt Purchased Paper businesses, and significantly reducing our operating expenses. This restructuring plan was essentially completed in the fourth quarter of 2009. Under this plan, restructuring expenses for the years ended December 31, 2010, 2009 and 2008 were $7 million, $22 million, and $84 million, respectively. Restructuring expenses from the fourth quarter of 2007 through the fourth quarter of 2010 totaled $136 million, of which $107 million was recorded in continuing operations and $29 million was recorded in discontinued operations. The majority of these restructuring expenses were severance costs related to the elimination of approximately 3,000 positions, or approximately 25 percent of the workforce that existed as of the fourth quarter of 2007. We estimate approximately $1 million of additional restructuring expenses will be incurred in the future related to this restructuring plan.

The following table summarizes the restructuring expenses incurred to date.

				Cumulative Expense
	Years Ended December 31,			as of December 31,
	2010	2009	2008	2010

Severance costs	$80,536	$8,402	$51,357	$162,800
Lease and other contract termination costs	1,430	597	8,902	10,929
Exit and other costs	3,270	1,572	11,400	16,242

Total restructuring expenses from continuing operations(1)	85,236	10,571	71,659	189,971
Total restructuring expenses from discontinued operations	5,562	11,658	12,116	29,336

Total	$90,798	$22,229	$83,775	$219,307

(1)	Aggregate restructuring expenses from continuing operations incurred across our reportable segments during the years ended December 31, 2010, 2009 and 2008 totaled $54 million, $8 million and $42 million, respectively, in our FFELP Loans reportable segment; $12 million, $2 million and $25 million, respectively, in our Consumer Lending reportable segment; $7 million, $2 million and $10 million, respectively, in our Business Services reportable segment; and $12 million, $(2) million and $(5) million, respectively, in our Other reportable segment.

Since the fourth quarter of 2007 through December 31, 2010, cumulative severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 5,500 positions. Position eliminations were across all of our reportable segments, ranging from senior executives to servicing center personnel. Lease and other contract termination costs and exit and other costs incurred during 2010, 2009 and 2008 related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.	Restructuring Activities (Continued)

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2008	$15,124	$2,798	$60	$17,982
Net accruals from continuing operations	8,402	597	1,572	10,571
Net accruals from discontinued operations	9,356	2,193	109	11,658
Cash paid	(23,687)	(1,807)	(1,741)	(27,235)

Balance at December 31, 2009	$9,195	$3,781	$—	$12,976
Net accruals from continuing operations	80,536	1,430	3,270	85,236
Net accruals from discontinued operations	3,108	2,384	70	5,562
Cash paid	(45,235)	(3,440)	(1,678)	(50,353)

Balance at December 31, 2010	$47,604	$4,155	$1,662	$53,421

15.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework see Note 2, “Significant Accounting Policies — Fair Value Measurement.”

During the year ended December 31, 2010, there were no significant transfers of financial instruments between levels.

Student Loans

Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. FFELP Loans classified as held-for-sale are those which we have the ability and intent to sell under various ED loan purchase programs. In these instances, the FFELP Loans are valued using the committed sales price under the programs. For all other FFELP Loans and Private Education Loans, fair values were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of our FFELP Loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants. Certain model assumptions were calibrated based upon pricing information related to our acquisition of the Student Loan Corporation FFELP trusts on December 31, 2010.

Other Loans

Facilities financings, and mortgage and consumer loans held for investment are accounted for at cost with fair values being disclosed. Fair value was determined primarily by looking to the value of the underlying

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Fair Value Measurements (Continued)

collateral. In addition, adjustments and assumptions were made for credit spreads, liquidity, prepayment speeds and defaults. A number of significant inputs into the models are not observable.

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

Borrowings

Borrowings are accounted for at cost in the financial statements except when denominated in a foreign currency or when designated as the hedged item in a fair value hedge relationship. When the hedged risk is the benchmark interest rate and not full fair value, the cost basis is adjusted for changes in value due to benchmark interest rates only. Foreign currency-denominated borrowings are re-measured at current spot rates in the financial statements. The full fair value of all borrowings is disclosed. Fair value was determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, observable yield curves, foreign currency exchange rates, volatilities from active markets or from quotes from broker-dealers. Fair value adjustments for unsecured corporate debt are made based on indicative quotes from observable trades and spreads on credit default swaps specific to the Company. Fair value adjustments for secured borrowings are based on indicative quotes from broker-dealers. These adjustments for both secured and unsecured borrowings are material to the overall valuation of these items and, currently, are based on inputs from inactive markets.

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair value of a majority of derivative financial instruments was determined by standard derivative pricing and option models using the stated terms of the contracts and observable market inputs. In some cases, we utilized internally developed inputs that are not observable in the market, and as such, classified these instruments as level 3 fair values. Complex structured derivatives or derivatives that trade in less liquid markets require significant adjustments and judgment in determining fair value that cannot be corroborated with market transactions. It is our policy to compare our derivative fair values to those received by our counterparties in order to validate the model’s outputs. Any significant differences are identified and resolved appropriately.

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to us under derivatives

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Fair Value Measurements (Continued)

with us, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations by $72 million at December 31, 2010.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•	Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily T-Bill or Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $129 million at December 31, 2010. These derivatives are level 3 fair value estimates.

•	Cross-currency interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the respective currency), cross-currency basis spreads, and forward foreign currency exchange rates. The derivatives are primarily British Pound Sterling and Euro denominated. These inputs are observable inputs from active markets. Therefore, the resulting valuation is a level 2 fair value estimate. Amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Management makes assumptions concerning the extension features of derivatives hedging rate-reset notes denominated in a foreign currency. These inputs are not market observable; therefore, these derivatives are level 3 fair value estimates.

•	Floor Income Contracts — Derivatives are valued using an option pricing model. Inputs to the model include the LIBOR swap yield curve and LIBOR interest rate volatilities. The inputs are observable inputs in active markets and these derivatives are level 2 fair value estimates.

The carrying value of borrowings designated as the hedged item in a fair value hedge are adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

During 2008 and 2009, the bid/ask spread widened significantly for derivatives indexed to certain interest rate indices as a result of market inactivity resulting in these instruments being classified as level 3 in the fair value hierarchy. Additionally, significant unobservable inputs were used to model the amortizing notional of some swaps tied to securitized asset balances and, as such, these derivatives have been classified as level 3 in the fair value hierarchy. These swaps were transferred into level 3 during the first quarter of 2009 due to a change in the assumption regarding successful remarketing and significant unobservable inputs used to model notional amortizations.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Fair Value Measurements (Continued)

Residual Interests

Prior to the adoption the new consolidation accounting guidance on January 1, 2010 (see Note 2, “Significant Accounting Policies — Consolidations), the Residual Interests were carried at fair value in the financial statements. No active market exists for student loan Residual Interests; as such, the fair value was calculated using discounted cash flow models and option models. Observable inputs from active markets were used where available, including yield curves and volatilities. Significant unobservable inputs such as prepayment speeds, default rates, certain bonds’ costs of funds and discount rates were used in determining the fair value and required significant judgment. These unobservable inputs were internally determined based upon analysis of historical data and expected industry trends. On a quarterly basis we back-tested our prepayment speeds, default rates and costs of funds assumptions by comparing those assumptions to actual results experienced. We used non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interests. Market transactions were not available to validate the models’ results.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Fair Value Measurements (Continued)

The following tables summarize the valuation of our financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of December 31, 2010 and 2009.

	Fair Value Measurements on a Recurring
	Basis as of December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments:
U.S. Treasury securities	$39	$—	$—	$39
Asset-backed securities	—	68	—	68
Guaranteed investment contracts	—	20	—	20
Other	—	12	—	12

Total available-for-sale investments	39	100	—	139
Derivative instruments:(1)
Interest rate swaps	—	1,017	150	1,167
Cross currency interest rate swaps	—	427	1,599	2,026
Other	—	—	26	26

Total derivative assets	—	1,444	1,775	3,219
Counterparty netting				(782)

Subtotal(3)				2,437
Cash collateral held				(886)

Net derivative assets				1,551

Total	$39	$1,544	$1,775	$1,690

Liabilities(2)
Derivative instruments:(1)
Interest rate swaps	$—	$(183)	$(240)	$(423)
Floor Income Contracts	—	(1,315)	—	(1,315)
Cross currency interest rate swaps	—	(43)	(172)	(215)
Other	(1)	—	—	(1)

Total derivative instruments	(1)	(1,541)	(412)	(1,954)
Counterparty netting				782

Subtotal(3)				(1,172)
Cash collateral pledged				809

Net derivative liabilities				(363)

Total	$(1)	$(1,541)	$(412)	$(363)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Fair Value Measurements (Continued)

	Fair Value Measurements on a Recurring
	Basis as of December 31, 2009
				Counterparty		Cash
(Dollars in millions)	Level 1	Level 2	Level 3	Netting	Total(4)	Collateral	Net

Assets
Available-for-sale investments	$—	$1,330	$—	$—	$1,330	$—	$1,330
Retained Interest in off-balance sheet securitized loans	—	—	1,828	—	1,828	—	1,828
Derivative instruments(1)(2)	—	2,023	1,770	(1,009)	2,784	(1,268)	1,516

Total assets	$—	$3,353	$3,598	$(1,009)	$5,942	$(1,268)	$4,674

Liabilities(3)
Derivative instruments(1)(2)	$(2)	$(1,650)	$(518)	$1,009	$(1,161)	$636	$(525)

Total liabilities	$(2)	$(1,650)	$(518)	$1,009	$(1,161)	$636	$(525)

(1)	Fair value of derivative instruments is comprised of market value less accrued interest and excludes collateral.

(2)	Level 1 derivatives include Euro-dollar futures contracts. Level 2 derivatives include derivatives indexed to interest rate indices and currencies that are considered liquid. Level 3 derivatives include derivatives indexed to illiquid interest rate indices and derivatives for which significant adjustments were made to observable inputs.

(3)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(4)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Fair Value Measurements (Continued)

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2010 and 2009.

	Year Ended December 31, 2010
		Derivative instruments
				Cross
				Currency		Total
	Residual	Interest	Floor Income	Interest		Derivative
(Dollars in millions)	Interests	Rate Swaps	Contracts	Rate Swaps	Other	Instruments	Total

Balance, beginning of period	$1,828	$(272)	$(54)	$1,596	$(18)	$1,252	$3,080
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	234	3	(834)	34	(563)	(563)
Included in other comprehensive income	—	—	—	—	—	—	—
Purchases, issuances and settlements	—	(52)	51	665	10	674	674
Removal of Residual Interests(2)	(1,828)	—	—	—	—	—	(1,828)
Transfers in and/or out of level 3	—	—	—	—	—	—	—

Balance, end of period	$—	$(90)	$—	$1,427	$26	$1,363	$1,363

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(3)	$—	$111	$—	$(1,010)	$36	$(863)	$(863)

	Years Ended December 31,
	2009					2008
	Residual		Derivative			Residual		Derivative
(Dollars in millions)	Interests		Instruments		Total	Interests		Instruments		Total

Balance, beginning of period	$2,200		$(341)		$1,859	$3,044		$(71)		$2,973
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	120		91		211	79		(314)		(235)
Included in other comprehensive income	—		—		—	—		—		—
Purchases, issuances and settlements	(492)		434		(58)	(923)		35		(888)
Transfers in and/or out of Level 3	—		1,068		1,068	—		9		9

Balance, end of period	$1,828		$1,252		$3,080	$2,200		$(341)		$1,859

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(330	)(4)	$439	(3)	$109	$(424	)(2)	$(298	)(3)	$(722)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

Servicing and securitization revenue	$—	$120	$79
Gains (losses) on derivative and hedging activities, net	(732)	298	(314)
Interest expense	169	(207)	—

Total	$(563)	$211	$(235)

(2)	Upon adoption of new consolidation accounting guidance on January 1, 2010, we consolidated all of our previously off-balance sheet securitization trusts (see Note 2, “Significant Accounting Policies — Consolidation”).

(3)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(4)	Recorded in “servicing and securitization revenue (loss)” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments, as of December 31, 2010 and 2009.

	December 31, 2010			December 31, 2009
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP Loans	$147,163	$148,649	$(1,486)	$119,747	$121,053	$(1,306)
Private Education Loans	30,949	35,656	(4,707)	20,278	22,753	(2,475)
Other loans	88	270	(182)	219	420	(201)
Cash and investments	11,553	11,553	—	13,253	13,253	—

Total earning assets	189,753	196,128	(6,375)	153,497	157,479	(3,982)

Interest-bearing liabilities
Short-term borrowings	33,604	33,616	12	30,988	30,897	(91)
Long-term borrowings	154,355	163,544	9,189	123,049	130,546	7,497

Total interest-bearing liabilities	187,959	197,160	9,201	154,037	161,443	7,406

Derivative financial instruments
Floor Income/Cap contracts	(1,315)	(1,315)	—	(1,234)	(1,234)	—
Interest rate swaps	744	744	—	94	94	—
Cross currency interest rate swaps	1,811	1,811	—	2,783	2,783	—
Other	25	25	—	(20)	(20)	—
Other
Residual interest in securitized assets			—	1,828	1,828	—

Excess of net asset fair value over carrying value			$2,826			$3,424

16.	Commitments, Contingencies and Guarantees

We offer a line of credit to certain financial institutions and other institutions in the higher education community for the purpose of originating student loans. In connection with these agreements, we also enter into a participation agreement with the institution to participate in the loans as they are originated. In the event that a line of credit is drawn upon, the loan is collateralized by underlying student loans and is usually participated in on the same day. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment, we do not participate in the loan and the counterparty subsequently fails to perform according to the terms of its contract with us. At December 31, 2010 and 2009, the contractual amount of these financial obligations was $50 million and $850 million, respectively. There were no outstanding draws at December 31, 2010.

In addition, we maintain forward contracts to purchase loans from our lending partners at contractual prices. These contracts typically have a maximum amount we are committed to buy, but lack a fixed or determinable amount as it ultimately is based on the lending partner’s origination activity. FFELP forward purchase contracts typically contain language relieving us of most of our responsibilities under the contract due to, among other things, changes in student loan legislation. These commitments are not accounted for as

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Commitments, Contingencies and Guarantees (Continued)

derivatives under ASC 815 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount. At December 31, 2010, there were $364 million of originated loans (FFELP and Private Education Loans) in the pipeline that we are committed to purchase.

On January 31, 2008, a putative class action lawsuit was filed against us and certain officers in the United States District Court for the Southern District of New York. This case and other actions arising out of the same circumstances and alleged acts have been consolidated and are now identified as In Re SLM Corporation Securities Litigation. The case purports to be brought on behalf of those who acquired our common stock between January 18, 2007 and January 23, 2008 (the “Securities Class Period”). The complaint alleges that the Company and certain officers violated federal securities laws by issuing a series of materially false and misleading statements and that the statements had the effect of artificially inflating the market price for our securities. The complaint alleges that Defendants caused our results for year-end 2006 and for the first quarter of 2007 to be materially misstated because we failed to adequately provide for loan losses, which overstated our net income, and that we failed to adequately disclose allegedly known trends and uncertainties with respect to our non-traditional loan portfolio. On September 24, 2010, the court denied our motion to dismiss Mr. Albert Lord and the Company. but dismissed Mr. C.E. Andrews as a defendant in the action. The matter is now in the discovery phase. Lead Plaintiff seeks unspecified compensatory damages, attorneys’ fees, costs, and equitable and injunctive relief. At this time we do not believe it is possible to estimate a range of exposure.

On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington (Mark A. Arthur et al. v. SLM Corporation). The suit complains that we allegedly contacted “tens of thousands” of consumers on their cellular telephones via autodialer without their prior express consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On April 5, 2010, Plaintiffs filed a First Amended Class Action Complaint changing the defendant from SLM Corporation to Sallie Mae, Inc. The parties in this matter have reached a tentative settlement which is subject to court approval and other conditions. On September 14, 2010, the United States District Court for the Western District of Washington agreed to Plaintiff’s Motion for Preliminary Approval of Settlement Agreement. We have vigorously denied all claims asserted against us, but agreed to the settlement to avoid the burden and expense of continued litigation. If the settlement receives final approval from the Court, settlement awards will be made to eligible class members on a claims-made basis from a settlement fund of $19.5 million, and class members may opt out of certain calls to their cellular telephones. On January 21, 2011, and February 7, 2011, the Company filed submissions with the Court to advise that approximately 1.76 million individuals had been omitted from the original notice list for a total of approximately 6.6 million class members. In response, Class Counsel asked the Company to contribute additional unspecified amounts to the settlement fund. On February 10, 2011, the Court granted a Consented Motion to Stay Implementation of Settlement and Certain Deadlines. The Court ordered Class Counsel to file a status report on March 18, 2011. On February 10, 2011, Judith Harper filed a Motion to Intervene as Party Plaintiff, which the court terminated on February 11, 2011 based upon the court’s February 10, 2011 Stay. On February 9, 2011, Ms. Harper filed a similar Class Action Complaint regarding the TCPA against Arrow Financial Services, LLC, in the U.S. District Court for the Northern District of Illinois (the “Harper case”). On February 22, 2011, Arrow Financial Services, LLC filed a Motion to Stay Proceedings in the Harper case. That Motion is pending. We recorded $19.5 million of contingency expense in 2010 related to this matter.

In U.S. ex rel. Oberg v. Nelnet, et al., the United States District Court for the Eastern District of Virginia entered a Stipulation of Dismissal on October 25, 2010. The Company was voluntarily dismissed from the case. Southwest Student Services Corporation vigorously denied all claims asserted against it, but agreed to a

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Commitments, Contingencies and Guarantees (Continued)

$6 million settlement to avoid the burden and expense of continued litigation. We recorded $6 million of contingency expense in 2010 related to this matter.

ED’s Office of the Inspector General (“OIG”) commenced an audit regarding Special Allowance Payments on September 10, 2007. On August 3, 2009, we received the final audit report of the OIG related to our billing practices for Special Allowance Payments. Among other things, the OIG recommended that ED instruct us to return approximately $22 million in alleged special allowance overpayments. We continue to believe that our practices were consistent with longstanding ED guidance and all applicable rules and regulations and intend to continue disputing these findings. We provided our response to the Secretary on October 2, 2009 and we provided additional information to ED in 2010. At this time we estimate the range of potential exposure is $0 to $22 million.

Contingencies

In the ordinary course of business, we and our subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damage are asserted against us and our subsidiaries.

In the ordinary course of business, we and our subsidiaries are subject to regulatory examinations, information gathering requests, inquiries and investigations. In connection with formal and informal inquiries in these cases, we and our subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of our regulated activities.

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, we cannot predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

We are required to establish reserves for litigation and regulatory matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves.

Based on current knowledge, reserves have been established for certain litigation or regulatory matters where the loss is both probable and estimable. Based on current knowledge, management does not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our consolidated financial position, liquidity, results of operations or cash flows.

17.	Benefit Plans

In 2010 we began the formal process with the Pension Benefit Guaranty Corporation and the IRS to terminate the qualified pension plan. As of this filing, we are waiting on approval from the IRS in order to proceed. In conjunction with the termination of the qualified plan, we are also terminating the non-qualified supplemental pension plan. A portion of these non-qualified benefits were distributed in December 2010 with the remaining benefits payable in 2011. Subject to the receipt of a favorable determination letter from the IRS, we intend to complete the termination and settlement of all pension plan benefits during 2011. This termination will not have a material effect on future financial results.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Benefit Plans (Continued)

18.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended
	December 31,
	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	1.7	(.1)	3.5
Non-deductible goodwill	9.2	—	(.6)
Capitalized transaction costs	—	—	35.9
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	(.5)	(1.1)	28.4
Corporate owned life insurance	(.3)	(.4)	9.9
Other, net	.1	(.7)	(4.8)

Effective tax rate	45.2%	32.7%	107.3%

The effective tax rates for discontinued operations for the years ended December 31, 2010, 2009 and 2008 are 26.7 percent, 27.9 percent, and 38.3 percent, respectively. The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the establishment of valuation allowances against capital loss carryforwards for the years ended December 31, 2010 and 2009, and due to the impact of state taxes, net of federal benefit, for the years ended December 31, 2010, 2009 and 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Income Taxes (Continued)

Income tax expense for the years ended December 31, 2010, 2009, and 2008 consists of:

	December 31,
	2010	2009	2008

Continuing operations current provision/(benefit):
Federal	$252,380	$156,395	$391,770
State	36,777	(19,895)	31,535
Foreign	(2)	27	86

Total continuing operations current provision/(benefit)	289,155	136,527	423,391
Continuing operations deferred provision/(benefit):
Federal	214,440	124,180	(422,261)
State	(10,826)	3,161	(37,823)
Foreign	—	—	—

Total continuing operations deferred provision/(benefit)	203,614	127,341	(460,084)

Continuing operations provision for income tax expense/(benefit)	492,769	263,868	(36,693)

Discontinued operations current provision/(benefit):
Federal	$29,276	$(199,306)	$9,639
State	7,254	(13,518)	1,201
Foreign	49	370	592

Total discontinued operations current provision/(benefit)	36,579	(212,454)	11,432
Discontinued operations deferred provision/(benefit):
Federal	(55,842)	114,766	(120,890)
State	(5,105)	13,112	(21,077)
Foreign	—	(321)	(346)

Total discontinued operations deferred provision/(benefit)	(60,947)	127,557	(142,313)

Discontinued operations provision for income tax expense/(benefit)	(24,368)	(84,897)	(130,881)

Provision for income tax expense/(benefit)	$468,401	$178,971	$(167,574)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Income Taxes (Continued)

At December 31, 2010 and 2009, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2010	2009

Deferred tax assets:
Loan reserves	$908,781	$737,762
Market value adjustments on student loans, investments and derivatives	480,292	496,101
Intangible assets	79,960	—
Stock-based compensation plans	73,182	70,528
Deferred revenue	70,830	83,042
Accrued expenses not currently deductible	53,010	47,249
Purchased paper impairments	51,081	42,892
Student loan premiums and discounts, net	47,205	55,918
Unrealized investment losses	25,302	25,949
Operating loss and credit carryovers	21,775	36,747
Other	5,721	50,962

Total deferred tax assets	1,817,139	1,647,150

Deferred tax liabilities:
Gains/(losses) on repurchased debt	299,634	187,505
Securitization transactions	—	93,254
Leases	53,267	64,246
Intangible assets	—	52,971
Other	26,053	38,646

Total deferred tax liabilities	378,954	436,622

Net deferred tax assets	$1,438,185	$1,210,528

Included in other deferred tax assets is a valuation allowance of $33,488 and $25,111 as of December 31, 2010 and 2009, respectively, against a portion of our federal, state and international deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state capital loss carryovers and state net operating loss carryovers that management believes it is more likely than not will expire prior to being realized. The change in the valuation allowance primarily resulted from capital losses associated with our Purchased Paper business. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the economic slowdown, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2010, we have apportioned state net operating loss carryforwards of $374,230 which begin to expire in 2011, state capital loss carryovers of $5,425 which begin to expire in 2012, and federal and state credit carryovers of $441 which begin to expire in 2021.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	December 31,
(Dollars in millions)	2010	2009	2008

Unrecognized tax benefits at beginning of year	$104.4	$86.4	$174.8
Increases resulting from tax positions taken during a prior period	71.0	75.2	11.3
Decreases resulting from tax positions taken during a prior period	(92.6)	(58.3)	(132.2)
Increases/(decreases) resulting from tax positions taken during the current period	(2.5)	(22.5)	36.2
Decreases related to settlements with taxing authorities	(42.5)	(17.9)	(.1)
Increases related to settlements with taxing authorities	11.2	44.7	—
Reductions related to the lapse of statute of limitations	(7.3)	(3.2)	(3.6)

Unrecognized tax benefits at end of year	$41.7	$104.4	$86.4

Total unrecognized tax benefits, if recognized, would not have a material effect on the effective tax rate.

The IRS began the examination of our 2009 U.S. federal income tax returns during the fourth quarter of 2010. It is reasonably possible that issues that arise during the exam may create the need for an increase in unrecognized tax benefits. Until the exam proceeds further, an estimate of any such amounts cannot currently be made.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. U.S. federal income tax returns filed for years 2006 and prior and 2008 have been audited and are now resolved. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years).

19.	Segment Reporting

Effective July 1, 2010, legislation eliminated the authority to originate new loans under the FFELP. Consequently, we no longer originate FFELP Loans. Net interest income from our FFELP Loan portfolio and fees associated with servicing FFELP Loans and collecting on delinquent and defaulted FFELP Loans on behalf of Guarantors has been our largest source of income. In response, we conducted a broad-based assessment of the effect the legislation would have on our business. As a result, we changed the way we regularly monitor and assess our ongoing operations and results during the fourth quarter of 2010 by realigning our business segments into four reportable segments: (1) FFELP Loans, (2) Consumer Lending, (3) Business Services and (4) Other. Prior to this change we had three reportable segments — (1) Lending (2) APG and (3) Other.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

The following table shows the realignment of our business lines from the old reportable segments to the new reportable segments:

Business Lines/Activities	New Business Segment	Prior Business Segment

FFELP Loan business	FFELP Loans	Lending
Private Education Loan business	Consumer Lending	Lending
Direct Banking	Consumer Lending	Lending
Intercompany servicing of FFELP Loans	Business Services	Lending
FFELP Loan default aversion services	Business Services	APG
FFELP defaulted loan portfolio management services	Business Services	APG
FFELP Guarantor servicing	Business Services	Other
Contingency collections	Business Services	APG
Third-party loan servicing	Business Services	Other
ED loan servicing	Business Services	Other
Upromise	Business Services	Other
Campus Payment Solutions	Business Services	Other
Purchased Paper — Non-Mortgage	Other	APG
Purchased Paper — Mortgage/Properties	Other	APG
Mortgage and other loans	Other	Lending
Debt repurchase gains	Other	Lending
Corporate liquidity portfolio	Other	Lending
Overhead expenses	Other	Lending, APG and Other

Management views the Company as consisting of three primary segments comprised of one amortizing business and two ongoing businesses that have the potential to grow in the future. As a result of the legislation discussed above, our FFELP Loan business is now viewed as an amortizing business. Consumer Lending (primarily our Private Education Loan business) and Business Services (primarily our fee-for-services businesses) are viewed by management as ongoing businesses with growth opportunities. Our Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment. This change in reporting allows us to separately evaluate our four operating segments.

We have three primary operating segments — the FFELP Loan operating segment, Consumer Lending operating segment and the Business Services operating segment. These three operating segments meet the quantitative thresholds for reportable segments. Accordingly, the results of operations of our FFELP Loans, Consumer Lending and Business Services segments are presented separately. We have smaller operating segments that consist of business operations that have either been discontinued or are winding down. These operating segments do not meet the quantitative thresholds to be considered reportable segments. As a result, the results of operations for these operating segments (Purchased Paper business and mortgage and other loan business) are combined with gains/losses from the repurchase of debt, the financial results of our corporate liquidity portfolio and all overhead within the Other reportable segment. The management reporting process measures the performance of our operating segments based on our management structure, as well as the methodology we used to evaluate performance and allocate resources. Management, including our chief operating decision makers, evaluates the performance of our operating segments based on their profitability. As discussed further below, we measure the profitability of our operating segments based on “Core Earnings.” Accordingly, information regarding our reportable segments is provided based on a “Core Earnings” basis.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

As a result of the change in segment reporting that occurred in the fourth quarter 2010, past periods have been recast for comparison purposes. In connection with changing the reportable segments the following lists other significant changes we made related to the new segment presentation:

•	The operating expenses reported for each segment are directly attributable to the generation of revenues by that segment. We have included corporate overhead and certain information technology costs (together referred to as “Overhead”) in our Other segment rather than allocate those expenses by segment.

•	The creation of the FFELP Loans and Business Services segments has resulted in our accounting for the significant servicing revenue we earn on FFELP Loans we own in the Business Services segment. This bifurcates the FFELP interest income between the FFELP Loans and Business Services segment, with an intercompany servicing fee charge from the Business Services segment. The intercompany amounts are the contractual rates for encumbered loans within a financing facility or a similar market rate if the loan is not in a financing facility and accordingly exceed our costs.

•	In our GAAP-basis financial presentation we allocated existing goodwill to the new reporting units within the reportable segments based upon relative fair value. During the fourth quarter 2010, we also evaluated our goodwill for impairment using both the old reporting and new reporting unit framework and there was no impairment under either analysis.

•	Similar to prior periods, capital is assigned to each segment based on internally determined risk adjusted weightings for the assets in each segment. These weightings have been updated and differ depending on the relative risk of each asset type and represent management’s view of the level of capital needed to support different assets. Unsecured debt is allocated based on the remaining funding needed for each segment after direct funding and the capital allocation has been considered.

As part of the change in the reportable segments in the fourth quarter of 2010, we also changed our calculation of “Core Earnings.” When our FFELP Loan portfolio was growing, management and investors in the Company valued it based on recurring income streams. Given the uncertain and volatile nature of unhedged Floor Income, little value was attributed to it by the financial markets; therefore we excluded unhedged Floor Income from “Core Earnings.” Now that our FFELP Loan portfolio is amortizing down, management and investors are focused on the total amount of cash the FFELP Loan portfolio generates including unhedged Floor Income. As a result, we now include unhedged Floor Income in “Core Earnings” and have recast past “Core Earnings” financial results to reflect this change.

The effect of including unhedged Floor Income, net of tax, on “Core Earnings” was an increase of $21 million, $210 million and $57 million for the years ending December 31, 2010, 2009 and 2008, respectively.

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio and the underlying debt and capital funding the loans. These FFELP Loans are either financed through various types of secured non-recourse financing vehicles or unsecured debt. At December 31, 2010, we held $148.6 billion of total FFELP Loans, of which 77 percent were funded to term by securitization trusts, 16 percent were funded through the ED Conduit Program which terminates on January 19, 2014, 5 percent were funded in our multi-year ABCP facility and FHLB-DM facility. The remainder was funded with unsecured debt. While we may acquire third-party FFELP loan portfolios in the future, our existing FFELP Loan portfolio will amortize over approximately 25 years.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

FFELP Loans segment operating expenses primarily represent an intercompany charge from the Business Services segment which performs the servicing of the majority of these loans. Servicing is primarily charged at rates paid by the trusts where the loan resides. These servicing rates exceed the actual cost of servicing the loans.

As a result of the long-term funding used in the FFELP portfolio and the government guarantee provided on the loans, the net interest margin recorded in the FFELP Loans segment tends to be relatively stable. In addition to the net interest margin, we earn other fee income which is primarily generated by late fees on the loans in the portfolio.

The following table includes asset information for our FFELP Loans segment.

	December 31,
	2010	2009

FFELP Loans, net	$148,649	$121,053
Cash and investments(1)	5,963	4,812
Retained Interest in off-balance sheet securitized loans	—	1,034
Other	3,911	4,484

Total assets	$158,523	$131,383

(1)	Includes restricted cash and investments.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. Private Education Loans consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either federal loans or the borrowers’ resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Private Education Loans bear the full credit risk of the borrower. We manage this additional risk through historical risk-performance underwriting strategies and the addition of qualified cosigners.

In 2010 we originated $2.3 billion of Private Education Loans. As of December 31, 2010 and 2009, we had $35.7 billion and $35.1 billion of total “Core Earnings” basis Private Education Loans outstanding, respectively. At December 31, 2010, 68 percent of our Private Education Loans were funded to term in securitization trusts and the remainder were funded with term unsecured debt and bank deposits.

In this segment, we earn net interest income on the loan portfolio (after provision for loan losses) as well as servicing fees which are primarily late payment and forbearance fees. Operating expenses for this segment include costs incurred to acquire and to service our loans.

The Bank plays an integral role in this segment. We received our Utah State charter approval order effective October 12, 2005 and approval for our insurance from the FDIC on October 26, 2005. Since the beginning of 2006, nearly all Private Education Loans have been originated and initially funded by the Bank. At December 31, 2010, the Bank had total assets of $7.6 billion including $4.4 billion in Private Education Loans and total deposits of $5.9 billion. Historically, the Bank focused on raising brokered deposits with an average life in excess of two years. In 2010 we began to gather retail deposits targeting our core customer base. We raised more than $1 billion in retail deposits. We are now more fully developing our banking products and services to offer such capabilities as mobile bill payment and remote deposit capture to increase our appeal to our college-educated customer base and enhance our deposit gathering capabilities.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

The following table includes asset information for our Consumer Lending segment.

	December 31,
	2010	2009

Private Education Loans, net	$35,656	$22,753
Cash and investments(1)	3,372	3,459
Retained Interest in off-balance sheet securitized loans	—	794
Other	4,004	3,729

Total assets	$43,032	$30,735

(1)	Includes restricted cash and investments.

The significant increase in assets is primarily the result of the new consolidation accounting guidance which required us to consolidate off-balance sheet trust assets onto the balance sheet.

Business Services Segment

The Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as servicing FFELP and other loans for other financial institutions, guarantors and ED. The segment also performs default aversion work and contingency collections on behalf of Guarantors and ED, Campus Payment Solutions, account asset servicing and transaction processing activities. We are the largest servicer of student loans, the largest collector of defaulted student loans, the largest administrator of 529 college-savings plans and saving for college loyalty programs, and we have a growing Campus Payment Solutions platform.

The segment generates revenue from servicing FFELP Loans owned and managed by us. These revenues are intercompany charges to the FFELP Loans segment and are primarily charged at rates paid by the trusts where the loans reside. These fees are contractually designated as the first payment from the trust cash flows. These fees are high quality in terms of both their priority and predictability and exceed the actual cost of servicing the loans. Revenue is also generated by servicing third-party loans for other financial institutions and ED.

We generate revenue by servicing FFELP Loans for Guarantors. We earn an account maintenance fee on a portfolio of $99 billion of FFELP Loans for 9 Guarantors. We provide a full complement of default aversion and default collection services on a contingency or pay for performance basis to 13 Guarantors, campus-based programs and ED. We have performed default collection work for over ten years and have consistently been a top performer.

Our Upromise Investments subsidiary generates revenue by providing program management services for 529 college-savings plans with assets of $34.5 billion in 32 college savings plans in 16 states. We also generate revenue in the form of transaction fees generated by our consumer savings network, through which members have earned $600 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, by using the Upromise World Master Card and completing qualified transactions. We earn a fee for providing the marketing and administrative services we provide to companies that participate in the Upromise savings network.

Finally, our Campus Payment Solutions business offers a suite of solutions designed to help campus business offices increase their services to students and families. The product suite includes electronic billing, collection, payment and refund services plus full tuition payment plan administration. In 2010, we generated servicing revenue from over 1,100 schools.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

Operating expenses for this segment include the cost incurred to perform the services described above.

We expect that FFELP servicing revenue and Guarantor servicing and contingency revenue will decline over time as the FFELP Loan portfolios amortize. We expect that revenues under the ED collections contract will increase as the Direct Lending program expands. Between 2004 and 2008, less than 25 percent of loans were originated under the Direct Lending program. Effective July 1, 2010, all government guaranteed student loans are originated through the Direct Lending program. This growth will create revenue opportunity under the ED collections contract as the volume of defaults of Direct Loans surges in the coming years.

FFELP and Guarantor servicing is a runoff business and therefore we face very little competition. In the second quarter of 2009, ED named Sallie Mae as one of four servicers awarded a servicing contract (the “ED Servicing Contract”) to service all federal loans owned by ED. The contract will span five years with one, five-year renewal at the option of ED. We compete for Direct Loan servicing volume from ED with the three other servicing companies with whom we share the contract. The contract has four years remaining. Account allocations are awarded annually based on each company’s performance on five different metrics: defaulted borrower count, defaulted borrower dollar amount, a survey of borrowers, a survey of schools and a survey of federal personnel. We are focused on improving our performance as measured by these metrics to increase our market share and allocation of accounts under the ED Servicing Contract.

The Bank is also a key component of our Campus Payment Solutions and college savings products. We utilize the Bank to warehouse funds from our Campus Payment Solutions and refund services business. In addition, the Upromise rewards earned by members are held at the Bank.

At December 31, 2010 and 2009, the Business Services segment had total assets of $930 million and $1.8 billion, respectively.

Other Segment

The Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment. These are the Purchased Paper businesses and mortgage and other loan businesses. The Other segment includes our remaining businesses that do not pertain directly to the primary segments identified above. Overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock option expense and information technology costs related to infrastructure and operations.

At December 31, 2010 and 2009, the Other segment had total assets of $2.8 billion and $6.1 billion, respectively.

Measure of Profitability

The tables below include the condensed operating results for each of our reportable segments. Management, including the chief operating decision makers, evaluates the Company on certain performance measures that we refer to as “Core Earnings” performance measures for each operating segment. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

management. The three items adjusted for in our “Core Earnings” presentations are (1) the off-balance sheet treatment of certain securitization transactions, (2) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (3) the accounting for goodwill and acquired intangible assets. The tables presented below reflect “Core Earnings” operating measures reviewed and utilized by management to manage the business. Reconciliation of the “Core Earnings” segment totals to our consolidated operating results in accordance with GAAP is also included in the tables below.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2010
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$2,766	$2,353	$—	$—	$—	$5,119	$579	$5,698
Other loans	—	—	—	30	—	30	—	30
Cash and investments	9	14	17	3	(17)	26	—	26

Total interest income	2,775	2,367	17	33	(17)	5,175	579	5,754
Total interest expense	1,407	758	—	45	(17)	2,193	82	2,275

Net interest income	1,368	1,609	17	(12)	—	2,982	497	3,479
Less: provisions for loan losses	98	1,298	—	23	—	1,419	—	1,419

Net interest income after provisions for loan losses	1,270	311	17	(35)	—	1,563	497	2,060
Servicing revenue	68	72	912	1	(648)	405	—	405
Contingency revenue	—	—	330	—	—	330	—	330
Gains on debt repurchases	—	—	—	317	—	317	—	317
Other income	320	—	51	13	—	384	(414)	(30)

Total other income	388	72	1,293	331	(648)	1,436	(414)	1,022
Expenses:
Direct operating expenses	736	350	500	12	(648)	950	—	950
Overhead expenses	—	—	—	258	—	258	—	258

Operating expenses	736	350	500	270	(648)	1,208	—	1,208
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	699	699
Restructuring expenses	54	12	7	12	—	85	—	85

Total expenses	790	362	507	282	(648)	1,293	699	1,992

Income from continuing operations, before income tax expense	868	21	803	14	—	1,706	(616)	1,090
Income tax expense(1)	311	8	288	4	—	611	(118)	493

Net income from continuing operations	557	13	515	10	—	1,095	(498)	597
Loss from discontinued operations, net of taxes	—	—	—	(67)	—	(67)	—	(67)

Net income (loss)	$557	$13	$515	$(57)	$—	$1,028	$(498)	$530

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2010
	Net Impact	Net Impact of
	of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$497	$—	$497
Total other income (loss)	(414)	—	(414)
Goodwill and acquired intangible assets impairment and amortization	—	699	699

Total “Core Earnings” adjustments to GAAP	$83	$(699)	(616)

Income tax benefit			(118)

Net loss			$(498)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

	Year Ended December 31, 2009
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$3,252	$2,254	$—	$—	$—	$5,506	$(830)	$4,676
Other loans	—	—	—	56	—	56	—	56
Cash and investments	26	13	20	(10)	(20)	29	(3)	26

Total interest income	3,278	2,267	20	46	(20)	5,591	(833)	4,758
Total interest expense	2,238	721	—	66	(20)	3,005	30	3,035

Net interest income (loss)	1,040	1,546	20	(20)	—	2,586	(863)	1,723
Less: provisions for loan losses	119	1,399	—	46	—	1,564	(445)	1,119

Net interest income (loss) after provisions for loan losses	921	147	20	(66)	—	1,022	(418)	604
Servicing revenue	75	70	954	—	(659)	440	—	440
Contingency revenue	—	—	294	—	—	294	—	294
Gains on debt repurchases	—	—	—	536	—	536	—	536
Other income	292	—	55	1	—	348	(285)	63

Total other income	367	70	1,303	537	(659)	1,618	(285)	1,333
Expenses:
Direct operating expenses	754	265	440	6	(659)	806	—	806
Overhead expenses	—	—	—	237	—	237	—	237

Operating expenses	754	265	440	243	(659)	1,043	—	1,043
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	76	76
Restructuring expenses	8	2	2	(2)	—	10	—	10

Total expenses	762	267	442	241	(659)	1,053	76	1,129

Income (loss) from continuing operations, before income tax expense benefit	526	(50)	881	230	—	1,587	(779)	808
Income tax expense benefit(3)	186	(18)	311	81	—	560	(296)	264

Net income (loss) from continuing operations	340	(32)	570	149	—	1,027	(483)	544
Loss from discontinued operations, net of taxes	—	—	—	(220)	—	(220)	—	(220)

Net income (loss)	$340	$(32)	$570	$(71)	$—	$807	$(483)	$324

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2009
	Net Impact	Net Impact of	Net Impact
	of	Goodwill and	of
	Derivative	Acquired	Securitization
(Dollars in millions)	Accounting	Intangibles	Accounting	Total

Net interest income (loss)	$78	$—	$(941)	$(863)
Less: provisions for loan losses	—	—	(445)	(445)

Net interest income (loss) after provisions for loan losses	78	—	(496)	(418)
Total other income (loss)	(580)	—	295	(285)
Goodwill and acquired intangible assets impairment and amortization	—	76	—	76

Total “Core Earnings” adjustments to GAAP	$(502)	$(76)	$(201)	(779)

Income tax benefit				(296)

Net loss				$(483)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

	Year Ended December 31, 2008
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$6,052	$2,752	$—	$—	$—	$8,804	$(1,893)	$6,911
Other loans	—	—	—	83	—	83	—	83
Cash and investments	156	79	26	95	(26)	330	(54)	276

Total interest income	6,208	2,831	26	178	(26)	9,217	(1,947)	7,270
Total interest expense	5,294	1,280	—	161	(26)	6,709	(804)	5,905

Net interest income (loss)	914	1,551	26	17	—	2,508	(1,143)	1,365
Less: provisions for loan losses	127	874	—	28	—	1,029	(309)	720

Net interest income (loss) after provisions for loan losses	787	677	26	(11)	—	1,479	(834)	645
Servicing revenue	77	65	897	1	(632)	408	—	408
Contingency revenue	—	—	330	—	—	330	—	330
Gains on debt repurchases	—	—	—	64	—	64	—	64
Other income	(42)	1	52	14	—	25	(355)	(330)

Total other income	35	66	1,279	79	(632)	827	(355)	472
Expenses:
Direct operating expenses	745	201	462	17	(632)	793	—	793
Overhead expenses	—	—	—	236	—	236	—	236

Operating expenses	745	201	462	253	(632)	1,029	—	1,029
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	50	50
Restructuring expenses	42	25	10	(5)	—	72	—	72

Total expenses	787	226	472	248	(632)	1,101	50	1,151

Income (loss) from continuing operations, before income tax expense (benefit)	35	517	833	(180)	—	1,205	(1,239)	(34)
Income tax expense (benefit)(3)	13	186	300	(65)	—	434	(470)	(36)

Net income (loss) from continuing operations	22	331	533	(115)	—	771	(769)	2
Loss from discontinued operations, net of taxes	—	—	—	(188)	—	(188)	(27)	(215)

Net income (loss)	$22	$331	$533	$(303)	$—	$583	$(796)	$(213)

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2008
	Net Impact	Net Impact of	Net Impact
	of	Goodwill and	of
	Derivative	Acquired	Securitization
	Accounting	Intangibles	Accounting	Total

Net interest income (loss)	$(271)	$—	$(872)	$(1,143)
Less: provisions for loan losses	—	—	(309)	(309)

Net interest income (loss) after provisions for loan losses	(271)	—	(563)	(834)
Total other income (loss)	(476)	—	121	(355)
Goodwill and acquired intangible assets impairment and amortization	—	50	—	50

Loss from continuing operations, before income tax expense	(747)	(50)	(442)	(1,239)
Loss from discontinued operations, net of taxes	(4)	(23)	—	(27)

Total “Core Earnings” adjustments to GAAP	$(751)	$(73)	$(442)	(1,266)

Income tax benefit				(470)

Net loss				$(796)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Segment Reporting (Continued)

other items that management does not consider in evaluating our operating results. The following table reflects aggregate adjustments associated with these areas for the years ended December 31, 2010, 2009, and 2008.

	Years Ended December 31,
(Dollars in millions)	2010	2009	2008

“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$83	$(502)	$(751)
Net impact of acquired intangibles(2)	(699)	(76)	(73)
Net impact of securitization accounting(3)	—	(201)	(442)
Net tax effect(4)	118	296	470

Total “Core Earnings” adjustments to GAAP	$(498)	$(483)	$(796)

(1)	Derivative accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the mark-to-market derivative valuations on derivatives that do not qualify for hedge accounting treatment under GAAP. These unrealized gains and losses occur in our FFELP Loans and Consumer Lending operating segments. In our “Core Earnings” presentation, we recognized the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.

(2)	Goodwill and Acquired Intangibles: We exclude goodwill and intangible impairment and amortization of acquired intangibles.

(3)	Securitization accounting: Under GAAP, prior to the adoption of the new consolidation accounting guidance on January 1, 2010, certain securitization transactions in our FFELP Loans operating segment were accounted for as sales of assets. Under “Core Earnings” for the FFELP Loans operating segment, we presented all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “securitization servicing and Residual Interest revenue (loss)” presented in accordance with GAAP, were excluded from “Core Earnings” and were replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. We also excluded transactions with our off-balance sheet trusts from “Core Earnings” as they were considered intercompany transactions on a “Core Earnings” basis. On January 1, 2010, upon the adoption of the new consolidation accounting guidance, which resulted in the consolidation of these previously off-balance sheet securitization trusts, there are no longer differences between our GAAP and “Core Earnings” presentation for securitization accounting.

(4)	Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

20.	Discontinued Operations

Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods. In the fourth quarter of 2009, we sold our Purchased Paper — Mortgage/Properties business for $280 million which resulted in an after-tax loss of $95 million. As a result of this sale, the results of operations of this business were required to be presented in discontinued operations beginning in the fourth quarter of 2009. In the fourth quarter of 2010, we began actively marketing our Purchased Paper — Non Mortgage business for sale and have concluded it is probable this business will be sold within one year and that we would have no continuing involvement in this business after the sale. As a result, we have classified the business as held for sale, and, as such, the results of operations of this business were required to be presented in discontinued operations beginning in the fourth quarter of 2010. In connection with this classification, we are required to carry this business at the lower of fair value or historical cost basis. This resulted in us recording an after-tax loss of $52 million from discontinued operations in the fourth quarter of 2010, primarily due to adjusting the value of this business to its estimated fair value.

The Purchased Paper — Mortgage/Properties business and the Purchased Paper — Non Mortgage business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the Company. Accordingly, this Component is presented as discontinued operations as (1) the operations and cash flows of the Component have been eliminated from our ongoing operations as of December 31, 2010, and (2) we will have no continuing involvement in the operations of this Component subsequent to the sale of the Purchased Paper-Non Mortgage business.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Discontinued Operations (Continued)

The following table summarizes the discontinued assets and liabilities of Purchased Paper — Mortgage/Properties business held for sale at December 31, 2010 and 2009, respectively.

	At December 31,
	2010	2009

Assets:
Cash and equivalents	$3,848	$11,570
Other assets	176,916	450,410

Assets of discontinued operations	$180,764	$461,980

Liabilities:
Liabilities of discontinued operations	$6,300	$31,500

At December 31, 2010, other assets of our discontinued operations consist primarily of the Purchased Paper — Non Mortgage loan portfolio and a deferred tax asset for intangibles that will be realized upon the sale of our Purchased Paper — Non Mortgage business. At December 31, 2009, other assets of our discontinued operations consist of the Purchased Paper — Non Mortgage loan portfolio and a receivable from SLM Corporation associated with the 2009 net operating loss generated by the sale of our Purchased Paper — Mortgage/Properties business. This receivable was settled in the third quarter of 2010. At December 31, 2010, liabilities of our discontinued operations consist primarily of estimated reserves associated with certain recourse and buy-back provisions associated with the asset sale, as well as restructuring liabilities related to severance and contract termination costs.

The following table summarizes the discontinued operations for the years ended December 31, 2010, 2009 and 2008, respectively.

	Years Ended December 31,
	2010	2009	2008

Operations:
Loss from discontinued operations before income taxes	$(91,516)	$(304,769)	$(345,987)
Income tax benefit	(24,368)	(84,897)	(130,881)

Loss from discontinued operations, net of taxes	$(67,148)	$(219,872)	$(215,106)

Disposal:
Loss on disposal before income taxes	$—	$(118,761)	$—
Income tax benefit	—	(23,053)	—

Loss on disposal, net of taxes	$—	$(95,708)	$—

21.	Concentrations of Risk

Our business is primarily focused in loan and savings products for higher education. We primarily originate, service and collect loans made to students and/or their parents to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States, through our non-federally guaranteed Private Education Loan programs and as a servicer and collector of loans for ED. In addition we are the largest holder, servicer and collector of loans under FFELP, a program that was recently discontinued. Because of this concentration in one industry, we are exposed to credit, legislative, operational, regulatory, and liquidity risks associated with the student loan industry.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

21.	Concentrations of Risk — (Continued)

Concentration Risk in the Revenues Associated with FFELP Loans

Effective July 1, 2010, the HCERA legislation required that all new federal loans are to be made through the DSLP and eliminated the FFELP through which we currently generate the majority of our net income. The new law did not alter or affect the terms and conditions of existing FFELP Loans. We will no longer originate FFELP Loans and therefore will no longer earn revenue on newly originated FFELP Loan volume after 2010. In 2010 we earned revenue of $321 million related to selling FFELP Loans to ED as part of the Loan Purchase Commitment Program and also earned $110 million in net interest income on the loans before selling them to ED. The net interest margin we earn on our FFELP Loans portfolio, which totaled $1.9 billion in 2010, will decline over time as the portfolio amortizes.

In addition, the legislation eliminates the need for the Guarantors and the services we provide to the sector. We earned an origination fee when we processed a loan guarantee for a Guarantor client and a maintenance fee for the life of the loan for servicing the Guarantor’s portfolio of loans. We are no longer originating FFELP Loans; therefore we will no longer earn the origination fee paid by the Guarantor. The portfolio that generates the maintenance fee is now in runoff, and the maintenance fees we earn will decline ratably with the portfolio. In 2010, we earned guarantor origination fees of $34 million and maintenance fees of $56 million.

Our student loan contingent collection business is also affected by HCERA. We currently have 12 Guarantors as clients. We earn revenue from Guarantors for collecting defaulted loans as well as for managing their portfolios of defaulted loans. In 2010, collection revenue from Guarantor clients totaled $245 million. We anticipate that revenue from Guarantors will be relatively stable through 2012 and then begin to steadily decline as the portfolio of defaulted loans we manage is resolved and amortizes.

Concentration Risk in the Servicing of Direct Loans

The DSLP is serviced by four private sector institutions, including Sallie Mae. Defaulted Direct Loans are collected by 22 private sector companies, including Sallie Mae. Because of the concentration of our business in servicing and collecting on Direct Loans, we are exposed to risks associated with ED reducing the amount of new loan servicing and collections allocated to us or the termination of our servicing or collections contracts.

Concentration Risk in the Revenues Associated with Private Education Loans

We are the leader in the origination of Private Education Loans. As such, we are exposed to the risk that students and their families have greater access to FFELP Loans or grants for education which, in turn, would reduce our opportunity to originate and service Private Education Loans. Students and their families use multiple sources of funding to pay for their college education, including savings, current income, grants, scholarships, and federally guaranteed and Private Education Loans. Due to an increase in federal loan limits that took effect in 2007 and 2008, we have seen a substantial increase in borrowing from federal loan programs in recent years. In addition to the risk associated with reduced Private Education Loan volumes, we are exposed to credit risk from economic conditions, particularly as they relate to the ability of recent graduates to find jobs in their fields of study, thereby increasing our risk of loss.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

22.	Quarterly Financial Information (unaudited)

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$854,477	$895,922	$871,934	$856,811
Less: provisions for loan losses	359,120	382,239	358,110	319,944

Net interest income after provisions for loan losses	495,357	513,683	513,824	536,867
Gains (losses) on derivative and hedging activities, net	(82,410)	95,316	(344,458)	(29,447)
Other income	315,118	271,998	192,321	603,969
Restructuring expenses	24,804	17,808	9,980	32,644
Operating expenses	297,347	319,439	971,430	318,388
Income tax expense (benefit)	159,160	198,978	(126,055)	260,687

Net income (loss) from continuing operations	246,754	344,772	(493,668)	499,670
Loss from discontinued operations, net of taxes	(6,614)	(6,954)	(1,279)	(52,299)

Net income (loss)	240,140	337,818	(494,947)	447,371
Preferred stock dividends	18,677	18,711	18,787	15,967

Net income (loss) attributable to common stock	$221,463	$319,107	$(513,734)	$431,404

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$.47	$.67	$(1.06)	$.99
Earnings (loss) from discontinued operations	(.01)	(.01)	—	(.11)

Earnings (loss) from net income	$.46	$.66	$(1.06)	$.88

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$.46	$.64	$(1.06)	$.94
Earnings (loss) from discontinued operations	(.01)	(.01)	—	(.10)

Earnings (loss) from net income	$.45	$.63	$(1.06)	$.84

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

22.	Quarterly Financial Information (unaudited) (Continued)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$215,063	$383,701	$525,176	$598,786
Less: provisions for loan losses	250,279	278,112	321,127	269,442

Net interest income (loss) after provisions for loan losses	(35,216)	105,589	204,049	329,344
Gains (losses) on derivative and hedging activities, net	104,025	(561,795)	(111,556)	(35,209)
Other income	204,684	584,339	447,659	700,932
Restructuring expenses	3,773	3,158	2,451	1,189
Operating expenses	253,114	273,464	281,518	310,300
Income tax expense (benefit)	(6,507)	(39,260)	83,916	225,720

Net income (loss) from continuing operations	23,113	(109,229)	172,267	457,858
Loss from discontinued operations, net of taxes	(44,499)	(13,491)	(13,157)	(148,724)

Net income (loss)	(21,386)	(122,720)	159,110	309,134
Preferred stock dividends	26,395	25,800	42,627	51,014

Net income (loss) attributable to common stock	$(47,781)	$(148,520)	$116,483	$258,120

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.01)	$(.29)	$.28	$.85
Earnings (loss) from discontinued operations	(.09)	(.03)	(.03)	(.31)

Earnings (loss) from net income	$(.10)	$(.32)	$.25	$.54

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(.01)	$(.29)	$.28	$.81
Earnings (loss) from discontinued operations	(.09)	(.03)	(.03)	(.29)

Earnings (loss) from net income	$(.10)	$(.32)	$.25	$.52

APPENDIX A

FEDERAL FAMILY EDUCATION LOAN PROGRAM (“FFELP”)

Note:  On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (“HCERA”) which prohibits new loan originations under the FFELP as of July 1, 2010. This appendix presents a summary of the program prior to the termination date. The new law does not alter or affect the terms and conditions of existing FFELP Loans made before July 1, 2010.

General

The FFELP, under Title IV of the Higher Education Act (“HEA”), provides for loans to students who are enrolled in eligible institutions, or to parents of dependent students who are enrolled in eligible institutions, to finance their educational costs. As further described below, payment of principal and interest on the student loans is guaranteed by a state or not-for-profit guarantee agency against:

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

Four types of FFELP Loans are currently authorized under the HEA:

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

This appendix describes or summarizes the material provisions of Title IV of the HEA, the FFELP and related statutes and regulations. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the HEA and the related regulations have been the subject of extensive amendments over the years. We cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

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

The Higher Education Reconciliation Act of 2005 reauthorized the loan programs of the HEA. Major provisions, which became effective July 1, 2006 (unless stated otherwise), include:

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

The Higher Education Opportunity Act of 2008 (HEOA 2008) reauthorized the loan programs of the HEA through September 30, 2014. Major provisions, which became effective August 14, 2008 (unless stated otherwise), include:

•	Clarifies the repayment period and the terms for commencement of repayment of PLUS Loans made on or after July 1, 2008, (superseding ECASLA provisions) and makes available in-school deferment to parent borrowers when the student beneficiary is enrolled and a 6-month post-enrollment deferment to all PLUS borrowers following any period of enrollment of the borrower or the student beneficiary.

•	Makes Section 207 of the Servicemembers Civil Relief Act applicable to FFELP Loans, upon borrower request, reducing the interest rate on such loans to 6% (which encompasses certain fees and other charges), and establishes that as the applicable rate for calculating Special Allowance Payments (for loans made on or after July 1, 2008).

•	Expands the criteria for disability discharge, including qualifying borrowers with a permanent disability rating from the Veterans Administration.

•	Requires a lender to provide information on the impact of interest capitalization when granting deferment on for an unsubsidized Stafford Loan or forbearance for any FFELP loan and, for forbearance, to provide the borrower with specific information about interest and capitalization at least every 180 days during the forbearance.

•	Adds items that the lender must disclose before disbursement and items that the lender must disclose before repayment.

•	Requires a lender to provide a bill or statement that corresponds to each payment installment time period and include specific disclosures (for loans with a first payment due on or after July 1, 2009).

•	Requires a lender to provide specified information to borrowers who notify the lender of difficulty in paying (for loans with a first payment due on or after July 1, 2009) and to borrowers who become 60 days delinquent (for loans that become delinquent on or after July 1, 2009).

•	Eliminates Guarantor and ED obligations for insurance and reinsurance in instances of nondisclosure.

•	Adds income-based repayment to plans the lender must offer (except for parent PLUS Loans and Consolidation Loans that discharged such loans) and adds income-based repayment for FFELP borrowers to repay defaulted loans to ED.

•	Permits borrower eligibility for in-school deferment to be based on National Student Loan Data System information.

•	Adds prohibited inducements that can subject lenders and Guarantors to disqualification from the program and clarifies that both lenders and Guarantors may provide technical assistance comparable to that provided to schools by ED.

•	Allows FFELP borrowers to consolidate directly into the DSLP to use the zero interest feature available to servicemembers.

•	Requires a consolidation lender to provide disclosures regarding any loss of benefits, availability of repayment plans, and certain other information.

•	Requires the Guarantor to notify a borrower twice of options to remove a loan from default.

•	Limits a borrower to loan rehabilitation once and, upon successful rehabilitation, provides for financial and economic education materials to be available to the borrower and for removal of the default from the borrower’s credit report.

•	Mandates that both the transferor and transferee notify the borrower of certain transfer information when a loan transfer changes the party with which the borrower needs to communicate or send payments.

•	Introduces a forgiveness program to repay FFELP Loans and to cancel DSLP (except no parent PLUS Loans) at $2000 per year up to an aggregate of $10,000, for non-defaulted borrowers employed full time in areas of national need (replacing the Child Care Loan Forgiveness Program). Subject to appropriations.

•	Authorizes repayment of FFELP Loans (except parent PLUS Loans) at $6,000 per year up to an aggregate of $40,000 for attorneys employed full time as civil legal assistance attorneys. Subject to appropriations.

•	Requires reporting to consumer reporting agencies to indicate that a loan is an education loan and to provide information on repayment status.

•	Requires Guarantors to develop educational programs for budgeting and financial management.

•	Raises to 30% the school cohort default rate for ineligibility effective in 2012.

•	Increases to 15% the maximum cohort default rate for exempting loans from rules that would otherwise require multiple disbursement or delayed disbursement.

Since the HEOA 2008, technical corrections were made to the HEA on July 1, 2009 under H.R. 1777, Public Law 111-39, and other ED amendments were made to the FFELP regulations on October 29, 2009.

The Health Care and Education Reconciliation Act of 2010 (HCERA, H.R. 4872), including the SAFRA Act, was signed into law by the President on March 30, 2010, under Public Law 111-152. The law, in part, terminated the authority to make new FFELP Loans effective July 1, 2010, and provided temporary authority for certain borrowers with a combination of FFELP, Direct and PUT loans to consolidate in the Direct Loan program until June 30, 2011.

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
1.79% for Stafford Loans that are in Repayment and PLUS
2.09% for FFELP Consolidation Loans
Note: The margins for loans held by an eligible not-for-profit holder are higher by 15 basis points.

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

Source	Basis

Insurance Premium (Changed to Federal Default Fee July 1, 2006)	Up to 1% of the principal amount guaranteed, withheld from the proceeds of each loan disbursement.
Loan Processing and Issuance Fee	.4% of the principal amount guaranteed in each fiscal year, paid by ED
Account Maintenance Fee	.10% (reduced to .06% on October 1, 2007) of the original principal amount of loans outstanding, paid by ED.
Default Aversion Fee	1% of the outstanding amount of loans submitted by a lender for default aversion assistance, minus 1% of the unpaid principal and interest paid on default claims, which is, paid once per loan by transfers out of the Student Loan Reserve Fund.
Collection Retention	16% of the amount collected on loans on which reinsurance has been paid (10% or 18.5% of the amount collected for a defaulted loan that is purchased by a lender for consolidation or rehabilitation, respectively), withheld from gross receipts.

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

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also Appendix A “Federal Family Education Loan Program” for a further discussion of the FFELP.

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

“Core Earnings”  — We prepare financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating our GAAP-based financial information, management evaluates the business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” differs from GAAP. We refer to management’s basis of evaluating its segment results as “Core Earnings” presentations for each business segment and refer to these performance measures in its presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, we rely on “Core Earnings” performance measures in operating each business segment because we believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

“Core Earnings” performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision makers. “Core Earnings” performance measures are used in developing our financial plans, tracking results, and establishing corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of our core business activities. “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Our ‘Core Earnings” presentation does not represent another comprehensive basis of accounting.

“Note 19 — Segment Reporting” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

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

ED — The U.S. Department of Education.

Embedded Floor Income — Embedded Floor Income is Floor Income (see definition below) that is earned on off-balance sheet student loans that are in securitization trusts we sponsor. At the time of the securitization, the value of Embedded Fixed Rate Floor Income is included in the initial valuation of the Residual Interest (see definition below) and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.

Exceptional Performer — The exceptional performer designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP Loans. Upon receiving the designation, the servicer receives reimbursement on default claims higher than the legislated Risk Sharing levels on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default. The servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance. The CCRAA eliminated the EP designation effective October 1, 2007. See also Appendix A “Federal Family Education Loan Program.”

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

FFELP Consolidation Loans — Under the FFELP, borrowers with multiple eligible student loans may consolidate them into a single student loan with one lender at a fixed rate for the life of the loan. The new loan is considered a FFELP Consolidation Loan. Typically a borrower may consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is fixed for the term of the loan and is set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, FFELP Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula. In April 2008, we suspended originating new FFELP Consolidation Loans.

FFELP Stafford and Other Student Loans — Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS and HEAL loans.

Fixed Rate Floor Income — Fixed Rate Floor Income is Floor Income associated with student loans with borrower rates that are fixed to term (primarily FFELP Consolidation Loans and Stafford Loans originated on or after July 1, 2006).

Floor Income — FFELP Loans generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on the SAP formula. We generally finance our student loan portfolio with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. If interest rates decline to a level at which the borrower rate exceeds the SAP formula rate, we continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt continues to decline. In these interest rate environments, we refer to the additional spread it earns between the fixed borrower rate and the SAP formula rate as Floor Income. Depending on the type of student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, lenders are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006.

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

Graphic Depiction of Floor Income:

Floor Income Contracts  — We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of underlying student loans being economically hedged, we will pay the counterparties the Floor Income earned on that notional amount over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP (see definition below) spread and the average of the applicable interest rate index on that notional amount, regardless of the actual balance of underlying student loans, over the life of the contract. The contracts generally do not extend over the life of the underlying student loans. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under ASC 815, “Derivatives and Hedging,” and each quarter we must record the change in fair value of these contracts through income.

Gross Floor Income — Floor Income earned before payments on Floor Income Contracts.

Guarantor(s) — State agencies or non-profit companies that guarantee (or insure) FFELP Loans made by eligible lenders under The Higher Education Act of 1965 (“HEA”), as amended.

Lender Partners — Lender Partners are lenders who originate loans under forward purchase commitments under which we own the loans from inception or, in most cases, acquires the loans soon after origination.

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

In the context of our Private Education Loan business, we use the term “non-traditional loans” to describe education loans made to certain borrowers that have or are expected to have a high default rate as a result of a number of factors, including having a lower tier credit rating, low program completion and graduation rates or, where the borrower is expected to graduate, a low expected income relative to the borrower’s cost of attendance. Non-traditional loans are loans to borrowers attending for-profit schools with an original FICO score of less than 670 and borrowers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the borrower or co-borrower FICO score at origination.

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

Residual Interest — When we securitize student loans, we retain the right to receive cash flows from the student loans sold to trusts that we sponsor in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The Residual Interest, which may also include reserve and other cash accounts, is the present value of these future expected cash flows, which includes the present value of any Embedded Fixed Rate Floor Income described above. We value the Residual Interest at the time of sale of the student loans to the trust and as of the end of each subsequent quarter.

Retained Interest — The Retained Interest includes the Residual Interest (defined above) and servicing rights (as we retain the servicing responsibilities) for our securitization transactions accounted for as sales.

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

Variable Rate Floor Income — Variable Rate Floor Income is Floor Income that is earned only through the next date at which the borrower interest rate is reset to a market rate. For FFELP Stafford loans whose borrower interest rate resets annually on July 1, we may earn Floor Income or Embedded Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate.