Form 10-Q
period 2011-03-31
SLM CORP
filed 2011-05-06
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-13251

SLM Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2013874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Continental Drive, Newark, Delaware	19713
(Address of principal executive offices)	(Zip Code)

(302) 283-8000
(Registrant’s telephone number, including area code)

12061 Bluemont Way, Reston, Virginia 20190
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2011

Voting common stock, $.20 par value	527,420,754 shares

SLM CORPORATION

FORM 10-Q
INDEX
March 31, 2011

(1)	Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010

Assets
FFELP Loans (net of allowance for losses of $190,235 and $188,858, respectively)	$145,558,134	$148,649,400
Private Education Loans (net of allowance for losses of $2,034,318 and $2,021,580, respectively)	35,966,019	35,655,724
Investments
Available-for-sale	78,296	83,048
Other	813,322	873,376

Total investments	891,618	956,424
Cash and cash equivalents	3,871,476	4,342,327
Restricted cash and investments	6,393,243	6,254,493
Goodwill and acquired intangible assets, net	472,345	478,409
Other assets	10,201,973	8,970,272

Total assets	$203,354,808	$205,307,049

Liabilities
Short-term borrowings	$32,316,856	$33,615,856
Long-term borrowings	161,886,309	163,543,504
Other liabilities	3,944,556	3,136,111

Total liabilities	198,147,721	200,295,471

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized:
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 527,494 and 595,263 shares issued, respectively	105,499	119,053
Additional paid-in capital	4,092,334	5,939,838
Accumulated other comprehensive loss (net of tax benefit of $20,417 and $25,758, respectively)	(35,401)	(44,664)
Retained earnings	479,655	308,839

Total equity before treasury stock	5,207,087	6,888,066
Common stock held in treasury at cost: 0 and 68,320 shares, respectively	—	1,876,488

Total equity	5,207,087	5,011,578

Total liabilities and equity	$203,354,808	$205,307,049

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31,	December 31,
	2011	2010

FFELP Loans, net	$142,271,427	$145,750,016
Private Education Loans, net	23,898,923	24,355,683
Restricted cash and investments	6,083,081	5,983,080
Other assets	4,173,741	3,705,716
Short-term borrowings	23,897,738	24,484,353
Long-term borrowings	139,928,763	142,243,771

Net assets of consolidated variable interest entities	$12,600,671	$13,066,371

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Interest income:
FFELP Loans	$877,378	$806,762
Private Education Loans	603,933	565,154
Other loans	5,911	8,996
Cash and investments	5,339	4,949

Total interest income	1,492,561	1,385,861
Total interest expense	594,595	531,384

Net interest income	897,966	854,477
Less: provisions for loan losses	303,405	359,120

Net interest income after provisions for loan losses	594,561	495,357

Other income (loss):
Gains on sales of loans and securities, net	—	8,653
Losses on derivative and hedging activities, net	(241,882)	(82,410)
Servicing revenue	98,252	122,272
Contingency revenue	78,381	80,312
Gains on debt repurchases	37,903	90,081
Other	21,745	13,800

Total other income (loss)	(5,601)	232,708

Expenses:
Salaries and benefits	135,441	149,102
Other operating expenses	167,759	138,533

Total operating expenses	303,200	287,635
Goodwill and acquired intangible assets impairment and amortization expense	6,064	9,712
Restructuring expenses	3,561	24,804

Total expenses	312,825	322,151

Income from continuing operations, before income tax expense	276,135	405,914
Income tax expense	99,711	159,160

Net income from continuing operations	176,424	246,754
Loss from discontinued operations, net of tax benefit	(1,730)	(6,614)

Net income	174,694	240,140
Preferred stock dividends	3,878	18,678

Net income attributable to common stock	$170,816	$221,462

Basic earnings (loss) per common share:
Continuing operations	$.32	$.47
Discontinued operations	—	(.01)

Total	$.32	$.46

Average common shares outstanding	526,746	484,259

Diluted earnings (loss) per common share:
Continuing operations	$.32	$.46
Discontinued operations	—	(.01)

Total	$.32	$.45

Average common and common equivalent shares outstanding	531,964	526,631

Dividends per common share	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375,370	$110,444	$5,090,891	$(40,825)	$604,467	$(1,861,738)	$5,278,609	$13	$5,278,622
Comprehensive income:
Net income									240,140		240,140		240,140
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								63			63		63
Change in unrealized gains (losses) on derivatives, net of tax								(1,712)			(1,712)		(1,712)
Defined benefit pension plans adjustment								(37)			(37)		(37)

Comprehensive income											238,454		238,454
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.24 per share)									(955)		(955)		(955)
Preferred stock, series C ($18.13 per share)									(14,688)		(14,688)		(14,688)
Restricted stock dividend									(11)		(11)		(11)
Issuance of common shares		1,188,209		1,188,209		238	6,401				6,639		6,639
Preferred stock issuance costs and related amortization							160		(160)		—		—
Tax benefit related to employee stock option and purchase plans							(3,593)				(3,593)		(3,593)
Stock-based compensation cost							12,235				12,235		12,235
Cumulative effect of accounting change									(753,856)		(753,856)		(753,856)
Repurchase of common shares:
Benefit plans			(341,846)	(341,846)						(4,282)	(4,282)		(4,282)
Noncontrolling interest — other											—	6	6

Balance at March 31, 2010	8,110,370	553,407,785	(67,563,788)	485,843,997	$1,375,370	$110,682	$5,106,094	$(42,511)	$72,062	$(1,866,020)	$4,755,677	$19	$4,755,696

Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565,000	$119,053	$5,939,838	$(44,664)	$308,839	$(1,876,488)	$5,011,578	$—	$5,011,578
Comprehensive income:
Net income									174,694		174,694		174,694
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(319)			(319)		(319)
Change in unrealized gains (losses) on derivatives, net of tax								9,374			9,374		9,374
Defined benefit pension plans adjustment								208			208		208

Comprehensive income											183,957		183,957
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.32 per share)									(1,003)		(1,003)		(1,003)
Issuance of common shares		2,304,659		2,304,659		461	22,474				22,935		22,935
Retirement of common stock in treasury		(70,074,369)	70,074,369	—		(14,015)	(1,889,891)			1,903,906	—		—
Tax benefit related to employee stock option and purchase plans							(5,079)				(5,079)		(5,079)
Stock-based compensation cost							24,992				24,992		24,992
Repurchase of common shares:
Benefit plans			(1,754,780)	(1,754,780)						(27,418)	(27,418)		(27,418)

Balance at March 31, 2011	7,300,000	527,493,764	—	527,493,764	$565,000	$105,499	$4,092,334	$(35,401)	$479,655	$—	$5,207,087	$—	$5,207,087

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating activities
Net income	$174,694	$240,140
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	1,730	6,614
Gains on sale of loans and securities, net	—	(8,653)
Gains on debt repurchases	(37,903)	(90,081)
Goodwill and acquired intangible assets impairment and amortization expense	6,064	9,712
Stock-based compensation expense	24,992	12,278
Unrealized (gains)/losses on derivative and hedging activities	56,796	(122,044)
Provisions for loan losses	303,405	359,120
Student loans originated for sale, net	—	(6,722,387)
Decrease in restricted cash — other	53,904	25,755
(Increase) in accrued interest receivable	(103,934)	(158,066)
Increase in accrued interest payable	145,645	79,833
Decrease in other assets	212,287	821,729
(Decrease) in other liabilities	(78,761)	(3,366)

Total adjustments	584,225	(5,789,556)

Total net cash provided by (used in) operating activities	758,919	(5,549,416)

Investing activities
Student loans acquired and originated	(1,278,529)	(1,689,074)
Reduction of student loans:
Installment payments, claims and other	4,551,933	3,484,121
Proceeds from sales of student loans	188,520	75,493
Other loans — repaid	14,699	82,688
Other investing activities, net	(955,202)	(911,947)
Purchases of available-for-sale securities	(70,534)	(18,688,583)
Proceeds from maturities of available-for-sale securities	53,444	19,182,117
Purchases of other securities	(50,063)	(10,458)
Proceeds from maturities of other securities	67,394	39,007
(Increase) in restricted cash	(91,823)	(52,489)

Cash provided by investing activities — continuing operations	2,429,839	1,510,875

Cash provided by investing activities — discontinued operations	28,424	42,752

Total net cash provided by investing activities	2,458,263	1,553,627

Financing activities
Borrowings collateralized by loans in trust — issued	818,447	1,544,073
Borrowings collateralized by loans in trust — repaid	(2,712,317)	(2,099,724)
Asset-backed commercial paper conduits, net	(1,237,935)	(441,723)
ED Participation Program, net	—	6,740,199
ED Conduit Program facility, net	(911,868)	368,537
Other long-term borrowings issued	1,966,802	1,463,534
Other long-term borrowings repaid	(1,814,721)	(2,541,703)
Other financing activities, net	206,605	(247,746)
Excess tax benefit from the exercise of stock-based awards	832	100
Common stock issued	—	11
Preferred dividends paid	(3,878)	(18,517)
Noncontrolling interest, net	—	(363)

Net cash (used in) provided by financing activities	(3,688,033)	4,766,678

Net (decrease) increase in cash and cash equivalents	(470,851)	770,889
Cash and cash equivalents at beginning of period	4,342,327	6,070,013

Cash and cash equivalents at end of period	$3,871,476	$6,840,902

Cash disbursements made (refunds received) for:
Interest	$612,519	$549,075

Income taxes paid	$165,243	$5,097

Income taxes (received)	$(18,008)	$(498,229)

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2010 to be consistent with classifications adopted for 2011, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Standards

Troubled Debt Restructurings

In April 2011, the Financial Accounting Standards Board released Accounting Standards Update No. 2011-02, Receivables, which provides clarification for creditors in determining whether or not a restructuring of a loan is considered a troubled debt restructuring. This new guidance is effective for us as of July 1, 2011; but will be applied retrospectively to January 1, 2011 upon adoption. We may identify student loans that are considered a troubled debt restructuring that were previously not and this may require us to increase the amount of recorded impairment. We are currently evaluating the new guidance and have not yet determined what effect, if any, it will have on our consolidated financial statements.

2.	Allowance for Loan Losses

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

In determining the allowance for loan losses, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default). In the first quarter of 2011, we implemented a new model to estimate these Private Education Loan defaults. Both the prior model and new model are considered “migration models”. Our prior allowance model (in place through December 31, 2010) segmented the portfolio into categories of similar risk characteristics based on loan program type, school type, loan status, seasoning, underwriting criteria (credit scores) and the existence or absence of a cosigner using school type, credit scores, cosigner status, loan status and seasoning as the primary risk characteristics. Our new model uses these same primary risk characteristics but also further segments the portfolio by the number of months the loan is in its repayment period (seasoning). While our previous allowance process incorporated the impact of seasoning, the new model more directly incorporates this aspect. Another change in the new allowance model relates to the historical period of experience that we use as a starting point for projecting future defaults. Our new model is based upon a seasonal average, adjusted to the previous three to six months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our previous model primarily used a one year historical default experience period and did not include the ability to directly model an economic expectation or collection procedure change. As a result, the previous allowance process included qualitative adjustments for these factors. As such, the new model is less dependent on a long look-back period because we do not believe that our delinquency and default experience over the past few years is indicative of the probable losses incurred in the loan portfolio today. While the model we use as a part of the allowance for loan losses process changed in the first quarter, the overall process for calculating the appropriate amount of allowance for Private Education Loan loss as disclosed in the 2010 Form 10-K has not changed. The new model is more reactive to recent borrower behavior, loan performance, and collection performance, as well as expectations about economic factors. There was no adjustment to our allowance for loan loss upon implementing this new default projection model in the first quarter of 2011. In addition, there was no change in how we estimate the amount we will recover over time related to these defaulted amounts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended March 31, 2011
		Private Education	Other
	FFELP Loans	Loans	Loans	Total

Allowance for Loan Losses
Beginning balance	$188,858	$2,021,580	$72,516	$2,282,954
Total provision	23,122	275,048	5,235	303,405
Charge-offs	(20,313)	(273,002)	(3,954)	(297,269)
Loan sales	(1,432)	—	—	(1,432)
Reclassification of interest reserve(1)	—	10,692	—	10,692

Ending Balance	$190,235	$2,034,318	$73,797	$2,298,350

Allowance:
Ending balance: individually evaluated for impairment	$—	$122,862	$61,309	$184,171
Ending balance: collectively evaluated for impairment	$190,235	$1,911,456	$12,488	$2,114,179
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$474,550	$115,693	$590,243
Ending balance: collectively evaluated for impairment	$143,916,560	$38,402,114	$207,657	182,526,331
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	3.8%	—%
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	3.9%	—%
Allowance as a percentage of the ending total loan balance	.13%	5.2%	22.8%
Allowance as a percentage of the ending loans in repayment	.20%	7.2%	—%
Allowance coverage of charge-offs (annualized)	2.3	1.8	4.6
Ending total loans(2)	$143,916,560	$38,876,664	$323,350
Average loans in repayment	$95,504,452	$28,127,066	$—
Ending loans in repayment	$94,309,517	$28,120,260	$—

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended March 31, 2010
		Private Education	Other
	FFELP Loans	Loans	Loans	Total

Allowance for Loan Losses
Beginning balance	$161,168	$1,443,440	$76,261	$1,680,869
Total provision	22,996	325,022	11,102	359,120
Charge-offs	(21,404)	(284,478)	(8,699)	(314,581)
Loan sales	(1,694)	—	—	(1,694)
Reclassification of interest reserve(1)	—	10,642	—	10,642
Consolidation of securitization trusts(2)	25,149	524,050	—	549,199

Ending Balance	$186,215	$2,018,676	$78,664	$2,283,555

Allowance:
Ending balance: individually evaluated for impairment	$—	$63,503	$60,844	$124,347
Ending balance: collectively evaluated for impairment	$186,215	$1,955,173	$17,820	$2,159,208
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$314,910	$125,286	$440,196
Ending balance: collectively evaluated for impairment	$143,914,476	$37,978,010	$286,449	$182,178,935
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	4.4%	—%
Charge-offs as a percentage of average loans in repayment (annualized)	.11%	4.7%	—%
Allowance as a percentage of the ending total loan balance	.13%	5.3%	19.1%
Allowance as a percentage of the ending loans in repayment	.23%	8.2%	—%
Allowance coverage of charge-offs (annualized)	2.1	1.7	2.2
Ending total loans(3)	$143,914,476	$38,292,920	$411,735
Average loans in repayment	$82,437,527	$24,645,633	$—
Ending loans in repayment	$82,457,392	$24,705,990	$—

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our previously off-balance sheet securitization trusts.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans as of March 31, 2011 and December 31, 2010.

	FFELP Loan Delinquencies
	March 31,		December 31,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$27,773		$28,214
Loans in forbearance(2)	21,834		22,028
Loans in repayment and percentage of each status:
Loans current	78,756	83.5%	80,026	82.8%
Loans delinquent 31-60 days(3)	5,050	5.4	5,500	5.7
Loans delinquent 61-90 days(3)	3,069	3.2	3,178	3.3
Loans delinquent greater than 90 days(3)	7,434	7.9	7,992	8.2

Total FFELP Loans in repayment	94,309	100%	96,696	100%

Total FFELP Loans, gross	143,916		146,938
FFELP Loan unamortized premium	1,832		1,900

Total FFELP Loans	145,748		148,838
FFELP Loan allowance for losses	(190)		(189)

FFELP Loans, net	$145,558		$148,649

Percentage of FFELP Loans in repayment		65.5%		65.8%

Delinquencies as a percentage of FFELP Loans in repayment		16.5%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		18.8%		18.6%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	March 31,		December 31,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$7,414		$7,419
Loans in forbearance(2)	1,155		1,156
Loans in repayment and percentage of each status:
Loans current	23,193	91.3%	22,850	91.2%
Loans delinquent 31-60 days(3)	745	2.9	794	3.2
Loans delinquent 61-90 days(3)	424	1.7	340	1.4
Loans delinquent greater than 90 days(3)	1,039	4.1	1,060	4.2

Total traditional loans in repayment	25,401	100%	25,044	100%

Total traditional loans, gross	33,970		33,619
Traditional loans unamortized discount	(788)		(801)

Total traditional loans	33,182		32,818
Traditional loans receivable for partially charged-off loans	593		558
Traditional loans allowance for losses	(1,298)		(1,231)

Traditional loans, net	$32,477		$32,145

Percentage of traditional loans in repayment		74.8%		74.5%

Delinquencies as a percentage of traditional loans in repayment		8.7%		8.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.4%		4.4%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		69.8%		67.9%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	March 31,		December 31,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$909		$921
Loans in forbearance(2)	188		184
Loans in repayment and percentage of each status:
Loans current	2,002	73.6%	2,038	72.6%
Loans delinquent 31-60 days(3)	185	6.8	217	7.7
Loans delinquent 61-90 days(3)	140	5.2	131	4.7
Loans delinquent greater than 90 days(3)	392	14.4	422	15.0

Total non-traditional loans in repayment	2,719	100%	2,808	100%

Total non-traditional loans, gross	3,816		3,913
Non-traditional loans unamortized discount	(88)		(93)

Total non-traditional loans	3,728		3,820
Non-traditional loans receivable for partially charged-off loans	497		482
Non-traditional loans allowance for losses	(736)		(791)

Non-traditional loans, net	$3,489		$3,511

Percentage of non-traditional loans in repayment		71.3%		71.8%

Delinquencies as a percentage of non-traditional loans in repayment		26.4%		27.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.5%		6.1%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		64.8%		61.3%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

The following table provides information regarding accrued interest receivable on our Private Education Loans at March 31, 2011 and December 31, 2010. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Accrued Interest Receivable
		Greater than	Allowance for
		90 days	Uncollectible
	Total	Past Due	Interest

March 31, 2011
Private Education Loans — Traditional	$1,033,242	$34,922	$47,527
Private Education Loans — Non-Traditional	195,200	19,287	36,810

Total	$1,228,442	$54,209	$84,337

December 31, 2010
Private Education Loans — Traditional	$1,062,289	$34,644	$56,755
Private Education Loans — Non-Traditional	208,587	20,270	37,057

Total	$1,270,876	$54,914	$93,812

FFELP Loans are substantially guaranteed as to their principal and accrued interest in the event of default, therefore, the key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation. For Private Education Loans, the key credit quality indicators are the school type/FICO scores, the existence of a cosigner, the loan status and loan seasoning. The school type/FICO score are assessed at origination and maintained through the traditional/non-traditional loan designation. The other Private Education Loan key quality indicators can

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

change and are incorporated quarterly into the allowance for loan losses calculation. The following table highlights the principal balance (excluding the receivable for partially charged-off loans) of our Private Education Loan portfolio stratified by the key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	March 31, 2011		December 31, 2010
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance

Credit Quality Indicators
School Type/FICO Scores:
Traditional	$33,970	90%	$33,619	90%
Non-Traditional(1)	3,816	10	3,913	10

Total	$37,786	100%	$37,532	100%

Cosigners:
With cosigner	$22,727	60%	$22,259	59%
Without cosigner	15,059	40	15,273	41

Total	$37,786	100%	$37,532	100%

Seasoning(2):
1-12 payments	$9,453	25%	$9,963	27%
13-24 payments	6,934	18	6,951	19
25-36 payments	4,765	13	4,675	12
37-48 payments	3,200	8	3,019	8
More than 48 payments	5,111	14	4,584	12
Not yet in repayment	8,323	22	8,340	22

Total	$37,786	100%	$37,532	100%

(1)	Defined as loans to borrowers attending for-profit schools (with a FICO score of less than 670 at origination) and borrowers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

We offer temporary interest rate reductions to Private Education Loan borrowers who are both experiencing financial difficulties and meet other criteria. At March 31, 2011 and December 31, 2010, approximately $475 million and $444 million, respectively, had qualified at some point for an interest rate reduction modification since the inception of the program in May 2009. These modifications met the criteria of a troubled debt restructuring in accordance with ASC 310-40 Receivables — Troubled Debt Restructurings by Creditors and are individually evaluated for impairment. The allowance for loan losses associated with these loans was $123 million and $114 million at March 31, 2011 and December 31, 2010, respectively. Subsequent to modification, $70 million and $53 million defaulted through March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, approximately $235 million and $257 million, respectively, had qualified for the program and were currently receiving a reduction in their interest rate.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Borrowings

The following table summarizes our borrowings as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings:
Senior unsecured debt	$3,741	$16,894	$20,635	$4,361	$15,742	$20,103
Brokered deposits	1,324	2,808	4,132	1,387	3,160	4,547
Retail and other deposits	1,500	—	1,500	1,370	—	1,370
Other(1)	1,064	—	1,064	887	—	887

Subtotal unsecured borrowings	7,629	19,702	27,331	8,005	18,902	26,907

Secured borrowings:
FFELP Loans securitizations	—	111,042	111,042	—	112,425	112,425
Private Education Loans securitizations	—	20,983	20,983	—	21,409	21,409
ED Conduit Program facility	23,573	—	23,573	24,484	—	24,484
ABCP borrowings	325	4,671	4,996	—	5,853	5,853
Acquisition financing(2)	—	1,064	1,064	—	1,064	1,064
FHLB-DM facility	525	—	525	900	—	900
Indentured trusts	—	1,187	1,187	—	1,246	1,246

Subtotal secured borrowings	24,423	138,947	163,370	25,384	141,997	167,381

Total before hedge accounting adjustments	32,052	158,649	190,701	33,389	160,899	194,288
Hedge accounting adjustments	265	3,237	3,502	227	2,644	2,871

Total	$32,317	$161,886	$194,203	$33,616	$163,543	$197,159

(1)	“Other” primarily consists of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation.

(2)	Relates to the acquisition of the $25 billion of student loans at the end of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Borrowings (Continued)

Secured Borrowings

We currently consolidate all of our financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Debt Outstanding			Carrying Amount of Assets Securing Debt
	Short	Long		Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Conduit Program Facility	$23,573	$—	$23,573	$23,572	$680	$619	$24,871
ABCP borrowings	325	4,671	4,996	5,383	91	46	5,520
Securitizations — FFELP Loans	—	111,042	111,042	111,833	3,924	609	116,366
Securitizations — Private Education Loans	—	20,983	20,983	23,899	1,246	958	26,103
Indentured trusts	—	1,187	1,187	1,484	141	14	1,639

Total before hedge accounting adjustments	23,898	137,883	161,781	166,171	6,082	2,246	174,499
Hedge accounting adjustments	—	2,046	2,046	—	—	1,929	1,929

Total	$23,898	$139,929	$163,827	$166,171	$6,082	$4,175	$176,428

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Borrowings (Continued)

	December 31, 2010
	Debt Outstanding			Carrying Amount of Assets Securing Debt
	Short	Long		Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings:
ED Conduit Program Facility	$24,484	$—	$24,484	$24,511	$819	$634	$25,964
ABCP borrowings	—	5,853	5,853	6,290	94	53	6,437
Securitizations — FFELP Loans	—	112,425	112,425	113,400	3,728	966	118,094
Securitizations — Private Education Loans	—	21,409	21,409	24,355	1,213	690	26,258
Indentured trusts	—	1,246	1,246	1,549	129	15	1,693

Total before hedge accounting adjustments	24,484	140,933	165,417	170,105	5,983	2,358	178,446
Hedge accounting adjustments	—	1,311	1,311	—	—	1,348	1,348

Total	$24,484	$142,244	$166,728	$170,105	$5,983	$3,706	$179,794

On April 26, 2011, we issued a $562 million Private Education Loan ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.99 percent. This issue has a weighted average life of 3.8 years and initial over-collateralization of approximately 21 percent.

On March 3, 2011, we issued an $812 million FFELP ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.14 percent. This issue has a weighted average life of 5.8 years and initial over-collateralization of approximately 3 percent.

On January 14, 2011, we issued a $2 billion five-year 6.25 percent fixed rate unsecured bond. The bond was issued to yield 6.50 percent before underwriting fees. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 4.46 percent. The proceeds of this bond were designated for general corporate purposes.

We also repurchase our outstanding unsecured debt in both open-market repurchases and public tender offers. Repurchasing debt helps us to better manage our short-term and long-term funding needs. In the first quarter of 2011 we repurchased $825 million face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2011 to 2014, which resulted in a total gain of $64 million.

We have $5.2 billion in Private Education Loan securitization bonds outstanding at March 31, 2011, where we have the ability to call the bonds at a discount to par between the fourth quarter of 2011 and 2014. We have concluded that it is probable we will call these bonds at the call date at the respective discount. Probability is based on our assessment of whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, we are accreting this call discount as a reduction to interest expense through the call date. If it becomes less than probable that we will call these bonds at a future date, it will result in our reversing this prior accretion as a cumulative catch-up adjustment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Borrowings (Continued)

We have accreted approximately $200 million, cumulatively, and $28 million in the three months ended March 31, 2011 as a reduction of interest expense.

Securitization Activity

The following table summarizes our securitization activity for the three months ended March 31, 2011 and 2010. The securitizations in the periods presented below were accounted for as financings.

	Three Months Ended March 31,
	2011		2010
		Loan		Loan
	No. of	Amount	No. of	Amount
(Dollars in millions)	Transactions	Securitized	Transactions	Securitized

Securitizations:
FFELP Consolidation Loans	1	$773	—	$—
Private Education Loans	—	—	1	1,929

Total securitizations	1	$773	1	$1,929

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments

Our risk management strategy, use and accounting of derivatives has not materially changed from that discussed in our 2010 Form 10-K. Please refer to Note 9, “Derivative Financial Instruments” in our 2010 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2011 and December 31, 2010, and their impact on other comprehensive income and earnings for the three months ended March 31, 2011 and 2010.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(Dollars in millions)	Exposure	2011	2010	2011	2010	2011	2010	2011	2010

Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$787	$967	$161	$200	$948	$1,167
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	2,592	1,925	84	101	2,676	2,026
Other(2)	Interest rate	—	—	—	—	26	26	26	26

Total derivative assets(3)		—	—	3,379	2,892	271	327	3,650	3,219
Derivative Liabilities
Interest rate swaps	Interest rate	(46)	(75)	(18)	—	(348)	(348)	(412)	(423)
Floor Income Contracts	Interest rate	—	—	—	—	(2,106)	(1,315)	(2,106)	(1,315)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(181)	(215)	(1)	—	(182)	(215)
Other(2)	Interest rate	—	—	—	—	—	(1)	—	(1)

Total derivative liabilities(3)		(46)	(75)	(199)	(215)	(2,455)	(1,664)	(2,700)	(1,954)

Net total derivatives		$(46)	$(75)	$3,180	$2,677	$(2,184)	$(1,337)	$950	$1,265

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of Euro-dollar futures contracts, the embedded derivatives in asset-backed financings, and derivatives related to our Total Return Swap Facility. The embedded derivatives are required to be accounted for as derivatives.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Gross position	$3,650	$3,219	$(2,700)	$(1,954)
Impact of master netting agreements	(792)	(782)	792	782

Derivative values with impact of master netting agreements (as carried on balance sheet)	2,858	2,437	(1,908)	(1,172)
Cash collateral (held) pledged	(1,063)	(886)	749	809

Net position	$1,795	$1,551	$(1,159)	$(363)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset position at March 31, 2011 and December 31, 2010 by $60 million and $72 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset position at March 31, 2011 and December 31, 2010 by $116 million and $129 million, respectively.

	Cash Flow		Fair Value		Trading		Total
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(Dollars in billions)	2011	2010	2011	2010	2011	2010	2011	2010

Notional Values
Interest rate swaps	$1.1	$1.6	$15.2	$13.5	$111.2	$118.9	$127.5	$134.0
Floor Income Contracts	—	—	—	—	74.2	39.3	74.2	39.3
Cross currency interest rate swaps	—	—	17.3	17.5	.3	.3	17.6	17.8
Other(1)	—	—	—	—	1.6	1.0	1.6	1.0

Total derivatives	$1.1	$1.6	$32.5	$31.0	$187.3	$159.5	$220.9	$192.1

(1)	“Other” includes Euro-dollar futures contracts, embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
			Realized Gain
	Unrealized Gain		(Loss)		Unrealized Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Fair Value Hedges:
Interest rate swaps	$(198)	$55	$128	$120	$205	$(63)	$135	$112
Cross currency interest rate swaps	701	(1,348)	76	101	(878)	1,363	(101)	116

Total fair value derivatives	503	(1,293)	204	221	(673)	1,300	34	228
Cash Flow Hedges:
Interest rate swaps	(2)	(1)	(14)	(15)	—	—	(16)	(16)

Total cash flow derivatives	(2)	(1)	(14)	(15)	—	—	(16)	(16)
Trading:
Interest rate swaps	(22)	110	40	6	—	—	18	116
Floor Income Contracts	151	19	(226)	(210)	—	—	(75)	(191)
Cross currency interest rate swaps	(17)	(7)	2	2	—	—	(15)	(5)
Other	3	(6)	(1)	(2)	—	—	2	(8)

Total trading derivatives	115	116	(185)	(204)	—	—	(70)	(88)

Total	616	(1,178)	5	2	(673)	1,300	(52)	124
Less: realized gains (losses) recorded in interest expense	—	—	190	206	—	—	190	206

Gains (losses) on derivative and hedging activities, net	$616	$(1,178)	$(185)	$(204)	$(673)	$1,300	$(242)	$(82)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months
	Ended
	March 31,
(Dollars in millions)	2011	2010

Total gains (losses) on cash flow hedges	$(2)	$(15)
Realized (gains) losses reclassified to interest expense(1)(2)(3)	10	12
Hedge ineffectiveness reclassified to earnings(1)(4)	1	1

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$9	$(2)

(1)	Amounts included in “Realized gains (losses) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	We expect to reclassify $10 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of cash flow hedges that were hedging debt instruments that are outstanding as of the reporting date.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

Collateral

Collateral held and pledged at March 31, 2011 and December 31, 2010 related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2011	December 31, 2010

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,063	$886
Securities at fair value (not recorded in financial statements)(2)	975	585

Total collateral held	$2,038	$1,471

Derivative asset at fair value including accrued interest	$3,157	$2,540

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$749	$809
Securities at fair value (recorded in restricted investments)(3)	49	36

Total collateral pledged	$798	$845

Derivative liability at fair value including accrued interest and premium receivable	$782	$747

(1)	At March 31, 2011 and December 31, 2010, $204 million and $108 million, respectively, were held in restricted cash accounts.

(2)	We do not have the ability to sell or re-pledge these securities. As such the securities are not recorded in the financial statements.

(3)	Counterparty has the right to sell or re-pledge securities.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $750 million with our counterparties as of the collateral call date. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $124 million and have posted $118 million of collateral to these counterparties. If the credit

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would be required to deliver additional assets totaling $6 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides detail on our other assets at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Ending	% of	Ending	% of
(Dollars in millions)	Balance	Balance	Balance	Balance

Accrued interest receivable	$3,031	30%	2,927	33%
Derivatives at fair value	2,858	28	2,437	27
Accounts receivable — general	1,430	14	730	8
Income tax asset, net current and deferred	1,322	13	1,283	14
Benefit and insurance-related investments	461	4	462	5
Fixed assets, net	284	3	291	4
Purchased paper-related receivables	68	1	96	1
Other loans	251	2	271	3
Other	496	5	473	5

Total	$10,201	100%	$8,970	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a net asset position by counterparty, exclusive of accrued interest and collateral. At March 31, 2011 and December 31, 2010, these balances included $3.2 billion and $2.7 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of March 31, 2011 and December 31, 2010, the cumulative mark-to-market adjustment to the hedged debt was $(3.4) billion and $(2.7) billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity and Stock-Based Compensation

The following table summarizes our common share repurchases and issuances for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Shares in millions)	2011	2010

Common shares repurchased:
Benefit plans(1)	1.8	.3

Total shares repurchased	1.8	.3

Average purchase price per share	$15.62	$12.53

Common shares issued	2.3	1.2

Authority remaining at end of period for repurchases	38.8	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of our common stock on the New York Stock Exchange on March 31, 2011 was $15.30.

In March 2011, we retired all 70 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $1.9 billion, with corresponding decreases of $14 million in common stock and $1.9 billion in additional paid-in capital. There was no impact to total equity from this transaction.

In the first quarter, we changed our stock-based compensation plans so that retirement eligible employees would not forfeit unvested stock-based compensation upon their retirement. This change had the effect of accelerating $11 million of future stock-based compensation expenses associated with these unvested stock grants into the current period for those employees that are retirement eligible or who will become retirement eligible prior to the vesting date.

Dividend and Share Repurchase Program

On April 20, 2011, we declared a quarterly dividend of $.10 per share on our common stock, the first since early 2007. The dividend is payable June 17, 2011, to shareholders of record at the close of business on June 3, 2011. We also authorized the repurchase of up to $300 million of outstanding common stock in open-market transactions and terminated all previous authorizations.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010

Numerator:
Net income from continuing operations	$176,424	$246,754
Less: preferred stock dividends	3,878	18,678

Net income from continuing operations attributable to common stock	172,546	228,076
Adjusted for dividends of Series C Preferred Stock(1)	—	14,688

Net income from continuing operations attributable to common stock, adjusted	172,546	242,764
Loss from discontinued operations	(1,730)	(6,614)

Net income attributable to common stock, adjusted	$170,816	$236,150

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	526,746	484,259
Effect of dilutive securities:
Dilutive effect of convertible preferred stock Series C(1)	—	41,240
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(2)	5,218	1,132

Dilutive potential common shares(3)	5,218	42,372

Weighted average shares used to compute diluted EPS	531,964	526,631

Basic earnings (loss) per common share:
Continuing operations	$.32	$.47
Discontinued operations	—	(.01)

Total	$.32	$.46

Diluted earnings (loss) per common share:
Continuing operations	$.32	$.46
Discontinued operations	—	(.01)

Total	$.32	$.45

(1)	Our 7.25 percent mandatory convertible preferred stock Series C was issued on December 31, 2007. The Series C Preferred Stock was fully converted to common shares on December 15, 2010.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(3)	For the three months ended March 31, 2011 and 2010, stock options covering approximately 16 million and 33 million shares, respectively, and restricted stock of 2 million shares and 0 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Restructuring Activities

Total restructuring expenses of $4 million and $26 million were recorded in the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes the restructuring expenses incurred during the three months ended March 31, 2011 and 2010 and cumulative restructuring expenses incurred through March 31, 2011 associated with our restructuring plans.

			Cumulative
	Three Months Ended		Expense(1) as of
	March 31,		March 31,
	2011	2010	2011

Severance costs	$1,380	$24,797	$164,182
Lease and other contract termination costs	—	—	10,929
Exit and other costs	2,181	7	18,424

Total restructuring costs from continuing operations(1)	3,561	24,804	193,535
Total restructuring costs from discontinued operations	(22)	1,478	29,211

Total	$3,539	$26,282	$222,746

(1)	Aggregate restructuring expenses from continuing operations incurred across our reportable segments during the three months ended March 31, 2011 and 2010 totaled $1 million and $19 million, respectively, in our FFELP Loans reportable segment; $1 million and $2 million, respectively, in our Consumer Lending reportable segment; $1 million and $3 million, respectively, in our Business Services reportable segment; and $1 million and $1 million, respectively, in our Other reportable segment.

Since the fourth quarter of 2007 through March 31, 2011, cumulative severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 5,500 positions. Position eliminations were across all of our reportable segments, ranging from senior executives to servicing center personnel.

The following table summarizes changes in the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2009	$9,195	$3,781	$—	$12,976
Net accruals from continuing operations	80,536	1,430	3,270	85,236
Net accruals from discontinued operations	3,108	2,384	70	5,562
Cash paid	(45,235)	(3,440)	(1,678)	(50,353)

Balance at December 31, 2010	47,604	4,155	1,662	53,421
Net accruals from continuing operations	1,380	—	2,181	3,561
Net accruals from discontinued operations	(24)	—	2	(22)
Cash paid	(25,478)	(492)	(3,845)	(29,815)

Balance at March 31, 2011	$23,482	$3,663	$—	$27,145

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. During the three months ended March 31, 2011, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments. Please refer to Note 15, “Fair Value Measurements” in our 2010 Form 10-K for a full discussion.

The following tables summarize the valuation of our financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of March 31, 2011 and December 31, 2010.

	Fair Value Measurements on a Recurring				Fair Value Measurements on a Recurring
	Basis as of March 31, 2011				Basis as of December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments:
U.S. Treasury securities	$50	$—	$—	$50	$39	$—	$—	$39
Agency residential mortgage backed securities	—	65	—	65	—	68	—	68
Guaranteed investment contracts	—	28	—	28	—	20	—	20
Other	—	13	—	13	—	12	—	12

Total available-for-sale investments	50	106	—	156	39	100	—	139
Derivative instruments:(1)
Interest rate swaps	—	821	127	948	—	1,017	150	1,167
Cross currency interest rate swaps	—	521	2,155	2,676	—	427	1,599	2,026
Other	—	—	26	26	—	—	26	26

Total derivative assets	—	1,342	2,308	3,650	—	1,444	1,775	3,219
Counterparty netting				(792)				(782)

Subtotal(3)				2,858				2,437
Cash collateral held				(1,063)				(886)

Net derivative assets				1,795				1,551

Total	$50	$1,448	$2,308	$1,951	$39	$1,544	$1,775	$1,690

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(200)	$(212)	$(412)	$—	$(183)	$(240)	$(423)
Floor Income Contracts	—	(2,106)	—	(2,106)	—	(1,315)	—	(1,315)
Cross currency interest rate swaps	—	(38)	(144)	(182)	—	(43)	(172)	(215)
Other	—	—	—	—	(1)	—	—	(1)

Total derivative instruments	—	(2,344)	(356)	(2,700)	(1)	(1,541)	(412)	(1,954)
Counterparty netting				792				782

Subtotal(3)				(1,908)				(1,172)
Cash collateral pledged				749				809
Net derivative liabilities				(1,159)				(363)

Total	$—	$(2,344)	$(356)	$(1,159)	$(1)	$(1,541)	$(412)	$(363)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011(3)
	Derivative instruments
		Cross
		Currency		Total
	Interest	Interest		Derivative
(Dollars in millions)	Rate Swaps	Rate Swaps	Other	Instruments

Balance, beginning of period	$(90)	$1,427	$26	$1,363
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	27	633	2	662
Included in other comprehensive income	—	—	—	—
Settlements	(22)	(49)	(2)	(73)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(85)	$2,011	$26	$1,952

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$5	$582	$3	$590

	Three Months Ended March 31, 2010
		Derivative instruments
				Cross
				Currency		Total
	Residual	Interest	Floor Income	Interest		Derivative
(Dollars in millions)	Interests	Rate Swaps	Contracts	Rate Swaps	Other	Instruments	Total

Balance, beginning of period	$1,828	$(272)	$(54)	$1,596	$(18)	$1,252	$3,080
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	(5)	3	(873)	(7)	(882)	(882)
Included in other comprehensive income	—	—	—	—	—	—	—
Settlements	—	4	51	(48)	3	10	10
Cumulative effect of accounting change(3)	(1,828)	(56)	—	873	—	817	(1,011)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$—	$(329)	$—	$1,548	$(22)	$1,197	$1,197

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$3	$—	$(921)	$(6)	$(924)	$(924)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

Gains (losses) on derivative and hedging activities, net	$613	$(928)
Interest expense	49	46

Total	$662	$(882)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(3)	Upon adoption of new consolidation accounting guidance on January 1, 2010, we consolidated previously off-balance sheet securitization trusts. This resulted in the removal of the Residual Interests and the recording of the fair value of swaps previously not in our consolidated results.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments, as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$143,790	$145,558	$(1,768)	$147,163	$148,649	$(1,486)
Private Education Loans	32,572	35,966	(3,394)	30,949	35,656	(4,707)
Other loans (presented in “other assets” on the balance sheet)	90	251	(161)	88	270	(182)
Cash and investments	11,156	11,156	—	11,553	11,553	—

Total earning assets	187,608	192,931	(5,323)	189,753	196,128	(6,375)

Interest-bearing liabilities
Short-term borrowings	32,311	32,317	6	33,604	33,616	12
Long-term borrowings	154,776	161,886	7,110	154,355	163,544	9,189

Total interest-bearing liabilities	187,087	194,203	7,116	187,959	197,160	9,201

Derivative financial instruments
Floor Income/Cap contracts	(2,106)	(2,106)	—	(1,315)	(1,315)	—
Interest rate swaps	536	536	—	744	744	—
Cross currency interest rate swaps	2,494	2,494	—	1,811	1,811	—
Other	26	26	—	25	25	—

Excess of net asset fair value over carrying value			$1,793			$2,826

10.	Commitments and Contingencies

Mark A. Arthur et al. v. SLM Corporation.  As previously disclosed, this suit involves allegations we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. We have vigorously denied all claims asserted against us, but agreed to the settlement to avoid the burden and expense of continued litigation. On January 21, 2011, and February 7, 2011, we filed submissions with the Court to advise that approximately 1.76 million individuals had been omitted from the original notice list for a total of approximately 6.6 million class members. In response, Class Counsel asked us to contribute additional unspecified amounts to the previously negotiated $19.5 million settlement fund. On February 10, 2011, the Court granted a Consented Motion to Stay Implementation of Settlement and Certain Deadlines. The Court ordered Class Counsel to file a status report on March 18, 2011.

As of the date of this filing, we are continuing our efforts to determine the number of class members who were omitted from the notice list of class members and the additional amounts to be contributed to the settlement fund.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Commitments and Contingencies (Continued)

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

11.	Segment Reporting

FFELP Loans Segment

Our FFELP Loans segment consists of our $145.6 billion FFELP Loan portfolio as of March 31, 2011 and the underlying debt and capital funding the loans. We no longer originate FFELP Loans; however, we are actively seeking to acquire FFELP Loan portfolios.

The following table includes asset information for our FFELP Loans segment.

	March 31,	December 31,
	2011	2010

FFELP Loans, net	$145,558	$148,649
Cash and investments(1)	5,978	5,963
Other	4,627	3,911

Total assets	$156,163	$158,523

(1)	Includes restricted cash and investments.

Consumer Lending Segment

We originate, acquire, finance and service Private Education Loans. The portfolio totaled $36.0 billion at March 31, 2011. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

The following table includes asset information for our Consumer Lending segment.

	March 31,	December 31,
	2011	2010

Private Education Loans, net	$35,966	$35,656
Cash and investments(1)	2,679	3,372
Other	4,454	4,004

Total assets	$43,099	$43,032

(1)	Includes restricted cash and investments.

Business Services Segment

The Business Services segment generates its revenue from servicing our FFELP Loan portfolio as well as servicing FFELP and other loans for other financial institutions, Guarantors and ED. The segment also performs default aversion work and contingency collections on behalf of Guarantors and ED, Campus Solutions, account asset servicing and transaction processing activities.

At March 31, 2011 and December 31, 2010, the Business Services segment had total assets of $829 million and $930 million, respectively.

Other Segment

The Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

At March 31, 2011 and December 31, 2010, the Other segment had total assets of $3.3 billion and $2.8 billion, respectively.

Measure of Profitability

The tables below include the condensed operating results for each of our reportable segments. Management, including the chief operating decision makers, evaluates the Company on certain performance measures that we refer to as “Core Earnings” performance measures for each operating segment. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items adjusted for in our “Core Earnings” presentations are: (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The tables presented below reflect “Core Earnings” operating measures reviewed and utilized by management to manage the business. Reconciliation of the “Core Earnings” segment totals to our consolidated operating results in accordance with GAAP is also included in the tables below.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
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

Segment Results and Reconciliations to GAAP

	Quarter Ended March 31, 2011
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP
Interest income:
Student loans	$736	$604	$—	$—	$—	$1,340	$141	$1,481
Other loans	—	—	—	6	—	6	—	6
Cash and investments	1	3	3	1	(3)	5	—	5

Total interest income	737	607	3	7	(3)	1,351	141	1,492
Total interest expense	370	197	—	15	(3)	579	15	594

Net interest income	367	410	3	(8)	—	772	126	898
Less: provisions for loan losses	23	275	—	5	—	303	—	303

Net interest income (loss) after provisions for loan losses	344	135	3	(13)	—	469	126	595
Servicing revenue	25	17	245	—	(189)	98	—	98
Contingency revenue	—	—	78	—	—	78	—	78
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income (loss)	—	—	11	2	—	13	(233)	(220)

Total other income (loss)	25	17	334	66	(189)	253	(259)	(6)
Expenses:
Direct operating expenses	195	82	128	8	(189)	224	—	224
Overhead expenses	—	—	—	79	—	79	—	79

Operating expenses	195	82	128	87	(189)	303	—	303
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	6	6
Restructuring expenses	1	1	1	1	—	4	—	4

Total expenses	196	83	129	88	(189)	307	6	313

Income (loss) from continuing operations, before income tax expense (benefit)	173	69	208	(35)	—	415	(139)	276
Income tax expense (benefit)(3)	64	25	76	(12)	—	153	(54)	99

Net income (loss) from continuing operations	109	44	132	(23)	—	262	(85)	177
Loss from discontinued operations, net of taxes	—	—	—	(2)	—	(2)	—	(2)

Net income (loss)	$109	$44	$132	$(25)	$—	$260	$(85)	$175

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended March 31, 2011
		Net Impact
	Net Impact of	of Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total
Net interest income after provisions for loan losses	$126	$—	$126
Total other loss	(259)	—	(259)
Goodwill and acquired intangible assets impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(133)	$(6)	(139)

Income tax benefit			(54)

Net loss			$(85)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Quarter Ended March 31, 2010
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$643	$565	$—	$—	$—	$1,208	$164	$1,372
Other loans	—	—	—	9	—	9	—	9
Cash and investments	2	3	5	—	(5)	5	—	5

Total interest income	645	568	5	9	(5)	1,222	164	1,386
Total interest expense	336	173	—	11	(5)	515	17	532

Net interest income (loss)	309	395	5	(2)	—	707	147	854
Less: provisions for loan losses	23	325	—	11	—	359	—	359

Net interest income (loss) after provisions for loan losses	286	70	5	(13)	—	348	147	495
Servicing revenue	21	19	245	1	(164)	122	—	122
Contingency revenue	—	—	80	—	—	80	—	80
Gains on debt repurchases	—	—	—	90	—	90	—	90
Other income	—	—	11	10	—	21	(80)	(59)

Total other income	21	19	336	101	(164)	313	(80)	233
Expenses:
Direct operating expenses	188	80	118	2	(164)	224	—	224
Overhead expenses	—	—	—	63	—	63	—	63

Operating expenses	188	80	118	65	(164)	287	—	287
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	10	10
Restructuring expenses	19	2	3	1	—	25	—	25

Total expenses	207	82	121	66	(164)	312	10	322

Income from continuing operations, before income tax expense	100	7	220	22	—	349	57	406
Income tax expense(3)	36	2	79	10	—	127	32	159

Net income from continuing operations	64	5	141	12	—	222	25	247
Loss from discontinued operations, net of taxes	—	—	—	(7)	—	(7)	—	(7)

Net income	$64	$5	$141	$5	$—	$215	$25	$240

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended March 31, 2010
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$147	$—	$147
Total other loss	(80)	—	(80)
Goodwill and acquired intangible assets impairment and amortization	—	10	10

Total “Core Earnings” adjustments to GAAP	$67	$(10)	57

Income tax expense			32

Net income			$25

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The two adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The following table reflects aggregate adjustments associated with these areas for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(133)	$67
Net impact of acquired intangibles(2)	(6)	(10)
Net tax effect(3)	54	(32)

Total “Core Earnings” adjustments to GAAP	$(85)	$25

(1)	Derivative accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market derivative valuations on derivatives that do not qualify for hedge accounting treatment under GAAP and periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges. These unrealized gains and losses occur in our FFELP Loans, Consumer Lending and Other business segments. Under GAAP, for derivatives that are held to maturity, the cumulative net unrealized gain or loss at the time of maturity will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognized the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

(2)	Goodwill and Acquired Intangibles: We exclude goodwill and intangible impairment and amortization of acquired intangibles.

(3)	Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2011 and for the three months ended
March 31, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Discontinued Operations

Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods. In the fourth quarter of 2010, we began actively marketing our Purchased Paper — Non-Mortgage business for sale and have concluded it is probable this business will be sold within one year and that we would have no continuing involvement in this business after the sale. The Purchased Paper — Non-Mortgage business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the Company. As a result, we have classified the business as held for sale, and, as such, the results of operations of this business were required to be presented in discontinued operations beginning in the fourth quarter of 2010. In connection with this classification, we are required to carry this business at the lower of fair value or historical cost basis. This resulted in us recording an after-tax loss of $52 million from discontinued operations in the fourth quarter of 2010, primarily due to adjusting the value of this business to its estimated fair value.

The following table summarizes the discontinued assets and liabilities at March 31, 2011 and December 31, 2010, respectively.

	March 31,	December 31,
	2011	2010

Assets:
Cash and equivalents	$10,697	$3,848
Other assets	148,547	176,916

Assets of discontinued operations	$159,244	$180,764

Liabilities:
Liabilities of discontinued operations	$5,636	$6,300

At March 31, 2011 and December 31, 2010, other assets of our discontinued operations consist primarily of the Purchased Paper — Non-Mortgage loan portfolio and a deferred tax asset for intangibles that will be realized upon the sale of our Purchased Paper — Non-Mortgage business. At March 31, 2011 and December 31, 2010, liabilities of our discontinued operations consist primarily of restructuring liabilities related to severance and contract termination costs.

The following table summarizes the discontinued operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010

Discontinued operations:
Loss from discontinued operations before income taxes	$(2,944)	$(9,979)
Income tax benefit	(1,214)	(3,365)

Loss from discontinued operations, net of taxes	$(1,730)	$(6,614)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

This report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this Quarterly Report on Form 10-Q; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

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

Selected Financial Information and Ratios

	Three Months Ended
	March 31,	March 31,
(Dollars and shares in millions, except per share data)	2011	2010

GAAP Basis
Net income	$175	$240
Diluted earnings per common share(1)	$.32	$.45
Weighted average shares used to compute diluted earnings per share	532	527
Return on assets	.36%	.50%
“Core Earnings” Basis(2)
“Core Earnings” net income	$260	$215
“Core Earnings” diluted earnings per common share(1)	$.48	$.40
Weighted average shares used to compute diluted earnings per share	532	527
“Core Earnings” return on assets	.54%	.45%
Other Operating Statistics(3)
Ending FFELP Loans, net	$145,558	$146,524
Ending Private Education Loans, net	35,966	35,362

Ending total student loans, net	$181,524	$181,886

Average student loans	$184,387	$181,533

(1)	Preferred dividends of $15 million, applicable to our convertible Series C Preferred Stock, were added back to the numerator in the year-ago quarter in computing diluted earnings per share, as the Series C Preferred Stock was dilutive. The Series C Preferred Stock was fully converted to common shares on December 15, 2010.

(2)	“Core Earnings” are non-GAAP measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “ ‘Core Earnings’ — Definition and Limitations” and subsequent sections.

(3)	Subsequent to the adoption of the new consolidation accounting guidance on January 1, 2010, our GAAP and “Core Earnings” loan portfolios are identical, as all of our securitization trusts are treated as on-balance sheet for GAAP now. Hence, in referencing the total loan portfolio, ending and average loan balances, provision for loan loss and charge-offs we no longer distinguish between the two as they are the same, unless otherwise noted.

Overview

Our primary business is to originate, service and collect loans made to students and/or their parents to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States, through our non-federally guaranteed Private Education Loan programs and as a servicer and collector of loans for the U.S. Department of Education (“ED”). In addition we are the largest holder, servicer and collector of loans made under the Federal Family Education Loan Program (“FFELP”), a program that was recently discontinued.

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

We earn fee income by providing student loan-related services including student loan servicing, loan default aversion and defaulted loan collections, processing capabilities and information technology to educational institutions, and 529 college-savings plan program management services and a consumer savings network.

We monitor and assess our ongoing operations and results based on the following four reportable segments:

•	FFELP Loans segment — Consists of our $145.6 billion and $148.7 billion FFELP Loan portfolio and the underlying debt and capital funding the loans for March 31, 2011 and December 31, 2010,

respectively. We no longer originate FFELP Loans; however, we are actively seeking to acquire FFELP Loan portfolios. Because we no longer originate FFELP Loans the portfolio is in runoff with the weighted average remaining life of 7.75 years.

•	Consumer Lending segment — We originate, acquire, finance and service Private Education Loans. The portfolio totaled $36.0 billion and $35.7 billion at March 31, 2011 and December 31, 2010, respectively. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education.

•	Business Services segment — In this segment we provide loan servicing to our FFELP Loans segment, ED and other third parties. We provide default aversion work and contingency collections on behalf of Guarantors, colleges, ED and other third parties. Through our Campus Solutions business we provide comprehensive financing and transaction processing solutions to college financial aid offices and students to streamline the financial aid process. We also perform account asset servicing and other transaction processing activities.

•	Other segment — primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios, provision for loan losses, financing costs, costs necessary to generate new assets, the revenues and expenses generated by our service businesses and gains and losses on loan sales, debt repurchases and derivatives. We manage and assess the performance of each business segment separately as each is focused on different customer bases and derive their revenue from different activities and services. A brief summary of our key financial measures (net interest income; provision for loan losses; charge-offs and delinquencies; servicing and contingency revenues; other income/(loss); operating expenses; and “Core Earnings”) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

First Quarter 2011 Summary of Results

We continue to operate in a challenging macroeconomic environment marked by high unemployment and uncertainty. On July 1, 2010, the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which included the SAFRA Act, eliminated FFELP Loan originations, a major source of our net income. All federal loans to students are now made through the Direct Student Loan Program (“DSLP”) and as discussed above, we no longer originate FFELP Loans. In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that represents a comprehensive change to banking laws, imposing significant new regulation on almost every aspect of the U.S. financial services industry. A discussion of HCERA and the Dodd-Frank Act can be found in Item 1 “Business” and in Item 1A “Risk Factors” in our 2010 Form 10-K.

In this environment, we were able to achieve significant accomplishments in the first quarter of 2011 as discussed below.

We report financial results on a GAAP basis and also present certain “Core Earnings” performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these “Core Earnings” measures to monitor our business performance. See “‘Core Earnings’ — Definition and Limitations” for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

GAAP first quarter 2011 net income was $175 million ($.32 diluted earnings per share), versus $240 million ($.45 diluted earnings per share) in the same quarter last year. We manage our business segments on a “Core Earnings” basis. The primary difference between our “Core Earnings” and GAAP results for the first quarter of 2011 is a $133 million unrealized, mark-to-market loss on certain derivative contracts recognized in GAAP but not in “Core Earnings” results.

“Core Earnings” were $260 million ($.48 diluted earnings per share) for the first quarter 2011, compared with $215 million ($.40 diluted earnings per share) for the year-ago period. These results include $40 million and $57 million of after-tax debt repurchase gains, respectively. Year-over-year improvement reflects increased net interest income and a lower loan loss provision.

During the first quarter of 2011, we raised $2 billion of unsecured debt and issued $812 million of FFELP asset-backed securities. We also repurchased $825 million of debt and realized gains of $64 million, compared to $1.3 billion and $90 million in the year-ago quarter, respectively.

On April 20, 2011, we declared a quarterly dividend of $.10 per share on our common stock, the first since early 2007. The dividend is payable June 17, 2011, to shareholders of record at the close of business on June 3, 2011. We also authorized the repurchase of up to $300 million of outstanding common stock in open-market transactions and terminated all previous authorizations.

On April 26, 2011, we issued $562 million in Private Education Loan asset-backed securities with a cost of funds of one-month LIBOR plus 1.99 percent.

Effective March 31, 2011, we completed the relocation of our headquarters to Newark, Delaware from Reston, Virginia.

2011 Management Objectives

In 2011 we have set out five major goals to create shareholder value. They are: (1) Reduce our operating expenses; (2) Maximize cash flows from FFELP Loans; (3) Prudently grow Consumer Lending segment assets and revenue; (4) Increase Business Services segment revenue; and (5) Reinstate dividends and/or share repurchases. Here is how we plan to achieve these objectives and the progress we have made to date.

Reduce Operating Expenses

The elimination of FFELP by HCERA greatly reduced the scope of our historical revenue generating capabilities. In 2010 we originated $14 billion of loans, 84 percent of them FFELP Loans; in 2011 we expect to originate $2.5 billion of new loans, all of them Private Education Loans. Our FFELP related revenues will decline over the coming years. As a result, we must effectively match our cost structure to our ongoing business. We have set a goal of getting to an annualized operating expense quarterly run rate of $250 million by the fourth quarter of 2011 and are on track to achieve this goal. Operating expenses were $303 million in the first quarter of 2011. Operating expenses in the first quarter of 2011 included the following $33 million of charges: $10 million for litigation contingencies, $11 million for accelerated stock-based compensation expense, and $12 million of servicing costs related to the $25 billion student loan portfolio acquisition at the end of last year. These charges notwithstanding, we expect to achieve our quarterly operating expense target of $250 million by the fourth quarter of 2011.

Maximize Cash Flows from FFELP Loans

We have a $145.6 billion portfolio of FFELP Loans that is expected to generate significant amounts of cash flow and earnings in the coming years. We plan to reduce related costs, minimize income volatility and opportunistically purchase additional FFELP Loan portfolios like the portfolio we purchased at the end of 2010.

Prudently Grow Consumer Lending Segment Assets and Revenue

Successfully growing Private Education Loan lending is the key component of our long-term plan to grow shareholder value. We must originate increasing numbers of high quality Private Education Loans, increase net interest margins and further reduce charge-offs and provision for loan losses. Originations were 12 percent higher in the first quarter of 2011 compared with the year-ago quarter.

Increase Business Services Segment Revenue

Our Business Services segment is comprised of several businesses with customers related to FFELP that will experience revenue declines and several businesses with customers that provide growth opportunities. Our growth businesses are ED servicing, ED collections, other school-based asset type servicing and collections, Campus Solutions, transaction processing and 529 college-savings plan account asset servicing. We currently service 22 percent of new borrower loan originations under the ED Servicing Contract. This volume will grow organically as more loans are originated under DSLP. Our goal is to further expand our market share and broaden the services we provide to ED and other third party servicing clients. We can expand our market share under the ED Servicing Contract by having a better performance ranking than the three other servicing companies. Campus Solutions is a business line that we expect to grow by expanding our product offerings and leveraging our deep relationships with colleges and universities. During the quarter, we announced a Sallie Mae Bank No-Fee Student Checking Account with Debit as an enhanced refund disbursement choice for schools and students to help higher education institutions rapidly process financial aid and tuition refunds. This new option complements existing refund disbursement choices that include electronic deposit to the bank account of the student’s choice, debit card or a check. Assets under management in 529 college-savings plans total $37.0 billion and have been growing at a rate of 21 percent over the last three years. Our goal is to service additional 529 plans.

Reinstate Dividends and/or Share Repurchases

Our objective was to begin either paying dividends or repurchasing shares, or a combination of both, in the second half of 2011. On April 20, 2011, we declared a quarterly dividend of $.10 per share on our common stock, the first since early 2007. The dividend is payable June 17, 2011, to shareholders of record at the close of business on June 3, 2011. We also authorized the repurchase of up to $300 million of outstanding common stock in open-market transactions and terminated all previous authorizations.

RESULTS OF OPERATIONS

We present the results of operations below first on a consolidated basis in accordance with GAAP. Following our discussion of consolidated earnings results on a GAAP basis, we present our results on a segment basis. We have four business segments: FFELP Loans, Consumer Lending, Business Services and Other. Since these segments operate in distinct business environments and we manage and evaluate the financial performance of these segments using non-GAAP financial measures, these segments are presented on a “Core Earnings” basis (see “ ‘Core Earnings’ Definition and Limitations”).

GAAP Statements of Income (Unaudited)

			Increase (Decrease)
	Three Months Ended		March 31, 2011 vs.
	March 31,		March 31, 2010
(Dollars in millions, except per share data)	2011	2010	$	%

Interest income:
FFELP Loans	$877	$807	$70	9%
Private Education Loans	604	565	39	7
Other loans	6	9	(3)	(33)
Cash and investments	5	5	—	—

Total interest income	1,492	1,386	106	8
Total interest expense	594	532	62	12

Net interest income	898	854	44	5
Less: provisions for loan losses	303	359	(56)	(16)

Net interest income after provisions for loan losses	595	495	100	20
Other income (loss):
Gains on sales of loans and securities, net	—	9	(9)	(100)
Losses on derivative and hedging activities, net	(242)	(82)	(160)	195
Servicing revenue	98	122	(24)	(20)
Contingency revenue	78	80	(2)	(3)
Gains on debt repurchases	38	90	(52)	(58)
Other income	22	14	8	57

Total other income (loss)	(6)	233	(239)	(103)
Expenses:
Operating expenses	303	287	16	6
Goodwill and acquired intangible assets impairment and amortization expense	6	10	(4)	(40)
Restructuring expenses	4	25	(21)	(84)

Total expenses	313	322	(9)	(3)
Income from continuing operations, before income tax expense	276	406	(130)	(32)
Income tax expense	99	159	(60)	(38)

Net income from continuing operations	177	247	(70)	(28)
Loss from discontinued operations, net of tax	(2)	(7)	5	(71)

Net income	175	240	(65)	(27)
Preferred stock dividends	4	19	(15)	(79)

Net income attributable to common stock	$171	$221	$(50)	(23)%

Basic earnings (loss) per common share:
Continuing operations	$.32	$.47	$(.15)	(32)%
Discontinued operations	—	(.01)	.01	100

Total	$.32	$.46	$(.14)	(30)%

Diluted earnings (loss) per common share:
Continuing operations	$.32	$.46	$(.14)	(30)%
Discontinued operations	—	(.01)	.01	100

Total	$.32	$.45	$(.13)	(29)%

Dividends per common share	$—	$—	$—	—%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

For the three months ended March 31, 2011 and 2010, net income was $175 million, or $.32 diluted earnings per common share, and $240 million, or $.45 diluted earnings per common share, respectively. For the three months ended March 31, 2011 and 2010, net income from continuing operations was $177 million, or $.32 diluted earnings per common share, and $247 million, or $.46 diluted earnings per common share, respectively. For the three months ended March 31, 2011 and 2010, net loss from discontinued operations was $2 million, which had less than 1 cent per share effect on diluted loss per common share, and $7 million, or $.01 diluted loss per common share, respectively.

Income from Continuing Operations

Income from continuing operations before income tax expenses decreased $130 million for the three months ended March 31, 2011, as compared with the year-ago quarter primarily due to a $160 million increase in net losses on derivative and hedging activities, a $52 million decrease in gains on debt repurchases and a $24 million decline in servicing revenue. These reductions were partially offset by a $100 million increase in net interest income after provisions for loan losses.

The primary contributors to each of the identified drivers of changes in income from continuing operations before income tax expense for the year-over-year period are as follows:

•	Net interest income increased by $44 million primarily as a result of the replacement of the $20 billion of lower margin loans sold to ED in the third quarter of 2010, by the $25 billion in higher margin securitized loans acquired on December 31, 2010. Offsetting these items was primarily the impact of the higher funding costs in the first quarter of 2011 compared with the first quarter of 2010.

•	Provisions for loan losses decreased by $56 million in the quarter ended March 31, 2011 from the quarter ended March 31, 2010 primarily as a result of the improving performance of the Private Education Loan portfolio.

•	Losses on derivatives and hedging activities, net, declined by $160 million in the quarter ended March 31, 2011 compared with the year-ago quarter. The primary factors affecting the change in losses in the first quarter of 2011 were interest rates and foreign currency fluctuations. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, we expect gains and (losses) on derivatives and hedging activities, net, to vary significantly in future periods.

•	Servicing revenue decreased by $24 million primarily due to H.R. 4872, HCERA, which included the SAFRA Act, signed into law on March 30, 2010. Effective July 1, 2010, this legislation eliminated the FFELP, thereby eliminating our ability to earn Guarantor issuance fees on new FFELP Loans. In addition there was a decline in outstanding FFELP Loans on which we earn other loan servicing fees.

•	Gains on debt repurchases decreased $52 million year-over-year while the principal amount of debt repurchased decreased to $825 million, as compared with the $1.3 billion repurchased in the quarter ended March 31, 2010.

•	Operating expenses increased $16 million from the year-ago quarter primarily due to $33 million of expenses in the first quarter of 2011 related to $10 million in litigation contingency expense, $11 million from the acceleration of stock-based compensation expense and $12 million third-party servicing expense related to the $25 billion loan portfolio acquired on December 31, 2010. These significant expenses were partially offset by reduced costs as a result of our cost savings initiative.

•	Restructuring expenses decreased $22 million in the first quarter of 2011, which is a result of a $21 million decrease in restructuring expenses in continuing operations and a $1 million decrease in restructuring expenses attributable to discontinued operations. The decline in restructuring expenses was the result of our having materially completed our plan for restructuring the Company during 2010 in response to the HCERA legislation. The following details our ongoing restructuring efforts:

○	Restructuring our operations in response to HCERA and the elimination of the FFELP requires a significant reduction of operating costs from the elimination of positions and facilities associated with the origination of FFELP Loans. Expenses associated with continuing operations under this restructuring plan were $3 million in the first quarter of 2011 and $23 million in the first quarter of 2010. We currently expect to incur an estimated $9 million of additional restructuring costs in 2011. The majority of these expenses are severance costs related to the partially completed and planned elimination of approximately 2,500 positions, approximately 30 percent of our workforce that existed as of the first quarter of 2010.

○	In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, we also initiated a restructuring plan in the fourth quarter of 2007. The majority of these restructuring expenses were also severance costs related to the elimination of approximately 3,000 positions, or approximately 25 percent of our workforce that existed as of the fourth quarter 2007. Under this ongoing plan, restructuring expenses associated with continuing operations were $.3 million and $2 million for the quarters ended March 31, 2011 and March 31, 2010, respectively.

•	Income tax expense from continuing operations decreased $60 million for the quarter ended March 31, 2011 as compared with the year-ago quarter. The effective tax rates for the first quarters of 2011 and 2010 were 36 percent and 39 percent, respectively. The change in the effective tax rate for the quarter ended March 31, 2011 was primarily driven by the impact of state tax rate changes recorded in the year-ago quarter.

Net Loss from Discontinued Operations

Net loss from discontinued operations in the three months ended March 31, 2011 decreased $5 million from the year-ago period. In the fourth quarter of 2010, we began actively marketing our Purchased Paper — Non-Mortgage business for sale and have concluded it is probable this business will be sold within one year at which time we would exit the business. As a result, the results of operations of this business were also required to be presented in discontinued operations beginning in the fourth quarter of 2010. Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods.

“Core Earnings” — Definition and Limitations

We prepare financial statements in accordance with GAAP. However, we also evaluate our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings”. We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we internally review when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with equity investors, credit rating agencies and debt capital providers. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments.

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items adjusted for in our “Core Earnings” presentations are: (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets.

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

Specific adjustments that management makes to GAAP results to derive our “Core Earnings” basis of presentation are described in detail in the section entitled “ ‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” below.

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 11 — Segment Reporting.”

	Three Months Ended March 31, 2011
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$736	$604	$—	$—	$—	$1,340	$141	$1,481
Other loans	—	—	—	6	—	6	—	6
Cash and investments	1	3	3	1	(3)	5	—	5

Total interest income	737	607	3	7	(3)	1,351	141	1,492
Total interest expense	370	197	—	15	(3)	579	15	594

Net interest income	367	410	3	(8)	—	772	126	898
Less: provisions for loan losses	23	275	—	5	—	303	—	303

Net interest income (loss) after provisions for loan losses	344	135	3	(13)	—	469	126	595
Servicing revenue	25	17	245	—	(189)	98	—	98
Contingency revenue	—	—	78	—	—	78	—	78
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income (loss)	—	—	11	2	—	13	(233)	(220)

Total other income (loss)	25	17	334	66	(189)	253	(259)	(6)
Expenses:
Direct operating expenses	195	82	128	8	(189)	224	—	224
Overhead expenses	—	—	—	79	—	79	—	79

Operating expenses	195	82	128	87	(189)	303	—	303
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	6	6
Restructuring expenses	1	1	1	1	—	4	—	4

Total expenses	196	83	129	88	(189)	307	6	313

Income (loss) from continuing operations, before income tax expense (benefit)	173	69	208	(35)	—	415	(139)	276
Income tax expense (benefit)(3)	64	25	76	(12)	—	153	(54)	99

Net income (loss) from continuing operations	109	44	132	(23)	—	262	(85)	177
Loss from discontinued operations, net of taxes	—	—	—	(2)	—	(2)	—	(2)

Net income (loss)	$109	$44	$132	$(25)	$—	$260	$(85)	$175

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended March 31, 2011
		Net Impact
	Net Impact of	of Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$126	$—	$126
Total other loss	(259)	—	(259)
Goodwill and acquired intangible assets impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(133)	$(6)	(139)

Income tax benefit			(54)

Net loss			$(85)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2010
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$643	$565	$—	$—	$—	$1,208	$164	$1,372
Other loans	—	—	—	9	—	9	—	9
Cash and investments	2	3	5	—	(5)	5	—	5

Total interest income	645	568	5	9	(5)	1,222	164	1,386
Total interest expense	336	173	—	11	(5)	515	17	532

Net interest income (loss)	309	395	5	(2)	—	707	147	854
Less: provisions for loan losses	23	325	—	11	—	359	—	359

Net interest income (loss) after provisions for loan losses	286	70	5	(13)	—	348	147	495
Servicing revenue	21	19	245	1	(164)	122	—	122
Contingency revenue	—	—	80	—	—	80	—	80
Gains on debt repurchases	—	—	—	90	—	90	—	90
Other income	—	—	11	10	—	21	(80)	(59)

Total other income	21	19	336	101	(164)	313	(80)	233
Expenses:
Direct operating expenses	188	80	118	2	(164)	224	—	224
Overhead expenses	—	—	—	63	—	63	—	63

Operating expenses	188	80	118	65	(164)	287	—	287
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	10	10
Restructuring expenses	19	2	3	1	—	25	—	25

Total expenses	207	82	121	66	(164)	312	10	322

Income from continuing operations, before income tax expense	100	7	220	22	—	349	57	406
Income tax expense(3)	36	2	79	10	—	127	32	159

Net income from continuing operations	64	5	141	12	—	222	25	247
Loss from discontinued operations, net of taxes	—	—	—	(7)	—	(7)	—	(7)

Net income	$64	$5	$141	$5	$—	$215	$25	$240

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended March 31, 2010
		Net Impact
	Net Impact of	of Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$147	$—	$147
Total other loss	(80)	—	(80)
Goodwill and acquired intangible assets impairment and amortization	—	10	10

Total “Core Earnings” adjustments to GAAP	$67	$(10)	57

Income tax expense			32

Net income			$25

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income, and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

“Core Earnings”	$260	$215
“Core Earnings” adjustments:
Net impact of derivative accounting	(133)	67
Net impact of goodwill and acquired intangibles	(6)	(10)

Total “Core Earnings” adjustments before income tax effect	(139)	57
Net income tax effect	54	(32)

Total “Core Earnings” adjustments	(85)	25

GAAP net income	$175	$240

1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP and periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges. These unrealized gains and losses occur in our FFELP Loans, Consumer Lending and Other business segments. Under GAAP, for derivatives that are held to maturity, the cumulative net unrealized gain or loss at the time of maturity will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

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

The table below quantifies the adjustments for derivative accounting on our net income for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(242)	$(82)
Plus: Realized losses on derivative and hedging activities, net(1)	186	204

Unrealized gains (losses) on derivative and hedging activities, net	(56)	122
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(85)	(53)
Other pre-change in derivatives accounting adjustments	8	(2)

Total net impact derivative accounting(2)	$(133)	$67

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

The accounting for derivative instruments requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our “Core Earnings” presentation, these gains and (losses) are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense. The table below summarizes the realized losses on derivative and hedging activities and the associated reclassification on a “Core Earnings” basis for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(226)	$(210)
Net settlement income on interest rate swaps reclassified to net interest income	16	6
Foreign exchange derivatives losses reclassified to other income	(1)	—
Net realized gains (losses) on terminated derivative contracts reclassified to other income	25	—

Total reclassifications of realized losses on derivative and hedging activities	(186)	(204)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(56)	122

Losses on derivative and hedging activities, net	$(242)	$(82)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

Floor Income Contracts	$151	$19
Basis swaps	(6)	63
Foreign currency hedges	(194)	8
Other	(7)	32

Total unrealized gains (losses) on derivative and hedging activities, net	$(56)	$122

2) Goodwill and Acquired Intangibles: Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

“Core Earnings” goodwill and acquired intangibles adjustments(1):
Amortization of acquired intangibles from continuing operations	$(6)	$(10)

Total “Core Earnings” goodwill and acquired intangibles adjustments	$(6)	$(10)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended
	March 31,		% Increase (Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010

“Core Earnings” interest income:
FFELP Loans	$736	$643	14%
Cash and investments	1	2	(50)

Total “Core Earnings” interest income	737	645	14
Total “Core Earnings” interest expense	370	336	10

Net “Core Earnings” interest income	367	309	19
Less: provisions for loan losses	23	23	—

Net “Core Earnings” interest income after provisions for loan losses	344	286	20
Servicing revenue	25	21	19
Direct operating expenses	195	188	4
Restructuring expenses	1	19	(95)

Total expenses	196	207	(5)

Income from continuing operations, before income tax expense	173	100	73
Income tax expense	64	36	78

“Core Earnings”	$109	$64	70%

“Core Earnings” from the FFELP Loan segment were $109 million in the first quarter of 2011, compared with $64 million in the year-ago quarter. The increase was primarily driven by the purchase of $25 billion of loans at the end of last year. Key financial measures:

•	Net interest margin of .98 percent in the first quarter of 2011 compared with .83 percent in the year-ago quarter.

•	The provision of loan losses of $23 million in the first quarter of 2011 remained unchanged from the year-ago quarter.

FFELP Loans Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with reconciliation to the GAAP-basis FFELP Loans net interest margin.

	Three Months Ended
	March 31,
	2011	2010

“Core Earnings” basis FFELP student loan yield	2.63%	2.50%
Hedged Floor Income	.23	.18
Unhedged Floor Income	.08	.01
Consolidation Loan Rebate Fees	(.66)	(.60)
Repayment Borrower Benefits	(.10)	(.09)
Premium amortization	(.15)	(.20)

“Core Earnings” basis FFELP student loan net yield	2.03	1.80
“Core Earnings” basis FFELP student loan cost of funds	(.96)	(.89)

“Core Earnings” basis FFELP student loan spread	1.07	.91
“Core Earnings” basis FFELP other asset spread impact	(.09)	(.08)

“Core Earnings” basis FFELP Loans net interest margin(1)	.98%	.83%

“Core Earnings” basis FFELP Loans net interest margin(1)	.98%	.83%
Adjustment for GAAP accounting treatment	.35	.41

GAAP-basis FFELP Loans net interest margin(1)	1.33%	1.24%

(1)	The average balances of our FFELP interest-earning assets for the respective periods are:

(Dollars in millions)

FFELP Loans	$147,381	$144,854
Other interest-earning assets	5,016	5,661

Total FFELP “Core Earnings” basis interest-earning assets	$152,397	$150,515

The “Core Earnings” basis FFELP Loans net interest margin for the quarter ended March 31, 2011 increased by 15 basis points from the year-ago quarter. This was primarily the result of the replacement of the $20 billion lower margin loans sold to ED in third quarter 2010 by the $25 billion in higher margin loans acquired on December 31, 2010 and an increase in Floor Income. These increases were partially offset by a higher cost of funds in the current quarter as higher cost debt has been issued in the past year compared to the historical funding portfolio.

As of March 31, 2011 and December 31, 2010, our FFELP Loan portfolio was comprised of $54.4 billion and $56.3 billion of FFELP Stafford and $91.2 billion and $92.4 billion of FFELP Consolidation Loans, respectively. The weighted average life of these portfolios was 4.9 years and 9.4 years, at both March 31, 2011 and December 31, 2010, respectively, assuming a CPR of 6 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2011 and 2010, based on interest rates as of those dates.

	March 31, 2011			March 31, 2010
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income	$123.7	$19.5	$143.2	$123.5	$19.5	$143.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(65.6)	(1.3)	(66.9)	(71.6)	(1.2)	(72.8)
Less: economically hedged Floor Income Contracts	(35.0)	—	(35.0)	(40.9)	—	(40.9)

Student loans eligible to earn Floor Income	$23.1	$18.2	$41.3	$11.0	$18.3	$29.3

Student loans earning Floor Income	$23.0	$2.7	$25.7	$11.0	$2.9	$13.9

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period April 1, 2011 to June 30, 2016. The hedges related to these loans do not qualify as effective hedges.

	April 1, 2011 to
(Dollars in billions)	December 31, 2011	2012	2013	2014	2015	2016

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$39.3	$38.3	$32.6	$28.3	$27.2	$10.4

FFELP Provisions for Loan Losses and Loan Charge-Offs

The following tables summarize the total FFELP provisions for loan losses and FFELP Loan charge-offs for the three months March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

FFELP Loan provisions for loan losses	$23	$23
FFELP Loan charge-offs	$20	$21

Servicing Revenue and Other Income — FFELP Loans Segment

The following table summarizes the components of other income for our FFELP Loans segment for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

Servicing revenue	$25	$21
Losses on sales of loans and securities, net	—	(2)
Other	—	2

Total other income, net	$25	$21

Servicing revenue for our FFELP Loans segment primarily consists of borrower late fees.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include an intercompany charge from the Business Services segment which services the loans (which is based upon either the contractual rates we are paid to service loans that are within a term financing vehicle or a similar rate if a loan is not in a term financing facility), the fees we pay for third party loan servicing and costs incurred to acquire loans. For the three months ended March 31, 2011 and 2010, operating expenses for our FFELP Loans segment totaled $195 million and $188 million, respectively. The increase in operating expenses in the first quarter of 2011 compared with the year-ago quarter was primarily the increase in servicing costs related to the $25 billion loan portfolio acquisition on December 31, 2010. The intercompany servicing revenue charged from the Business Services segment and included in those amounts was $189 million and $164 million for the three months ended March 31, 2011 and 2010, respectively. Operating expenses, excluding restructuring-related asset impairments, were 54 basis points and 52 basis points of average FFELP Loans in the quarters ended March 31, 2011 and 2010, respectively.

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

			% Increase
	Three Months Ended		(Decrease)
	March 31,		2011 vs.
(Dollars in millions)	2011	2010	2010

“Core Earnings” interest income:
Private Education Loans	$604	$565	7%
Cash and investments	3	3	—

Total “Core Earnings” interest income	607	568	7
Total “Core Earnings” interest expense	197	173	14

Net “Core Earnings” interest income	410	395	4
Less: provisions for loan losses	275	325	(15)

Net “Core Earnings” interest income after provisions for loan losses	135	70	93
Servicing revenue	17	19	(11)
Direct operating expenses	82	80	3
Restructuring expenses	1	2	(50)

Total expenses	83	82	1

Income before income tax expense	69	7	886
Income tax expense	25	2	1,150

“Core Earnings”	$44	$5	780%

First quarter 2011 “Core Earnings” from this segment improved to $44 million from $5 million in the year-ago quarter. Loan delinquencies and charge-offs (each as a percentage of loans in repayment) improved during the quarter to the lowest levels since December 31, 2008. Key financial measures are:

•	Private Education Loan originations were $940 million, up 12 percent from the year-ago quarter’s $840 million.

•	Net interest margin of 4.11 percent in the first quarter of 2011 compared with 3.84 percent in the year-ago quarter.

•	A provision for loan losses of $275 million in the first quarter of 2011, compared with $325 million in the year-ago quarter.

○	Charge-offs were $273 million in the first quarter of 2011 versus $284 million in the year-ago quarter, which equated to annualized charge-off rates of 3.9 percent in the first quarter of 2011 versus 4.7 percent in the year-ago quarter.

○	Delinquencies of 90 days or later (as a percentage of loans in repayment) declined to 5.1 percent in the first quarter of 2011 from 6.4 percent in the year-ago quarter.

Consumer Lending Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provisions for loan losses.

	Three Months Ended
	March 31,
	2011	2010

“Core Earnings” basis Private Education Student Loan yield	6.36%	5.99%
Discount amortization	.26	.26

“Core Earnings” basis Private Education Loan net yield	6.62	6.25
“Core Earnings” basis Private Education Loan cost of funds	(1.97)	(1.69)

“Core Earnings” basis Private Education Loan spread	4.65	4.56
“Core Earnings” basis other asset spread impact	(.54)	(.72)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.11%	3.84%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.11%	3.84%
Adjustment for GAAP accounting treatment	(.04)	(.01)

GAAP-basis Consumer Lending net interest margin(1)	4.07%	3.83%

(1)	The average balances of our Consumer Lending interest-earning assets for the respective periods are:

(Dollars in millions)

Private Education Loans	$37,006	$36,679
Other interest-earning assets	3,360	5,071

Total Consumer Lending “Core Earnings” basis interest-earning assets	$40,366	$41,750

The “Core Earnings” basis Consumer Lending net interest margin for the quarter ended March 31, 2011 increased 27 basis points from the year-ago quarter. The Private Education Loan spread remained relatively unchanged. The size of the Other asset portfolio (which is primarily restricted cash held in securitization trusts and cash held at Sallie Mae Bank (“the Bank”)) has decreased significantly since the first quarter 2010. This Other asset portfolio earns a negative yield and as a result, when its relative weighting decreases compared to the Private Education Loan portfolio, the overall net interest margin increases. This is the primary driver of the increase in the net interest margin compared to prior periods.

Private Education Loans Provisions for Loan Losses and Loan Charge-Offs

The following tables summarize the total Private Education Loans provisions for loan losses and charge-offs for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

Private Education Loans provision for loan losses	$275	$325
Private Education Loans charge-offs	$273	$284

The first-quarter 2011 provision expense and charge-offs were down from the year-ago quarter as the portfolio’s credit performance continued to improve since the weakening in the U.S. economy that began in 2008, with the expected future performance continuing to improve as well. The Private Education Loan portfolio experienced a significant increase in delinquencies through the first quarter of 2010 (delinquencies as a percentage of loans in repayment were 12.2 percent at March 31, 2010); since then delinquencies as a percentage of loans in repayment have declined to 10.4 percent at March 31, 2011. Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased from 5.1 percent at March 31, 2010 to 4.6 percent at March 31, 2011. Charge-offs as a percentage of loans in repayment have declined significantly from 4.7 percent in the first quarter 2010 to 3.9 percent in the first quarter of 2011. The Private Education Loan allowance coverage of annual charge-offs ratio was 1.8 at March 31, 2011 compared with 1.7 at March 31, 2010. The allowance for loan losses as a percentage of ending Private Education Loans in repayment decreased from 8.2 percent at March 31, 2010 to 7.2 percent at March 31, 2011. We analyzed changes in the key ratios when determining the appropriate Private Education Loan allowance for loan losses.

Servicing Revenue and Other Income — Consumer Lending Segment

Servicing revenue for our Consumer Lending segment primarily includes late fees and forbearance fees. For the three months ended March 31, 2011 and 2010, servicing revenue for our Consumer Lending segment totaled $17 million and $19 million, respectively.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. For the three months ended March 31, 2011 and 2010, operating expenses for our Consumer Lending segment totaled $82 million and $80 million, respectively. Operating expenses, excluding restructuring-related asset impairments, were 90 basis points and 88 basis points, respectively, of average Private Education Loans in the first quarter of 2011 and 2010, respectively.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Three Months Ended		% Increase
	March 31,		(Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010

Net interest income after provision	$3	$5	(40)%
Servicing revenue:
Intercompany loan servicing	189	164	15
Third-party loan servicing	22	19	16
Account asset servicing	19	17	12
Campus Solutions	6	8	(25)
Guarantor servicing	9	37	(76)

Total servicing revenue	245	245	—
Contingency revenue	78	80	(3)
Transaction fees	11	11	—

Total other income	334	336	(1)
Direct operating expenses	128	118	8
Restructuring expenses	1	3	(67)

Total expenses	129	121	7

Income from continuing operations, before income tax expense	208	220	(5)
Income tax expense	76	79	(4)

“Core Earnings”	$132	$141	(6)%

“Core Earnings” from the Business Services segment were $132 million in the first quarter 2011, compared with $141 million in the year-ago quarter. The decrease is primarily due to reduced FFELP Guarantor servicing revenue.

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $144 billion and $129 billion for the three months ended March 31, 2011 and 2010, respectively. The increase in intercompany loan servicing revenue from the year-ago quarter is primarily the result of the acquisition of the $25 billion FFELP Loan portfolio on December 31, 2010 which was partially offset by the amortization of the underlying portfolio as well as the FFELP Loans sold to ED as part of the Participation Program in 2010.

We are servicing approximately 3.2 million accounts under the ED Servicing Contract as of March 31, 2011 compared with 2.0 million accounts as of March 31, 2010. Loan servicing fees in the first quarter of 2011 and 2010 included $15 million and $9 million, respectively, of servicing revenue related to the loans we are servicing under the ED Servicing Contract.

Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services and administration services for our various 529 college-savings plans.

Through our Campus Solutions business we earn revenue by providing comprehensive financing and transaction processing solutions to college financial aid offices and students to streamline the financial aid process

The decrease in Guarantor servicing revenue compared with the year-ago period was primarily due to HCERA being effective as of July 1, 2010 and our no longer earning Guarantor issuance fees and the lower balance of outstanding FFELP Loans on which we earn other loan servicing fees.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others.

	March 31,	March 31,
(Dollars in millions)	2011	2010

Contingency:
Student loans	$10,393	$9,846
Other	1,883	1,573

Total	$12,276	$11,419

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

Revenues related to services performed on FFELP Loans accounted for 77 percent and 79 percent, respectively, of total segment revenues for the three months ended March 31, 2011 and 2010.

Operating Expenses — Business Services Segment

For the three months ended March 31, 2011 and 2010, operating expenses for the Business Services segment totaled $128 million and $118 million, respectively. Operating expenses increased from the prior period primarily as a result of the increase in servicing costs associated with the $25 billion loan portfolio acquisition on December 31, 2010.

Other Segment

The following table includes “Core Earnings” results of our Other segment

	Three Months Ended		% Increase
	March 31,		(Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010

Net interest loss after provision	$(13)	$(13)	—%
Gains on debt repurchases	64	90	(29)
Other	2	11	(82)

Total income	66	101	(35)
Direct operating expenses	8	2	300
Overhead expenses:
Corporate overhead	49	32	53
Unallocated information technology costs	30	31	(3)

Total overhead expenses	79	63	25

Operating expenses	87	65	34
Restructuring expenses	1	1	—

Total expenses	88	66	33

Income (loss) from continuing operations, before income tax expense (benefit)	(35)	22	(259)
Income tax expense (benefit)	(12)	10	(220)

Net income (loss) from continuing operations	(23)	12	(292)
Loss from discontinued operations, net of tax	(2)	(7)	(71)

“Core Earnings” net loss	$(25)	$5	(600)%

Purchased Paper Business

Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods. (See “Consolidated Earnings Summary — GAAP-basis” for further discussion.)

The following table summarizes the carrying value of the Purchased Paper — Non-Mortgage portfolio:

	March 31,	March 31,
(Dollars in millions)	2011	2010

Carrying value of purchased paper	$67	$245

Gains on Debt Repurchases

We began repurchasing our outstanding debt in the second quarter of 2008. We repurchased $825 million and $1.3 billion face amount of our senior unsecured notes for the quarters ended March 31, 2011 and 2010, respectively. Since the second quarter of 2008, we repurchased $11.1 billion face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

For the three months ended March 31, 2011 and 2010, operating expenses for the Other segment totaled $87 million and $65 million, respectively. The increase in corporate overhead expenses in the first quarter of 2011 compared with the prior year quarter is primarily the result of a change in the terms of our stock-based compensation plans. In the first quarter, we changed our stock-based compensation plans so that retirement eligible employees would not forfeit unvested stock-based compensation upon their retirement. This change had the effect of accelerating the future stock-based compensation expenses associated with these unvested stock grants into the current period for those employees that are retirement eligible.

Financial Condition

This section provides additional information regarding the changes related to our loan portfolio assets and related liabilities as well as credit performance indicators related to our loan portfolio.

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three months ended March 31, 2011 and 2010. This table reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2011		2010
(Dollars in millions)	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$55,535	1.93%	$62,167	1.85%
FFELP Consolidation Loans	91,846	2.71	82,687	2.57
Private Education Loans	37,006	6.62	36,679	6.25
Other loans	262	9.17	391	9.32
Cash and investments	11,177	.19	12,773	.16

Total interest-earning assets	195,826	3.09%	194,697	2.89%

Non-interest-earning assets	5,186		6,973

Total assets	$201,012		$201,670

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$33,076	.90%	$38,978	.86%
Long-term borrowings	159,569	1.32	154,268	1.18

Total interest-bearing liabilities	192,645	1.25%	193,246	1.12%

Non-interest-bearing liabilities	3,269		3,418
Stockholders’ equity	5,098		5,006

Total liabilities and stockholders’ equity	$201,012		$201,670

Net interest margin		1.86%		1.78%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To(1)
(Dollars in millions)	(Decrease)	Rate	Volume

Three Months Ended March 31, 2011 vs. 2010
Interest income	$106	$98	$8
Interest expense	62	64	(2)

Net interest income	$44	$39	$5

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	March 31, 2011
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
(Dollars in millions)	Other	Loans	FFELP	Loans	Total

Total student loan portfolio:
In-school	$6,073	$—	$6,073	$3,412	$9,485
Grace and repayment	47,477	90,366	137,843	34,374	172,217

Total, gross	53,550	90,366	143,916	37,786	181,702
Unamortized premium/(discount)	937	895	1,832	(876)	956
Receivable for partially charged-off loans	—	—	—	1,090	1,090
Allowance for losses	(121)	(69)	(190)	(2,034)	(2,224)

Total student loan portfolio	$54,366	$91,192	$145,558	$35,966	$181,524

% of total FFELP	37%	63%	100%
% of total	30%	50%	80%	20%	100%

	December 31, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
(Dollars in millions)	Other	Loans	FFELP	Loans	Total

Total student loan portfolio:
In-school	$6,333	$—	$6,333	$3,752	$10,085
Grace and repayment	49,068	91,537	140,605	33,780	174,385

Total, gross	55,401	91,537	146,938	37,532	184,470
Unamortized premium/(discount)	971	929	1,900	(894)	1,006
Receivable for partially charged-off loans	—	—	—	1,039	1,039
Allowance for losses	(120)	(69)	(189)	(2,021)	(2,210)

Total student loan portfolio	$56,252	$92,397	$148,649	$35,656	$184,305

% of total FFELP	38%	62%	100%
% of total	31%	50%	81%	19%	100%

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31, 2011
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
(Dollars in millions)	Other	Loans	FFELP	Loans	Total

Total	$55,535	$91,846	$147,381	$37,006	$184,387
% of FFELP	38%	62%	100%
% of total	30%	50%	80%	20%	100%

	Three Months Ended March 31, 2010
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
(Dollars in millions)	Other	Loans	FFELP	Loans	Total

Total	$62,167	$82,687	$144,854	$36,679	$181,533
% of FFELP	43%	57%	100%
% of total	34%	46%	80%	20%	100%

Student Loan Activity

The following tables summarize the activity in our student loan portfolios and show the changing composition of each portfolio.

	Total Portfolio
	Three Months Ended March 31, 2011
	FFELP	FFELP		Total Private
	Stafford and	Consolidation	Total	Education	Total
(Dollars in millions)	Other	Loans	FFELP	Loans	Portfolio

Beginning balance	$56,252	$92,397	$148,649	$35,656	$184,305
Acquisitions and originations	103	247	350	929	1,279
Capitalized interest and premium/discount amortization	322	371	693	295	988
Consolidations to third parties	(615)	(225)	(840)	(17)	(857)
Sales	(189)	—	(189)	—	(189)
Repayments/defaults/other	(1,507)	(1,598)	(3,105)	(897)	(4,002)

Ending balance	$54,366	$91,192	$145,558	$35,966	$181,524

	Total Portfolio
	Three Months Ended March 31, 2010
	FFELP	FFELP		Total Private
	Stafford and	Consolidation	Total	Education	Total
(Dollars in millions)	Other	Loans	FFELP	Loans	Portfolio

Beginning balance — GAAP-basis	$52,675	$68,379	$121,054	$22,753	$143,807
Consolidation of off-balance sheet loans(1)	5,500	14,797	20,297	12,341	32,638

Beginning balance — total portfolio	58,175	83,176	141,351	35,094	176,445
Acquisitions and originations	8,197	—	8,197	810	9,007
Capitalized interest and premium/discount amortization	262	335	597	312	909
Consolidations to third parties	(467)	(167)	(634)	(12)	(646)
Sales	(76)	—	(76)	—	(76)
Repayments/defaults/other	(1,745)	(1,166)	(2,911)	(842)	(3,753)

Ending balance	$64,346	$82,178	$146,524	$35,362	$181,886

(1)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in the GAAP-basis.

Private Education Loan Originations

Total Private Education Loan originations increased 12 percent from the year-ago quarter to $940 million in the quarter ended March 31, 2011.

The following table summarizes our Private Education Loan originations.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010

Private Education Loan originations	$940	$840

FFELP Loan Portfolio Performance

FFELP Delinquencies and Forbearance

The tables below present our FFELP Loan delinquency trends as of March 31, 2011 and 2010. Delinquencies have the potential to adversely impact earnings as they are an indication of the borrower’s potential to possibly default and as a result require a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	FFELP Loan Delinquencies
	March 31,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$27,773		$43,719
Loans in forbearance(2)	21,834		17,738
Loans in repayment and percentage of each status:
Loans current	78,756	83.5%	68,141	82.6%
Loans delinquent 31-60 days(3)	5,050	5.4	4,817	5.9
Loans delinquent 61-90 days(3)	3,069	3.2	2,962	3.6
Loans delinquent greater than 90 days(3)	7,434	7.9	6,537	7.9

Total FFELP Loans in repayment	94,309	100%	82,457	100%

Total FFELP Loans, gross	143,916		143,914
FFELP Loan unamortized premium	1,832		2,796

Total FFELP Loans	145,748		146,710
FFELP Loan allowance for losses	(190)		(186)

FFELP Loans, net	$145,558		$146,524

Percentage of FFELP Loans in repayment		65.5%		57.3%

Delinquencies as a percentage of FFELP Loans in repayment		16.5%		17.4%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		18.8%		17.7%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred Risk Sharing losses in the portfolio of FFELP Loans.

The following table summarizes changes in the allowance for FFELP Loan losses for the three months ended March 31, 2011 and 2010.

	Activity in Allowance
	for FFELP Loans
	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

Allowance at beginning of period — GAAP basis	$189	$161
Consolidation of securitization trusts(1)	—	25

Allowance at beginning of period	189	186
Provision for FFELP Loan losses	23	23
Charge-offs	(20)	(21)
Student loan sales and securitization activity	(2)	(2)

Allowance at end of period	$190	$186

Charge-offs as a percentage of average loans in repayment (annualized)	.09%	.11%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	.09%
Allowance as a percentage of the ending total loans, gross	.13%	.13%
Allowance as a percentage of ending loans in repayment	.20%	.23%
Allowance coverage of charge-offs (annualized)	2.3	2.1
Ending total loans, gross	$143,916	$143,914
Average loans in repayment	$95,504	$82,438
Ending loans in repayment	$94,309	$82,457

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends as of March 31, 2011 and 2010. Delinquencies have the potential to adversely impact earnings as they are an indication of the borrower’s potential to possibly default and as a result require a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	Private Education Loan Delinquencies
	March 31,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$8,323		$11,452
Loans in forbearance(2)	1,343		1,338
Loans in repayment and percentage of each status:
Loans current	25,195	89.6%	21,699	87.9%
Loans delinquent 31-60 days(3)	930	3.3	842	3.4
Loans delinquent 61-90 days(3)	564	2.0	576	2.3
Loans delinquent greater than 90 days(3)	1,431	5.1	1,589	6.4

Total Private Education Loans in repayment	28,120	100.0%	24,706	100.0%

Total Private Education Loans, gross	37,786		37,496
Private Education Loan unamortized discount	(876)		(912)

Total Private Education Loans	36,910		36,584
Private Education Loan receivable for partially charged-off loans	1,090		797
Private Education Loan allowance for losses	(2,034)		(2,019)

Private Education Loans, net	$35,966		$35,362

Percentage of Private Education Loans in repayment		74.4%		65.9%

Delinquencies as a percentage of Private Education Loans in repayment		10.4%		12.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.6%		5.1%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		69.3%		61.5%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following tables summarize changes in the allowance for Private Education Loan losses for the three months ended March 31, 2011 and 2010.

	Activity in Allowance
	for Private Education Loans
	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

Allowance at beginning of period — GAAP basis	$2,021	$1,443
Consolidation of securitization trusts(1)	—	524

Allowance at beginning of period	2,021	1,967
Provision for Private Education Loan losses	275	325
Charge-offs	(273)	(284)
Reclassification of interest reserve	11	11

Allowance at end of period	$2,034	$2,019

Charge-offs as a percentage of average loans in repayment (annualized)	3.9%	4.7%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	3.8%	4.4%
Allowance as a percentage of the ending total loan balance	5.2%	5.3%
Allowance as a percentage of ending loans in repayment	7.2%	8.2%
Average coverage of charge-offs (annualized)	1.8	1.7
Ending total loans(2)	$38,876	$38,293
Average loans in repayment	$28,127	$24,646
Ending loans in repayment	$28,120	$24,706

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides detail for the traditional and non-traditional Private Education Loans at March 31, 2011 and 2010.

	March 31, 2011			March 31, 2010
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$34,563	$4,313	$38,876	$33,629	$4,664	$38,293
Ending loans in repayment	25,401	2,719	28,120	21,883	2,823	24,706
Private Education Loan allowance for losses	1,298	736	2,034	1,125	894	2,019
Charge-offs as a percentage of average loans in repayment (annualized)	2.9%	13.4%	3.9%	3.2%	15.9%	4.7%
Allowance as a percentage of total ending loan balance	3.8%	17.1%	5.2%	3.3%	19.2%	5.3%
Allowance as a percentage of ending loans in repayment	5.1%	27.1%	7.2%	5.1%	31.7%	8.2%
Average coverage of charge-offs (annualized)	1.8	2.0	1.8	1.6	2.0	1.7
Delinquencies as a percentage of Private Education Loans in repayment	8.7%	26.4%	10.4%	9.8%	30.5%	12.2%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.1%	14.4%	5.1%	4.9%	18.1%	6.4%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.4%	6.5%	4.6%	4.9%	7.0%	5.1%
Loans that entered repayment during the period(2)	$1,519	$86	$1,605	$1,531	$130	$1,661
Percentage of Private Education Loans with a cosigner	64%	29%	60%	62%	28%	58%
Average FICO at origination	725	623	716	725	623	714

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 68 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 18 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the percentage of loans in a forbearance status as of month-end has decreased since 2008. The monthly average number of loans granted forbearance as a percentage of loans in repayment and forbearance remained relatively flat at 5.4 percent in the first quarter of 2011 compared with the year-ago quarter of 5.3 percent. As of March 31, 2011, 2.6 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of March 31, 2011 (borrowers made payments on approximately 24 percent of these loans prior to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance	entering repayment	loans never entering
	for the first time	(all loans)	forbearance

In-school/grace/deferment	9.4%	8.5%	4.1%
Current	49.9	57.7	64.7
Delinquent 31-60 days	3.1	2.0	.4
Delinquent 61-90 days	1.9	1.1	.2
Delinquent greater than 90 days	4.8	2.7	.3
Forbearance	4.5	3.4	—
Defaulted	18.2	9.5	4.9
Paid	8.2	15.1	25.4

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At March 31, 2011, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.3 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.9 percent for loans that have been in active repayment status for more than 48 months. Approximately 77 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due
(Dollars in millions)					More	Not Yet in
March 31, 2011	1 to 12	13 to 24	25 to 36	37 to 48	than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$8,323	$8,323
Loans in forbearance	815	220	138	74	96	—	1,343
Loans in repayment — current	7,271	5,960	4,256	2,942	4,766	—	25,195
Loans in repayment — delinquent 31-60 days	413	225	132	67	93	—	930
Loans in repayment — delinquent 61-90 days	290	134	64	33	43	—	564
Loans in repayment — delinquent greater than 90 days	664	395	175	84	113	—	1,431

Total	$9,453	$6,934	$4,765	$3,200	$5,111	$8,323	37,786

Unamortized discount							(876)
Receivable for partially charged-off loans							1,090
Allowance for loan losses							(2,034)

Total Private Education Loans, net							$35,966

Loans in forbearance as a percentage of loans in repayment and forbearance	8.6%	3.2%	2.9%	2.3%	1.9%	—%	4.6%

	Monthly Scheduled Payments Due
(Dollars in millions)					More	Not Yet in
March 31, 2010	1 to 12	13 to 24	25 to 36	37 to 48	than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$11,452	$11,452
Loans in forbearance	945	187	94	49	63	—	1,338
Loans in repayment — current	7,781	4,974	3,435	2,201	3,308	—	21,699
Loans in repayment — delinquent 31-60 days	469	176	86	46	65	—	842
Loans in repayment — delinquent 61-90 days	353	113	50	26	34	—	576
Loans in repayment — delinquent greater than 90 days	908	388	137	65	91	—	1,589

Total	$10,456	$5,838	$3,802	$2,387	$3,561	$11,452	37,496

Unamortized discount							(912)
Receivable for partially charged-off loans							797
Allowance for loan losses							(2,019)

Total Private Education Loans, net							$35,362

Loans in forbearance as a percentage of loans in repayment and forbearance	9.0%	3.2%	2.5%	2.1%	1.8%	—%	5.1%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 3 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	March 31, 2011		March 31, 2010
	Forbearance	% of	Forbearance	% of
(Dollars in millions)	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$912	68%	$958	72%
13 to 24 months	390	29	340	25
More than 24 months	41	3	40	3

Total	$1,343	100%	$1,338	100%

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through provision expense with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans for the quarters ended March 31, 2011, and 2010.

	Three Months Ended
	March 31,
(Dollars in millions)	2011	2010

Receivable at beginning of period — GAAP basis	$1,039	$499
Consolidation of off-balance sheet trusts(1)	—	229

Receivable at beginning of period	1,039	728
Expected future recoveries of current period defaults(2)	98	101
Recoveries(3)	(40)	(25)
Other(4)	(7)	(7)

Receivable at end of period	$1,090	$797

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

(2)	Remaining loan balance expected to be collected from contractual loan balances partially charged off during the period. This is the difference between the defaulted loan balance and the amount of the defaulted loan balance that was charged off.

(3)	Current period cash collections of amounts originally expected to be recovered.

(4)	Other is the current period recovery shortfall. This is the difference between what was expected to be collected and what was actually collected.

Private Education Loan Repayment Options

Certain loan programs allow borrowers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of March 31, 2011.

	Loan Program
	Signature and		Career
(Dollars in millions)	Other	Smart Option	Training	Total

$ in Repayment	$22,782	$3,300	$2,038	$28,120
$ in Total	32,370	3,306	2,110	37,786
Payment method by enrollment status:
In-school/Grace	Deferred(1)	Interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment option. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of March 31, 2011 and 2010, borrowers in repayment owing approximately $7.3 billion (26 percent of loans in repayment) and $7.3 billion (29 percent of loans in repayment), respectively, were enrolled in the interest-only program.

Liquidity and Capital Resources

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $3.7 billion of senior unsecured notes to mature in the next twelve months, primarily through our current cash and investment position and very predictable operating cash flows provided by earnings and repayment of principal on unencumbered student loan assets, distributions from our securitization trusts (including servicing fees which are priority payments within the trusts), as well as drawdowns under the 2010 ABCP Facility, the issuance of term ABS, the collection of additional term bank deposits and the issuance of unsecured debt.

We primarily fund our student loan originations at the Bank. Currently, new Private Education Loan originations are initially funded through deposits. We plan to subsequently securitize these loans to term on a programmatic basis. We currently have $1.1 billion of cash at the Bank available to fund future originations.

Primary Sources of Liquidity and Available Capacity

The following table details our main sources of primary liquidity and the available capacity outstanding at March 31, 2011 and December 31, 2010, and the related average balances for the three months ended March 31, 2011 and 2010.

			Average Balances
	Ending Balances		Three Months Ended March 31,
	March 31, 2011	December 31, 2010	2011	2010
(Dollars in millions)	Available Capacity	Available Capacity	Available Capacity	Available Capacity

Sources of primary liquidity for general corporate purposes:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$3,872	$4,342	$4,231	$6,010
Other	79	85	78	104

Total unrestricted cash and liquid investments(1)(2)(3)	3,951	4,427	4,309	6,114
Available borrowings to the extent collateral exists:
Unused commercial paper and bank lines of credit(4)	—	—	—	3,485
FFELP ABCP facilities(5)	2,336	3,937	2,793	929
FHLB-DM facility(5)	9,350	8,664	9,253	11,002

Total sources of primary liquidity for general corporate purposes(6)	$15,637	$17,028	$16,355	$21,530

(1)	At March 31, 2011 and December 31, 2010, ending balances exclude $812 million and $872 million, respectively, of other non-liquid investments, classified as investments on our balance sheet in accordance with GAAP. For the three months ended March 31, 2011 and 2010, average balances exclude $747 million and $744 million, respectively, of non-liquid investments, classified as investments on our average balance sheet in accordance with GAAP.

(2)	At March 31, 2011 and December 31, 2010, ending balances include $724 million and $684 million, respectively, of cash collateral pledged by derivative counterparties and held in our unrestricted cash. For the three months ended March 31, 2011 and 2010, average balances include $860 million and $735 million, respectively, of cash collateral pledged by derivative counterparties and held in our unrestricted cash.

(3)	At March 31, 2011 and December 31, 2010, ending balances include $1.1 billion and $2.0 billion, respectively, of cash and liquid investments at the Bank. For the three months ended March 31, 2011 and 2010, average balances include $1.4 billion and $2.2 billion, respectively, of cash and liquid investments at the Bank. This cash will be used primarily to originate or acquire student loans.

(4)	On November 24, 2010, our remaining bank line of credit was retired.

(5)	Borrowing capacity is subject to availability of collateral. As of March 31, 2011 and December 31, 2010, we had $2.4 billion and $1.5 billion, respectively, of outstanding unencumbered FFELP Loans, net, available for use in either the FFELP ABCP facilities or FHLB-DM facility. For the three months ended March 31, 2011 and 2010, we had $2.2 billion and $2.2 billion, respectively of average balances for unencumbered FFELP loans, net, available for use in either the FFELP ABCP facilities or FHLB-DM facility.

(6)	General corporate purposes primarily include originating Private Education Loans and repaying unsecured debt as it matures.

In addition to the assets listed in the table above, we hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At March 31, 2011, we had a total of $24.1 billion of unencumbered assets, excluding goodwill and acquired intangibles. Total student loans, net, comprised $14.3 billion of this unencumbered asset total of which $11.9 billion relates to Private Education Loans, net.

For a discussion of our various sources of liquidity, such as the ED Conduit Program, the Sallie Mae Bank, our continued access to the ABS market, our asset-based financing facilities, the lending agreement we entered into with the FHLB-DM and our issuance of unsecured debt, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” to our 2010 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

	March 31,	December 31,
(Dollars in billions)	2011	2010

Net assets of consolidated variable interest entities (encumbered assets)	$12.6	$13.1
Tangible unencumbered assets(1)	24.1	22.3
Unsecured debt	(27.3)	(26.9)
Mark-to-market on unsecured hedged debt(2)	(1.4)	(1.4)
Other liabilities, net	(3.3)	(2.6)

Total tangible equity	$4.7	$4.5

(1)	Excludes goodwill and acquired intangible assets.

(2)	At March 31, 2011 and December 31, 2010, there were $1.3 billion and $1.4 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

On April 26, 2011, we completed a $562 million Private Education Loan ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.99 percent. This issue has a weighted average life of 3.8 years and initial over-collateralization of approximately 21 percent. Going forward, we intend to be a programmatic issuer of private credit ABS. We believe this will create a more durable and liquid market for our securities.

On March 3, 2011, we completed an $812 million FFELP ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.14 percent. This issue has a weighted average life of 5.8 years and initial over-collateralization of approximately 3 percent.

On January 14, 2011, we completed a $2 billion five-year 6.25 percent fixed rate unsecured bond. The bond was issued to yield 6.50 percent before underwriting fees. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 4.46 percent. The proceeds of this bond were designated for general corporate purposes.

We also repurchase our outstanding unsecured debt in both open-market repurchases and public tender offers. Repurchasing debt helps us to better manage our short-term and long-term funding needs. In the first quarter of 2011 we repurchased $825 million face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2011 to 2014, which resulted in a total gain of $64 million.

While we are very comfortable with our maturity profile and pleased with the outcome of these most recent transactions, we will not be fully satisfied until we see our credit ratings and our funding cost improve significantly.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us. Risks associated with our lending portfolio are discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results

of Operations — Financial Condition — FFELP Loan Portfolio Performance” and “— Consumer Lending Portfolio Performance.”

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

The table below highlights exposure related to our derivative counterparties at March 31, 2011.

	SLM Corporation
	and Sallie Mae Bank	Securitization Trust
(Dollars in millions)	Contracts	Contracts

Exposure, net of collateral	$201	$1,470
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	61%	34%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at March 31, 2011 and December 31, 2010, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three months ended March 31, 2011 and 2010. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “ ‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.

Ending Balances

	March 31, 2011			December 31, 2010
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings:
Senior unsecured debt	$3,741	$16,894	$20,635	$4,361	$15,742	$20,103
Brokered deposits	1,324	2,808	4,132	1,387	3,160	4,547
Retail and other deposits	1,500	—	1,500	1,370	—	1,370
Other(1)	1,064	—	1,064	887	—	887

Subtotal unsecured borrowings	7,629	19,702	27,331	8,005	18,902	26,907

Secured borrowings:
FFELP Loans securitizations	—	111,042	111,042	—	112,425	112,425
Private Education Loans securitizations	—	20,983	20,983	—	21,409	21,409
ED Conduit Program facility	23,573	—	23,573	24,484	—	24,484
ED Participation Program facility	—	—	—	—	—	—
ABCP borrowings	325	4,671	4,996	—	5,853	5,853
Acquisition financing(2)	—	1,064	1,064	—	1,064	1,064
FHLB-DM facility	525	—	525	900	—	900
Indentured trusts	—	1,187	1,187	—	1,246	1,246

Subtotal secured borrowings	24,423	138,947	163,370	25,384	141,997	167,381

Total	$32,052	$158,649	$190,701	$33,389	$160,899	$194,288

(1)	“Other” primarily consists of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation.

(2)	Relates to the acquisition of the $25 billion of student loans at the end of 2010.

Secured borrowings comprised 86 percent of our “Core Earnings” basis debt outstanding at March 31, 2011 versus 86 percent at December 31, 2010.

Average Balances

	Three Months Ended March 31,
	2011		2010
	Average	Average	Average	Average
(Dollars in millions)	Balance	Rate	Balance	Rate

Unsecured borrowings:
Senior unsecured debt	$21,421	2.14%	$26,553	1.86%
Brokered deposits	4,354	2.40	5,602	2.95
Retail and other deposits	1,478	1.24	214	.47
Other(1)	1,019	.33	1,100	.15

Subtotal unsecured borrowings	28,272	2.07	33,469	1.98

Secured borrowings:
FFELP Loans securitizations	111,387	.90	101,060	.68
Private Education Loans securitizations	21,017	2.18	20,652	2.10
ED Conduit Program facility	24,114	.76	14,273	.62
ED Participation Program facility	—	—	13,268	.73
ABCP borrowings	4,936	1.12	8,899	1.23
Acquisition financing(2)	1,064	4.86	—	—
FHLB-DM facility	628	.33	41	.27
Indentured trusts	1,227	.68	1,584	.59

Subtotal secured borrowings	164,373	1.07	159,777	.89

Total	$192,645	1.22%	$193,246	1.08%

(1)	“Other” primarily consists of cash collateral held related to derivative exposures that are recorded as a short-term obligation.

(2)	Seller financing relates to the acquisition of the $25 billion of student loans at the end of 2010.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these critical accounting policies during the first quarter of 2011. However, related to Private Education Loan allowance for loan losses, we did implement a new model used to estimate defaults as discussed below.

In determining the allowance for loan losses, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default). In the first quarter of 2011, we implemented a new model to estimate these Private Education Loan defaults. Both the prior model and new model are considered “migration models”. Our prior allowance model (in place through December 31, 2010) segmented the portfolio into categories of similar risk characteristics based on loan program type, school type, loan status, seasoning, underwriting criteria (credit scores) and the existence or absence of a cosigner using school type, credit scores, cosigner status, loan status and seasoning as the primary risk characteristics. Our new model uses these same primary risk characteristics but also further segments the portfolio by the number of months the loan is in its repayment period (seasoning). While our previous allowance process incorporated the impact of seasoning, the new model more directly incorporates this aspect. Another change in the new allowance model relates to the historical period of experience that we use as a starting point for projecting future defaults. Our new model is based upon a seasonal average, adjusted to the previous three to six months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our previous model primarily used a one year historical default experience period and did not include the ability to directly model an economic expectation or collection procedure change. As a result, the previous allowance process included qualitative adjustments for these factors. As such, the new model is less dependent on a long look-back period because we do not believe that our delinquency and default experience over the past few years is indicative of the probable losses incurred in the loan portfolio today. While the model we use as a part of the allowance for loan losses process changed in the first quarter, the overall process for calculating the appropriate amount of allowance for Private Education Loan loss as disclosed in the 2010 Form 10-K has not changed. The new model is more reactive to recent borrower behavior, loan performance, and collection performance, as well as expectations about economic factors. There was no adjustment to our allowance for loan loss upon implementing this new default projection model in the first quarter of 2011. In addition, there was no change in how we estimate the amount we will recover over time related to these defaulted amounts.

Recently Issued Accounting Standards

Troubled Debt Restructurings

In April 2011, the Financial Accounting Standards Board released Accounting Standards Update No. 2011-02, Receivables, which provides clarification for creditors in determining whether or not a restructuring of a loan is considered a troubled debt restructuring. This new guidance is effective for us as of July 1, 2011; but will be applied retrospectively to January 1, 2011 upon adoption. We may identify student loans that are considered a troubled debt restructuring that were previously not and this may require us to increase the amount of recorded impairment. We are currently evaluating the new guidance and have not yet determined what effect, if any, it will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three months ended March 31, 2011 and 2010 and the effect on fair values at March 31, 2011 and December 31, 2010, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index.

	Three Months Ended March 31, 2011
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(3)	(1)%	$1	—%	$(106)	(32)%
Unrealized gains (losses) on derivative and hedging activities	472	830	818	1,440	(25)	(44)

Increase in net income before taxes	$469	170%	$819	297%	$(131)	(47)%

Increase in diluted earnings per common share	$.88	274%	$1.54	479%	$(.25)	(77)%

	Three Months Ended March 31, 2010
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$1	—%	$12	4%	$(91)	(37)%
Unrealized gains (losses) on derivative and hedging activities	350	287	607	497	(46)	(37)

Increase in net income before taxes	$351	89%	$619	156%	$(137)	(37)%

Increase in diluted earnings per common share	$.67	148%	$1.18	261%	$(.28)	(62)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At March 31, 2011
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP Loans	$143,790	$(641)	—%	$(1,306)	(1)%
Private Education Loans	32,572	—	—	—	—
Other earning assets	11,246	(1)	—	(1)	—
Other assets	10,424	(473)	(5)	(804)	(8)%

Total assets	$198,032	$(1,115)	(1)%	$(2,111)	(1)%

Liabilities
Interest — bearing liabilities	$187,087	$(779)	—%	$(2,154)	(1)%
Other liabilities	3,945	(375)	(10)	(25)	(1)

Total liabilities	$191,032	$(1,154)	(1)%	$(2,179)	(1)%

	At December 31, 2010
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP Loans	$147,163	$(649)	—%	$(1,318)	(1)%
Private Education Loans	30,949	—	—	—	—
Other earning assets	11,641	(1)	—	(2)	—
Other assets	9,449	(565)	(6)	(996)	(11)%

Total assets	$199,202	$(1,215)	(1)%	$(2,316)	(1)%

Liabilities
Interest — bearing liabilities	$187,959	$(704)	—%	$(1,938)	(1)%
Other liabilities	3,136	(217)	(7)	257	8

Total liabilities	$191,095	$(921)	—%	$(1,681)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, due to the ability of some FFELP loans to earn Floor Income, we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating. In addition, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets.

During the three months ended March 31, 2011 and 2010, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. In the three months ended March 31, 2011, item (i) had a greater impact compared to the three months ended March 31, 2010 due to a larger amount of unhedged Floor Income in the current year period. The increase in unrealized gains (losses) on derivatives and hedging activities in both scenarios is primarily related to Floor Income Contracts that do not qualify for GAAP hedge accounting treatment and therefore are not offset by any mark-to-market of the economically hedged Floor Income.

Under the scenario in the tables above labeled “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swap that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2011. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

	Frequency of
Index	Variable			Funding
(Dollars in billions)	Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$136.4	$.1	$136.3
3-month Treasury bill	weekly	7.9	—	7.9
Prime	annual	.8	—	.8
Prime	quarterly	5.3	—	5.3
Prime	monthly	22.7	—	22.7
Prime	daily	—	3.0	(3.0)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	129.4	(129.4)
1-month LIBOR	monthly	8.1	17.8	(9.7)
CMT/CPI Index	monthly/quarterly	—	1.6	(1.6)
Non-Discrete reset(2)	monthly	—	32.7	(32.7)
Non-Discrete reset(3)	daily/weekly	11.1	2.6	8.5
Fixed Rate(4)		10.6	16.2	(5.6)

Total		$203.4	$203.4	$—

(1)	Funding includes all derivatives that qualify as hedges.

(2)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and cash collateral held related to derivatives exposures that are recorded as a short-term debt obligation.

(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that typically convert quarterly reset 3-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

“Core Earnings” Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$136.4	$.1	$136.3
3-month Treasury bill	weekly	7.9	2.0	5.9
Prime	annual	.8	—	.8
Prime	quarterly	5.3	1.5	3.8
Prime	monthly	22.7	7.6	15.1
Prime	daily	—	3.0	(3.0)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	48.5	(48.5)
3-month LIBOR	quarterly	—	57.9	(57.9)
1-month LIBOR	monthly	8.1	23.7	(15.6)
1-month LIBOR	daily	—	9.0	(9.0)
Non-Discrete reset(2)	monthly	—	32.7	(32.7)
Non-Discrete reset(3)	daily/weekly	11.1	2.6	8.5
Fixed Rate(4)		7.3	11.5	(4.2)

Total		$200.1	$200.1	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding consists of auction rate securities, the ABCP Facilities and the ED Conduit Program facility.

(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and cash collateral held related to derivatives exposures that are recorded as a short-term debt obligation.

(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset and quarterly reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non-Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 through the second quarter of 2009 with the commercial paper and LIBOR indices. As of March 31, 2011, we have approximately $90 billion of FFELP Loans indexed to 3-month commercial paper that are funded with debt indexed to 3-month LIBOR.

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at March 31, 2011.

Weighted Average
(Averages in Years)	Life

Earning assets
Student loans	7.7
Other loans	6.3
Cash and investments	.1

Total earning assets	7.3

Borrowings
Short-term borrowings	.3
Long-term borrowings	7.2

Total borrowings	6.0

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Mark A. Arthur et al. v. SLM Corporation.  As previously disclosed, this suit involves allegations we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs seek statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. We have vigorously denied all claims asserted against us, but agreed to the settlement to avoid the burden and expense of continued litigation. On January 21, 2011, and February 7, 2011, we filed submissions with the Court to advise that approximately 1.76 million individuals had been omitted from the original notice list for a total of approximately 6.6 million class members. In response, Class Counsel asked us to contribute additional unspecified amounts to the previously negotiated $19.5 million settlement fund. On February 10, 2011, the Court granted a Consented Motion to Stay Implementation of Settlement and Certain Deadlines. The Court ordered Class Counsel to file a status report on March 18, 2011.

As of the date of this filing, we are continuing our efforts to determine the number of class members who were omitted from the notice list of class members and the additional amounts to be contributed to the settlement fund.

We and our subsidiaries and affiliates also are subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, our collections subsidiaries are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that those subsidiaries have violated a federal or state law in the process of collecting their accounts. We believe that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations. Finally, from time to time, we and our subsidiaries and affiliates receive information and document requests from state attorneys general, legislative committees and administrative agencies concerning certain business practices. Our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

For a description of these items and other litigation to which we are a party, see our 2010 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchase of shares of our common stock from January 1, 2011 through March 31, 2011:

				Maximum Number
				of Shares That
			Total Number of	May Yet Be
			Shares Purchased	Purchased Under
	Total Number	Average Price	as Part of Publicly	Publicly Announced
	of Shares	Paid per	Announced Plans	Plans or
(Common shares in millions)	Purchased(1)	Share	or Programs(2)	Programs(2)

Period:
January 1 — January 31, 2011	.7	$14.00	—	38.8
February 1 — February 28, 2011	.6	14.86	—	38.8
March 1 — March 31, 2011	.4	15.07	—	38.8

Total first-quarter 2011	1.7	$14.54	—

(1)	Represents shares of our common stock tendered to us to satisfy: (i) the exercise price in connection with cashless exercise of stock options and (ii) tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	During the first quarter of 2011, we did not make any open market purchases of our common stock. In April 2011, our board of directors authorized us to purchase up to $300 million of shares of our common stock in open market transactions, and terminated all previous authorizations. There is no expiration date related to this new program.

The closing price of our common stock on the New York Stock Exchange on March 31, 2011 was $15.30.

On April 20, 2011, we declared a quarterly dividend of $.10 per share on our common stock. The dividend is payable June 17, 2011, to shareholders of record at the close of business on June 3, 2011. We also authorized the repurchase of up to $300 million of outstanding common stock in open-market transactions and terminated the previous stock repurchase remaining authorization to buy back a maximum of 38.8 million shares of our common stock.

In March 2011, we retired all 70 million shares of common stock held in treasury. This transaction resulted in decreasing the balance in treasury stock by $1.9 billion, with corresponding decreases of $14 million in common stock and $1.9 billion in additional paid-in capital. There was no impact to total equity from this transaction.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1		SLM Corporation Executive Severance Plan for Senior Officers†*
10.2		SLM Corporation Change in Control Severance Plan for Senior Officers†
10.3		Employment Agreement between Laurent C. Lutz and the Company†*
10.4		Confidential Agreement and Release of John (Jack) Hewes†*
10.5		Amendment to Stock Option and Restricted/Performance Stock Terms†*
10.6		SLM Corporation 2009 — 2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options — 2011†*
10.7		SLM Corporation 2009 — 2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet Time Vested — 2011†*
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Incorporated by reference on the Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION

(Registrant)

By:	/s/ JONATHAN C. CLARK
Jonathan C. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2011

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” included in SLM Corporation’s (the Company’s) 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011, for a further discussion of the FFELP.

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

“Core Earnings” — We prepare financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating our GAAP-based financial information, management evaluates the business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” differs from GAAP. We refer to management’s basis of evaluating its segment results as “Core Earnings” presentations for each business segment and refer to these performance measures in our presentations with equity investors, credit rating agencies and debt capital providers. While “Core Earnings” results are not a substitute for reported results under GAAP, we rely on “Core Earnings” performance measures in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

“Core Earnings” performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision makers. “Core Earnings” performance measures are used in developing our financial plans, tracking results, and establishing corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of our core business activities. “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Our “Core Earnings” presentation does not represent another comprehensive basis of accounting.

“Note 11 — Segment Reporting” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

Direct Lending; Direct Loans — Educational loans provided by the DSLP (see definition, below) to students and parent borrowers directly through ED (see definition below) rather than through a bank or other lender.

DSLP — The William D. Ford Federal Direct Loan Program.

ED — The U.S. Department of Education.

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