Form 10-K/A
period 2010-12-31
SLM CORP
filed 2011-05-12
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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

Explanatory Note
     SLM Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011 (the “Original Filing”), solely to include Exhibit 12.1, which was inadvertently omitted from the original exhibit listing and filing.
     This Amendment No. 1 on Form 10-K/A does not modify or update the disclosures set forth in the Original Filing, including the financial statements and notes to the financial statements set forth in the Original Filing.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
     (b) Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	S-8	5/22/09

3.2	By-Laws of the Company	8-K	8/6/08

10.1	SLM Holding Corporation Directors Stock Plan†	DEF14-A	4/10/98

10.2	SLM Holding Corporation Management Incentive Plan†	DEF14-A	4/10/98

10.3	Stock Option Agreement, SLM Corporation Incentive Plan, Incentive, Price-Vested with Replacement-2004†	10-Q	11/9/04

10.4	Stock Option Agreement, SLM Corporation Incentive Plan, Non-Qualified, Price-Vested Options-2004†	10-Q	11/9/04

10.5	SLM Corporation Incentive Plan, Amended and Restated May 19, 2005†	8-K	5/25/05

10.6	SLM Corporation Directors Stock Plan†	8-K	5/25/05

10.7	Stock Option Agreement SLM Corporation Incentive Plan Net-Settled, Price-Vested Options — 1 Year Minimum — 2006†	10-K	3/9/06

10.8	Retainer Agreement between Anthony P. Terracciano and the Company†	10-Q	5/9/08

10.9	Employment Agreement between Albert L. Lord and the Company†	10-Q	5/9/08

10.10	Note Purchase and Security Agreement by and among Phoenix Fundings I, Sallie Mae, Inc., The Bank of New York Trust Company, N.A., Deutsche Bank Trust Company Americas, UBS Real Estate Securities Inc., and UBS Securities LLC	10-Q	5/9/08

10.11	Note Purchase and Security Agreement by and among Rendezvous Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of America Securities LLC, J.P. Morgan Securities Inc., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank Securities Inc., Credit Suisse New York Branch, The Bank of New York Trust Company, N.A., Sallie Mae, Inc. and certain other parties thereto	10-Q	5/9/08

10.12	Note Purchase and Security Agreement by and among Bluemont Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of America Securities LLC, J.P. Morgan Securities Inc., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank Securities Inc., Credit Suisse New York Branch, The Bank of New York Trust Company, N.A., Sallie, Inc. and certain other parties thereto	10-Q	5/9/08

10.13	Schedule of Contracts Substantially Identical to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2008 in all Material Respects: between Town Center Funding I and Town Hall Funding I	10-Q	5/9/08

10.14	Employment Agreement between John F. Remondi and the Company as amended as described in Form 8-K filed on 2/1/11	10-Q	8/7/08

10.15	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2009†	10-K	3/2/09

10.16	Sallie Mae Supplemental 401(k) Savings Plan†	10-K	3/2/09

10.17	Sallie Mae Supplemental Cash Account Retirement Plan†	10-K	3/2/09

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
10.18	Amendment to the Note Purchase and Security Agreement by and among Phoenix Fundings I, Sallie Mae, Inc., The Bank of New York Trust Company, N.A., Deutsche Bank Trust Company Americas, UBS Real Estate Securities Inc., and UBS Securities LLC	10-K	3/2/09

10.19	Amendment to the Note Purchase and Security by and among Rendezvous Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of America Securities LLC, J.P. Morgan Securities Inc., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank Securities Inc., Credit Suisse New York Branch, The Bank of New York Trust Company, N.A., Sallie Mae, Inc. and certain other parties thereto	10-K	3/2/09

10.20	Amendment to the Note of Purchase and Security Agreement by and among Bluemont Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Bank of America Securities LLC, J.P. Morgan Securities Inc., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank Securities Inc., Credit Suisse New York Branch, The Bank of New York Trust Company, N.A., Sallie Mae, Inc. and certain other parties thereto	10-K	3/2/09

10.21	Amendment to the Note Purchase Agreement by Town Hall Funding I, Sallie Mae, Inc., the Bank of New York Mellon Trust Company, National Association, JPMorgan Chase Bank, N.A., Bank of America, NA, Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch., Credit Suisse New York Branch, Royal Bank of Canada, Lloyds TSB Bank plc, Merrill Lynch Bank USA, DZ Bank AG Deutsche Zentral-Genossenschaftsbank, Frankfurt Am Main, New York Branch, Natixis Financial Products Inc., BNP Paribas, New York Branch, Bank of America, N.A., and certain other parties thereto.	10-K	3/2/09

10.22	SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009†	10-K	3/2/09

10.23	SLM Corporation Incentive Plan Performance Stock Term Sheet, “Core Earnings” Net Income Target-Sustained Performance-2009†	10-K	3/2/09

10.24	SLM Corporation Directors Equity Plan†	S-8	5/22/09

10.25	SLM Corporation 2009-2012 Incentive Plan†	S-8	5/22/09

10.26	Confidential Agreement and Release of C.E. Andrews†	10-Q	8/5/09

10.27	Confidential Agreement and Release of Robert Autor†	10-Q	8/5/09

10.28	Amended and Restated Note Purchase and Security Agreement by and among Bluemont Funding I, Bank of America, N.A., JPMorgan Chase Bank, N.A., Banc of America Securities LLC, J.P. Morgan Securities Inc.; The Bank of New York Mellon Trust Company, National Association, Sallie Mae, Inc. and certain other parties thereto	10-Q	8/5/09

10.29	Schedule of Contracts Substantially Identical to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on August 5, 2009 in all Material Respects: Town Center Funding I LLC and Town Hall Funding I LLC	10-Q	8/5/09

10.30	SLM Corporation Directors Equity Plan, Non-Employee Director Restricted Stock Agreement 2009†	10-Q	11/5/09

10.31	SLM Corporation Directors Equity Plan, Non-Employee Director Stock Option Agreement 2009†	10-Q	11/5/09

10.32	Confidential Agreement and Release of Barry Feierstein†	10-K	2/26/10

10.33	Amendment to Retainer Agreement Anthony Terracciano and SLM Corporation†	10-K	2/26/10

10.34	Affiliate Collateral Pledge and Security Agreement by and among SLM Education Credit Finance Corporation, HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines	10-K	2/26/10

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date
10.35	Advances, Pledge and Security Agreement between HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines	10-K	2/26/10

10.36	Note Purchase and Security Agreement by and among Bluemont Funding 1, Bank of America, N.A., JPMorgan Chase Bank, N.A., Banc of America Securities LLC, J.P. Morgan Securities Inc., The Bank of New York Mellon Trust Company, National Association and Sallie Mae, Inc. and certain other parties thereto	10-K	2/26/10

10.37	Schedule of Contracts Substantially Identical to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed on February 26, 2010 in all Material Respects: between Town Center Funding 1 LLC and Town Hall Funding I LLC	10-K	2/26/10

10.38	SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement†	10-Q	5/6/10

10.39	SLM Corporation 2009-2012 Incentive Plan Performance Stock Award Term Sheet†	10-Q	5/6/10

10.40	Employment Agreement between Joseph DePaulo and the Company†	10-Q	5/6/10

10.41	Offer to Exchange Certain Outstanding Stock Options for Replacement Options	SC-TO-I	5/14/10

10.42	Offer to Exchange Certain Outstanding Stock Options for Replacement Options — Final Amendments	SC-TO-I/A	6/10/10

10.43	Asset Purchase Agreement by and among The Student Loan Corporation; Citibank, N.A., Citibank (South Dakota) National Association, SLC Student Loan Receivables I, Inc., SLM Corporation, Bull Run 1 LLC, SLM Education Credit Finance Corporation and Sallie Mae, Inc.	10-Q	11/8/10

10.44	Amendment to Retainer Agreement between Anthony P. Terracciano and the Company, dated September 29, 2010†	10-K	2/28/11

10.45	SLM Corporation Executive Severance Plan for Senior Officers†	10-K	2/28/11

10.46	SLM Corporation Change in Control Severance Plan for Senior Officers†	10-K	2/28/11

10.47	Employment Agreement between Laurent C. Lutz and the Company†	10-K	2/28/11

10.48	Confidential Agreement and Release of John (Jack) Hewes†	10-K	2/28/11

10.49	Amendment to Stock Option and Restricted/Performance Stock Terms†	10-K	2/28/11

10.50	SLM Corporation 2009—2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options — 2011†	10-K	2/28/11

10.51	SLM Corporation 2009—2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet Time Vested — 2011†	10-K	2/28/11

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends*

21.1	List of Subsidiaries	10-K	2/28/11

23	Consent of PricewaterhouseCoopers LLP	10-K	2/28/11

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2011	SLM CORPORATION
	By:	/s/ Jonathan C. Clark
Jonathan C. Clark
Executive Vice President and Chief Financial Officer