Form 10-Q
period 2011-06-30
SLM CORP
filed 2011-08-05
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2011

Voting common stock, $.20 par value	514,297,170 shares

SLM CORPORATION

FORM 10-Q
INDEX
June 30, 2011

Part I. Financial Information
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	86
Item 4.	Controls and Procedures	93
PART II. Other Information
Item 1.	Legal Proceedings	94
Item 1A.	Risk Factors	94
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95
Item 3.	Defaults Upon Senior Securities	95
Item 4.	(Removed and Reserved)	95
Item 5.	Other Information	95
Item 6.	Exhibits	96
Signatures		97
Glossary(1)		98
Exhibit 10.1
EX-12.1
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

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets
FFELP Loans (net of allowance for losses of $189,024 and $188,858, respectively)	$142,634,378	$148,649,400
Private Education Loans (net of allowance for losses of $2,042,603 and $2,021,580, respectively)	35,753,327	35,655,724
Investments
Available-for-sale	82,647	83,048
Other	1,056,762	873,376

Total investments	1,139,409	956,424
Cash and cash equivalents	4,144,734	4,342,327
Restricted cash and investments	6,074,901	6,254,493
Goodwill and acquired intangible assets, net	479,917	478,409
Other assets	10,129,933	8,970,272

Total assets	$200,356,599	$205,307,049

Liabilities
Short-term borrowings	$30,765,693	$33,615,856
Long-term borrowings	160,765,277	163,543,504
Other liabilities	3,814,390	3,136,111

Total liabilities	195,345,360	200,295,471

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20,000 shares authorized:
Series A: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Series B: 4,000 and 4,000 shares, respectively, issued at stated value of $100 per share	400,000	400,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 528,623 and 595,263 shares issued, respectively	105,725	119,053
Additional paid-in capital	4,114,266	5,939,838
Accumulated other comprehensive loss (net of tax benefit of $17,079 and $25,758, respectively)	(29,636)	(44,664)
Retained earnings	417,702	308,839

Total SLM Corporation stockholders’ equity before treasury stock	5,173,057	6,888,066
Common stock held in treasury at cost: 10,474 and 68,320 shares, respectively	170,496	1,876,488

Total SLM Corporation stockholders’ equity	5,002,561	5,011,578
Noncontrolling interest	8,678	—

Total equity	5,011,239	5,011,578

Total liabilities and equity	$200,356,599	$205,307,049

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30,	December 31,
	2011	2010

FFELP Loans, net	$140,338,134	$145,750,016
Private Education Loans, net	25,084,114	24,355,683
Restricted cash and investments	5,846,002	5,983,080
Other assets	4,122,981	3,705,716
Short-term borrowings	23,069,956	24,484,353
Long-term borrowings	139,877,694	142,243,771

Net assets of consolidated variable interest entities	$12,443,581	$13,066,371

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2011	2010	2011	2010

Interest income:
FFELP Loans	$849,275	$875,962	$1,726,653	$1,682,724
Private Education Loans	600,423	575,340	1,204,356	1,140,494
Other loans	5,393	7,254	11,304	16,250
Cash and investments	4,743	6,299	10,082	11,248

Total interest income	1,459,834	1,464,855	2,952,395	2,850,716
Total interest expense	591,427	568,933	1,186,022	1,100,317

Net interest income	868,407	895,922	1,766,373	1,750,399
Less: provisions for loan losses	290,686	382,239	594,091	741,359

Net interest income after provisions for loan losses	577,721	513,683	1,172,282	1,009,040

Other income (loss):
Gains (losses) on sales of loans and securities, net	—	(3,515)	—	5,138
Gains (losses) on derivative and hedging activities, net	(509,788)	95,316	(751,670)	12,906
Servicing revenue	92,600	98,740	190,852	221,012
Contingency revenue	85,617	88,172	163,998	168,484
Gains on debt repurchases	323	91,050	38,226	181,131
Other	3,188	(2,449)	24,933	11,351

Total other income (loss)	(328,060)	367,314	(333,661)	600,022

Expenses:
Salaries and benefits	125,139	139,061	260,580	288,163
Other operating expenses	143,580	170,668	311,339	309,201

Total operating expenses	268,719	309,729	571,919	597,364
Goodwill and acquired intangible assets impairment and amortization expense	6,063	9,710	12,127	19,422
Restructuring expenses	1,594	17,808	5,155	42,612

Total expenses	276,376	337,247	589,201	659,398

Income (loss) from continuing operations, before income tax expense (benefit)	(26,715)	543,750	249,420	949,664
Income tax expense (benefit)	(9,585)	198,978	90,126	358,138

Net income (loss) from continuing operations	(17,130)	344,772	159,294	591,526
Income (loss) from discontinued operations, net of tax expense (benefit)	11,482	(6,954)	9,752	(13,568)

Net income (loss)	(5,648)	337,818	169,046	577,958
Preferred stock dividends	4,052	18,711	7,930	37,389

Net income (loss) attributable to common stock	$(9,700)	$319,107	$161,116	$540,569

Basic earnings (loss) per common share:
Continuing operations	$(.04)	$.67	$.29	$1.15
Discontinued operations	.02	(.01)	.02	(.03)

Total	$(.02)	$.66	$.31	$1.12

Average common shares outstanding	523,808	484,832	525,269	484,547

Diluted earnings (loss) per common share:
Continuing operations	$(.04)	$.64	$.28	$1.11
Discontinued operations	.02	(.01)	.02	(.03)

Total	$(.02)	$.63	$.30	$1.08

Average common and common equivalent shares outstanding	523,808	527,391	530,865	527,013

Dividends per common share	$.10	$—	$.10	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at March 31, 2010	8,110,370	553,407,785	(67,563,788)	485,843,997	$1,375,370	$110,682	$5,106,094	$(42,511)	$72,062	$(1,866,020)	$4,755,677	$19	$4,755,696
Comprehensive income:
Net income (loss)									337,818		337,818		337,818
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,615			1,615		1,615
Change in unrealized gains (losses) on derivatives, net of tax								(2,439)			(2,439)		(2,439)
Defined benefit pension plans adjustment								2			2		2

Comprehensive income											336,996		336,996
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.24 per share)									(1,014)		(1,014)		(1,014)
Preferred stock, series C ($18.13 per share)									(14,688)		(14,688)		(14,688)
Issuance of common shares		163,599		163,599		33	3,765				3,798		3,798
Preferred stock issuance costs and related amortization							134		(134)		—		—
Tax benefit related to employee stock option and purchase plans							(1,212)				(1,212)		(1,212)
Stock-based compensation expense							13,802				13,802		13,802
Repurchase of common shares:
Benefit plans			(211,014)	(211,014)						(3,740)	(3,740)		(3,740)
Noncontrolling interest — other											—	(15)	(15)

Balance at June 30, 2010	8,110,370	553,571,384	(67,774,802)	485,796,582	$1,375,370	$110,715	$5,122,583	$(43,333)	$391,169	$(1,869,760)	$5,086,744	$4	$5,086,748

Balance at March 31, 2011	7,300,000	527,493,764	—	527,493,764	$565,000	$105,499	$4,092,334	$(35,401)	$479,655	$—	$5,207,087	$—	$5,207,087
Comprehensive income:
Net income (loss)									(5,648)		(5,648)		(5,648)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,034			1,034		1,034
Change in unrealized gains (losses) on derivatives, net of tax								4,731			4,731		4,731
Defined benefit pension plans adjustment											—		—

Comprehensive income											117		117
Cash dividends:
Common stock ($.10 per share)									(52,253)		(52,253)		(52,253)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)		(2,875)
Preferred stock, series B ($.26 per share)									(1,177)		(1,177)		(1,177)
Issuance of common shares		1,129,399		1,129,399		226	12,079				12,305		12,305
Tax benefit related to employee stock option and purchase plans							(2,216)				(2,216)		(2,216)
Stock-based compensation expense							12,069				12,069		12,069
Repurchase of common shares:
Open market			(9,593,603)	(9,593,603)						(156,105)	(156,105)		(156,105)
Benefit plans			(880,731)	(880,731)						(14,391)	(14,391)		(14,391)
Acquisition of noncontrolling interest											—	8,678	8,678

Balance at June 30, 2011	7,300,000	528,623,163	(10,474,334)	518,148,829	$565,000	$105,725	$4,114,266	$(29,636)	$417,702	$(170,496)	$5,002,561	$8,678	$5,011,239

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’	Noncontrolling	Total
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity	Interest	Equity

Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375,370	$110,444	$5,090,891	$(40,825)	$604,467	$(1,861,738)	$5,278,609	$13	$5,278,622
Comprehensive income:
Net income (loss)									577,958		577,958		577,958
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,678			1,678		1,678
Change in unrealized gains (losses) on derivatives, net of tax								(4,151)			(4,151)		(4,151)
Defined benefit pension plans adjustment								(35)			(35)		(35)

Comprehensive income											575,450		575,450
Cash dividends:
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)		(5,750)
Preferred stock, series B ($.48 per share)									(1,969)		(1,969)		(1,969)
Preferred stock, series C ($36.25 per share)									(29,376)		(29,376)		(29,376)
Restricted stock dividend									(11)		(11)		(11)
Issuance of common shares		1,351,808		1,351,808		271	10,166				10,437		10,437
Preferred stock issuance costs and related amortization							294		(294)		—		—
Tax benefit related to employee stock option and purchase plans							(4,805)				(4,805)		(4,805)
Stock-based compensation expense							26,037				26,037		26,037
Cumulative effect of accounting change									(753,856)		(753,856)		(753,856)
Repurchase of common shares:
Benefit plans			(552,860)	(552,860)						(8,022)	(8,022)		(8,022)
Noncontrolling interest — other											—	(9)	(9)

Balance at June 30, 2010	8,110,370	553,571,384	(67,774,802)	485,796,582	$1,375,370	$110,715	$5,122,583	$(43,333)	$391,169	$(1,869,760)	$5,086,744	$4	$5,086,748

Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565,000	$119,053	$5,939,838	$(44,664)	$308,839	$(1,876,488)	$5,011,578	$—	$5,011,578
Comprehensive income:
Net income (loss)									169,046		169,046		169,046
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								715			715		715
Change in unrealized gains (losses) on derivatives, net of tax								14,105			14,105		14,105
Defined benefit pension plans adjustment								208			208		208

Comprehensive income											184,074		184,074
Cash dividends:
Common stock ($.10 per share)									(52,253)		(52,253)		(52,253)
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)		(5,750)
Preferred stock, series B ($.57 per share)									(2,180)		(2,180)		(2,180)
Issuance of common shares		3,434,058		3,434,058		687	34,553				35,240		35,240
Retirement of common stock in treasury		(70,074,369)	70,074,369	—		(14,015)	(1,889,891)			1,903,906	—		—
Tax benefit related to employee stock option and purchase plans							(7,295)				(7,295)		(7,295)
Stock-based compensation expense							37,061				37,061		37,061
Repurchase of common shares:
Open market			(9,593,603)	(9,593,603)						(156,105)	(156,105)		(156,105)
Benefit plans			(2,635,511)	(2,635,511)						(41,809)	(41,809)		(41,809)
Acquisition of noncontrolling interest											—	8,678	8,678

Balance at June 30, 2011	7,300,000	528,623,163	(10,474,334)	518,148,829	$565,000	$105,725	$4,114,266	$(29,636)	$417,702	$(170,496)	$5,002,561	$8,678	$5,011,239

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Operating activities
Net income	$169,046	$577,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	(9,752)	13,568
Gains on sale of loans and securities, net	—	(5,138)
Gains on debt repurchases	(38,226)	(181,131)
Goodwill and acquired intangible assets impairment and amortization expense	12,127	19,422
Stock-based compensation expense	37,061	26,097
Unrealized (gains)/losses on derivative and hedging activities	396,238	(444,732)
Provisions for loan losses	594,091	741,359
Student loans originated for sale, net	—	(10,482,146)
Decrease in restricted cash — other	53,171	41,403
Decrease (increase) in accrued interest receivable	92,629	(147,462)
Increase in accrued interest payable	69,825	34,677
Decrease in other assets	215,598	1,369,568
(Decrease) in other liabilities	(224,671)	(130,832)

Total adjustments	1,198,091	(9,145,347)

Total net cash provided by (used in) operating activities	1,367,137	(8,567,389)

Investing activities
Student loans acquired and originated	(1,817,664)	(2,661,471)
Reduction of student loans:
Installment payments, claims and other	6,707,474	4,992,892
Proceeds from sales of student loans	380,965	164,046
Other loans — repaid	29,919	100,860
Other investing activities, net	(202,329)	(351,700)
Purchases of available-for-sale securities	(109,616)	(27,885,519)
Proceeds from maturities of available-for-sale securities	133,344	28,725,393
Purchases of other securities	(131,195)	(64,188)
Proceeds from maturities of other securities	127,944	71,812
Decrease (increase) in restricted cash	137,178	(218,129)

Cash provided by investing activities — continuing operations	5,256,020	2,873,996

Cash provided by investing activities — discontinued operations	50,935	68,788

Total net cash provided by investing activities	5,306,955	2,942,784

Financing activities
Borrowings collateralized by loans in trust — issued	3,037,617	2,723,345
Borrowings collateralized by loans in trust — repaid	(5,725,474)	(4,274,591)
Asset-backed commercial paper conduits, net	(444,957)	(1,999,582)
ED Participation Program, net	—	10,849,768
ED Conduit Program Facility, net	(1,728,591)	1,559,198
Other short-term borrowings repaid	—	(198,183)
Other long-term borrowings issued	1,966,806	1,463,538
Other long-term borrowings repaid	(4,132,838)	(4,512,180)
Other financing activities, net	371,145	247,613
Excess tax benefit from the exercise of stock-based awards	895	355
Common stock issued	—	194
Common stock repurchased	(156,105)	—
Common dividends paid	(52,253)	—
Preferred dividends paid	(7,930)	(37,095)
Noncontrolling interest, net	—	(749)

Net cash (used in) provided by financing activities	(6,871,685)	5,821,631

Net (decrease) increase in cash and cash equivalents	(197,593)	197,026
Cash and cash equivalents at beginning of period	4,342,327	6,070,013

Cash and cash equivalents at end of period	$4,144,734	$6,267,039

Cash disbursements made (refunds received) for:
Interest	$1,225,041	$1,144,499

Income taxes paid	$364,171	$48,190

Income taxes (received)	$(21,966)	$(499,041)

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2010 to be consistent with classifications adopted for 2011, and had no effect on net income, total assets, or total liabilities.

Recently Issued Accounting Standards

Troubled Debt Restructurings

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This new guidance clarifies when a loan restructuring constitutes a troubled debt restructuring. Under the new guidance, student loans for which we have granted certain concessions may now be considered troubled debt restructurings that were previously not and this may require us to increase the amount of our allowance for loan losses as certain types of forbearance usage may be considered a concession. This guidance is effective July 1, 2011, applied retrospectively to January 1, 2011. The most likely effect of implementing this new guidance would be to increase the size of our allowance for losses. At this time we have not completed the estimate of the change in our allowance for loan losses that could result from implementing this new guidance.

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This new guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on our fair value measurements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. We believe that the allowance for student loan losses is appropriate to cover probable losses incurred in the loan portfolios. We segregate our Private Education Loan portfolio into two classes of loans — traditional and non-traditional. Non-traditional loans are loans to (i) borrowers attending for-profit schools with an original Fair Isaac and Company (“FICO”) score of less than 670 and (ii) borrowers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the borrower or co-borrower FICO score at origination. Traditional loans are defined as all other Private Education Loans that are not classified as non-traditional.

In determining the allowance for loan losses, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default). In the first quarter of 2011, we implemented a new model to estimate these Private Education Loan defaults. Both the prior model and new model are considered “migration models”. Our prior allowance model (in place through December 31, 2010) segmented the portfolio into categories of similar risk characteristics based on loan program type, school type, loan status, seasoning, underwriting criteria (credit scores) and the existence or absence of a cosigner using school type, credit scores, cosigner status, loan status and seasoning as the primary risk characteristics. Our new model uses these same primary risk characteristics but also further segments the portfolio by the number of months the loan is in its repayment period (seasoning). While our previous allowance process incorporated the impact of seasoning, the new model more directly incorporates this feature. Another change in the new allowance model relates to the historical period of experience that we use as a starting point for projecting future defaults. Our new model is based upon a seasonal average, adjusted to the most recent three to six months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our previous model primarily used a one year historical default experience period and did not include the ability to directly model an economic expectation or collection procedure change. In addition, the previous allowance process included qualitative adjustments for these factors. Our current model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. While the model we use as a part of the allowance for loan losses process changed in the first quarter, the overall process for calculating the appropriate amount of allowance for Private Education Loan loss as disclosed in the 2010 Form 10-K has not changed. We believe that the current model more accurately reflects recent borrower behavior, loan performance, and collection performance, as well as expectations about economic factors. There was no adjustment to our allowance for loan loss upon implementing this new default projection model in the first quarter of 2011. In addition, there was no change in how we estimate the amount we will recover over time related to these defaulted amounts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended June 30, 2011
		Private Education	Other
	FFELP Loans	Loans	Loans	Total

Allowance for Loan Losses
Beginning balance	$190,235	$2,034,318	$73,797	$2,298,350
Total provision	22,313	264,938	3,435	290,686
Charge-offs	(20,827)	(263,580)	(13,665)	(298,072)
Loan sales	(2,697)	—	—	(2,697)
Reclassification of interest reserve(1)	—	6,927	—	6,927

Ending Balance	$189,024	$2,042,603	$63,567	$2,295,194

Allowance:
Ending balance: individually evaluated for impairment	$—	$133,796	$52,125	$185,921
Ending balance: collectively evaluated for impairment	$189,024	$1,908,807	$11,442	$2,109,273
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$563,650	$102,310	$665,960
Ending balance: collectively evaluated for impairment	$141,048,220	$38,093,353	$192,891	$179,334,464
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	3.5%	—%
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	3.7%	—%
Allowance as a percentage of the ending total loan balance	.13%	5.3%	21.5%
Allowance as a percentage of the ending loans in repayment	.20%	7.1%	—%
Allowance coverage of charge-offs (annualized)	2.3	1.9	1.2
Ending total loans(2)	$141,048,220	$38,657,003	$295,201
Average loans in repayment	$94,317,705	$28,488,734	$—
Ending loans in repayment	$94,282,103	$28,871,968	$—

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended June 30, 2010
		Private Education	Other
	FFELP Loans	Loans	Loans	Total

Allowance for Loan Losses
Beginning balance	$186,215	$2,018,676	$78,664	$2,283,555
Total provision	28,613	349,211	4,415	382,239
Charge-offs	(24,235)	(335,766)	(6,553)	(366,554)
Loan sales	(1,908)	—	—	(1,908)
Reclassification of interest reserve(1)	—	10,292	—	10,292

Ending Balance	$188,685	$2,042,413	$76,526	$2,307,624

Allowance:
Ending balance: individually evaluated for impairment	$—	$81,867	$60,360	$142,227
Ending balance: collectively evaluated for impairment	$188,685	$1,960,546	$16,166	$2,165,397
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$363,370	$123,223	$486,593
Ending balance: collectively evaluated for impairment	$145,932,811	$37,735,165	$261,495	$183,929,471
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.10%	5.1%	—%
Charge-offs as a percentage of average loans in repayment (annualized)	.12%	5.3%	—%
Allowance as a percentage of the ending total loan balance	.13%	5.4%	19.9%
Allowance as a percentage of the ending loans in repayment	.23%	7.9%	—%
Allowance coverage of charge-offs (annualized)	1.9	1.5	2.9
Ending total loans(2)	$145,932,811	$38,098,535	$384,718
Average loans in repayment	$82,449,191	$25,178,957	$—
Ending loans in repayment	$82,978,473	$25,721,573	$—

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2011
		Private Education	Other
	FFELP Loans	Loans	Loans	Total

Allowance for Loan Losses
Beginning balance	$188,858	$2,021,580	$72,516	$2,282,954
Total provision	45,435	539,986	8,670	594,091
Charge-offs	(41,140)	(536,582)	(17,619)	(595,341)
Loan sales	(4,129)	—	—	(4,129)
Reclassification of interest reserve(1)	—	17,619	—	17,619

Ending Balance	$189,024	$2,042,603	$63,567	$2,295,194

Allowance:
Ending balance: individually evaluated for impairment	$—	$133,796	$52,125	$185,921
Ending balance: collectively evaluated for impairment	$189,024	$1,908,807	$11,442	$2,109,273
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$563,650	$102,310	$665,960
Ending balance: collectively evaluated for impairment	$141,048,220	$38,093,353	$192,891	$179,334,464
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	3.6%	—%
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	3.8%	—%
Allowance as a percentage of the ending total loan balance	.13%	5.3%	21.5%
Allowance as a percentage of the ending loans in repayment	.20%	7.1%	—%
Allowance coverage of charge-offs (annualized)	2.3	1.9	1.8
Ending total loans(2)	$141,048,220	$38,657,003	$295,201
Average loans in repayment	$94,907,800	$28,308,899	$—
Ending loans in repayment	$94,282,103	$28,871,968	$—

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2010
		Private Education	Other
	FFELP Loans	Loans	Loans	Total

Allowance for Loan Losses
Beginning balance	$161,168	$1,443,440	$76,261	$1,680,869
Total provision	51,609	674,233	15,517	741,359
Charge-offs	(45,639)	(620,244)	(15,252)	(681,135)
Loan sales	(3,602)	—	—	(3,602)
Reclassification of interest reserve(1)	—	20,934	—	20,934
Consolidation of securitization trusts(2)	25,149	524,050	—	549,199

Ending Balance	$188,685	$2,042,413	$76,526	$2,307,624

Allowance:
Ending balance: individually evaluated for impairment	$—	$81,867	$60,360	$142,227
Ending balance: collectively evaluated for impairment	$188,685	$1,960,546	$16,166	$2,165,397
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$363,370	$123,223	$486,593
Ending balance: collectively evaluated for impairment	$145,932,811	$37,735,165	$261,495	$183,929,471
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	4.8%	—%
Charge-offs as a percentage of average loans in repayment (annualized)	.11%	5.0%	—%
Allowance as a percentage of the ending total loan balance	.13%	5.4%	19.9%
Allowance as a percentage of the ending loans in repayment	.23%	7.9%	—%
Allowance coverage of charge-offs (annualized)	2.1	1.6	2.5%
Ending total loans(3)	$145,932,811	$38,098,535	$384,718
Average loans in repayment	$82,443,391	$24,913,768	$—
Ending loans in repayment	$82,978,473	$25,721,573	$—

(1)	Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our previously off-balance sheet securitization trusts.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans as of June 30, 2011 and December 31, 2010.

	FFELP Loan Delinquencies
	June 30,		December 31,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$25,718		$28,214
Loans in forbearance(2)	21,048		22,028
Loans in repayment and percentage of each status:
Loans current	78,201	82.9%	80,026	82.8%
Loans delinquent 31-60 days(3)	5,149	5.5	5,500	5.7
Loans delinquent 61-90 days(3)	2,909	3.1	3,178	3.3
Loans delinquent greater than 90 days(3)	8,023	8.5	7,992	8.2

Total FFELP Loans in repayment	94,282	100%	96,696	100%

Total FFELP Loans, gross	141,048		146,938
FFELP Loan unamortized premium	1,776		1,900

Total FFELP Loans	142,824		148,838
FFELP Loan allowance for losses	(189)		(189)

FFELP Loans, net	$142,635		$148,649

Percentage of FFELP Loans in repayment		66.8%		65.8%

Delinquencies as a percentage of FFELP Loans in repayment		17.1%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		18.2%		18.6%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	June 30,		December 31,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$6,431		$7,419
Loans in forbearance(2)	1,225		1,156
Loans in repayment and percentage of each status:
Loans current	23,964	91.7%	22,850	91.2%
Loans delinquent 31-60 days(3)	759	2.9	794	3.2
Loans delinquent 61-90 days(3)	433	1.7	340	1.4
Loans delinquent greater than 90 days(3)	978	3.7	1,060	4.2

Total traditional loans in repayment	26,134	100%	25,044	100%

Total traditional loans, gross	33,790		33,619
Traditional loans unamortized discount	(775)		(801)

Total traditional loans	33,015		32,818
Traditional loans receivable for partially charged-off loans	629		558
Traditional loans allowance for losses	(1,363)		(1,231)

Traditional loans, net	$32,281		$32,145

Percentage of traditional loans in repayment		77.3%		74.5%

Delinquencies as a percentage of traditional loans in repayment		8.3%		8.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.5%		4.4%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		66.7%		65.2%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan
	Delinquencies
	June 30,		December 31,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$785		$921
Loans in forbearance(2)	205		184
Loans in repayment and percentage of each status:
Loans current	2,030	74.1%	2,038	72.6%
Loans delinquent 31-60 days(3)	204	7.5	217	7.7
Loans delinquent 61-90 days(3)	142	5.2	131	4.7
Loans delinquent greater than 90 days(3)	361	13.2	422	15.0

Total non-traditional loans in repayment	2,737	100%	2,808	100%

Total non-traditional loans, gross	3,727		3,913
Non-traditional loans unamortized discount	(86)		(93)

Total non-traditional loans	3,641		3,820
Non-traditional loans receivable for partially charged-off loans	511		482
Non-traditional loans allowance for losses	(680)		(791)

Non-traditional loans, net	$3,472		$3,511

Percentage of non-traditional loans in repayment		73.5%		71.8%

Delinquencies as a percentage of non-traditional loans in repayment		25.9%		27.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		7.0%		6.1%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		60.0%		55.9%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

The following table provides information regarding accrued interest receivable on our Private Education Loans at June 30, 2011 and December 31, 2010. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Accrued Interest Receivable
		Greater than	Allowance for
		90 days	Uncollectible
	Total	Past Due	Interest

June 30, 2011
Private Education Loans — Traditional	$970,674	$33,319	$50,718
Private Education Loans — Non-Traditional	178,013	17,990	36,412

Total	$1,148,687	$51,309	$87,130

December 31, 2010
Private Education Loans — Traditional	$1,062,289	$34,644	$56,755
Private Education Loans — Non-Traditional	208,587	20,270	37,057

Total	$1,270,876	$54,914	$93,812

FFELP Loans are substantially guaranteed as to their principal and accrued interest in the event of default; therefore, the key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation. For Private Education Loans, the key credit quality indicators are school type, FICO scores, the existence of a cosigner, the loan status and loan seasoning. The school type/FICO score are assessed at origination and maintained through the traditional/non-traditional loan designation. The other Private Education Loan key quality indicators can change and are incorporated quarterly into the allowance for loan losses calculation. The following table

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

highlights the principal balance (excluding the receivable for partially charged-off loans) of our Private Education Loan portfolio stratified by the key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	June 30, 2011		December 31, 2010
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance

Credit Quality Indicators
School Type/FICO Scores:
Traditional	$33,790	90%	$33,619	90%
Non-Traditional(1)	3,727	10	3,913	10

Total	$37,517	100%	$37,532	100%

Cosigners:
With cosigner	$22,650	60%	$22,259	59%
Without cosigner	14,867	40	15,273	41

Total	$37,517	100%	$37,532	100%

Seasoning(2):
1-12 payments	$10,793	29%	$10,932	29%
13-24 payments	6,625	18	6,659	18
25-36 payments	4,592	12	4,457	12
37-48 payments	3,267	9	2,891	8
More than 48 payments	5,024	13	4,253	11
Not yet in repayment	7,216	19	8,340	22

Total	$37,517	100%	$37,532	100%

(1)	Defined as loans to borrowers attending for-profit schools (with a FICO score of less than 670 at origination) and borrowers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

We offer temporary interest rate reductions to Private Education Loan borrowers who are both experiencing financial difficulties and meet other criteria. At June 30, 2011 and December 31, 2010, approximately $564 million and $444 million, respectively, had qualified at some point for an interest rate reduction modification since the inception of the program in May 2009. These modifications met the criteria of a troubled debt restructuring in accordance with ASC 310-40 Receivables — Troubled Debt Restructurings by Creditors and were individually evaluated for impairment. The allowance for loan losses associated with these loans was $134 million and $114 million at June 30, 2011 and December 31, 2010, respectively. Subsequent to modification, $89 million and $53 million defaulted through June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, approximately $284 million and $257 million, respectively, had qualified for the program and were currently receiving a reduction in their interest rate.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Borrowings

The following table summarizes our borrowings as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings:
Senior unsecured debt	$2,464	$16,787	$19,251	$4,361	$15,742	$20,103
Brokered deposits	1,550	1,654	3,204	1,387	3,160	4,547
Retail and other deposits	1,487	—	1,487	1,370	—	1,370
Other(1)	1,004	—	1,004	887	—	887

Total unsecured borrowings	6,505	18,441	24,946	8,005	18,902	26,907

Secured borrowings:
FFELP Loans securitizations	—	109,524	109,524	—	112,425	112,425
Private Education Loans securitizations	—	21,815	21,815	—	21,409	21,409
ED Conduit Program Facility	22,756	—	22,756	24,484	—	24,484
ABCP borrowings	314	5,000	5,314	—	5,853	5,853
Acquisition financing(2)	—	1,010	1,010	—	1,064	1,064
FHLB-DM Facility	1,000	—	1,000	900	—	900
Indentured trusts	—	1,125	1,125	—	1,246	1,246

Total secured borrowings	24,070	138,474	162,544	25,384	141,997	167,381

Total before hedge accounting adjustments	30,575	156,915	187,490	33,389	160,899	194,288
Hedge accounting adjustments	191	3,850	4,041	227	2,644	2,871

Total	$30,766	$160,765	$191,531	$33,616	$163,543	$197,159

(1)	“Other” primarily consists of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Borrowings (Continued)

Secured Borrowings

We currently consolidate all of our financing entities that are variable interest entities (“VIEs”) of which we are the primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Debt Outstanding			Carrying Amount of Assets Securing Debt
	Short	Long		Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings — VIEs:
ED Conduit Program Facility	$22,756	$—	$22,756	$22,802	$647	$572	$24,021
ABCP borrowings	314	5,000	5,314	5,661	77	75	5,813
Securitizations — FFELP Loans	—	109,524	109,524	110,434	3,825	575	114,834
Securitizations — Private Education Loans	—	21,815	21,815	25,084	1,171	753	27,008
Indentured trusts	—	1,125	1,125	1,441	126	13	1,580

Total before hedge accounting adjustments	23,070	137,464	160,534	165,422	5,846	1,988	173,256
Hedge accounting adjustments	—	2,414	2,414	—	—	2,135	2,135

Total	$23,070	$139,878	$162,948	$165,422	$5,846	$4,123	$175,391

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Borrowings (Continued)

	December 31, 2010
	Debt Outstanding			Carrying Amount of Assets Securing Debt
	Short	Long		Outstanding
(Dollars in millions)	Term	Term	Total	Loans	Cash	Other Assets	Total

Secured Borrowings — VIEs:
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

Transactions During the Six Months Ended June 30, 2011

On June 30, 2011, we completed an $825 million Private Education Loan ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.89 percent. This issue has a weighted average life of 4.0 years and an initial overcollateralization of approximately 18 percent.

On May 26, 2011, we completed an $821 million FFELP ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.15 percent. This issue has a weighted average life of 5.8 years and an initial overcollateralization of approximately 3 percent.

On April 26, 2011, we completed a $562 million Private Education Loan ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.99 percent. This issue has a weighted average life of 3.8 years and an initial overcollateralization of approximately 21 percent.

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

We also repurchase our outstanding unsecured debt in both open-market repurchases and public tender offers. Repurchasing debt helps us to better manage our short-term and long-term funding needs by utilizing current excess liquidity to reduce future obligations related to our unsecured borrowings at favorable pricing.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Borrowings (Continued)

During the first half of 2011, we repurchased $885 million of debt and realized gains of $38 million for the six months ended June 30, 2011, compared with $2.7 billion and $181 million the six months ended June 30, 2010.

We have $5.2 billion in Private Education Loan securitization bonds outstanding at June 30, 2011, where we have the ability to call the bonds at a discount to par between the fourth quarter of 2011 and 2014. We have concluded that it is probable we will call these bonds at the call date at their respective discount to par. We consider it probable because we believe that these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, we are accreting this call discount as a reduction to interest expense through the call date. If it becomes less than probable that we will call these bonds at a future date, it will result in our reversing this prior accretion as a cumulative catch-up adjustment. We have accreted approximately $228 million, cumulatively, and $28 million and $56 million in the three and six months ended June 30, 2011 as a reduction of interest expense.

The following table summarizes our securitization activity for the three and six months ended June 30, 2011 and 2010. The securitizations in the periods presented below were accounted for as financings.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
		Loan		Loan		Loan		Loan
	No. of	Amount	No. of	Amount	No. of	Amount	No. of	Amount
(Dollars in millions)	Transactions	Securitized	Transactions	Securitized	Transactions	Securitized	Transactions	Securitized

Securitizations:
FFELP Stafford/PLUS Loans	—	$—	1	$1,211	—	$—	1	$1,211
FFELP Consolidation Loans	1	774	—	—	2	1,546	—	—
Private Education Loans	2	1,699	—	—	2	1,699	1	1,929

Total securitizations	3	$2,473	1	$1,211	4	$3,245	2	$3,140

4.	Derivative Financial Instruments

Our risk management strategy, use and accounting of derivatives has not materially changed from that discussed in our 2010 Form 10-K. Please refer to Note 9, “Derivative Financial Instruments” in our 2010 Form 10-K for a full discussion.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of our derivative instruments at June 30, 2011 and December 31, 2010, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2011 and 2010.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
	Hedged Risk	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(Dollars in millions)	Exposure	2011	2010	2011	2010	2011	2010	2011	2010

Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$972	$967	$158	$200	$1,130	$1,167
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	2,768	1,925	100	101	2,868	2,026
Other(2)	Interest rate	—	—	—	—	3	26	3	26

Total derivative assets(3)		—	—	3,740	2,892	261	327	4,001	3,219
Derivative Liabilities
Interest rate swaps	Interest rate	(43)	(75)	—	—	(291)	(348)	(334)	(423)
Floor Income Contracts	Interest rate	—	—	—	—	(2,390)	(1,315)	(2,390)	(1,315)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(184)	(215)	(1)	—	(185)	(215)
Other(2)	Interest rate	—	—	—	—	—	(1)	—	(1)

Total derivative liabilities(3)		(43)	(75)	(184)	(215)	(2,682)	(1,664)	(2,909)	(1,954)

Net total derivatives		$(43)	$(75)	$3,556	$2,677	$(2,421)	$(1,337)	$1,092	$1,265

(1)	Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net positive or negative position.

(2)	“Other” includes the fair value of Euro-dollar futures contracts, the embedded derivatives in asset-backed financings, and derivatives related to our Total Return Swap Facility. The embedded derivatives are required to be accounted for as derivatives.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Gross position	$4,001	$3,219	$(2,909)	$(1,954)
Impact of master netting agreements	(858)	(782)	858	782

Derivative values with impact of master netting agreements (as carried on balance sheet)	3,143	2,437	(2,051)	(1,172)
Cash collateral (held) pledged	(1,003)	(886)	993	809

Net position	$2,140	$1,551	$(1,058)	$(363)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset position at June 30, 2011 and December 31, 2010 by $77 million and $72 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

are indexed. These adjustments decreased the overall net asset position at June 30, 2011 and December 31, 2010 by $112 million and $129 million, respectively.

	Cash Flow		Fair Value		Trading		Total
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(Dollars in billions)	2011	2010	2011	2010	2011	2010	2011	2010

Notional Values
Interest rate swaps	$1.1	$1.6	$14.0	$13.5	$103.1	$118.9	$118.2	$134.0
Floor Income Contracts	—	—	—	—	57.8	39.3	57.8	39.3
Cross currency interest rate swaps	—	—	16.5	17.5	.3	.3	16.8	17.8
Other(1)	—	—	—	—	1.4	1.0	1.4	1.0

Total derivatives	$1.1	$1.6	$30.5	$31.0	$162.6	$159.5	$194.2	$192.1

(1)	“Other” includes Euro-dollar futures contracts, embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended June 30,
					Unrealized
			Realized Gain		Gain
	Unrealized Gain		(Loss)		(Loss)
	(Loss) on		on		on Hedged		Total Gain
	Derivatives(1)(2)		Derivatives(3)		Item(1)		(Loss)
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Fair Value Hedges:
Interest rate swaps	$203	$437	$121	$129	$(230)	$(475)	$94	$91
Cross currency interest rate swaps	173	(1,733)	83	81	(299)	1,800	(43)	148

Total fair value derivatives	376	(1,296)	204	210	(529)	1,325	51	239
Cash Flow Hedges:
Interest rate swaps	—	1	(9)	(15)	—	—	(9)	(14)

Total cash flow derivatives	—	1	(9)	(15)	—	—	(9)	(14)
Trading:
Interest rate swaps	54	289	17	(6)	—	—	71	283
Floor Income Contracts	(277)	(42)	(202)	(222)	—	—	(479)	(264)
Cross currency interest rate swaps	16	33	2	2	—	—	18	35
Other	20	12	13	(1)	—	—	33	11

Total trading derivatives	(187)	292	(170)	(227)	—	—	(357)	65

Total	189	(1,003)	25	(32)	(529)	1,325	(315)	290
Less: realized gains recorded in interest expense	—	—	195	195	—	—	195	195

Gains (losses) on derivative and hedging activities, net	$189	$(1,003)	$(170)	$(227)	$(529)	$1,325	$(510)	$95

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

	Six Months Ended June 30,
			Realized Gain		Unrealized
	Unrealized Gain		(Loss)		Gain
	(Loss) on		on		(Loss)		Total Gain
	Derivatives(1)(2)		Derivatives(3)		on Hedged Item(1)		(Loss)
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Fair Value Hedges:
Interest rate swaps	$5	$492	$249	$249	$(25)	$(538)	$229	$203
Cross currency interest rate swaps	874	(3,081)	159	182	(1,177)	3,163	(144)	264

Total fair value derivatives	879	(2,589)	408	431	(1,202)	2,625	85	467
Cash Flow Hedges:
Interest rate swaps	(2)	—	(23)	(30)	—	—	(25)	(30)

Total cash flow derivatives	(2)	—	(23)	(30)	—	—	(25)	(30)
Trading:
Interest rate swaps	32	400	57	—	—	—	89	400
Floor Income Contracts	(126)	(23)	(428)	(433)	—	—	(554)	(456)
Cross currency interest rate swaps	(1)	26	4	3	—	—	3	29
Other	23	6	12	(2)	—	—	35	4

Total trading derivatives	(72)	409	(355)	(432)	—	—	(427)	(23)

Total	805	(2,180)	30	(31)	(1,202)	2,625	(367)	414
Less: realized gains recorded in interest expense	—	—	385	401	—	—	385	401

Gains (losses) on derivative and hedging activities, net	$805	$(2,180)	$(355)	$(432)	$(1,202)	$2,625	$(752)	$13

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Total losses on cash flow hedges	$(3)	$(11)	$(5)	$(26)
Realized losses reclassified to interest expense(1)(2)(3)	8	10	18	22
Hedge ineffectiveness reclassified to earnings(1)(4)	—	(1)	1	—

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$5	$(2)	$14	$(4)

(1)	Amounts included in “Realized gains (losses) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	We expect to reclassify $7 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of cash flow hedges that were hedging debt instruments that are outstanding as of the reporting date.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged at June 30, 2011 and December 31, 2010 related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2011	December 31, 2010

Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,003	$886
Securities at fair value (not recorded in financial statements)(2)	1,053	585

Total collateral held	$2,056	$1,471

Derivative asset at fair value including accrued interest	$3,465	$2,540

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$993	$809
Securities at fair value (recorded in restricted investments)(3)	13	36

Total collateral pledged	$1,006	$845

Derivative liability at fair value including accrued interest and premium receivable	$933	$747

(1)	At June 30, 2011 and December 31, 2010, $136 million and $108 million, respectively, were held in restricted cash accounts.

(2)	We do not have the ability to sell or re-pledge these securities. As such, the securities are not recorded in the financial statements.

(3)	Counterparty has the right to sell or re-pledge securities.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $864 million with our counterparties as of the collateral call date. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $215 million and have posted $239 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would not be required to deliver additional assets to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Other Assets

The following table provides detail on our other assets at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Ending	% of	Ending	% of
(Dollars in millions)	Balance	Balance	Balance	Balance

Derivatives at fair value	$3,143	31%	$2,437	27%
Accrued interest receivable	2,835	28	2,927	33
Income tax asset, net current and deferred	1,511	15	1,283	14
Accounts receivable — general	1,371	14	730	8
Benefit and insurance-related investments	464	5	462	5
Other loans, net	232	2	271	3
Fixed assets, net	225	2	291	4
Purchased paper-related receivables	68	1	96	1
Other	281	2	473	5

Total	$10,130	100%	$8,970	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a net asset position by counterparty, exclusive of accrued interest and collateral. At June 30, 2011 and December 31, 2010, these balances included $3.6 billion and $2.7 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of June 30, 2011 and December 31, 2010, the cumulative mark-to-market adjustment to the hedged debt was $(3.9) billion and $(2.7) billion, respectively.

6.	Stockholders’ Equity and Stock-Based Compensation

The following table summarizes our common share repurchases and issuances for the three and six months ended June 30, 2011 and 2010.

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
(Dollars and shares in millions, except per share data)	2011	2010	2011	2010

Common shares repurchased:
Open market	9.6	—	9.6	—
Benefit plans(1)	.9	.2	2.6	.6

Total shares repurchased	10.5	.2	12.2	.6

Average purchase price per share	$16.28	$17.72	$16.18	$14.51

Common shares issued	1.1	.2	3.4	1.4

Authority remaining at end of period for repurchases(2)	$144.1	38.8	$144.1	38.8

(1)	Includes shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	In April 2011 we authorized the repurchase of up to $300 million of outstanding common stock in open market transactions, and terminated the previous stock repurchase program which had authorized the repurchase of up to 342.5 million shares.

The closing price of our common stock on the New York Stock Exchange on June 30, 2011 was $16.81.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity and Stock-Based Compensation (Continued)

In March 2011, we retired all 70 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $1.9 billion, with corresponding decreases of $14 million in common stock and $1.9 billion in additional paid-in capital. There was no impact to total equity from this transaction.

In the first quarter, we changed our stock-based compensation plans so that retirement eligible employees would not forfeit unvested stock-based compensation upon their retirement. This change had the effect of accelerating $11 million of future stock-based compensation expenses associated with these unvested stock grants into the current period for those employees who are retirement eligible or who will become retirement eligible prior to the vesting date.

Dividend and Share Repurchase Program

On April 20, 2011, we declared a quarterly dividend of $.10 per share on our common stock, the first since early 2007. The dividend was paid on June 17, 2011, to shareholders of record at the close of business on June 3, 2011. In July 2011, we declared a $.10 per common share dividend to be paid on September 16, 2011. In April 2011, we also authorized the repurchase of up to $300 million of outstanding common stock in open market transactions and terminated all previous authorizations. During the second quarter 2011, we repurchased 9.6 million shares for an aggregate purchase price of $156 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Net income (loss) from continuing operations	$(17,130)	$344,772	$159,294	$591,526
Less: preferred stock dividends	4,052	18,711	7,930	37,389

Net income (loss) from continuing operations attributable to common stock	(21,182)	326,061	151,364	554,137
Adjusted for dividends of Series C Preferred Stock(1)	—	14,688	—	29,376

Net income (loss) from continuing operations attributable to common stock, adjusted	(21,182)	340,749	151,364	583,513
Income (loss) from discontinued operations	11,482	(6,954)	9,752	(13,568)

Net income (loss) attributable to common stock, adjusted	$(9,700)	$333,795	$161,116	$569,945

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	523,808	484,832	525,269	484,547
Effect of dilutive securities:
Dilutive effect of Series C Preferred Stock(1)	—	41,240	—	41,240
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(2)	—	1,319	5,596	1,226

Dilutive potential common shares(3)	—	42,559	5,596	42,466

Weighted average shares used to compute diluted EPS	523,808	527,391	530,865	527,013

Basic earnings (loss) per common share:
Continuing operations	$(.04)	$.67	$.29	$1.15
Discontinued operations	.02	(.01)	.02	(.03)

Total	$(.02)	$.66	$.31	$1.12

Diluted earnings (loss) per common share:
Continuing operations	$(.04)	$.64	$.28	$1.11
Discontinued operations	.02	(.01)	.02	(.03)

Total	$(.02)	$.63	$.30	$1.08

(1)	Our 7.25 percent mandatory convertible preferred stock Series C was issued on December 31, 2007. The Series C Preferred Stock was fully converted to common shares on December 15, 2010.

(2)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(3)	For the three months ended June 30, 2011 and 2010, stock options covering approximately 33 million and 17 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2011 and 2010, stock options covering approximately 13 million and 17 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Restructuring Activities

The following table summarizes the restructuring expenses incurred during the three and six months ended June 30, 2011 and 2010 and cumulative restructuring expenses incurred through June 30, 2011 associated with our restructuring plans.

					Cumulative
	Three Months Ended		Six Months Ended		Expense(1) as of
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Severance costs	$1,258	$17,658	$2,638	$42,455	$165,440
Lease and other contract termination costs	—	107	—	107	10,929
Exit and other costs	336	43	2,517	50	18,760

Total restructuring costs from continuing operations(1)	1,594	17,808	5,155	42,612	195,129
Total restructuring costs from discontinued operations	9	(142)	(12)	1,336	29,221

Total	$1,603	$17,666	$5,143	$43,948	$224,350

(1)	Aggregate restructuring expenses from continuing operations incurred across our reportable segments are disclosed in Note 11, “Segment Reporting.”

Since the fourth quarter of 2007 through June 30, 2011, severance costs were incurred in conjunction with aggregate completed and planned position eliminations across all of our reportable segments, ranging from senior executives to servicing center personnel.

The following table summarizes changes in the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

		Lease and
		Other
		Contract
	Severance	Termination	Exit and
	Costs	Costs	Other Costs	Total

Balance at December 31, 2009	$9,195	$3,781	$—	$12,976
Net accruals from continuing operations	80,536	1,430	3,270	85,236
Net accruals from discontinued operations	3,108	2,384	70	5,562
Cash paid	(45,235)	(3,440)	(1,678)	(50,353)

Balance at December 31, 2010	47,604	4,155	1,662	53,421
Net accruals from continuing operations	2,638	—	2,517	5,155
Net accruals from discontinued operations	(18)	—	6	(12)
Cash paid	(34,534)	(889)	(4,185)	(39,608)

Balance at June 30, 2011	$15,690	$3,266	$—	$18,956

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. During the three and six months ended June 30, 2011, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments. Please refer to Note 15, “Fair Value Measurements” in our 2010 Form 10-K for a full discussion.

The following tables summarize the valuation of our financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of June 30, 2011 and December 31, 2010.

	Fair Value Measurements on a Recurring				Fair Value Measurements on a Recurring
	Basis as of June 30, 2011				Basis as of December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Available-for-sale investments:
U.S. Treasury securities	$20	$—	$—	$20	$39	$—	$—	$39
Agency residential mortgage backed securities	—	64	—	64	—	68	—	68
Guaranteed investment contracts	—	21	—	21	—	20	—	20
Other	—	12	—	12	—	12	—	12

Total available-for-sale investments	20	97	—	117	39	100	—	139
Derivative instruments:(1)
Interest rate swaps	—	1,011	119	1,130	—	1,017	150	1,167
Cross currency interest rate swaps	—	447	2,421	2,868	—	427	1,599	2,026
Other	—	—	3	3	—	—	26	26

Total derivative assets	—	1,458	2,543	4,001	—	1,444	1,775	3,219
Counterparty netting				(858)				(782)

Subtotal(3)				3,143				2,437
Cash collateral held				(1,003)				(886)

Net derivative assets				2,140				1,551

Total	$20	$1,555	$2,543	$2,257	$39	$1,544	$1,775	$1,690

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(135)	$(199)	$(334)	$—	$(183)	$(240)	$(423)
Floor Income Contracts	—	(2,390)	—	(2,390)	—	(1,315)	—	(1,315)
Cross currency interest rate swaps	—	(37)	(148)	(185)	—	(43)	(172)	(215)
Other	—	—	—	—	(1)	—	—	(1)

Total derivative instruments	—	(2,562)	(347)	(2,909)	(1)	(1,541)	(412)	(1,954)
Counterparty netting				858				782

Subtotal(3)				(2,051)				(1,172)
Cash collateral pledged				993				809

Net derivative liabilities				(1,058)				(363)

Total	$—	$(2,562)	$(347)	$(1,058)	$(1)	$(1,541)	$(412)	$(363)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011(3)				Three Months Ended June 30, 2010(3)
	Derivative Instruments				Derivative Instruments
		Cross				Cross
		Currency		Total		Currency		Total
	Interest	Interest		Derivative	Interest	Interest		Derivative
(Dollars in millions)	Rate Swaps	Rate Swaps	Other	Instruments	Rate Swaps	Rate Swaps	Other	Instruments

Balance, beginning of period	$(85)	$2,011	$26	$1,952	$(329)	$1,548	$(22)	$1,197
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	6	321	33	360	165	(1,086)	11	(910)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(1)	(59)	(56)	(116)	2	(39)	2	(35)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(80)	$2,273	$3	$2,196	$(162)	$423	$(9)	$252

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$5	$262	$14	$281	$161	$(1,125)	$12	$(952)

	Six Months Ended June 30, 2011(3)
	Derivative Instruments
		Cross
		Currency		Total
	Interest	Interest		Derivative
(Dollars in millions)	Rate Swaps	Rate Swaps	Other	Instruments

Balance, beginning of period	$(90)	$1,427	$26	$1,363
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	34	954	35	1,023
Included in other comprehensive income	—	—	—	—
Settlements	(24)	(108)	(58)	(190)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(80)	$2,273	$3	$2,196

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$10	$844	$13	$867

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements (Continued)

	Six Months Ended June 30, 2010
		Derivative Instruments
				Cross
				Currency		Total
	Residual	Interest	Floor Income	Interest		Derivative
(Dollars in millions)	Interests	Rate Swaps	Contracts	Rate Swaps	Other	Instruments	Total

Balance, beginning of period	$1,828	$(272)	$(54)	$1,596	$(18)	$1,252	$3,080
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	160	3	(1,959)	4	(1,792)	(1,792)
Included in other comprehensive income	—	—	—	—	—	—	—
Settlements	—	6	51	(87)	5	(25)	(25)
Cumulative effect of accounting change(3)	(1,828)	(56)	—	873	—	817	(1,011)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$—	$(162)	$—	$423	$(9)	$252	$252

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$161	$—	$(2,047)	$6	$(1,880)	$(1,880)

(1)	“Included in earnings” comprises the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Gains (losses) on derivative and hedging activities, net	$303	$(948)	$916	$(1,876)
Interest expense	57	38	107	84

Total	$360	$(910)	$1,023	$(1,792)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(3)	Upon adoption of new consolidation accounting guidance on January 1, 2010, we consolidated previously off-balance sheet securitization trusts. This resulted in the removal of the Residual Interests and the recording of the fair value of swaps previously not in our consolidated results.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments, as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$140,341	$142,635	$(2,294)	$147,163	$148,649	$(1,486)
Private Education Loans	33,086	35,753	(2,667)	30,949	35,656	(4,707)
Other loans (presented in “other assets” on the balance sheet)	84	232	(148)	88	270	(182)
Cash and investments(1)	11,359	11,359	—	11,553	11,553	—

Total earning assets	184,870	189,979	(5,109)	189,753	196,128	(6,375)

Interest-bearing liabilities
Short-term borrowings	30,748	30,766	18	33,604	33,616	12
Long-term borrowings	151,843	160,765	8,922	154,355	163,544	9,189

Total interest-bearing liabilities	182,591	191,531	8,940	187,959	197,160	9,201

Derivative financial instruments
Floor Income/Cap contracts	(2,390)	(2,390)	—	(1,315)	(1,315)	—
Interest rate swaps	796	796	—	744	744	—
Cross currency interest rate swaps	2,683	2,683	—	1,811	1,811	—
Other	3	3	—	25	25	—

Excess of net asset fair value over carrying value			$3,831			$2,826

(1)	“Cash and investments” includes available-for-sale investments that consist of investments that are primarily U.S. Treasury or U.S. agency securities whose cost basis is $113 million and $137 million at June 20, 2011 and December 31, 2010, respectively, versus a fair value of $117 million and $139 million at June 30, 2011 and December 31, 2010, respectively.

10.	Commitments and Contingencies

Mark A. Arthur et al. v. Sallie Mae, Inc.  As previously disclosed, this class action suit involves allegations made in U.S. District Court for the Western District of Washington that we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs are seeking statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. We have denied vigorously all claims asserted against us, but previously agreed to a preliminary settlement of $19.5 million to avoid the burden and expense of continued litigation. Subsequent to reaching this preliminary settlement, we filed submissions with the Court to advise that additional individuals were omitted from the original notice list of class members.

On August 3, 2011, we reached an agreement in principle through a memorandum of understanding with the Plaintiffs on behalf of the settlement class, and we expect to formalize that agreement and request Court approval during the next several months. Under the memorandum of understanding, we have agreed to increase the settlement fund to $24.15 million. We have $24.15 million accrued related to this matter as of June 30, 2011.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Commitments and Contingencies (Continued)

In the ordinary course of business, we and our subsidiaries are defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damage are asserted against us and our subsidiaries.

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

FFELP Loans Segment

Our FFELP Loans segment consists of our $142.6 billion FFELP Loan portfolio as of June 30, 2011 and the underlying debt and capital funding the loans. We no longer originate FFELP Loans; however, we are actively seeking to acquire FFELP Loan portfolios.

The following table includes asset information for our FFELP Loans segment.

	June 30,	December 31,
	2011	2010

FFELP Loans, net	$142,635	$148,649
Cash and investments(1)	6,041	5,963
Other	4,418	3,911

Total assets	$153,094	$158,523

(1)	Includes restricted cash and investments.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Consumer Lending Segment

We originate, acquire, finance and service Private Education Loans. The portfolio totaled $35.8 billion at June 30, 2011. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education.

The following table includes asset information for our Consumer Lending segment.

	June 30,	December 31,
	2011	2010

Private Education Loans, net	$35,753	$35,656
Cash and investments(1)	2,794	3,372
Other	4,506	4,004

Total assets	$43,053	$43,032

(1)	Includes restricted cash and investments.

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

At June 30, 2011 and December 31, 2010, the Business Services segment had total assets of $799 million and $930 million, respectively.

Other Segment

The Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

At June 30, 2011 and December 31, 2010, the Other segment had total assets of $3.4 billion and $2.8 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2011
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$721	$600	$—	$—	$—	$1,321	$129	$1,450
Other loans	—	—	—	5	—	5	—	5
Cash and investments	1	2	2	2	(2)	5	—	5

Total interest income	722	602	2	7	(2)	1,331	129	1,460
Total interest expense	357	201	—	14	(2)	570	22	592

Net interest income (loss)	365	401	2	(7)	—	761	107	868
Less: provisions for loan losses	23	265	—	3	—	291	—	291

Net interest income (loss) after provisions for loan losses	342	136	2	(10)	—	470	107	577
Servicing revenue	21	15	244	—	(187)	93	—	93
Contingency revenue	—	—	86	—	—	86	—	86
Gains on debt repurchases	—	—	—	—	—	—	—	—
Other income (loss)	—	—	11	3	—	14	(521)	(507)

Total other income (loss)	21	15	341	3	(187)	193	(521)	(328)
Expenses:
Direct operating expenses	192	73	121	—	(187)	199	—	199
Overhead expenses	—	—	—	69	—	69	—	69

Operating expenses	192	73	121	69	(187)	268	—	268
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	6	6
Restructuring expenses	—	1	—	1	—	2	—	2

Total expenses	192	74	121	70	(187)	270	6	276

Income (loss) from continuing operations, before income tax expense (benefit)	171	77	222	(77)	—	393	(420)	(27)
Income tax expense (benefit)(3)	63	28	82	(29)	—	144	(154)	(10)

Net income (loss) from continuing operations	108	49	140	(48)	—	249	(266)	(17)
Income from discontinued operations, net of taxes	—	—	—	11	—	11	—	11

Net income (loss)	$108	$49	$140	$(37)	$—	$260	$(266)	$(6)

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2011
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$107	$—	$107
Total other income (loss)	(521)	—	(521)
Goodwill and acquired intangible assets impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(414)	$(6)	(420)

Income tax benefit			(154)

Net loss			$(266)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Three Months Ended June 30, 2010
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$744	$575	$—	$—	$—	$1,319	$132	$1,451
Other loans	—	—	—	7	—	7	—	7
Cash and investments	2	4	4	1	(4)	7	—	7

Total interest income (loss)	746	579	4	8	(4)	1,333	132	1,465
Total interest expense	382	183	—	11	(4)	572	(3)	569

Net interest income (loss)	364	396	4	(3)	—	761	135	896
Less: provisions for loan losses	29	349	—	4	—	382	—	382

Net interest income (loss) after provisions for loan losses	335	47	4	(7)	—	379	135	514
Servicing revenue	15	21	228	—	(165)	99	—	99
Contingency revenue	—	—	88	—	—	88	—	88
Gains on debt repurchases	—	—	—	91	—	91	—	91
Other income	—	—	13	—	—	13	76	89

Total other income (loss)	15	21	329	91	(165)	291	76	367
Expenses:
Direct operating expenses	187	86	133	2	(165)	243	—	243
Overhead expenses	—	—	—	66	—	66	—	66

Operating expenses	187	86	133	68	(165)	309	—	309
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	10	10
Restructuring expenses	15	1	2	—	—	18	—	18

Total expenses	202	87	135	68	(165)	327	10	337

Income (loss) from continuing operations, before income tax expense (benefit)	148	(19)	198	16	—	343	201	544
Income tax expense (benefit)(3)	53	(7)	71	8	—	125	74	199

Net income (loss) from continuing operations	95	(12)	127	8	—	218	127	345
Loss from discontinued operations, net of taxes	—	—	—	(7)	—	(7)	—	(7)

Net income (loss)	$95	$(12)	$127	$1	$—	$211	$127	$338

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2010
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$135	$—	$135
Total other income	76	—	76
Goodwill and acquired intangible assets impairment and amortization	—	10	10

Total “Core Earnings” adjustments to GAAP	$211	$(10)	201

Income tax expense			74

Net income			$127

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Six Months Ended June 30, 2011
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$1,457	$1,204	$—	$—	$—	$2,661	$270	$2,931
Other loans	—	—	—	11	—	11	—	11
Cash and investments	2	5	5	3	(5)	10	—	10

Total interest income (loss)	1,459	1,209	5	14	(5)	2,682	270	2,952
Total interest expense	726	399	—	29	(5)	1,149	37	1,186

Net interest income (loss)	733	810	5	(15)	—	1,533	233	1,766
Less: provisions for loan losses	46	540	—	8	—	594	—	594

Net interest income (loss) after provisions for loan losses	687	270	5	(23)	—	939	233	1,172
Servicing revenue	46	32	489	—	(376)	191	—	191
Contingency revenue	—	—	164	—	—	164	—	164
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income	—	—	21	6	—	27	(754)	(727)

Total other income (loss)	46	32	674	70	(376)	446	(780)	(334)
Expenses:
Direct operating expenses	387	155	249	9	(376)	424	—	424
Overhead expenses	—	—	—	148	—	148	—	148

Operating expenses	387	155	249	157	(376)	572	—	572
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	12	12
Restructuring expenses	1	2	1	1	—	5	—	5

Total expenses	388	157	250	158	(376)	577	12	589

Income (loss) from continuing operations, before income tax expense (benefit)	345	145	429	(111)	—	808	(559)	249
Income tax expense (benefit)(3)	127	54	158	(41)	—	298	(208)	90

Net income (loss) from continuing operations	218	91	271	(70)	—	510	(351)	159
Income from discontinued operations, net of taxes	—	—	—	10	—	10	—	10

Net income (loss)	$218	$91	$271	$(60)	$—	$520	$(351)	$169

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2011
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$233	$—	$233
Total other income (loss)	(780)	—	(780)
Goodwill and acquired intangible assets impairment and amortization	—	12	12

Total “Core Earnings” adjustments to GAAP	$(547)	$(12)	(559)

Income tax benefit			(208)

Net loss			$(351)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Six Months Ended June 30, 2010
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$1,386	$1,141	$—	$—	$—	$2,527	$296	$2,823
Other loans	—	—	—	16	—	16	—	16
Cash and investments	4	6	8	1	(8)	11	—	11

Total interest income (loss)	1,390	1,147	8	17	(8)	2,554	296	2,850
Total interest expense	718	356	—	21	(8)	1,087	13	1,100

Net interest income (loss)	672	791	8	(4)	—	1,467	283	1,750
Less: provisions for loan losses	52	674	—	15	—	741	—	741

Net interest income (loss) after provisions for loan losses	620	117	8	(19)	—	726	283	1,009
Servicing revenue	36	41	473	—	(329)	221	—	221
Contingency revenue	—	—	168	—	—	168	—	168
Gains on debt repurchases	—	—	—	181	—	181	—	181
Other income	—	—	24	11	—	35	(5)	30

Total other income (loss)	36	41	665	192	(329)	605	(5)	600
Expenses:
Direct operating expenses	375	166	252	4	(329)	468	—	468
Overhead expenses	—	—	—	129	—	129	—	129

Operating expenses	375	166	252	133	(329)	597	—	597
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	19	19
Restructuring expenses	33	3	5	2	—	43	—	43

Total expenses	408	169	257	135	(329)	640	19	659

Income (loss) from continuing operations, before income tax expense (benefit)	248	(11)	416	38	—	691	259	950
Income tax expense (benefit)(3)	89	(4)	149	18	—	252	106	358

Net income (loss) from continuing operations	159	(7)	267	20	—	439	153	592
Loss from discontinued operations, net of taxes	—	—	—	(14)	—	(14)	—	(14)

Net income (loss)	$159	$(7)	$267	$6	$—	$425	$153	$578

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2010
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$283	$—	$283
Total other income (loss)	(5)	—	(5)
Goodwill and acquired intangible assets impairment and amortization	—	19	19

Total “Core Earnings” adjustments to GAAP	$278	$(19)	259

Income tax benefit			106

Net loss			$153

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The two adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The following table reflects aggregate adjustments associated with these areas for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(414)	$211	$(547)	$278
Net impact of acquired intangibles(2)	(6)	(10)	(12)	(19)
Net tax effect(3)	154	(74)	208	(106)

Total “Core Earnings” adjustments to GAAP	$(266)	$127	$(351)	$153

(1)	Derivative accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market derivative valuations on derivatives that do not qualify for hedge accounting treatment under GAAP and periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges. These unrealized gains and losses occur in our FFELP Loans, Consumer Lending and Other business segments. Under GAAP, for derivatives that are held to maturity, the cumulative net unrealized gain or loss at the time of maturity will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognized the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

(2)	Goodwill and Acquired Intangibles: We exclude goodwill and intangible impairment and amortization of acquired intangibles.

(3)	Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

12.	Discontinued Operations

Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods. In the fourth quarter of 2010, we began actively marketing our Purchased Paper — Non-Mortgage business for sale and concluded it was probable this business would be sold within one year at which time we would exit the business. The Purchased Paper — Non-Mortgage business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. As a result, we have classified the business as held-for-sale, and, as such, the results of operations of this business were required to be presented in discontinued operations beginning in the fourth quarter of 2010. In connection with this classification, we are required to carry this business at the lower of fair value or historical cost basis. This resulted in us recording an after-tax loss of $52 million from discontinued operations in the fourth quarter of 2010, primarily due to adjusting the value of this business to its estimated fair value. We are currently seeking bids for this portfolio and anticipate closing on the sale in the second half of 2011.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2011 and for the three and six months ended
June 30, 2011 and 2010 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Discontinued Operations (Continued)

The following table summarizes the discontinued assets and liabilities at June 30, 2011 and December 31, 2010, respectively.

	June 30,	December 31,
	2011	2010

Assets:
Cash and equivalents	$11,912	$3,848
Other assets	139,087	176,916

Assets of discontinued operations	$150,999	$180,764

Liabilities:
Liabilities of discontinued operations	$5,336	$6,300

At June 30, 2011 and December 31, 2010, other assets of our discontinued operations consist primarily of the Purchased Paper — Non-Mortgage loan portfolio and a deferred tax asset for intangibles that will be realized upon the sale of our Purchased Paper — Non-Mortgage business. At June 30, 2011 and December 31, 2010, liabilities of our discontinued operations consist primarily of restructuring liabilities related to severance and contract termination costs.

The following table summarizes the discontinued operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Discontinued operations:
Income (loss) from discontinued operations before income taxes	$18,217	$(9,829)	$15,273	$(19,808)
Income tax expense (benefit)	6,735	(2,875)	5,521	(6,240)

Income (loss) from discontinued operations, net of taxes	$11,482	$(6,954)	$9,752	$(13,568)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

This report contains forward-looking statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010, in this Quarterly Report on Form 10-Q, and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

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

Selected Financial Information and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in millions, except per share data)	2011	2010	2011	2010

GAAP Basis
Net income (loss)	$(6)	$338	$169	$578
Diluted earnings (loss) per common share(1)	$(.02)	$.63	$.30	$1.08
Weighted average shares used to compute diluted earnings (loss) per share	524	527	531	527
Return on assets	(.01)%	.68%	.18%	.59%
“Core Earnings” Basis(2)
“Core Earnings” net income	$260	$211	$520	$425
“Core Earnings” diluted earnings per common share(1)	$.48	$.39	$.96	$.79
Weighted average shares used to compute diluted earnings per share	530	527	531	527
“Core Earnings” return on assets	.54%	.43%	.54%	.44%
Other Operating Statistics
Ending FFELP Loans, net	$142,635	$148,492	$142,635	$148,492
Ending Private Education Loans, net	35,753	35,151	35,753	35,151

Ending total student loans, net	$178,388	$183,643	$178,388	$183,643

Average student loans	$180,783	$184,571	$182,575	$183,060

(1)	Preferred dividends of $15 million and $29 million, applicable to our convertible Series C Preferred Stock, were added back to the numerator in the three and six months ended June 30, 2010, respectively, in computing diluted earnings per share, as the Series C Preferred Stock was dilutive. The Series C Preferred Stock was fully converted to common shares on December 15, 2010.

(2)	“Core Earnings” are non-GAAP measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “’Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

Our primary business is to help students and families save, plan and pay for college. As part of this, we originate, service and collect loans made to students and/or their parents to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States, through our non-federally guaranteed Private Education Loan programs and as a servicer and collector of loans for the U.S. Department of Education (“ED”). In addition we are the largest holder, servicer and collector of loans made under the Federal Family Education Loan Program (“FFELP”), a program that was recently discontinued.

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

We earn fee income by providing student loan-related services including student loan servicing, loan default aversion and defaulted loan collections, transaction processing capabilities and information technology to educational institutions, and 529 college-savings plan program management services and a consumer savings network.

We monitor and assess our ongoing operations and results based on the following four reportable segments:

•	FFELP Loans segment — Consists of our $142.6 billion and $148.7 billion FFELP Loan portfolio and the underlying debt and capital funding the loans as of June 30, 2011 and December 31, 2010, respectively. We no longer originate FFELP Loans; however, we are actively seeking to acquire, and have acquired, FFELP Loan portfolios. The portfolio has a weighted average remaining life of 7.65 years.

•	Consumer Lending segment — We originate, acquire, finance and service Private Education Loans. The portfolio totaled $35.8 billion and $35.7 billion at June 30, 2011 and December 31, 2010, respectively. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education.

•	Business Services segment — In this segment we provide loan servicing to our FFELP Loans segment, ED and other third parties. We provide default aversion work and contingency collections on behalf of Guarantors, colleges, ED and other third parties. Through our Campus Solutions business we provide comprehensive financing and transaction processing solutions to college financial aid offices and students to streamline the financial aid process. We also perform account asset servicing and other transaction processing activities.

•	Other segment — primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios, provision for loan losses, financing costs, costs necessary to generate new assets, the revenues and expenses generated by our service businesses, and gains and losses on loan sales, debt repurchases and derivatives. We manage and assess the performance of each business segment separately as each is focused on different customer bases and derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provision for loan losses; charge-offs and delinquencies; servicing and contingency revenues; other income/(loss); operating expenses; and “Core Earnings”) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

First Half of 2011 Summary of Results

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

In this environment, we were able to achieve significant accomplishments in the first half of 2011 as discussed below.

We report financial results on a GAAP basis and also present certain “Core Earnings” performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these “Core Earnings” measures to monitor our business performance. See “’Core Earnings’ — Definition and Limitations” for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

GAAP second quarter 2011 net loss was $6 million ($.02 diluted loss per share), versus net income of $338 million ($.63 diluted earnings per share) in the same quarter last year. We manage our business segments on a “Core Earnings” basis. The primary difference between our “Core Earnings” and GAAP results for the second quarter of 2011 is a $414 million unrealized, mark-to-market loss on certain derivative contracts recognized in GAAP but not in “Core Earnings” results.

“Core Earnings” were $260 million ($.48 diluted earnings per share) for the second quarter 2011, compared with $211 million ($.39 diluted earnings per share) for the year-ago period. Improved loan loss provision and operating expenses more than offset lower debt repurchase gains.

During the first half of 2011, we raised $2 billion of unsecured debt and issued $1.6 billion of FFELP asset-backed securities and $1.4 billion of Private Education Loan securities. We also repurchased $885 million of debt and realized “Core Earnings” gains of $64 million for the six months ended June 30, 2011, compared with $2.7 billion and $181 million in the six months ended June 30, 2010.

In the second-quarter 2011, we utilized $156 million to repurchase 9.6 million common shares on the open market as part of our $300 million share repurchase program announced in April. We declared and paid a $.10 per share common dividend during the second quarter of 2011.

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

Reduce Operating Expenses

The elimination of FFELP by HCERA greatly reduced the scope of our historical revenue generating capabilities. In 2010 we originated $14 billion of loans, 84 percent of them FFELP Loans; in 2011 we expect to originate $2.5 billion of new loans, all of them Private Education Loans. Our FFELP related revenues will decline over the coming years. As a result, we must effectively match our cost structure to our ongoing business. We have set a goal of getting to a quarterly operating expense of $250 million in the fourth quarter 2011 and are on track to achieve this goal. Operating expenses were $268 million in the second quarter of 2011. Operating expenses in the second quarter of 2011 included $13 million of servicing costs related to the $25 billion student loan portfolio acquisition at the end of last year and $2 million for litigation contingencies. We expect these servicing costs to decline as the acquired portfolio converts to our loan servicing system in the second half of 2011. These charges notwithstanding, we expect to achieve our quarterly operating expense target of $250 million in the fourth quarter of 2011.

Maximize Cash Flows from FFELP Loans

We have a $142.6 billion portfolio of FFELP Loans that is expected to generate significant amounts of cash flow and earnings in the coming years. We plan to reduce related costs, minimize income volatility and opportunistically purchase additional FFELP Loan portfolios such as the portfolio we purchased at the end of 2010. During the first six months of 2011 we acquired $615 million of FFELP loans and expect to purchase additional FFELP loans in the second half of the year.

Prudently Grow Consumer Lending Segment Assets and Revenue

Successfully growing Private Education Loan lending, which is designed to supplement federal financial aid, is the key component of our long-term plan to grow shareholder value. We must originate increasing numbers of high quality Private Education Loans, increase net interest margins and further reduce charge-offs and provision for loan losses. Originations were 21 percent higher in the second quarter of 2011 compared with the year-ago quarter. Charge-offs decreased to 3.7 percent of loans in repayment from 5.3 percent in the year-ago quarter.

Increase Business Services Segment Revenue

Our Business Services segment comprises several businesses with customers related to FFELP that will experience revenue declines and several businesses with customers that provide growth opportunities. Our growth businesses are ED servicing, ED collections, other school-based asset type servicing and collections, Campus Solutions, transaction processing and 529 college-savings plan account asset servicing.

•	Under our ED Servicing Contract, we currently receive a 22 percent allocation of new borrower loans originated by the Direct Loan Program. We expect that this volume will grow organically as more loans are originated under DSLP. Our goal is to further expand our market share and broaden the services we provide to ED and other third-party servicing clients. We can expand our market share under the ED Servicing Contract by having a better performance ranking than the three other servicing companies.

•	Campus Solutions is a business line that we expect to grow by expanding our product offerings and leveraging our deep relationships with colleges and universities. In the first quarter, we announced a Sallie Mae Bank No-Fee Student Checking Account with Debit as an enhanced refund disbursement choice for schools and students to help higher education institutions rapidly process financial aid and tuition refunds. This new option complements existing refund disbursement choices that include electronic deposit to the bank account of the student’s choice, debit card or a check. We added 18 new refund disbursement clients in the second quarter 2011.

•	Assets under management in 529 college-savings plans total $38 billion and have been growing at a rate of 25 percent over the last three years. We recently were selected to continue as the program manager for New York’s 529 College Savings Program under a seven-year contract, which is currently being negotiated. New York has the largest direct 529 plan in the country. Our goal is to service additional 529 plans.

•	We also launched Sallie Mae Insurance Services during the quarter, which will offer directly to college students and higher education institutions tuition insurance, renters insurance and student health insurance.

Reinstate Dividends and/or Share Repurchases

Our objective was to begin either paying dividends or repurchasing shares, or a combination of both, by the second half of 2011. On June 17, 2011, we paid a quarterly dividend of $.10 per share on our common stock, the first since early 2007. In July 2011, we declared a $.10 per common share dividend to be paid on September 16, 2011. In April 2011, we authorized the repurchase of up to $300 million of outstanding common stock in open-market transactions and terminated all previous authorizations. In the second quarter 2011, we utilized $156 million to repurchase 9.6 million common shares on the open market.

RESULTS OF OPERATIONS

We present the results of operations below first on a consolidated basis in accordance with GAAP. Following our discussion of consolidated earnings results on a GAAP basis, we present our results on a segment basis. We have four business segments: FFELP Loans, Consumer Lending, Business Services and Other. Since these segments operate in distinct business environments and we manage and evaluate the financial performance of these segments using non-GAAP financial measures, these segments are presented on a “Core Earnings” basis (see “‘Core Earnings’ Definition and Limitations”).

GAAP Statements of Income (Unaudited)

	Three Months				Six Months
	Ended		Increase		Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
(Dollars in millions, except per share data)	2011	2010	$	%	2011	2010	$	%

Interest income:
FFELP Loans	$850	$876	$(26)	(3)%	$1,727	$1,682	$45	3%
Private Education Loans	600	575	25	4	1,204	1,141	63	6
Other loans	5	7	(2)	(29)	11	16	(5)	(31)
Cash and investments	5	7	(2)	(29)	10	11	(1)	(9)

Total interest income	1,460	1,465	(5)	—	2,952	2,850	102	4
Total interest expense	592	569	23	4	1,186	1,100	86	8

Net interest income	868	896	(28)	(3)	1,766	1,750	16	1
Less: provisions for loan losses	291	382	(91)	(24)	594	741	(147)	(20)

Net interest income after provisions for loan losses	577	514	63	12	1,172	1,009	163	16
Other income (loss):
Gains (losses) on sales of loans and securities, net	—	(3)	3	(100)	—	5	(5)	(100)
Gains (losses) on derivative and hedging activities, net	(510)	95	(605)	(637)	(752)	13	(765)	(5,885)
Servicing revenue	93	99	(6)	(6)	191	221	(30)	(14)
Contingency revenue	86	88	(2)	(2)	164	168	(4)	(2)
Gains on debt repurchases	—	91	(91)	(100)	38	181	(143)	(79)
Other income (loss)	3	(3)	6	200	25	12	13	108

Total other income (loss)	(328)	367	(695)	(189)	(334)	600	(934)	(156)
Expenses:
Operating expenses	268	309	(41)	(13)	572	597	(25)	(4)
Goodwill and acquired intangible assets impairment and amortization expense	6	10	(4)	(40)	12	19	(7)	(37)
Restructuring expenses	2	18	(16)	(89)	5	43	(38)	(88)

Total expenses	276	337	(61)	(18)	589	659	(70)	(11)
Income (loss) from continuing operations before income tax expense (benefit)	(27)	544	(571)	(105)	249	950	(701)	(74)
Income tax expense (benefit)	(10)	199	(209)	(105)	90	358	(268)	(75)

Net income (loss) from continuing operations	(17)	345	(362)	(105)	159	592	(433)	(73)
Income (loss) from discontinued operations, net of tax expense (benefit)	11	(7)	18	257	10	(14)	24	171

Net income (loss)	(6)	338	(344)	(102)	169	578	(409)	(71)
Preferred stock dividends	4	19	(15)	(79)	8	37	(29)	(78)

Net income (loss) attributable to common stock	$(10)	$319	$(329)	(103)%	$161	$541	$(380)	(70)%

Basic earnings (loss) per common share:
Continuing operations	$(.04)	$.67	$(.71)	(106)%	$.29	$1.15	$(.86)	(75)%
Discontinued operations	.02	(.01)	.03	300	.02	(.03)	.05	167

Total	$(.02)	$.66	$(.68)	(103)%	$.31	$1.12	$(.81)	(72)%

Diluted earnings (loss) per common share:
Continuing operations	$(.04)	$.64	$(.68)	(106)%	$.28	$1.11	$(.83)	(75)%
Discontinued operations	.02	(.01)	.03	300	.02	(.03)	.05	167

Total	$(.02)	$.63	$(.65)	(103)%	$.30	$1.08	$(.78)	(72)%

Dividends per common share	$.10	$—	$.10	100%	$.10	$—	$.10	100%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

For the three months ended June 30, 2011 and 2010, net income (loss) was $(6) million, or $(.02) diluted loss per common share, and $338 million, or $.63 diluted earnings per common share, respectively. The decrease in net income was primarily due to a $605 million increase in net losses on derivative and hedging activities and a $91 million decrease in gains on debt repurchases. These reductions were partially offset by a $63 million increase in net interest income after provisions for loan losses and a $61 million decrease in total expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income decreased by $28 million primarily as a result of a $3.8 billion decline in the average balance of our student loan portfolio and higher funding costs.

•	Provisions for loan losses decreased by $91 million as a result of the improving performance of the Private Education Loan portfolio.

•	Net losses on derivatives and hedging activities increased by $605 million. The primary factors affecting the change in losses were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during the period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivatives and hedging activities may vary significantly in future periods.

•	Servicing revenue decreased by $6 million primarily due to 2010 legislation that eliminated the origination of new FFELP Loans, thereby eliminating Guarantor issuance fees on new FFELP Loans. Outstanding FFELP Loans for which we earn additional fees also declined.

•	Gains on debt repurchases decreased $91 million year-over-year as we repurchased less debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•	Operating expenses decreased $41 million primarily due to our ongoing cost savings initiative and an $18 million reduction in litigation contingency expenses. The second quarter of 2011 included $13 million of third-party servicing expenses related to the $25 billion loan portfolio acquisition on December 31, 2010 and $2 million of litigation contingency expenses. The second quarter of 2010 included $6 million of restructuring-related asset impairments and $20 million in litigation contingency expenses.

•	Restructuring expenses decreased $16 million primarily as a result of the substantial completion of our plan for restructuring the Company initiated during 2010 in response to legislation ending FFELP. Restructuring our operations in response to the elimination of FFELP required us to significantly reduce our operations and related operating costs associated with the origination of FFELP Loans. Restructuring expenses associated with continuing operations under this plan were $2 million in the second quarter of 2011 and $18 million in the second quarter of 2010. We currently expect to incur an estimated $9 million of additional restructuring costs in 2011. The majority of these expenses will be severance costs.

•	The effective tax rates for the second quarters of 2011 and 2010 were 36 percent and 37 percent, respectively.

•	Net income from discontinued operations in the three months ended June 30, 2011 increased $18 million primarily due to a higher yield on our Purchased Paper — Non-Mortgage portfolio as a result of higher than expected collections. At the end of 2010, we began actively marketing our Purchased Paper — Non-Mortgage business for sale and concluded it was probable this business would be sold within one year at which time we would exit the business. As a result, the results of operations of this business were required to be presented as discontinued operations beginning in the fourth quarter of 2010. Our Purchased Paper businesses are presented as discontinued operations for the current and prior periods. We are currently seeking bids for this portfolio and anticipate closing on the sale of the portfolio in the second half of 2011.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

For the six months ended June 30, 2011 and 2010, net income was $169 million, or $.30 diluted earnings per common share, and $578 million, or $1.08 diluted earnings per common share, respectively. The decrease in net income for the six months ended June 30, 2011 as compared with the prior year period was primarily due to a $765 million increase in net losses on derivative and hedging activities and a $143 million decrease in gains on debt repurchases. These were partially offset by a $163 million increase in net interest income after provisions for loans losses and a $70 million decrease in total expenses.

The primary contributors to each of the identified drivers of changes in net income for the current six-month period compared with the year-ago six-month period are as follows:

•	Net interest income increased by $16 million primarily the result of incremental net interest income from the acquisition of $25 billion of securitized student loans on December 31, 2010, which was partially offset by higher funding costs.

•	Provisions for loan losses decreased by $147 million as a result of the improving performance of the Private Education Loan portfolio which was primarily driven by the improving credit quality of the portfolio as well as an overall improvement in the economy.

•	Net losses on derivatives and hedging activities increased by $765 million primarily due to interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during the period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivatives and hedging activities may vary significantly in future periods.

•	Servicing revenue decreased by $30 million primarily due to 2010 legislation that eliminated the origination of new FFELP Loans, thereby eliminating Guarantor issuance fees on new FFELP Loans. Outstanding FFELP Loans for which we earn additional fees also declined.

•	Gains on debt repurchases decreased $143 million as we repurchased less debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•	Other income increased by $13 million primarily due to an increase in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “losses on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•	Operating expenses decreased $25 million primarily as a result of our cost saving initiative. The first half of 2011 included $25 million of third-party servicing expenses related to the $25 billion loan portfolio acquisition on December 31, 2010, $12 million of litigation contingency expenses and $11 million from the acceleration of stock compensation expense. The first half of 2010 included $10 million of restructuring related impairments and $20 million of litigation contingency expenses.

•	Restructuring expenses decreased $38 million primarily the result of the substantial completion of our plan for restructuring the Company initiated during 2010 in response to legislation ending the FFELP.

•	The effective tax rates for six months ended June 30, 2011 and 2010 were 36 percent and 38 percent, respectively. The change in the effective tax rate for the six months ended June 30, 2011 was primarily driven by the impact of state tax rate changes recorded in the first half of 2010.

•	Net income from discontinued operations for the six months ended June 30, 2011 was $10 million compared with a net loss from discontinued operations of $14 million for the six months ended June 30, 2010. The change was primarily driven by a higher yield on our Purchased Paper — Non-Mortgage portfolio as a result of higher than expected collections.

“Core Earnings” — Definition and Limitations

We prepare financial statements in accordance with GAAP; however, we also evaluate our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings.” We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we internally review when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments.

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

	Three Months Ended June 30, 2011
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$721	$600	$—	$—	$—	$1,321	$129	$1,450
Other loans	—	—	—	5	—	5	—	5
Cash and investments	1	2	2	2	(2)	5	—	5

Total interest income	722	602	2	7	(2)	1,331	129	1,460
Total interest expense	357	201	—	14	(2)	570	22	592

Net interest income (loss)	365	401	2	(7)	—	761	107	868
Less: provisions for loan losses	23	265	—	3	—	291	—	291

Net interest income (loss) after provisions for loan losses	342	136	2	(10)	—	470	107	577
Servicing revenue	21	15	244	—	(187)	93	—	93
Contingency revenue	—	—	86	—	—	86	—	86
Gains on debt repurchases	—	—	—	—	—	—	—	—
Other income (loss)	—	—	11	3	—	14	(521)	(507)

Total other income (loss)	21	15	341	3	(187)	193	(521)	(328)
Expenses:
Direct operating expenses	192	73	121	—	(187)	199	—	199
Overhead expenses	—	—	—	69	—	69	—	69

Operating expenses	192	73	121	69	(187)	268	—	268
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	6	6
Restructuring expenses	—	1	—	1	—	2	—	2

Total expenses	192	74	121	70	(187)	270	6	276

Income (loss) from continuing operations, before income tax expense (benefit)	171	77	222	(77)	—	393	(420)	(27)
Income tax expense (benefit)(3)	63	28	82	(29)	—	144	(154)	(10)

Net income (loss) from continuing operations	108	49	140	(48)	—	249	(266)	(17)
Income from discontinued operations, net of taxes	—	—	—	11	—	11	—	11

Net income (loss)	$108	$49	$140	$(37)	$—	$260	$(266)	$(6)

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2011
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$107	$—	$107
Total other income (loss)	(521)	—	(521)
Goodwill and acquired intangible assets impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(414)	$(6)	(420)

Income tax benefit			(154)

Net loss			$(266)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended June 30, 2010
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$744	$575	$—	$—	$—	$1,319	$132	$1,451
Other loans	—	—	—	7	—	7	—	7
Cash and investments	2	4	4	1	(4)	7	—	7

Total interest income (loss)	746	579	4	8	(4)	1,333	132	1,465
Total interest expense	382	183	—	11	(4)	572	(3)	569

Net interest income (loss)	364	396	4	(3)	—	761	135	896
Less: provisions for loan losses	29	349	—	4	—	382	—	382

Net interest income (loss) after provisions for loan losses	335	47	4	(7)	—	379	135	514
Servicing revenue	15	21	228	—	(165)	99	—	99
Contingency revenue	—	—	88	—	—	88	—	88
Gains on debt repurchases	—	—	—	91	—	91	—	91
Other income	—	—	13	—	—	13	76	89

Total other income (loss)	15	21	329	91	(165)	291	76	367
Expenses:
Direct operating expenses	187	86	133	2	(165)	243	—	243
Overhead expenses	—	—	—	66	—	66	—	66

Operating expenses	187	86	133	68	(165)	309	—	309
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	10	10
Restructuring expenses	15	1	2	—	—	18	—	18

Total expenses	202	87	135	68	(165)	327	10	337

Income (loss) from continuing operations, before income tax expense (benefit)	148	(19)	198	16	—	343	201	544
Income tax expense (benefit)(3)	53	(7)	71	8	—	125	74	199

Net income (loss) from continuing operations	95	(12)	127	8	—	218	127	345
Loss from discontinued operations, net of taxes	—	—	—	(7)	—	(7)	—	(7)

Net income (loss)	$95	$(12)	$127	$1	$—	$211	$127	$338

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2010
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$135	$—	$135
Total other income	76	—	76
Goodwill and acquired intangible assets impairment and amortization	—	10	10

Total “Core Earnings” adjustments to GAAP	$211	$(10)	201

Income tax expense			74

Net income			$127

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2011
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$1,457	$1,204	$—	$—	$—	$2,661	$270	$2,931
Other loans	—	—	—	11	—	11	—	11
Cash and investments	2	5	5	3	(5)	10	—	10

Total interest income (loss)	1,459	1,209	5	14	(5)	2,682	270	2,952
Total interest expense	726	399	—	29	(5)	1,149	37	1,186

Net interest income (loss)	733	810	5	(15)	—	1,533	233	1,766
Less: provisions for loan losses	46	540	—	8	—	594	—	594

Net interest income (loss) after provisions for loan losses	687	270	5	(23)	—	939	233	1,172
Servicing revenue	46	32	489	—	(376)	191	—	191
Contingency revenue	—	—	164	—	—	164	—	164
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income	—	—	21	6	—	27	(754)	(727)

Total other income (loss)	46	32	674	70	(376)	446	(780)	(334)
Expenses:
Direct operating expenses	387	155	249	9	(376)	424	—	424
Overhead expenses	—	—	—	148	—	148	—	148

Operating expenses	387	155	249	157	(376)	572	—	572
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	12	12
Restructuring expenses	1	2	1	1	—	5	—	5

Total expenses	388	157	250	158	(376)	577	12	589

Income (loss) from continuing operations, before income tax expense (benefit)	345	145	429	(111)	—	808	(559)	249
Income tax expense (benefit)(3)	127	54	158	(41)	—	298	(208)	90

Net income (loss) from continuing operations	218	91	271	(70)	—	510	(351)	159
Income from discontinued operations, net of taxes	—	—	—	10	—	10	—	10

Net income (loss)	$218	$91	$271	$(60)	$—	$520	$(351)	$169

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2011
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$233	$—	$233
Total other income (loss)	(780)	—	(780)
Goodwill and acquired intangible assets impairment and amortization	—	12	12

Total “Core Earnings” adjustments to GAAP	$(547)	$(12)	(559)

Income tax benefit			(208)

Net loss			$(351)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended June 30, 2010
	FFELP	Consumer	Business			Total “Core		Total
(Dollars in millions)	Loans	Lending	Services	Other	Eliminations(1)	Earnings”	Adjustments(2)	GAAP

Interest income:
Student loans	$1,386	$1,141	$—	$—	$—	$2,527	$296	$2,823
Other loans	—	—	—	16	—	16	—	16
Cash and investments	4	6	8	1	(8)	11	—	11

Total interest income (loss)	1,390	1,147	8	17	(8)	2,554	296	2,850
Total interest expense	718	356	—	21	(8)	1,087	13	1,100

Net interest income (loss)	672	791	8	(4)	—	1,467	283	1,750
Less: provisions for loan losses	52	674	—	15	—	741	—	741

Net interest income (loss) after provisions for loan losses	620	117	8	(19)	—	726	283	1,009
Servicing revenue	36	41	473	—	(329)	221	—	221
Contingency revenue	—	—	168	—	—	168	—	168
Gains on debt repurchases	—	—	—	181	—	181		181
Other income	—	—	24	11	—	35	(5)	30

Total other income (loss)	36	41	665	192	(329)	605	(5)	600
Expenses:
Direct operating expenses	375	166	252	4	(329)	468	—	468
Overhead expenses	—	—	—	129	—	129	—	129

Operating expenses	375	166	252	133	(329)	597	—	597
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	19	19
Restructuring expenses	33	3	5	2	—	43	—	43

Total expenses	408	169	257	135	(329)	640	19	659

Income (loss) from continuing operations, before income tax expense (benefit)	248	(11)	416	38	—	691	259	950
Income tax expense (benefit)(3)	89	(4)	149	18	—	252	106	358

Net income (loss) from continuing operations	159	(7)	267	20	—	439	153	592
Loss from discontinued operations, net of taxes	—	—	—	(14)	—	(14)	—	(14)

Net income (loss)	$159	$(7)	$267	$6	$—	$425	$153	$578

(1)	The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2010
		Net Impact of
	Net Impact of	Goodwill and
	Derivative	Acquired
(Dollars in millions)	Accounting	Intangibles	Total

Net interest income after provisions for loan losses	$283	$—	$283
Total other income (loss)	(5)	—	(5)
Goodwill and acquired intangible assets impairment and amortization	—	19	19

Total “Core Earnings” adjustments to GAAP	$278	$(19)	259

Income tax benefit			106

Net loss			$153

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The following discussion summarizes the differences between “Core Earnings” and GAAP net income, and details each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

“Core Earnings”	$260	$211	$520	$425
“Core Earnings” adjustments:
Net impact of derivative accounting	(414)	211	(547)	278
Net impact of goodwill and acquired intangibles	(6)	(10)	(12)	(19)

Total “Core Earnings” adjustments before income tax effect	(420)	201	(559)	259
Net income tax effect	154	(74)	208	(106)

Total “Core Earnings” adjustments	(266)	127	(351)	153

GAAP net income (loss)	$(6)	$338	$169	$578

1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP. To a lesser extent, these periodic unrealized gains and losses are also a result of ineffectiveness recognized related to effective hedges. These unrealized gains and losses occur in our FFELP Loans, Consumer Lending and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

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

The table below quantifies the adjustments for derivative accounting on our net income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(510)	$95	$(752)	$13
Plus: Realized losses on derivative and hedging activities, net(1)	185	226	371	431

Unrealized gains (losses) on derivative and hedging activities, net	(325)	321	(381)	444
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(74)	(90)	(159)	(144)
Other pre-change in derivatives accounting adjustments	(15)	(20)	(7)	(22)

Total net impact derivative accounting(2)	$(414)	$211	$(547)	$278

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

The accounting for derivative instruments requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our “Core Earnings” presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense. The table below summarizes the realized losses on derivative and hedging activities and the associated reclassification on a “Core Earnings” basis for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(202)	$(222)	$(428)	$(433)
Net settlement income on interest rate swaps reclassified to net interest income	17	(5)	33	2
Foreign exchange derivatives losses reclassified to other income	—	1	(1)	1
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	25	(1)

Total reclassifications of realized losses on derivative and hedging activities	(185)	(226)	(371)	(431)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(325)	321	(381)	444

Gains (losses) on derivative and hedging activities, net	$(510)	$95	$(752)	$13

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Floor Income Contracts	$(277)	$(42)	$(126)	$(23)
Basis swaps	25	263	19	326
Foreign currency hedges	(110)	99	(304)	107
Other	37	1	30	34

Total unrealized gains (losses) on derivative and hedging activities, net	$(325)	$321	$(381)	$444

2) Goodwill and Acquired Intangibles: “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

“Core Earnings” goodwill and acquired intangibles adjustments(1):
Amortization of acquired intangibles from continuing operations	$(6)	$(10)	$(12)	$(19)

Total “Core Earnings” goodwill and acquired intangibles adjustments	$(6)	$(10)	$(12)	$(19)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010

“Core Earnings” interest income:
FFELP Loans	$721	$744	(3)%	$1,457	$1,386	5%
Cash and investments	1	2	(50)	2	4	(50)

Total “Core Earnings” interest income	722	746	(3)	1,459	1,390	5
Total “Core Earnings” interest expense	357	382	(7)	726	718	1

Net “Core Earnings” interest income	365	364	—	733	672	9
Less: provisions for loan losses	23	29	(21)	46	52	(12)

Net “Core Earnings” interest income after provisions for loan losses	342	335	2	687	620	11
Servicing revenue	21	15	40	46	36	28
Direct operating expenses	192	187	3	387	375	3
Restructuring expenses	—	15	(100)	1	33	(97)

Total expenses	192	202	(5)	388	408	(5)

Income from continuing operations, before income tax expense	171	148	16	345	248	39
Income tax expense	63	53	19	127	89	43

“Core Earnings”	$108	$95	14%	$218	$159	37%

“Core Earnings” from the FFELP Loans segment were $108 million in the second quarter of 2011, compared with $95 million in the year-ago quarter. Key financial measures include:

•	Net interest margin of .98 percent in the second quarter of 2011 compared with .95 percent in the year-ago quarter.

•	The provision of loan losses of $23 million in the second quarter of 2011 decreased from $29 million in the year-ago quarter.

FFELP Loans Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with reconciliation to the GAAP-basis FFELP Loans net interest margin.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

“Core Earnings” basis FFELP student loan yield	2.57%	2.64%	2.60%	2.57%
Hedged Floor Income	.20	.24	.22	.21
Unhedged Floor Income	.19	.01	.13	.01
Consolidation Loan Rebate Fees	(.66)	(.57)	(.66)	(.58)
Repayment Borrower Benefits	(.12)	(.10)	(.11)	(.10)
Premium amortization	(.17)	(.20)	(.16)	(.20)

“Core Earnings” basis FFELP student loan net yield	2.01	2.02	2.02	1.91
“Core Earnings” basis FFELP student loan cost of funds	(.96)	(.97)	(.96)	(.93)

“Core Earnings” basis FFELP student loan spread	1.05	1.05	1.06	.98
“Core Earnings” basis FFELP other asset spread impact	(.07)	(.10)	(.08)	(.09)

“Core Earnings” basis FFELP Loans net interest margin(1)	.98%	.95%	.98%	.89%

“Core Earnings” basis FFELP Loans net interest margin(1)	.98%	.95%	.98%	.89%
Adjustment for GAAP accounting treatment	.32	.34	.34	.38

GAAP-basis FFELP Loans net interest margin(1)	1.30%	1.29%	1.32%	1.27%

(1)	The average balances of our FFELP interest-earning assets for the respective periods are:

(Dollars in millions)

FFELP Loans	$143,999	$148,101	$145,681	$146,486
Other interest-earning assets	4,982	5,649	4,999	5,655

Total FFELP “Core Earnings” basis interest-earning assets	$148,981	$153,750	$150,680	$152,141

The “Core Earnings” basis FFELP Loans net interest margin for the six months ended June 30, 2011 compared with the prior year period increased nine basis points which was primarily the result of an increase in Floor Income.

As of June 30, 2011, our FFELP Loan portfolio totaled approximately $142.6 billion, including $52.8 billion of FFELP Stafford and $89.8 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 4.9 years and 9.3 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 6 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2011 and 2010, based on interest rates as of those dates.

	June 30, 2011			June 30, 2010
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income	$121.5	$18.8	$140.3	$126.1	$19.0	$145.1
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(64.5)	(1.3)	(65.8)	(74.9)	(1.2)	(76.1)
Less: economically hedged Floor Income Contracts	(41.5)	—	(41.5)	(39.2)	—	(39.2)

Student loans eligible to earn Floor Income	$15.5	$17.5	$33.0	$12.0	$17.8	$29.8

Student loans earning Floor Income	$15.5	$2.6	$18.1	$3.2	$2.7	$5.9

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period July 1, 2011 to June 30, 2016. The hedges related to these loans do not qualify as effective hedges.

	July 1, 2011 to
(Dollars in billions)	December 31, 2011	2012	2013	2014	2015	2016

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$41.5	$38.3	$32.6	$28.3	$27.2	$10.4

FFELP Provisions for Loan Losses and Loan Charge-Offs

The following table summarizes the total FFELP provisions for loan losses and FFELP Loan charge-offs for the three and six months June 30, 2011 and 2010.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

FFELP Loan provisions for loan losses	$23	$29	$46	$52
FFELP Loan charge-offs	21	24	41	46

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment which services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The increases in operating expenses in the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010 were primarily the result of the increase in servicing costs related to the $25 billion loan portfolio acquisition on December 31, 2010. Operating expenses, excluding restructuring-related asset impairments, were 53 basis points and 49 basis points of average FFELP Loans in the quarters ended June 30, 2011 and June 30, 2010, respectively, and 54 basis points and 51 basis points for the six months ended June 30, 2011 and 2010, respectively.

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

			% Increase			% Increase
	Three Months Ended		(Decrease)	Six Months Ended		(Decrease)
	June 30,		2011 vs.	June 30,		2011 vs.
(Dollars in millions)	2011	2010	2010	2011	2010	2010

“Core Earnings” interest income:
Private Education Loans	$600	$575	4%	$1,204	$1,141	6%
Cash and investments	2	4	(50)	5	6	(17)

Total “Core Earnings” interest income	602	579	4	1,209	1,147	5
Total “Core Earnings” interest expense	201	183	10	399	356	12

Net “Core Earnings” interest income	401	396	1	810	791	2
Less: provisions for loan losses	265	349	(24)	540	674	(20)

Net “Core Earnings” interest income after provisions for loan losses	136	47	189	270	117	131
Servicing revenue	15	21	(29)	32	41	(22)
Direct operating expenses	73	86	(15)	155	166	(7)
Restructuring expenses	1	1	—	2	3	(33)

Total expenses	74	87	(15)	157	169	(7)

Income (loss) from continuing operations, before income tax expense (benefit)	77	(19)	505	145	(11)	1,418
Income tax expense (benefit)	28	(7)	500	54	(4)	1,450

“Core Earnings” (loss)	$49	$(12)	508%	$91	$(7)	1,400%

“Core Earnings” were $49 million for the three months ended June 30, 2011, compared with a net loss of $12 million in the year-ago period. The improvement in the three and six month periods ended June 30, 2011 compared with prior periods was primarily due to a decreased loan loss provision. Loan delinquencies and charge-offs both improved.

Highlights vs. second-quarter 2010 included:

•	Loan originations were $264 million, up 21 percent from $219 million. The portfolio totaled $35.8 billion at June 30, 2011, compared with $35.2 billion one year earlier.

•	Net interest margin was 4.05 percent, compared with 3.79 percent.

•	The provision for loan losses declined to $265 million, compared with $349 million.

•	Delinquencies of 90 days or more (as a percentage of loans in repayment) were 4.6 percent, compared with 5.8 percent.

•	The annual charge-off rate (as a percentage of loans in repayment) improved to 3.7 percent, compared with 5.3 percent.

Consumer Lending Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provisions for loan losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

“Core Earnings” basis Private Education Student Loan yield	6.29%	6.05%	6.32%	6.02%
Discount amortization	.26	.28	.26	.27

“Core Earnings” basis Private Education Loan net yield	6.55	6.33	6.58	6.29
“Core Earnings” basis Private Education Loan cost of funds	(2.02)	(1.72)	(1.99)	(1.70)

“Core Earnings” basis Private Education Loan spread	4.53	4.61	4.59	4.59
“Core Earnings” basis other asset spread impact	(.48)	(.82)	(.51)	(.78)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.05%	3.79%	4.08%	3.81%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.05%	3.79%	4.08%	3.81%
Adjustment for GAAP accounting treatment	(.05)	.04	(.05)	.02

GAAP-basis Consumer Lending net interest margin(1)	4.00%	3.83%	4.03%	3.83%

(1)	The average balances of our Consumer Lending interest-earning assets for the respective periods are:

(Dollars in millions)

Private Education Loans	$36,784	$36,470	$36,894	$36,574
Other interest-earning assets	2,910	5,506	3,134	5,290

Total Consumer Lending “Core Earnings” basis interest-earning assets	$39,694	$41,976	$40,028	$41,864

The Private Education Loan spread remained relatively consistent across all periods presented. The increase in the net interest margin for both the comparable prior year quarter and six month period was primarily the result of a decline in the average balance of our Other asset portfolio. The size of the Other asset portfolio, which is primarily securitization trust restricted cash and cash held at Sallie Mae Bank (the “Bank”), has decreased significantly since the first quarter 2010. This Other asset portfolio earns a negative yield and as a result, when its relative weighting decreases compared to the Private Education Loan portfolio, the overall net interest margin increases.

Private Education Loans Provisions for Loan Losses and Loan Charge-Offs

The following table summarizes the total Private Education Loans provision for loan losses and charge-offs for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Private Education Loans provision for loan losses	$265	$349	$540	$674
Private Education Loans charge-offs	263	336	537	620

The continuing improvements for all periods presented above are primarily a result of the improving credit quality of the portfolio as well as an overall improvement to the U.S. economy. The Private Education Loan portfolio experienced a significant increase in delinquencies through the first quarter of 2010 (delinquencies as a percentage of loans in repayment were 12.2 percent at March 31, 2010); since then delinquencies as a percentage of loans in repayment have declined to 10.0 percent at June 30, 2011. Private Education Loans in forbearance as a percentage of loans in repayment and forbearance decreased to 4.7 percent from the year-ago quarter’s 5.3 percent. Charge-offs as a percentage of loans in repayment have declined significantly from 5.3 percent in the second quarter 2010 to 3.7 percent in the second quarter of 2011. The Private Education Loan allowance coverage of annual charge-offs ratio was 1.9 at June 30, 2011 compared with 1.5 at June 30, 2010. The allowance for loan losses as a percentage of ending Private Education Loans in repayment decreased from 7.9 percent at June 30, 2010 to 7.1 percent at June 30, 2011. We analyzed changes in the key ratios when determining the appropriate Private Education Loan allowance for loan losses.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The decreases in operating expenses in the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010 were primarily the result of our cost cutting initiatives. Operating expenses, excluding restructuring-related asset impairments, were 80 basis points and 95 basis points of average Private Education Loans in the quarters ended June 30, 2011 and June 30, 2010, respectively, and 85 basis points and 92 basis points of average Private Education Loans in the six months ended June 30, 2011 and 2010, respectively.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010

Net interest income after provision	$2	$4	(50)%	$5	$8	(38)%
Servicing revenue:
Intercompany loan servicing	187	165	13	376	329	14
Third-party loan servicing	20	17	18	40	36	11
Account asset servicing	19	19	—	38	35	9
Campus Solutions	3	4	(25)	10	12	(17)
Guarantor servicing	15	23	(35)	25	61	(59)

Total servicing revenue	244	228	7	489	473	3
Contingency revenue	86	88	(2)	164	168	(2)
Transaction fees	11	12	(8)	20	23	(13)
Other	—	1	(100)	1	1	—

Total other income	341	329	4	674	665	1
Direct operating expenses	121	133	(9)	249	252	(1)
Restructuring expenses	—	2	(100)	1	5	(80)

Total expenses	121	135	(10)	250	257	(3)

Income from continuing operations, before income tax expense	222	198	12	429	416	3
Income tax expense	82	71	15	158	149	6

“Core Earnings”	$140	$127	10%	$271	$267	1%

“Core Earnings” were $140 million in the second quarter of 2011, compared with $127 million in the year-ago quarter. The improvement was driven by substantial FFELP loan acquisitions last year that increased FFELP loan servicing revenue.

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $142 billion and $134 billion for the quarters ended June 30, 2011 and June 30, 2010 and $143 billion and $133 billion for the six months ended June 30, 2011 and 2010, respectively. The increase in intercompany loan servicing revenue from the year-ago periods is primarily the result of the acquisition of the $25 billion FFELP Loan portfolio on December 31, 2010 which was partially offset by the amortization of the underlying portfolio as well as the FFELP Loans sold to ED as part of the Participation Program in 2010.

We are servicing approximately 3 million accounts under the ED Servicing Contract as of June 30, 2011. Loan servicing fees in the second quarter of 2011 and the second quarter of 2010 included $15 million and $10 million, respectively, of servicing revenue related to the ED Servicing Contract.

Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services and administration services for our various 529 college-savings plans. Assets under administration in our 529 college savings plans totaled $38 billion as of June 30, 2011, a 59 percent increase from the year-ago quarter.

Campus Solutions revenue is earned from our Campus Solutions business whose services include comprehensive financing and transaction processing solutions that we provide to college financial aid offices and students to streamline the financial aid process.

The decrease in Guarantor servicing revenue compared with the year-ago quarter and six-month period was primarily due to the elimination of the FFELP in 2010 and our no longer earning Guarantor issuance fees as well as the lower balance of outstanding FFELP Loans on which we earn additional fees.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others.

	June 30,	June 30,
(Dollars in millions)	2011	2010

Student loans	$10,475	$9,926
Other	2,042	2,358

Total	$12,517	$12,284

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

Revenues related to services performed on FFELP Loans accounted for 79 percent and 80 percent of total segment revenues for the quarters ended June 30, 2011 and June 30, 2010, respectively, and 79 percent and 80 percent for the six months ended June 30, 2011 and 2010, respectively.

We recently launched Sallie Mae Insurances Services, which will offer directly to college students and higher education institutions tuition insurance, renters insurance and student health insurance. In conjunction with this initiative, on June 30, 2011, we acquired a 45 percent stake in Next Generation Insurance Company, a nationally licensed insurance agency. We also include a Tuition Insurance Benefit with our Smart Option Student Loan.

Operating Expenses — Business Services Segment

Operating expenses for the three and six months ended June 30, 2011 decreased from the three and six months ended June 30, 2010 primarily as a result of our cost cutting initiatives. Included in operating expenses for 2011 are approximately $12 million per quarter in third-party servicing costs associated with our acquisition of $25 billion in loans at the end of 2010. As we transition these loans onto our own servicing platform in the second half of 2011, we expect the servicing costs associated with these loans to decline significantly as the loans are converted onto our servicing platform.

Other Segment

The following table includes “Core Earnings” results of our Other segment

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010

Net interest loss after provision	$(10)	$(7)	43%	$(23)	$(19)	21%
Gains on debt repurchases	—	91	(100)	64	181	(65)
Other	3	—	100	6	11	(45)

Total income	3	91	(97)	70	192	(64)
Direct operating expenses	—	3	(100)	9	4	125
Overhead expenses:
Corporate overhead	38	34	12	87	66	32
Unallocated information technology costs	31	32	(3)	61	63	(3)

Total overhead expenses	69	66	5	148	129	15

Operating expenses	69	69	—	157	133	18
Restructuring expenses	1	—	100	1	2	(50)

Total expenses	70	69	1	158	135	17

Income (loss) from continuing operations, before income tax expense (benefit)	(77)	15	(613)	(111)	38	(392)
Income tax expense (benefit)	(29)	7	(514)	(41)	18	(328)

Net income (loss) from continuing operations	(48)	8	(700)	(70)	20	(450)
Income (loss) from discontinued operations, net of tax	11	(7)	257	10	(14)	171

“Core Earnings” (loss)	$(37)	$1	(3,800)%	$(60)	$6	(1,100)%

Purchased Paper Business

Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods. (See “Consolidated Earnings Summary — GAAP-basis” for further discussion.)

The following table summarizes the carrying value of the Purchased Paper — Non-Mortgage portfolio:

	June 30,	June 30,
(Dollars in millions)	2011	2010

Carrying value of purchased paper	$63	$207

Gains on Debt Repurchases

We began repurchasing our outstanding debt in the second quarter of 2008. We repurchased $60 million and $1.4 billion face amount of our senior unsecured notes for the quarters ended June 30, 2011 and June 30, 2010, respectively, and $885 million and $2.7 billion for the six months ended June 30, 2011 and 2010, respectively.

Overhead

Corporate overhead comprises costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock option expense. Unallocated information technology costs are related to infrastructure and operations.

The increase in corporate overhead for the six-month period ended June 30, 2011 compared with the six-month period ended June 30, 2010, was primarily the result of a change in the terms of our stock compensation plans and restructuring-related consulting expenses incurred in the first half of 2011. In the first quarter of 2011, we changed our stock compensation plans so that retirement eligible employees would not forfeit unvested stock compensation upon their retirement. This change had the effect of accelerating the future stock compensation expenses associated with these unvested stock grants into the current period for those employees that are retirement-eligible.

Financial Condition

This section provides additional information regarding the changes related to our loan portfolio assets and related liabilities as well as credit performance indicators related to our loan portfolio.

Subsequent to the adoption of the new consolidation accounting guidance on January 1, 2010, our GAAP and “Core Earnings” loan portfolios are identical, as all of our securitization trusts are treated as on-balance sheet for GAAP now. Hence, in referencing the total loan portfolio, ending and average loan balances, provision for loan losses and charge-offs, we no longer distinguish between the two as they are the same, unless otherwise noted.

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and six months ended June 30, 2011 and 2010. This table reflects our net interest margin on a consolidated basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$53,667	1.83%	$66,488	1.96%	$54,597	1.88%	$64,339	1.91%
FFELP Consolidation Loans	90,332	2.68	81,613	2.71	91,084	2.70	82,147	2.64
Private Education Loans	36,784	6.55	36,470	6.33	36,894	6.58	36,574	6.29
Other loans	242	8.94	322	9.05	252	9.06	356	9.20
Cash and investments	10,565	.18	13,152	.19	10,870	.19	12,964	.17

Total interest-earning assets	191,590	3.06%	198,045	2.97%	193,697	3.07%	196,380	2.93%

Non-interest-earning assets	5,477		6,503		5,332		6,619

Total assets	$197,067		$204,548		$199,029		$202,999

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$31,352	.88%	$42,813	.78%	$32,209	.89%	$40,906	.82%
Long-term borrowings	157,027	1.33	153,303	1.27	158,291	1.33	153,783	1.23

Total interest-bearing liabilities	188,379	1.26%	196,116	1.16%	190,500	1.26%	194,689	1.14%

Non-interest-bearing liabilities	3,639		3,485		3,455		3,449
Stockholders’ equity	5,049		4,947		5,074		4,861

Total liabilities and stockholders’ equity	$197,067		$204,548		$199,029		$202,999

Net interest margin		1.82%		1.81%		1.84%		1.80%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase	Change Due To(1)
(Dollars in millions)	(Decrease)	Rate	Volume

Three Months Ended June 30, 2011 vs. 2010
Interest income	$(5)	$43	$(48)
Interest expense	23	46	(23)

Net interest income	$(28)	$2	$(30)

Six Months Ended June 30, 2011 vs. 2010
Interest income	$102	$141	$(39)
Interest expense	86	110	(24)

Net interest income	$16	$40	$(24)

(1)	Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	June 30, 2011
	FFELP	FFELP	Total	Private
	Stafford and	Consolidation	FFELP	Education
(Dollars in millions)	Other	Loans	Loans	Loans	Total

Total student loan portfolio:
In-school	$4,109	$—	$4,109	$2,341	$6,450
Grace and repayment	47,933	89,006	136,939	35,176	172,115

Total, gross	52,042	89,006	141,048	37,517	178,565
Unamortized premium/(discount)	901	875	1,776	(861)	915
Receivable for partially charged-off loans	—	—	—	1,140	1,140
Allowance for losses	(119)	(70)	(189)	(2,043)	(2,232)

Total student loan portfolio	$52,824	$89,811	$142,635	$35,753	$178,388

% of total FFELP	37%	63%	100%
% of total	30%	50%	80%	20%	100%

	December 31, 2010
	FFELP	FFELP	Total	Private
	Stafford and	Consolidation	FFELP	Education
(Dollars in millions)	Other	Loans	Loans	Loans	Total

Total student loan portfolio:
In-school	$6,333	$—	$6,333	$3,752	$10,085
Grace and repayment	49,068	91,537	140,605	33,780	174,385

Total, gross	55,401	91,537	146,938	37,532	184,470
Unamortized premium/(discount)	971	929	1,900	(894)	1,006
Receivable for partially charged-off loans	—	—	—	1,039	1,039
Allowance for losses	(120)	(69)	(189)	(2,021)	(2,210)

Total student loan portfolio	$56,252	$92,397	$148,649	$35,656	$184,305

% of total FFELP	38%	62%	100%
% of total	31%	50%	81%	19%	100%

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended June 30, 2011
	FFELP	FFELP	Total	Private
	Stafford and	Consolidation	FFELP	Education
(Dollars in millions)	Other	Loans	Loans	Loans	Total

Total	$53,667	$90,332	$143,999	$36,784	$180,783
% of FFELP	37%	63%	100%
% of total	30%	50%	80%	20%	100%

	Three Months Ended June 30, 2010
	FFELP	FFELP	Total	Private
	Stafford and	Consolidation	FFELP	Education
(Dollars in millions)	Other	Loans	Loans	Loans	Total

Total	$66,488	$81,613	$148,101	$36,470	$184,571
% of FFELP	45%	55%	100%
% of total	36%	44%	80%	20%	100%

	Six Months Ended June 30, 2011
	FFELP	FFELP	Total	Private
	Stafford and	Consolidation	FFELP	Education
(Dollars in millions)	Other	Loans	Loans	Loans	Total

Total	$54,597	$91,084	$145,681	$36,894	$182,575
% of FFELP	37%	63%	100%
% of total	30%	50%	80%	20%	100%

	Six Months Ended June 30, 2010
	FFELP	FFELP	Total	Private
	Stafford and	Consolidation	FFELP	Education
(Dollars in millions)	Other	Loans	Loans	Loans	Total

Total	$64,339	$82,147	$146,486	$36,574	$183,060
% of FFELP	44%	56%	100%
% of total	35%	45%	80%	20%	100%

Student Loan Activity

	Three Months Ended June 30, 2011
	FFELP	FFELP	Total	Total Private
	Stafford and	Consolidation	FFELP	Education	Total
(Dollars in millions)	Other	Loans	Loans	Loans	Portfolio

Beginning balance	$54,366	$91,192	$145,558	$35,966	$181,524
Acquisitions and originations	190	58	248	292	540
Capitalized interest and premium/discount amortization	360	370	730	330	1,060
Consolidations to third parties	(730)	(280)	(1,010)	(15)	(1,025)
Sales	(192)	—	(192)	—	(192)
Repayments/defaults/other	(1,170)	(1,529)	(2,699)	(820)	(3,519)

Ending balance	$52,824	$89,811	$142,635	$35,753	$178,388

	Three Months Ended June 30, 2010
	FFELP	FFELP	Total	Total Private
	Stafford and	Consolidation	FFELP	Education	Total
(Dollars in millions)	Other	Loans	Loans	Loans	Portfolio

Beginning balance	$64,346	$82,178	$146,524	$35,362	$181,886
Acquisitions and originations	4,935	—	4,935	252	5,187
Capitalized interest and premium/discount amortization	336	349	685	365	1,050
Consolidations to third parties	(480)	(207)	(687)	(10)	(697)
Sales	(90)	—	(90)	—	(90)
Repayments/defaults/other	(1,590)	(1,285)	(2,875)	(818)	(3,693)

Ending balance	$67,457	$81,035	$148,492	$35,151	$183,643

	Six Months Ended June 30, 2011
	FFELP	FFELP	Total	Total Private
	Stafford and	Consolidation	FFELP	Education	Total
(Dollars in millions)	Other	Loans	Loans	Loans	Portfolio

Beginning balance	$56,252	$92,397	$148,649	$35,656	$184,305
Acquisitions and originations	293	305	598	1,221	1,819
Capitalized interest and premium/discount amortization	682	741	1,423	624	2,047
Consolidations to third parties	(1,581)	(558)	(2,139)	(32)	(2,171)
Sales	(381)	—	(381)	—	(381)
Repayments/defaults/other	(2,441)	(3,074)	(5,515)	(1,716)	(7,231)

Ending balance	$52,824	$89,811	$142,635	$35,753	$178,388

	Six Months Ended June 30, 2010
	FFELP	FFELP	Total	Total Private
	Stafford and	Consolidation	FFELP	Education	Total
(Dollars in millions)	Other	Loans	Loans	Loans	Portfolio

Beginning balance — GAAP-basis	$52,675	$68,379	$121,054	$22,753	$143,807
Consolidation of off-balance sheet loans(1)	5,500	14,797	20,297	12,341	32,638

Beginning balance — total portfolio	58,175	83,176	141,351	35,094	176,445
Acquisitions and originations	13,132	—	13,132	1,062	14,194
Capitalized interest and premium/discount amortization	598	684	1,282	677	1,959
Consolidations to third parties	(947)	(374)	(1,321)	(22)	(1,343)
Sales	(166)	—	(166)	—	(166)
Repayments/defaults/other	(3,335)	(2,451)	(5,786)	(1,660)	(7,446)

Ending balance	$67,457	$81,035	$148,492	$35,151	$183,643

(1)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in the GAAP-basis.

Private Education Loan Originations

Total Private Education Loan originations increased 21 percent from the year-ago quarter to $264 million in the quarter ended June 30, 2011 and 14 percent in the first six months of 2011 compared with the year-ago period.

The following table summarizes our Private Education Loan originations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010

Private Education Loan originations	$264	$219	$1,204	$1,058

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends as of June 30, 2011 and 2010. Delinquencies have the potential to adversely impact earnings as they are an indication of the borrower’s potential to possibly default and as a result require a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	FFELP Loan Delinquencies
	June 30,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$25,718		$43,397
Loans in forbearance(2)	21,048		19,557
Loans in repayment and percentage of each status:
Loans current	78,201	82.9%	68,657	82.7%
Loans delinquent 31-60 days(3)	5,149	5.5	4,837	5.8
Loans delinquent 61-90 days(3)	2,909	3.1	2,540	3.1
Loans delinquent greater than 90 days(3)	8,023	8.5	6,945	8.4

Total FFELP Loans in repayment	94,282	100%	82,979	100%

Total FFELP Loans, gross	141,048		145,933
FFELP Loan unamortized premium	1,776		2,748

Total FFELP Loans	142,824		148,681
FFELP Loan allowance for losses	(189)		(189)

FFELP Loans, net	$142,635		$148,492

Percentage of FFELP Loans in repayment		66.8%		56.9%

Delinquencies as a percentage of FFELP Loans in repayment		17.1%		17.3%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		18.2%		19.1%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making payments due to hardship or other factors.

(2)	Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses for the three and six months ended June 30, 2011 and 2010.

	Activity in Allowance for FFELP Loans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Allowance at beginning of period — GAAP-basis	$190	$186	$189	$161
Consolidation of securitization trusts(1)	—	—	—	25

Allowance at beginning of period	190	186	189	186
Provision for FFELP Loan losses	23	29	46	52
Charge-offs	(21)	(24)	(41)	(46)
Student loan sales and securitization activity	(3)	(2)	(5)	(3)

Allowance at end of period	$189	$189	$189	$189

Charge-offs as a percentage of average loans in repayment (annualized)	.09%	.12%	.09%	.11%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	.10%	.07%	.09%
Allowance as a percentage of the ending total loans, gross	.13%	.13%	.13%	.13%
Allowance as a percentage of ending loans in repayment	.20%	.23%	.20%	.23%
Allowance coverage of charge-offs (annualized)	2.3	1.9	2.3	2.1
Ending total loans, gross	$141,048	$145,933	$141,048	$145,933
Average loans in repayment	$94,318	$82,449	$94,908	$82,443
Ending loans in repayment	$94,282	$82,979	$94,282	$82,979

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends as of June 30, 2011 and 2010. Delinquencies have the potential to adversely impact earnings as they are an indication of the borrower’s potential to possibly default and as a result require a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	Private Education Loan Delinquencies
	June 30,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$7,216		$10,051
Loans in forbearance(2)	1,430		1,437
Loans in repayment and percentage of each status:
Loans current	25,994	90.0%	22,669	88.2%
Loans delinquent 31-60 days(3)	963	3.4	948	3.7
Loans delinquent 61-90 days(3)	575	2.0	604	2.3
Loans delinquent greater than 90 days(3)	1,339	4.6	1,501	5.8

Total Private Education Loans in repayment	28,871	100.0%	25,722	100.0%

Total Private Education Loans, gross	37,517		37,210
Private Education Loan unamortized discount	(861)		(905)

Total Private Education Loans	36,656		36,305
Private Education Loan receivable for partially charged-off loans	1,140		888
Private Education Loan allowance for losses	(2,043)		(2,042)

Private Education Loans, net	$35,753		$35,151

Percentage of Private Education Loans in repayment		77.0%		69.1%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%		11.9%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.7%		5.3%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		66.0%		58.4%

(1)	Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the three and six months ended June 30, 2011 and 2010.

	Activity in Allowance
	for Private Education
	Loans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Allowance at beginning of period — GAAP-basis	$2,034	$2,019	$2,022	$1,443
Consolidation of securitization trusts(1)	—	—	—	524

Allowance at beginning of period	2,034	2,019	2,022	1,967
Provision for Private Education Loan losses	265	349	540	674
Charge-offs	(263)	(336)	(537)	(620)
Reclassification of interest reserve	7	10	18	21

Allowance at end of period	$2,043	$2,042	$2,043	$2,042

Charge-offs as a percentage of average loans in repayment (annualized)	3.7%	5.3%	3.8%	5.0%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	3.5%	5.1%	3.6%	4.8%
Allowance as a percentage of the ending total loan balance	5.3%	5.4%	5.3%	5.4%
Allowance as a percentage of ending loans in repayment	7.1%	7.9%	7.1%	7.9%
Average coverage of charge-offs (annualized)	1.9	1.5	1.9	1.6
Ending total loans(2)	$38,657	$38,098	$38,657	$38,098
Average loans in repayment	$28,489	$25,179	$28,309	$24,914
Ending loans in repayment	$28,871	$25,722	$28,871	$25,722

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides detail for the traditional and non-traditional Private Education Loans at June 30, 2011 and 2010.

	June 30, 2011			June 30, 2010
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans(1)	$34,419	$4,238	$38,657	$33,541	$4,557	$38,098
Ending loans in repayment	26,134	2,737	28,871	22,898	2,824	25,722
Private Education Loan allowance for losses	1,363	680	2,043	1,168	874	2,042
Charge-offs as a percentage of average loans in repayment (annualized)	2.8%	12.5%	3.7%	3.7%	18.7%	5.3%
Allowance as a percentage of total ending loan balance	4.0%	16.0%	5.3%	3.5%	19.2%	5.4%
Allowance as a percentage of ending loans in repayment	5.2%	24.8%	7.1%	5.1%	31.0%	7.9%
Average coverage of charge-offs (annualized)	1.9	2.0	1.9	1.4	1.7	1.5
Delinquencies as a percentage of Private Education Loans in repayment	8.3%	25.9%	10.0%	9.7%	29.6%	11.9%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.7%	13.2%	4.6%	4.6%	16.1%	5.8%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.5%	7.0%	4.7%	5.1%	7.2%	5.3%
Loans that entered repayment during the period(2)	$1,010	$103	$1,113	$1,339	$153	$1,492
Percentage of Private Education Loans with a cosigner	64%	29%	60%	62%	28%	58%
Average FICO at origination	725	624	716	725	623	714

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

Use of Forbearance as a Private Education Loan Collection Tool

Forbearance involves granting the borrower a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a borrower’s unique situation, including historical information and judgments. We leverage updated borrower information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a borrower’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans. See “Recently Issued Accounting Standards — Troubled Debt Restructurings” for additional information on how our allowance for loan losses may be affected in the third quarter of 2011 if certain types of forbearance are now considered troubled debt restructurings.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 67 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 19 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. As we have obtained further experience about the effectiveness of forbearance, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month-end has decreased since 2008. The monthly average number of loans granted forbearance as a percentage of loans in repayment and forbearance increased to 5.0 percent in the second quarter of 2011 compared with the year-ago quarter of 4.5 percent. As of June 30, 2011, 2.5 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of June 30, 2011 (borrowers made payments on approximately 20 percent of these loans immediately prior to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution		Status distribution
	36 months after	Status distribution	36 months after
	being granted	36 months after	entering repayment for
	forbearance	entering repayment	loans never entering
	for the first time	(all loans)	forbearance

In-school/grace/deferment	9.4%	8.6%	4.5%
Current	49.8	57.7	65.2
Delinquent 31-60 days	3.1	2.0	0.4
Delinquent 61-90 days	1.9	1.1	0.2
Delinquent greater than 90 days	4.8	2.7	0.3
Forbearance	4.4	3.4	—
Defaulted	18.8	10.0	5.2
Paid	7.8	14.5	24.2

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At June 30, 2011, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.8 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.3 percent for loans that have been in active repayment status for more than

48 months. Approximately 83 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due
(Dollars in millions)					More	Not Yet in
June 30, 2011	1 to 12	13 to 24	25 to 36	37 to 48	than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$7,216	$7,216
Loans in forbearance	990	200	118	57	65	—	1,430
Loans in repayment — current	8,254	5,844	4,131	3,040	4,725	—	25,994
Loans in repayment — delinquent 31-60 days	487	192	127	65	92	—	963
Loans in repayment — delinquent 61-90 days	327	108	66	32	42	—	575
Loans in repayment — delinquent greater than 90 days	735	281	150	73	100	—	1,339

Total	$10,793	$6,625	$4,592	$3,267	$5,024	$7,216	37,517

Unamortized discount							(861)
Receivable for partially charged-off loans							1,140
Allowance for loan losses							(2,043)

Total Private Education Loans, net							$35,753

Loans in forbearance as a percentage of loans in repayment and forbearance	9.2%	3.0%	2.6%	1.8%	1.3%	—%	4.7%

	Monthly Scheduled Payments Due
(Dollars in millions)					More	Not Yet in
June 30, 2010	1 to 12	13 to 24	25 to 36	37 to 48	than 48	Repayment	Total

Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$10,051	$10,051
Loans in forbearance	1,087	175	86	41	48	—	1,437
Loans in repayment — current	8,761	4,791	3,521	2,311	3,285	—	22,669
Loans in repayment — delinquent 31-60 days	563	174	94	50	67	—	948
Loans in repayment — delinquent 61-90 days	395	101	49	26	33	—	604
Loans in repayment — delinquent greater than 90 days	975	282	112	55	77	—	1,501

Total	$11,781	$5,523	$3,862	$2,483	$3,510	$10,051	37,210

Unamortized discount							(905)
Receivable for partially charged-off loans							888
Allowance for loan losses							(2,042)

Total Private Education Loans, net							$35,151

Loans in forbearance as a percentage of loans in repayment and forbearance	9.2%	3.2%	2.2%	1.7%	1.4%	—%	5.3%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 4 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	June 30, 2011		June 30, 2010
	Forbearance	% of	Forbearance	% of
(Dollars in millions)	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$947	66%	$1,014	71%
13 to 24 months	433	30	372	26
More than 24 months	50	4	51	3

Total	$1,430	100%	$1,437	100%

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans for the three and six months ended June 30, 2011, and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2011	2010	2011	2010

Receivable at beginning of period — GAAP-basis	$1,090	$797	$1,039	$499
Consolidation of off-balance sheet trusts(1)	—	—	—	229

Receivable at beginning of period	1,090	797	1,039	728
Expected future recoveries of current period defaults(2)	94	121	192	222
Recoveries(3)	(37)	(24)	(77)	(49)
Charge-offs(4)	(7)	(6)	(14)	(13)

Receivable at end of period	$1,140	$888	$1,140	$888

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

(2)	Remaining loan balance expected to be collected from contractual loan balances partially charged off during the period. This is the difference between the defaulted loan balance and the amount of the defaulted loan balance that was charged off.

(3)	Current period cash collections of amounts originally expected to be recovered.

(4)	Represents the current period recovery shortfall. This is the difference between what was expected to be collected and what was actually collected.

Private Education Loan Repayment Options

Certain loan programs allow borrowers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of June 30, 2011.

	Loan Program
	Signature and			Career
(Dollars in millions)	Other	Smart Option		Training	Total

$ in Repayment	$23,513	$3,416		$1,942	$28,871
$ in Total	32,036	3,468		2,013	37,517
Payment method by enrollment status:
In-school/Grace	Deferred(1)	Deferred(1	), Interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest		Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the borrower. Borrowers elect to participate in this program at the time they enter repayment following their grace period. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of June 30, 2011 and 2010, borrowers in repayment owing approximately $7.4 billion (26 percent of loans in repayment) and $7.5 billion (29 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 12 percent and 13 percent were non-traditional loans as of June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $2.5 billion of senior unsecured notes to mature in the next twelve months, primarily through our current cash and investment position and very predictable operating cash flows provided by earnings and repayment of principal on unencumbered student loan assets, distributions from our securitization trusts (including servicing fees which are priority payments within the trusts), as well as drawdowns under the FFELP ABCP Facilities and the facility with the Federal Home Loan Bank in Des Moines (the “FHLB-DM Facility”), the issuance of term ABS, the collection of additional term bank deposits and the issuance of unsecured debt.

Currently, new Private Education Loan originations are initially funded through bank deposits and subsequently securitized to term on a programmatic basis. We have $1.4 billion of cash at the Bank as of June 30, 2011 available to fund future originations.

Sources of Liquidity and Available Capacity

The following tables detail our main sources of primary liquidity and our main sources of secondary liquidity (unused secured credit facilities contingent upon obtaining eligible collateral) outstanding at June 30,

2011 and December 31, 2010 and the average balances for the three and six months ended June 30, 2011 and 2010.

	As of
(Dollars in millions)	June 30, 2011	December 31, 2010

Sources of primary liquidity:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$4,145	$4,342
Investments	83	85

Total unrestricted cash and liquid investments(1)	$4,228	$4,427

Unencumbered FFELP Loans	$855	$1,441

Sources of secondary liquidity contingent on obtaining eligible collateral:
Unused secured credit facilities: FFELP ABCP Facilities and FHLB-DM Facility(2)	$10,728	$12,601

(1)	At June 30, 2011 and December 31, 2010, ending balances include $1.4 billion and $2.0 billion, respectively, of cash and liquid investments at the Bank. This cash will be used primarily to originate or acquire student loans.

(2)	Current borrowing capacity under the FFELP ABCP Facilities and FHLB-DM Facility is determined based on qualifying collateral from the unencumbered FFELP Loans reported in primary liquidity above. Additional borrowing capacity would primarily be used to fund FFELP Loan portfolio acquisitions and to refinance FFELP Loans used as collateral in the ED Conduit Program Facility. The total amount we can borrow is contingent upon obtaining eligible collateral. If we use our unencumbered FFELP Loans as collateral to borrow against these facilities, the remaining amount we could borrow is reduced accordingly.

	Average Balances		Average Balances
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010

Sources of primary liquidity:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$3,404	$6,311	$3,815	$6,162
Investments	101	99	90	101

Total unrestricted cash and liquid investments(1)	$3,505	$6,410	$3,905	$6,263

Unused bank lines of credit	$—	$2,298	$—	$2,889
Unencumbered FFELP Loans	$1,673	$1,995	$1,925	$2,092

Sources of secondary liquidity contingent on obtaining eligible collateral:
Unused secured credit facilities: FFELP ABCP Facilities and FHLB-DM Facility(2)	$11,408	$13,728	$11,725	$11,983

(1)	For the three months ended June 30, 2011 and 2010, average balances include $1.0 billion and $2.7 billion, respectively, of cash and liquid investments at the Bank. For the six months ended June 30, 2011 and 2010, average balances include $1.2 billion and $2.4 billion, respectively, of cash and liquid investments at the Bank.

(2)	Current borrowing capacity under the FFELP ABCP Facilities and FHLB-DM Facility is determined based on qualifying collateral from the unencumbered FFELP Loans reported in primary liquidity above. Additional borrowing capacity would primarily be used to fund FFELP Loan portfolio acquisitions and to refinance FFELP Loans used as collateral in the ED Conduit Program Facility. The total amount we can borrow is contingent upon obtaining eligible collateral. If we use our unencumbered FFELP Loans as collateral to borrow against these facilities, the remaining amount we could borrow is reduced accordingly.

In addition to the assets listed in the table above, we hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At June 30, 2011, we had a total of $21.4 billion of unencumbered assets (which includes the assets that comprise our primary liquidity and are available to serve as collateral for our secondary liquidity), excluding goodwill and acquired intangibles. Total student loans, net, comprised $11.4 billion of our unencumbered assets of which $10.5 billion and $.9 billion related to Private Education Loans, net and FFELP Loans, net, respectively.

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

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

	June 30,	December 31,
(Dollars in billions)	2011	2010

Net assets of consolidated variable interest entities (encumbered assets)	$12.4	$13.1
Tangible unencumbered assets(1)	21.4	22.3
Unsecured debt	(24.9)	(26.9)
Mark-to-market on unsecured hedged debt(2)	(1.6)	(1.4)
Other liabilities, net	(2.8)	(2.6)

Total tangible equity	$4.5	$4.5

(1)	Excludes goodwill and acquired intangible assets.

(2)	At June 30, 2011 and December 31, 2010, there were $1.4 billion and $1.4 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Transactions During the Second Quarter 2011

On June 30, 2011, we completed an $825 million Private Education Loan ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.89 percent. This issue has a weighted average life of 4.0 years and an initial overcollateralization of approximately 18 percent.

On May 26, 2011, we completed an $821 million FFELP ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.15 percent. This issue has a weighted average life of 5.8 years and an initial overcollateralization of approximately 3 percent.

On April 26, 2011, we completed a $562 million Private Education Loan ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.99 percent. This issue has a weighted average life of 3.8 years and an initial overcollateralization of approximately 21 percent.

We also repurchase our outstanding unsecured debt in both open-market repurchases and public tender offers. Repurchasing debt helps us to better manage our short-term and long-term funding needs by utilizing current excess liquidity to reduce future obligations related to our unsecured borrowings at favorable pricing. In the second quarter of 2011 we repurchased $60 million face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2011 to 2014, which resulted in a total gain of $0.3 million.

In the second-quarter 2011, we utilized $156 million to repurchase 9.6 million common shares on the open market as part of our $300 million share repurchase program announced in April. We declared and paid a $.10 per common share dividend during the second quarter of 2011.

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

Our investment portfolio is composed of very short-term securities issued by highly rated issuers limiting our counterparty exposure. Additionally, our investing activity is governed by Board approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and assessing impairment.

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

The table below highlights exposure related to our derivative counterparties at June 30, 2011.

	SLM Corporation
	and Sallie Mae Bank	Securitization Trust
(Dollars in millions)	Contracts	Contracts

Exposure, net of collateral	$203	$1,612
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	57%	34%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at June 30, 2011 and December 31, 2010, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and six months ended June 30, 2011 and 2010. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See ‘‘ ‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	June 30, 2011			December 31, 2010
	Short	Long		Short	Long
(Dollars in millions)	Term	Term	Total	Term	Term	Total

Unsecured borrowings:
Senior unsecured debt	$2,464	$16,787	$19,251	$4,361	$15,742	$20,103
Brokered deposits	1,550	1,654	3,204	1,387	3,160	4,547
Retail and other deposits	1,487	—	1,487	1,370	—	1,370
Other(1)	1,004	—	1,004	887	—	887

Total unsecured borrowings	6,505	18,441	24,946	8,005	18,902	26,907

Secured borrowings:
FFELP Loans securitizations	—	109,524	109,524	—	112,425	112,425
Private Education Loans securitizations	—	21,815	21,815	—	21,409	21,409
ED Conduit Program Facility	22,756	—	22,756	24,484	—	24,484
ED Participation Program Facility	—	—	—	—	—	—
ABCP borrowings	314	5,000	5,314	—	5,853	5,853
Acquisition financing(2)	—	1,010	1,010	—	1,064	1,064
FHLB-DM Facility	1,000	—	1,000	900	—	900
Indentured trusts	—	1,125	1,125	—	1,246	1,246

Total secured borrowings	24,070	138,474	162,544	25,384	141,997	167,381

Total	$30,575	$156,915	$187,490	$33,389	$160,899	$194,288

(1)	“Other” primarily consists of cash collateral held related to derivative exposures that are recorded as a short-term debt obligation.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured borrowings comprised 87 percent of our “Core Earnings” basis debt outstanding at June 30, 2011 versus 86 percent at December 31, 2010.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Average	Average	Average	Average	Average	Average	Average	Average
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings:
Senior unsecured debt	$19,845	2.31%	$25,995	1.68%	$20,629	2.23%	$26,272	1.55%
Brokered deposits	3,729	2.41	5,212	2.61	4,040	2.41	5,406	2.78
Retail and other deposits	1,491	1.16	278	.84	1,484	1.20	246	.68
Other(1)	1,132	.23	769	.21	1,076	.28	934	.18

Total unsecured borrowings	26,197	2.17	32,254	1.79	27,229	2.12	32,858	1.71

Secured borrowings:
FFELP Loans securitizations	109,988	.89	100,387	.92	110,683	.90	100,722	.87
Private Education Loans securitizations	21,051	2.19	21,438	2.15	21,034	2.18	21,047	2.09
ED Conduit Program Facility	23,220	.74	15,144	.72	23,665	.75	14,711	.67
ED Participation Program Facility	—	—	18,374	.72	—	—	15,835	.73
ABCP borrowings	4,850	1.03	6,551	1.16	4,893	1.08	7,718	1.20
Acquisition financing(2)	1,024	4.79	—	—	1,044	4.83	—	—
FHLB-DM Facility	883	.25	437	.35	756	.28	241	.34
Indentured trusts	1,166	.71	1,531	.72	1,196	.69	1,557	.66

Total secured borrowings	162,182	1.06	163,862	1.05	163,271	1.07	161,831	1.01

Total	$188,379	1.21%	$196,116	1.17%	$190,500	1.22%	$194,689	1.13%

(1)	“Other” primarily consists of cash collateral held related to derivative exposures that are recorded as a short-term obligation.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these critical accounting policies during the first six months of 2011. However, related to Private Education Loan allowance for loan losses, we did implement a new model used to estimate defaults as discussed below.

In determining the allowance for loan losses, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default). In the first quarter of 2011, we implemented a new model to estimate these Private Education Loan defaults. Both the prior model and new model are considered “migration models”. Our prior allowance model (in place through December 31, 2010) segmented the portfolio into categories of similar risk characteristics based on loan program type, school type, loan status, seasoning, underwriting criteria (credit scores) and the existence or absence of a cosigner using school type, credit scores, cosigner status, loan status and seasoning as the primary risk characteristics. Our new model uses these same primary risk characteristics but also further segments the portfolio by the number of months the loan is in its repayment period (seasoning). While our previous allowance process incorporated the impact of seasoning, the new model more directly incorporates this feature. Another change in the new allowance model relates to the historical period of experience that we use as a starting point for projecting future defaults. Our new model is based upon a seasonal average, adjusted to the most recent three to six months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our previous model primarily used a one year historical default experience period and did not include the ability to directly model an economic expectation or collection procedure change. In addition, the previous allowance process included qualitative adjustments for these factors. Our current model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. While the model we use as a part of the allowance for loan losses process changed in the first quarter, the overall process for calculating the appropriate amount of allowance for Private Education Loan loss as disclosed in the 2010 Form 10-K has not changed. We believe that the current model more accurately reflects recent borrower behavior, loan performance, and collection performance, as well as expectations about economic factors. There was no adjustment to our allowance for loan loss upon implementing this new default projection model in the first quarter of 2011. In addition, there was no change in how we estimate the amount we will recover over time related to these defaulted amounts.

Recently Issued Accounting Standards

Troubled Debt Restructurings

In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This new guidance clarifies when a loan restructuring constitutes a troubled debt restructuring. Under the new guidance, student loans for which we have granted certain concessions may now be considered troubled debt restructurings that were previously not and this may require us to increase the amount of our allowance for loan losses. This guidance is effective July 1, 2011, applied retrospectively to January 1, 2011. The most likely effect of implementing this new guidance would be to increase the size of our allowance for losses as certain types of forbearance usage may be considered a concession. At this time we have not completed the estimate of the change in our allowance for loan losses that could result from implementing this new guidance.

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This new guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on our fair value measurements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three and six months ended June 30, 2011 and 2010 and the effect on fair values at June 30, 2011 and December 31, 2010, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index.

	Three Months Ended June 30, 2011
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Decrease in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(21)	(7)%	$(33)	(10)%	$(105)	(34)%
Unrealized gains (losses) on derivative and hedging activities	493	145	851	251	(22)	(6)

Increase/(decrease) in net income before taxes	$472	1,749%	$818	3,029%	$(127)	(470)%

Increase/(decrease) in diluted earnings per common share	$.90	4,505%	$1.56	7,804%	$(.24)	(1,212)%

	Three Months Ended June 30, 2010
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$4	2%	$11	5%	$(103)	(49)%
Unrealized gains (losses) on derivative and hedging activities	207	64	197	61	(51)	(16)

Increase/(decrease) in net income before taxes	$211	39%	$208	39%	$(154)	(29)%

Increase/(decrease) in diluted earnings per common share	$.40	63%	$.39	63%	$(.29)	(46)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	Six Months Ended June 30, 2011
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Decrease in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(24)	(4)%	$(32)	(5)%	$(211)	(33)%
Unrealized gains (losses) on derivative and hedging activities	472	119	818	206	(22)	(6)

Increase/(decrease) in net income before taxes	$448	180%	$786	316%	$(233)	(94)%

Increase/(decrease) in diluted earnings per common share	$.85	278%	$1.50	488%	$(.45)	(145)%

	Six Months Ended June 30, 2010
					Asset and
					Funding
	Interest Rates:				Index
	Change from		Change from		Mismatches(1)
	Increase of		Increase of		Increase of
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$4	1%	$23	5%	$(204)	(42)%
Unrealized gains (losses) on derivative and hedging activities	207	47	197	44	(51)	(12)

Increase/(decrease) in net income before taxes	$211	23%	$220	24%	$(255)	(27)%

Increase/(decrease) in diluted earnings per common share	$.40	37%	$.42	39%	$(.49)	(45)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At June 30, 2011
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP Loans	$140,341	$(671)	—%	$(1,348)	(1)%
Private Education Loans	33,086	—	—	—	—
Other earning assets	11,443	—	—	(1)	—
Other assets	10,378	(561)	(5)	977	9%

Total assets	$195,248	$(1,232)	(1)%	$(372)	—%

Liabilities
Interest — bearing liabilities	$182,591	$(749)	—%	$(2,068)	(1)%
Other liabilities	3,814	(513)	(13)	(313)	(8)

Total liabilities	$186,405	$(1,262)	(1)%	$(2,381)	(1)%

	At December 31, 2010
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP Loans	$147,163	$(649)	—%	$(1,318)	(1)%
Private Education Loans	30,949	—	—	—	—
Other earning assets	11,641	(1)	—	(2)	—
Other assets	9,449	(565)	(6)	(996)	(11)%

Total assets	$199,202	$(1,215)	(1)%	$(2,316)	(1)%

Liabilities
Interest — bearing liabilities	$187,959	$(704)	—%	$(1,938)	(1)%
Other liabilities	3,136	(217)	(7)	257	8

Total liabilities	$191,095	$(921)	—%	$(1,681)	(1)%

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

During the three and six months ended June 30, 2011 and 2010, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. In the three months ended June 30, 2011, item (i) had a greater impact compared to the three and six months ended June 30, 2010 due to a larger amount of unhedged Floor Income in the current year period. The increase in unrealized gains (losses) on derivatives and hedging activities in both scenarios is primarily related to Floor Income Contracts that do not qualify for GAAP hedge accounting treatment and therefore are not offset by any mark-to-market of the economically hedged Floor Income.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2011. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

	Frequency of
Index	Variable			Funding
(Dollars in billions)	Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$133.7	$—	$133.7
3-month Treasury bill	weekly	7.7	—	7.7
Prime	annual	.8	—	.8
Prime	quarterly	5.2	—	5.2
Prime	monthly	22.4	—	22.4
Prime	daily	—	2.9	(2.9)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	125.5	(125.5)
1-month LIBOR	monthly	8.3	18.6	(10.3)
CMT/CPI Index	monthly/quarterly	—	1.6	(1.6)
Non-Discrete reset(2)	monthly	—	33.1	(33.1)
Non-Discrete reset(3)	daily/weekly	11.3	2.5	8.8
Fixed Rate(4)		10.5	16.2	(5.7)

Total		$200.4	$200.4	$—

(1)	Funding includes all derivatives that qualify as hedges.

(2)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program Facility and FHLB — DM Facility.

(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and cash collateral held related to derivatives exposures that are recorded as a short-term debt obligation.

(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

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

“Core Earnings” Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3-month Commercial paper	daily	$133.7	$—	$133.7
3-month Treasury bill	weekly	7.7	2.0	5.7
Prime	annual	.8	—	.8
Prime	quarterly	5.2	1.5	3.7
Prime	monthly	22.4	6.5	15.9
Prime	daily	—	2.9	(2.9)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	41.5	(41.5)
3-month LIBOR	quarterly	—	61.0	(61.0)
1-month LIBOR	monthly	8.3	25.4	(17.1)
1-month LIBOR	daily	—	9.0	(9.0)
Non-Discrete reset(2)	monthly	—	33.1	(33.1)
Non-Discrete reset(3)	daily/weekly	11.3	2.5	8.8
Fixed Rate(4)		6.7	11.2	(4.5)

Total		$196.6	$196.6	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program Facility and FHLB — DM Facility.

(3)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and cash collateral held related to derivatives exposures that are recorded as a short-term debt obligation.

(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. To the extent possible, we fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset and quarterly reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non-Discrete reset and 1-month LIBOR funding to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced beginning in the second half of 2007 through the second quarter of 2009 with the commercial paper and LIBOR indices. As of June 30, 2011, we have approximately $87.4 billion of FFELP Loans indexed to 3-month commercial paper that are funded with debt indexed to 3-month LIBOR.

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at June 30, 2011.

Weighted Average
(Averages in Years)	Life

Earning assets
Student loans	7.6
Other loans	6.4
Cash and investments	.1

Total earning assets	7.2

Borrowings
Short-term borrowings	.3
Long-term borrowings	7.1

Total borrowings	6.0

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Mark A. Arthur et al. v. Sallie Mae, Inc.  As previously disclosed, this class action suit involves allegations made in U.S. District Court for the Western District of Washington that we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs are seeking statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. We have denied vigorously all claims asserted against us, but previously agreed to a preliminary settlement of $19.5 million to avoid the burden and expense of continued litigation. Subsequent to reaching this preliminary settlement, we filed submissions with the Court to advise that additional individuals were omitted from the original notice list of class members.

On August 3, 2011, we reached an agreement in principle through a memorandum of understanding with the Plaintiffs on behalf of the settlement class, and we expect to formalize that agreement and request Court approval during the next several months. Under the memorandum of understanding, we have agreed to increase the settlement fund to $24.15 million.

Rodriguez v. SLM Corporation et al.  As previously disclosed, on December 17, 2007, plaintiffs filed a complaint against us in the U.S. District Court for the District of Connecticut alleging that we engaged in underwriting practices which, among other things, resulted in certain applicants for student loans being directed into substandard and expensive loans on the basis of race. The complaint did not identify the relief plaintiffs sought. We recently agreed to settle this case, with the Court providing preliminary approval on June 20, 2011, with final Court approval expected on October 17, 2011. We do not expect the settlement as currently proposed to have a material impact on our financial position or our business.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as set forth below.

Downgrades of the credit rating of the United States of America may materially adversely affect our business, financial condition and results of operations.

The current U.S. debt ceiling debate in Congress has increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating. Various aspects of our business may be affected by changes to the U.S.’s credit rating. Given the unprecedented nature of events such as these, we cannot estimate the extent to which such an action or actions could materially adversely affect our liquidity, cash flows and results of operations, increase our borrowing costs, limit our access to the capital markets or trigger other implications under certain collateralized arrangements.

If the U.S.’s credit rating were to be downgraded our cost of funds on new and certain existing asset-backed securities and conduit facilities collateralized with FFELP Loans (“FFELP ABS”) could increase; we could be required to increase the amount of over-collateralization associated with newly issued FFELP ABS and existing conduit facilities to maintain the AAA credit ratings traditionally associated with these offerings and facilities; and our ability to access and/or maintain existing FFELP conduit facilities and to efficiently sell or refinance loans previously funded through these vehicles could be adversely affected. For more information on our funding and liquidity risk management practices and resources, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Funding and Liquidity Risk Management” and “— Primary Sources of Liquidity and Available Capacity” in our 2010 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchase of shares of our common stock from April 1, 2011 through June 30, 2011:

				Approximate Dollar
				Value of
				Shares That
			Total Number of	May Yet Be
			Shares Purchased	Purchased Under
	Total Number	Average Price	as Part of Publicly	Publicly Announced
	of Shares	Paid per	Announced Plans	Plans or
(Dollars and common shares in millions)	Purchased(1)	Share	or Programs(2)	Programs(2)

Period:
April 1 — April 30, 2011	1.0	$16.33	.7	$289.2
May 1 — May 31, 2011	4.3	16.33	4.0	223.1
June 1 — June 30, 2011	5.2	16.22	4.9	144.1

Total second-quarter 2011	10.5	$16.28	9.6

(1)	The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In April 2011, our board of directors authorized us to purchase up to $300 million of shares of our common stock in open market transactions, and terminated all previous authorizations. There is no expiration date related to this new program.

The closing price of our common stock on the New York Stock Exchange on June 30, 2011 was $16.81.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1		SLM Corporation Employee Stock Purchase Plan†
12.1		Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION
(Registrant)

By:	/s/ JONATHAN C. CLARK
Jonathan C. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2011

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