Form 10-Q
period 2011-09-30
SLM CORP
filed 2011-11-04
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2011
Voting common stock, $.20 par value	508,736,576 shares

SLM CORPORATION

FORM 10-Q

INDEX

September 30, 2011

(1)	Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in millions, except per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
FFELP Loans (net of allowance for losses of $189 and $189, respectively)	$140,659	$148,649
Private Education Loans (net of allowance for losses of $2,167 and $2,022, respectively)	36,157	35,656
Investments
Available-for-sale	76	83
Other	1,351	873

Total investments	1,427	956
Cash and cash equivalents	3,523	4,343
Restricted cash and investments	5,847	6,255
Goodwill and acquired intangible assets, net	484	478
Other assets	9,447	8,970

Total assets	$197,544	$205,307

Liabilities
Short-term borrowings	$31,745	$33,616
Long-term borrowings	156,810	163,543
Other liabilities	4,207	3,136

Total liabilities	192,762	200,295

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20 million shares authorized:
Series A: 3.3 million and 3.3 million shares, respectively, issued at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares, respectively, issued at stated value of $100 per share	400	400
Common stock, par value $.20 per share, 1.125 billion shares authorized: 529 million and 595 million shares issued, respectively	106	119
Additional paid-in capital	4,127	5,940
Accumulated other comprehensive loss (net of tax benefit of $12 and $26, respectively)	(20)	(45)
Retained earnings	315	309

Total SLM Corporation stockholders’ equity before treasury stock	5,093	6,888
Common stock held in treasury at cost: 20 million and 68 million shares, respectively	319	1,876

Total SLM Corporation stockholders’ equity	4,774	5,012
Noncontrolling interest	8	—

Total equity	4,782	5,012

Total liabilities and equity	$197,544	$205,307

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2011	December 31, 2010
FFELP Loans, net	$138,230	$145,750
Private Education Loans, net	24,793	24,355
Restricted cash and investments	5,638	5,983
Other assets	3,112	3,706
Short-term borrowings	22,224	24,484
Long-term borrowings	136,831	142,244

Net assets of consolidated variable interest entities	$12,718	$13,066

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
FFELP Loans	$858	$885	$2,584	$2,568
Private Education Loans	609	611	1,813	1,751
Other loans	5	7	17	23
Cash and investments	4	8	14	19

Total interest income	1,476	1,511	4,428	4,361
Total interest expense	591	639	1,777	1,739

Net interest income	885	872	2,651	2,622
Less: provisions for loan losses	409	358	1,003	1,099

Net interest income after provisions for loan losses	476	514	1,648	1,523

Other income (loss):
Gains on sales of loans and securities, net	—	1	—	7
Gains (losses) on derivative and hedging activities, net	(480)	(344)	(1,231)	(331)
Servicing revenue	95	93	286	314
Contingency revenue	84	84	248	252
Gains on debt repurchases	—	18	38	199
Other	1	(4)	25	7

Total other income (loss)	(300)	(152)	(634)	448

Expenses:
Salaries and benefits	138	138	398	426
Other operating expenses	147	164	459	473

Total operating expenses	285	302	857	899
Goodwill and acquired intangible assets impairment and amortization expense	6	670	18	689
Restructuring expenses	1	10	6	53

Total expenses	292	982	881	1,641

Income (loss) from continuing operations, before income tax expense (benefit)	(116)	(620)	133	330
Income tax expense (benefit)	(46)	(126)	44	232

Net income (loss) from continuing operations	(70)	(494)	89	98
Income (loss) from discontinued operations, net of tax expense (benefit)	23	(1)	33	(15)

Net income (loss)	(47)	(495)	122	83
Preferred stock dividends	5	19	13	56

Net income (loss) attributable to common stock	$(52)	$(514)	$109	$27

Basic earnings (loss) per common share:
Continuing operations	$(.14)	$(1.06)	$.15	$.09
Discontinued operations	.04	—	.06	(.03)

Total	$(.10)	$(1.06)	$.21	$.06

Average common shares outstanding	511	485	520	485

Diluted earnings (loss) per common share:
Continuing operations	$(.14)	$(1.06)	$.15	$.09
Discontinued operations	.04	—	.06	(.03)

Total	$(.10)	$(1.06)	$.21	$.06

Average common and common equivalent shares outstanding	511	485	526	486

Dividends per common share	$.10	$—	$.20	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at June 30, 2010	8,110,370	553,571,384	(67,774,802)	485,796,582	$1,375	$111	$5,123	$(43)	$391	$(1,870)	$5,087	$—	$5,087
Comprehensive income:
Net income (loss)									(495)		(495)		(495)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on derivatives, net of tax								(1)			(1)		(1)

Comprehensive income											(496)		(496)
Cash dividends:
Preferred stock, series A ($.87 per share)									(3)		(3)		(3)
Preferred stock, series B ($.32 per share)									(1)		(1)		(1)
Preferred stock, series C ($18.13 per share)									(15)		(15)		(15)
Issuance of common shares		215,962		215,962			3				3		3
Tax benefit related to employee stock-based compensation plans							(3)				(3)		(3)
Stock-based compensation expense							5				5		5
Shares repurchased related to employee stock-based compensation plans			(236,005)	(236,005)						(3)	(3)		(3)

Balance at September 30, 2010	8,110,370	553,787,346	(68,010,807)	485,776,539	$1,375	$111	$5,128	$(44)	$(123)	$(1,873)	$4,574	$—	$4,574

Balance at June 30, 2011	7,300,000	528,623,163	(10,474,334)	518,148,829	$565	$106	$4,114	$(30)	$418	$(170)	$5,003	$8	$5,011
Comprehensive income:
Net income (loss)									(47)		(47)		(47)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1			1		1
Change in unrealized gains (losses) on derivatives, net of tax								9			9		9

Comprehensive income											(37)		(37)
Cash dividends:
Common stock ($.10 per share)									(51)		(51)		(51)
Preferred stock, series A ($.87 per share)									(3)		(3)		(3)
Preferred stock, series B ($.50 per share)									(2)		(2)		(2)
Issuance of common shares		288,291		288,291			3				3		3
Tax benefit related to employee stock-based compensation plans							(1)				(1)		(1)
Stock-based compensation expense							11				11		11
Common stock repurchased			(9,460,512)	(9,460,512)						(145)	(145)		(145)
Shares repurchased related to employee stock-based compensation plans			(244,758)	(244,758)						(4)	(4)		(4)

Balance at September 30, 2011	7,300,000	528,911,454	(20,179,604)	508,731,850	$565	$106	$4,127	$(20)	$315	$(319)	$4,774	$8	$4,782

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375	$111	$5,092	$(41)	$604	$(1,862)	$5,279	$—	$5,279
Comprehensive income:
Net income (loss)									83		83		83
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								2			2		2
Change in unrealized gains (losses) on derivatives, net of tax								(5)			(5)		(5)

Comprehensive income											80		80
Cash dividends:
Preferred stock, series A ($2.61 per share)									(9)		(9)		(9)
Preferred stock, series B ($.80 per share)									(3)		(3)		(3)
Preferred stock, series C ($54.38 per share)									(44)		(44)		(44)
Issuance of common shares		1,567,770		1,567,770			13				13		13
Tax benefit related to employee stock-based compensation plans							(8)				(8)		(8)
Stock-based compensation expense							31				31		31
Cumulative effect of accounting change									(754)		(754)		(754)
Shares repurchased related to employee stock-based compensation plans			(788,865)	(788,865)						(11)	(11)		(11)

Balance at September 30, 2010	8,110,370	553,787,346	(68,010,807)	485,776,539	$1,375	$111	$5,128	$(44)	$(123)	$(1,873)	$4,574	$—	$4,574

Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565	$119	$5,940	$(45)	$309	$(1,876)	$5,012	$—	$5,012
Comprehensive income:
Net income (loss)									122		122		122
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								2			2		2
Change in unrealized gains (losses) on derivatives, net of tax								23			23		23

Comprehensive income											147		147
Cash dividends:
Common stock ($.20 per share)									(103)		(103)		(103)
Preferred stock, series A ($2.61 per share)									(9)		(9)		(9)
Preferred stock, series B ($1.07 per share)									(4)		(4)		(4)
Issuance of common shares		3,722,349		3,722,349		1	38				39		39
Retirement of common stock in treasury		(70,074,369)	70,074,369	—		(14)	(1,890)			1,904	—		—
Tax benefit related to employee stock-based compensation plans							(9)				(9)		(9)
Stock-based compensation expense							48				48		48
Common stock repurchased			(19,054,115)	(19,054,115)						(300)	(300)		(300)
Shares repurchased related to employee stock-based compensation plans			(2,880,269)	(2,880,269)						(47)	(47)		(47)
Acquisition of noncontrolling interest											—	8	8

Balance at September 30, 2011	7,300,000	528,911,454	(20,179,604)	508,731,850	$565	$106	$4,127	$(20)	$315	$(319)	$4,774	$8	$4,782

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$122	$83
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	(33)	15
Gains on sale of loans and securities, net	—	(7)
Gains on debt repurchases	(38)	(199)
Goodwill and acquired intangible assets impairment and amortization expense	18	689
Stock-based compensation expense	48	31
Unrealized (gains)/losses on derivative and hedging activities	647	(306)
Provisions for loan losses	1,003	1,099
Student loans originated for sale, net	—	(10,959)
Decrease in restricted cash — other	43	48
Decrease (increase) in accrued interest receivable	136	(328)
Increase in accrued interest payable	82	17
Decrease in other assets	165	1,239
(Decrease) in other liabilities	(119)	(75)

Total adjustments	1,952	(8,736)

Total net cash provided by (used in) operating activities	2,074	(8,653)

Investing activities
Student loans acquired and originated	(3,166)	(3,888)
Reduction of student loans:
Installment payments, claims and other	9,672	7,612
Proceeds from sales of student loans	568	360
Other loans — repaid	43	118
Other investing activities, net	(526)	(260)
Purchases of available-for-sale securities	(125)	(31,802)
Proceeds from maturities of available-for-sale securities	163	32,834
Purchases of other securities	(198)	(101)
Proceeds from maturities of other securities	195	111
Decrease in restricted cash	435	148

Cash provided by investing activities — continuing operations	7,061	5,132

Cash provided by investing activities — discontinued operations	109	88

Total net cash provided by investing activities	7,170	5,220

Financing activities
Borrowings collateralized by loans in trust — issued	3,034	5,918
Borrowings collateralized by loans in trust — repaid	(8,506)	(8,245)
Asset-backed commercial paper conduits, net	(515)	(2,309)
ED Participation Program, net	—	11,220
ED Conduit Program Facility, net	(2,517)	1,113
Other short-term borrowings repaid	—	(177)
Other long-term borrowings issued	1,967	1,463
Other long-term borrowings repaid	(4,294)	(7,227)
Other financing activities, net	1,182	1,538
Excess tax benefit from the exercise of stock-based awards	1	—
Common stock issued	—	—
Common stock repurchased	(300)	—
Common dividends paid	(103)	—
Preferred dividends paid	(13)	(56)

Net cash (used in) provided by financing activities	(10,064)	3,238

Net (decrease) in cash and cash equivalents	(820)	(195)
Cash and cash equivalents at beginning of period	4,343	6,070

Cash and cash equivalents at end of period	$3,523	$5,875

Cash disbursements made (refunds received) for:
Interest	$1,814	$1,763

Income taxes paid	$496	$115

Income taxes (received)	$(26)	$(566)

Noncash activity:
Investing activity — Student loans and other assets acquired	$783	$—

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$802	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2010 to be consistent with classifications adopted for 2011, and had no effect on net income, total assets, or total liabilities.

Recently Adopted Accounting Standards

Troubled Debt Restructuring

On July 1, 2011, we adopted Accounting Standards Update No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This new guidance clarifies when a loan restructuring constitutes a troubled debt restructuring (“TDR”). In applying the new guidance we have determined that certain Private Education Loans for which we have granted forbearance of greater than three months are classified as troubled debt restructurings. If a loan meets the criteria for troubled debt accounting then an allowance for loan loss is established which represents the present value of the expected losses discounted at the loan’s previous effective interest rate. This accounting results in a higher allowance for loan losses than our previously established allowance for these loans as our previous allowance for these loans represented an estimate of charge-offs expected to occur over the next two years (two years being our loss confirmation period). The new accounting guidance was effective as of July 1, 2011 but was required to be applied retrospectively to January 1, 2011. This resulted in $124 million of additional provision for loan losses in the third quarter of 2011 from approximately $3.8 billion of student loans being classified as troubled debt restructurings. This new accounting guidance is only applied to certain borrowers who use their fourth or greater month of forbearance during the time period this new guidance is effective. This new accounting guidance has the effect of accelerating the recognition of expected losses related to our Private Education Loan portfolio. The increase in the provision for losses as a result of this new accounting guidance does not reflect a decrease in credit expectations of the portfolio or an increase in the expected life of loan losses related to this portfolio. We believe forbearance is an accepted and effective collections and risk management tool for private student loans. We plan to continue to use forbearance and as a result, we expect to have additional loans classified as troubled debt restructurings in the future (see Note 2, “Allowance for Loan Losses,” for a further discussion).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350), “Testing Goodwill for Impairment.” The objective of this new guidance is to simplify how we test goodwill for impairment. It does not change the amount of impairment recognized if goodwill is impaired. This new guidance permits us to first assess qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit, which is the same as or one level below a business segment, is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. If this “more-likely-than-not” threshold is met, then we will complete a quantitative goodwill impairment analysis which consists of a comparison of the fair value of the reporting unit to our carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, a goodwill impairment analysis will be performed to measure the amount of impairment loss, if any.

This new guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. We perform our annual test in the fourth quarter and intend to adopt the new guidance in the fourth quarter 2011. This new guidance will not to have a material impact on our results of operations.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income.” The objective of this new guidance is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. As such, this new guidance will be effective for us in the first quarter 2012. The new guidance will not have an impact on our results of operations.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

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

In determining the allowance for loan losses, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we will recover over time related to the defaulted amount. In the first quarter of 2011, we implemented a new model to estimate the Private Education Loan default amount. Both the prior model and new model are considered “migration models”. Our prior allowance model (in place through December 31, 2010) segmented the portfolio into categories of similar risk characteristics based on loan program type, school type, loan status, seasoning, underwriting criteria (credit scores) and the existence or absence of a cosigner using school type, credit scores, cosigner status, loan status and seasoning as the primary risk characteristics. Our new model uses these same primary risk characteristics but also further segments the portfolio by the number of months the loan is in its repayment period (seasoning). While our previous allowance process incorporated the impact of seasoning, the new model more directly incorporates this feature. Another change in the new allowance model relates to the historical period of experience that we use as a starting point for projecting future defaults. Our new model is based upon a seasonal average, adjusted to the most recent three to six months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our previous model primarily used a one year historical default experience period and did not include the ability to directly model an economic expectation or collection procedure change. In addition, the previous allowance process included qualitative adjustments for these factors. Our current model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. While the model we use as a part of the allowance for loan losses process changed in the first quarter, the overall process for calculating the appropriate amount of allowance for Private Education Loan loss as disclosed in the 2010 Form 10-K has not changed. We believe that the current model more accurately reflects recent borrower behavior, loan performance, and collection performance, as well as expectations about economic factors. There was no adjustment to our allowance for loan loss upon implementing this new default projection model in the first quarter of 2011.

In the third quarter of 2011, we recorded an additional $124 million of provision for Private Education Loan losses to reflect the cumulative, year-to-date effect of adopting new accounting rules related to troubled debt restructurings (“TDRs”). For a complete discussion of the effect of these new rules on our provision for Private Education Loan losses see Note 1, “Significant Accounting Policies — Recently Adopted Accounting Standards — Troubled Debt Restructurings”.

In establishing the allowance for Private Education Loan losses for the third-quarter 2011, we considered several additional emerging environmental factors with respect to our Private Education Loan portfolio. In particular, we continue to see improving credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio compared to the year-ago quarter. The overall delinquency rate has declined to

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

10.3 percent from 11.1 percent and the charge-off rate has declined to 3.7 percent from 5.4 percent compared to the year-ago quarter.

In contrast to these overall improvements in credit quality, delinquency and charge-off trends, Private Education Loans which defaulted between 2008 and 2011 for which we have previously charged off estimated losses have, to varying degrees, not met our recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. Differences in actual future recoveries on these defaulted loans could affect our receivable for partially charged-off Private Education Loans. We have increased our provision for Private Education Loan losses for the third quarter of 2011 in the amount of $143 million to reflect these uncertainties. Continuing historically high unemployment rates may negatively affect future Private Education Loan default and recovery expectations over our estimated two-year loss confirmation period. Consequently, in accordance with our policy, we have also given consideration to these factors in projecting charge-offs for this period and establishing our allowance for Private Education Loan losses. We will continue to monitor defaults and recoveries in light of the continuing weak economy and high unemployment rates. For a more detailed discussion of our policy for determining the collectability of Private Education Loan and maintaining our allowance for Private Education Loan losses see Note 2, “Significant Accounting Policies” to our Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Allowance for Loan Losses Three Months Ended September 30, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$189	$2,043	$63	$2,295
Total provision	21	384	4	409
Charge-offs	(18)	(272)	(11)	(301)
Loan sales	(3)	—	—	(3)
Reclassification of interest reserve(1)	—	12	—	12

Ending Balance	$189	$2,167	$56	$2,412

Allowance:
Ending balance: individually evaluated for impairment	$—	$618	$46	$664
Ending balance: collectively evaluated for impairment	$189	$1,549	$10	$1,748
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$4,485	$89	$4,574
Ending balance: collectively evaluated for impairment	$139,130	$34,682	$180	$173,992
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.06%	3.6%	16.9%
Charge-offs as a percentage of average loans in repayment (annualized)	.07%	3.7%	16.9%
Allowance as a percentage of the ending total loan balance	.14%	5.5%	20.8%
Allowance as a percentage of the ending loans in repayment	.20%	7.5%	20.8%
Allowance coverage of charge-offs (annualized)	2.7	2.0	1.2
Ending total loans(2)	$139,130	$39,167	$269
Average loans in repayment	$93,961	$28,819	$276
Ending loans in repayment	$93,552	$28,922	$269

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses Three Months Ended September 30, 2010
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$189	$2,042	$77	$2,308
Total provision	24	330	4	358
Charge-offs	(21)	(348)	(4)	(373)
Loan sales	(3)	—	—	(3)
Reclassification of interest reserve(1)	—	11	—	11

Ending Balance	$189	$2,035	$77	$2,301

Allowance:
Ending balance: individually evaluated for impairment	$—	$100	$62	$162
Ending balance: collectively evaluated for impairment	$189	$1,935	$15	$2,139
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$379	$122	$501
Ending balance: collectively evaluated for impairment	$144,090	$38,071	$243	$182,404
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	5.1%	4.0%
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	5.4%	4.0%
Allowance as a percentage of the ending total loan balance	.13%	5.3%	21.1%
Allowance as a percentage of the ending loans in repayment	.23%	7.9%	21.1%
Allowance coverage of charge-offs (annualized)	2.2	1.5	6.5
Ending total loans(2)	$144,090	$38,450	$365
Average loans in repayment	$82,203	$25,616	$295
Ending loans in repayment	$81,788	$25,784	$365

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses Nine Months Ended September 30, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$189	$2,022	$72	$2,283
Total provision	66	924	13	1,003
Charge-offs	(59)	(809)	(29)	(897)
Loan sales	(7)	—	—	(7)
Reclassification of interest reserve(1)	—	30	—	30

Ending Balance	$189	$2,167	$56	$2,412

Allowance:
Ending balance: individually evaluated for impairment	$—	$618	$46	$664
Ending balance: collectively evaluated for impairment	$189	$1,549	$10	$1,748
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$4,485	$89	$4,574
Ending balance: collectively evaluated for impairment	$139,130	$34,682	$180	$173,992
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	3.6%	12.9%
Charge-offs as a percentage of average loans in repayment (annualized)	.08%	3.8%	12.9%
Allowance as a percentage of the ending total loan balance	.14%	5.5%	20.8%
Allowance as a percentage of the ending loans in repayment	.20%	7.5%	20.8%
Allowance coverage of charge-offs (annualized)	2.4	2.0	1.4
Ending total loans(2)	$139,130	$39,167	$269
Average loans in repayment	$94,589	$28,481	$304
Ending loans in repayment	$93,552	$28,922	$269

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses Nine Months Ended September 30, 2010
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$161	$1,443	$76	$1,680
Total provision	76	1,004	19	1,099
Charge-offs	(67)	(968)	(18)	(1,053)
Loan sales	(6)	—	—	(6)
Reclassification of interest reserve(1)	—	32	—	32
Consolidation of securitization trusts(2)	25	524	—	549

Ending Balance	$189	$2,035	$77	$2,301

Allowance:
Ending balance: individually evaluated for impairment	$—	$100	$62	$162
Ending balance: collectively evaluated for impairment	$189	$1,935	$15	$2,139
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$379	$122	$501
Ending balance: collectively evaluated for impairment	$144,090	$38,071	$243	$182,404
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	4.9%	7.7%
Charge-offs as a percentage of average loans in repayment (annualized)	.11%	5.1%	7.7%
Allowance as a percentage of the ending total loan balance	.13%	5.3%	21.1%
Allowance as a percentage of the ending loans in repayment	.23%	7.9%	21.1%
Allowance coverage of charge-offs (annualized)	2.1	1.6	3.2
Ending total loans(3)	$144,090	$38,450	$365
Average loans in repayment	$82,362	$25,151	$318
Ending loans in repayment	$81,788	$25,784	$365

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators

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

	Private Education Loans Credit Quality Indicators
	September 30, 2011		December 31, 2010
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$34,337	90%	$33,619	90%
Non-Traditional(1)	3,638	10	3,913	10

Total	$37,975	100%	$37,532	100%

Cosigners:
With cosigner	$23,319	61%	$22,259	59%
Without cosigner	14,656	39	15,273	41

Total	$37,975	100%	$37,532	100%

Seasoning(2):
1-12 payments	$9,961	27%	$10,932	29%
13-24 payments	6,459	17	6,659	18
25-36 payments	5,001	13	4,457	12
37-48 payments	3,429	9	2,891	8
More than 48 payments	5,432	14	4,253	11
Not yet in repayment	7,693	20	8,340	22

Total	$37,975	100%	$37,532	100%

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans as of September 30, 2011 and December 31, 2010.

	FFELP Loan Delinquencies
	September 30, 2011		December 31, 2010
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$25,276		$28,214
Loans in forbearance(2)	20,302		22,028
Loans in repayment and percentage of each status:
Loans current	77,923	83.3%	80,026	82.8%
Loans delinquent 31-60 days(3)	5,202	5.6	5,500	5.7
Loans delinquent 61-90 days(3)	2,526	2.7	3,178	3.3
Loans delinquent greater than 90 days(3)	7,901	8.4	7,992	8.2

Total FFELP Loans in repayment	93,552	100.0%	96,696	100.0%

Total FFELP Loans, gross	139,130		146,938
FFELP Loan unamortized premium	1,718		1,900

Total FFELP Loans	140,848		148,838
FFELP Loan allowance for losses	(189)		(189)

FFELP Loans, net	$140,659		$148,649

Percentage of FFELP Loans in repayment		67.2%		65.8%

Delinquencies as a percentage of FFELP Loans in repayment		16.7%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.8%		18.6%

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	September 30, 2011		December 31, 2010
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,930		$7,419
Loans in forbearance(2)	1,166		1,156
Loans in repayment and percentage of each status:
Loans current	23,977	91.4%	22,850	91.2%
Loans delinquent 31-60 days(3)	827	3.1	794	3.2
Loans delinquent 61-90 days(3)	383	1.5	340	1.4
Loans delinquent greater than 90 days(3)	1,054	4.0	1,060	4.2

Total traditional loans in repayment	26,241	100%	25,044	100%

Total traditional loans, gross	34,337		33,619
Traditional loans unamortized discount	(762)		(801)

Total traditional loans	33,575		32,818
Traditional loans receivable for partially charged-off loans	668		558
Traditional loans allowance for losses	(1,487)		(1,231)

Traditional loans, net	$32,756		$32,145

Percentage of traditional loans in repayment		76.4%		74.5%

Delinquencies as a percentage of traditional loans in repayment		8.6%		8.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%		4.4%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		69.3%		65.2%

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	September 30, 2011		December 31, 2010
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$763		$921
Loans in forbearance(2)	194		184
Loans in repayment and percentage of each status:
Loans current	1,968	73.4%	2,038	72.6%
Loans delinquent 31-60 days(3)	205	7.6	217	7.7
Loans delinquent 61-90 days(3)	126	4.7	131	4.7
Loans delinquent greater than 90 days(3)	382	14.3	422	15.0

Total non-traditional loans in repayment	2,681	100%	2,808	100%

Total non-traditional loans, gross	3,638		3,913
Non-traditional loans unamortized discount	(81)		(93)

Total non-traditional loans	3,557		3,820
Non-traditional loans receivable for partially charged-off loans	524		482
Non-traditional loans allowance for losses	(680)		(791)

Non-traditional loans, net	$3,401		$3,511

Percentage of non-traditional loans in repayment		73.7%		71.8%

Delinquencies as a percentage of non-traditional loans in repayment		26.6%		27.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.7%		6.1%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		62.3%		55.9%

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

Troubled Debt Restructurings

We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payment and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For borrowers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as troubled debt restructurings. Forbearance provides borrowers the ability to defer payments for a period of time, but does not result in the forgiveness of any

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

principal or interest. While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. The recorded investment of loans granted a forbearance that were classified as troubled debt restructurings was $3.8 billion at September 30, 2011. The recorded investment for troubled debt restructurings from loans granted interest rate reductions or extended repayment plans was $0.6 billion and $0.4 billion at September 30, 2011 and 2010, respectively.

At September 30, 2011 and December 31, 2010 all of our troubled debt restructurings loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our troubled debt restructuring loans for the periods ended September 30, 2011 and December 31, 2010.

	Troubled Debt Restructuring Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
September 30, 2011
Private Education Loans — Traditional	$3,507	$3,552	$435
Private Education Loans — Non-Traditional	925	933	183

Total	$4,432	$4,485	$618

December 31, 2010
Private Education Loans — Traditional	$264	$268	$66
Private Education Loans — Non-Traditional	175	177	48

Total	$439	$445	$114

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our troubled debt restructuring loans for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$3,234	$51	$226	$1	$1,286	$58	$195	$4
Private Education Loans — Non-Traditional	863	19	163	2	413	25	150	4

Total	$4,097	$70	$389	$3	$1,699	$83	$345	$8

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

2.	Allowance for Loan Losses (Continued)

The following table provides the amount of modified loans that resulted in a troubled debt restructuring, as well as, charge-offs occurring in the troubled debt restructuring portfolio for the three and nine month periods ended September 30, 2011 and September 30, 2010. The majority of our loans that are considered troubled debt restructurings involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
(Dollars in millions)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)
Private Education Loans — Traditional	$874	$19	$38	$5	$3,317	$32	$132	$10
Private Education Loans — Non-Traditional	199	12	19	9	784	26	86	18

Total	$1,073	$31	$57	$14	$4,101	$58	$218	$28

(1)	Represents period ending balance of loans that have been modified during the period.

(2)	Represents loans that charge off at 212 days delinquent during the period that are classified as troubled debt restructurings.

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans at September 30, 2011 and December 31, 2010. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater than 90 days Past Due	Allowance for Uncollectible Interest
September 30, 2011
Private Education Loans — Traditional	$1,009	$35	$45
Private Education Loans — Non-Traditional	169	18	30

Total	$1,178	$53	$75

December 31, 2010
Private Education Loans — Traditional	$1,062	$35	$57
Private Education Loans — Non-Traditional	209	20	37

Total	$1,271	$55	$94

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

3.	Borrowings

The following table summarizes our borrowings as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$3,553	$15,543	$19,096	$4,361	$15,742	$20,103
Brokered deposits	1,552	1,652	3,204	1,387	3,160	4,547
Retail and other deposits	1,959	—	1,959	1,370	—	1,370
Other(1)	1,286	—	1,286	887	—	887

Total unsecured borrowings	8,350	17,195	25,545	8,005	18,902	26,907

Secured borrowings:
FFELP Loans securitizations	—	108,081	108,081	—	112,425	112,425
Private Education Loans securitizations	—	21,362	21,362	—	21,409	21,409
ED Conduit Program Facility	21,967	—	21,967	24,484	—	24,484
ABCP borrowings	257	4,987	5,244	—	5,853	5,853
Acquisition financing(2)	—	964	964	—	1,064	1,064
FHLB-DM Facility	1,000	—	1,000	900	—	900
Indentured trusts	—	1,089	1,089	—	1,246	1,246

Total secured borrowings	23,224	136,483	159,707	25,384	141,997	167,381

Total before hedge accounting adjustments	31,574	153,678	185,252	33,389	160,899	194,288
Hedge accounting adjustments	171	3,132	3,303	227	2,644	2,871

Total	$31,745	$156,810	$188,555	$33,616	$163,543	$197,159

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

3.	Borrowings (Continued)

Secured Borrowings

We currently consolidate all of our financing entities that are variable interest entities (“VIEs”) as we are the primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidated the following financing VIEs as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$21,967	$—	$21,967	$22,052	$571	$568	$23,191
ABCP borrowings	257	4,987	5,244	5,732	81	65	5,878
Securitizations — FFELP Loans	—	108,081	108,081	109,037	3,727	767	113,531
Securitizations — Private Education Loans	—	21,362	21,362	24,793	1,161	507	26,461
Indentured trusts	—	1,089	1,089	1,409	98	13	1,520

Total before hedge accounting adjustments	22,224	135,519	157,743	163,023	5,638	1,920	170,581
Hedge accounting adjustments	—	1,312	1,312	—	—	1,192	1,192

Total	$22,224	$136,831	$159,055	$163,023	$5,638	$3,112	$171,773

	December 31, 2010
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$24,484	$—	$24,484	$24,511	$819	$634	$25,964
ABCP borrowings	—	5,853	5,853	6,290	94	53	6,437
Securitizations — FFELP Loans	—	112,425	112,425	113,400	3,728	966	118,094
Securitizations — Private Education Loans	—	21,409	21,409	24,355	1,213	690	26,258
Indentured trusts	—	1,246	1,246	1,549	129	15	1,693

Total before hedge accounting adjustments	24,484	140,933	165,417	170,105	5,983	2,358	178,446
Hedge accounting adjustments	—	1,311	1,311	—	—	1,348	1,348

Total	$24,484	$142,244	$166,728	$170,105	$5,983	$3,706	$179,794

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

3.	Borrowings (Continued)

We have $5.1 billion in Private Education Loan securitization bonds outstanding at September 30, 2011, where we have the ability to call the bonds at a discount to par between the fourth quarter of 2011 and 2014. We have concluded that it is probable we will call these bonds at the call date at their respective discount to par. We consider it probable because we believe that these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, we are accreting this call discount as a reduction to interest expense through the call date. If it becomes less than probable that we will call these bonds at a future date, it will result in our reversing this prior accretion as a cumulative catch-up adjustment. The $3.4 billion asset-backed commercial paper facility completed in the fourth quarter of 2011 and discussed below will provide financing to call the outstanding bonds issued by SLM Private Education Loan Trust 2009-B ($2.6 billion principal) and SLM Private Education Loan Trust 2009-C ($1.0 billion principal) at their respective call prices of 93 percent and 94 percent of par. These bonds are callable in the fourth quarter of 2011 and the first quarter of 2012, respectively. We have accreted approximately $258 million, cumulatively, and $30 million and $86 million in the three and nine months ended September 30, 2011 as a reduction of interest expense.

Transactions During the Nine Months Ended September 30, 2011

On June 30, 2011, we completed an $825 million Private Education Loan ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.89 percent. This issue has a weighted average life of 4.0 years and an initial overcollateralization on the AAA bonds of approximately 18 percent.

On May 26, 2011, we completed an $821 million FFELP ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.15 percent. This issue has a weighted average life of 5.8 years and an initial overcollateralization of approximately 3 percent.

On April 26, 2011, we completed a $562 million Private Education Loan ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.99 percent. This issue has a weighted average life of 3.8 years and an initial overcollateralization on the AAA bonds of approximately 21 percent.

On March 3, 2011, we issued an $812 million FFELP ABS transaction at an all-in LIBOR equivalent cost of one-month LIBOR plus 1.14 percent. This issue has a weighted average life of 5.8 years and initial overcollateralization of approximately 3 percent.

On January 14, 2011, we issued a $2 billion five-year 6.25 percent fixed rate unsecured bond. The bond was issued to yield 6.50 percent before underwriting fees. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 4.46 percent. The proceeds of this bond were designated for general corporate purposes.

We also repurchase our outstanding unsecured debt in both open-market repurchases and public tender offers. Repurchasing debt helps us to better manage our short-term and long-term funding needs by utilizing current excess liquidity to reduce future obligations related to our unsecured borrowings at favorable pricing. During the first nine months of 2011, we repurchased $894 million of debt and realized gains of $38 million for the nine months ended September 30, 2011, compared with $3.6 billion and $199 million for the nine months ended September 30, 2010.

Recent Fourth-Quarter 2011 Transactions

On October 5, 2011, the Company closed on a $3.4 billion asset-backed commercial paper facility which matures in January 2014. This facility will provide, subject to certain conditions, the financing to call the 2009-B

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

3.	Borrowings (Continued)

and 2009-C Private Education Loan trust securities referenced above. The securities are first callable in November 2011 and January 2012, respectively. The cost of borrowing under the facility is expected to be commercial paper issuance cost plus 1.10 percent, excluding up-front commitment and unused fees.

The following table summarizes our securitization activity for the three and nine months ended September 30, 2011 and 2010. The securitizations in the periods presented below were accounted for as financings.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(Dollars in millions)	No. of Transactions	Loan Amount Securitized	No. of Transactions	Loan Amount Securitized	No. of Transactions	Loan Amount Securitized	No. of Transactions	Loan Amount Securitized
Securitizations:
FFELP Stafford/PLUS Loans	—	$—	1	$754	—	$—	2	$1,965
FFELP Consolidation Loans	—	—	—	—	2	1,546	—	—
Private Education Loans	—	—	2	4,257	2	1,699	3	6,186

Total securitizations	—	$—	3	$5,011	4	$3,245	5	$8,151

4.	Derivative Financial Instruments

Our risk management strategy and use and accounting of derivatives have not materially changed from that discussed in our 2010 Form 10-K. Please refer to Note 9, “Derivative Financial Instruments” in our 2010 Form 10-K for a full discussion.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of our derivative instruments at September 30, 2011 and December 31, 2010, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2011 and 2010.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Fair Values(1)
Derivative Assets
Interest rate swaps	Interest rate	$—	$—	$1,510	$967	$210	$200	$1,720	$1,167
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	1,522	1,925	126	101	1,648	2,026
Other(2)	Interest rate	—	—	—	—	—	26	—	26

Total derivative assets(3)		—	—	3,032	2,892	336	327	3,368	3,219
Derivative Liabilities
Interest rate swaps	Interest rate	(35)	(75)	—	—	(241)	(348)	(276)	(423)
Floor Income Contracts	Interest rate	—	—	—	—	(2,752)	(1,315)	(2,752)	(1,315)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(252)	(215)	—	—	(252)	(215)
Other(2)	Interest rate	—	—	—	—	—	(1)	—	(1)

Total derivative liabilities(3)		(35)	(75)	(252)	(215)	(2,993)	(1,664)	(3,280)	(1,954)

Net total derivatives		$(35)	$(75)	$2,780	$2,677	$(2,657)	$(1,337)	$88	$1,265

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

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollars in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Gross position	$3,368	$3,219	$(3,280)	$(1,954)
Impact of master netting agreements	(958)	(782)	958	782

Derivative values with impact of master netting agreements (as carried on balance sheet)	2,410	2,437	(2,322)	(1,172)
Cash collateral (held) pledged	(1,284)	(886)	1,294	809

Net position	$1,126	$1,551	$(1,028)	$(363)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset position at September 30, 2011 and December 31, 2010 by $173 million and $72 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset position at September 30, 2011 and December 31, 2010 by $112 million and $129 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Notional Values
Interest rate swaps	$1.1	$1.6	$14.0	$13.5	$90.6	$118.9	$105.7	$134.0
Floor Income Contracts	—	—	—	—	57.8	39.3	57.8	39.3
Cross currency interest rate swaps	—	—	16.4	17.5	.3	.3	16.7	17.8
Other(1)	—	—	—	—	1.4	1.0	1.4	1.0

Total derivatives	$1.1	$1.6	$30.4	$31.0	$150.1	$159.5	$181.6	$192.1

(1)	“Other” includes Euro-dollar futures contracts, embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Fair Value Hedges:
Interest rate swaps	$538	$277	$119	$119	$(577)	$(309)	$80	$87
Cross currency interest rate swaps	(1,314)	1,855	80	87	1,331	(2,015)	97	(73)

Total fair value derivatives	(776)	2,132	199	206	754	(2,324)	177	14
Cash Flow Hedges:
Interest rate swaps	1	(1)	(9)	(14)	—	—	(8)	(15)

Total cash flow derivatives	1	(1)	(9)	(14)	—	—	(8)	(15)
Trading:
Interest rate swaps	102	85	15	(18)	—	—	117	67
Floor Income Contracts	(356)	(88)	(246)	(223)	—	—	(602)	(311)
Cross currency interest rate swaps	27	24	2	2	—	—	29	26
Other	(3)	33	—	34	—	—	(3)	67

Total trading derivatives	(230)	54	(229)	(205)	—	—	(459)	(151)

Total	(1,005)	2,185	(39)	(13)	754	(2,324)	(290)	(152)
Less: realized gains recorded in interest expense	—	—	190	192	—	—	190	192

Gains (losses) on derivative and hedging activities, net	$(1,005)	$2,185	$(229)	$(205)	$754	$(2,324)	$(480)	$(344)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

	Nine Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Fair Value Hedges:
Interest rate swaps	$543	$769	$368	$368	$(602)	$(847)	$309	$290
Cross currency interest rate swaps	(440)	(1,227)	239	269	155	1,148	(46)	190

Total fair value derivatives	103	(458)	607	637	(447)	301	263	480
Cash Flow Hedges:
Interest rate swaps	(1)	(1)	(31)	(44)	—	—	(32)	(45)

Total cash flow derivatives	(1)	(1)	(31)	(44)	—	—	(32)	(45)
Trading:
Interest rate swaps	134	485	72	(18)	—	—	206	467
Floor Income Contracts	(482)	(111)	(674)	(656)	—	—	(1,156)	(767)
Cross currency interest rate swaps	25	51	6	5	—	—	31	56
Other	21	39	12	32	—	—	33	71

Total trading derivatives	(302)	464	(584)	(637)	—	—	(886)	(173)

Total	(200)	5	(8)	(44)	(447)	301	(655)	262
Less: realized gains recorded in interest expense	—	—	576	593	—	—	576	593

Gains (losses) on derivative and hedging activities, net	$(200)	$5	$(584)	$(637)	$(447)	$301	$(1,231)	$(331)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Total losses on cash flow hedges	$—	$(10)	$(5)	$(36)
Realized losses reclassified to interest expense(1)(2)(3)	9	9	27	31
Hedge ineffectiveness reclassified to earnings(1)(4)	—	—	1	—

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$9	$(1)	$23	$(5)

(1)	Amounts included in “Realized gains (losses) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)

We expect to reclassify $4 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of cash flow hedges that were hedging debt instruments that are outstanding as of the reporting date.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

Collateral

Collateral held and pledged at September 30, 2011 and December 31, 2010 related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2011	December 31, 2010
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,284	$886
Securities at fair value (not recorded in financial statements)(2)	788	585

Total collateral held	$2,072	$1,471

Derivative asset at fair value including accrued interest	$2,632	$2,540

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$1,294	$809
Securities at fair value (recorded in restricted investments)(3)	—	36

Total collateral pledged	$1,294	$845

Derivative liability at fair value including accrued interest and premium receivable	$1,213	$747

(1)	At September 30, 2011 and December 31, 2010, $87 million and $108 million, respectively, were held in restricted cash accounts.

(2)	We do not have the ability to sell or re-pledge these securities. As such, the securities are not recorded in the financial statements.

(3)	Counterparty has the right to sell or re-pledge securities.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

4.	Derivative Financial Instruments (Continued)

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $1,157 million with our counterparties as of the collateral call date. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $326 million and have posted $342 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would not be required to deliver additional assets to settle the contracts as of the balance sheet date. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides detail on our other assets at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable	$2,811	30%	$2,927	33%
Derivatives at fair value	2,410	26	2,437	27
Income tax asset, net current and deferred	1,664	18	1,283	14
Accounts receivable — general	1,378	15	730	8
Benefit and insurance-related investments	468	5	462	5
Other loans, net	213	2	271	3
Fixed assets, net	220	2	291	4
Other	283	2	569	6

Total	$9,447	100%	$8,970	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a net asset position by counterparty, exclusive of accrued interest and collateral. At September 30, 2011 and December 31, 2010, these balances included $2.8 billion and $2.7 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of September 30, 2011 and December 31, 2010, the cumulative mark-to-market adjustment to the hedged debt was $(3.3) billion and $(2.9) billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity and Stock-Based Compensation

The following table summarizes our common share repurchases and issuances for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common stock repurchased(1)	9,460,512	—	19,054,115	—
Average purchase price per share	$15.25	$—	$15.77	$—
Shares repurchased related to employee stock-based compensation plans(2)	244,758	236,005	2,880,269	788,865
Average purchase price per share	$15.40	$12.20	$15.82	$13.82
Authority remaining at end of period for repurchases(1)	—	38,841,923	—	38,841,923
Common shares issued	288,291	215,962	3,722,349	1,567,770

(1)

In April 2011 we authorized the repurchase of up to $300 million of our common stock in open market transactions, and terminated the previous stock repurchase program which had authorized the repurchase of up to 342.5 million shares. As of September 30, 2011, we have utilized the entire authorized amount under this program. Average purchase price per share includes purchase commission costs.

(2)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of our common stock on the New York Stock Exchange on September 30, 2011 was $12.45.

In March 2011, we retired all 70 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $1.9 billion, with corresponding decreases of $14 million in common stock and $1.9 billion in additional paid-in capital. There was no impact to total equity from this transaction.

In the first quarter of 2011, we changed our stock-based compensation plans so that retirement eligible employees would not forfeit unvested stock-based compensation upon their retirement. This change had the effect of accelerating $11 million of future stock-based compensation expenses associated with these unvested stock grants into the current period for those employees who are retirement eligible or who will become retirement eligible prior to the vesting date.

Dividend and Share Repurchase Program

On June 17, 2011 and September 16, 2011, we paid a quarterly dividend of $.10 per share on our common stock, the first dividends paid since early 2007. In April 2011, we authorized the repurchase of up to $300 million of outstanding common stock in open market transactions and terminated all previous authorizations. During the second and third quarters of 2011, we repurchased 19.1 million shares for an aggregate purchase price of $300 million. With this action, we have fully utilized our share repurchase authorization.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

7.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2011	2010	2011	2010
Numerator:
Net income (loss) from continuing operations	$(70)	$(494)	$89	$98
Income (loss) from discontinued operations, net of tax expense (benefit)	23	(1)	33	(15)

Net income (loss)	(47)	(495)	122	83
Preferred stock dividends	5	19	13	56

Net income (loss) attributable to common stock	(52)	(514)	109	27
Adjusted for dividends of Series C Preferred Stock(1)	—	—	—	—

Net income (loss) attributable to common stock for diluted EPS	$(52)	$(514)	$109	$27

Denominator:
Weighted average shares used to compute basic EPS	511	485	520	485
Effect of dilutive securities:
Dilutive effect of Series C Preferred Stock(1)	—	—	—	—
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(2)	—	—	6	1

Dilutive potential common shares(3)	—	—	6	1

Weighted average shares used to compute diluted EPS	511	485	526	486

Basic earnings (loss) per common share:
Continuing operations	$(.14)	$(1.06)	$.15	$.09
Discontinued operations	.04	—	.06	(.03)

Total	$(.10)	$(1.06)	$.21	$.06

Diluted earnings (loss) per common share:
Continuing operations	$(.14)	$(1.06)	$.15	$.09
Discontinued operations	.04	—	.06	(.03)

Total	$(.10)	$(1.06)	$.21	$.06

(1)	Our 7.25 percent mandatory convertible preferred stock Series C was issued on December 31, 2007. The Series C Preferred Stock was fully converted to common shares on December 15, 2010.

(2)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(3)

For the three months ended September 30, 2011 and 2010, stock options covering approximately 33 million and 38 million shares, respectively, and restricted stock of 3 million shares and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2011 and 2010, stock options covering approximately 13 million and 16 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

8.	Restructuring Activities

The following table summarizes the restructuring expenses incurred during the three and nine months ended September 30, 2011 and 2010 and cumulative restructuring expenses incurred through September 30, 2011 associated with our restructuring plans.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Expense(1) as of September 30, 2011

	2011	2010	2011	2010
Severance costs	$—	$10	$3	$52	$165
Lease and other contract termination costs	—	—	—	1	11
Exit and other costs	1	—	3	—	19

Total restructuring costs from continuing operations(1)	1	10	6	53	195
Total restructuring costs from discontinued operations	(1)	1	(1)	2	29

Total	$—	$11	$5	$55	$224

(1)	Aggregate restructuring expenses from continuing operations incurred across our reportable segments are disclosed in Note 11, “Segment Reporting.”

Since the fourth quarter of 2007 through September 30, 2011, severance costs were incurred in conjunction with aggregate completed and planned position eliminations across all of our reportable segments, ranging from senior executives to servicing center personnel.

The following table summarizes changes in the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

(Dollars in millions)	Severance Costs	Lease and Other Contract Termination Costs	Exit and Other Costs	Total
Balance at December 31, 2009	$9	$4	$—	$13
Net accruals from continuing operations	81	1	3	85
Net accruals from discontinued operations	3	2	—	5
Cash paid	(45)	(3)	(2)	(50)

Balance at December 31, 2010	48	4	1	53
Net accruals from continuing operations	3	—	3	6
Net accruals from discontinued operations	—	(1)	—	(1)
Cash paid	(39)	(2)	(4)	(45)

Balance at September 30, 2011	$12	$1	$—	$13

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. During the three and nine months ended September 30, 2011, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments. Please refer to Note 15, “Fair Value Measurements” in our 2010 Form 10-K for a full discussion.

The following tables summarize the valuation of our financial instruments that are marked-to-market on a recurring basis in the consolidated financial statements as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements on a Recurring Basis as of September 30, 2011				Fair Value Measurements on a Recurring Basis as of December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
U.S. Treasury securities	$—	$—	$—	$—	$39	$—	$—	$39
Agency residential mortgage backed securities	—	64	—	64	—	68	—	68
Guaranteed investment contracts	—	28	—	28	—	20	—	20
Other	—	12	—	12	—	12	—	12

Total available-for-sale investments	—	104	—	104	39	100	—	139
Derivative instruments:(1)
Interest rate swaps	—	1,568	152	1,720	—	1,017	150	1,167
Cross currency interest rate swaps	—	240	1,408	1,648	—	427	1,599	2,026
Other	—	—	—	—	—	—	26	26

Total derivative assets	—	1,808	1,560	3,368	—	1,444	1,775	3,219
Counterparty netting				(958)				(782)

Subtotal(3)				2,410				2,437
Cash collateral held				(1,284)				(886)

Net derivative assets				1,126				1,551

Total	$—	$1,912	$1,560	$1,230	$39	$1,544	$1,775	$1,690

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(68)	$(208)	$(276)	$—	$(183)	$(240)	$(423)
Floor Income Contracts	—	(2,752)	—	(2,752)	—	(1,315)	—	(1,315)
Cross currency interest rate swaps	—	(52)	(200)	(252)	—	(43)	(172)	(215)
Other	—	—	—	—	(1)	—	—	(1)

Total derivative instruments	—	(2,872)	(408)	(3,280)	(1)	(1,541)	(412)	(1,954)
Counterparty netting				958				782

Subtotal(3)				(2,322)				(1,172)
Cash collateral pledged				1,294				809

Net derivative liabilities				(1,028)				(363)

Total	$—	$(2,872)	$(408)	$(1,028)	$(1)	$(1,541)	$(412)	$(363)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011(3)				Three Months Ended September 30, 2010(3)
	Derivative Instruments				Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(80)	$2,273	$3	$2,196	$(162)	$423	$(9)	$252
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	30	(1,002)	(3)	(975)	65	1,414	33	1,512
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(6)	(63)	—	(69)	(4)	(44)	8	(40)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(56)	$1,208	$—	$1,152	$(101)	$1,793	$32	$1,724

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$24	$(1,065)	$(3)	$(1,044)	$(17)	$1,371	$32	$1,386

	Nine Months Ended September 30, 2011(3)
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(90)	$1,427	$26	$1,363
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	64	(48)	32	48
Included in other comprehensive income	—	—	—	—
Settlements	(30)	(171)	(58)	(259)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(56)	$1,208	$—	$1,152

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$35	$(222)	$10	$(177)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements (Continued)

	Nine Months Ended September 30, 2010
		Derivative Instruments
(Dollars in millions)	Residual Interests	Interest Rate Swaps	Floor Income Contracts	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Total
Balance, beginning of period	$1,828	$(272)	$(54)	$1,596	$(18)	$1,252	$3,080
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	225	3	(545)	37	(280)	(280)
Included in other comprehensive income	—	—	—	—	—	—	—
Settlements	—	2	51	(131)	13	(65)	(65)
Cumulative effect of accounting change(3)	(1,828)	(56)	—	873	—	817	(1,011)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$—	$(101)	$—	$1,793	$32	$1,724	$1,724

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$101	$—	$(676)	$38	$(537)	$(537)

(1)	“Included in earnings” comprises the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Gains (losses) on derivative and hedging activities, net	$(1,035)	$1,470	$(119)	$(406)
Interest expense	60	42	167	126

Total	$(975)	$1,512	$48	$(280)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(3)

Upon adoption of new consolidation accounting guidance on January 1, 2010, we consolidated previously off-balance sheet securitization trusts. This resulted in the removal of the Residual Interests and the recording of the fair value of swaps previously not in our consolidated results.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments, as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP loans	$137,762	$140,659	$(2,897)	$147,163	$148,649	$(1,486)
Private Education Loans	33,347	36,157	(2,810)	30,949	35,656	(4,707)
Other loans (presented in “other assets” on the balance sheet)	74	213	(139)	88	270	(182)
Cash and investments(1)	10,797	10,797	—	11,553	11,553	—

Total earning assets	181,980	187,826	(5,846)	189,753	196,128	(6,375)

Interest-bearing liabilities
Short-term borrowings	31,719	31,745	26	33,604	33,616	12
Long-term borrowings	145,403	156,810	11,407	154,355	163,544	9,189

Total interest-bearing liabilities	177,122	188,555	11,433	187,959	197,160	9,201

Derivative financial instruments
Floor Income/Cap contracts	(2,752)	(2,752)	—	(1,315)	(1,315)	—
Interest rate swaps	1,444	1,444	—	744	744	—
Cross currency interest rate swaps	1,396	1,396	—	1,811	1,811	—
Other			—	25	25	—

Excess of net asset fair value over carrying value			$5,587			$2,826

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily U.S. Treasury or U.S. agency securities whose cost basis is $99 million and $137 million at September 30, 2011 and December 31, 2010, respectively, versus a fair value of $104 million and $139 million at September 30, 2011 and December 31, 2010, respectively.

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

On October 7, 2011, we entered into an amended settlement agreement under which we agreed to increase the settlement fund to $24.15 million and Class Plaintiffs have submitted a motion for preliminary approval of the amended settlement agreement with the Court. At September 30, 2011, we have $24.15 million accrued related to this matter.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

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

FFELP Loans Segment

Our FFELP Loans segment consists of our $140.7 billion FFELP Loan portfolio as of September 30, 2011 and the underlying debt and capital funding the loans. We no longer originate FFELP Loans; however, we are actively seeking to acquire FFELP Loan portfolios.

The following table includes asset information for our FFELP Loans segment.

(Dollars in millions)	September 30, 2011	December 31, 2010
FFELP Loans, net	$140,659	$148,649
Cash and investments(1)	6,290	5,963
Other	4,806	3,911

Total assets	$151,755	$158,523

(1)	Includes restricted cash and investments.

Consumer Lending Segment

We originate, acquire, finance and service Private Education Loans. The portfolio totaled $36.2 billion at September 30, 2011. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2011	December 31, 2010
Private Education Loans, net	$36,157	$35,656
Cash and investments(1)	2,713	3,372
Other	3,727	4,004

Total assets	$42,597	$43,032

(1)	Includes restricted cash and investments.

Business Services Segment

In this segment we provide loan servicing to our FFELP Loans segment, ED and other third parties. We provide default aversion work and contingency collections on behalf of Guarantors, colleges, ED and other third parties. Through our Campus Solutions business we provide comprehensive financing and transaction processing solutions to college financial aid offices and students to streamline the financial aid process. Through Sallie Mae Insurance Services we offer directly to college students and higher education institutions tuition insurance, renters insurance and student health insurance. We also provide 529 college-savings plan account asset servicing and other transaction processing activities.

At September 30, 2011 and December 31, 2010, the Business Services segment had total assets of $838 million and $930 million, respectively.

Other Segment

The Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

At September 30, 2011 and December 31, 2010, the Other segment had total assets of $2.4 billion and $2.8 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2011
(Dollars in millions)	FFELP Loans	Consumer Lending	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$711	$609	$—	$—	$—	$1,320	$147	$1,467
Other loans	—	—	—	5	—	5	—	5
Cash and investments	1	2	3	1	(3)	4	—	4

Total interest income	712	611	3	6	(3)	1,329	147	1,476
Total interest expense	354	204	—	16	(3)	571	20	591

Net interest income (loss)	358	407	3	(10)	—	758	127	885
Less: provisions for loan losses	21	384	—	4	—	409	—	409

Net interest income (loss) after provisions for loan losses	337	23	3	(14)	—	349	127	476
Servicing revenue	20	16	242	—	(183)	95	—	95
Contingency revenue	—	—	84	—	—	84	—	84
Gains on debt repurchases	—	—	—	—	—	—	—	—
Other income (loss)	—	—	11	8	—	19	(498)	(479)

Total other income (loss)	20	16	337	8	(183)	198	(498)	(300)
Expenses:
Direct operating expenses	188	82	119	2	(183)	208	—	208
Overhead expenses	—	—	—	77	—	77	—	77

Operating expenses	188	82	119	79	(183)	285	—	285
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	—	—	6	6
Restructuring expenses	—	—	1	—	—	1	—	1

Total expenses	188	82	120	79	(183)	286	6	292

Income (loss) from continuing operations, before income tax expense (benefit)	169	(43)	220	(85)	—	261	(377)	(116)
Income tax expense (benefit)(3)	62	(16)	81	(31)	—	96	(142)	(46)

Net income (loss) from continuing operations	107	(27)	139	(54)	—	165	(235)	(70)
Income from discontinued operations, net of taxes	—	—	—	23	—	23	—	23

Net income (loss)	$107	$(27)	$139	$(31)	$—	$188	$(235)	$(47)

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$127	$—	$127
Total other loss	(498)	—	(498)
Goodwill and acquired intangible assets impairment and amortization expense	—	6	6

Total “Core Earnings” adjustments to GAAP	$(371)	$(6)	(377)

Income tax benefit			(142)

Net loss			$(235)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Three Months Ended September 30, 2010
(Dollars in millions)	FFELP Loans	Consumer Lending	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$748	$611	$—	$—	$—	$1,359	$137	$1,496
Other loans	—	—	—	7	—	7	—	7
Cash and investments	3	4	4	1	(4)	8	—	8

Total interest income	751	615	4	8	(4)	1,374	137	1,511
Total interest expense	386	206	—	11	(4)	599	40	639

Net interest income (loss)	365	409	4	(3)	—	775	97	872
Less: provisions for loan losses	25	330	—	3	—	358	—	358

Net interest income (loss) after provisions for loan losses	340	79	4	(6)	—	417	97	514
Servicing revenue	17	17	223	—	(164)	93	—	93
Contingency revenue	—	—	84	—	—	84	—	84
Gains on debt repurchases	—	—	—	18	—	18	—	18
Other income (loss)	1	—	13	5	—	19	(366)	(347)

Total other income (loss)	18	17	320	23	(164)	214	(366)	(152)
Expenses:
Direct operating expenses	182	99	121	2	(164)	240	—	240
Overhead expenses	—	—	—	62	—	62	—	62

Operating expenses	182	99	121	64	(164)	302	—	302
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	—	—	670	670
Restructuring expenses	8	2	—	—	—	10	—	10

Total expenses	190	101	121	64	(164)	312	670	982

Income (loss) from continuing operations, before income tax expense (benefit)	168	(5)	203	(47)	—	319	(939)	(620)
Income tax expense (benefit)(3)	60	(2)	72	(14)	—	116	(242)	(126)

Net income (loss) from continuing operations	108	(3)	131	(33)	—	203	(697)	(494)
Loss from discontinued operations, net of taxes	—	—	—	(1)	—	(1)	—	(1)

Net income (loss)	$108	$(3)	$131	$(34)	$—	$202	$(697)	$(495)

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2010
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$97	$—	$97
Total other loss	(366)	—	(366)
Goodwill and acquired intangible assets impairment and amortization expense	—	670	670

Total “Core Earnings” adjustments to GAAP	$(269)	$(670)	(939)

Income tax benefit			(242)

Net loss			$(697)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2011
(Dollars in millions)	FFELP Loans	Consumer Lending	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,168	$1,813	$—	$—	$—	$3,981	$416	$4,397
Other loans	—	—	—	17	—	17	—	17
Cash and investments	3	7	8	4	(8)	14	—	14

Total interest income	2,171	1,820	8	21	(8)	4,012	416	4,428
Total interest expense	1,080	603	—	46	(8)	1,721	56	1,777

Net interest income (loss)	1,091	1,217	8	(25)	—	2,291	360	2,651
Less: provisions for loan losses	67	924	—	12	—	1,003	—	1,003

Net interest income (loss) after provisions for loan losses	1,024	293	8	(37)	—	1,288	360	1,648
Servicing revenue	66	48	731	—	(559)	286	—	286
Contingency revenue	—	—	248	—	—	248	—	248
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income (loss)	—	—	31	14	—	45	(1,251)	(1,206)

Total other income (loss)	66	48	1,010	78	(559)	643	(1,277)	(634)
Expenses:
Direct operating expenses	575	237	368	10	(559)	631	—	631
Overhead expenses	—	—	—	226	—	226	—	226

Operating expenses	575	237	368	236	(559)	857	—	857
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	—	—	18	18
Restructuring expenses	1	2	2	1	—	6	—	6

Total expenses	576	239	370	237	(559)	863	18	881

Income (loss) from continuing operations, before income tax expense (benefit)	514	102	648	(196)	—	1,068	(935)	133
Income tax expense (benefit)(3)	189	37	238	(71)	—	393	(349)	44

Net income (loss) from continuing operations	325	65	410	(125)	—	675	(586)	89
Income from discontinued operations, net of taxes	—	—	—	33	—	33	—	33

Net income (loss)	$325	$65	$410	$(92)	$—	$708	$(586)	$122

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$360	$—	$360
Total other income (loss)	(1,277)	—	(1,277)
Goodwill and acquired intangible assets impairment and amortization expense	—	18	18

Total “Core Earnings” adjustments to GAAP	$(917)	$(18)	(935)

Income tax benefit			(349)

Net loss			$(586)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2010
(Dollars in millions)	FFELP Loans	Consumer Lending	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,135	$1,751	$—	$—	$—	$3,886	$433	$4,319
Other loans	—	—	—	23	—	23	—	23
Cash and investments	6	11	13	2	(13)	19	—	19

Total interest income	2,141	1,762	13	25	(13)	3,928	433	4,361
Total interest expense	1,104	562	—	33	(13)	1,686	53	1,739

Net interest income (loss)	1,037	1,200	13	(8)	—	2,242	380	2,622
Less: provisions for loan losses	76	1,004	—	19	—	1,099	—	1,099

Net interest income (loss) after provisions for loan losses	961	196	13	(27)	—	1,143	380	1,523
Servicing revenue	53	57	696	1	(493)	314	—	314
Contingency revenue	—	—	252	—	—	252	—	252
Gains on debt repurchases	—	—	—	199	—	199	—	199
Other income (loss)	1	—	37	16	—	54	(371)	(317)

Total other income (loss)	54	57	985	216	(493)	819	(371)	448
Expenses:
Direct operating expenses	557	265	373	7	(493)	709	—	709
Overhead expenses	—	—	—	190	—	190	—	190

Operating expenses	557	265	373	197	(493)	899	—	899
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	—	—	689	689
Restructuring expenses	42	5	5	1	—	53	—	53

Total expenses	599	270	378	198	(493)	952	689	1,641

Income (loss) from continuing operations, before income tax expense (benefit)	416	(17)	620	(9)	—	1,010	(680)	330
Income tax expense (benefit)(3)	148	(6)	222	4	—	368	(136)	232

Net income (loss) from continuing operations	268	(11)	398	(13)	—	642	(544)	98
Loss from discontinued operations, net of taxes	—	—	—	(15)	—	(15)	—	(15)

Net income (loss)	$268	$(11)	$398	$(28)	$—	$627	$(544)	$83

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2010
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$380	$—	$380
Total other income (loss)	(371)	—	(371)
Goodwill and acquired intangible assets impairment and amortization expense	—	689	689

Total “Core Earnings” adjustments to GAAP	$9	$(689)	(680)

Income tax benefit			(136)

Net loss			$(544)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The two adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The following table reflects aggregate adjustments associated with these areas for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(371)	$(269)	$(917)	$9
Net impact of acquired intangibles(2)	(6)	(670)	(18)	(689)
Net tax effect(3)	142	242	349	136

Total “Core Earnings” adjustments to GAAP	$(235)	$(697)	$(586)	$(544)

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

Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods. In the fourth quarter of 2010, we began actively marketing our Purchased Paper — Non-Mortgage business for sale and concluded it was probable this business would be sold within one year at which time we would exit the business. The Purchased Paper — Non-Mortgage business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. As a result, we have classified the business as held-for-sale, and, as such, the results of operations of this business were required to be presented in discontinued operations beginning in the fourth quarter of 2010. In connection with this classification, we are required to carry this business at the lower of fair value or historical cost basis. We sold the Purchased Paper — Non-Mortgage business in the third quarter of 2011 which resulted in a $35 million gain.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at September 30, 2011 and for the three and nine months ended

September 30, 2011 and 2010 is unaudited)

(Dollars in millions, except per share amounts, unless otherwise noted)

12.	Discontinued Operations (Continued)

The following table summarizes the discontinued assets and liabilities at September 30, 2011 and December 31, 2010, respectively.

(Dollars in millions)	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$5	$4
Other assets	83	177

Assets of discontinued operations	$88	$181

Liabilities:
Liabilities of discontinued operations	$17	$6

At September 30, 2011, other assets of our discontinued operations consist primarily of a tax asset that will be realized in the fourth quarter of 2011 when the tax loss for the sale of our Purchased Paper — Non-Mortgage business is utilized on our consolidated income tax return. Liabilities of our discontinued operations consist primarily of sale related liabilities and restructuring liabilities related to severance and contract termination costs.

At December 31, 2010, other assets of our discontinued operations consist primarily of the Purchased Paper — Non-Mortgage loan portfolio and a deferred tax asset for intangibles that will be realized when the tax loss for the sale of our Purchased Paper — Non-Mortgage business is utilized on our consolidated income tax return. Liabilities of our discontinued operations consist primarily of restructuring liabilities related to severance and contract termination costs.

The following table summarizes the discontinued operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Discontinued operations:
Income (loss) from discontinued operations before income taxes	$37	$(1)	$52	$(21)
Income tax expense (benefit)	14	—	19	(6)

Income (loss) from discontinued operations, net of taxes	$23	$(1)	$33	$(15)

Income from discontinued operations in the three and nine months ended September 30, 2011 increased primarily due to the sale of our Purchased Paper — Non-Mortgage portfolio resulting in a $35 million gain in the third quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

This report contains “forward-looking statements” and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about the company’s beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the company’s Annual Report on Form 10-K for the year ended Dec. 31, 2010, the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the company is a party; credit risk associated with the company’s exposure to third parties, including counterparties to the company’s derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The company could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings or the credit ratings of the United States of America; failures of its operating systems or infrastructure, including those of third-party vendors; damage to its reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on its business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of its customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of its earning assets vs. its funding arrangements; changes in general economic conditions; and changes in the demand for debt management services. The preparation of the company’s consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. The company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in its expectations.

Definitions for capitalized terms used in this document can be found in the “Glossary” at the end of this document.

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2010 to be consistent with classifications adopted for 2011, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2011	2010	2011	2010
GAAP Basis
Net income (loss)	$(47)	$(495)	$122	$83
Diluted earnings (loss) per common share	$(.10)	$(1.06)	$.21	$.06
Weighted average shares used to compute diluted earnings (loss) per share	511	485	526	486
Return on assets	(.10)%	(1.00)%	.09%	.06%
“Core Earnings” Basis(1)
“Core Earnings” net income	$188	$202	$708	$627
“Core Earnings” diluted earnings per common share(2)	$.36	$.37	$1.32	$1.17
Weighted average shares used to compute diluted earnings per share	517	528	526	527
“Core Earnings” return on assets	.39%	.41%	.49%	.43%
Other Operating Statistics
Ending FFELP Loans, net	$140,659	$146,593	$140,659	$146,593
Ending Private Education Loans, net	36,157	35,542	36,157	35,542

Ending total student loans, net	$176,816	$182,135	$176,816	$182,135

Average student loans	$178,620	$184,139	$181,242	$183,424

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

(2)

Preferred dividends of $15 million and $44 million, applicable to our convertible Series C Preferred Stock, were added back to the numerator in the three and nine months ended September 30, 2010, respectively, in computing diluted earnings per share, as the Series C Preferred Stock was dilutive on a “Core Earnings” basis. The Series C Preferred Stock was fully converted to common shares on December 15, 2010.

Overview

Our primary business is to help students and families save, plan and pay for college. As part of this, we originate, service and collect loans made to students and/or their parents to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States, through our non-federally guaranteed Private Education Loan programs and as a servicer and collector of loans for the U.S. Department of Education (“ED”). In addition we are the largest holder, servicer and collector of loans made under the Federal Family Education Loan Program (“FFELP”), a program that was discontinued in 2010.

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

We monitor and assess our ongoing operations and results based on the following four reportable segments:

•

FFELP Loans segment — This segment consists of our $140.7 billion and $148.7 billion FFELP Loan portfolio and the underlying debt and capital funding the loans as of September 30, 2011 and December 31, 2010, respectively. We no longer originate FFELP Loans; however, we are actively seeking to acquire, and have acquired, FFELP Loan portfolios. The portfolio has a weighted average remaining life of 7.7 years.

•

Consumer Lending segment — We originate, acquire, finance and service Private Education Loans. The portfolio totaled $36.2 billion and $35.7 billion at September 30, 2011 and December 31, 2010, respectively. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education.

•

Business Services segment — In this segment we provide loan servicing to our FFELP Loans segment, ED and other third parties. We provide default aversion work and contingency collections on behalf of Guarantors, colleges, ED and other third parties. Through our Campus Solutions business we provide comprehensive financing and transaction processing solutions to college financial aid offices and students to streamline the financial aid process. Through Sallie Mae Insurance Services we offer directly to college students and higher education institutions, tuition insurance, renters insurance, and student health insurance. We also provide 529 college-savings plan account asset servicing and other transaction processing activities.

•

Other segment — This segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Key Financial Measures

Our operating results are primarily driven by interest income from our student loan portfolios, provision for loan losses, financing costs, costs necessary to generate new assets, the revenues and expenses generated by our service businesses, and gains and losses on loan sales, debt repurchases and derivatives. We manage and assess the performance of each business segment separately as each is focused on different customer bases and derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provision for loan losses; charge-offs and delinquencies; servicing and contingency revenues; other income (loss); operating expenses; and “Core Earnings”) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

First Nine Months of 2011 Summary of Results

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

In this environment, we were able to achieve significant accomplishments during the first nine months of 2011 as discussed below.

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

GAAP third quarter 2011 net loss was $47 million ($.10 diluted loss per share), versus net loss of $495 million ($1.06 diluted loss per share) in the same quarter last year. We manage our business segments on a “Core Earnings” basis. The primary difference between our “Core Earnings” and GAAP results for the third quarter of 2011 is a $371 million unrealized, mark-to-market loss on certain derivative contracts recognized in GAAP but not in “Core Earnings” results. The primary difference between “Core Earnings” and GAAP in the year-ago quarter was a mark-to-market loss on certain derivative contracts of $269 million and a $660 million impairment of goodwill and intangibles in the year-ago quarter.

“Core Earnings” were $188 million ($.36 diluted earnings per share) for the third quarter 2011, compared with $202 million ($.37 diluted earnings per share) for the year-ago period. Improved loan loss provision and operating expenses and the gain on the sale of our Purchased Paper — Non-Mortgage business more than offset lower debt repurchase gains.

Both GAAP and “Core Earnings” third-quarter 2011 results included the following: an additional $124 million of provision for Private Education Loan losses attributable to the adoption of recent accounting guidance for troubled debt restructurings, and a $35 million gain on the sale of the Company’s discontinued Purchased Paper — Non-Mortgage business.

During the first nine months of 2011, we raised $2 billion of unsecured debt and issued $1.6 billion of FFELP asset-backed securities and $1.4 billion of Private Education Loan securities. We also repurchased $894 million of debt and realized “Core Earnings” gains of $64 million for the nine months ended September 30, 2011, compared with $3.6 billion and $199 million in the nine months ended September 30, 2010.

During the second and third quarters of 2011, we paid $300 million to repurchase 19.1 million common shares on the open market as part of our previously announced $300 million share repurchase program authorization. We have fully utilized this authorization. We declared and paid a $.10 per share dividend during the second and third quarters of 2011.

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

Reduce Operating Expenses

The elimination of FFELP by HCERA greatly reduced the scope of our historical revenue generating capabilities. In 2010 we originated $14 billion of loans, 84 percent of them FFELP Loans; in 2011 we expect to originate $2.7 billion of new loans, all of them Private Education Loans. Our FFELP related revenues will decline over the coming years. As a result, we must effectively match our cost structure to our ongoing business. We have set a goal of getting to a quarterly operating expense of $250 million in the fourth quarter 2011 and are on track to achieve this goal. Operating expenses were $285 million in the third quarter of 2011. Operating expenses in the third quarter of 2011 included $15 million related to the pending termination of our defined benefit retirement plan and $8 million of servicing costs related to the $25 billion student loan portfolio acquisition at the end of last year. We completed conversion of the acquired portfolio to our loan servicing system in October 2011 and expect these servicing costs to decline as a result. These charges notwithstanding, we expect to achieve our quarterly operating expense target of $250 million in the fourth quarter of 2011.

Maximize Cash Flows from FFELP Loans

We have a $140.7 billion portfolio of FFELP Loans that is expected to generate significant amounts of cash flow and earnings in the coming years. We plan to reduce related costs, minimize income volatility and opportunistically purchase additional FFELP Loan portfolios such as the portfolio we purchased at the end of 2010. During the first nine months of 2011 we acquired $1.5 billion of FFELP loans and expect to purchase additional FFELP loans in the future.

Prudently Grow Consumer Lending Segment Assets and Revenue

Successfully growing Private Education Loan lending, which is designed to supplement federal financial aid, is the key component of our long-term plan to grow shareholder value. We must originate increasing numbers of high quality Private Education Loans, increase net interest margins and further reduce charge-offs and provision for loan losses. Originations were 29 percent higher in the third quarter of 2011 compared with the year-ago quarter. Charge-offs decreased to 3.7 percent of loans in repayment from 5.4 percent in the year-ago quarter.

Increase Business Services Segment Revenue

Our Business Services segment comprises several businesses with customers related to FFELP that will experience revenue declines and several businesses with customers that provide growth opportunities. Our growth businesses are ED servicing, ED collections, other school-based asset type servicing and collections, Campus Solutions, Sallie Mae Insurance Services, transaction processing and 529 college-savings plan account asset servicing.

•

Our allocation of new customer loans awarded for servicing under our ED Servicing Contract recently increased from 22 percent to 26 percent for the current contract year ending August 15, 2012. The increase was driven primarily by our top ranking for default prevention performance results. We are servicing approximately 3.4 million accounts under the ED Servicing Contract as of September 30, 2011. We can continue to expand our market share on the next contract year under the ED Servicing Contract by having a better performance ranking than the three other servicing companies. We expect that this volume will also grow organically as more loans are originated under DSLP. Our goal is to further expand our market share and broaden the services we provide to ED and other third-party servicing clients.

•

Campus Solutions is a business line that we expect to grow by expanding our product offerings and leveraging our deep relationships with colleges and universities. In the first quarter, we announced a Sallie Mae Bank No-Fee Student Checking Account with Debit as an enhanced refund disbursement choice for schools and students to help higher education institutions rapidly process financial aid and tuition refunds. This new option complements existing refund disbursement choices that include electronic deposit to the bank account of the student’s choice, debit card or a check. We have added 35 new refund disbursement clients in 2011.

•

Assets under management in 529 college-savings plans total $34.5 billion and have been growing at a rate of 22 percent over the last three years. We recently were selected to continue as the program manager for New York’s 529 College Savings Program under a seven-year contract, which is currently being negotiated. New York has the largest direct 529 plan in the country. Our goal is to service additional 529 plans.

•

We launched Sallie Mae Insurance Services in the prior quarter, which offers directly to college students and higher education institutions tuition insurance, renters insurance and student health insurance.

•

We completed the acquisition of SC Services & Associates, Inc., a provider of collections services to local governments and courts. This acquisition will enhance and complement our other contingency collection businesses.

Reinstate Dividends and/or Share Repurchases

Our objective was to begin either paying dividends or repurchasing shares, or a combination of both, by the second half of 2011. On June 17, 2011 and September 16, 2011, we paid a quarterly dividend of $.10 per share on our common stock, the first dividends paid since early 2007. In April 2011, we authorized the repurchase of up to $300 million of outstanding common stock in open-market transactions and terminated all previous authorizations. During the second and third quarters of 2011, we paid $300 million to repurchase 19.1 million common shares on the open market. We have now fully utilized the share repurchase program authorization.

RESULTS OF OPERATIONS

We present the results of operations below first on a consolidated basis in accordance with GAAP. Following our discussion of consolidated earnings results on a GAAP basis, we present our results on a segment basis. We have four business segments: FFELP Loans, Consumer Lending, Business Services and Other. Since these segments operate in distinct business environments and we manage and evaluate the financial performance of these segments using non-GAAP financial measures, these segments are presented on a “Core Earnings” basis (see “‘Core Earnings’ — Definition and Limitations”).

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions, except per share data)	2011	2010	$	%	2011	2010	$	%
Interest income:
FFELP Loans	$858	$885	$(27)	(3)%	$2,584	$2,568	$16	1%
Private Education Loans	609	611	(2)	—	1,813	1,751	62	4
Other loans	5	7	(2)	(29)	17	23	(6)	(26)
Cash and investments	4	8	(4)	(50)	14	19	(5)	(26)

Total interest income	1,476	1,511	(35)	(2)	4,428	4,361	67	2
Total interest expense	591	639	(48)	(8)	1,777	1,739	38	2

Net interest income	885	872	13	1	2,651	2,622	29	1
Less: provisions for loan losses	409	358	51	14	1,003	1,099	(96)	(9)

Net interest income after provisions for loan losses	476	514	(38)	(7)	1,648	1,523	125	8
Other income (loss):
Gains on sales of loans and securities, net	—	1	(1)	(100)	—	7	(7)	(100)
Losses on derivative and hedging activities, net	(480)	(344)	(136)	40	(1,231)	(331)	(900)	272
Servicing revenue	95	93	2	2	286	314	(28)	(9)
Contingency revenue	84	84	—	—	248	252	(4)	(2)
Gains on debt repurchases	—	18	(18)	(100)	38	199	(161)	(81)
Other income (loss)	1	(4)	5	125	25	7	18	257

Total other income (loss)	(300)	(152)	(148)	97	(634)	448	(1,082)	(242)
Expenses:
Operating expenses	285	302	(17)	(6)	857	899	(42)	(5)
Goodwill and acquired intangible assets impairment and amortization expense	6	670	(664)	(99)	18	689	(671)	(97)
Restructuring expenses	1	10	(9)	(90)	6	53	(47)	(89)

Total expenses	292	982	(690)	(70)	881	1,641	(760)	(46)
Income (loss) from continuing operations before income tax expense (benefit)	(116)	(620)	504	(81)	133	330	(197)	(60)
Income tax expense (benefit)	(46)	(126)	80	(63)	44	232	(188)	(81)

Net income (loss) from continuing operations	(70)	(494)	424	(86)	89	98	(9)	(9)
Income (loss) from discontinued operations, net of tax expense (benefit)	23	(1)	24	2,400	33	(15)	48	320

Net income (loss)	(47)	(495)	448	(91)	122	83	39	47
Preferred stock dividends	5	19	(14)	(74)	13	56	(43)	(77)

Net income (loss) attributable to common stock	$(52)	$(514)	$462	(90)	$109	$27	$82	304%

Basic earnings (loss) per common share:
Continuing operations	$(.14)	$(1.06)	$.92	(87)	$.15	$.09	$.06	67%
Discontinued operations	.04	—	.04	100	.06	(.03)	.09	300

Total	$(.10)	$(1.06)	$.96	(91)%	$.21	$.06	$.15	250%

Diluted earnings (loss) per common share:
Continuing operations	$(.14)	$(1.06)	$.92	(87)%	$.15	$.09	$.06	67%
Discontinued operations	.04	—	.04	100	.06	(.03)	.09	300

Total	$(.10)	$(1.06)	$.96	(91)%	$.21	$.06	$.15	250%

Dividends per common share	$.10	$—	$.10	100%	$.20	$—	$.20	100%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

For the three months ended September 30, 2011 and 2010, net loss was $47 million, or $.10 diluted loss per common share, and $495 million, or $1.06 diluted loss per common share, respectively. The decrease in net loss was primarily due to $660 million of goodwill and intangible asset impairment charges, which were partially non-tax deductible, recorded in the third quarter of 2010. This was partially offset by a $136 million increase in net losses on derivative and hedging activities and $124 million of additional provision for loan losses in connection with adopting new accounting guidance in the third quarter of 2011 related to troubled debt restructurings (“TDRs”).

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income increased by $13 million primarily as a result of incremental net interest income from the acquisition of $25 billion of securitized loans on December 31, 2010, which was partially offset by higher funding costs.

•

Provisions for loan losses increased by $51 million as a result of $124 million of additional provision related to the implementation of new accounting guidance for TDRs (see “Consumer Lending Segment — Private Education Loans Provision for Loan Losses and Charge-offs” for a further discussion). Excluding the impact of this new accounting guidance, provisions for loan losses would have decreased by $73 million as a result of overall improvements in credit quality and delinquency and charge-off trends.

•

Net losses on derivatives and hedging activities increased by $136 million. The primary factors affecting the change in losses were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during the period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivatives and hedging activities may vary significantly in future periods.

•

Gains on debt repurchases decreased $18 million year-over-year as we repurchased less debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Operating expenses decreased $17 million primarily due to our ongoing cost savings initiative. The third quarter of 2011, which is typically our seasonal peak, included $8 million of third-party servicing expenses related to the $25 billion loan portfolio acquisition on December 31, 2010 and $15 million of expense related to the pending termination of our defined benefit pension plan. The third quarter of 2010 included $7 million of litigation contingency expenses.

•

Restructuring expenses decreased $9 million primarily as a result of the substantial completion of our plan for restructuring which we initiated during 2010 in response to legislation ending FFELP. Restructuring our operations in response to the elimination of FFELP required us to significantly reduce our operations and related operating costs associated with the origination of FFELP Loans. Restructuring expenses associated with continuing operations under this plan were $1 million in the third quarter of 2011 and $10 million in the third quarter of 2010. We currently expect to incur an estimated $5 million of additional restructuring costs through 2012. The majority of these expenses will be severance costs.

•

The effective tax rates for the third quarters of 2011 and 2010 were 40 percent and 20 percent, respectively. The change was primarily driven by non-tax deductible goodwill impairments recorded in the third quarter of 2010.

•

Net income from discontinued operations increased $24 million primarily due to the sale of our Purchased Paper — Non-Mortgage portfolio resulting in a $35 million gain in the third quarter. Our Purchased Paper businesses are presented as discontinued operations for the current and prior periods.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011 and 2010, net income was $122 million, or $.21 diluted earnings per common share, and $83 million, or $.06 diluted earnings per common share, respectively. The increase in net income for the nine months ended September 30, 2011 as compared with the prior year period was primarily due to $660 million of goodwill and intangible asset impairment charges, which were partially non-tax deductible, recorded in the year-ago period and a $96 million decrease in the provisions for loan losses. This was partially offset by a $900 million increase in net losses on derivative and hedging activities and a $161 million decrease in gains on debt repurchases.

The primary contributors to each of the identified drivers of changes in net income for the current nine-month period compared with the year-ago nine-month period are as follows:

•

Net interest income increased by $29 million primarily the result of incremental net interest income from the acquisition of $25 billion of securitized student loans on December 31, 2010, which was partially offset by higher funding costs.

•

Provisions for loan losses decreased by $96 million. Excluding the effect of the $124 million of additional provision related to the implementation of new accounting guidance for TDRs (see “Consumer Lending Segment — Private Education Loans Provision for Loan Losses and Charge-offs” for further discussion), the provision for loan losses would have decreased by $220 million as a result of overall improvements in credit quality and delinquency and charge-off trends.

•

Net losses on derivatives and hedging activities increased by $900 million primarily due to interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during the period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivatives and hedging activities may vary significantly in future periods.

•

Servicing revenue decreased by $28 million primarily due to 2010 legislation that eliminated the origination of new FFELP Loans, thereby eliminating Guarantor issuance fees on new FFELP Loans. Outstanding FFELP Loans on which we earn additional fees also declined.

•

Gains on debt repurchases decreased $161 million as we repurchased less debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Other income increased by $18 million primarily due to an increase in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “losses on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Operating expenses decreased $42 million primarily as a result of our cost saving initiative. The first nine months of 2011 included $33 million of third-party servicing expenses related to the $25 billion loan portfolio acquisition on December 31, 2010, $12 million of litigation contingency expenses, $11 million from the acceleration of stock compensation and $15 million of expense related to the pending termination of our defined benefit pension plan. The first nine months of 2010 included $9 million of restructuring related impairments and $30 million of litigation contingency expenses.

•	Restructuring expenses decreased $47 million primarily the result of the substantial completion of our plan for restructuring the Company initiated during 2010 in response to legislation ending FFELP.

•

The effective tax rates for the nine months ended September 30, 2011 and 2010 were 33 percent and 70 percent, respectively. The change was primarily driven by the impact of non-tax deductible goodwill impairments recorded in the first nine months of 2010.

•

Net income from discontinued operations for the nine months ended September 30, 2011 was $33 million compared with a net loss from discontinued operations of $15 million for the nine months ended September 30, 2010. The change was primarily driven by a $35 million gain realized from the sale of our Purchased Paper — Non-Mortgage portfolio in the third quarter of 2011 and higher than expected collections during the first nine months of 2011.

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

Specific adjustments that management makes to GAAP results to derive our “Core Earnings” basis of presentation are described in detail in the section entitled “Differences between ‘Core Earnings’ and GAAP” below.

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in Note 11, “Segment Reporting.”

	Three Months Ended September 30, 2011
(Dollars in millions)	FFELP Loans	Consumer Lending	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$711	$609	$—	$—	$—	$1,320	$147	$1,467
Other loans	—	—	—	5	—	5	—	5
Cash and investments	1	2	3	1	(3)	4	—	4

Total interest income	712	611	3	6	(3)	1,329	147	1,476
Total interest expense	354	204	—	16	(3)	571	20	591

Net interest income (loss)	358	407	3	(10)	—	758	127	885
Less: provisions for loan losses	21	384	—	4	—	409	—	409

Net interest income (loss) after provisions for loan losses	337	23	3	(14)	—	349	127	476
Servicing revenue	20	16	242	—	(183)	95	—	95
Contingency revenue	—	—	84	—	—	84	—	84
Gains on debt repurchases	—	—	—	—	—	—	—	—
Other income (loss)	—	—	11	8	—	19	(498)	(479)

Total other income (loss)	20	16	337	8	(183)	198	(498)	(300)
Expenses:
Direct operating expenses	188	82	119	2	(183)	208	—	208
Overhead expenses	—	—	—	77	—	77	—	77

Operating expenses	188	82	119	79	(183)	285	—	285
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	—	—	6	6
Restructuring expenses	—	—	1	—	—	1	—	1

Total expenses	188	82	120	79	(183)	286	6	292

Income (loss) from continuing operations, before income tax expense (benefit)	169	(43)	220	(85)	—	261	(377)	(116)
Income tax expense (benefit)(3)	62	(16)	81	(31)	—	96	(142)	(46)

Net income (loss) from continuing operations	107	(27)	139	(54)	—	165	(235)	(70)
Income from discontinued operations, net of taxes	—	—	—	23	—	23	—	23

Net income (loss)	$107	$(27)	$139	$(31)	$—	$188	$(235)	$(47)

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$127	$—	$127
Total other loss	(498)	—	(498)
Goodwill and acquired intangible assets impairment and amortization expense	—	6	6

Total “Core Earnings” adjustments to GAAP	$(371)	$(6)	(377)

Income tax benefit			(142)

Net loss			$(235)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2010
(Dollars in millions)	FFELP Loans	Consumer Lending	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$748	$611	$—	$—	$—	$1,359	$137	$1,496
Other loans	—	—	—	7	—	7	—	7
Cash and investments	3	4	4	1	(4)	8	—	8

Total interest income	751	615	4	8	(4)	1,374	137	1,511
Total interest expense	386	206	—	11	(4)	599	40	639

Net interest income (loss)	365	409	4	(3)	—	775	97	872
Less: provisions for loan losses	25	330	—	3	—	358	—	358

Net interest income (loss) after provisions for loan losses	340	79	4	(6)	—	417	97	514
Servicing revenue	17	17	223	—	(164)	93	—	93
Contingency revenue	—	—	84	—	—	84	—	84
Gains on debt repurchases	—	—	—	18	—	18	—	18
Other income (loss)	1	—	13	5	—	19	(366)	(347)

Total other income (loss)	18	17	320	23	(164)	214	(366)	(152)
Expenses:
Direct operating expenses	182	99	121	2	(164)	240	—	240
Overhead expenses	—	—	—	62	—	62	—	62

Operating expenses	182	99	121	64	(164)	302	—	302
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	—	—	670	670
Restructuring expenses	8	2	—	—	—	10	—	10

Total expenses	190	101	121	64	(164)	312	670	982

Income (loss) from continuing operations, before income tax expense (benefit)	168	(5)	203	(47)	—	319	(939)	(620)
Income tax expense (benefit)(3)	60	(2)	72	(14)	—	116	(242)	(126)

Net income (loss) from continuing operations	108	(3)	131	(33)	—	203	(697)	(494)
Loss from discontinued operations, net of taxes	—	—	—	(1)	—	(1)	—	(1)

Net income (loss)	$108	$(3)	$131	$(34)	$—	$202	$(697)	$(495)

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2010
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$97	$—	$97
Total other loss	(366)	—	(366)
Goodwill and acquired intangible assets impairment and amortization expense	—	670	670

Total “Core Earnings” adjustments to GAAP	$(269)	$(670)	(939)

Income tax benefit			(242)

Net loss			$(697)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2011
(Dollars in millions)	FFELP Loans	Consumer Lending	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,168	$1,813	$—	$—	$—	$3,981	$416	$4,397
Other loans	—	—	—	17	—	17	—	17
Cash and investments	3	7	8	4	(8)	14	—	14

Total interest income	2,171	1,820	8	21	(8)	4,012	416	4,428
Total interest expense	1,080	603	—	46	(8)	1,721	56	1,777

Net interest income (loss)	1,091	1,217	8	(25)	—	2,291	360	2,651
Less: provisions for loan losses	67	924	—	12	—	1,003	—	1,003

Net interest income (loss) after provisions for loan losses	1,024	293	8	(37)	—	1,288	360	1,648
Servicing revenue	66	48	731	—	(559)	286	—	286
Contingency revenue	—	—	248	—	—	248	—	248
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income (loss)	—	—	31	14	—	45	(1,251)	(1,206)

Total other income (loss)	66	48	1,010	78	(559)	643	(1,277)	(634)
Expenses:
Direct operating expenses	575	237	368	10	(559)	631	—	631
Overhead expenses	—	—	—	226	—	226	—	226

Operating expenses	575	237	368	236	(559)	857	—	857
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	—	—	18	18
Restructuring expenses	1	2	2	1	—	6	—	6

Total expenses	576	239	370	237	(559)	863	18	881

Income (loss) from continuing operations, before income tax expense (benefit)	514	102	648	(196)	—	1,068	(935)	133
Income tax expense (benefit)(3)	189	37	238	(71)	—	393	(349)	44

Net income (loss) from continuing operations	325	65	410	(125)	—	675	(586)	89
Income from discontinued operations, net of taxes	—	—	—	33	—	33	—	33

Net income (loss)	$325	$65	$410	$(92)	$—	$708	$(586)	$122

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$360	$—	$360
Total other income (loss)	(1,277)	—	(1,277)
Goodwill and acquired intangible assets impairment and amortization expense	—	18	18

Total “Core Earnings” adjustments to GAAP	$(917)	$(18)	(935)

Income tax benefit			(349)

Net loss			$(586)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2010
(Dollars in millions)	FFELP Loans	Consumer Lending	Business Services	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,135	$1,751	$—	$—	$—	$3,886	$433	$4,319
Other loans	—	—	—	23	—	23	—	23
Cash and investments	6	11	13	2	(13)	19	—	19

Total interest income	2,141	1,762	13	25	(13)	3,928	433	4,361
Total interest expense	1,104	562	—	33	(13)	1,686	53	1,739

Net interest income (loss)	1,037	1,200	13	(8)	—	2,242	380	2,622
Less: provisions for loan losses	76	1,004	—	19	—	1,099	—	1,099

Net interest income (loss) after provisions for loan losses	961	196	13	(27)	—	1,143	380	1,523
Servicing revenue	53	57	696	1	(493)	314	—	314
Contingency revenue	—	—	252	—	—	252	—	252
Gains on debt repurchases	—	—	—	199	—	199	—	199
Other income (loss)	1	—	37	16	—	54	(371)	(317)

Total other income (loss)	54	57	985	216	(493)	819	(371)	448
Expenses:
Direct operating expenses	557	265	373	7	(493)	709	—	709
Overhead expenses	—	—	—	190	—	190	—	190

Operating expenses	557	265	373	197	(493)	899	—	899
Goodwill and acquired intangible assets impairment and amortization expense	—	—	—	—	—	—	689	689
Restructuring expenses	42	5	5	1	—	53	—	53

Total expenses	599	270	378	198	(493)	952	689	1,641

Income (loss) from continuing operations, before income tax expense (benefit)	416	(17)	620	(9)	—	1,010	(680)	330
Income tax expense (benefit)(3)	148	(6)	222	4	—	368	(136)	232

Net income (loss) from continuing operations	268	(11)	398	(13)	—	642	(544)	98
Loss from discontinued operations, net of taxes	—	—	—	(15)	—	(15)	—	(15)

Net income (loss)	$268	$(11)	$398	$(28)	$—	$627	$(544)	$83

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2010
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$380	$—	$380
Total other income (loss)	(371)	—	(371)
Goodwill and acquired intangible assets impairment and amortization expense	—	689	689

Total “Core Earnings” adjustments to GAAP	$9	$(689)	(680)

Income tax benefit			(136)

Net loss			$(544)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The two adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The following table reflects aggregate adjustments associated with these areas for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$(371)	$(269)	$(917)	$9
Net impact of goodwill and acquired intangibles	(6)	(670)	(18)	(689)
Net income tax effect	142	242	349	136

Total “Core Earnings” adjustments to GAAP	$(235)	$(697)	$(586)	$(544)

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

The table below quantifies the adjustments for derivative accounting on our net income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(480)	$(344)	$(1,231)	$(331)
Plus: Realized losses on derivative and hedging activities, net(1)	228	182	598	613

Unrealized gains (losses) on derivative and hedging activities, net	(252)	(162)	(633)	282
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(99)	(86)	(257)	(230)
Other pre-change in derivatives accounting adjustments	(20)	(21)	(27)	(43)

Total net impact derivative accounting(2)	$(371)	$(269)	$(917)	$9

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

The accounting for derivative instruments requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our “Core Earnings” presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense. The table below summarizes the realized losses on derivative and hedging activities and the associated reclassification on a “Core Earnings” basis for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(246)	$(223)	$(674)	$(656)
Net settlement income on interest rate swaps reclassified to net interest income	17	39	51	41
Foreign exchange derivatives losses reclassified to other income	1	—	—	1
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	2	25	1

Total reclassifications of realized losses on derivative and hedging activities	(228)	(182)	(598)	(613)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(252)	(162)	(633)	282

Gains (losses) on derivative and hedging activities, net	$(480)	$(344)	$(1,231)	$(331)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Floor Income Contracts	$(356)	$(88)	$(482)	$(111)
Basis swaps	57	38	76	364
Foreign currency hedges	43	(136)	(261)	(28)
Other	4	24	34	57

Total unrealized gains (losses) on derivative and hedging activities, net	$(252)	$(162)	$(633)	$282

2) Goodwill and Acquired Intangibles: “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
“Core Earnings” goodwill and acquired intangibles adjustments(1):
Goodwill and acquired intangible assets impairment from continuing operations	$—	$(660)	$—	$(660)
Amortization of acquired intangibles from continuing operations	(6)	(10)	(18)	(29)

Total “Core Earnings” goodwill and acquired intangibles adjustments	$(6)	$(670)	$(18)	$(689)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
“Core Earnings” interest income:
FFELP Loans	$711	$748	(5)%	$2,168	$2,135	2%
Cash and investments	1	3	(67)	3	6	(50)

Total “Core Earnings” interest income	712	751	(5)	2,171	2,141	1
Total “Core Earnings” interest expense	354	386	(8)	1,080	1,104	(2)

Net “Core Earnings” interest income	358	365	(2)	1,091	1,037	5
Less: provisions for loan losses	21	25	(16)	67	76	(12)

Net “Core Earnings” interest income after provisions for loan losses	337	340	(1)	1,024	961	7
Servicing revenue	20	17	18	66	53	25
Other income	—	1	(100)	—	1	(100)

Total other income	20	18	11	66	54	22
Direct operating expenses	188	182	3	575	557	3
Restructuring expenses	—	8	(100)	1	42	(98)

Total expenses	188	190	(1)	576	599	(4)

Income from continuing operations, before income tax expense	169	168	1	514	416	24
Income tax expense	62	60	3	189	148	28

“Core Earnings”	$107	$108	(1)%	$325	$268	21%

“Core Earnings” from the FFELP Loans segment were $107 million in the third quarter of 2011, compared with $108 million in the year-ago quarter. Key financial measures include:

•	Net interest margin of .97 percent in the third quarter of 2011 compared with .94 percent in the year-ago quarter.

•	The provision for loan losses of $21 million in the third quarter of 2011 decreased from $25 million in the year-ago quarter.

FFELP Loans Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with reconciliation to the GAAP-basis FFELP Loans net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
“Core Earnings” basis FFELP student loan yield	2.55%	2.53%	2.57%	2.54%
Hedged Floor Income	.27	.23	.24	.22
Unhedged Floor Income	.09	.05	.12	.02
Consolidation Loan Rebate Fees	(.65)	(.56)	(.66)	(.57)
Repayment Borrower Benefits	(.13)	(.08)	(.11)	(.09)
Premium amortization	(.14)	(.16)	(.15)	(.18)

“Core Earnings” basis FFELP student loan net yield	1.99	2.01	2.01	1.94
“Core Earnings” basis FFELP student loan cost of funds	(.96)	(.97)	(.96)	(.94)

“Core Earnings” basis FFELP student loan spread	1.03	1.04	1.05	1.00
“Core Earnings” basis FFELP other asset spread impact	(.06)	(.10)	(.07)	(.09)

“Core Earnings” basis FFELP Loans net interest margin(1)	.97%	.94%	.98%	.91%

“Core Earnings” basis FFELP Loans net interest margin(1)	.97%	.94%	.98%	.91%
Adjustment for GAAP accounting treatment	.38	.25	.35	.33

GAAP-basis FFELP Loans net interest margin(1)	1.35%	1.19%	1.33%	1.24%

(1)	The average balances of our FFELP interest-earning assets for the respective periods are:

(Dollars in millions)
FFELP Loans	$141,848	$147,822	$144,389	$146,937
Other interest-earning assets	4,784	5,522	4,927	5,610

Total FFELP “Core Earnings” basis interest-earning assets	$146,632	$153,344	$149,316	$152,547

The increase in the “Core Earnings” basis FFELP Loans net interest margin of 7 basis points for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 was primarily the result of an increase in Floor Income due to lower interest rates.

As of September 30, 2011, our FFELP Loan portfolio totaled approximately $140.7 billion, comprised of $51.7 billion of FFELP Stafford and $89.0 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 5.0 years and 9.2 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 5 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2011 and 2010, based on interest rates as of those dates.

	September 30, 2011			September 30, 2010
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$120.1	$18.3	$138.4	$125.1	$18.3	$143.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(63.6)	(1.2)	(64.8)	(74.7)	(1.1)	(75.8)
Less: economically hedged Floor Income Contracts	(41.5)	—	(41.5)	(39.2)	—	(39.2)

Student loans eligible to earn Floor Income	$15.0	$17.1	$32.1	$11.2	$17.2	$28.4

Student loans earning Floor Income	$15.0	$2.6	$17.6	$11.1	$2.7	$13.8

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period October 1, 2011 to June 30, 2016. The hedges related to these loans do not qualify as effective hedges.

(Dollars in billions)	October 1, 2011 to December 31, 2011	2012	2013	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$41.5	$38.3	$32.6	$28.3	$27.2	$10.4

FFELP Loans Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs for the three and nine months September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
FFELP Loan provision for loan losses	$21	$25	$67	$76
FFELP Loan charge-offs	18	21	59	67

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which are presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The increases in operating expenses in the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010 were primarily the result of the increase in servicing costs related to the $25 billion loan portfolio acquisition on December 31, 2010. Operating expenses, excluding restructuring-related asset impairments, were 52 basis points and 49 basis points of average FFELP Loans in the quarters ended September 30, 2011 and 2010, respectively, and 53 basis points and 50 basis points for the nine months ended September 30, 2011 and 2010, respectively.

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
“Core Earnings” interest income:
Private Education Loans	$609	$611	—%	$1,813	$1,751	4%
Cash and investments	2	4	(50)	7	11	(36)

Total “Core Earnings” interest income	611	615	(1)	1,820	1,762	3
Total “Core Earnings” interest expense	204	206	(1)	603	562	7

Net “Core Earnings” interest income	407	409	—	1,217	1,200	1
Less: provisions for loan losses	384	330	16	924	1,004	(8)

Net “Core Earnings” interest income after provisions for loan losses	23	79	(71)	293	196	49
Servicing revenue	16	17	(6)	48	57	(16)
Direct operating expenses	82	99	(17)	237	265	(11)
Restructuring expenses	—	2	(100)	2	5	(60)

Total expenses	82	101	(19)	239	270	(11)

Income (loss) from continuing operations, before income tax expense (benefit)	(43)	(5)	760	102	(17)	700
Income tax expense (benefit)	(16)	(2)	700	37	(6)	717

“Core Earnings” (loss)	$(27)	$(3)	800%	$65	$(11)	691%

“Core Earnings” loss was $27 million for the three months ended September 30, 2011, compared with a net loss of $3 million in the year-ago period. We recorded an additional $124 million of provision for Private Education Loan losses in the third quarter of 2011 attributable to the adoption of new accounting guidance for TDRs. The adoption of this new accounting guidance resulted in the increase in “Core Earnings” loss in the third quarter of 2011 versus the year-ago quarter.

Highlights vs. third-quarter 2010 included:

•	Loan originations increased to $1.1 billion, up 29 percent from $835 million.

•	The portfolio, net of loan loss allowance, totaled $36.2 billion at September 30, 2011, compared with $35.5 billion at September 30, 2010.

•	Net interest margin, before loan loss provision, improved to 4.0 percent, up from 3.9 percent.

•	TDR adoption increased the provision for loan losses to $384 million, compared with $330 million a year ago.

•	Delinquencies of 90 days or more (as a percentage of loans in repayment) improved to 5.0 percent, compared with 5.7 percent.

•	The annual charge-off rate (as a percentage of loans in repayment) improved to 3.7 percent, compared with 5.4 percent.

Consumer Lending Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
“Core Earnings” basis Private Education Student Loan yield	6.39%	6.27%	6.34%	6.10%
Discount amortization	.18	.40	.24	.32

“Core Earnings” basis Private Education Loan net yield	6.57	6.67	6.58	6.42
“Core Earnings” basis Private Education Loan cost of funds	(2.00)	(1.94)	(2.00)	(1.78)

“Core Earnings” basis Private Education Loan spread	4.57	4.73	4.58	4.64
“Core Earnings” basis other asset spread impact	(.54)	(.86)	(.52)	(.81)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.03%	3.87%	4.06%	3.83%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.03%	3.87%	4.06%	3.83%
Adjustment for GAAP accounting treatment	(.09)	.01	(.06)	.02

GAAP-basis Consumer Lending net interest margin(1)	3.94%	3.88%	4.00%	3.85%

(1)	The average balances of our Consumer Lending interest-earning assets for the respective periods are:

(Dollars in millions)
Private Education Loans	$36,772	$36,317	$36,853	$36,487
Other interest-earning assets	3,280	5,541	3,183	5,375

Total Consumer Lending “Core Earnings” basis interest-earning assets	$40,052	$41,858	$40,036	$41,862

The increase in the “Core Earnings” basis Consumer Lending net interest margin over both the year-ago quarter and nine month period was primarily the result of a benefit from the decline in the average balance of our other asset portfolio, which more than offset the effect of the lower discount amortization due to lower prepayment speeds. The size of the other asset portfolio, which is primarily securitization trust restricted cash and cash held at Sallie Mae Bank (the “Bank”), has decreased significantly. This other asset portfolio earns a negative yield and as a result, when its relative weighting decreases compared to the Private Education Loan portfolio, the overall net interest margin increases.

Private Education Loans Provision for Loan Losses and Charge-Offs

The following tables summarize the total Private Education Loans provision for loan losses and charge-offs for the quarters ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Provision for Private Education Loan losses:
Provision for losses, excluding the impact of new TDR accounting guidance implemented in third-quarter 2011	$260	$330	$800	$1,004
Provision for losses related to new TDR accounting guidance implemented in third-quarter 2011	124	—	124	—

Total provision for Private Education Loan losses	$384	$330	$924	$1,004

Private Education Loan charge-offs	$272	$348	$809	$968

We recorded an additional $124 million of provision for Private Education Loan losses in the third quarter of 2011 to reflect the cumulative, year-to-date effect of adopting new accounting rules related to TDRs. For a complete discussion of the effect of these new rules on our provision for Private Education Loan losses, see “Critical Accounting Policies and Estimates — Recently Adopted Accounting Standards — Troubled Debt Restructurings”.

In establishing the allowance for Private Education Loan losses for the third quarter of 2011, we considered several additional emerging environmental factors with respect to our Private Education Loan portfolio. In particular, we continue to see improving credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio compared to the year-ago quarter. The overall delinquency rate has declined to 10.3 percent from 11.1 percent and the charge-off rate has declined to 3.7 percent from 5.4 percent compared to the year-ago quarter.

In contrast to these overall improvements in credit quality, delinquency and charge-off trends, Private Education Loans which defaulted between 2008 and 2011 for which we have previously charged off estimated losses have, to varying degrees, not met our recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. Differences in actual future recoveries on these defaulted loans could affect our receivable for partially charged-off Private Education Loans. We have increased our provision for Private Education Loan losses in the third quarter of 2011 in the amount of $143 million to reflect these uncertainties. Continuing historically high unemployment rates may negatively affect future Private Education Loan default and recovery expectations over our estimated two-year loss confirmation period. Consequently, in accordance with our policy, we have also given consideration to these factors in projecting charge-offs for this period and establishing our allowance for Private Education Loan losses. We will continue to monitor defaults and recoveries in light of the continuing weak economy and high unemployment rates. For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Note 2, “Significant Accounting Policies” to our Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended December 31, 2010.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The decreases in operating expenses in the three and nine months ended September 30, 2011 compared with the three and nine months ended September 30, 2010 were primarily the result of our cost cutting initiatives. Operating expenses, excluding restructuring-related asset impairments, were 88 basis points and 108 basis points of average Private Education Loans in the quarters ended September 30, 2011 and 2010, respectively, and 86 basis points and 97 basis points of average Private Education Loans in the nine months ended September 30, 2011 and 2010, respectively.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Net interest income after provision	$3	$4	(25)%	$8	$13	(38)%
Servicing revenue:
Intercompany loan servicing	183	164	12	559	493	13
Third-party loan servicing	20	20	—	60	56	7
Guarantor servicing	15	16	(6)	40	77	(48)
Other servicing	24	23	4	72	70	3

Total servicing revenue	242	223	9	731	696	5
Contingency revenue	84	84	—	248	252	(2)
Other Business Services revenue	11	13	(15)	31	37	(16)

Total other income	337	320	5	1,010	985	3
Direct operating expenses	119	121	(2)	368	373	(1)
Restructuring expenses	1	—	100	2	5	(60)

Total expenses	120	121	(1)	370	378	(2)

Income from continuing operations, before income tax expense	220	203	8	648	620	5
Income tax expense	81	72	13	238	222	7

“Core Earnings”	$139	$131	6%	$410	$398	3%

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $140 billion and $133 billion for the quarters ended September 30, 2011 and 2010 and $142 billion and $133 billion for the nine months ended September 30, 2011 and 2010, respectively. The increase in intercompany loan servicing revenue from the year-ago periods is primarily the result of the acquisition of the $25 billion FFELP Loan portfolio on December 31, 2010 which was partially offset by the amortization of the underlying portfolio as well as the FFELP Loans sold to ED as part of the Participation Program in 2010.

We are servicing approximately 3.4 million accounts under the ED Servicing Contract as of September 30, 2011. Third-party loan servicing fees in the third quarter of 2011 and the third quarter of 2010 included $16 million and $10 million, respectively, of servicing revenue related to the ED Servicing Contract. Our allocation of loans awarded for servicing under the ED contract increased from 22 percent to 26 percent for the contract year ending August 2012. The increase was driven primarily by our top ranking for default prevention performance results.

The decrease in Guarantor servicing revenue compared with the year-ago quarter and nine-month period was primarily due to 2010 legislation that eliminated the origination of new FFELP Loans, thereby eliminating Guarantor issuance fees on new FFELP Loans. Outstanding FFELP Loans on which we earn additional fees also declined.

Other servicing revenue includes account asset servicing revenue and Campus Solutions revenue. Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services and administration services for our various 529 college-savings plans. Assets under administration in our 529 college-savings plans totaled $34.5 billion as of September 30, 2011, a 28 percent increase from the year-ago quarter. Campus Solutions revenue is earned from our Campus Solutions business whose services include comprehensive financing and transaction processing solutions that we provide to college financial aid offices and students to streamline the financial aid process.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others.

(Dollars in millions)	September 30, 2011	September 30, 2010
Student loans	$10,839	$9,781
Other	2,133	1,648

Total	$12,972	$11,429

Other Business Services revenue is primarily transaction fees that are earned in conjunction with our rewards program from participating companies based on member purchase activity, either online or in stores, depending on the contractual arrangement with the participating company. Typically, a percentage of the purchase price of the consumer members’ eligible purchases with participating companies is set aside in an account maintained by us on behalf of our members.

Revenues related to services performed on FFELP Loans accounted for 78 percent of total segment revenues for both of the quarters ended September 30, 2011 and 2010, respectively, and 78 percent and 79 percent for the nine months ended September 30, 2011 and 2010, respectively.

On September 1, 2011, we completed the acquisition of SC Services & Associates, Inc., a provider of collections services to local governments and courts. This acquisition will enhance and complement our other contingency collection businesses.

Operating Expenses — Business Services Segment

Operating expenses for the three and nine months ended September 30, 2011 decreased from the three and nine months ended September 30, 2010 primarily as a result of our cost cutting initiatives. Included in operating expenses for the first nine months of 2011 is approximately $33 million in third-party servicing costs associated with our acquisition of $25 billion in loans at the end of 2010. During the third quarter 2011 we began transitioning these loans to our own servicing platform and completed the transfer in October 2011. With the portfolio fully transitioned, the future servicing costs associated with these loans will decline significantly.

Other Segment

The following table includes “Core Earnings” results of our Other segment

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Net interest loss after provision	$(14)	$(6)	133%	$(37)	$(27)	37%
Gains on debt repurchases	—	18	(100)	64	199	(68)
Other	8	5	60	14	17	(18)

Total income	8	23	(65)	78	216	(64)
Direct operating expenses	2	2	—	10	7	43
Overhead expenses:
Corporate overhead	47	28	68	134	94	43
Unallocated information technology costs	30	34	(12)	92	96	(4)

Total overhead expenses	77	62	24	226	190	19

Operating expenses	79	64	23	236	197	20
Restructuring expenses	—	—	—	1	1	—

Total expenses	79	64	23	237	198	20

Loss from continuing operations, before income tax expense (benefit)	(85)	(47)	81	(196)	(9)	2,078
Income tax expense (benefit)	(31)	(14)	121	(71)	4	(1,875)

Net loss from continuing operations	(54)	(33)	64	(125)	(13)	862
Income (loss) from discontinued operations, net of taxes	23	(1)	2,400	33	(15)	320

“Core Earnings” (loss)	$(31)	$(34)	(9)%	$(92)	$(28)	229%

Purchased Paper Business

Our Purchased Paper businesses are presented as discontinued operations for the current and prior periods (see “Consolidated Earnings Summary — GAAP-basis” for a further discussion). We sold our Purchased Paper — Non-Mortgage business, resulting in a $35 million gain, in the third quarter of 2011.

Gains on Debt Repurchases

We began repurchasing our outstanding debt in the second quarter of 2008. We repurchased $9 million and $882 million face amount of our senior unsecured notes for the quarters ended September 30, 2011 and 2010, respectively, and $894 million and $3.6 billion for the nine months ended September 30, 2011 and 2010, respectively.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock compensation expense. Unallocated information technology costs are related to infrastructure and operations.

The increase in corporate overhead for the three-month period ended September 30, 2011 compared with the three-month period ended September 30, 2010 was primarily the result of $15 million of additional expense related to the anticipated termination of our defined benefit pension plan due to changes in estimates related to the employee termination benefits as well as changes in interest rates.

The increase in corporate overhead for the nine-month period ended September 30, 2011 compared with the nine-month period ended September 30, 2010, was primarily the result of a change in the terms of our stock compensation plans, additional expense related to the anticipated termination of our defined benefit pension plan, and restructuring-related consulting expenses incurred in the first half of 2011. In the first quarter of 2011, we changed our stock compensation plans so that retirement eligible employees would not forfeit unvested stock compensation upon their retirement. This change had the effect of accelerating the future stock compensation expenses associated with these unvested stock grants into the current period for those retirement-eligible employees.

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

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities for the three and nine months ended September 30, 2011 and 2010. This table reflects our net interest margin on a consolidated basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Stafford and Other Student Loans	$52,399	1.89%	$67,265	1.89%	$53,856	1.88%	$65,326	1.90%
FFELP Consolidation Loans	89,449	2.70	80,557	2.78	90,533	2.70	81,611	2.68
Private Education Loans	36,772	6.57	36,317	6.67	36,853	6.58	36,487	6.42
Other loans	221	9.38	300	9.52	241	9.16	337	9.29
Cash and investments	11,092	.16	12,891	.23	10,945	.18	12,939	.20

Total interest-earning assets	189,933	3.08%	197,330	3.04%	192,428	3.08%	196,700	2.96%

Non-interest-earning assets	5,187		5,944		5,283		6,392

Total assets	$195,120		$203,274		$197,711		$203,092

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$30,935	.89%	$45,526	.92%	$31,780	.89%	$42,463	.85%
Long-term borrowings	155,505	1.33	149,646	1.41	157,352	1.33	152,389	1.29

Total interest-bearing liabilities	186,440	1.26%	195,172	1.30%	189,132	1.26%	194,852	1.19%

Non-interest-bearing liabilities	3,863		3,180		3,592		3,358
Stockholders’ equity	4,817		4,922		4,987		4,882

Total liabilities and stockholders’ equity	$195,120		$203,274		$197,711		$203,092

Net interest margin		1.85%		1.75%		1.84%		1.78%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in millions)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2011 vs. 2010
Interest income	$(35)	$22	$(57)
Interest expense	(48)	(19)	(29)

Net interest income	$13	$46	$(33)

Nine Months Ended September 30, 2011 vs. 2010
Interest income	$67	$163	$(96)
Interest expense	38	90	(52)

Net interest income	$29	$86	$(57)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	September 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$3,483	$—	$3,483	$2,339	$5,822
Grace, repayment and other(2)	47,451	88,196	135,647	35,636	171,283

Total, gross	50,934	88,196	139,130	37,975	177,105
Unamortized premium/(discount)	868	850	1,718	(843)	875
Receivable for partially charged-off loans	—	—	—	1,192	1,192
Allowance for losses	(120)	(69)	(189)	(2,167)	(2,356)

Total student loan portfolio	$51,682	$88,977	$140,659	$36,157	$176,816

% of total FFELP	37%	63%	100%
% of total	29%	51%	80%	20%	100%

	December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$6,333	$—	$6,333	$3,752	$10,085
Grace, repayment and other(2)	49,068	91,537	140,605	33,780	174,385

Total, gross	55,401	91,537	146,938	37,532	184,470
Unamortized premium/(discount)	971	929	1,900	(894)	1,006
Receivable for partially charged-off loans	—	—	—	1,039	1,039
Allowance for losses	(120)	(69)	(189)	(2,021)	(2,210)

Total student loan portfolio	$56,252	$92,397	$148,649	$35,656	$184,305

% of total FFELP	38%	62%	100%
% of total	31%	50%	81%	19%	100%

(1)	Loans for borrowers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

	Quarter Ended September 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$52,399	$89,449	$141,848	$36,772	$178,620
% of FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	Quarter Ended September 30, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$67,265	$80,557	$147,822	$36,317	$184,139
% of FFELP	46%	54%	100%
% of total	36%	44%	80%	20%	100%

	Nine Months Ended September 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$53,856	$90,533	$144,389	$36,853	$181,242
% of FFELP	37%	63%	100%
% of total	30%	50%	80%	20%	100%

	Nine Months Ended September 30, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$65,326	$81,611	$146,937	$36,487	$183,424
% of FFELP	44%	56%	100%
% of total	36%	44%	80%	20%	100%

Student Loan Activity

	Three Months Ended September 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$52,824	$89,811	$142,635	$35,753	$178,388
Acquisitions and originations	400	466	866	1,152	2,018
Capitalized interest and premium/discount amortization	316	416	732	226	958
Consolidations to third parties	(543)	(250)	(793)	(16)	(809)
Sales	(187)	—	(187)	—	(187)
Repayments/defaults/other	(1,128)	(1,466)	(2,594)	(958)	(3,552)

Ending balance	$51,682	$88,977	$140,659	$36,157	$176,816

	Three Months Ended September 30, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$67,457	$81,035	$148,492	$35,151	$183,643
Acquisitions and originations	1,058	76	1,134	955	2,089
Capitalized interest and premium/discount amortization	287	362	649	267	916
Consolidations to third parties	(598)	(217)	(815)	(11)	(826)
Sales	(217)	(71)	(288)	—	(288)
Repayments/defaults/other	(1,306)	(1,273)	(2,579)	(820)	(3,399)

Ending balance	$66,681	$79,912	$146,593	$35,542	$182,135

	Nine Months Ended September 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$56,252	$92,397	$148,649	$35,656	$184,305
Acquisitions and originations	693	771	1,464	2,373	3,837
Capitalized interest and premium/discount amortization	998	1,157	2,155	850	3,005
Consolidations to third parties	(2,124)	(808)	(2,932)	(48)	(2,980)
Sales	(568)	—	(568)	—	(568)
Repayments/defaults/other	(3,569)	(4,540)	(8,109)	(2,674)	(10,783)

Ending balance	$51,682	$88,977	$140,659	$36,157	$176,816

	Nine Months Ended September 30, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance — GAAP-basis	$52,675	$68,379	$121,054	$22,753	$143,807
Consolidation of off-balance sheet loans(1)	5,500	14,797	20,297	12,341	32,638

Beginning balance — total portfolio	58,175	83,176	141,351	35,094	176,445
Acquisitions and originations	14,190	76	14,266	2,017	16,283
Capitalized interest and premium/discount amortization	885	1,046	1,931	944	2,875
Consolidations to third parties	(1,545)	(591)	(2,136)	(33)	(2,169)
Sales	(383)	(71)	(454)	—	(454)
Repayments/defaults/other	(4,641)	(3,724)	(8,365)	(2,480)	(10,845)

Ending balance	$66,681	$79,912	$146,593	$35,542	$182,135

(1)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in the GAAP-basis.

Private Education Loan Originations

Total Private Education Loan originations increased 29 percent from the year-ago quarter to $1.1 billion in the quarter ended September 30, 2011 and 20 percent in the first nine months of 2011 compared with the year-ago period.

The following table summarizes our Private Education Loan originations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Private Education Loan originations	$1,077	$835	$2,281	$1,894

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends as of September 30, 2011 and 2010.

	FFELP Loan Delinquencies
	September 30,
	2011		2010
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$25,276		$42,852
Loans in forbearance(2)	20,302		19,450
Loans in repayment and percentage of each status:
Loans current	77,923	83.3%	67,867	83.0%
Loans delinquent 31-60 days(3)	5,202	5.6	5,054	6.2
Loans delinquent 61-90 days(3)	2,526	2.7	2,241	2.7
Loans delinquent greater than 90 days(3)	7,901	8.4	6,626	8.1

Total FFELP Loans in repayment	93,552	100.0%	81,788	100%

Total FFELP Loans, gross	139,130		144,090
FFELP Loan unamortized premium	1,718		2,692

Total FFELP Loans	140,848		146,782
FFELP Loan allowance for losses	(189)		(189)

FFELP Loans, net	$140,659		$146,593

Percentage of FFELP Loans in repayment		67.2%		56.8%

Delinquencies as a percentage of FFELP Loans in repayment		16.7%		17.0%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.8%		19.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses for the three and nine months ended September 30, 2011 and 2010.

	Activity in Allowance for FFELP Loans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Allowance at beginning of period — GAAP-basis	$189	$189	$189	$161
Consolidation of securitization trusts(1)	—	—	—	25

Allowance at beginning of period	189	189	189	186
Provision for FFELP Loan losses	21	24	67	76
Charge-offs	(18)	(21)	(59)	(67)
Student loan sales	(3)	(3)	(8)	(6)

Allowance at end of period	$189	$189	$189	$189

Charge-offs as a percentage of average loans in repayment (annualized)	.07%	.10%	.08%	.11%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.06%	.08%	.07%	.09%
Allowance as a percentage of the ending total loans, gross	.14%	.13%	.14%	.13%
Allowance as a percentage of ending loans in repayment	.20%	.23%	.20%	.23%
Allowance coverage of charge-offs (annualized)	2.7	2.2	2.4	2.1
Ending total loans, gross	$139,130	$144,090	$139,130	$144,090
Average loans in repayment	$93,961	$82,203	$94,589	$82,362
Ending loans in repayment	$93,552	$81,788	$93,552	$81,788

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends as of September 30, 2011 and 2010.

	Private Education Loan Delinquencies
	September 30, 2011		September 30, 2010
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$7,693		$10,517
Loans in forbearance(2)	1,360		1,170
Loans in repayment and percentage of each status:
Loans current	25,945	89.7%	22,926	88.9%
Loans delinquent 31-60 days(3)	1,032	3.6	907	3.5
Loans delinquent 61-90 days(3)	509	1.7	489	1.9
Loans delinquent greater than 90 days(3)	1,436	5.0	1,462	5.7

Total Private Education Loans in repayment	28,922	100.0%	25,784	100.0%

Total Private Education Loans, gross	37,975		37,471
Private Education Loan unamortized discount	(843)		(873)

Total Private Education Loans	37,132		36,598
Private Education Loan receivable for partially charged-off loans	1,192		979
Private Education Loan allowance for losses	(2,167)		(2,035)

Private Education Loans, net	$36,157		$35,542

Percentage of Private Education Loans in repayment		76.2%		68.8%

Delinquencies as a percentage of Private Education Loans in repayment		10.3%		11.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.5%		4.3%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		68.7%		62.2%

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

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses for the three and nine months ended September 30, 2011 and 2010.

	Activity in Allowance for Private Education Loans
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Allowance at beginning of period — GAAP-basis	$2,043	$2,042	$2,022	$1,443
Consolidation of off-balance sheet loans(1)	—	—	—	524

Allowance at beginning of period — total portfolio	2,043	2,042	2,022	1,967
Provision for Private Education Loan losses(2)	384	330	924	1,004
Charge-offs	(272)	(348)	(809)	(968)
Reclassification of interest reserve	12	11	30	32

Allowance at end of period	$2,167	$2,035	$2,167	$2,035

Charge-offs as a percentage of average loans in repayment (annualized)	3.7%	5.4%	3.8%	5.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	3.6%	5.1%	3.6%	4.9%
Allowance as a percentage of the ending total loan balance	5.5%	5.3%	5.5%	5.3%
Allowance as a percentage of ending loans in repayment	7.5%	7.9%	7.5%	7.9%
Average coverage of charge-offs (annualized)	2.0	1.5	2.0	1.6
Ending total loans(2)	$39,167	$38,450	$39,167	$38,450
Average loans in repayment	$28,819	$25,616	$28,481	$25,151
Ending loans in repayment	$28,922	$25,784	$28,922	$25,784

(1)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in the GAAP-basis.

(2)

See “Critical Accounting Policies and Estimates — Recently Adopted Accounting Standards — Troubled Debt Restructurings” for a discussion regarding the impact of adopting new accounting guidance related to TDRs in the third quarter of 2011, which increased provisions for loan losses by $124 million.

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides detail for the traditional and non-traditional Private Education Loans at September 30, 2011 and 2010.

	September 30, 2011			September 30, 2010
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$35,005	$4,162	$39,167	$33,990	$4,460	$38,450
Ending loans in repayment	26,241	2,681	28,922	23,063	2,721	25,784
Private Education Loan allowance for losses	1,487	680	2,167	1,180	855	2,035
Charge-offs as a percentage of average loans in repayment (annualized)	2.9%	11.5%	3.7%	3.9%	17.6%	5.4%
Allowance as a percentage of total ending loan balance	4.2%	16.3%	5.5%	3.5%	19.2%	5.3%
Allowance as a percentage of ending loans in repayment	5.7%	25.4%	7.5%	5.1%	31.4%	7.9%
Average coverage of charge-offs (annualized)	1.9	2.2	2.0	1.3	1.8	1.5
Delinquencies as a percentage of Private Education Loans in repayment	8.6%	26.6%	10.3%	9.1%	28.1%	11.1%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.0%	14.3%	5.0%	4.5%	16.0%	5.7%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.3%	6.7%	4.5%	4.1%	6.1%	4.3%
Loans that entered repayment during the period(2)	$843	$46	$889	$1,071	$83	$1,154
Percentage of Private Education Loans with a cosigner	65%	29%	61%	63%	28%	59%
Average FICO at origination	726	624	717	725	623	715

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan loss, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 19 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. Since 2009, we have reduced the amount of time a loan will spend in forbearance, thereby increasing our ongoing contact with the borrower to encourage consistent repayment behavior once the loan is returned to a current repayment status. As a result, the balance of loans in a forbearance status as of month-end has decreased since 2008. The monthly average number of loans granted forbearance as a percentage of loans in repayment and forbearance increased to 5.3 percent in the third quarter of 2011 compared with the year-ago quarter of 5.1 percent. As of September 30, 2011, 3.0 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of September 30, 2011 (borrowers made payments on approximately 21 percent of these loans immediately prior to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.5%	8.7%	4.5%
Current	49.5	57.5	65.1
Delinquent 31-60 days	3.1	2.0	0.4
Delinquent 61-90 days	1.9	1.1	0.2
Delinquent greater than 90 days	4.8	2.7	0.3
Forbearance	4.4	3.4	—
Defaulted	19.4	10.4	5.5
Paid	7.4	14.2	24.0

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2011, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.6 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.4 percent for loans that have been in active repayment status for more than 48 months. Approximately 80 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions) September 30, 2011	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	1 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$7,693	$7,693
Loans in forbearance	897	194	127	66	76	—	1,360
Loans in repayment — current	7,561	5,657	4,480	3,163	5,084	—	25,945
Loans in repayment — delinquent 31-60 days	491	208	146	79	108	—	1,032
Loans in repayment — delinquent 61-90 days	270	93	65	33	48	—	509
Loans in repayment — delinquent greater than 90 days	742	307	183	88	116	—	1,436

Total	$9,961	$6,459	$5,001	$3,429	$5,432	$7,693	37,975

Unamortized discount							(843)
Receivable for partially charged-off loans							1,192
Allowance for loan losses							(2,167)

Total Private Education Loans, net							$36,157

Loans in forbearance as a percentage of loans in repayment and forbearance	9.0%	3.0%	2.5%	1.9%	1.4%	—%	4.5%

(Dollars in millions) September 30, 2010	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	1 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$10,517	$10,517
Loans in forbearance	821	161	92	45	51	—	1,170
Loans in repayment — current	8,087	5,160	3,662	2,480	3,537	—	22,926
Loans in repayment — delinquent 31-60 days	499	182	101	52	73	—	907
Loans in repayment — delinquent 61-90 days	301	85	45	25	33	—	489
Loans in repayment — delinquent greater than 90 days	857	315	137	66	87	—	1,462

Total	$10,565	$5,903	$4,037	$2,668	$3,781	$10,517	37,471

Unamortized discount							(873)
Receivable for partially charged-off loans							979
Allowance for loan losses							(2,035)

Total Private Education Loans, net							$35,542

Loans in forbearance as a percentage of loans in repayment and forbearance	7.8%	2.7%	2.3%	1.7%	1.4%	—%	4.3%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 4 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	September 30, 2011		September 30, 2010
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
Up to 12 months	$876	64%	$823	70%
13 to 24 months	432	32	312	27
More than 24 months	52	4	35	3

Total	$1,360	100%	$1,170	100%

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. There was $143 million in provision for Private Education Loan losses recorded in the third quarter of 2011 to reflect possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Consumer Lending Segment — Private Education Loans Provision for Loan Losses and Charge-Offs” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans for the three and nine months ended September 30, 2011, and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Receivable at beginning of period — GAAP-basis	$1,140	$888	$1,039	$499
Consolidation of off-balance sheet trusts(1)	—	—	—	229

Receivable at beginning of period	1,140	888	1,039	728
Expected future recoveries of current period defaults(2)	100	126	292	348
Recoveries(3)	(39)	(29)	(115)	(78)
Charge-offs(4)	(9)	(6)	(24)	(19)

Receivable at end of period	$1,192	$979	$1,192	$979

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

(2)

Remaining loan balance expected to be collected from contractual loan balances partially charged-off during the period. This is the difference between the defaulted loan balance and the amount of the defaulted loan balance that was charged off.

(3)	Current period cash collections of amounts originally expected to be recovered.

(4)	Represents the current period recovery shortfall – the difference between what was expected to be collected and what was actually collected.

Private Education Loan Repayment Options

Certain loan programs allow borrowers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of September 30, 2011.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option		Career Training	Total
$ in Repayment	$23,057	$4,006		$1,859	$28,922
$ in Total	31,626	4,421		1,928	37,975
Payment method by enrollment status:
In-school/Grace	Deferred(1)	Deferred(1) Interest-only or fixed $25/month	,	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest		Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the borrower. Borrowers elect to participate in this program at the time they enter repayment following their grace period. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of September 30, 2011 and 2010, borrowers in repayment owing approximately $7.0 billion (24 percent of loans in repayment) and $7.2 billion (28 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 12 percent and 13 percent were non-traditional loans as of September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Recent market volatility has elevated the potential cost of capital markets issuance. Regardless, we continue to expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $3.6 billion of senior unsecured notes maturing in the next twelve months, primarily through our current cash and investment position and the collection of additional bank deposits, the very predictable operating cash flows provided by earnings and repayment of principal on unencumbered student loan assets, and distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on FFELP ABCP Facilities and the facility with the Federal Home Loan Bank in Des Moines (the “FHLB-DM Facility”); and we may also issue term ABS and unsecured debt.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term on a programmatic basis. We have $1.1 billion of cash at the Bank as of September 30, 2011 available to fund future originations.

Sources of Liquidity and Available Capacity

The following tables detail our main sources of primary liquidity and our main sources of secondary liquidity (unused secured credit facilities contingent upon obtaining eligible collateral) outstanding at September 30, 2011 and December 31, 2010 and the average balances for the three and nine months ended September 30, 2011 and 2010.

	As of
(Dollars in millions)	September 30, 2011	December 31, 2010
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$3,523	$4,342
Investments	76	85

Total unrestricted cash and liquid investments(1)	$3,599	$4,427

Unencumbered FFELP Loans	$1,005	$1,441

Sources of secondary liquidity contingent on obtaining eligible collateral:
Unused secured credit facilities: FFELP ABCP Facilities and FHLB-DM Facility(2)	$10,972	$12,601

(1)

At September 30, 2011 and December 31, 2010, ending balances include $1.1 billion and $2.0 billion, respectively, of cash and liquid investments at the Bank. This cash will be used primarily to originate or acquire student loans.

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

	Average Balances		Average Balances
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$4,025	$6,127	$3,886	$6,150
Investments	130	85	103	96

Total unrestricted cash and liquid investments(1)	$4,155	$6,212	$3,989	$6,246

Unused bank lines of credit	$—	$1,590	$—	$2,451
Unencumbered FFELP Loans	$873	$1,753	$1,571	$1,978

Sources of secondary liquidity contingent on obtaining eligible collateral:
Unused secured credit facilities: FFELP ABCP Facilities and FHLB-DM Facility(2)	$10,867	$13,953	$11,436	$12,647

(1)

For the three months ended September 30, 2011 and 2010, average balances include $1.4 billion and $2.7 billion, respectively, of cash and liquid investments at the Bank. For the nine months ended September 30, 2011 and 2010, average balances include $1.3 billion and $2.5 billion, respectively, of cash and liquid investments at the Bank.

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

In addition to the assets listed in the table above, we hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At September 30, 2011, we had a total of $21.7 billion of unencumbered assets (which includes the assets that comprise our primary liquidity and are available to serve as collateral for our secondary liquidity), excluding goodwill and acquired intangibles. Total student loans, net, comprised $12.0 billion of our unencumbered assets of which $11.0 billion and $1.0 billion related to Private Education Loans, net and FFELP Loans, net, respectively.

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

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	September 30, 2011	December 31, 2010
Net assets of consolidated variable interest entities (encumbered assets)	$12.7	$13.1
Tangible unencumbered assets(1)	21.7	22.3
Unsecured borrowings	(25.5)	(26.9)
Mark-to-market on unsecured hedged debt(2)	(2.0)	(1.4)
Other liabilities, net	(2.6)	(2.6)

Total tangible equity	$4.3	$4.5

(1)	Excludes goodwill and acquired intangible assets.

(2)

At September 30, 2011 and December 31, 2010, there were $1.7 billion and $1.4 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Transactions During the Third-Quarter 2011

We repurchase our outstanding unsecured debt in both open-market repurchases and public tender offers. Repurchasing debt helps us to better manage our short-term and long-term funding needs by utilizing current excess liquidity to reduce future obligations related to our unsecured borrowings at favorable pricing. In the third quarter of 2011, we repurchased $9 million face amount of our senior unsecured notes in the aggregate, with maturity dates from 2011.

In the third-quarter 2011, we paid $144 million to repurchase 9.5 million common shares on the open market as part of our previously announced $300 million share repurchase program authorization. We have fully utilized this authorization, acquiring a total amount of 19.1 million shares for $300 million. We declared and paid a $.10 per share dividend during the third quarter of 2011.

Recent Fourth-Quarter 2011 Transactions

On October 5, 2011, the Company closed on a $3.4 billion asset-backed commercial paper facility which matures in January 2014. This facility will provide, subject to certain conditions, the financing to call the 2009-B and 2009-C Private Education Loan trust securities. The securities are first callable in November 2011 and January 2012, respectively. The cost of borrowing under the facility is expected to be commercial paper issuance cost plus 1.10 percent, excluding up-front commitment and unused fees.

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

The table below highlights exposure related to our derivative counterparties at September 30, 2011.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts
Exposure, net of collateral	$180	$988
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	66%	25%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	1%

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at September 30, 2011 and December 31, 2010, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and nine months ended September 30, 2011 and 2010. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	September 30, 2011			December 31, 2010
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$3,553	$15,543	$19,096	$4,361	$15,742	$20,103
Brokered deposits	1,552	1,652	3,204	1,387	3,160	4,547
Retail and other deposits	1,959	—	1,959	1,370	—	1,370
Other(1)	1,286	—	1,286	887	—	887

Total unsecured borrowings	8,350	17,195	25,545	8,005	18,902	26,907

Secured borrowings:
FFELP Loans securitizations	—	108,081	108,081	—	112,425	112,425
Private Education Loans securitizations	—	21,362	21,362	—	21,409	21,409
ED Conduit Program Facility	21,967	—	21,967	24,484	—	24,484
ED Participation Program Facility	—	—	—	—	—	—
ABCP borrowings	257	4,987	5,244	—	5,853	5,853
Acquisition financing(2)	—	964	964	—	1,064	1,064
FHLB-DM Facility	1,000	—	1,000	900	—	900
Indentured trusts	—	1,089	1,089	—	1,246	1,246

Total secured borrowings	23,224	136,483	159,707	25,384	141,997	167,381

Total	$31,574	$153,678	$185,252	$33,389	$160,899	$194,288

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivatives exposures.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured borrowings comprised 86 percent of our “Core Earnings” basis debt outstanding at both September 30, 2011 and December 31, 2010, respectively.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$19,188	2.35%	$23,782	1.87%	$20,143	2.27%	$25,433	1.65%
Brokered deposits	3,208	2.32	4,964	2.55	3,760	2.38	5,257	2.71
Retail and other deposits	1,710	1.07	800	1.26	1,560	1.15	433	1.04
Other(1)	1,214	.11	1,293	.20	1,123	.22	1,054	.19

Total unsecured borrowings	25,320	2.16	30,839	1.90	26,586	2.13	32,177	1.77

Secured borrowings:
FFELP Loans securitizations	108,724	.90	99,013	.93	110,023	.90	100,146	.89
Private Education Loans securitizations	21,586	2.19	21,846	2.19	21,220	2.18	21,317	2.12
ED Conduit Program Facility	22,440	.75	15,701	.77	23,252	.75	15,045	.70
ED Participation Program Facility	—	—	20,132	.93	—	—	17,283	.81
ABCP borrowings	5,281	.97	5,683	1.34	5,024	1.04	7,032	1.24
Acquisition financing(2)	976	4.78	—	—	1,021	4.81	—	—
FHLB-DM Facility	1,000	.21	554	.39	838	.25	346	.37
Indentured trusts	1,113	.55	1,404	.84	1,168	.65	1,506	.72

Total secured borrowings	161,120	1.07	164,333	1.09	162,546	1.07	162,675	1.04

Total	$186,440	1.22%	$195,172	1.22%	$189,132	1.22%	$194,852	1.16%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivatives exposures.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these critical accounting policies during the first nine months of 2011 except, related to Private Education Loan allowance for loan losses, (1) we implemented a new model used to estimate defaults as discussed below and (2) we adopted new accounting guidance related to troubled debt restructurings (“TDRs”).

In determining the allowance for loan losses, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we will recover over time related to the defaulted amount. In the first quarter of 2011, we implemented a new model to estimate the Private Education Loan default amount. Both the prior model and new model are considered “migration models”. Our prior allowance model (in place through December 31, 2010) segmented the portfolio into categories of similar risk characteristics based on loan program type, school type, loan status, seasoning, underwriting criteria (credit scores) and the existence or absence of a cosigner using school type, credit scores, cosigner status, loan status and seasoning as the primary risk characteristics. Our new model uses these same primary risk characteristics but also further segments the portfolio by the number of months the loan is in its repayment period (seasoning). While our previous allowance process incorporated the impact of seasoning, the new model more directly incorporates this feature. Another change in the new allowance model relates to the historical period of experience that we use as a starting point for projecting future defaults. Our new model is based upon a seasonal average, adjusted to the most recent three to six months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our previous model primarily used a one year historical default experience period and did not include the ability to directly model an economic expectation or collection procedure change. In addition, the previous allowance process included qualitative adjustments for these factors. Our current model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. While the model we use as a part of the allowance for loan losses process changed in the first quarter, the overall process for calculating the appropriate amount of allowance for Private Education Loan loss as disclosed in the 2010 Form 10-K has not changed. We believe that the current model more accurately reflects recent borrower behavior, loan performance, and collection performance, as well as expectations about economic factors. There was no adjustment to our allowance for loan loss upon implementing this new default projection model in the first quarter of 2011.

Recently Adopted Accounting Standards

Troubled Debt Restructurings

On July 1, 2011, we adopted Accounting Standards Update No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This new guidance clarifies when a loan restructuring constitutes a troubled debt restructuring. In applying the new guidance we have determined that certain Private Education Loans for which we have granted forbearance of greater than three months are classified as troubled debt restructurings. If a loan meets the criteria for troubled debt accounting then an allowance for loan loss is established which represents the present value of the losses that are expected to occur over the remaining life of the loan. This accounting results in a higher allowance for loan losses than our previously established allowance for these loans as our previous allowance for these loans represented an estimate of charge-offs expected to occur over the next two years (two years being our loss confirmation period). The new accounting guidance was effective as of July 1, 2011 but was required to be applied retrospectively to January 1, 2011. This resulted in $124 million of additional provision for loan losses in the third quarter of 2011 from approximately $3.8 billion of student loans being classified as troubled debt restructurings. This new accounting guidance is only applied to certain borrowers who use their fourth or greater month of forbearance during the time period this new guidance is effective. This new accounting guidance has the effect of accelerating the recognition of expected losses related to our Private Education Loan portfolio. The increase in the provision for losses as a result of this new accounting guidance does not reflect a decrease in credit expectations of the portfolio or an increase in the expected life of loan losses related to this portfolio. We believe forbearance is an accepted and effective collections and risk management tool for private student loans. We plan to continue to use forbearance and as a result, we expect to have additional loans classified as troubled debt restructurings in the future (see “Financial Condition — Consumer Lending Portfolio Performance — Allowance for Private Education Loan Losses” for a further discussion on the use of forbearance as a collection tool).

Recently Issued Accounting Standards

Testing Goodwill for Impairment

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350), “Testing Goodwill for Impairment.” The objective of this new guidance is to simplify how we test goodwill for impairment. It does not change the amount of impairment recognized if goodwill is impaired. This new guidance permits us to first assess qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit, which is the same as or one level below a business segment, is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. If this “more-likely-than-not” threshold is met, then we will complete a quantitative goodwill impairment analysis which consists of a comparison of the fair value of the reporting unit to our carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, a goodwill impairment analysis will be performed to measure the amount of impairment loss, if any.

This new guidance is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We perform our annual test in the fourth quarter and intend to adopt the new guidance in the fourth quarter 2011. This new guidance will not to have a material impact on our results of operations.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income.” The objective of this new guidance is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. As such, this new guidance will be effective for us in the first quarter 2012. The new guidance will not have an impact on our results of operations.

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

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the effect on earnings for the three and nine months ended September 30, 2011 and 2010 and the effect on fair values at September 30, 2011 and December 31, 2010, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index.

	Three Months Ended September 30, 2011
	Interest Rates:				Asset and Funding Index Mismatches(1)
	Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
					Increase of 25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%
Effect on Earnings
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(9)	(7)%	$—	—%	$(106)	(78)%
Unrealized gains (losses) on derivative and hedging activities	548	218	923	367	(13)	(5)

Change in net income before taxes	$539	465%	$923	795%	$(119)	(103)%

Change in diluted earnings per common share	$1.06	1,055%	$1.81	1,806%	$(.23)	(233)%

	Three Months Ended September 30, 2010
	Interest Rates:				Asset and Funding Index Mismatches(1)
	Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
					Increase of 25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%
Effect on Earnings
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(4)	(1)%	$(4)	(1)%	$(95)	(20)%
Unrealized gains (losses) on derivative and hedging activities	222	160	221	159	(45)	(32)

Change in net income before taxes	$218	35%	$217	35%	$(140)	(22)%

Change in diluted earnings per common share	$.45	42%	$.45	42%	$(.29)	(27)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	Nine Months Ended September 30, 2011
	Interest Rates:				Asset and Funding Index Mismatches(1)
	Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
					Increase of 25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%
Effect on Earnings
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(33)	(4)%	$(31)	(4)%	$(317)	(41)%
Unrealized gains (losses) on derivative and hedging activities	548	85	923	142	(13)	(2)

Change in net income before taxes	$515	387%	$892	671%	$(330)	(248)%

Change in diluted earnings per common share	$1.01	473%	$1.75	818%	$.65	(303)%

	Nine Months Ended September 30, 2010
	Interest Rates:				Asset and Funding Index Mismatches(1)
	Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
					Increase of 25 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%
Effect on Earnings
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$1	60%	$20	1,636%	$(280)	(23,156)%
Unrealized gains (losses) on derivative and hedging activities	222	73	221	72	(45)	(15)

Change in net income before taxes	$223	73%	$241	79%	$(325)	(107)%

Change in diluted earnings per common share	$.46	827%	$.50	898%	$(.67)	(1,214)%

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At September 30, 2011
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$137,762	$(690)	(1)%	$(1,373)	(1)%
Private Education Loans	33,347	—	—	—	—
Other earning assets	10,871	—	—	—	—
Other assets	9,718	(685)	(7)	(1,479)	(15)%

Total assets	$191,698	$(1,375)	(1)%	$(2,852)	(1)%

Liabilities
Interest — bearing liabilities	$177,122	$(748)	—%	$(2,050)	(1)%
Other liabilities	4,207	(704)	(17)	(929)	(22)

Total liabilities	$181,329	$(1,452)	(1)%	$(2,979)	(2)%

	At December 31, 2010
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$147,163	$(649)	—%	$(1,318)	(1)%
Private Education Loans	30,949	—	—	—	—
Other earning assets	11,641	(1)	—	(2)	—
Other assets	9,449	(565)	(6)	(996)	(11)%

Total assets	$199,202	$(1,215)	(1)%	$(2,316)	(1)%

Liabilities
Interest — bearing liabilities	$187,959	$(704)	—%	$(1,938)	(1)%
Other liabilities	3,136	(217)	(7)	257	8

Total liabilities	$191,095	$(921)	—%	$(1,681)	(1)%

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

During the three and nine months ended September 30, 2011 and 2010, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. In the three and nine months ended September 30, 2011, item (i) had a greater impact compared to the three and nine months ended September 30, 2010 due to a larger amount of unhedged Floor Income in the current year period. The increase in unrealized gains (losses) on derivatives and hedging activities in both scenarios is primarily related to Floor Income Contracts that do not qualify for GAAP hedge accounting treatment and therefore are not offset by any mark-to-market of the economically hedged Floor Income.

Under the scenario in the tables above labeled “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Asset and Liability Funding Gap” of this Item 3 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2011. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Commercial paper	daily	$132.0	$—	$132.0
3-month Treasury bill	weekly	7.7	—	7.7
Prime	annual	.8	—	.8
Prime	quarterly	5.0	—	5.0
Prime	monthly	22.0	—	22.0
Prime	daily	—	2.8	(2.8)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	123.8	(123.8)
1-month LIBOR	monthly	9.3	18.3	(9.0)
CMT/CPI Index	monthly/quarterly	—	1.6	(1.6)
Non-Discrete reset(2)	monthly	—	32.2	(32.2)
Non-Discrete reset(3)	daily/weekly	10.6	3.2	7.4
Fixed Rate(4)		9.6	15.6	(6.0)

Total		$197.5	$197.5	$—

(1)	Funding includes all derivatives that qualify as hedges.

(2)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program Facility and FHLB — DM Facility.

(3)

Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and the obligation to return cash collateral held related to derivatives exposures.

(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address a portion of this issue through the use of basis swaps that convert quarterly reset 3-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3-month Commercial paper	daily	$132.0	$—	$132.0
3-month Treasury bill	weekly	7.7	2.0	5.7
Prime	annual	.8	—	.8
Prime	quarterly	5.0	1.5	3.5
Prime	monthly	22.0	5.5	16.5
Prime	daily	—	2.8	(2.8)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	30.5	(30.5)
3-month LIBOR	quarterly	—	71.3	(71.3)
1-month LIBOR	monthly	9.3	26.2	(16.9)
1-month LIBOR	daily	—	8.0	(8.0)
Non-Discrete reset(2)	monthly	—	32.2	(32.2)
Non-Discrete reset(3)	daily/weekly	10.6	3.2	7.4
Fixed Rate(4)		6.5	11.2	(4.7)

Total		$194.4	$194.4	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program Facility and FHLB — DM Facility.

(3)

Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes retail and other deposits and the obligation to return cash collateral held related to derivatives exposures.

(4)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or when economical, have interest rate characteristics that we believe are highly correlated. For example, a large portion of our daily reset 3-month commercial paper indexed assets are funded with liabilities indexed to LIBOR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at September 30, 2011.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.6
Other loans	6.3
Cash and investments	.1

Total earning assets	7.2

Borrowings
Short-term borrowings	.3
Long-term borrowings	7.0

Total borrowings	5.9

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rodriguez v. SLM Corporation et al. As previously disclosed, on December 17, 2007, plaintiffs filed a complaint against us in the U.S. District Court for the District of Connecticut alleging that we engaged in underwriting practices which, among other things, resulted in certain applicants for student loans being directed into substandard and expensive loans on the basis of race. The complaint did not identify the relief plaintiffs sought. On June 20, 2011, we agreed to settle this case and denied all allegations of wrongdoing and liability. We entered into the settlement to avoid the burden, expense, risk and uncertainty of litigation. On October 17, 2011, the Court provided final approval of the settlement. We do not expect the settlement to have a material impact on our financial position or our business.

U.S. ex rel. Batiste v. SLM Corporation, et al. As previously disclosed, on July 15, 2009, the U.S. District Court for the District of Columbia unsealed the qui tam False Claims Act complaint of relator Sheldon Batiste, a former employee of SLM Financial Corporation. The First Amended Complaint alleges that we violated the False Claims Act by our “systemic failure to service loans and abide by forbearance regulations” and our “receipt of U.S. subsidies to which it was not entitled” through the federally guaranteed student loan program, FFELP. No amount in controversy is specified, but the relator seeks treble actual damages, as well as civil monetary penalties on each of its claims. Defendants filed their Motion to Dismiss on September 21, 2009. On September 24, 2010, the U.S. District Court for the District of Columbia granted our Motion to Dismiss in its entirety. On October 25, 2010, Plaintiff/Relator filed a Notice of Appeal with the U.S. Court of Appeals for the District of Columbia Circuit. On November 4, 2011, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the U.S. District Court’s dismissal of the complaint.

For a description of these items and other litigation to which we are a party, see our 2010 Form 10-K and subsequent filings with the SEC.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2011.

(Dollars and common shares in millions)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2011	5.1	$16.26	4.9	$79.8
August 1 — August 31, 2011	4.6	14.18	4.6	64.3
September 1 — September 30, 2011	—	—	—	—

Total third-quarter 2011	9.7	$15.26	9.5

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)

In April 2011, our board of directors authorized us to purchase up to $300 million of shares of our common stock in open market transactions, and terminated all previous authorizations. As of September 30, 2011, we have fully utilized this authorization.

The closing price of our common stock on the New York Stock Exchange on September 30, 2011 was $12.45.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	(Removed and Reserved).

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation Executive Severance for Senior Officers†
10.2	Form of SLM Corporation Change in Control Severance Plan for Senior Officer†
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/s/ JONATHAN C. CLARK
Jonathan C. Clark Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 4, 2011

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

See Note 11, “Segment Reporting” to our Consolidated Financial Statements in this Form 10-Q and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

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