Form 10-K
period 2011-12-31
SLM CORP
filed 2012-02-27
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The NASDAQ Global Select Market

6.97% Cumulative Redeemable Preferred Stock, Series A, par value $.20 per share

Floating Rate Non-Cumulative Preferred Stock, Series B, par value $.20 per share

Name of Exchange on which Listed:

The NASDAQ Global Select Market

Medium Term Notes, Series A, CPI-Linked Notes due 2017

Medium Term Notes, Series A, CPI-Linked Notes due 2018

6% Senior Notes due December 15, 2043

Name of Exchange on which Listed:

The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2011 was $8.7 billion (based on closing sale price of $16.81 per share as reported for the New York Stock Exchange).

As of January 31, 2012, there were 509,322,190 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders scheduled to be held on May 24, 2012 are incorporated by reference into Part III of this Report.

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for certain capitalized terms used in this document can be found in the “Glossary” at the end of this document.

References in this Annual Report to “we,” “us,” “our” “Sallie Mae” and the “Company,” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

AVAILABLE INFORMATION

Our website address is www.SallieMae.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our chief executive officer, principal financial officer and principal accounting officer) and the governing charters for each committee of our board of directors are available free of charge on our website, as well as in print to any shareholder upon request. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Chief Executive Officer or Chief Financial Officer) by posting such information on our website. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this report.

PART I.

Item 1.	Business

SLM Corporation, more commonly known as Sallie Mae, is the nation’s leading saving, planning and paying for education company. As we have for nearly 40 years, Sallie Mae makes investing in the college graduate its top priority. We help students and their families save, plan, and pay for college — helping them to responsibly achieve their dreams.

Our primary business is to originate, service and collect loans we make to students and/or their parents to finance the cost of their education. The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. We also provide servicing, loan default aversion and defaulted loan collection services for loans owned by other institutions, including the Department of Education (“ED”). We also provide processing capabilities to educational institutions, 529 college-savings plan program management services and a consumer savings network.

In addition, we are the largest holder, servicer and collector of loans made under the discontinued Federal Family Education Loan Program (“FFELP”). In fact, the majority of our income continues to be derived, directly or indirectly, from our portfolio of FFELP loans. In 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (“HCERA”). The FFELP, through which we historically generated most of our net income, was eliminated by HCERA though it did not alter or affect the terms and conditions of existing FFELP Loans. Our FFELP Loan portfolio will amortize over approximately 20 years. The fee income we derive from providing servicing and contingent collections services on such loans will similarly decline over time. For a full description of FFELP, see Appendix A “Federal Family Education Loan Program.”

At December 31, 2011, we had approximately 6,600 employees.

Private Education Loan Market

Key Drivers of Private Education Loan Market Growth

The size of the Private Education Loan market is based on three primary factors: college enrollment levels, the costs of attending college and the availability of funds from the federal government to pay for a college education. If the cost of education continues to increase at a pace that exceeds income and savings growth and the availability of federal funds does not significantly increase, we expect more students and families to borrow from private loan programs. We believe the credit market dislocation of 2008 and 2009 and the elimination of FFELP were largely responsible for lenders exiting the Private Education Loan business. For Academic Year (“AY”) 2010-2011, Private Education Loans were primarily originated by seven of the country’s largest banks, Sallie Mae and numerous credit unions.

College Enrollment Levels

College enrollment increased by approximately 14 percent from 2007 through 2011 and predicts that college-enrollment will increase 11 percent from 2011 to 2020.

Historical and Projected Enrollment

(in millions)

Source: National Center for Education Statistics U.S. Department of Education, National Center for Education Statistics, 1990 through 2009 Integrated Postsecondary Education Data System, “Fall Enrollment Survey” (IPEDS-EF:90–99), Spring 2001 through Spring 2010; and Enrollment in Degree-Granting Institutions Model, 1980–2009.

Note: Total enrollment in all degree-granting institutions; middle alternative projections for 2010 onward.

Costs of Attending College

Tuition and fees at four-year public institutions and four-year private institutions have increased at a compound annual growth rate of 8.1 percent and 5.1 percent, respectively, since AY 2001-2002. The consumer price index experienced 1.9 percent compound annual growth rate for the same period.

Cost of Attendance(1)

Cumulative % Increase from AY 2001-2002

Source: The College Board — Trends in College Pricing 2011. © 2011 The College Board. www.collegeboard.org

(1)	Cost of attendance is in current dollars and includes tuition, fees and on-campus room and board.

Availability of Federal Funds

There has been a substantial increase in borrowing from federal loan programs in recent years. In the AY ended June 30, 2011, according to the College Board, borrowing from federal loan programs totaled $104 billion, an increase of nearly 70 percent since AY ending June 30, 2007. The College Board also reported that federal grants increased 17 percent to $49.1 billion from $41.9 billion in the most recent AY and have increased more than 150 percent since AY 2006-2007. Over the same period of time, borrowing from Private Education Loan programs decreased nearly 70 percent, dropping to an estimated $6 billion, down significantly from the peak of $21.1 billion in the AY 2007-2008 and down $800 million as compared to AY 2009-2010. We believe the drop in borrowing from Private Education Loan programs has been caused in large measure by these increases in federal loan limits and the increasing availability of federal funds and the strengthening of Private Education Loan underwriting standards.

Students and their families can borrow money directly from the federal government to pay for all or part of college education costs under the Direct Student Loan Program (“DSLP”). The loans can be used to cover the cost of tuition, and room and board. Currently, a dependent undergraduate student can borrow from $5,500 to $7,500 annually, depending on their class level. An independent undergraduate student can borrow from $9,500 to $12,500 annually, depending on their class level. A graduate student can borrow up to the full cost of attendance. Rising enrollment and college costs and increases in borrowing limits have caused federal student loan programs to grow at a 10-year annual growth rate of 12 percent. The number of borrowers using DSLP is expected to increase five percent per year over the next three years.

Our Approach to Advising Students and Their Families

Students and their families use multiple sources of funding to pay for their college education, including savings, current income, grants, scholarships, federal government loans and private education loans.

We advise students and their families to follow the “1-2-3 approach” to paying for college. In recent years, we have increased our focus on business-to-consumer and business-to-business activities that align with each of these three steps and our future plans revolve largely around continuing to develop these types of activities.

Step 1: Use scholarships, grants, savings and income.

Sallie Mae makes available to consumers at no charge an extensive online database of scholarships which includes information about more than 2 million scholarships with an aggregate value in excess of $16 billion.

Our Upromise consumer savings network helps families jumpstart their save-for-college plan by providing financial rewards on everyday purchases. Traditional savings products, like High Yield Savings Accounts, Money Market Accounts and CDs, are available through the Sallie Mae Bank (the “Bank”). In addition, our Upromise Investments Inc. subsidiary is the largest administrator of direct-to-consumer 529 college-savings plans.

We also provide services to families who prefer to pay some or all of their college expenses using current income. Sallie Mae’s Campus Solutions business administers interest-free tuition payment plans on behalf of higher education institutions. In addition, we process tuition refunds on behalf of colleges and universities that may be disbursed to students a number of ways, including through the Bank’s No-Fee-Student Checking with Debit product.

Step 2: Pursue federal government loan options.

Sallie Mae encourages consumers to explore federal government loan options. Our free online tool, the Education Investment Planner, helps families estimate the full cost of a college degree and build a customized plan to pay for college. The Education Investment Planner takes families through a series of questions, prompting users to model various funding sources — including 529 college savings plans, parent and student savings and income, scholarships, federal and state grants, institutional aid, and if necessary, federal and private student loans. For those who include student loans in their pay-for-college plan, the Education Investment Planner estimates what their monthly payments could be after graduation and helps users project how much a graduate would need to earn to keep payments manageable.

Step 3: Consider affordable Private Education Loans to fill the gap.

We offer Private Education Loan products to bridge the gap between family resources, federal loans, grants, student aid and scholarships, and the cost of a college education. While we actively maintain our presence in school marketing channels, we also continue to develop and evolve our marketing efforts through various other direct and indirect marketing channels, such as direct mailings, internet channels and marketing alliances with various banks and financial institutions.

We regularly review the terms of our Private Education Loan products to explore ways to minimize finance charges and incorporate additional consumer protections. Today, the Smart Option Student Loan offers a choice of payment options: 1) interest-only payments while the student is in school; 2) fixed monthly payments of $25 while the student is in school; and 3) no payment required while the student is in school. We believe these repayment options encourage payments while in school and, when combined with shorter repayment terms customized for each borrower, can result in far lower costs to borrowers over the life of their loans. Our Private Education Loans are certified to us by higher education institutions to ensure borrowing does not exceed the cost of attendance, and can include important protections for the family, including tuition insurance, and death and disability loan forgiveness.

The Higher Education Opportunity Act of 2008 established a series of new disclosures that provide private education loan customers clear, consistent, and easy-to-compare information about Private Education Loans offered by different lenders. These disclosures inform borrowers of the potential life-of-loan costs and provide multiple reminders of the availability of federal loans. When a customer is approved for the loan, we send a disclosure that provides very specific information about the loan’s terms and that gives instructions on how to accept the terms of the loan. When a customer accepts the terms of the loan, we send a disclosure that confirms the loan information and also notifies the customer of a right-to-cancel period.

Additionally, we provide information to customers during the application process to allow them to compare the full cost of different repayment plans. We also provide a 60-day loan cancellation period within which borrowers have the ability to repay their loans after disbursement with no interest or fees should a borrower change his or her mind.

Business Segments

We have three primary operating business segments — the Consumer Lending segment, the Business Services segment and FFELP Loans segment. A fourth segment — Other, primarily consists of the financial results of our holding company, including activities related to the repurchase of debt, the corporate liquidity portfolio, all overhead and results from smaller wind-down and discontinued operations within this segment.

A summary of financial information for each of our business segments for each of the last three fiscal years is included in “Note 16—Segment Reporting” to the consolidated financial statements.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or borrowers’ resources.

Private Education Loans bear the full credit risk of the borrower. We manage this risk by underwriting and pricing according to credit risk based upon customized credit scoring criteria and the addition of qualified cosigners. For the year ended December 31, 2011, our annual charge-off rate for Private Education Loans (as a percentage of loans in repayment) was 3.7 percent, as compared with 5.0 percent for the prior year.

In 2011 we originated $2.7 billion of Private Education Loans, an increase of 19 percent from the prior year even as borrowings under Private Education Loan programs contracted by approximately 12 percent. As of December 31, 2011 and 2010, we had $36.3 billion and $35.7 billion of Private Education Loans outstanding, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Business Segment Earnings Summary — ‘Core Earnings’ Basis — Consumer Lending Segment” for a full discussion of our Consumer Lending business and related loan portfolio. At December 31, 2011, 56 percent of our Private Education Loans were funded with non-recourse, long-term debt; 51 percent of our Private Education Loans being funded to term by securitization trusts.

In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily late payment fees. Operating expenses for this segment include costs incurred to acquire and to service our loans.

Since the beginning of 2006, all of our Private Education Loans have been originated and funded by the Bank, a Utah industrial bank subsidiary regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2011, the Bank had total assets of $7.6 billion including $5.0 billion in Private Education Loans. As of the same date, the Bank had total deposits of $6.3 billion. The Bank relies on both retail and brokered deposits to fund its assets. The Bank is also a key component of our Campus Solutions and college savings product businesses. Deposits and refunds from our Campus Solutions business are held at the Bank. In addition, Upromise rewards earned by members are held at the Bank.

We face competition for Private Education Loans from a group of the nation’s larger banks and local credit unions.

Business Services Segment

Our Business Services segment generates the vast majority of its revenue from servicing our FFELP Loan portfolio and from performing servicing, default aversion and contingency collections work on behalf of ED, Guarantors of FFELP Loans, and other institutions. The elimination of FFELP in July 2010 will cause these FFELP-related revenue sources to continue to decline.

•

Servicing revenues from the FFELP Loans we own and manage represent intercompany charges to the FFELP Loans segment at rates paid to us by the trusts which own the loans. These fees are legally the first payment priority of the trusts and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues grew to $739 million in 2011 from $648 million in 2010. The increase in loan servicing revenues was the result of the acquisition of a large portfolio of loans on December 31, 2010. Intercompany loan servicing revenues will decline as the FFELP portfolio amortizes.

•	In 2011, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $46 million, down from $56 million in 2010. These fees will continue to decline as the portfolio amortizes.

•	In 2011, contingency collection revenue from Guarantor clients totaled $246 million, unchanged compared with the prior year. We anticipate these revenues will begin to steadily decline in 2013.

The scale, diversification and performance of our Business Services segment have been, and we expect them to remain, a competitive advantage for us. As FFELP-related service revenue streams decline, we will strive to replace them over the coming years by exploring both complementary and diversified strategies to expand demand for our services in and beyond the student loan market. For example, in 2011 we launched Sallie Mae Insurance Services to offer tuition, renters’ and student health insurance to college students and higher education institutions. We also acquired SC Services & Associates to enhance our ability to provide collections services to local governments and courts.

Our primary Business Services activities that are not directly related to the FFELP include:

Upromise

Upromise generates revenue by providing program management services for 529 college-savings plans with assets of $37.5 billion in 31 college-savings plans in 16 states. We also generate transaction fees through our Upromise consumer savings network, through which members have earned $660 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, using the Upromise World MasterCard, or completing other qualified transactions. We earn a fee for the marketing and administrative services we provide to companies that participate in the Upromise savings network. We compete for 529 college-savings plan business with a large array of banks, financial services and other processing companies. We also compete with other loyalty shopping services and companies.

ED Servicing and Collection Contracts

In the second quarter of 2009, ED named Sallie Mae as one of four servicers awarded a servicing contract (the “ED Servicing Contract”) to service all newly disbursed federal loans owned by ED. The contract spans five years with one, five-year renewal at the option of ED. We compete for Direct Loan servicing volume from ED with the three other servicing companies with whom we share the contract. Account allocations are awarded annually based on each company’s performance on five different metrics: defaulted borrower count, defaulted borrower dollar amount, a survey of borrowers, a survey of schools and a survey of ED personnel. Pursuant to the contract terms related to annual volume allocation of new loans, the maximum any servicer could be awarded is 40 percent of net new borrowers in that contract year. We are focused on our performance to increase our allocation of new accounts under the ED Servicing Contract. Our share of new loans serviced for ED under the ED Servicing Contract increased to 26 percent in 2012 from 22 percent in the prior contract year as a result of an improvement of our performance on the ED scorecard.

Since 1997, we have provided collection services on defaulted student loans to ED customers. The current contract runs through December 31, 2012, with two one-year renewal options by ED. There are 21 other collection providers, of which we compete with 16 providers for account allocation based on quarterly performance metrics. As a consistent top performer, our share of allocated accounts has ranged from six percent to eight percent for this contract period.

Other

Our Campus Solutions business offers a suite of solutions designed to help campus business offices increase their services to students and families. The product suite includes electronic billing, collection, payment and refund services plus full tuition payment plan administration. In 2011, we generated servicing revenue from over 1,100 schools.

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio and the underlying debt, related derivatives and capital funding the loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed before and after July 1, 2006, respectively. In the case of death, disability or bankruptcy of the borrower, these guarantees cover 100 percent of the loan’s principal and accrued interest. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment” for a full discussion of our FFELP business and related loan portfolio.

At December 31, 2011, we held $138 billion of FFELP Loans, of which 94 percent were funded with non-recourse, long-term debt; 76 percent of our FFELP Loans being funded to term by securitization trusts, 15 percent funded through the ED Conduit Program which terminates on January 19, 2014, and 3 percent funded through our multi-year asset-backed commercial paper (“ABCP”) facility. As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the net interest margin recorded in the FFELP Loans segment is relatively stable and the capital requirements with respect to the segment are modest. In addition to the net interest margin, we earn fee income largely from late fees on the loans. For a more detailed description of these various funding facilities, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our FFELP Loan portfolio will amortize over approximately 20 years. Our goal is to maximize the cash flow generated by the portfolio. We will seek to acquire other third-party FFELP Loan portfolios to add net interest income and servicing revenue.

The Higher Education Act (the “HEA”) regulates every aspect of the FFELP, including communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly could jeopardize the insurance and guarantees and federal support on these loans. The insurance and guarantees on our existing loans were not affected by HCERA.

For a more fulsome discussion of the FFELP and various credit support mechanisms, see “Appendix A – Federal Family Education Loan Program.”

Other Segment

The Other segment consists primarily of the financial results related to activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment. Overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology costs related to infrastructure and operations.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was intended to reform and strengthen supervision of the U.S. financial services industry. The Dodd-Frank Act contains comprehensive change to banking laws, imposing significant regulation on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. A year after passage, most of the component parts of the Dodd-Frank Act remain subject to extensive rulemaking and public comment causing unpredictability of the ultimate effect of the Dodd-Frank Act or of required examinations of the Private Education Loan market. However, the outline of several key components of the law that could apply to some of our businesses are now clearer and we highlight the most significant of these below. Our operational expenses will likely increase to address new or additional compliance requirements as a result of the implementation of various provisions of the Dodd-Frank Act.

Consumer Financial Protection Bureau (“CFPB”)

In July 2011, responsibility for many consumer financial protection functions formerly assigned to the federal banking and other agencies were transferred to the CFPB. The CFPB has broad authority with respect to some of the businesses in which we engage. It has authority to write regulations under federal consumer financial protection laws, and to directly or indirectly enforce those laws and examine financial institutions for compliance. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations.

Under the Dodd-Frank Act, the CFPB and ED are required to prepare a report on the private education loan industry by July 2012 that examines, among other things, the private education loan market; underwriting criteria used by lenders; loan terms, conditions and pricing; consumer protections available to borrowers; and fair lending considerations. The Dodd-Frank Act also created a “Private Education Ombudsman” within the CFPB to receive and attempt to informally resolve complaints about Private Education Loans, and the CFPB plans to receive such complaints through its online consumer complaint system. We are currently working with the CFPB and providing information relating to these two important initiatives.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive or abusive practices, and makes it more difficult than in the past for federal financial regulators to declare state laws that differ from federal standards preempted.

Regulation of Systemically Important Non-Bank Financial Companies

As directed by the Dodd-Frank Act, the Financial Stability Oversight Council (“FSOC”) has proposed a process for designating non-bank financial companies as systemically important. The Dodd-Frank Act mandated the development of such a process through which the FSOC would identify and designate non-bank financial companies whose material financial distress could pose a threat to the financial stability of the United States. If designated as a systemically important financial institution (i.e., a “SIFI”), a non-bank financial company will be supervised by the Board of Governors of the Federal Reserve System (the “FRB”) and be subject to enhanced prudential supervision and regulatory standards to be developed by the FRB. For a further discussion of the risks and implications of SLM Corporation being designated a SIFI, see Item 1A “Risk Factors — Regulatory and Compliance.”

In October 2011, the FSOC published additional proposed rulemaking regarding the designation process. While not yet final, the proposed rules focus the process for determining if a non-bank financial company’s distress could pose a threat to the financial stability of the United States on three criteria: the size, substitutability and interconnectedness of the particular company. The proposed rules also stipulate the criteria the FSOC will utilize to focus on the likelihood of material distress within a non-bank financial company: leverage, liquidity risk and maturity mismatch, and existing regulatory scrutiny. Presumably, if the FSOC determines a non-bank financial company does not pose a threat to the financial stability of the United States, no further analysis would be required. However, the proposed rules shed little light on how the FSOC will conduct its evaluation, only the criteria it might utilize.

While we have no way of knowing the qualitative judgments the FSOC will use to determine if SLM Corporation merits SIFI designation, we believe SLM Corporation poses no threat to the financial stability of the United States. While SLM Corporation would meet certain criteria in Stage 1 of the FSOC’s second proposed rulemaking, those criteria focus mainly on size and give little or no attention to the nature of the majority of financial assets on our balance sheet, the minimal interconnectivity between our businesses and the financial economy of the United States or the numerous sophisticated competitors who can provide substitute services to those we provide. We believe any review by FSOC should focus primarily on the following:

•	For AY 2010-2011, we provided approximately one percent of the $235 billion total funds used to finance post-secondary expenses.(1)

•

At December 31, 2011, $138 billion of our $174 billion student loan assets are related to FFELP Loans, of which at least 97 percent of their principal and interest payments are protected by contractual rights to recovery from the United States. As previously noted, FFELP was ended by Congress in 2010 and as a result, these amounts will continue to decline in future years.

•	Our annual charge-offs of FFELP Loans were 0.08 percent of loans in repayment in 2011. We have low charge-off rates on FFELP Loans given the previously noted federal backing of these loans.

(1)	Source: The College Board — Trends in Student Aid 2011.

•

At December 31, 2011, 94 percent of our FFELP Loans were funded with non-recourse, long-term debt; 76 percent of our FFELP Loans being funded to term by securitization trusts. Consequently, these arrangements greatly eliminate the risk of unexpected demands being made on our liquidity and minimize the risk that significant, unexpected defaults on these loans could trigger material financial distress within SLM Corporation.

•	At December 31, 2011, 56 percent of our Private Education Loans were funded with non-recourse, long-term debt; 51 percent of our Private Education Loans being funded to term by securitization trusts.

•	At December 31, 2011, 86 percent of our total student loans were funded with non-recourse, long-term debt; 71 percent of our total student loans being funded to term by securitization trusts.

•

SLM Corporation provides credit to individual students and their families, not other institutions or businesses. Our credit and market risk policies minimize the risk of credit counterparty concentrations. Our derivatives are for interest rate hedging, not speculation, and structured with collateral posting and netting features that protect counterparties from potential credit deterioration of SLM Corporation while also providing us the same protection in the event our counterparty’s credit deteriorates. At December 31, 2011, our payable position to derivative counterparties was only $89 million.

•

We are a large servicer and collector of student loans, both federal and private but, in today’s deep and sophisticated financial services industry, we compete with at least 21 private sector companies who provide those services.

Accordingly, we do not believe SLM Corporation poses a systemic threat to the financial stability of the United States.

Oversight of Derivatives

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

We are subject to the HEA and, from time to time, our student loan operations are reviewed by ED and Guarantors. As a servicer of federal student loans, we are subject to certain ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured student loans. In connection with our Guarantor servicing operations, we must comply with, on behalf of our Guarantor clients, certain ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients.

As a third-party service provider to financial institutions, we are also subject to examination by the Federal Financial Institutions Examination Council (“FFIEC”). The Bank is subject to Utah banking regulations as well as regulations issued by the FDIC, and undergoes periodic regulatory examinations by the FDIC and the Utah Department of Financial Institutions. SLM Corporation is also subject to regulation and periodic examination by these entities as to the nature and extent of services and financial strength it provides to the Bank.

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

Our Upromise 529 college-savings activities are subject to regulation by the Municipal Securities Rulemaking Board, the Financial Industry Regulatory Authority (“FINRA”) and the SEC, as well as various state regulatory authorities.

Company History

We were formed in 1972 as the Student Loan Marketing Association, a federally chartered government sponsored enterprise (“GSE”), with the goal of furthering access to higher education by providing liquidity to the student loan marketplace. On December 29, 2004, we terminated the federal charter, incorporated SLM Corporation as a business corporation in the State of Delaware, and dissolved the GSE. SLM Corporation is now a publicly-traded holding company operating through its various subsidiaries. Our principal executive offices are located at 300 Continental Drive, Newark, Delaware 19713, and our telephone number is (302) 283-8000.

We established the Bank in 2005 as an industrial bank chartered under the laws of the State of Utah. It is located in Murray, Utah. Under its banking charter, the Bank may make consumer loans and may accept Federal Deposit Insurance Corporation (“FDIC”) insured deposits, including NOW accounts. It is a depository institution subject to regulatory oversight and examination by both the FDIC and the Utah Department of Financial Institutions. Applicable federal and state regulations relate to a broad range of banking activities and practices, including minimum capital standards, maintenance of reserves and the terms on which a bank may engage in transactions with its affiliates. In addition, the FDIC has regulatory authority under the Financial Institutions Supervisory Act (“FISA”) to prohibit the Bank from engaging in any unsafe or unsound practice in conducting its business.

On August 22, 2006, the Company acquired Upromise Inc. and its subsidiaries, Upromise Investments, Inc. (“UII”) and Upromise Investment Advisors, LLC (“UIA”). UII is registered under the Securities and Exchange Act of 1934, as amended, as a broker dealer with the SEC, is a member of FINRA and the Municipal Securities Rulemaking Board (“MSRB”). UIA is registered under the Investment Advisers Act of 1940, as amended, with the SEC as an investment adviser.

Item 1A.	Risk Factors

Our business activities involve a variety of risks. Below we describe the significant risk factors affecting our business. The risks described below are not the only risks facing us — other risks also could impact our business.

Funding and Liquidity.

Our business can be affected by the cost and availability of funding in the capital markets. The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements. These factors may increase the price of or decrease our ability to obtain liquidity necessary to maintain and grow our business.

The capital markets continue to experience periods of significant volatility. This volatility can dramatically and adversely affect our financing costs when compared to historical norms. Additional factors that could make financing more expensive or unavailable include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry, counterparty availability, changes affecting our assets, corporate and regulatory actions, absolute and comparative interest rate changes, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. If financing becomes more difficult, expensive or unavailable, our business, financial condition and results of operations could be materially and adversely affected.

During 2011, we funded Private Education Loan originations through term-brokered and retail deposits raised by the Bank. Assets funded in this manner result in re-financing risk because the average term of the deposits is shorter than the expected term of some of the assets. There is no assurance that this or other sources of funding, such as the term asset-backed securities market, will be available at a level and a cost that makes new Private Education Loan originations possible or profitable, nor is there any assurance that the loans can be re-financed at profitable margins. For additional discussion on regulatory and compliance risks relating to the Bank, see below at Item 1A “Risk Factors — Regulatory and Compliance.” If we were unable to obtain funds from which to make new Private Education Loans, our business, financial condition and results of operations would be materially and adversely affected.

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

In August 2011, Standard and Poor’s Ratings Services (“S&P”) lowered the long-term sovereign credit rating of the United States to AA+ from AAA with negative outlook, stating that its action was based on S&P’s view on the rising public debt burden and perception of greater policymaking uncertainty.

If the U.S.’s credit rating were to be further downgraded: (i) our cost of funds on new asset-backed securities (“ABS”), as well as certain existing ABS and conduit facilities collateralized with FFELP Loans (“FFELP ABS”) could increase; (ii) we could be required to increase the amount of over-collateralization associated with newly issued ABS and existing conduit facilities particularly to maintain the AAA credit ratings traditionally associated with FFELP ABS offerings and facilities; and (iii) our ability to access and/or maintain existing conduit facilities and to efficiently sell or refinance loans previously funded through these vehicles could be adversely affected.

Operations.

Given the highly competitive markets in which we operate, a failure of our operating systems or infrastructure, or those of our third-party vendors, could disrupt our business, result in disclosure of confidential customer information, damage our reputation, cause significant losses and provide our competitors an opportunity to enhance their position at our expense.

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

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through, our computer systems and networks, could be jeopardized or could cause interruptions or malfunctions in our operations that could result in significant losses or reputational damage. We also routinely transmit and receive personal, confidential and proprietary information, some through third parties. We have put in place secure transmission capability, and work to ensure third parties follow similar procedures. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to fines, penalties, litigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition or results of operations could be significantly and adversely affected.

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

Through the HCERA, the U.S. Congress mandated that all future federal student loans be made through the DSLP, eliminating the FFELP. Further legislative action by Congress could adversely affect our business, financial condition and results of operations. For instance, during the fourth-quarter 2011, the Administration announced a Special Direct Consolidation Loan Initiative that provides a temporary incentive to borrowers who have at least one student loan owned by ED and at least one held by a FFELP lender to consolidate the FFELP lender’s loans into the DSLP program by providing a 0.25 percentage point interest rate reduction on the FFELP loans that are eligible for consolidation. We currently do not foresee the initiative having a significant impact on our FFELP Loans segment. However, the initiative is an example of how the Administration and Congress could detrimentally affect future estimated cash flows and profitability from our FFELP Loan portfolios through their actions. Likewise, additional restrictions or requirements imposed on Private Education lending could increase our costs, affect our ability to service and collect loans and materially and adversely impact our business, financial condition and results of operations.

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

We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentration as a private credit lender and servicer for the FFELP and DSLP. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public resistance to higher education costs increases, or if the demand for higher education loans decreases, our private credit lending business could be negatively affected. In addition, the federal government, through the DSLP, poses significant competition to our private credit loan products. If loan limits under the DSLP increase, DSLP loans could be more widely available to students and their families and DSLP loans could increase, resulting in a further decrease in the size of the private credit education loan market and reduced demand for our private credit education loan products.

Credit and Counterparty.

Unexpected and sharp changes in the overall economic environment may negatively impact the performance of our loan and credit portfolios.

Unexpected changes in the overall economic environment, including unemployment, may result in the credit performance of our loan portfolio being materially different from what we expect. Our earnings are critically dependent on the evolving creditworthiness of our student loan customers. We maintain a reserve for credit losses based on expected future charge-offs which considers many factors, including levels of past due loans and forbearances and expected economic conditions. However, management’s determination of the appropriate reserve level may under- or over-estimate future losses. If the credit quality of our customer base materially decreases, if a market risk changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer.

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

Regulatory and Compliance.

Delays and continuing uncertainties surrounding the ultimate scope and implementation of various provisions of the Dodd-Frank Act cause us to continue to be unable to fully assess the risks and implications the law could have on our profitability, results of operations, financial condition, cash flows or future business prospects.

The Dodd-Frank Act contains comprehensive change to banking laws, imposing significant regulation on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage, and enhanced supervisory authority. A year after passage, most of the component parts of the Dodd-Frank Act remain subject to intensive rulemaking and public comment causing continuing uncertainty in our ability to predict the ultimate effect the Dodd-Frank Act or required examinations of the private education loan market could have on our operations or those of our subsidiaries. Our operational expenses will likely increase to address new or additional compliance requirements that could be imposed on our operations as a result of the implementation of various provisions of the Dodd-Frank Act as the risk of penalties and fines on all businesses may increase and our profitability, results of operations, financial condition, cash flows or future business prospects could be affected as a result.

The Consumer Financial Protection Bureau (“CFPB”) is now authorized to exercise the full authority provided to it by the Dodd-Frank Act though much uncertainty remains about how this authority will be implemented or utilized. A number of our businesses will likely be subject to new rules and regulations not yet proposed or finalized and we may face complaints and challenges to our practices from the CFPB or state regulatory counterparts.

In July 2011, responsibility for many consumer financial protection functions formerly assigned to the federal banking and other agencies were transferred to the CFPB. The CFPB has broad authority with respect to some of the businesses in which we engage. It has authority to write regulations under federal consumer financial protection laws, and to directly or indirectly enforce those laws and examine financial institutions for compliance. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations.

Under the Dodd-Frank Act, the CFPB and ED are required to prepare a report on the Private Education Loan industry by July 2012 that examines, among other things, the private education loan market; underwriting criteria used by lenders; loan terms, conditions and pricing; consumer protections available to borrowers; and fair lending considerations. The Dodd-Frank Act also created a “Private Education Ombudsman” within the CFPB to receive and attempt to informally resolve complaints about Private Education Loans, and the CFPB plans to receive such complaints through its online consumer complaint system.

The Dodd-Frank Act authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive or abusive practices, and makes it more difficult than in the past for federal financial regulators to declare state laws that differ from federal standards preempted. To the extent states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB, our compliance costs could increase and reduce our ability to offer the same products and services to consumers nationwide and we may be subject to a higher risk of state enforcement actions.

The Financial Stability Oversight Council (“FSOC”) could designate SLM Corporation as a systemically important non-bank financial company to be supervised by the Board of Governors of the Federal Reserve System (the “FRB”). Designation of SLM Corporation as a so-called “SIFI” would impose significant additional statutorily–defined monitoring and compliance regimes on our business and could significantly increase the levels of risk-based capital and highly liquid assets we are required to hold. Required implementation of some or all of the measures currently proposed by the FRB to be applicable to SIFIs would have a material impact on our business, results of operations and financial condition.

On October 11, 2011, FSOC published a second notice of proposed rulemaking and related interpretive guidance under the Dodd-Frank Act regarding the designation of non-bank systemically important financial institutions (“SIFIs”). If designated as a SIFI, a non-bank financial company will be supervised by the FRB and be subject to enhanced prudential supervision and regulatory standards to be developed by the FRB. The new proposal sets forth a three-stage determination process for designating non-bank SIFIs. In Stage 1, FSOC would apply a set of uniform quantitative thresholds to identify the non-bank financial companies that will be subject to further evaluation. Based on its financial condition as of December 31, 2011, SLM Corporation would meet the criteria in Stage 1 and would be subject to further evaluation by FSOC in the SIFI determination process. Because Stages 2 and 3 as proposed would involve qualitative judgment by FSOC, we cannot predict whether SLM Corporation will be designated as a SIFI under the rule as currently proposed. For a further discussion of our belief as to the limited risk SLM Corporation poses to the financial stability of the United States, see Item 1 “Business—Recent Legislation—Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.”

On December 20, 2011 the FRB issued proposed rules to implement the enhanced prudential supervisory and regulatory standards required of bank holding companies with $50 billion or more in consolidated assets, as well as SIFIs. As currently proposed, the rules would require, among other things, that SIFIs:

•

Be subject to a minimum Tier 1 common risk-based capital ratio of 5 percent and generally be required to comply with bank regulatory capital and leverage requirements, subject to any case-by-case exceptions as the FRB might approve;

•	Comply with formal regulatory liquidity standards and hold highly liquid assets on hand sufficient to survive a projected 30-day liquidity crisis;

•	Be subject to new liquidity risk management and governance requirements, approval of liquidity risk models, and implementation of liquidity monitoring and compliance regimes;

•	Employ a chief risk officer to report directly to the chief executive officer and a required risk committee of the Board of Directors;

•	Be subject to periodic company and FRB-run supervisory stress tests; and

•	Periodically report to the FDIC and FRB on plans for rapid and orderly resolution of company affairs in the event of a material financial distress or failure.

We currently maintain significantly more than 5 percent capital against our Private Education Loans and significantly less than 5 percent capital against our FFELP Loans. We are not currently subject to consolidated capital requirements. Unless an exception were made to recognize the unique, federally insured nature of FFELP Loans, if we were designated as a SIFI, our risk-based capital requirements would likely increase. While we maintain our own contingency funding plans and conduct our own internal periodic stress tests, we have never been subject to an FRB supervised stress test nor have we developed a plan for orderly resolution of the scope and magnitude currently being demanded of large bank holding companies. Complying with these measures and implementing any or all of these as yet undefined, formalized statutory monitoring and compliance regimes could significantly increase our cost of doing business and the levels of capital and liquidity we are required to hold and, consequently, have a material impact on our business, results of operations and financial condition.

Our businesses are regulated by various state and federal laws and regulations, and our failure to comply with these laws and regulations may result in significant costs, sanctions, litigation or the loss of insurance and guarantees on affected FFELP Loans.

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

Loans serviced under the FFELP are subject to the HEA and related regulations. Our servicing operations are designed and monitored to comply with the HEA, related regulations and program guidance; however ED could determine that we are not in compliance for a variety of reasons, including that we misinterpreted ED guidance or incorrectly applied the HEA and its related regulations or policies. Failure to comply could result in fines, the loss of the insurance and related federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of our right to participate as a servicer, negative publicity and potential legal claims. A summary of the FFELP may be found in Appendix A “Federal Family Education Loan Program.” The imposition of significant fines, the loss of the insurance and related federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of our ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on our business, financial condition or results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by us as of December 31, 2011:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Servicing and Data Center	Consumer Lending; Business Services; FFELP Loans	450,000
Newark, DE	Headquarters	Consumer Lending; Business Services; FFELP Loans; Other	160,000
Wilkes-Barre, PA	Loan Servicing Center	Consumer Lending; Business Services; FFELP Loans	133,000
Indianapolis, IN	Loan Servicing Center	Business Services	100,000
Big Flats, NY	GRC — Collections Center	Business Services	60,000
Arcade, NY(1)	Pioneer Credit Recovery — Collections Center	Business Services	46,000
Perry, NY(1)	Pioneer Credit Recovery — Collections Center	Business Services	45,000

(1)	In the first quarter of 2003, we entered into a ten year lease with the Wyoming County Industrial Development Authority with a right of reversion to us for the Arcade and Perry, New York facilities.

The following table lists the principal facilities leased by us as of December 31, 2011:

Location	Function	Business Segment(s)	Approximate Square Feet
Reston, VA	Administrative Offices	Consumer Lending; Business Services; FFELP Loans; Other	90,000
Newark, DE	Sallie Mae —Operations Center	Consumer Lending; Business Services; Other	86,000
Niles, IL	Collections Center	Other	84,000
Newton, MA	Upromise	Business Services	78,000
Cincinnati, OH	GRC Headquarters and Collections Center	Business Services	59,000
Muncie, IN	Collections Center	Consumer Lending; Business Services	54,000
Moorestown, NJ	Pioneer Credit Recovery — Collections Center	Business Services	30,000
White Plains, NY(1)	N/A	N/A	26,000
Kansas City, MO	Upromise and Campus Payment Solutions	Business Services	21,000
Whitewater, WI(2)	N/A	N/A	16,000
Murray, UT	Sallie Mae Bank	Consumer Lending; Business Services	10,000

(1)	Space vacated in December 2009 and lease terminated in February 2012.

(2)	Space vacated in September 2010; we are actively searching for subtenants or tenants.

None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collections centers are generally adequate to meet our long-term student loan and business goals. Our headquarters are currently in owned space at 300 Continental Drive, Newark, Delaware, 19713. We relocated our headquarters to Newark, Delaware from Reston, Virginia on March 31, 2011.

Item 3.	Legal Proceedings

Investor Litigation

In Re SLM Corporation Securities Litigation. On January 31, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York alleging that the Company and certain officers violated federal securities laws by, among other things, issuing a series of materially false and misleading statements with respect to our financial results for year-end 2006 and the first quarter of 2007. This case and other actions arising out of the same circumstances and alleged acts have been consolidated and are now identified as In Re SLM Corporation Securities Litigation. The case purports to be brought on behalf of those who acquired our common stock between January 18, 2007 and January 23, 2008. On January 24, 2012, the court certified a class, appointed class counsel and appointed a class representative. On February 10, 2012, the parties entered into a settlement term sheet under which we agreed to pay $35 million, which amount includes all attorneys’ fees, administration costs, expenses, class member benefits, and costs of any kind associated with the resolution of this matter. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation. The entire settlement amount will be paid by our insurers and the settlement is subject to us entering into a formal settlement agreement and Court approval.

In Re SLM Corporation ERISA Litigation. A similar case is pending against the Company, certain current and former officers, retirement plan fiduciaries, and the Board of Directors of the Company, formerly in the U.S. District Court for the Southern District of New York and now before the U.S. Court of Appeals for the Second Circuit, alleging breaches of fiduciary duties and prohibited transactions in violation of the Employee Retirement Income Security Act arising out of alleged false and misleading public statements regarding our business made during the 401K Class Period and investments in our common stock by plan participants in the 401K Plans. The case was originally filed on May 8, 2008 and the purported class consists of participants in or beneficiaries of the Sallie Mae 401(K) Retirement Savings Plan and Sallie Mae 401(k) Savings Plan (together, the “401K Plans”) between January 18, 2007 and “the present” whose accounts included investments in our common stock (“401K Class Period”). On September 24, 2010, this case was dismissed; however, the Plaintiffs appealed. The appeal is pending. In addition, the Plaintiffs filed a motion to hold the appeal in abeyance pending the U.S. Court of Appeals for the Second Circuit’s decision in In re: Citigroup ERISA Litigation and Garren v. McGraw-Hill Cos., Inc., two cases with related issues of law. On October 11, 2011, the U.S. Court of Appeals for the Second Circuit held, among other things, that the Citigroup defendants’ decision not to divest the plan of Citigroup stock or impose restrictions on participants’ investment in that stock was entitled to a “presumption of prudence” and subject to “abuse of discretion” standard. The Plaintiffs in both those cases are seeking en banc review. The Plaintiffs/Appellants seek unspecified damages, attorneys’ fees, costs, and equitable and injunctive relief.

Lending and Collection Litigation and Investigations

U.S. ex rel. Batiste v. SLM Corporation, et al. On July 15, 2009, the U.S. District Court for the District of Columbia unsealed the qui tam False Claims Act complaint of relator Sheldon Batiste, a former employee of SLM Financial Corporation, which alleged that we violated the False Claims Act by our “systemic failure to service loans and abide by forbearance regulations” and our “receipt of U.S. subsidies to which it was not entitled” through FFELP. On November 4, 2011, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the U.S. District Court’s previous dismissal of the complaint in the fall of 2010.

Mark A. Arthur et al. v. Sallie Mae, Inc. On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington alleging that we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs were seeking statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On October 7, 2011, we entered into an amended settlement agreement under which the Company agreed to a settlement fund of $24.15 million. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation. On January 10, 2012, the Court denied, without prejudice, the Motion for Preliminary Approval of the amended settlement agreement noting, however, that although the proposed settlement satisfies the Court’s requirement of overall fairness, the Court expressed concern regarding the proposed form of notice and other forms to be provided in connection with the settlement. On February 9, 2012, the Plaintiffs filed a Renewed Motion for Preliminary Approval addressing the Court’s concerns.

Rodriguez v. SLM Corporation et al. On December 17, 2007, plaintiffs filed a complaint against us in the U.S. District Court for the District of Connecticut alleging that we engaged in underwriting practices which, among other things, resulted in certain applicants for student loans being directed into substandard and expensive loans on the basis of race. On June 20, 2011, we agreed to settle the case and denied all allegations of wrongdoing and liability. We entered into the settlement to avoid the burden, expense, risk and uncertainty of continued litigation. On October 17, 2011, the court provided final approval of the settlement. We do not expect the settlement to have a material impact on our financial position or our business.

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

Item 4.	Mine Safety Disclosures

N/A

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2012, there were 509,322,190 shares of our common stock outstanding and 504 holders of record. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011	High	$15.60	$17.11	$17.11	$14.53
	Low	12.61	14.40	11.60	10.91
2010	High	$13.32	$13.96	$12.40	$13.14
	Low	10.01	9.85	10.05	10.92

We paid quarterly cash dividends on our common stock of $.10 per share for the last three quarters of 2011.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2011.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
(Common shares in millions)
Period:
October 1 – October 31, 2011	—	$—	—	—
November 1 –November 30, 2011	.1	13.49	—	—
December 1 –December 31, 2011	—		—	—

Total fourth quarter	.1	$13.49	—

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)

In April 2011, our board of directors authorized us to purchase up to $300 million of shares of our common stock in open market transactions, and terminated all previous authorizations. As of September 30, 2011, we had fully utilized this authorization and purchased 19.1 million shares of our common stock.

Stock Performance

The following graph compares the yearly change in our cumulative total shareholder return on our common stock to that of Standard & Poor’s 500 Stock Index and Standard & Poor’s Financials Index. The graph assumes a base investment of $100 at December 31, 2006 and reinvestment of dividends through December 31, 2011.

Five Year Cumulative Total Shareholder Return

Company/Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
SLM Corporation	$100.0	$41.5	$18.4	$23.2	$26.0	$28.2
S&P 500 Financials.	100.0	81.9	37.5	43.7	49.0	40.7
S&P Index	100.0	105.5	66.9	84.3	96.8	98.8

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data

Selected Financial Data 2007-2011

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

	2011	2010	2009	2008	2007
Operating Data:
Net interest income	$3,529	$3,479	$1,723	$1,365	$1,588
Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$600	$597	$544	$2	$(938)
Discontinued operations, net of tax	33	(67)	(220)	(215)	42

Net income (loss) attributable to SLM Corporation	$633	$530	$324	$(213)	$(896)

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.13	$1.08	$.85	$(.23)	$(2.36)
Discontinued operations	.06	(.14)	(.47)	(.46)	.10

Total	$1.19	$.94	$.38	$(.69)	$(2.26)

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.12	$1.08	$.85	$(.23)	$(2.36)
Discontinued operations	.06	(.14)	(.47)	(.46)	.10

Total	$1.18	$.94	$.38	$(.69)	$(2.26)

Dividends per common share attributable to SLM Corporation common shareholders	$.30	$—	$—	$—	$.25
Return on common stockholders’ equity	14%	13%	5%	(9)%	(22)%
Net interest margin	1.85	1.82	1.05	.93	1.26
Return on assets	.33	.28	.20	(.14)	(.71)
Dividend payout ratio	25	—	—	—	(11)
Average equity/average assets	2.54	2.47	2.96	3.45	3.51
Balance Sheet Data:
Student loans, net	$174,420	$184,305	$143,807	$144,802	$124,153
Total assets	193,345	205,307	169,985	168,768	155,565
Total borrowings	183,966	197,159	161,443	160,158	147,046
Total SLM Corporation stockholders’ equity	5,243	5,012	5,279	4,999	5,224
Book value per common share	9.20	8.44	8.05	7.03	7.84
Other Data:
Off-balance sheet securitized student loans, net	$—	$—	$32,638	$35,591	$39,423

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our primary business is to originate, service and collect loans we make to students and/or their parents to finance the cost of their education. The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. We also provide servicing, loan default aversion and defaulted loan collection services for loans owned by other institutions, including ED. We also provide processing capabilities to educational institutions, 529 college-savings plan program management services and a consumer savings network.

In addition we are the largest holder, servicer and collector of loans made under FFELP, a program that was discontinued in 2010.

We monitor and assess our ongoing operations and results based on the following four reportable segments:

(1) Consumer Lending, (2) Business Services, (3) FFELP Loans and (4) Other.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or borrowers’ resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily late fees. As of December 31, 2011, we had $36.3 billion of Private Education Loans outstanding. In 2011, we originated $2.7 billion of Private Education Loans, up 19 percent from $2.3 billion in the prior year.

Business Services Segment

In our Business Services segment we provide loan servicing to our FFELP Loans segment, ED and other third parties. We provide servicing, default aversion and contingency collections work on behalf of ED, Guarantors of FFELP Loans, and other institutions. Our Campus Solutions business provides comprehensive transaction processing solutions and associated technology to college financial aid offices and students to streamline the financial aid process. We provide 529 college-savings plan account asset servicing and other transaction processing activities. We offer, tuition, renters’ and student health insurance to college students and higher education institutions.

FFELP Loans Segment

Our FFELP Loans segment consists of our $138 billion FFELP Loan portfolio and underlying debt and capital funding these loans. Because we no longer originate FFELP Loans the portfolio is in runoff and is expected to amortize over approximately the next 20 years with a weighted average remaining life of 7.6 years.

We actively seek to acquire FFELP Loan portfolios to leverage our servicing scale and expertise to generate incremental earnings and cash flow. Of our total FFELP Loan portfolio, 94 percent was funded with non-recourse, long-term debt; 76 percent of our FFELP Loan portfolio being funded to term by securitization trusts, 15 percent funded through the ED Conduit Program which terminates on January 19, 2014, and 3 percent funded in our multi-year ABCP facility. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes.

Other

Our Other segment primarily consists of the financial results related to activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios (which includes financing costs), provision for loan losses, the revenues and expenses generated by our service businesses, and gains and losses on loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures are listed below.

Net Interest Income

The most significant portion of our earnings is generated by the spread earned between the interest income we receive on assets in our student loan portfolios and the interest expense of funding these loans. We report these earnings as net interest income. Net interest income in our Consumer Lending and FFELP Loans segments are driven by significantly different factors.

Consumer Lending Segment

Net interest income in this segment is determined by the Private Education Loan asset yields, which are determined by interest rates established by us based upon the credit of the borrower and any co-borrower and the level of price competition in the Private Education Loan market less our cost of funds. Our Private Education Loans earn variable rate interest and are funded primarily with variable rate liabilities. The Consumer Lending segment’s “Core Earnings” net interest margin was 4.1 percent in 2011 compared with 3.9 percent in 2010. Our cost of funds can be influenced by a number of factors including the quality of the loans in our portfolio, our corporate credit rating, general economic conditions, investor demand for Private Education Loan ABS and corporate unsecured debt and competition in the deposit market. At December 31, 2011, 56 percent of our Private Education Loan portfolio was funded with non-recourse, long-term debt; 51 percent of our Private Education Loans being funded to term by securitization trusts.

FFELP Loans Segment

Net interest income will be the primary source of cash flow generated by this segment over the next 20 years as this portfolio runs off. Historically, interest earned on our FFELP Loans was primarily indexed to commercial paper rates and our cost of funds was indexed to three-month LIBOR, creating the possibility of significant basis and repricing risk related to these assets. Recent changes to the applicable law will allow us, beginning in the second quarter of 2012, to index interest earned to one-month LIBOR rather than commercial paper rates, significantly reducing basis and repricing risk on $130 billion of our FFELP Loans. The FFELP Loans segment’s “Core Earnings” net interest margin was 0.98 percent in 2011 compared with 0.93 percent in 2010.

The major source of variability in net interest income is expected to be Floor Income. Pursuant to the terms of the FFELP, certain FFELP Loans, in certain situations, continue to earn interest at the stated fixed rate of interest even if underlying debt costs decrease. We refer to this additional spread income as “Floor Income”. This Floor Income can be volatile as rates on underlying debt move up and down. We generally hedge this risk by selling Floor Income Contracts which lock in the value of the Floor Income over the term of the contract.

Additional cash flow should be generated within this segment as many of our secured financing vehicles are over-collateralized, creating the potential for additional cash flow to be distributed to us over time as the loans amortize.

Provisions for Loan Losses

Management estimates and maintains an allowance for loan losses generally at a level sufficient to cover charge-offs expected over the next two years, plus additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring. The provision is an income statement item that reduces segment revenues. Generally the allowance rises when charge-offs are expected to increase and falls when charge-offs are expected to decline. Our loss exposure and resulting provision for losses is smaller for FFELP Loans than for Private Education Loans because we bear a maximum of 3 percent loss exposure on our FFELP Loans whereas we bear the full credit exposure on our Private Education Loans. Our provision for losses in our FFELP Loans segment was $86 million in 2011 compared with $98 million in 2010. Losses in our Consumer Lending segment are primarily driven by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment for which a scheduled payment was due), underwriting criteria (e.g., credit scores), existence or absence of a cosigner and the current economic environment. Our provision for loan losses in our Consumer Lending segment was $1.2 billion in 2011 compared with $1.3 billion in 2010.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectable, the unrecoverable portion of the loan is charged against the allowance for loan losses in the applicable lending segment. Information regarding charge-offs provides relevant information over time with respect to the actual performance of our loan portfolios as compared against the provisions for loan losses on those portfolios. Management focuses on the overall level of delinquencies as well as the progression of loans from early to late stage delinquency. The FFELP segment charge-off rate was 0.08 percent of loans in repayment in 2011 compared with 0.11 percent in 2010. The Consumer Lending segment’s charge-off rate was 3.7 percent of loans in repayment in 2011 compared with 5.0 percent of loans in repayment in 2010. Delinquencies are a very important indicator of the potential future credit performance. Private Education Loan delinquencies as a percentage of Private Education Loans in repayment decreased from 10.6 percent at December 31, 2010 to 10.1 percent at December 31, 2011.

Servicing and Contingency Revenues

We earn servicing revenues from servicing student loans, Campus Solutions, and from account asset servicing related to 529 college-savings plans. We earn contingency revenue related to default aversion and contingency collections work we perform primarily on federal loans. The fees we recognize are primarily driven by our success in collecting or rehabilitating defaulted loans, the number of transactions processed and the underlying volume of loans we are servicing on behalf of others.

Other Income / (Loss)

In managing our loan portfolios and funding sources we periodically engage in sales of loans and the repurchase of our outstanding debt. In each case, depending on market conditions, we may incur gains or losses from these transactions that affect our results from operations.

Operating Expenses

The operating expenses reported for our Consumer Lending and Business Services segments are those that are directly attributable to the generation of revenues by those segments. The operating expenses for the FFELP Loans segment primarily represent an intercompany servicing charge from the Business Services segment and do not reflect our actual underlying costs incurred to service the loans. We have included corporate overhead expenses and certain information technology costs (together referred to as “Overhead”) in our Other segment rather than allocate those expenses by segment. These overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology costs related to infrastructure and operations.

Core Earnings

We report financial results on a GAAP basis and also present certain “Core Earnings” performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these “Core Earnings” measures to monitor our business performance. “Core Earnings” is the basis in which we prepare our segment disclosures as required by GAAP under ASC 280 “Segment Reporting” (see “Note 16—Segment Reporting”). For a full explanation of the contents and limitations of “Core Earnings,” see “‘Core Earnings’—Definition and Limitations” of this Item 7.

2011 Summary of Results

We continue to operate in a challenging macroeconomic environment marked by high unemployment and uncertainty which contributes added uncertainty to Private Education Loan repayment and default patterns. On July 1, 2010, the HCERA eliminated FFELP Loan originations, a major source of our net income. All federal loans to students are now made through the DSLP and as discussed above, we no longer originate FFELP Loans. In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Act that represents a comprehensive change to banking laws, imposing significant new regulation on almost every aspect of the U.S. financial services industry. A discussion of HCERA and the Dodd-Frank Act can be found in Item 1 “Business” and in Item 1A “Risk Factors” in our 2011 Form 10-K.

Despite this environment, we were able to achieve significant accomplishments during 2011 as discussed below.

GAAP 2011 net income was $633 million ($1.18 diluted earnings per share), versus net income of $530 million ($.94 diluted earnings per share) in the prior year. The changes in GAAP net income are driven by the same “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and impairment of goodwill and intangible assets that are recognized in GAAP but not in core earnings results. In 2011, we had a $623 million increase in unrealized mark-to-market losses on derivative contracts and $660 million less goodwill and intangible asset impairment compared with 2010.

“Core Earnings” for the year were $977 million ($1.83 diluted earnings per share) compared to $1.03 billion ($1.92 diluted earnings per share) in 2010. “Core Earnings” were down due to a decrease in gains on loan sales and debt repurchases from the prior year ($574 million or $.69 per diluted share in 2010). Excluding these gains on loan sales and debt repurchases in 2010, “Core Earnings” were up $521 million year-over-year due to improvements in net interest income, loan loss provision, expenses and discontinued operations.

During 2011, we raised $2 billion of unsecured debt and issued $2.4 billion of FFELP ABS and $2.1 billion of Private Education Loan ABS. We also repurchased $894 million of debt and realized “Core Earnings” gains of $64 million in 2011, compared with $4.9 billion and $317 million in 2010.

In the fourth-quarter 2011, we also closed a $3.4 billion Private Education Loan asset-backed commercial paper facility that matures in January 2014. This facility was used to finance the call of Private Education Loan asset-backed securities at significant discounts to the par value.

We also achieved a key management objective of again being able to return capital to our shareholders. During the second and third quarters of 2011, we repurchased 19.1 million common shares on the open market as part of our previously announced $300 million share repurchase program authorization. We have fully utilized this authorization. We declared and paid a $.10 per share dividend during the second, third and fourth quarters of 2011.

2011 Management Objectives

In 2011 we set out five major goals to create shareholder value. They were: (1) reduce our operating expenses; (2) prudently grow Consumer Lending segment assets and revenue; (3) increase Business Services segment revenue; (4) maximize cash flows from FFELP Loans; and (5) reinstate dividends and/or share repurchases. We believe we achieved each of these objectives in 2011. The following describes our performance relative to each of our 2011 goals.

Reduce Operating Expenses

The elimination of FFELP by HCERA greatly reduced our revenue generating capabilities. In 2010 we originated $14 billion of loans, 84 percent of them FFELP Loans; in 2011 we originated $2.7 billion of new loans, all of them Private Education Loans. As a result of the decline in our FFELP related revenue, we determined we must effectively match our cost structure to our ongoing business. As such, we set a goal of having a quarterly operating expense of $250 million in the fourth quarter of 2011 (by comparison, our 2010 fourth-quarter operating expenses were $308 million). We achieved this goal as our fourth-quarter 2011 operating expenses were $243 million.

Prudently Grow Consumer Lending Segment Assets and Revenue

Successfully growing Private Education Loan lending is the key component of our long-term plan to grow shareholder value. We achieved this goal by originating increasing numbers of high quality Private Education Loans, with higher net interest margins and lower charge-offs and provision for loan losses. Originations were 19 percent higher in 2011 compared with 2010 with average FICO and cosigner rates higher compared with the prior year. “Core Earnings” net interest margin increased from 3.9 percent to 4.1 percent. Charge-offs decreased to 3.7 percent of loans in repayment from 5.0 percent in 2010. Provision for loan loss decreased to $1.18 billion from $1.3 billion in 2010.

Increase Business Services Segment Revenue

Our Business Services segment comprises several businesses with customers related to FFELP that will experience revenue declines and several businesses with customers that provide growth opportunities. Our growth businesses are ED servicing, ED collections, other school-based asset type servicing and collections, Campus Solutions, Sallie Mae Insurance Services, transaction processing and 529 college-savings plan account asset servicing. We achieved this goal as our Business Services segment revenue increased from $1.3 billion in 2010 to $1.4 billion in 2011.

•

Our allocation of new customer loans awarded for servicing under our ED Servicing Contract increased from 22 percent to 26 percent for the current contract year ending August 15, 2012. The increase was driven primarily by our top ranking for default prevention performance results. We are servicing approximately 3.6 million accounts under the ED Servicing Contract as of December 31, 2011.

•

Campus Solutions added 44 new refund disbursement clients in 2011. We also announced a Sallie Mae Bank No-Fee Student Checking Account with Debit as an enhanced refund disbursement choice for schools and students. This new option complements existing Campus Solutions refund disbursement choices that include electronic deposit to the bank account of the student’s choice, debit card or a check.

•

Assets under management in 529 college-savings plans total $37.5 billion and grew 9 percent year-over-year. We recently were selected to continue as the program manager for New York’s 529 College Savings Program under a seven-year contract, which is currently being negotiated. New York has the largest direct 529 plan in the country.

•	We launched Sallie Mae Insurance Services in 2011, offering college students and higher education institutions tuition, renters’ and student health insurance.

•	We acquired SC Services & Associates, Inc., a provider of collections services to local governments and courts to enhance and complement our other contingency collection businesses.

Maximize Cash Flows from FFELP Loans

We have a $138 billion portfolio of FFELP Loans that is expected to generate significant amounts of cash flow and earnings in the coming years. We planned to improve our net interest margin, further minimize income volatility and opportunistically purchase additional FFELP Loan portfolios such as the portfolio we purchased at the end of 2010. We achieved this goal in 2011 by acquiring $1.6 billion of FFELP loans and improving our net interest margin from 93 basis points in 2010 to 98 basis points in 2011.

Reinstate Dividends and/or Share Repurchases

We achieved our objective of either paying dividends or repurchasing shares, or both by the second half of 2011. Beginning in June, we began to pay quarterly dividends of $.10 per share on our common stock, the first since 2007. In April 2011, we authorized the repurchase of up to $300 million of outstanding common stock in open-market transactions and terminated all previous authorizations. During the second and third quarters of 2011, we paid $300 million to repurchase 19.1 million common shares on the open market.

2012 Outlook

We expect the operating strength we demonstrated in 2011 to continue in 2012. We plan to increase “Core Earnings” primarily through improving Private Education Loan portfolio performance and lower operating expenses. Loan originations are also expected to increase in 2012.

We expect to remain an active participant in the capital markets in 2012. Our term ABS activity will feature multiple transactions backed by both FFELP collateral, primarily reducing the ED Conduit Facility, as well as Private Education Loan collateral. We will remain an opportunistic issuer in the unsecured debt markets primarily to facilitate asset liability management activities. Recent transactions in all of the above mentioned categories have been met with strong demand and provide term financing which is a key component of our business model.

Recognizing the strong financial position we are in, the Board of Directors approved a 25 percent increase in our quarterly dividend and a $500 million share repurchase program in January 2012. Despite this significant return of capital to our shareholders from earnings, we expect to end 2012 with a stronger balance sheet and better capital ratios.

Credit losses within our Private Education Loan portfolio are primarily driven by the quality of loans entering repayment, improving underlying portfolio quality, the quality of new originations and the general economic environment. The fourth-quarter 2011 repayment cohort, at $1.5 billion, was the smallest in the last five years, and had better FICO scores and higher cosigner rates than in previous years which should result in lower future losses. The underlying portfolio has continued to improve with 62 percent of the loans cosigned, less than 10 percent non-traditional and over 72 percent of our customers currently in repayment having made more than 12 payments. In addition, the loans originated in 2011 had an average FICO score of 748 and were 91 percent cosigned; these statistics are our highest ever for a loan origination cohort. As a result, we believe that charge-offs and provision for loan losses will continue their downward trend.

2012 Management Objectives

In 2012 we have set out five major goals to create shareholder value. They are: (1) prudently grow Consumer Lending segment assets and revenue; (2) sustain Business Services segment revenue; (3) maximize cash flows from FFELP Loans; (4) reduce our operating expenses; and (5) improve our financial strength. Here is how we plan to achieve these objectives:

Prudently Grow Consumer Lending Segment Assets and Revenues

We will continue to pursue managed growth in our Private Education Loan portfolio in 2012, currently targeting $3.2 billion in new originations for the year compared to $2.7 billion in 2011. We will also be increasing our efforts to improve our return on these assets projecting even lower charge-off rates and provision for loan losses, continuing to build on the improvements we have been demonstrating in these measures since 2009.

Sustain Business Services Segment Revenue

Our Business Services segment generates the vast majority of its revenue from servicing and collecting on our FFELP Loan portfolio and FFELP Loans for others. As a result of the elimination of FFELP in 2010, servicing and collection revenues derived from FFELP-related sources are in decline. In 2012 we will work to offset these declines through two primary means—pursuing additional growth and expansion of our non-FFELP - related servicing and collection businesses and seeking to increase the FFELP-related loan servicing and collection work we do for third parties. In 2012 we are targeting significant growth in the number of customers we service for ED under our ED servicing and collection contracts, as well as in the total assets under management in our 529 college-savings plans. We will explore both complementary and diversified strategies to expand demand for our services in and beyond the student loan market. We will also more aggressively seek to leverage our existing FFELP servicing platforms to be able to provide lower cost FFELP servicing to others while increasing segment revenues from these sources.

Maximize Cash Flows from FFELP Loans

In 2012 we will continue to focus on opportunistically purchasing additional FFELP Loan portfolios from other lenders. As cash flows from our existing FFELP Loans decline over coming years, it also becomes increasingly important that we actively manage and continue to reduce operating and overhead costs attributable to the maintenance and management of this segment. Continuing to reduce these operating and overhead costs will also increase net income for our Business Services segment.

Reduce Operating Expenses

We achieved our 2011 management objective of having a quarterly operating expense of $250 million or less in the fourth quarter of 2011. In 2012 we will strive to sustain or improve on this quarterly run rate for the full fiscal year.

Improve Our Financial Strength

In January 2012 we announced an increase in our quarterly dividend to $0.125 per share and a new $500 million common share repurchase program. Of equal note, it is management’s objective for 2012 to provide these increased shareholder distributions while at the same time ending 2012 with a balance sheet and capital positions as strong or stronger than those with which we ended in 2011.

Results of Operations

We present the results of operations first on a consolidated basis in accordance with GAAP. As discussed earlier, we have four business segments, Consumer Lending, Business Services, FFELP Loans and Other. Since these segments operate in distinct business environments, the discussion following the Consolidated Earnings Summary is presented on a segment basis and is shown on a “Core Earnings” basis. See Item 1 “Business — Business Segments” for further discussion on the components of each segment.

GAAP Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
(Dollars in millions, except per share amounts)	2011	2010	2009	$	%	$	%
Interest income
FFELP Loans	$3,461	$3,345	$3,094	$116	3%	$251	8%
Private Education Loans	2,429	2,353	1,582	76	3	771	49
Other loans	21	30	56	(9)	(30)	(26)	(46)
Cash and investments	19	26	26	(7)	(27)	—	—

Total interest income	5,930	5,754	4,758	176	3	996	21
Total interest expense	2,401	2,275	3,035	126	6	(760)	(25)

Net interest income	3,529	3,479	1,723	50	1	1,756	102
Less: provisions for loan losses	1,295	1,419	1,119	(124)	(9)	300	27

Net interest income after provisions for loan losses	2,234	2,060	604	174	8	1,456	241
Other income (loss):
Securitization servicing and Residual Interest revenue	—	—	295	—	—	(295)	(100)
Gains (losses) on loans and investments, net	(35)	325	284	(360)	(111)	41	14
Losses on derivative and hedging activities, net	(959)	(361)	(604)	(598)	166	243	(40)
Servicing revenue	381	405	440	(24)	(6)	(35)	(8)
Contingency revenue	333	330	294	3	1	36	12
Gains on debt repurchases	38	317	536	(279)	(88)	(219)	(41)
Other income	68	6	88	62	1,033	(82)	(93)

Total other income (loss)	(174)	1,022	1,333	(1,196)	(117)	(311)	(23)
Expenses:
Operating expenses	1,100	1,208	1,043	(108)	(9)	165	16
Goodwill and acquired intangible assets impairment and amortization expense	24	699	76	(675)	(97)	623	820
Restructuring expenses	9	85	10	(76)	(89)	75	750

Total expenses	1,133	1,992	1,129	(859)	(43)	863	76
Income from continuing operations, before income tax expense	927	1,090	808	(163)	(15)	282	35
Income tax expense	328	493	264	(165)	(33)	229	87

Net income from continuing operations	599	597	544	2	—	53	10
Income (loss) from discontinued operations, net of tax	33	(67)	(220)	100	149	153	(70)

Net income	632	530	324	102	19	206	64
Less: net loss attributable to noncontrolling interest	(1)	—	—	(1)	(100)	—	—

Net income attributable to SLM Corporation	633	530	324	103	19	206	64
Preferred stock dividends	18	72	146	(54)	(75)	(74)	(51)

Net income attributable to SLM Corporation common stock	$615	$458	$178	$157	34%	$280	157%

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.13	$1.08	$.85	$.05	5%	$.23	27%
Discontinued operations	.06	(.14)	(.47)	.20	143	.33	(70)

Total	$1.19	$.94	$.38	$.25	27%	$.56	147%

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.12	$1.08	$.85	$.04	4%	$.23	27%
Discontinued operations	.06	(.14)	(.47)	.20	143	.33	(70)

Total	$1.18	$.94	$.38	$.24	26%	$.56	147%

Dividends per common share	$.30	$—	$—	$.30	100%	$—	—%

Consolidated Earnings Summary — GAAP-basis

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

For the years ended December 31, 2011 and 2010, net income was $633 million, or $1.18 diluted earnings per common share, and $530 million, or $.94 diluted earnings per common share, respectively. The increase in net income for the year ended December 31, 2011 as compared with the prior year period was primarily due to $660 million of goodwill and intangible asset impairment charges, which were partially non-tax deductible, recorded in the year-ago period, a $124 million decrease in the provisions for loan losses, a $100 million increase in income from discontinued operations and $108 million of lower operating expenses. These improvements were partially offset by a $598 million increase in net losses on derivative and hedging activities, a $279 million decrease in gains on debt repurchases and a $360 million decrease in net gains on loans and investments.

The primary contributors to each component of net income for the current year compared with the year-ago period are as follows:

•	Net interest income increased by $50 million primarily from incremental net interest income earned on $25 billion of securitized FFELP loans acquired on December 31, 2010.

•

Provisions for loan losses decreased by $124 million, as the $124 million of additional provision related to the implementation of new accounting guidance for troubled debt restructurings (“TDRs”) in the third quarter of 2011 (see “Consumer Lending Segment — Private Education Loans Provision for Loan Losses and Charge-offs” for further discussion), was more than offset by overall improvements in credit quality and delinquency and charge-off trends.

•

Gains on loans and investments, net, declined $360 million as a result of a $321 million gain recognized in the fourth quarter of 2010 from the sale of FFELP Loans to ED as part of the ED’s Loan Purchase Commitment Program (the “Purchase Program”) which ended in 2010. Also, in 2011 we recorded $26 million of impairment on certain aircraft leases which were primarily related to leveraged lease investments with American Airlines, which filed for bankruptcy in the fourth quarter of 2011. 2011 also has a $9 million mark-to-market loss related to classifying our entire $12 million portfolio of non-U.S. dollar-denominated student loans as held-for-sale.

•

Net losses on derivatives and hedging activities increased by $598 million primarily due to interest rate and foreign currency fluctuations, affecting the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during the period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivatives and hedging activities may vary significantly in future periods.

•

Servicing revenue decreased by $24 million primarily due to the end of FFELP in 2010, thereby eliminating Guarantor issuance fees we earn on new FFELP Loans. Outstanding FFELP Loans on which we earn additional fees also declined.

•

Gains on debt repurchases decreased $279 million as we repurchased less debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Other income increased by $62 million primarily as a result of a $25 million gain from the termination and replacement of a credit card affiliation contract and $27 million from an increase in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by “losses on derivative and hedging activities, net” line item in the consolidated statements of income related to the derivatives used to economically hedge these debt investments.

•	Operating expenses decreased $108 million primarily as a result of our on-going cost savings initiative.

•

Goodwill and acquired intangible assets impairment and amortization expense declined $675 million compared with the prior year primarily due to the $660 million impairment recognized in the third quarter of 2010 in response to the passage of the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which resulted in the elimination of the FFELP and significantly reduced the future earnings for several of our reporting units.

•	Restructuring expenses decreased $76 million primarily as a result of the substantial completion of our plan for restructuring initiated in response to legislation ending FFELP in 2010.

•

The effective tax rates for the years ended December 31, 2011 and 2010 were 35 percent and 45 percent, respectively. The improvement in the effective tax rate was primarily driven by the impact of non-tax deductible goodwill impairments recorded in 2010.

•

Net income from discontinued operations for the year ended December 31, 2011 was $33 million compared with a net loss from discontinued operations of $67 million for the year ended December 31, 2010. The change was primarily driven by a $23 million after-tax gain realized from the sale of our Purchased Paper — Non-Mortgage portfolio in the third quarter of 2011 compared to $52 million of after-tax impairments recognized in 2010.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

For the years ended December 31, 2010 and 2009, net income was $530 million, or $.94 diluted earnings per common share, and $324 million, or $.38 diluted earnings per common share, respectively. The increase in net income for the year ended December 31, 2010, compared with the prior year was primarily due to a $1.5 billion increase in net interest income after provisions for loan losses and a $243 million decrease in net losses on derivative and hedging activities. These improvements were partially offset by a $660 million goodwill and intangible asset impairment charge in 2010, a $165 million increase in operating expenses, a $219 million decrease in gains on debt repurchases and a decrease in securitization servicing and Residual Interest revenue of $295 million.

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

•

Gains on loans and investments, net, increased $41 million from the prior year primarily related to the gains on sales of additional FFELP Loans to ED as part of ED’s Loan Purchase Commitment Program (the “Purchase Program”). These gains will not occur in the future as the Purchase Program ended in 2010.

•

Losses on derivatives and hedging activities, net, declined by $243 million in 2010 compared with 2009, primarily due to interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during the period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivatives and hedging activities may vary significantly in future periods.

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

•

Goodwill and intangible asset impairment and amortization increased $623 million for the year ended December 31, 2010, primarily due to the $660 million of impairment recognized as a result of the passage of HCERA and its negative effects on the anticipated cash flows for certain of our reporting units and the reduced market values of these units. The amortization of acquired intangibles for continuing operations and for discontinued operations each remained relatively unchanged for the years ended December 31, 2010 and 2009, respectively. For additional discussion regarding the impairment of goodwill and intangible assets see “Note 5 — Goodwill and Acquired Intangible Assets.”

•

Restructuring expenses increased $69 million in the year ended December 31, 2010, which is a result of a $75 million increase in restructuring expenses in continuing operations partially offset by a $6 million decrease in restructuring expenses attributable to discontinued operations. The following details our ongoing restructuring efforts:

•

On March 30, 2010, President Obama signed into law H.R. 4872, HCERA, which included the SAFRA Act. Effective July 1, 2010, this legislation eliminated FFELP and requires all new federal loans to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP Loans. We have and will continue to restructure our operations in response to this change in law which has and will continue to result in a significant reduction of operating costs due to the elimination of positions and facilities associated with the origination of FFELP Loans. Restructuring expenses associated with continuing operations under this restructuring plan were $83 million for the year ended December 31, 2010. We expect to incur an estimated $10 million of additional restructuring expenses.

•

In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, we also initiated a restructuring plan in the fourth quarter of 2007. Under this ongoing plan, restructuring expenses associated with continuing operations of $2 million and $10 million were recognized in the years ended December 31, 2010 and 2009, respectively. This restructuring plan was essentially completed in the fourth quarter of 2009.

•

Income tax expense from continuing operations increased $229 million for the year ended December 31, 2010 as compared with the prior year. The effective tax rates for fiscal years 2010 and 2009 were 45 percent and 33 percent, respectively. The change in the effective tax rate was primarily driven by the impact of non-deductible goodwill impairments recorded in 2010 and state tax rate changes recorded in both periods.

•

Net loss from discontinued operations in the year ended December 31, 2010 was $67 million compared with a net loss from discontinued operations of $220 million for the year ended December 31, 2009. In the fourth quarter of 2009, we sold our Purchased Paper — Mortgage/Properties business for $280 million which resulted in an after-tax loss of $95 million. As a result of this sale, the results of operations of this business were presented in discontinued operations in the fourth quarter of 2009. In the fourth quarter of 2010, we began actively marketing our Purchased Paper — Non Mortgage business for sale and began presenting its results in discontinued operations. We recorded an after-tax loss of $52 million from discontinued operations in the fourth quarter of 2010, primarily due to adjusting the value of this business to its estimated fair value. We sold our Purchased Paper — Non-Mortgage business in the third quarter of 2011. Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods. The additional losses for both years that are more than the losses discussed above relate to ongoing impairment recorded as a result of the weakened economy’s effect on our ability to collect the receivables.

“Core Earnings” — Definition and Limitations

We prepare financial statements in accordance with GAAP. However, we also evaluate our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings”. We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we internally review when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments. For additional information, see “Note 16 — Segment Reporting.”

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The three items adjusted for in our “Core Earnings” presentations are (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness (2) the accounting for goodwill and acquired intangible assets and (3) the off-balance sheet treatment of certain securitization transactions.

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

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 16 — Segment Reporting.”

	Year Ended December 31, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,429	$—	$2,914	$—	$—	$5,343	$547	$5,890
Other loans	—	—	—	21	—	21	—	21
Cash and investments	9	11	5	5	(11)	19	—	19

Total interest income	2,438	11	2,919	26	(11)	5,383	547	5,930
Total interest expense	804	—	1,472	54	(11)	2,319	82	2,401

Net interest income	1,634	11	1,447	(28)	—	3,064	465	3,529
Less: provisions for loan losses	1,179	—	86	30	—	1,295	—	1,295

Net interest income after provisions for loan losses	455	11	1,361	(58)	—	1,769	465	2,234
Servicing revenue	64	970	85	1	(739)	381	—	381
Contingency revenue	—	333	—	—	—	333	—	333
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income (loss)	(9)	70	1	(9)	—	53	(979)	(926)

Total other income (loss)	55	1,373	86	56	(739)	831	(1,005)	(174)
Expenses:
Direct operating expenses	304	482	760	12	(739)	819	—	819
Overhead expenses	—	—	—	281	—	281	—	281

Operating expenses	304	482	760	293	(739)	1,100	—	1,100
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	24	24
Restructuring expenses	3	3	1	2	—	9	—	9

Total expenses	307	485	761	295	(739)	1,109	24	1,133

Income (loss) from continuing operations, before income tax expense (benefit)	203	899	686	(297)	—	1,491	(564)	927
Income tax expense (benefit)(3)	75	330	252	(109)	—	548	(220)	328

Net income (loss) from continuing operations	128	569	434	(188)	—	943	(344)	599
Income from discontinued operations, net of taxes	—	—	—	33	—	33	—	33

Net income (loss)	128	569	434	(155)	—	976	(344)	632
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	(1)

Net income (loss) attributable to SLM Corporation	$128	$570	$434	$(155)	$—	$977	$(344)	$633

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$465	$—	$465
Total other loss	(1,005)	—	(1,005)
Goodwill and acquired intangible assets impairment and amortization	—	24	24

Total “Core Earnings” adjustments to GAAP	$(540)	$(24)	(564)

Income tax benefit			(220)

Net loss			$(344)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2010
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,353	$—	$2,766	$—	$—	$5,119	$579	$5,698
Other loans	—	—	—	30	—	30	—	30
Cash and investments	14	17	9	3	(17)	26	—	26

Total interest income	2,367	17	2,775	33	(17)	5,175	579	5,754
Total interest expense	758	—	1,407	45	(17)	2,193	82	2,275

Net interest income (loss)	1,609	17	1,368	(12)	—	2,982	497	3,479
Less: provisions for loan losses	1,298	—	98	23	—	1,419	—	1,419

Net interest income (loss) after provisions for loan losses	311	17	1,270	(35)	—	1,563	497	2,060
Servicing revenue	72	912	68	1	(648)	405	—	405
Contingency revenue	—	330	—	—	—	330	—	330
Gains on debt repurchases	—	—	—	317	—	317	—	317
Other income (loss)	—	51	320	13	—	384	(414)	(30)

Total other income	72	1,293	388	331	(648)	1,436	(414)	1,022
Expenses:
Direct operating expenses	350	500	736	12	(648)	950	—	950
Overhead expenses	—	—	—	258	—	258	—	258

Operating expenses	350	500	736	270	(648)	1,208	—	1,208
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	699	699
Restructuring expenses	12	7	54	12	—	85	—	85

Total expenses	362	507	790	282	(648)	1,293	699	1,992

Income from continuing operations, before income tax expense	21	803	868	14	—	1,706	(616)	1,090
Income tax expense(3)	8	288	311	4	—	611	(118)	493

Net income from continuing operations	13	515	557	10	—	1,095	(498)	597
Loss from discontinued operations, net of taxes	—	—	—	(67)	—	(67)	—	(67)

Net income (loss)	$13	$515	$557	$(57)	$—	$1,028	$(498)	$530

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2010
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$497	$—	$497
Total other loss	(414)	—	(414)
Goodwill and acquired intangible assets impairment and amortization	—	699	699

Total “Core Earnings” adjustments to GAAP	$83	$(699)	(616)

Income tax benefit			(118)

Net loss			$(498)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended December 31, 2009
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,254	$—	$3,252	$—	$—	$5,506	$(830)	$4,676
Other loans	—	—	—	56	—	56	—	56
Cash and investments	13	20	26	(10)	(20)	29	(3)	26

Total interest income	2,267	20	3,278	46	(20)	5,591	(833)	4,758
Total interest expense	721	—	2,238	66	(20)	3,005	30	3,035

Net interest income (loss)	1,546	20	1,040	(20)	—	2,586	(863)	1,723
Less: provisions for loan losses	1,399	—	119	46	—	1,564	(445)	1,119

Net interest income (loss) after provisions for loan losses	147	20	921	(66)	—	1,022	(418)	604
Servicing revenue	70	954	75	—	(659)	440	—	440
Contingency revenue	—	294	—	—	—	294	—	294
Gains on debt repurchases	—	—	—	536	—	536	—	536
Other income	—	55	292	1	—	348	(285)	63

Total other income	70	1,303	367	537	(659)	1,618	(285)	1,333
Expenses:
Direct operating expenses	265	440	754	6	(659)	806	—	806
Overhead expenses	—	—	—	237	—	237	—	237

Operating expenses	265	440	754	243	(659)	1,043	—	1,043
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	76	76
Restructuring expenses	2	2	8	(2)	—	10	—	10

Total expenses	267	442	762	241	(659)	1, 053	76	1,129

Income (loss) from continuing operations, before income tax expense (benefit)	(50)	881	526	230	—	1,587	(779)	808
Income tax expense (benefit)(3)	(18)	311	186	81	—	560	(296)	264

Net income (loss) from continuing operations	(32)	570	340	149	—	1,027	(483)	544
Loss from discontinued operations, net of taxes	—	—	—	(220)	—	(220)	—	(220)

Net income (loss)	$(32)	$570	$340	$(71)	$—	$807	$(483)	$324

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2009
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Net Impact of Securitization Accounting	Total
Net interest income (loss)	$78	$—	$(941)	$(863)
Less: provisions for loan losses	—	—	(445)	(445)

Net interest income (loss) after provisions for loan losses	78	—	(496)	(418)
Total other income (loss)	(580)	—	295	(285)

Goodwill and acquired intangible assets impairment and amortization	—	76	—	76

Total “Core Earnings” adjustments to GAAP	$(502)	$(76)	$(201)	(779)

Income tax benefit				(296)

Net loss				$(483)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Differences between “Core Earnings” and GAAP

The three adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness (2) the accounting for goodwill and acquired intangible assets and (3) the off-balance sheet treatment of certain securitization transactions. The following table reflects aggregate adjustments associated with these areas.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$(540)	$83	$(502)
Net impact of goodwill and acquired intangibles	(24)	(699)	(76)
Net impact of securitization accounting	—	—	(201)
Net income tax effect	220	118	296

Total “Core Earnings” adjustments to GAAP	$(344)	$(498)	$(483)

1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP. To a lesser extent, these periodic unrealized gains and losses are also a result of ineffectiveness recognized related to effective hedges. These unrealized gains and losses occur in our Consumer Lending, FFELP Loans and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

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

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term and the interest rate index of the Floor Income Contract is different than that of the student loans. Under derivatives accounting treatment, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Therefore, for purposes of “Core Earnings”, we have removed the unrealized gains and losses related to these contracts and added back the amortization of the net premiums received on the Floor Income Contracts. The amortization of the net premiums received on the Floor Income Contracts for “Core Earnings” is reflected in student loan interest income. Under GAAP accounting, the premium received on the Floor Income Contracts is recorded as revenue in the “gains (losses) on derivatives and hedging activities, net” line item by the end of the contracts’ life.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting on our net income.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(959)	$(361)	$(604)
Plus: Realized losses on derivative and hedging activities, net(1)	806	815	322

Unrealized gains (losses) on derivative and hedging activities, net	(153)	454	(282)
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(355)	(317)	(197)
Other pre-change in derivatives accounting adjustments	(32)	(54)	(23)

Total net impact derivative accounting(2)	$(540)	$83	$(502)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

Derivative accounting requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our “Core Earnings” presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense. The table below summarizes the realized losses on derivative and hedging activities and the associated reclassification on a “Core Earnings” basis.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(902)	$(888)	$(717)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	71	69	412
Foreign exchange derivatives gains/(losses) reclassified to other income	—	—	(15)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	25	4	(2)

Total reclassifications of realized (gains) losses on derivative and hedging activities	(806)	(815)	(322)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(153)	454	(282)

Gains (losses) on derivative and hedging activities, net	$(959)	$(361)	$(604)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Floor Income Contracts	$(267)	$156	$483
Basis swaps	104	341	(413)
Foreign currency hedges	(32)	(83)	(255)
Other	42	40	(97)

Total unrealized gains (losses) on derivative and hedging activities, net	$(153)	$454	$(282)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of December 31, 2011, derivative accounting has reduced GAAP equity by approximately $1.0 billion as a result of approximately $1.0 billion (after-tax) of cumulative net unrealized net losses recognized for GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized net losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Beginning impact of derivative accounting on GAAP equity	$(676)	$(737)	$(452)
Net impact of net unrealized gains/(losses) under derivative accounting	(301)	61	(285)

Ending impact of derivative accounting on GAAP equity	$(977)	$(676)	$(737)

In addition, net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods and are presented below net of tax. As of December 31, 2011, the remaining amortization term of the net floor premiums was approximately 4.5 years.

(Dollars in millions)	December 31, 2011	December 31, 2010	December 31, 2009
Unamortized net Floor premiums (net of tax)	$(772)	$(363)	$(421)

2) Goodwill and Acquired Intangibles: Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
“Core Earnings” goodwill and acquired intangibles adjustments:
Goodwill and intangible impairment of acquired intangibles from continuing operations	$—	$(660)	$(36)
Goodwill and intangible impairment of acquired intangibles from discontinued operations, net of tax	—	—	(1)
Amortization of acquired intangibles from continuing operations	(24)	(39)	(38)
Amortization of acquired intangibles from discontinued operations, net of tax	—	—	(1)

Total “Core Earnings” goodwill and acquired intangibles adjustments(1)	$(24)	$(699)	$(76)

(1)	Negative amounts are subtracted from “Core Earnings” to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

3) Securitization Accounting: On January 1, 2010, we adopted the new consolidation accounting guidance which consolidated our off-balance sheet securitization trusts. As a result, from 2010 forward, there is no longer a difference between our GAAP and “Core Earnings” presentation for securitization accounting. (See “Note 2 — Significant Accounting Policies” for further detail). Prior to the adoption of the new consolidation accounting guidance on January 1, 2010, certain securitization transactions in our FFELP Loans and Consumer Lending business segments were accounted for as sales of assets. Under “Core Earnings” for the FFELP Loans and Consumer Lending business segments, we present all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “securitization servicing and Residual Interest revenue (loss)” presented in accordance with GAAP, were excluded from “Core Earnings” and were replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. The additional net interest margin included in “Core Earnings” contained any related fees or costs such as Consolidation Loan Rebate Fees, premium and discount amortization as well as any Repayment Borrower Benefit yield adjustments. We also excluded transactions with our off-balance sheet trusts from “Core Earnings” as they were considered intercompany transactions on a “Core Earnings” basis. While we believe that our “Core Earnings” presentation presents the economic substance of results from our loan portfolios, when compared to GAAP results, it understates earnings volatility from securitization gains, securitization servicing income and Residual Interest income.

The following table summarizes “Core Earnings” securitization adjustments for the Consumer Lending and FFELP Loans business segments for the year ended December 31, 2009.

Year Ended December 31,
(Dollars in millions)	2009
“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(942)
Provisions for loan losses	445

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(497)
Intercompany transactions with off-balance sheet trusts	1

Net interest income on securitized loans, after provisions for loan losses	(496)
Securitization servicing and Residual Interest revenue	295

Total “Core Earnings” securitization adjustments(1)	$(201)

(1)	Negative amounts are subtracted from “Core Earnings” to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
“Core Earnings” interest income:
Private Education Loans	$2,429	$2,353	$2,254	3%	4%
Cash and investments	9	14	13	(36)	8

Total “Core Earnings” interest income	2,438	2,367	2,267	3	4
Total “Core Earnings” interest expense	804	758	721	6	5

Net “Core Earnings” interest income	1,634	1,609	1,546	2	4
Less: provisions for loan losses	1,179	1,298	1,399	(9)	(7)

Net “Core Earnings” interest income after provisions for loan losses	455	311	147	46	112
Servicing revenue	64	72	70	(11)	3
Other income (loss)	(9)	—	—	(100)	—

Total income	55	72	70	(24)	3
Direct operating expenses	304	350	265	(13)	32
Restructuring expenses	3	12	2	(75)	500

Total expenses	307	362	267	(15)	36

Income (loss) before income tax expense (benefit)	203	21	(50)	867	142
Income tax expense (benefit)	75	8	(18)	838	144

“Core Earnings” (loss)	$128	$13	$(32)	885%	(141)%

“Core Earnings” were $128 million in 2011, compared with “Core Earnings” of $13 million in 2010. This increase was primarily the result of lower provision for loan losses and operating expenses.

Highlights compared to 2010 included:

•	Loan originations increased to $2.7 billion, up 19 percent from $2.3 billion.

•	The portfolio, net of loan loss allowance, totaled $36.3 billion at December 31, 2011, compared with $35.7 billion at December 31, 2010.

•	Net interest margin, before loan loss provision, improved to 4.1 percent, up from 3.9 percent.

•	Delinquencies of 90 days or more (as a percentage of loans in repayment) improved to 4.9 percent, compared with 5.3 percent.

•	The annual charge-off rate (as a percentage of loans in repayment) improved to 3.7 percent, compared with 5.0 percent.

Consumer Lending Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provision for loan losses.

	Years Ended December 31,
	2011	2010	2009
“Core Earnings” basis Private Education student loan yield	6.34%	6.15%	5.99%
Discount amortization	.23	.29	.26

“Core Earnings” basis Private Education Loan net yield	6.57	6.44	6.25
“Core Earnings” basis Private Education Loan cost of funds	(1.99)	(1.79)	(1.78)

“Core Earnings” basis Private Education Loan spread	4.58	4.65	4.47
“Core Earnings” basis other asset spread impact	(.49)	(.80)	(.62)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.09%	3.85%	3.85%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.09%	3.85%	3.85%
Adjustment for GAAP accounting treatment	(.08)	.02	(.16)

GAAP-basis Consumer Lending net interest margin(1)	4.01%	3.87%	3.69%

(1)	The average balances of our Consumer Lending “Core Earnings” basis interest-earning assets for the respective periods are:

(Dollars in millions)
Private Education Loans	$36,955	$36,534	$36,046
Other interest-earning assets	3,015	5,204	4,072

Total Consumer Lending “Core Earnings” basis interest-earning assets	$39,970	$41,738	$40,118

The increase in the “Core Earnings” basis Consumer Lending net interest margin for 2011 over the prior year was primarily due to the decline in the average balance of our other asset portfolio. The size of the other asset portfolio, which is primarily securitization trust restricted cash and cash held at the Bank, has decreased significantly. This other asset portfolio earns a negative yield and as a result, when its relative weighting decreases compared to the Private Education Loan portfolio, the overall net interest margin increases.

Private Education Loans Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loans provisions for loan losses and charge-offs on both a GAAP-basis and a “Core Earnings” basis.

	Years Ended December 31,
(Dollars in millions)	2011(1)	2010	2009
Private Education Loan provision for loan losses, GAAP	$1,179	$1,298	$967
Private Education Loan provision for loan losses, “Core Earnings” basis	$1,179	$1,298	$1,399

Private Education Loan charge-offs, GAAP	$1,072	$1,291	$876
Private Education Loan charge-offs, “Core Earnings” basis	$1,072	$1,291	$1,299

(1)

We recorded an additional $124 million of provision for Private Education Loan losses in the third quarter of 2011 in connection with adopting new accounting rules related to troubled debt restructurings (“TDRs”). For a complete discussion of the effect of these new rules on our provision for Private Education Loan losses, see “Critical Accounting Policies and Estimates —Allowance for Loan Losses”.

In establishing the allowance for Private Education Loan losses as of December 31, 2011, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improving credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates, as well as a more seasoned portfolio compared with the previous year. The delinquency rate has declined to 10.1 percent from 10.6 percent and the charge-off rate has declined to 3.7 percent from 5.0 percent compared with the previous year.

Apart from these overall improvements in credit quality, delinquency and charge-off trends, Private Education Loans which defaulted between 2008 and 2011 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. We have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. Differences in actual future recoveries on these defaulted loans could affect our receivable for partially charged-off Private Education Loans. In the third quarter of 2011, we increased our provision for Private Education Loan losses for the quarter in the amount of $143 million to reflect these uncertainties. Continuing historically high unemployment rates may negatively affect future Private Education Loan default and recovery expectations over our estimated two-year loss confirmation period. Consequently, we have also given consideration to these factors in projecting charge-offs for this period and establishing our allowance for Private Education Loan losses. We will continue to monitor defaults and recoveries in light of the continuing weak economy and high unemployment rates. For a more detailed discussion of our policy for determining the collectability of Private Education Loan and maintaining our allowance for Private Education Loan losses, see “Critical Accounting Policies and Estimates—Allowance for Loan Losses.”

Servicing Revenue and Other Income — Consumer Lending Segment

Servicing revenue for our Consumer Lending segment primarily includes late fees and forbearance fees. For the years ended December 31, 2011, 2010 and 2009, servicing revenue for our Consumer Lending segment totaled $64 million, $72 million and $70 million, respectively. Included in other income for the year ended December 31, 2011 was a $9 million mark-to-market loss related to classifying our entire $12 million portfolio of non-U.S. dollar-denominated student loans as held-for-sale.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. For the years ended December 31, 2011, 2010 and 2009, operating expenses for our Consumer Lending segment totaled $304 million, $350 million and $265 million, respectively.

2011 versus 2010

The decrease in operating expenses in the year ended December 31, 2011 compared with the year-ago period was primarily the result of our cost cutting initiatives. Operating expenses, excluding restructuring-related asset impairments, were 82 basis points and 96 basis points of average Private Education Loans in the years ended December 31, 2011 and 2010, respectively.

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

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest income after provision	$11	$17	$20	(35)%	(15)%
Servicing revenue:
Intercompany loan servicing	739	648	659	14	(2)
Third-party loan servicing	82	77	53	6	45
Guarantor servicing	52	93	152	(44)	(39)
Other servicing	97	94	90	3	4

Total servicing revenue	970	912	954	6	(4)
Contingency revenue	333	330	294	1	12
Other Business Services revenue	70	51	55	37	(7)

Total other income	1,373	1,293	1,303	6	(1)

Direct operating expenses	482	500	440	(4)	14
Restructuring expenses	3	7	2	(57)	250

Total expenses	485	507	442	(4)	15

Income from continuing operations, before income tax expense	899	803	881	12	(9)
Income tax expense	330	288	311	15	(7)

“Core Earnings”	569	515	570	10	(10)
Less: net loss attributable to noncontrolling interest	(1)	—	—	(100)	—

“Core Earnings” attributable to SLM Corporation	$570	$515	$570	11%	(10)%

“Core Earnings” were $570 million for the year ended December 31, 2011, compared to $515 million in the year-ago period. The improvement was primarily driven by the acquisition of existing FFELP Loans from other lenders, including $25 billion acquired in the fourth quarter of 2010.

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $141 billion, $128 billion and $135 billion for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in intercompany loan servicing revenue from the year-ago periods is primarily the result of the acquisition of an existing $25 billion FFELP Loan portfolio on December 31, 2010 partially offset by amortization of the underlying portfolio and FFELP Loans sold to ED as part of ED’s Purchase Program in 2010.

We are servicing approximately 3.6 million accounts under the ED Servicing Contract as of December 31, 2011. Third-party loan servicing fees in the years ended December 31, 2011 and 2010 included $63 million and $44 million, respectively, of servicing revenue related to the ED Servicing Contract. Our allocation of loans awarded for servicing under the ED contract increased from 22 percent to 26 percent for the contract year ending August 2012. The increase was driven primarily by our top ranking for default prevention performance results.

The decrease in Guarantor servicing revenue compared with the year-ago periods was primarily due to the elimination of FFELP in 2010, thereby eliminating any new Guarantor issuance fees we could earn. Outstanding FFELP Loans on which we earn additional fees also declined.

Other servicing revenue includes account asset servicing revenue and Campus Solutions revenue. Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services and administration services for our various 529 college-savings plans. Assets under administration in our 529 college savings plans totaled $37.5 billion as of December 31, 2011, a 9 percent increase from 2010. Campus Solutions revenue is earned from our Campus Solutions business whose services include comprehensive transaction processing solutions and associated technology that we provide to college financial aid offices and students to streamline the financial aid process.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others. We expect the inventory of contingent collections receivables to decline over time as a result of the elimination of FFELP.

	December 31,
(Dollars in millions)	2011	2010	2009
Contingency:
Student loans	$11,553	$10,362	$8,762
Other	2,017	1,730	1,262

Total	$13,570	$12,092	$10,024

Other Business Services revenue is primarily transaction fees that are earned in conjunction with our rewards program from participating companies based on member purchase activity, either online or in stores, depending on the contractual arrangement with the participating company. Typically, a percentage of the purchase price of the consumer members’ eligible purchases with participating companies is set aside in an account maintained by us on behalf of our members. In fourth quarter 2011, we terminated our credit card affiliation program with a third-party bank and concurrently entered into an affiliation program with a new bank. In terminating the old program we recognized a $25 million gain which primarily represented prior cash advances we received that were previously recorded as deferred revenue.

Revenues related to services performed on FFELP Loans accounted for 76 percent, 78 percent and 79 percent of total segment revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2011, we launched Sallie Mae Insurance Services, which offers directly to college students and higher education institutions tuition, renters’ and student health insurance. We also include a Tuition Insurance Benefit with our Smart Option Student Loan.

On September 1, 2011, we acquired SC Services & Associates, Inc., a provider of collections services to local governments and courts. This acquisition enhances and complements our other contingency collection businesses.

Operating Expenses — Business Services Segment

For the years ended December 31, 2011, 2010 and 2009, operating expenses for the Business Services segment totaled $482 million, $500 million and $440 million, respectively.

2011 versus 2010

Operating expenses for 2011 decreased from 2010, primarily as a result of our cost cutting initiatives. Included in operating expenses for the year ended December 31, 2011 is approximately $33 million in third-party servicing costs associated with our acquisition of $25 billion of existing FFELP Loans at the end of 2010. During third-quarter 2011, we began transitioning these loans to our own servicing platform and completed the transfer in October 2011. With the portfolio fully transitioned, the servicing costs associated with these loans will be significantly less in 2012.

2010 versus 2009

Operating expenses increased $60 million from 2009 to 2010 primarily due to higher technology and other expenses related to preparation for higher volumes for the ED Servicing Contract as well as an increase in legal contingency expenses.

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
“Core Earnings” interest income:
FFELP Loans	$2,914	$2,766	$3,252	5%	(15)%
Cash and investments	5	9	26	(44)	(65)

Total “Core Earnings” interest income	2,919	2,775	3,278	5	(15)
Total “Core Earnings” interest expense	1,472	1,407	2,238	5	(37)

Net “Core Earnings” interest income	1,447	1,368	1,040	6	32
Less: provisions for loan losses	86	98	119	(12)	(18)

Net “Core Earnings” interest income after provisions for loan losses	1,361	1,270	921	7	38

Servicing revenue	85	68	75	25	(9)
Other income	1	320	292	(100)	10

Total other income	86	388	367	(78)	6

Direct operating expenses	760	736	754	3	(2)
Restructuring expenses	1	54	8	(98)	575

Total expenses	761	790	762	(4)	4

Income from continuing operations, before income tax expense	686	868	526	(21)	65
Income tax expense	252	311	186	(19)	67

“Core Earnings”	$434	$557	$340	(22)%	64%

“Core Earnings” from the FFELP Loans segment were $434 million in fiscal year 2011, compared with $557 million in the year-ago period. The prior year had a $321 million gain from the sale of loans. Key financial measures include:

•	Net interest margin of .98 percent in the year ended December 31, 2011 compared with .93 percent in the year-ago period.

•	The provision for loan losses of $86 million in the year ended December 31, 2011 decreased from $98 million in the year-ago period.

FFELP Loans Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with reconciliation to the GAAP-basis FFELP Loans net interest margin.

	Years Ended December 31,
	2011	2010	2009
“Core Earnings” basis FFELP student loan yield	2.59%	2.57%	2.68%
Hedged Floor Income	.25	.23	.14
Unhedged Floor Income	.12	.02	.22
Consolidation Loan Rebate Fees	(.65)	(.59)	(.59)
Repayment Borrower Benefits	(.12)	(.10)	(.11)
Premium amortization	(.15)	(.18)	(.17)

“Core Earnings” basis FFELP student loan net yield	2.04	1.95	2.17
“Core Earnings” basis FFELP student loan cost of funds	(.98)	(.93)	(1.44)

“Core Earnings” basis FFELP student loan spread	1.06	1.02	.73
“Core Earnings” basis FFELP other asset spread impact	(.08)	(.09)	(.06)

“Core Earnings” basis FFELP Loans net interest margin(1)	.98%	.93%	.67%

“Core Earnings” basis FFELP Loans net interest margin(1)	.98%	.93%	.67%
Adjustment for GAAP accounting treatment	.34	.33	(.08)

GAAP-basis FFELP Loans net interest margin	1.32%	1.26%	.59%

(1)	The average balances of our FFELP “Core Earnings” basis interest-earning assets for the respective periods are:

(Dollars in millions)
FFELP Loans	$143,109	$142,043	$150,059
Other interest-earning assets	5,194	5,562	5,126

Total FFELP “Core Earnings” basis interest-earning assets	$148,303	$147,605	$155,185

The increase in the “Core Earnings” basis FFELP Loans net interest margin of 5 basis points for 2011 compared with 2010 was primarily the result of an increase in Floor Income due to lower interest rates.

The “Core Earnings” basis FFELP Loans net interest margin for 2010 increased by 26 basis points from 2009. This was primarily the result of a significant reduction in the cost of our ABCP Facility, a 24 basis point improvement in the CP/LIBOR Spread and a significantly higher margin on the loans within the ED’s Loan Participation Purchase Program (the “Participation Program”) facility compared with the prior year.

As of December 31, 2011, our FFELP Loan portfolio totaled approximately $138.1 billion, comprised of $50.4 billion of FFELP Stafford and $87.7 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 5.0 years and 9.2 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 5 percent and 3 percent, respectively.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments (“SAP”) are calculated for FFELP Loans first disbursed on or after January 1, 2000. The law allows holders to elect to move the index from the Commercial Paper (“CP”) Rate to the one-month LIBOR rate. Such elections must be made by April 1, 2012. As of December 31, 2011, we had $130 billion of loans where we intend to elect the change. This change will help us to better match lender payments with our financing costs. We currently expect the new formula to be developed and available for use in the second quarter of 2012.

During the fourth-quarter 2011, the Administration announced a Special Direct Consolidation Loan Initiative. The initiative provides an incentive to borrowers who have at least one student loan owned by the Department of Education and at least one held by a FFELP lender to consolidate the FFELP lender’s loans into the Direct Loan program by providing a 0.25 percentage point interest rate reduction on the FFELP loans that are eligible for consolidation. The program is available from January 17, 2012 through June 30, 2012. We currently do not foresee the initiative having a significant impact on our FFELP segment.

On December 31, 2010, we closed on our agreement to purchase an interest in $26.1 billion of securitized federal student loans and related assets from the Student Loan Corporation (“SLC”), a subsidiary of Citibank, N.A. The purchase price was approximately $1.1 billion and included the residual interest in 13 of SLC’s 14 FFELP loan securitizations and its interest in SLC Funding Note Issuer. We service these assets and administer the securitization trusts. Because we have determined that we are the primary beneficiary of these trusts we have consolidated these trusts onto our balance sheet.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2011 and 2010, based on interest rates as of those dates.

	December 31, 2011			December 31, 2010
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$118.3	$17.7	$136.0	$124.5	$21.0	$145.5
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(62.7)	(1.2)	(63.9)	(66.1)	(1.3)	(67.4)
Less: economically hedged Floor Income Contracts	(41.5)	—	(41.5)	(39.2)	—	(39.2)

Student loans eligible to earn Floor Income	$14.1	$16.5	$30.6	$19.2	$19.7	$38.9

Student loans earning Floor Income	$14.1	$2.3	$16.4	$19.2	$1.3	$20.5

We have sold the above referenced Floor Income contracts to economically hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through the sale of Floor Income Contracts for the period January 1, 2012 to June 30, 2016. The Floor Income Contracts related to these loans do not qualify as effective hedges under GAAP accounting.

	Years Ended December 31,
(Dollars in billions)	2012	2013	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$38.3	$32.6	$28.3	$27.2	$10.4

FFELP Loans Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs on both a GAAP-basis and a “Core Earnings” basis.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
FFELP Loan provision for loan losses, GAAP	$86	$98	$106
FFELP Loan provision for loan losses, “Core Earnings” basis	$86	$98	$119

FFELP Loan charge-offs, GAAP	$78	$87	$79
FFELP Loan charge-offs, “Core Earnings” basis	$78	$87	$94

Servicing Revenue and Other Income — FFELP Loans Segment

The following table summarizes the components of “Core Earnings” other income for our FFELP Loans segment.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Servicing revenue	$85	$68	$75
Gains on loans and investments, net	—	325	284
Other	1	(5)	8

Total other income, net	$86	$388	$367

Servicing revenue for our FFELP Loans segment primarily consists of borrower late fees.

The gains on loans and investments in 2010 and 2009 related primarily to the sale of $20.4 billion and $18.5 billion loans, respectively, of FFELP Loans to ED as part of the ED Purchase Program.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged from the Business Services segment and included in those amounts was $739 million, $648 million and $659 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts exceed the actual cost of servicing the loans.

2011 versus 2010

The increase in operating expenses from the prior year was primarily the result of the increase in servicing costs related to the $25 billion loan portfolio acquisition on December 31, 2010. Operating expenses, excluding restructuring-related asset impairments, were 53 basis points and 51 basis points of average FFELP Loans in the years ended December 31, 2011 and 2010, respectively.

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

Other Segment

The Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment. These are the Purchased Paper businesses and mortgage and other loan businesses. The Other segment includes our remaining businesses that do not pertain directly to the primary segments identified above. Overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology costs related to infrastructure and operations.

The following table includes “Core Earnings” results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net interest loss after provision	$(58)	$(35)	$(66)	66%	(47)%
Gains on debt repurchases	64	317	536	(80)	(41)
Other	(8)	14	1	(157)	1,300

Total income	56	331	537	(83)	(38)

Direct operating expenses	13	12	6	8	100
Overhead expenses:
Corporate overhead	163	128	138	27	(7)
Unallocated information technology costs	117	130	99	(10)	31

Total overhead expenses	280	258	237	9	9

Total operating expenses	293	270	243	9	11
Restructuring expenses	2	12	(2)	(83)	700

Total expenses	295	282	241	5	17

Income (loss) from continuing operations, before income tax expense (benefit)	(297)	14	230	(2,221)	(94)
Income tax expense (benefit)	(109)	4	81	(2,825)	(95)

Net income (loss) from continuing operations	(188)	10	149	(1,980)	(93)
Income (loss) from discontinued operations, net of tax	33	(67)	(220)	149	(70)

“Core Earnings” net loss	$(155)	$(57)	$(71)	172%	(20)%

Purchased Paper Business

Our Purchased Paper businesses are presented as discontinued operations for the current and prior periods (see “Consolidated Earnings Summary — GAAP-basis” for a further discussion). We sold our Purchased Paper — Non-Mortgage business, resulting in a $23 million after-tax gain, in the third quarter of 2011.

Gains on Debt Repurchases

We began repurchasing our outstanding debt in the second quarter of 2008. We repurchased $894 million, $4.9 billion and $3.4 billion face amount of our senior unsecured notes in 2011, 2010 and 2009, respectively. Since the second quarter of 2008, we repurchased $11.1 billion face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2008 to 2016.

Other Income

2011 had $26 million of impairment recorded related to our investments in leveraged leases. The impairment was primarily related to American Airlines filing for bankruptcy in the fourth quarter of 2011. As a result of their bankruptcy filing we fully impaired our related leveraged lease investments. We also have $13 million in operating leases at December 31, 2011 with American Airlines which we have determined are not impaired. As of December 31, 2011, our total remaining investment in airline leases is $40 million.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

2011 versus 2010

The increase in overhead from 2010 to 2011 was primarily the result of a change in the terms of our stock-based compensation plans, additional expense related to the termination of our defined benefit pension plan, and restructuring-related consulting expenses incurred in the first half of 2011. In the first quarter of 2011, we changed our stock-based compensation plans so that retirement eligible employees would not forfeit unvested stock-based compensation upon their retirement. This change had the effect of accelerating the future stock-based compensation expenses associated with these unvested stock grants into the current period for those retirement-eligible employees. We also recognized $16 million of additional expense in 2011 related to the termination of our defined benefit pension plan due to changes in estimates related to the employee termination benefits as well as changes in interest rates.

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

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2011		2010		2009
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$143,109	2.42%	$142,043	2.36%	$128,538	2.41%
Private Education Loans	36,955	6.57	36,534	6.44	23,154	6.83
Other loans	233	9.16	323	9.20	561	9.98
Cash and investments	10,636	.18	12,729	.20	11,046	.24

Total interest-earning assets	190,933	3.11%	191,629	3.00%	163,299	2.91%

Non-interest-earning assets	5,308		5,931		8,693

Total assets	$196,241		$197,560		$171,992

Average Liabilities and Equity
Short-term borrowings	$31,413	.89%	$38,634	.86%	$44,485	1.84%
Long-term borrowings	156,151	1.36	150,768	1.29	118,699	1.87

Total interest-bearing liabilities	187,564	1.28%	189,402	1.20%	163,184	1.86%

Non-interest-bearing liabilities	3,679		3,280		3,719
Equity	4,998		4,878		5,089

Total liabilities and equity	$196,241		$197,560		$171,992

Net interest margin		1.85%		1.82%		1.05%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
2011 vs. 2010
Interest income	$176	$197	$(21)
Interest expense	126	149	(23)

Net interest income	$50	$63	$(13)

2010 vs. 2009
Interest income	$996	$149	$847
Interest expense	(760)	(1,194)	434

Net interest income	$1,756	$1,416	$340

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$3,100	$—	$3,100	$2,263	$5,363
Grace, repayment and other(2)	46,618	86,925	133,543	35,830	169,373

Total, gross	49,718	86,925	136,643	38,093	174,736
Unamortized premium/(discount)	839	835	1,674	(873)	801
Receivable for partially charged-off loans	—	—	—	1,241	1,241
Allowance for losses	(117)	(70)	(187)	(2,171)	(2,358)

Total student loan portfolio	$50,440	$87,690	$138,130	$36,290	$174,420

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$6,333	$—	$6,333	$3,752	$10,085
Grace, repayment and other(2)	49,068	91,537	140,605	33,780	174,385

Total, gross	55,401	91,537	146,938	37,532	184,470
Unamortized premium/(discount)	971	929	1,900	(894)	1,006
Receivable for partially charged-off loans	—	—	—	1,040	1,040
Allowance for losses	(120)	(69)	(189)	(2,022)	(2,211)

Total student loan portfolio	$56,252	$92,397	$148,649	$35,656	$184,305

% of FFELP	38%	62%	100%
% of total	31%	50%	81%	19%	100%

(1)	Loans for borrowers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

	Year Ended December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total(1)	$53,163	$89,946	$143,109	$36,955	$180,064
% of FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	Year Ended December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total(1)	$61,034	$81,009	$142,043	$36,534	$178,577
% of FFELP	43%	57%	100%
% of total	34%	46%	80%	20%	100%

	Year Ended December 31, 2009
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
GAAP-basis	$58,492	$70,046	$128,538	$23,154	$151,692
Off-balance sheet	6,365	15,156	21,521	12,892	34,413

Total “Core Earnings” basis	$64,857	$85,202	$150,059	$36,046	$186,105

% of GAAP-basis FFELP	46%	54%	100%
% of “Core Earnings” basis FFELP	43%	57%	100%
% of total	35%	46%	81%	19%	100%

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

Student Loan Activity

	Year Ended December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$56,252	$92,397	$148,649	$35,656	$184,305
Acquisitions and originations	814	802	1,616	2,942	4,558
Capitalized interest and premium/discount amortization	1,506	1,535	3,041	1,269	4,310
Consolidations to third parties	(2,741)	(1,058)	(3,799)	(69)	(3,868)
Sales	(754)	—	(754)	—	(754)
Repayments/defaults/other	(4,637)	(5,986)	(10,623)	(3,508)	(14,131)

Ending balance	$50,440	$87,690	$138,130	$36,290	$174,420

	Year Ended December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance — GAAP-basis	$52,675	$68,379	$121,054	$22,753	$143,807
Consolidation of off-balance sheet loans(1)	5,500	14,797	20,297	12,341	32,638

Beginning balance — total portfolio	58,175	83,176	141,351	35,094	176,445
Acquisitions and originations	14,349	76	14,425	2,434	16,859
Capitalized interest and premium/discount amortization	1,324	1,357	2,681	1,462	4,143
Consolidations to third parties	(2,092)	(793)	(2,885)	(46)	(2,931)
Loan acquisition on December 31, 2010	11,237	13,652	24,889	—	24,889
Sales	(21,054)	(71)	(21,125)	—	(21,125)
Repayments/defaults/other	(5,687)	(5,000)	(10,687)	(3,288)	(13,975)

Ending balance	$56,252	$92,397	$148,649	$35,656	$184,305

(1)	On January 1, 2010, upon adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in the GAAP-basis.

	GAAP-Basis Year Ended December 31, 2009
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total On- Balance Sheet Portfolio
Beginning balance	$52,476	$71,744	$124,220	$20,582	$144,802
Consolidations to third parties	(1,113)	(518)	(1,631)	(8)	(1,639)
Acquisitions and originations(1)	25,677	1,150	26,827	4,343	31,170

Net acquisitions and originations	24,564	632	25,196	4,335	29,531

Securitization-related(2)	645	—	645	—	645
Sales	(19,300)	—	(19,300)	—	(19,300)
Repayments/defaults/resales/other	(5,710)	(3,997)	(9,707)	(2,164)	(11,871)

Ending balance	$52,675	$68,379	$121,054	$22,753	$143,807

	Off-Balance Sheet Year Ended December 31, 2009
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Off- Balance Sheet Portfolio
Beginning balance	$7,143	$15,531	$22,674	$12,917	$35,591
Consolidations to third parties	(413)	(138)	(551)	(18)	(569)
Acquisitions and originations(1)	135	208	343	498	841

Net acquisitions and originations	(278)	70	(208)	480	272

Securitization-related(2)	(645)	—	(645)	—	(645)
Repayments/defaults/resales/other	(720)	(804)	(1,524)	(1,056)	(2,580)

Ending balance	$5,500	$14,797	$20,297	$12,341	$32,638

	“Core Earnings” Basis Portfolio Year Ended December 31, 2009
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total “Core Earnings” Basis Portfolio
Beginning balance	$59,619	$87,275	$146,894	$33,499	$180,393
Consolidations to third parties	(1,526)	(656)	(2,182)	(26)	(2,208)
Acquisitions and originations(1)	25,812	1,358	27,170	4,841	32,011

Net acquisitions and originations	24,286	702	24,988	4,815	29,803

Securitization-related(2)	—	—	—	—	—
Sales	(19,300)	—	(19,300)	—	(19,300)
Repayments/defaults/resales/other	(6,430)	(4,801)	(11,231)	(3,220)	(14,451)

Ending balance	$58,175	$83,176	$141,351	$35,094	$176,445

(1)	Includes accrued interest receivable capitalized to principal during the period.

(2)	Represents loans within securitization trusts that we are required to consolidate under GAAP once the trusts’ loan balances are below the clean-up call threshold.

Private Education Loan Originations

Total Private Education Loan originations increased 19 percent from 2010 to $2.7 billion in the year ended December 31, 2011.

The following table summarizes our Private Education Loan originations.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Total Private Education Loan originations	$2,737	$2,307	$3,176

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends.

	GAAP-Basis Private Education Loan Delinquencies
	December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,522		$8,340		$8,910
Loans in forbearance(2)	1,386		1,340		967
Loans in repayment and percentage of each status:
Loans current	27,122	89.9%	24,888	89.4%	12,421	86.4%
Loans delinquent 31-60 days(3)	1,076	3.6	1,011	3.6	647	4.5
Loans delinquent 61-90 days(3)	520	1.6	471	1.7	340	2.4
Loans delinquent greater than 90 days(3)	1,467	4.9	1,482	5.3	971	6.7

Total Private Education Loans in repayment	30,185	100%	27,852	100%	14,379	100%

Total Private Education Loans, gross	38,093		37,532		24,256
Private Education Loan unamortized discount	(873)		(894)		(559)

Total Private Education Loans	37,220		36,638		23,697
Private Education Loan receivable for partially charged-off loans	1,241		1,040		499
Private Education Loan allowance for losses	(2,171)		(2,022)		(1,443)

Private Education Loans, net	$36,290		$35,656		$22,753

Percentage of Private Education Loans in repayment		79.2%		74.2%		59.3%

Delinquencies as a percentage of Private Education Loans in repayment		10.1%		10.6%		13.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.4%		4.6%		6.3%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		72.4%		64.3%		55.4%

(1)

Deferment includes borrowers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

	Off-Balance Sheet Private Education Loan Delinquencies(5)
	December 31, 2009
(Dollars in millions)	Balance	%
Loans in-school/grace/deferment(1)	$2,546
Loans in forbearance(2)	453
Loans in repayment and percentage of each status:
Loans current	8,987	90.0%
Loans delinquent 31-60 days(3)	332	3.3
Loans delinquent 61-90 days(3)	151	1.5
Loans delinquent greater than 90 days(3)	517	5.2

Total Private Education Loans in repayment	9,987	100%

Total Private Education Loans, gross	12,986
Private Education Loan unamortized discount	(349)

Total Private Education Loans	12,637
Private Education Loan receivable for partially charged-off loans	229
Private Education Loan allowance for losses	(524)

Private Education Loans, net	$12,342

Percentage of Private Education Loans in repayment		76.9%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		56.3%

(1)

Deferment includes borrowers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

(5)	On January 1, 2010, upon adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in GAAP-basis.

	“Core Earnings” Basis Private Education Loan Delinquencies
	December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,522		$8,340		$11,456
Loans in forbearance(2)	1,386		1,340		1,420
Loans in repayment and percentage of each status:
Loans current	27,122	89.9%	24,888	89.4%	21,408	87.9%
Loans delinquent 31-60 days(3)	1,076	3.6	1,011	3.6	979	4.0
Loans delinquent 61-90 days(3)	520	1.6	471	1.7	491	2.0
Loans delinquent greater than 90 days(3)	1,467	4.9	1,482	5.3	1,488	6.1

Total Private Education Loans in repayment	30,185	100%	27,852	100%	24,366	100%

Total Private Education Loans, gross	38,093		37,532		37,242
Private Education Loan unamortized discount	(873)		(894)		(908)

Total Private Education Loans	37,220		36,638		36,334
Private Education Loan receivable for partially charged-off loans	1,241		1,040		728
Private Education Loan allowance for losses	(2,171)		(2,022)		(1,967)

Private Education Loans, net	$36,290		$35,656		$35,095

Percentage of Private Education Loans in repayment		79.2%		74.2%		65.4%

Delinquencies as a percentage of Private Education Loans in repayment		10.1%		10.6%		12.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.4%		4.6%		5.5%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		72.4%		64.3%		55.8%

(1)

Deferment includes borrowers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Activity in Allowance for Private Education Loans
	GAAP-Basis Years Ended December 31,			Off-Balance Sheet Years Ended December 31,			“Core Earnings” Basis Years Ended December 31,
(Dollars in millions)	2011(1)	2010	2009	2011	2010(2)	2009	2011(1)	2010	2009
Allowance at beginning of period	$2,022	$1,443	$1,308	$—	$524	$505	$2,022	$1,967	$1,813
Provision for Private Education Loan losses(1)	1,179	1,298	967	—	—	432	1,179	1,298	1,399
Charge-offs	(1,072)	(1,291)	(876)	—	—	(423)	(1,072)	(1,291)	(1,299)
Reclassification of interest reserve(3)	42	48	44	—	—	10	42	48	54
Consolidation of securitization trusts(2)	—	524	—	—	(524)	—	—	—	—

Allowance at end of period	$2,171	$2,022	$1,443	$—	$—	$524	$2,171	$2,022	$1,967

Charge-offs as a percentage of average loans in repayment	3.7%	5.0%	7.2%	—%	—%	4.4%	3.7%	5.0%	6.0%
Charge-offs as a percentage of average loans in repayment and forbearance	3.6%	4.8%	6.7%	—%	—%	4.2%	3.6%	4.8%	5.6%
Allowance as a percentage of the ending total loan balance(4)	5.5%	5.2%	5.8%	—%	—%	4.0%	5.5%	5.2%	5.2%
Allowance as a percentage of ending loans in repayment	7.2%	7.3%	10.0%	—%	—%	5.2%	7.2%	7.3%	8.1%
Allowance coverage of charge-offs	2.0	1.6	1.6	—	—	1.2	2.0	1.6	1.5
Ending total loans(4)	$39,334	$38,572	$24,755	$—	$—	$13,215	$39,334	$38,572	$37,970
Average loans in repayment	$28,790	$25,596	$12,137	$—	$—	$9,597	$28,790	$25,596	$21,734
Ending loans in repayment	$30,185	$27,852	$14,379	$—	$—	$9,987	$30,185	$27,852	$24,366

(1)

See “Critical Accounting Policies and Estimates – Allowance for Loan Losses” for a discussion regarding the impact of adopting new accounting guidance related to TDRs in the third quarter of 2011, which increased provisions for loan losses by $124 million in the third quarter of 2011.

(2)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in the GAAP-basis.

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional “Core Earnings” basis Private Education Loans.

	Years Ended
	December 31, 2011			December 31, 2010			December 31, 2009
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$35,233	$4,101	$39,334	$34,177	$4,395	$38,572	$33,223	$4,747	$37,970
Ending loans in repayment	27,467	2,718	30,185	25,043	2,809	27,852	21,453	2,913	24,366
Private Education Loan allowance for losses	1,542	629	2,171	1,231	791	2,022	1,056	911	1,967
Charge-offs as a percentage of average loans in repayment	2.8%	12.3%	3.7%	3.6%	16.8%	5.0%	3.6%	21.4%	6.0%
Allowance as a percentage of ending total loan balance(1)	4.4%	15.3%	5.5%	3.6%	18.0%	5.2%	3.2%	19.2%	5.2%
Allowance as a percentage of ending loans in repayment	5.6%	23.1%	7.2%	4.9%	28.2%	7.3%	4.9%	31.3%	8.1%
Allowance coverage of charge-offs	2.1	1.9	2.0	1.5	1.7	1.6	1.6	1.5	1.5
Delinquencies as a percentage of Private Education Loans in repayment	8.6%	26.0%	10.1%	8.8%	27.4%	10.6%	9.5%	31.4%	12.1%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.0%	13.6%	4.9%	4.2%	15.0%	5.3%	4.6%	17.5%	6.1%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.2%	6.6%	4.4%	4.4%	6.1%	4.6%	5.3%	7.1%	5.5%
Loans that entered repayment during the period(2)	$1,514	$110	$1,624	$2,510	$187	$2,697	$2,966	$261	$3,227
Percentage of Private Education Loans with a cosigner	65%	29%	62%	63%	28%	59%	61%	28%	57%
Average FICO at origination	726	624	717	725	623	715	725	623	713

(1)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan loss, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. There was $143 million in provision for Private Education Loan losses recorded in 2011 to reflect possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Consumer Lending Segment — Private Education Loans Provision for Loan Losses and Charge-Offs” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off loans.

	Activity in Receivable for Partially Charged-Off Loans
	GAAP-Basis			Off-Balance Sheet			“Core Earnings” Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2011	2010	2009	2011	2010(4)	2009	2011	2010	2009
Receivable at beginning of period	$1,040	$499	$222	$—	$229	$92	$1,040	$728	$314
Expected future recoveries of current period defaults(1)	391	459	324	—	—	156	391	459	480
Recoveries(2)	(155)	(104)	(43)	—	—	(17)	(155)	(104)	(60)
Charge-offs(3)	(35)	(43)	(4)	—	—	(2)	(35)	(43)	(6)
Consolidation of securitization trusts(4)	—	229	—	—	(229)	—	—	—	—

Receivable at end of period	$1,241	$1,040	$499	$—	$—	$229	$1,241	$1,040	$728

(1)

Remaining loan balance expected to be collected from contractual loan balances partially charged-off during the period. This is the difference between the defaulted loan balance and the amount of the defaulted loan balance that was charged off.

(2)	Current period cash collections.

(3)	Represents the current period recovery shortfall – the difference between what was expected to be collected and what was actually collected.

(4)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The monthly average number of loans granted forbearance as a percentage of loans in repayment and forbearance remained steady at 5.3 percent in the fourth quarter of 2011 compared to the year-ago quarter. As of December 31, 2011, 2.6 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of December 31, 2011 (borrowers made payments on approximately 22 percent of these loans immediately prior to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.7%	9.0%	5.2%
Current	49.5	58.0	65.8
Delinquent 31-60 days	3.1	2.0	0.4
Delinquent 61-90 days	1.9	1.1	0.2
Delinquent greater than 90 days	4.8	2.7	0.3
Forbearance	4.3	3.3	—
Defaulted	19.7	10.8	6.0
Paid	7.0	13.1	22.1

Total	100%	100%	100%

The tables below show the composition and status of the “Core Earnings” basis Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2011, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.9 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.3 percent for loans that have been in active repayment status for more than 48 months. Approximately 80 percent of our “Core Earnings” basis Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
December 31, 2011	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,522	$6,522
Loans in forbearance	920	194	126	66	80	—	1,386
Loans in repayment — current	6,866	6,014	5,110	3,486	5,646	—	27,122
Loans in repayment — delinquent 31-60 days	506	212	158	83	117	—	1,076
Loans in repayment — delinquent 61-90 days	245	100	78	41	56	—	520
Loans in repayment — delinquent greater than 90 days	709	317	205	102	134	—	1,467

Total	$9,246	$6,837	$5,677	$3,778	$6,033	$6,522	38,093

Unamortized discount							(873)
Receivable for partially charged-off loans							1,241
Allowance for loan losses							(2,171)

Total “Core Earnings” basis Private Education Loans, net							$36,290

Loans in forbearance as a percentage of loans in repayment and forbearance	10.0%	2.8%	2.2%	1.8%	1.3%	—%	4.4%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
December 31, 2010	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$8,340	$8,340
Loans in forbearance	980	167	92	47	54	—	1,340
Loans in repayment — current	8,342	5,855	4,037	2,679	3,975	—	24,888
Loans in repayment — delinquent 31-60 days	537	209	117	63	85	—	1,011
Loans in repayment — delinquent 61-90 days	258	92	55	27	39	—	471
Loans in repayment — delinquent greater than 90 days	815	336	156	75	100	—	1,482

Total	$10,932	$6,659	$4,457	$2,891	$4,253	$8,340	37,532

Unamortized discount							(894)
Receivable for partially charged-off loans							1,040
Allowance for loan losses							(2,022)

Total “Core Earnings” basis Private Education Loans, net							$35,656

Loans in forbearance as a percentage of loans in repayment and forbearance	9.0%	2.5%	2.1%	1.6%	1.3%	—%	4.6%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
December 31, 2009	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$11,456	$11,456
Loans in forbearance	1,144	139	69	31	37	—	1,420
Loans in repayment — current	8,817	4,730	3,119	1,878	2,864	—	21,408
Loans in repayment — delinquent 31-60 days	642	159	79	40	59	—	979
Loans in repayment — delinquent 61-90 days	316	81	41	23	30	—	491
Loans in repayment — delinquent greater than 90 days	999	251	110	53	75	—	1,488

Total	$11,918	$5,360	$3,418	$2,025	$3,065	$11,456	37,242

Unamortized discount							(908)
Receivable for partially charged-off loans							728
Allowance for loan losses							(1,967)

Total “Core Earnings” basis Private Education Loans, net							$35,095

Loans in forbearance as a percentage of loans in repayment and forbearance	9.6%	2.6%	2.0%	1.6%	1.2%	—%	5.5%

The table below stratifies the portfolio of “Core Earnings” basis Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 4 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
Up to 12 months	$887	64%	$958	71%	$1,050	74%
13 to 24 months	446	32	343	26	332	23
More than 24 months	53	4	39	3	38	3

Total	$1,386	100%	$1,340	100%	$1,420	100%

Private Education Loan Repayment Options

Certain loan programs allow borrowers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of December 31, 2011.

	Loan Program
(Dollars in millions)	Signature and Other		Smart Option	Career Training		Total
$ in Repayment	$24,212		$4,196		$1,777	$30,185
$ in Total	31,484		4,765		1,844	38,093
Payment method by enrollment status:

In-school/Grace	Deferred	(1)	Deferred(1), Interest-only or fixed $25/month	$	Interest-only or fixed 25/month

Repayment	Level principal and interest or graduated		Level principal and interest		Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the borrower. Borrowers elect to participate in this program at the time they enter repayment following their grace period. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of December 31, 2011 and 2010, borrowers in repayment owing approximately $7.2 billion (24 percent of loans in repayment) and $7.5 billion (27 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 11 percent and 12 percent were non-traditional loans as of December 31, 2011 and 2010, respectively.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The tables below present our FFELP Loan delinquency trends

	GAAP-Basis FFELP Loan Delinquencies
	December 31,
	2011		2010		2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$22,887		$28,214		$35,079
Loans in forbearance(2)	19,575		22,028		14,121
Loans in repayment and percentage of each status:
Loans current	77,093	81.9%	80,026	82.8%	57,528	82.4%
Loans delinquent 31-60 days(3)	5,419	5.8	5,500	5.7	4,250	6.1
Loans delinquent 61-90 days(3)	3,438	3.7	3,178	3.3	2,205	3.1
Loans delinquent greater than 90 days(3)	8,231	8.6	7,992	8.2	5,844	8.4

Total FFELP Loans in repayment	94,181	100%	96,696	100%	69,827	100%

Total FFELP Loans, gross	136,643		146,938		119,027
FFELP Loan unamortized premium	1,674		1,900		2,187

Total FFELP Loans	138,317		148,838		121,214
FFELP Loan allowance for losses	(187)		(189)		(161)

FFELP Loans, net	$138,130		$148,649		$121,053

Percentage of FFELP Loans in repayment		68.9%		65.8%		58.7%

Delinquencies as a percentage of FFELP Loans in repayment		18.1%		17.2%		17.6%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.2%		18.6%		16.8%

(1)

Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardship.

(2)

Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP Loan Delinquencies(4)
	December 31, 2009
(Dollars in millions)	Balance	%
Loans in-school/grace/deferment(1)	$3,312
Loans in forbearance(2)	2,726
Loans in repayment and percentage of each status:
Loans current	11,304	82.5%
Loans delinquent 31-60 days(3)	804	5.9
Loans delinquent 61-90 days(3)	439	3.2
Loans delinquent greater than 90 days(3)	1,160	8.4

Total FFELP Loans in repayment	13,707	100%

Total FFELP Loans, gross	19,745
FFELP Loan unamortized premium	577

Total FFELP Loans	20,322
FFELP Loan allowance for losses	(25)

FFELP Loans, net	$20,297

Percentage of FFELP Loans in repayment		69.4%

Delinquencies as a percentage of FFELP Loans in repayment		17.5%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.6%

	“Core Earnings” Basis FFELP Loan Delinquencies
	December 31,
	2011		2010		2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$22,887		$28,214		$38,391
Loans in forbearance(2)	19,575		22,028		16,847
Loans in repayment and percentage of each status:
Loans current	77,093	81.9%	80,026	82.8%	68,832	82.4%
Loans delinquent 31-60 days(3)	5,419	5.8	5,500	5.7	5,054	6.0
Loans delinquent 61-90 days(3)	3,438	3.7	3,178	3.3	2,644	3.2
Loans delinquent greater than 90 days(3)	8,231	8.6	7,992	8.2	7,004	8.4

Total FFELP Loans in repayment	94,181	100%	96,696	100%	83,534	100%

Total FFELP Loans, gross	136,643		146,938		138,772
FFELP Loan unamortized premium	1,674		1,900		2,764

Total FFELP Loans	138,317		148,838		141,536
FFELP Loan allowance for losses	(187)		(189)		(186)

FFELP Loans, net	$138,130		$148,649		$141,350

Percentage of FFELP Loans in repayment		68.9%		65.8%		60.2%

Delinquencies as a percentage of FFELP Loans in repayment		18.1%		17.2%		17.6%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.2%		18.6%		16.8%

(1)

Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardship.

(2)

Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in GAAP-basis.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Activity in Allowance for FFELP Loans
	GAAP-Basis Years Ended December 31,			Off-Balance Sheet Years Ended December 31,			“Core Earnings” Basis Years Ended December 31,
(Dollars in millions)	2011	2010	2009	2011	2010(1)	2009	2011	2010	2009
Allowance at beginning of period	$189	$161	$138	$—	$25	$27	$189	$186	$165
Provision for FFELP Loan losses	86	98	106	—	—	13	86	98	119
Charge-offs	(78)	(87)	(79)	—	—	(15)	(78)	(87)	(94)
Student loan sales and securitization activity	(10)	(8)	(4)	—	—	—	(10)	(8)	(4)
Consolidation of securitization trusts(1)	—	25	—	—	(25)	—	—	—	—

Allowance at end of period	$187	$189	$161	$—	$—	$25	$187	$189	$186

Charge-offs as a percentage of average loans in repayment	.08%	.11%	.11%	—%	—%	.10%	.08%	.11%	.11%
Charge-offs as a percentage of average loans in repayment and forbearance	.07%	.09%	.10%	—%	—%	.09%	.07%	.09%	.09%
Allowance as a percentage of the ending total loans, gross	.14%	.13%	.14%	—%	—%	.13%	.14%	.13%	.13%
Allowance as a percentage of ending loans in repayment	.20%	.20%	.23%	—%	—%	.18%	.20%	.20%	.22%
Allowance coverage of charge-offs	2.4	2.2	2.0	—	—	1.7	2.4	2.2	2.0
Ending total loans, gross	$136,643	$146,938	$119,027	$—	$—	$19,745	$136,643	$146,938	$138,772
Average loans in repayment	$94,359	$82,255	$69,020	$—	$—	$14,293	$94,359	$82,255	$83,313
Ending loans in repayment	$94,181	$96,696	$69,827	$—	$—	$13,707	$94,181	$96,696	$83,534

(1)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our Consumer Lending and FFELP Loans segments. Our Business Services and Other segments require minimal capital.

We define liquidity risk as the potential inability to meet our contractual and contingent financial obligations as they come due, as well as the potential inability to fund Private Education Loan originations. Our primary liquidity objective is to ensure our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress. Our two primary liquidity needs are funding the originations of Private Education Loans and retiring unsecured debt upon maturity. To achieve that objective we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt, the issuance of secured debt primarily through asset backed securitizations and/or other financing facilities and through deposits at Sallie Mae Bank (“the Bank”), our Utah industrial bank subsidiary.

We define liquidity as cash and high-quality liquid securities that we can use to meet our funding requirements as they arise. Our primary liquidity risk relates to our ability to fund new originations and raise replacement funding at a reasonable cost as our unsecured debt matures. In addition, we must continue to obtain funding at reasonable rates to meet our other business obligations and to continue to grow our business. Key risks associated with our liquidity relate to our ability to access the capital markets and access them at reasonable rates. This ability may be affected by our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

Credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change from time to time based on our financial performance, industry dynamics and other factors. Other factors that influence our credit ratings include the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, reputation, liquidity position, the level and volatility of earnings, corporate governance and risk management policies, capital position and capital management practices. A negative change in our credit rating could have a negative effect on our liquidity because it would raise the cost and availability of funding and potentially require additional cash collateral or restrict cash currently held as collateral on existing borrowings or derivative collateral arrangements. It is our objective to improve our credit ratings so that we can continue to efficiently access the capital markets even in difficult economic and market conditions.

Recent market volatility has elevated the potential cost of capital markets issuance. Regardless, we continue to expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $1.8 billion of senior unsecured notes to mature in 2012, primarily through our current cash and investment position and the collection of additional bank deposits, the very predictable operating cash flows provided by earnings and repayment of principal on unencumbered student loan assets and distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on FFELP ABCP Facilities and the facility with the Federal Home Loan Bank in Des Moines (the “FHLB-DM Facility”); and we may also issue term ABS and unsecured debt.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term on a programmatic basis. We have $1.5 billion of cash at the Bank as of December 31, 2011 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations.

The acquisition of loan portfolios may require additional funding. Additionally, it is our intent to refinance, primarily through securitizations, the FFELP Loans that are currently in the ED Conduit Program by its January 2014 maturity date. We currently have $21.4 billion of collateral in the ED Conduit Program. While the assets in this facility can be put to ED at the conclusion of the program thus eliminating a call on our liquidity, we intend to refinance these assets in the term ABS market prior to the facility’s expiration. In addition, capacity is maintained in our FFELP ABCP Facility and our FHLB-DM Facility to finance a portion of this collateral should term financing not be achieved or available.

Sources of Liquidity and Available Capacity

The following tables detail our main sources of primary liquidity and our main sources of secondary liquidity (unused secured credit facilities contingent upon obtaining eligible collateral).

(Dollars in millions)	December 31, 2011	December 31, 2010
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$2,794	$4,342
Investments	71	85

Total unrestricted cash and liquid investments(1)	$2,865	$4,427

Unencumbered FFELP Loans	$994	$1,441
Sources of secondary liquidity contingent on obtaining eligible collateral:
Unused secured credit facilities: FFELP ABCP Facilities and FHLB-DM Facility(2)	$11,312	$12,601

(1)

At December 31, 2011 and 2010, ending balances include $1.5 billion and $2.0 billion, respectively, of cash and liquid investments at the Bank. This cash will be used primarily to originate or acquire student loans at the Bank. Our ability to pay dividends from the Bank is subject to capital and liquidity requirements applicable to the Bank.

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

	Average Balances
	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$3,623	$6,078	$5,713
Investments	95	94	145

Total unrestricted cash and liquid investments(1)	$3,718	$6,172	$5,858

Unused bank lines of credit	$—	$2,069	$4,014
Unencumbered FFELP Loans	$1,399	$1,897	$3,507
Sources of secondary liquidity contingent on obtaining eligible collateral:
Unused secured credit facilities: FFELP ABCP Facilities and FHLB-DM Facility(2)	$11,356	$12,947	$1,802

(1)

For the years ended December 31, 2011, 2010 and 2009, average balances include $1.2 billion, $2.3 billion and $2.0 billion, respectively, of cash and liquid investments at the Bank. This cash will be used primarily to originate or acquire student loans at the Bank. Our ability to pay dividends from the Bank is subject to capital and liquidity requirements applicable to the Bank.

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

In addition to the assets listed in the table above, we hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At December 31, 2011, we had a total of $20.2 billion of unencumbered assets (which includes the assets that comprise our primary liquidity and are available to serve as collateral for our secondary liquidity), excluding goodwill and acquired intangibles. Total unencumbered student loans, net, comprised $12.0 billion of our unencumbered assets of which $11.0 billion and $1.0 billion related to Private Education Loans, net, and FFELP Loans, net, respectively.

For further discussion of our various sources of liquidity, such as the ED Conduit Program, the Sallie Mae Bank, our continued access to the ABS market, our asset-backed financing facilities, the lending agreement we entered into with the FHLB-DM and our issuance of unsecured debt, see “Note 6 — Borrowings” to our consolidated financial statements.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	December 31, 2011	December 31, 2010
Net assets of consolidated variable interest entities (encumbered assets)	$12.9	$13.1
Tangible unencumbered assets(1)	20.2	22.3
Unsecured debt	(24.1)	(26.9)
Mark-to-market on unsecured hedged debt(2)	(1.9)	(1.4)
Other liabilities, net	(2.3)	(2.6)

Total tangible equity	$4.8	$4.5

(1)	Excludes goodwill and acquired intangible assets.

(2)	At December 31, 2011 and 2010, there were $1.6 billion and $1.4 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

2011 Transactions

During 2011, we issued a $2.0 billion senior unsecured bond. Additionally, we issued a total of $2.4 billion in FFELP ABS and $2.1 billion in Private Education Loan ABS. We expect to be a programmatic issuer of ABS throughout 2012.

In the fourth-quarter 2011, we closed on a $3.4 billion Private Education Loan asset-backed commercial paper facility that matures in January 2014. This facility was used to finance the call of Private Education Loan asset-backed securities in the fourth-quarter 2011 and in early 2012 at a significant discount to the bond’s par amount. This resulted in a reduced cost of funds compared to that of the called bonds.

In 2011 we repurchased $894 million face amount of our senior unsecured notes in the aggregate, with maturity dates ranging from 2011 to 2014, which resulted in a realized “Core Earnings” gain of $64 million.

On June 17, 2011, September 16, 2011, and December 16, 2011, we paid a quarterly dividend of $.10 per share on our common stock, the first dividends paid since early 2007. In April 2011, we authorized the repurchase of up to $300 million of outstanding common stock in open market transactions and terminated all previous authorizations. During the second and third quarters of 2011, we repurchased 19.1 million shares for an aggregate purchase price of $300 million. With this action, we fully utilized this share repurchase authorization.

2012 Transactions

The following financing transactions have taken place in 2012:

•

On January 13, 2012, the FFELP ABCP Facility was amended to increase the amount available to $7.5 billion, reflecting an increase of $2.5 billion over the previously scheduled facility reduction. In addition, the amendment extends the final maturity date by one year to January 9, 2015 and increases the amount available at future step-down dates.

•	On January 19, 2012, we issued $765 million of FFELP ABS.

•	On January 27, 2012, we issued a two-part $1.5 billion senior unsecured bond. $750 million has a five-year term, the remaining $750 million has a ten-year term.

•	On February 9, 2012, we issued $547 million of Private Education Loan ABS.

In addition, on January 26, 2012, we increased our quarterly dividend on our common stock to $0.125 per share. The next such quarterly dividend will be paid on March 16, 2012. We also authorized the repurchase of up to $500 million of outstanding common stock.

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

Our investment portfolio is composed of very short-term securities issued by a diversified group of highly rated issuers limiting our counterparty exposure. Additionally, our investing activity is governed by Board approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.

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

We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties. If our credit ratings are downgraded from current levels, we may be required to segregate additional unrestricted cash collateral into restricted accounts.

The table below highlights exposure related to our derivative counterparties at December 31, 2011.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts(1)
Exposure, net of collateral	$113	$807
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	98%	32%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

(1)

Current turmoil in the European markets has led to increased disclosure of exposure to those markets. Of the total net exposure, $691 million is related to financial institutions located in France; of this amount, $498 million carries a guarantee from the French government. $690 million of the $691 million exposure relates to derivatives held at our securitization trusts. Counterparties to these derivatives are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of December 31, 2011, no collateral was required to be posted. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at December 31, 2011 related to derivatives with French financial institutions (including those that carry a guarantee from the French government) decreased the derivative asset value by $179 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at December 31, 2011, 2010 and 2009, and average balances and average interest rates of our “Core Earnings” basis borrowings for the years ended December 31, 2011, 2010 and 2009. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 7).

Ending Balances

	December 31, 2011			December 31, 2010			December 31, 2009
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,801	$15,199	$17,000	$4,361	$15,742	$20,103	$5,185	$22,797	$27,982
Brokered deposits	1,733	1,956	3,689	1,387	3,160	4,547	842	4,795	5,637
Retail and other deposits	2,123	—	2,123	1,370	—	1,370	204	—	204
Other(1)	1,329	—	1,329	887	—	887	1,268	—	1,268

Total unsecured borrowings	6,986	17,155	24,141	8,005	18,902	26,907	7,499	27,592	35,091

Secured borrowings:
FFELP Loans securitizations	—	107,905	107,905	—	113,671	113,671	64	103,724	103,788
Private Education Loans securitizations	—	19,297	19,297	—	21,409	21,409	—	20,624	20,624
ED Conduit Program Facility	21,313	—	21,313	24,484	—	24,484	14,314	—	14,314
ED Participation Program Facility	—	—	—	—	—	—	9,006	—	9,006
FFELP ABCP Facility	—	4,445	4,445	—	5,853	5,853	—	8,801	8,801
Private Education Loans ABCP Facility	—	1,992	1,992	—	—	—	—	—	—
Acquisition financing(2)	—	916	916	—	1,064	1,064	—	—	—
FHLB-DM Facility	1,210	—	1,210	900	—	900	—	—	—

Total secured borrowings	22,523	134,555	157,078	25,384	141,997	167,381	23,384	133,149	156,533

Total	$29,509	$151,710	$181,219	$33,389	$160,899	$194,288	$30,883	$160,741	$191,624

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured borrowings comprised 87 percent of our “Core Earnings” basis debt outstanding at December 31, 2011 versus 86 percent at December 31, 2010.

	Years Ended December 31,
	2011		2010		2009
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$19,562	2.34%	$24,480	1.70%	$31,863	1.77%
Brokered deposits	3,660	2.35	5,123	2.65	4,754	3.50
Retail and other deposits	1,684	1.11	644	1.16	128	.59
Other(1)	1,187	.17	1,159	.19	1,263	.28

Total unsecured borrowings	26,093	2.16	31,406	1.79	38,008	1.94

Secured borrowings:
FFELP Loans securitizations	110,474	.93	100,967	.87	105,069	1.15
Private Education Loans securitizations	20,976	2.17	21,367	2.13	17,731	1.83
ED Conduit Program Facility	22,869	.75	15,096	.70	7,340	.75
ED Participation Program Facility	—	—	13,537	.81	14,174	1.43
FFELP ABCP Facility	4,989	1.05	6,623	1.24	15,401	2.79
Private Education Loans ABCP Facility	272	2.08	—	—	838	5.56
Acquisition financing(2)	998	4.81	3	5.28	—	—
FHLB-DM Facility	893	.25	403	.35	—	—

Total secured borrowings	161,471	1.09	157,996	1.03	160,553	1.41

Total	$187,564	1.24%	$189,402	1.16%	$198,561	1.51%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Contractual Cash Obligations

The following table provides a summary of our obligations associated with long-term notes at December 31, 2011. For further discussion of these obligations, see “Note 6 — Borrowings.”

(Dollars in millions)	1 Year or Less	2 to 3 Years	4 to 5 Years	Over 5 Years	Total
Long-term notes:
Senior unsecured debt	$—	$5,354	$3,012	$6,833	$15,199
Unsecured term bank deposits	—	1,956	—	—	1,956
Secured borrowings(1)	12,795	26,933	18,949	75,878	134,555

Total contractual cash obligations(2)	$12,795	$34,243	$21,961	$82,711	$151,710

(1)

Includes long-term beneficial interests of $127.2 billion of notes issued by consolidated VIEs in conjunction with our securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)

The aggregate principal amount of debt that matures in each period is $12.9 billion, $34.5 billion, $22.1 billion and $83.3 billion, respectively. Specifically excludes derivative market value adjustments of $2.7 billion for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting quarterly based on 3-month LIBOR.

Unrecognized tax benefits were $40 million and $39 million for the years ended December 31, 2011 and 2010, respectively. For additional information, see “Note 15 — Income Taxes.”

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

Allowance for Loan Losses

In determining the allowance for loan losses, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we will recover over time related to the defaulted amount. Our historical experience indicates that, on average, the time between the date that a borrower experiences a default causing event (e.g., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is two years. Additionally, we estimate an allowance amount sufficient to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (see further discussion below). In the first quarter of 2011, we implemented a new model to estimate the Private Education Loan default amount. Both the prior model and new model are considered “migration models”. Our prior allowance model (in place through December 31, 2010) segmented the portfolio into categories of similar risk characteristics of which we consider school type, credit scores, existence of a cosigner, loan status and loan seasoning as the key credit quality indicators. Our new model uses these credit quality indicators, but incorporates a more granular segmentation of seasoning data into the calculation. Another change in the new allowance model relates to the historical period of experience that we use as a starting point for projecting future defaults. Our new model is based upon a seasonal average, adjusted to the most recent three to six months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our previous model primarily used a one year historical default experience period and incorporated the estimated impact of macroeconomic factors and collection procedure changes on a qualitative basis. Our current model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. While we incorporated the new model in the first quarter of 2011, the overall process for calculating the appropriate amount of allowance for Private Education Loan loss did not change. Significantly more judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customer’s ability to pay their obligations. We believe that the current model more accurately reflects recent borrower behavior, loan performance, and collection performance, as well as expectations about economic factors. There was no adjustment to our allowance for loan loss upon implementing this new default projection model in the first quarter of 2011.

Similar to estimating defaults, we begin with historical borrower payment behavior to estimate the timing and amount of future recoveries on Private Education Loan defaults. We use judgment in determining whether historical performance is representative of what we expect to recover in the future. In contrast to the overall improvements in credit quality, delinquency and charge-off trends we saw in 2011, Private Education Loans which defaulted between 2008 and 2011 for which we have previously charged off estimated losses have, to varying degrees, not met our recovery expectations to date and may continue not to do so. (See “Business Segment Earnings Summary — “Core Earnings” Basis — Consumer Lending Segment — Private Education Loans Provision for Loan Losses and Charge-offs” of this Item 7, for further discussion.)

On July 1, 2011, we adopted Accounting Standards Update No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This new guidance clarifies when a loan restructuring constitutes a troubled debt restructuring. In applying the new guidance we have determined that certain Private Education Loans for which we have granted forbearance of greater than three months are classified as troubled debt restructurings. If a loan meets the criteria for troubled debt accounting then an allowance for loan loss is established which represents the present value of the losses that are expected to occur over the remaining life of the loan. This accounting results in a higher allowance for loan losses than our previously established allowance for these loans as our previous allowance for these loans represented an estimate of charge-offs expected to occur over the next two years (two years being our loss confirmation period). The new accounting guidance was effective as of July 1, 2011 but was required to be applied retrospectively to January 1, 2011. This resulted in $124 million of additional provision for loan losses in the third quarter of 2011 from approximately $3.8 billion of student loans being classified as troubled debt restructurings. This new accounting guidance is only applied to certain borrowers who use their fourth or greater month of forbearance during the time period this new guidance is effective. This new accounting guidance has the effect of accelerating the recognition of expected losses related to our Private Education Loan portfolio. The increase in the provision for losses as a result of this new accounting guidance does not reflect a decrease in credit expectations of the portfolio or an increase in the expected life-of-loan losses related to this portfolio. We believe forbearance is an accepted and effective collections and risk management tool for Private Education Loans. We plan to continue to use forbearance and as a result, we expect to have additional loans classified as troubled debt restructurings in the future (see “Financial Condition — Consumer Lending Portfolio Performance — Allowance for Private Education Loan Losses” of this Item 7. for a further discussion on the use of forbearance as a collection tool).

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

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

In the past the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our amortization expense. As a result of the passage of HCERA, there is no longer the ability to consolidate under the FFELP. In addition, due to the current U.S. economic and credit environment, we, as well as many other industry competitors, have suspended our Private Education Loans consolidation program. As a result, we do not expect to consolidate FFELP Loans in the future and do not currently expect others to actively consolidate our FFELP loans. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time. See “Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment” of this Item 7, for discussion of the potential impact of a recent Special Direct Consolidation Loan Initiative. We expect that in the future both we and our competitors will begin to consolidate Private Education Loans. This is built into the CPR assumption we use for Private Education Loans. However, it is difficult to accurately project the timing and level at which this consolidation activity will begin and our assumption may need to be updated by a material amount in the future based on changes in the economy and marketplace. The level of defaults is a significant component of our FFELP Loan and Private Education Loan CPR. This component of the FFELP Loan and Private Education Loan CPR is estimated in the same manner as discussed in “Critical Accounting Policies and Estimates — Allowance for Loan Loss” of this Item 7 — the only difference is for premium and discount amortization purposes the estimate of defaults is a life-of-loan estimate whereas for allowance for loan loss it is a two-year estimate.

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.	Investments — Our investments primarily consist of overnight/weekly maturity instruments with high credit quality counterparties. However, we consider credit and liquidity risk involving specific instruments in determining their fair value and, when appropriate, have adjusted the fair value of these instruments for the effect of credit and liquidity risk. These assumptions have further been validated by the successful maturity of these investments in the period immediately following the end of the reporting period.

2.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $190 million as of December 31, 2011. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $111 million to take into account a significant reduction in liquidity as of December 31, 2011, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

3.

Student Loans — Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our student loans are disclosed in “Note 13 —Fair Value Measurements.” For both FFELP Loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, the amount funded by debt versus equity, and required return on equity. In addition, the Floor Income component of our FFELP Loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases, these are either infrequent or not observable. For FFELP Loans classified as held-for-sale and accounted for at the lower of cost or market, the fair value is based on the committed sales price of the various loan purchase programs established by ED.

For further information regarding the effect of our use of fair values on our results of operations, see “Note 13 — Fair Value Measurements.”

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

Under these new rules, if we have a variable interest in a VIE and we have determined that we are the primary beneficiary of the VIE then we will consolidate the VIE. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There is considerable judgment that has to be used as it relates to determining the primary beneficiary of the VIEs with which we are associated. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affects the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE is very qualitative and judgmental in nature. However, based on our current relationship with our securitization trusts and other financing vehicles which are considered VIEs, we believe the assessment is more straightforward. As it relates to our securitized assets, we are the servicer of those securitized assets (which means we “have the power” to direct the activities of the trust) and we own the Residual Interest (which means we “have the loss and gain obligation that could potentially be significant to the VIE”) of the securitization trusts. As a result we are the primary beneficiary of our securitization trusts and other financing vehicles. See “Note 2 — Significant Accounting Policies” for further details regarding the adoption of these new rules on January 1, 2010.

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

Goodwill and Intangible Assets

In determining annually (or more frequently if required) whether goodwill is impaired, we first assess qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit, which is the same as or one level below a business segment, is less than its carrying amount as a basis for determining whether it is necessary to perform additional goodwill impairment testing. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. If this “more-likely-than-not” threshold is met, then we will complete a quantitative goodwill impairment analysis which consists of a comparison of the fair value of the reporting unit to our carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, a goodwill impairment analysis will be performed to measure the amount of impairment loss, if any. If we determine that this event has occurred, we perform an analysis to determine the fair value of the business unit. There are significant judgments involved in determining the fair value of a business unit, including assumptions regarding estimates of future cash flows from existing and new business activities, customer relationships, the value of existing customer contracts, the value of other tangible and intangible assets, as well as assumptions regarding what we believe a third party would be willing to pay for all of the assets and liabilities of the business unit. This calculation requires us to estimate the appropriate discount and growth rates to apply to those projected cash flows and the appropriate control premium to apply to arrive at the final fair value. The business units for which we must estimate the fair value are not publicly traded and often there is not comparable market data available for that individual business to aid in its valuation. We use a third party appraisal firm to provide an opinion on the fair values we conclude upon.

Risk Management

Our Approach

The products, services and markets in which we operate, as well as the various regulatory authorities and regimes to which our businesses, financial condition and lending practices are subject, continue to undergo dramatic change. We recognize that to maintain our reputation with customers and protect the interests of our shareholders and other key constituencies we must continually refresh our understanding of each of our business models, identify and manage the risks related to each of these businesses. Risk management, assessment and oversight responsibilities exist and are documented, reviewed and coordinated at various levels of the Company.

Risk Oversight

Our Board of Directors and its standing committees oversee our overall strategic direction, including setting our risk management philosophy, tolerance and parameters; and establishing procedures for assessing the risks our businesses face as well as the risk management practices our management team develop and utilize. We escalate to our Board of Directors any significant departures from established tolerances and parameters and review new and emerging risks.

In 2011, our Board of Directors invested significant time and effort in continuing to consider and address changes in our risk profile resulting from the end of FFELP in 2010. Particular attention was paid to the strategic redirection of our businesses into consumer lending products and various strategies for expanding our business services opportunities. The format of our strategic business plan, key performance measures and related risk tolerances and parameters and escalation procedures were revised accordingly. Our Board of Directors also directed our Legal, Compliance and Internal Audit groups to work with management and the Board to review and report on the state of existing Board and management risk practices and procedures and to undertake such improvements as the Board of Directors or its committees may direct.

The standing committees of our Board of Directors and their current risk oversight portfolios are as follows:

Executive Committee — has full authority of our Board of Directors to take action when the Board is not in session and includes all board committee chairs, lead outside director, Chief Executive Officer (“CEO”) and

Chairman. Key risk functions include working with management to establish and present to our Board of Directors acceptable risk tolerances and parameters for the Company; periodic review and allocation of oversight of particular risks to the committees of the Board for oversight and reporting to the Board of Directors; and advance review with the Audit Committee of all our earnings releases, periodic reports and management’s opinions on business outlook and financial guidance.

Finance and Operations Committee — assists the Board of Directors through its oversight and reporting on capital management, funding/liquidity strategy, acquisitions, and business operation matters. Key risk functions include monitoring our management’s performance within agreed risk parameters and tolerances with respect to all aspects of our operational and financial risk profile, including our Private Education Loan programs and new product initiatives; credit, interest rate and currency risks; investment, asset, and liability management policies and contingency funding plan.

Audit Committee — assists the Board of Directors through its oversight and reporting on the integrity of our financial statements and internal controls processes. Key risk functions include periodically reviewing our financial statements and public disclosures and financial and disclosure policies and underlying assumptions; the qualifications, performance and independence of our independent auditors and Internal Audit group; management’s efforts and effectiveness in managing legal and regulatory compliance and litigation risks; the risk assessment, audit plans and conduct of the Internal Audit group; our information security practices and procedures; and compliance with material aspects of the our Code of Business Conduct and related policies regarding independence and transactions with affiliates.

Compensation and Personnel Committee — assists the Board of Directors through its oversight and reporting matters of executive compensation and personnel. Key risk functions include the approval of compensation, benefits and employment arrangements for our CEO, other senior executive officers and the independent members of the Board; approval of all equity-based plans; general oversight of all benefit, compensation and incentive plans applicable to executive management; consideration of the risk management review of compensation practices conducted at least annually by our Chief Credit and Chief Compliance Officers; advising on various human resources matters, including succession planning and talent management.

Nominating and Governance Committee — assists the Board of Directors through its oversight and reporting of appropriate standards for governance, board operations and qualifications and recommendations of directors. Key risk functions include establishing appropriate standards for corporate governance and guidelines, conducting our Board of Directors’ annual self-assessment survey and taking actions regarding its results as relates to improving the operations of the Board of Directors, the qualifications of its directors and succession planning at the Board of Directors and CEO levels.

Strategy Committee — This committee engages the CEO and senior management from time to time to develop and prepare for the Board of Directors’ annual strategic planning process and facilitate the exchange of information and ideas with our management team in their development of proposals to be considered and approved by the Board of Directors regarding our long-term strategic agenda and initiatives. The committee has no separate or delegated authority from that of our Board of Directors.

Risk Assessment

Our Internal Audit Department monitors our various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of our Board of Directors. At least annually, Internal Audit performs a risk assessment to identify our top risks and to help develop the annual internal audit plan. Risks are rated on significance and likelihood of occurrence and communicated to our management team members who allocate appropriate attention and resources. The risk assessment focuses on those risks most relevant to us and our subsidiaries (including the Bank). The assessment process includes completion of an anonymous survey by our officers followed by interviews with and reports to senior leadership.

Risk Management

Our senior executive management team, individually and through participation in or more of our internal risk management committees, are ultimately responsible for the management of risk across our businesses. Each of these committees or their senior executive sponsors have specified periodic reporting and issue escalation obligations to our Board of Directors and their standing committees. Our key internal risk management committees currently include:

Disclosure Committee — reviews and approves content of periodic SEC reporting documents, earnings releases and related disclosure policies and procedures.

Loan Loss Reserve Committee — oversees the sufficiency of our loan loss reserves and considers current or emerging issues affecting delinquency and default trends which may result in adjustments in our allowances for loan losses.

Critical Accounting Assumptions Committee — oversees critical accounting assumptions, as well as key judgments and estimates, utilized in preparation of our financial statements.

Asset and Liability Committee — oversees our investment portfolio and strategy and our compliance with our investment policy.

Corporate Credit Committee — oversees the overall credit and portfolio management strategy, policy review and monitoring.

Corporate Compliance Committee — oversees regulatory compliance risk management activities for Sallie Mae and its affiliates.

ICE Steering Committee — oversees our Internal Controls Excellence (“ICE”) initiative and Sarbanes-Oxley compliance and sponsors periodic forums in which the top internal control deficiencies are discussed and analyzed to ensure the control deficiencies are identified, understood by all relevant affected parties, and have established resolution plans supported by adequate resources.

Customer Products and Services Assessment Committee — considers all matters relating to risks affecting us and our wholly- and majority-owned subsidiaries associated with new, expanded, or modified products or services and makes recommendations regarding proposed products or service offerings based on their inherent risks and controls.

Each business segment is primarily responsible and accountable for managing risks specific to its area utilizing formalized processes and procedures that have been developed by each division in collaboration with internal risk management partners to identify, monitor, manage and escalate the risks specific to that business segment’s activities. Our executive management team and internal risk management partners, including compliance, credit risk, human resources, legal, information technology, finance and accounting, and information security are responsible for providing our business segments with the training, systems and specialized expertise necessary to properly perform their risk management duties.

Our Significant Risks

Significant risks may be grouped into the following categories: (1) funding and liquidity; (2) operational; (3) political/reputational; (4) market; (5) credit; and (6) legal and compliance. More specific descriptions of the particular risks of each type we currently face are discussed in Item 1A “Risk Factors” above.

Funding and Liquidity Risk Management

Funding and liquidity risk involves our potential inability to fund liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations at reasonable market rates. Our primary liquidity objective is to ensure our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress. Our two primary liquidity risks involve our ongoing ability to originate Private Education Loans and retire indebtedness as it matures. Key objectives associated with our funding liquidity needs relate to our ability to access the capital markets at reasonable rates and to continue to maintain retail deposits and funding sources through the Bank.

Our funding and liquidity risk management activities are centralized within our Corporate Finance department, which is responsible for planning and executing our funding activities and strategies. We analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding sources depending on current market conditions. Funding and liquidity risks are overseen and recommendations approved primarily through our internal Asset and Liability Committee. The Finance and Operations Committee of the Board of Directors is responsible for periodically reviewing and approving our funding and liquidity positions and contingency funding plan. Our Board of Directors also receives regular reports on our performance against funding and liquidity plans at each meeting.

Operational Risk Management

Operational risk arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The cornerstone of our annual operational risk management program involves our Board of Directors’ approval of our annual strategic business plan and management’s recommendations for how to grow our business while focused on managing risks to acceptable parameters.

Our Board of Directors receives operations reports (which includes operating metrics and performance against annual plan) from our Chief Executive and Chief Operating Officers at each regularly scheduled meeting. Additionally, the Finance & Operations Committee receives business development updates regarding our various business initiatives that provide information and metrics about each key component of business operations. The Audit Committee of the Board of Directors receives periodic information security updates and reviews operational and systems-related matters to insure their implementation produce no significant internal control issues.

Operational risk exposures are managed through a combination of business line management and enterprise-wide oversight. Our Chief Operating Officer (“COO”) is responsible for all of our business operations (credit, servicing, collections, and technology). Management committees, comprised of senior managers and subject matter experts, focus on particular aspects of operational risk. Enterprise-wide oversight is conducted by a number of our internal risk management committees listed above. Most comprehensively, the Customer Products and Services Assessment Committee confirms that in connection with new, expanded, or modified products or services it recommends for approval that all significant risks are properly identified; adequate controls are in place to monitor risks to established, prudent limits; and monitoring of risk management activities, exposures, and issues are performed.

Market Risk Management

Market risk is the risk to our financial condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, credit spreads or equity prices. We are exposed to various types of market risk, in particular interest rate risk and other risks that arise through the management of our investment portfolio. Market risk exposures are managed through our internal Asset and Liability Committee. The responsibilities of this committee include: maintaining oversight and responsibility for all risks associated with managing our assets and liabilities, and recommending limits to be included in our risk appetite and investment structure. These activities are closely tied to those related to the management of our funding and liquidity risks. Consequently, the Finance and Operations Committee of the Board of Directors is also responsible for periodically reviewing and approving our investment and asset and liability management policies and contingency funding plan. The Finance and Operations Committee as well as our Chief Financial Officer report to the full Board of Directors on matters of market risk management.

Political and Reputation Risk Management

Political and reputation risk is the risk that changes in laws and regulations or actions affecting impacting our reputation could affect the profitability and sustainability of our business.

Management proactively assesses and manages political and reputation risk. Our government relations team of employees manages our review and response to all formal inquiries from members of Congress, state legislators, and their staff, including providing targeted messaging that reinforces our public policy goals. We review and consider political and reputational risks on an integrated basis in connection with the risk management oversight activities conducted in the various aspects of our business on matters as diverse as the launch of new products and services, our credit underwriting activities and how we fund our operations. Our public relations, marketing and media teams constantly monitor our perception in print, electronic and social media; actively provide assistance and support to our customers and other constituencies and maintain and promote the value of our considerable corporate brand. Significant political and reputation risks are reported to and monitored by the Finance and Operations Committee of our Board of Directors. Our Legal, Government Relations and Compliance groups efforts are coordinated through our General Counsel and regularly meet and collaborate with our Media and Investor Relations teams to provide more coordinated monitoring and management of our political and reputational risks.

Credit and Counterparty Risk Management

Credit and counterparty risk is the risk of loss stemming from one party’s failure to repay a loan or otherwise meet a contractual obligation. We have credit or counterparty risk exposure with borrowers and co-borrowers with whom we have made Private Education Loans, the various counterparties with whom we have entered into derivative contracts, the various issuers with whom we make investments, and with several higher education institutions related to academic facilities loans secured by real estate. Credit and counterparty risks are overseen by our Chief Credit Officer, his staff and the internal risk management committee he chairs. Our Chief Credit Officer reports regularly to our Board of Directors, Finance and Operations and Audit Committees with respect to the various matters of which each have oversight.

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

Compliance and Legal Risk Management

Compliance risk is the operational risk of legal or regulatory sanctions, financial loss or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations applicable to us. Legal risk arises, in part, from the potential that unenforceable contracts, lawsuits or adverse judgments can disrupt or otherwise negatively affect our operations or condition. These risks are inherent in all of our businesses. Both compliance and legal risk are sub-sets of operational risk but are recognized as a separate and complementary risk category given their importance in our business. We can be exposed to regulatory and compliance risk in key areas such as our private education lending, collections or loan servicing businesses if compliance with legal and regulatory requirements is not properly implemented, documented or tested, as well as when an oversight program does not include appropriate audit and control features.

The Audit Committee of our Board of Directors has oversight over the establishment of standards related to our monitoring and control of regulatory and compliance risks and the qualification of employees overseeing these risk management functions. The Audit Committee annually approves our Corporate Compliance Plan, has responsibility for considering significant breaches of our Code of Business Conduct and receives regular reports from executive management team members responsible for the regulatory and compliance risk management functions.

Primary ownership and responsibility for regulatory and compliance risk is placed with the business segments to manage their specific regulatory and compliance risks. Our Compliance group supports these activities by providing extensive training, monitoring and testing of the processes, policies and procedures utilized by our business segments, maintaining consumer lending regulatory and information security policies and procedures, and working in close coordination with our Legal group. Our Corporate Compliance Committee serves as a regular internal forum where key compliance issues and risks are discussed and business, compliance and legal professional review testing of existing regulatory compliance procedures and approve new or revised procedures.

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

Common Stock

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2011	2010	2009
Common stock repurchased	19,054,115	—	—
Average purchase price per share	$15.77	$—	$—

Shares repurchased related to employee stock-based compensation plans(1)	3,024,662	1,097,647	263,640
Average purchase price per share	$15.71	$13.44	$20.29

Authority remaining at end of period for repurchases	—	38,841,923	38,841,923
Common shares issued	3,886,217	1,803,683	536,134

(1) Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

The closing price of our common stock on December 31, 2011 was $13.40.

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2011, 509 million shares were issued and outstanding and 34.9 million shares were unissued but encumbered for outstanding stock options for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in Note 11, “Stock-Based Compensation Plans and Arrangements.”

In March 2011, we retired 70 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $1.9 billion, with corresponding decreases of $14 million in common stock and $1.9 billion in additional paid-in capital. There was no impact to total equity from this transaction.

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

Dividend and Share Repurchase Program

On June 17, 2011, September 16, 2011, and December 16, 2011, we paid a quarterly dividend of $.10 per share on our common stock, the first dividends paid since early 2007. In April 2011, we authorized the repurchase of up to $300 million of outstanding common stock in open market transactions and terminated all previous authorizations. During the second and third quarters of 2011, we repurchased 19.1 million shares for an aggregate purchase price of $300 million. With this action, we fully utilized this share repurchase authorization.

On January 26, 2012, we increased the quarterly dividend on our common stock to $.125 per share. The next such quarterly dividend will be paid on March 16, 2012. We also authorized the repurchase of up to $500 million of outstanding common stock in open market transactions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2011 and 2010, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise in 2012.

	As of December 31, 2011 Impact on Annual Earnings If:			As of December 31, 2010 Impact on Annual Earnings If:
	Interest Rates:		Funding Spreads	Interest Rates:		Funding Spreads
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$3	$61	$(419)	$(129)	$(140)	$(368)
Unrealized gains (losses) on derivative and hedging activities	493	814	(16)	131	82	(28)

Increase in net income before taxes	$496	$875	$(435)	$2	$(58)	$(396)

Increase in diluted earnings per common share	$.965	$1.702	$(.846)	$.004	$(0.110)	$(.746)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At December 31, 2011
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$134,196	$(665)	—%	$(1,335)	(1)%
Private Education Loans	33,968	—	—	—	—
Other earning assets	9,871	—	—	(1)	—
Other assets	8,943	(639)	(7)	(1,420)	(16)%

Total assets gain/(loss)	$186,978	$(1,304)	(1)%	$(2,756)	(1)%

Liabilities
Interest bearing liabilities	$171,152	$(730)	—%	$(2,002)	(1)%
Other liabilities	4,128	(617)	(15)	(801)	(19)

Total liabilities (gain)/loss	$175,280	$(1,347)	(1)%	$(2,803)	(2)%

	At December 31, 2010
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$147,163	$(649)	—%	$(1,318)	(1)%
Private Education Loans	30,949	—	—	—	—
Other earning assets	11,641	(1)	—	(2)	—
Other assets	9,449	(565)	(6)	(996)	(11)%

Total assets gain/(loss)	$199,202	$(1,215)	(1)%	$(2,316)	(1)%

Liabilities
Interest bearing liabilities	$187,959	$(704)	—%	$(1,938)	(1)%
Other liabilities	3,136	(217)	(7)	257	8

Total liabilities (gain)/loss	$191,095	$(921)	—%	$(1,681)	(1)%

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

During the years ended December 31, 2011 and 2010, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. The variance in the change in pre-tax income before unrealized gains (losses) on derivatives when comparing the 2011 analysis versus the 2010 analysis was the result of the SLC acquisition at December 31, 2010. In the 2010 analysis, the assets from the acquisition that earn Floor Income were reflected in the analysis at December 31, 2010, however, the Floor Income Contracts hedging these assets were not entered into until the first half of 2011. Therefore the 2010 analysis reflects a large decrease in this line from the loss of the unhedged Floor Income as rates were increased. In the 2011 analysis, this Floor Income had been hedged and the increase in the line resulted from a portion of our variable assets being funded with fixed rate debt. The large increase in the unrealized gains on derivatives and hedging activities line in the 2011 analysis versus the 2010 analysis, primarily is due to the impact of the additional Floor Income Contracts discussed above.

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

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign denominated corporate unsecured and securitization debt, our policy is to use cross currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In the current economic environment, volatility in the spread between spot and forward foreign exchange rates has resulted in material mark-to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is noncash, and at maturity of the instruments the cumulative mark-to-market impact will be zero.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2011. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(2)	Funding Gap
3-month Commercial paper(1)	daily	$129.6	$—	$129.6
3-month Treasury bill	weekly	7.6	—	7.6
Prime	annual	.7	—	.7
Prime	quarterly	4.9	—	4.9
Prime	monthly	21.8	—	21.8
Prime	daily	—	2.8	(2.8)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	120.3	(120.3)
1-month LIBOR	monthly	9.6	16.9	(7.3)
CMT/CPI Index	monthly/quarterly	—	1.6	(1.6)
Non Discrete reset(3)	monthly	—	32.8	(32.8)
Non Discrete reset(4)	daily/weekly	9.8	3.5	6.3
Fixed Rate(5)		8.8	15.4	(6.6)

Total		$193.3	$193.3	$—

(1)

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary — “Core Earnings” Basis — FFELP Loans Segment — FFELP Loans Net Interest Margin” for discussion regarding Consolidated Appropriations Act of 2012 and the effect it will have on the FFELP student lender payment index in 2012.

(2)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program facility and the FHLB-DM facility.

(4)

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

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(2)	Funding Gap
3-month Commercial paper(1)	daily	$129.6	$—	$129.6
3-month Treasury bill	weekly	7.6	1.8	5.8
Prime	annual	.7	—	.7
Prime	quarterly	4.9	—	4.9
Prime	monthly	21.8	4.5	17.3
Prime	daily	—	2.8	(2.8)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	20.2	(20.2)
3-month LIBOR	quarterly	—	79.0	(79.0)
1-month LIBOR	monthly	9.6	26.1	(16.5)
1-month LIBOR	daily	—	8.0	(8.0)
Non Discrete reset(3)	monthly	—	32.9	(32.9)
Non Discrete reset(4)	daily/weekly	9.8	3.5	6.3
Fixed Rate(5)		6.1	11.8	(5.7)

Total		$190.6	$190.6	$—

(1)

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary — “Core Earnings” Basis — FFELP Loans Segment — FFELP Loans Net Interest Margin” for discussion regarding Consolidated Appropriations Act of 2012 and the effect it will have on the FFELP student lender payment index in 2012.

(2)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program facility and the FHLB-DM facility.

(4)

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

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2011.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.6
Other loans	6.3
Cash and investments	0.1

Total earning assets	7.2

Borrowings
Short-term borrowings	0.3
Long-term borrowings	7.0

Total borrowings	5.9

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Managements’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management also used an IT governance framework that is based on the COSO framework, Control Objectives for Information and related Technology, which was issued by the Information Systems Audit and Control Association and the IT Governance Institute. Based on our assessment and those criteria, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Proxy Statement to be filed on Schedule 14A relating to our Annual Meeting of Shareholders (the “2012 Proxy Statement”) scheduled to be held on May 24, 2012, including information appearing under “Proposal 1: Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the 2012 Proxy Statement, is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the 2012 Proxy Statement, including information appearing under “Executive Compensation” and “Director Compensation” in the 2012 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2012 Proxy Statement, including information appearing under “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2012 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2012 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2012 Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the 2012 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” and “Equity Compensation Plan Information” in the 2012 Proxy Statement, is incorporated herein by reference.

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

4.  Appendices

Appendix A — Federal Family Education Loan Program

(b)  Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

3.2	Certificate of Designation of 7.25% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008).

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 21, 2011).

4.1	Indenture, dated as of October 1, 2000, between the Company and The Bank of New York Mellon, as successor to J.P. Morgan Chase Bank, National Association, formerly Chase Manhattan Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on October 5, 2000).

4.2	Fourth Supplemental Indenture, dated as of January 16, 2003, between the registrant and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on January 17, 2003).

4.3	Amended Fourth Supplemental Indenture, dated as of December 17, 2004, between the Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on December 17, 2004).

4.4	Second Amended Fourth Supplemental Indenture, dated as of July 22, 2008, between the Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on July 25, 2008).

4.5	Sixth Supplemental Indenture, dated as of October 15, 2008, between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on October 15, 2008).

4.6	Medium Term Note Master Note, Series A (incorporated by reference to Exhibit 4.1.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on November 7, 2001).

4.7	Medium Term Note Master Note, Series B (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on January 28, 2003).

10.1	Note Purchase and Security Agreement between Bluemont Funding 1; the Conduit Lenders; the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Banc of America Securities LLC; J.P. Morgan Securities Inc.; The Bank of New York Mellon Trust Company, “National Association; and Sallie Mae, Inc., dated January 15, 2010 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.2	Schedule of Contracts Substantially Identical to Exhibit 10.10 in all Material Respects: between Town Center Funding 1 LLC and Town Hall Funding I LLC (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.3*	Amendment No. 1 to Note Purchase and Security Agreement by and among Bluemont Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; J.P. Morgan Securities LLC and Merrill Lynch, Pierce Fenner Smith Incorporated, as Lead Arrangers; the Conduit Lenders, the Alternate Lenders and the LIBOR Lenders party thereto; JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; JPMorgan Chase Bank, N.A., as Syndication Agent; and Bank of America, N.A., as Administrative Agent, dated as of January 14, 2011.

10.4*	Amendment No. 1 to Note Purchase and Security Agreement by and among Town Center Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; J.P. Morgan Securities LLC and Merrill Lynch, Pierce Fenner Smith Incorporated, as Lead Arrangers; the Conduit Lenders, the Alternate Lenders and the LIBOR Lenders party thereto; JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; JPMorgan Chase Bank, N.A., as Syndication Agent; and Bank of America, N.A., as Administrative Agent, dated as of January 14, 2011.

10.5*	Amendment No. 1 to Note Purchase and Security Agreement by and among Town Hall Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; J.P. Morgan Securities LLC and Merrill Lynch, Pierce Fenner Smith Incorporated, as Lead Arrangers; the Conduit Lenders, the Alternate Lenders and the LIBOR Lenders party thereto; JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; JPMorgan Chase Bank, N.A., as Syndication Agent; and Bank of America, N.A., as Administrative Agent, dated as of January 14, 2011.

10.6*	Amendment No. 2 to Note Purchase and Security Agreement by and among Bluemont Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; JPMorgan Chase Bank, N.A, Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; and Bank of America, N.A., as Administrative Agent, dated as of August 2, 2011.

10.7*	Amendment No. 2 to Note Purchase and Security Agreement by and among Town Center Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; JPMorgan Chase Bank, N.A, Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; and Bank of America, N.A., as Administrative Agent, dated as of August 2, 2011.

10.8*	Amendment No. 2 to Note Purchase and Security Agreement by and among Town Hall Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; JPMorgan Chase Bank, N.A, Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; and Bank of America, N.A., as Administrative Agent, dated as of August 2, 2011.

10.9*	Amended and Restated Note Purchase and Security Agreement by and among Bluemont Funding I, as the Trust; the Conduit Lenders; the Alternate Lenders; the LIBOR Lenders; the Managing Agents; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Lead Arrangers; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; and Sallie Mae, Inc., as Administrator, dated as of January 13, 2012.

10.10*	Amended and Restated Note Purchase and Security Agreement by and among Town Center Funding I, as the Trust; the Conduit Lenders; the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Lead Arrangers; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; and Sallie Mae, Inc., as Administrator, dated as of January 13, 2012.

10.11*	Amended and Restated Note Purchase and Security Agreement by and among Town Hall Funding I, as the Trust; the Conduit Lenders; the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Lead Arrangers; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; and Sallie Mae, Inc., as Administrator, dated as of January 13, 2012.

10.12	Affiliate Collateral Pledge and Security Agreement between SLM Education Credit Finance Corporation, HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.13	Advances, Pledge and Security Agreement between HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.14	Asset Purchase Agreement between The Student Loan Corporation; Citibank, N.A.; Citibank (South Dakota) National Association; SLC Student Loan Receivables I, Inc., SLM Corporation, Bull Run 1 LLC, SLM Education Credit Finance Corporation and Sallie Mae, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010).

10.15†	Retainer Agreement between Anthony P. Terracciano and the Company, dated January 7, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.16†	Amendment to Retainer Agreement Anthony Terracciano and the Company, dated December 24, 2009 (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.17†	Second Amendment to Retainer Agreement between Anthony P. Terracciano and the Company, dated September 23, 2010 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.18†	Employment Agreement between John F. Remondi and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.19†	Employment Agreement between Joseph DePaulo and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.20†	Employment Agreement between Laurent C. Lutz and the Company (incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.21†	Confidential Agreement and Release of John (Jack) Hewes (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.22†	Form of SLM Corporation Executive Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.23†	Form of SLM Corporation Change in Control Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.24†*	Form of Director’s Indemnification Agreement.

10.25†*	Sallie Mae 401(k) Savings Plan.

10.26†*	Amendment Number One to the Sallie Mae 401(k) Savings Plan.

10.27†*	Amendment Number Two to the Sallie Mae 401(k) Savings Plan.

10.28†	Sallie Mae Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.29†	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2009 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.30†*	SLM Corporation Deferred Compensation Plan for Directors.

10.31†	Sallie Mae Supplemental Cash Account Retirement Plan (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.32†	Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of February 15, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2011).

10.33†	SLM Holding Corporation Directors Stock Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 001-13251), as filed with the Securities and Exchange Commission on April 10, 1998).

10.34†	SLM Holding Corporation Management Incentive Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 001-13251), as filed on April 10, 1998).

10.35†	Form of Stock Option Agreement, SLM Corporation Incentive Plan, ISO, Price-Vested with Replacements 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (file no. 001-13251) filed on November 9, 2004).

10.36†	Form of Stock Option Agreement, SLM Corporation Incentive Plan, Non-Qualified, Price-Vested Options-2004 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (file no. 001-13251) filed on November 9, 2004).

10.37†	Amended and Restated SLM Corporation Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.38†	Director’s Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.39†	Form of Stock Option Agreement SLM Corporation Incentive Plan Net-Settled, Price-Vested Options — 1 year minimum — 2006 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K (file no. 001-13251) filed on March 9, 2006).

10.40†	Form of SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.41†	Form of SLM Corporation Incentive Plan Performance Stock Term Sheet, “Core Earnings” Net Income Target-Sustained Performance, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.42†	SLM Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.43†	SLM Corporation 2009-2012 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.44†	Form of SLM Corporation Directors Equity Plan Non-Employee Director Restricted Stock Agreement 2009 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.45†	Form of SLM Corporation Directors Equity Plan Non-Employee Director Stock Option Agreement 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.46†	Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options – 2010 (incorporated by reference to Exhibit 10. 7 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.47†	Form of SLM Corporation 2009-2012 Incentive Plan Performance Stock Award Term Sheet, Time Vested – 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.48†	Amendment to Stock Option and Restricted/Performance Stock Terms (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.49†	Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options – 2011 (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.50†	Form of SLM Corporation 2009-2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet, Time Vested – 2011 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated December 6, 2011 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on December 6, 2011).

21.1*	List of Subsidiaries.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 27, 2012

SLM CORPORATION

By:	/S/ ALBERT L. LORD
Albert L. Lord Vice Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT L. LORD Albert L. Lord	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/S/ JONATHAN C. CLARK Jonathan C. Clark	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012

/S/ ANTHONY P. TERRACCIANO Anthony P. Terracciano	Chairman of the Board of Directors	February 27, 2012

/S/ ANN TORRE BATES Ann Torre Bates	Director	February 27, 2012

/S/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Director	February 27, 2012

/S/ DIANE SUITT GILLELAND Diane Suitt Gilleland	Director	February 27, 2012

/S/ EARL A. GOODE Earl A. Goode	Director	February 27, 2012

/S/ RONALD F. HUNT Ronald F. Hunt	Director	February 27, 2012

/S/ MICHAEL E. MARTIN Michael E. Martin	Director	February 27, 2012

/S/ BARRY A. MUNITZ Barry A. Munitz	Director	February 27, 2012

/S/ HOWARD H. NEWMAN Howard H. Newman	Director	February 27, 2012

/S/ A. ALEXANDER PORTER, JR. A. Alexander Porter, Jr.	Director	February 27, 2012

/S/ FRANK C. PULEO Frank C. Puleo	Director	February 27, 2012

Signature	Title	Date

/S/ WOLFGANG SCHOELLKOPF Wolfgang Schoellkopf	Director	February 27, 2012

/S/ STEVEN L. SHAPIRO Steven L. Shapiro	Director	February 27, 2012

/S/ J. TERRY STRANGE J. Terry Strange	Director	February 27, 2012

/S/ BARRY L. WILLIAMS Barry L. Williams	Director	February 27, 2012

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SLM Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, VA

February 27, 2012

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2011	December 31, 2010
Assets
FFELP Loans (net of allowance for losses of $187 and $189, respectively)	$138,130	$148,649
Private Education Loans (net of allowance for losses of $2,171 and $2,022 respectively)	36,290	35,656
Investments
Available-for-sale	70	83
Other	1,052	873

Total investments	1,122	956
Cash and cash equivalents	2,794	4,343
Restricted cash and investments	5,873	6,255
Goodwill and acquired intangible assets, net	478	478
Other assets	8,658	8,970

Total assets	$193,345	$205,307

Liabilities
Short-term borrowings	$29,573	$33,616
Long-term borrowings	154,393	163,543
Other liabilities	4,128	3,136

Total liabilities	188,094	200,295

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $.20 per share, 1.125 billion shares authorized: 529 million and 595 million shares issued, respectively	106	119
Additional paid-in capital	4,136	5,940
Accumulated other comprehensive loss (net of tax benefit of $8 and $26, respectively)	(14)	(45)
Retained earnings	770	309

Total SLM Corporation stockholders’ equity before treasury stock	5,563	6,888
Less: Common stock held in treasury at cost: 20 million and 68 million shares, respectively	320	1,876

Total SLM Corporation stockholders’ equity	5,243	5,012
Noncontrolling interest	8	—

Total equity	5,251	5,012

Total liabilities and equity	$193,345	$205,307

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2011	December 31, 2010
FFELP Loans	$135,536	$145,750
Private Education Loans	24,962	24,355
Restricted cash and investments	5,609	5,983
Other assets	2,638	3,706
Short-term borrowings	21,313	24,484
Long-term borrowings	134,533	142,244

Net assets of consolidated variable interest entities	$12,899	$13,066

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Interest income:
FFELP Loans	$3,461	$3,345	$3,094
Private Education Loans	2,429	2,353	1,582
Other loans	21	30	56
Cash and investments	19	26	26

Total interest income	5,930	5,754	4,758
Total interest expense	2,401	2,275	3,035

Net interest income	3,529	3,479	1,723
Less: provisions for loan losses	1,295	1,419	1,119

Net interest income after provisions for loan losses	2,234	2,060	604

Other income (loss):
Securitization servicing and Residual Interest revenue	—	—	295
Gains (losses) on loans and investments, net	(35)	325	284
Losses on derivative and hedging activities, net	(959)	(361)	(604)
Servicing revenue	381	405	440
Contingency revenue	333	330	294
Gains on debt repurchases	38	317	536
Other	68	6	88

Total other income (loss)	(174)	1,022	1,333

Expenses:
Salaries and benefits	521	561	540
Other operating expenses	579	647	503

Total operating expenses	1,100	1,208	1,043
Goodwill and acquired intangible assets impairment and amortization expense	24	699	76
Restructuring expenses	9	85	10

Total expenses	1,133	1,992	1,129

Income from continuing operations, before income tax expense	927	1,090	808
Income tax expense	328	493	264

Net income from continuing operations	599	597	544
Income (loss) from discontinued operations, net of tax expense (benefit)	33	(67)	(220)

Net income	632	530	324
Less: net loss attributable to noncontrolling interest	(1)	—	—

Net income attributable to SLM Corporation	633	530	324
Preferred stock dividends	18	72	146

Net income attributable to SLM Corporation common stock	$615	$458	$178

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.13	$1.08	$.85
Discontinued operations	.06	(.14)	(.47)

Total	$1.19	$.94	$.38

Average common shares outstanding	517	487	471

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.12	$1.08	$.85
Discontinued operations	.06	(.14)	(.47)

Total	$1.18	$.94	$.38

Average common and common equivalent shares outstanding	523	488	472

Dividends per common share attributable to SLM Corporation	$.30	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

		Issued	Treasury	Outstanding
Balance at December 31, 2008	8,449,770	534,411,271	(66,958,400)	467,452,871	$1,714	$108	$4,684	$(77)	$426	$(1,856)	$4,999	$7	$5,006
Comprehensive income:
Net income (loss)									324		324		324
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on investments, net of tax								3			3		3
Change in unrealized gains (losses) on derivatives, net of tax								40			40		40
Defined benefit pension plans adjustment								(7)			(7)		(7)

Comprehensive income (loss)											360		360
Cash dividends:
Preferred stock, series A ($3.49 per share)									(11)		(11)		(11)
Preferred stock, series B ($1.76 per share)									(7)		(7)		(7)
Preferred stock, series C ($72.50 per share)									(97)		(97)		(97)
Issuance of common shares		536,036	98	536,134			3				3		3
Preferred stock issuance costs and related amortization							1		(1)		—		—
Conversion of preferred shares	(339,400)	17,272,269		17,272,269	(339)	3	366		(30)		—		—
Tax benefit related to employee stock-based compensation plans							(9)				(9)		(9)
Stock-based compensation expense							47				47		47
Shares repurchased related to employee stock-based compensation plans			(263,640)	(263,640)						(6)	(6)		(6)
Sale of international Purchased Paper — Non-Mortgage business											—	(7)	(7)

Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375	$111	$5,092	$(41)	$604	$(1,862)	$5,279	$—	$5,279

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

		Issued	Treasury	Outstanding
Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375	$111	$5,092	$(41)	$604	$(1,862)	$5,279	$—	$5,279
Comprehensive income:
Net income									530		530		530
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1			1		1
Change in unrealized gains (losses) on derivatives, net of tax								5			5		5
Defined benefit pension plans adjustment								(10)			(10)		(10)

Comprehensive income											526		526
Cash dividends:
Preferred stock, series A ($3.49 per share)									(12)		(12)		(12)
Preferred stock, series B ($1.05 per share)									(4)		(4)		(4)
Preferred stock, series C ($72.50 per share)									(56)		(56)		(56)
Issuance of common shares		1,803,683		1,803,683			16				16		16
Conversion of preferred shares	(810,370)	41,240,215		41,240,215	(810)	8	802				—		—
Tax benefit related to employee stock-based compensation plans							(9)				(9)		(9)
Stock-based compensation expense							39				39		39
Cumulative effect of accounting change									(753)		(753)		(753)
Shares repurchased related to employee stock-based compensation plans			(1,097,647)	(1,097,647)						(14)	(14)	—	(14)

Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565	$119	$5,940	$(45)	$309	$(1,876)	$5,012	$—	$5,012

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

		Issued	Treasury	Outstanding
Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565	$119	$5,940	$(45)	$309	$(1,876)	$5,012	$—	$5,012
Comprehensive income:
Net income									633		633	(1)	632
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								2			2		2
Change in unrealized gains (losses) on derivatives, net of tax								31			31		31
Defined benefit pension plans adjustment								(2)			(2)		(2)

Comprehensive income											664	(1)	663
Cash dividends:
Common stock ($.30 per share)									(154)		(154)		(154)
Preferred stock, series A ($3.49 per share)									(12)		(12)		(12)
Preferred stock, series B ($1.59 per share)									(6)		(6)		(6)
Issuance of common shares		3,886,217		3,886,217		1	40				41		41
Retirement of common stock in treasury		(70,074,369)	70,074,369	—		(14)	(1,890)			1,904	—		—
Tax benefit related to employee stock-based compensation plans							(10)				(10)		(10)
Stock-based compensation expense							56				56		56
Common stock repurchased			(19,054,115)	(19,054,115)						(300)	(300)		(300)
Shares repurchased related to employee stock-based compensation plans			(3,024,662)	(3,024,662)						(48)	(48)		(48)
Acquisition of noncontrolling interest											—	9	9

Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net income attributable to SLM Corporation	$633	$530	$324
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	(33)	67	220
(Gains) losses on loans and investments, net	35	(6)	1
(Gains) on debt repurchases	(38)	(317)	(536)
Goodwill and acquired intangible assets impairment and amortization expense	24	699	76
Stock-based compensation cost	56	40	51
Unrealized (gains)/losses on derivative and hedging activities	145	(478)	324
Provisions for loan losses	1,295	1,419	1,119
Student loans originated for sale, net	—	(9,648)	(19,100)
Decrease (increase) in restricted cash — other	15	(2)	40
Decrease (increase) in accrued interest receivable	463	(4)	894
Increase (decrease) in accrued interest payable	75	(77)	(517)
Adjustment for non-cash loss related to Retained Interest	—	—	330
Decrease in other assets	423	1,206	375
(Decrease) in other liabilities	(12)	(121)	(30)

Cash provided by (used in) operating activities — continuing operations	3,081	(6,692)	(16,429)

Cash provided by operating activities — discontinued operations	—	—	515

Total net cash provided by (used in) operating activities	3,081	(6,692)	(15,914)

Investing activities
Student loans acquired	(3,888)	(4,611)	(5,973)
Loans purchased from securitized trusts	—	—	(6)
Reduction of student loans:
Installment payments, claims and other	12,290	9,812	7,319
Proceeds from sales of student loans	753	588	788
Other investing activities, net	(210)	(96)	(419)
Purchases of available-for-sale securities	(142)	(38,303)	(128,478)
Proceeds from maturities of available-for-sale securities	193	39,465	128,052
Purchases of held-to-maturity and other securities	(277)	(142)	(1)
Proceeds from maturities of held-to-maturity securities and other securities	265	136	79
Decrease (increase) in restricted cash — variable interest entities	376	426	(1,180)

Cash provided by investing activities — continuing operations	9,360	7,275	181

Cash provided by investing activities — discontinued operations	114	139	130

Total net cash provided by investing activities	9,474	7,414	311

Financing activities
Borrowings collateralized by loans in trust — issued	4,553	5,917	12,998
Borrowings collateralized by loans in trust — repaid	(13,408)	(10,636)	(5,690)
Asset-backed commercial paper conduits, net	887	(2,060)	(16,138)
ED Participation Program, net	—	11,252	19,302
ED Conduit Program facility, net	(3,172)	664	14,314
Other short-term borrowings issued	239	—	298
Other short-term borrowings repaid	(38)	(168)	(1,435)
Other long-term borrowings issued	2,354	1,464	4,333
Other long-term borrowings repaid	(6,498)	(9,955)	(9,504)
Other financing activities, net	696	(21)	(955)
Retail and other deposits, net	754	1,166	204
Other	1	—	(8)
Common stock repurchased	(300)	—	—
Common stock dividends paid	(154)	—	—
Preferred dividends paid	(18)	(72)	(116)

Net cash (used in) provided by financing activities	(14,104)	(2,449)	17,603

Net (decrease) increase in cash and cash equivalents	(1,549)	(1,727)	2,000
Cash and cash equivalents at beginning of year	4,343	6,070	4,070

Cash and cash equivalents at end of year	$2,794	$4,343	$6,070

Cash disbursements made (refunds received) for:
Interest	$2,413	$2,372	$3,657

Income taxes paid	$559	$200	$328

Income taxes (received)	$(37)	$(628)	$(30)

Noncash activity:
Investing activity — Student loans and other assets acquired	$783	$25,638	$—

Operating activity — Other assets acquired and other liabilities assumed, net	$19	$376	$—

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$802	$26,014	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

SLM Corporation (“we”, “us”, “our”, or the “Company”) is a holding company that operates through a number of subsidiaries. We were formed in 1972 as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for federal student loans. In 2004, we completed our transformation to a private company through our wind-down of the GSE. The GSE’s outstanding obligations were placed into a Master Defeasance Trust Agreement as of December 29, 2004, which was fully collateralized by direct, noncallable obligations of the United States.

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

On March 30, 2010, President Obama signed into law H.R. 4872, the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which included the SAFRA Act. Effective July 1, 2010, legislation eliminated the authority to originate new loans under FFELP and required that all new federal loans be made through the Direct Student Loan Program (“DSLP”). Consequently, we no longer originate FFELP Loans. Net interest income from our FFELP Loan portfolio and fees associated with servicing FFELP Loans and collecting on delinquent and defaulted FFELP Loans on behalf of Guarantors has been our largest source of income. The law does not alter or affect the terms and conditions of existing FFELP Loans.

2.	Significant Accounting Policies

Use of Estimates

Our financial reporting and accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include the allowance for loan losses, the effective interest rate method (amortization of student loan and debt premiums and discounts), fair value measurements, goodwill and acquired intangible asset impairment assessments, and derivative accounting.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

January 1, 2010. The historical cost basis is the basis that would exist if these securitization trusts had remained on-balance sheet since they settled. The new guidance did not change the accounting of any other VIEs in which we had a variable interest as of January 1, 2010.

After the adoption of the new accounting guidance, our results of operations no longer reflect securitization, servicing and Residual Interest revenue related to these securitization trusts, but instead report interest income, provisions for loan losses associated with the securitized assets and interest expense associated with the debt issued from the securitization trusts to third parties, consistent with our accounting treatment of prior on-balance sheet securitization trusts.

The following table summarizes the change in the consolidated balance sheet resulting from the consolidation of the off-balance sheet securitization trusts upon the adoption of the new consolidation accounting guidance.

(Dollars in millions)	At January 1, 2010
FFELP Stafford Loans (net of allowance of $15)	$5,500
FFELP Consolidation Loans (net of allowance of $10)	14,797
Private Education Loans (net of allowance of $524)	12,341

Total student loans	32,638
Restricted cash and investments	1,041
Other assets	1,370

Total assets consolidated	35,049

Long-term borrowings	34,403
Other liabilities	6

Total liabilities consolidated	34,409

Net assets consolidated on balance sheet	640
Less: Residual Interest removed from balance sheet	1,828

Cumulative effect of accounting change before taxes	(1,188)

Tax effect	434

Cumulative effect of accounting change after taxes recorded to retained earnings	$(754)

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our financial statements. Fair value measurements are used in one of four ways:

•	In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;

•	In the consolidated balance sheet with changes in fair value recorded in the accumulated other comprehensive income section of the consolidated statement of changes in stockholders’ equity;

•	In the consolidated balance sheet for instruments carried at lower of cost or fair value with impairment charges recorded in the consolidated statement of income; and

•	In the notes to the financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities), relying first on observable data from active markets. Depending on current market conditions, additional adjustments to fair value may be based on factors such as liquidity, credit, and bid/offer spreads. Transaction costs are not included in the determination of fair value. When possible, we seek to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

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

Loans

Loans, consisting primarily of federally insured student loans and Private Education Loans, that we have the ability and intent to hold for the foreseeable future are classified as held for investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans we have not classified as held-for-investment are classified as held-for-sale, and carried at the lower of cost or fair value. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, there is no further adjustment to the loan’s allowance for loan loss that existed immediately prior to the reclassification to held-for-sale.

As market conditions permit, we may securitize loans as a source of financing for those loans. If we elect to use a securitization program to finance loans, loans are selected based on the required characteristics to structure the desired transaction at the most favorable financing terms (e.g., type of loan, mix of interim vs. repayment status, credit rating and maturity dates). Due to some of the structuring terms, certain transactions may qualify for sale treatment while others do not qualify for sale treatment and are recorded as financings.

All of our student loans, except for those which were sold under the U.S. Department of Education’s (“ED’s”) Purchase Program, as defined and discussed below, are initially categorized as held-for-investment until there is certainty as to each specific loan’s ultimate financing because we do not securitize all loans and currently all of our securitizations do not qualify for sales treatment. It is only when we have selected the loans to

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

securitize and that securitization transaction qualifies as a sale do we transfer the loans into the held-for-sale classification and carry them at the lower of cost or fair value. If we anticipate recognizing a gain related to the impending securitization, then the fair value of the loans is higher than their respective cost basis and no valuation allowance is recorded.

Under The Ensuring Continued Access to Student Loans Act of 2008 (“ECASLA”), ED implemented the Loan Purchase Commitment Program (the “Purchase Program”) and Loan Participation Purchase Program (the “Participation Program”). Under the Purchase Program, ED agreed to purchase eligible FFELP Loans at a set price by September 30, 2010 at our option. Because we had the intent to sell such loans to ED we classified all loans eligible to be sold to ED under the Purchase Program as held-for-sale. These loans were included in the “FFELP Stafford Held-for-Sale Loans” line on our consolidated balance sheets.

Student Loan Income

For loans classified as held-for-investment, we recognize student loan interest income as earned, adjusted for the amortization of premiums and capitalized direct origination costs, accretion of discounts, and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions, and to estimates related to Repayment Borrower Benefits. The estimate of the prepayment speed includes the effect of consolidations, voluntary prepayments and student loan defaults, all of which shorten the life-of-loan. Prepayment speed estimates also consider the utilization of deferment, forbearance and extended repayment plans which lengthen the life-of-loan. For Repayment Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. If our expectation is that the utilization of Repayment Borrower Benefits was to increase in future periods, it would reduce our current student loan yield. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. We also pay an annual 105 basis point Consolidation Loan Rebate Fee on FFELP Consolidation Loans which is netted against student loan interest income. Additionally, interest earned on student loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. We do not amortize any premiums, discounts or other adjustments to the basis of student loans when they are classified as held-for-sale.

Allowance for Loan Losses

We consider a loan to be impaired when, based on current information, a loss has been incurred and it is probable that we will not receive all contractual amounts due. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. We generally evaluate impaired loans on an aggregate basis by grouping similar loans. Impaired loans also include those loans which are individually assessed and measured for impairment, such as in a troubled debt restructuring. We maintain an allowance for loan losses at an amount sufficient to absorb losses incurred in our portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio.

In determining the allowance for loan losses, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we expect to recover over time related to the defaulted amount. Our historical experience indicates that, on average, the time between the date that a borrower experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is two years. Additionally we estimate an allowance amount sufficient to cover life-of-loan expected losses for loans classified as a troubled debt

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

restructuring (see “Allowance for Private Education Loan Losses” to this Note 2). We start with historical experience of customer default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical default rates. We also take the economic environment into consideration when calculating the allowance for loan loss. We analyze key economic statistics and the effect we expect it to have on future defaults. Key economic statistics analyzed as part of the allowance for loan loss are unemployment rates (total and specific to college graduates) and other asset type delinquency rates (e.g., credit cards and mortgages). Significantly more judgment has been required over the last several years, compared with years prior, in light of the recent downturn in the U.S. economy and high levels of unemployment and its effect on our customer’s ability to pay their obligations.

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

Allowance for Private Education Loan Losses

We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider school type, credit score, existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on our determination of the adequacy of our allowance for loan losses. The type of school borrowers attend can have an impact on their job prospects after graduation and therefore affects their ability to make payments. Credit scores are an indicator of the credit worthiness of a borrower and the higher the credit score the more likely it is the borrower will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than an up-to-date loan. Additionally, loans in a deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of borrower payment behavior in connection with the key credit quality indicators and incorporate management expectation regarding macroeconomic and collection procedure factors. Similar to estimating defaults, we use historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

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

In the first quarter of 2011, we implemented a new model to estimate the Private Education Loan default amount. Both the prior model and new model are considered “migration models”. Our prior allowance model (in place through December 31, 2010) segmented the portfolio into categories of similar risk characteristics of which we consider school type, credit scores, existence of a cosigner, loan status and loan seasoning as the key credit quality indicators. Our new model uses these credit quality indicators, but incorporates a more granular segmentation of seasoning data into the calculation. Another change in the new allowance model relates to the historical period of experience that we use as a starting point for projecting future defaults. Our new model is based upon a seasonal average, adjusted to the most recent three to six months of actual collection experience as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our previous model primarily used a one-year historical default experience period and incorporated the estimated impact of macroeconomic factors and collection procedure changes on a qualitative basis. Our current model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. While we incorporated the new model in the first quarter of 2011, the overall process for calculating the appropriate amount of allowance for Private Education Loan loss did not change. Significantly more judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customers’ ability to pay their obligations. We believe that the current model more accurately reflects recent borrower behavior, loan performance and collection performance, as well as expectations about economic factors. There was no adjustment to our allowance for loan losses upon implementing this new default projection model in the first quarter of 2011.

On July 1, 2011, we adopted new guidance that clarified when a loan restructuring constitutes a troubled debt restructuring (“TDR”). In applying the new guidance we determined that certain Private Education Loans for which we granted forbearance of greater than three months are classified as troubled debt restructurings. If a loan meets the criteria for troubled debt accounting then an allowance for loan loss is established which represents the present value of the losses that are expected to occur over the remaining life of the loan. This accounting results in a higher allowance for loan losses than our previously established allowance for these loans as our previous allowance for these loans represented an estimate of charge-offs expected to occur over the next two years (two years being our loss confirmation period). The new accounting guidance was effective as of July 1, 2011 but was required to be applied retrospectively to January 1, 2011. This resulted in $124 million of additional provision for loan losses in the third quarter of 2011 from approximately $3.8 billion of student loans being classified as troubled debt restructurings. This new accounting guidance is only applied to certain borrowers who use their fourth or greater month of forbearance during the time period this new guidance is effective. This new accounting guidance has the effect of accelerating the recognition of expected losses related to our Private Education Loan portfolio. The increase in the provision for losses as a result of this new accounting guidance does not reflect a decrease in credit expectations of the portfolio or an increase in the expected life-of-loan losses related to this portfolio. We believe forbearance is an accepted and effective collections and risk management tool for Private Education Loans. We plan to continue to use forbearance and as a result, we expect to have additional loans classified as troubled debt restructurings in the future (see “Note 4 — Allowance for Loan Losses” for a further discussion on the use of forbearance as a collection tool).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

As part of concluding on the adequacy of the allowance for loan loss, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Certain Private Education Loans do not require borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are generally low while the borrower is in school. At December 31, 2011, 17 percent of the principal balance in the higher education Private Education Loan portfolio was related to borrowers who are in an in-school/grace/deferment status and not required to make payments. As this population of borrowers leaves school, they will be required to begin payments on their loans, and the allowance for loan losses may change accordingly.

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

Allowance for FFELP Loan Losses

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

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

Cash and Cash Equivalents

Cash and cash equivalents includes term federal funds, Eurodollar deposits, commercial paper, asset-backed commercial paper, treasuries, money market funds and bank deposits with original terms to maturity of less than three months.

Restricted Cash and Investments

Restricted cash primarily includes amounts held in student loan securitization trusts and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities.

In connection with our tuition payment plan product, we receive payments from customers that in turn is owed to schools. This cash, a majority of which has been deposited at Sallie Mae Bank (“the Bank”), our Utah

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

industrial bank subsidiary, is held in escrow for the beneficial owners. In addition, the cash rebates that Upromise members earn from qualifying purchases from Upromise’s participating companies are held in trust for the benefit of the members. This cash is held pursuant to a trust document until distributed in accordance with the Upromise member’s request and/or the terms of the Upromise service agreement. Upromise, which acts as the trustee for the trust, has deposited a majority of the cash with the Bank pursuant to a money market deposit account agreement between the Bank and Upromise as trustee of the trust. Subject to capital requirements and other laws, regulations and restrictions applicable to Utah industrial banks, the cash that is deposited with the Bank in connection with the tuition payment plan and the Upromise rebates described above is not restricted and, accordingly, is not included in restricted cash and investments in our consolidated financial statements, as there is no restriction surrounding our use of the funds.

Securities pledged as collateral related to our derivative portfolio, where the counterparty has rights to replace the securities, are classified as restricted. When the counterparty does not have these rights, the security is recorded in investments and disclosed as pledged collateral in the notes. Additionally, certain counterparties require cash collateral pledged to us to be segregated and held in restricted cash accounts. Cash balances that our indentured trusts deposit in guaranteed investment contracts that are held in trust for the related note holders are classified as restricted investments. Finally, cash received from lending institutions that is invested pending disbursement for student loans is restricted and cannot be disbursed for any other purpose.

Investments

Our available-for-sale investment portfolio consists of investments that are AAA equivalent securities and are carried at fair value, with the temporary changes in fair value carried as a separate component of stockholders’ equity, net of taxes. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability to retain the investment to allow for an anticipated recovery in fair value. The entire fair value loss on a security that is other-than-temporary impairment is recorded in earnings if we intend to sell the security or if it is more likely than not that we will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and those two conditions do not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income. Securities classified as trading are accounted for at fair value with unrealized gains and losses included in investment income. Securities that we have the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In this case it is accounted for in the same manner described above.

We also have other investments, including a receivable for cash collateral posted to derivative counterparties and our remaining investment in leveraged aircraft leases. These investments are accounted for at amortized cost net of impairments in other investments.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge basis adjustments are recognized using the effective interest rate method.

In addition, three TALF eligible Private Education Loan securitizations issued in 2009 are callable at a discount of 93 or 94 percent of the outstanding principal (depending on the terms of the note). The first call dates occur between two and one-half to four years from the original issue date (depending on the terms of the note) and the note is eligible to be called until the end of the call period which lasts six to twelve months. We have concluded that it is probable we will call these bonds at the call date at the respective discount. Probability is based on the our assessment of whether these bonds can be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, we are accreting this call discount as a reduction to interest expense through the first call date using the effective interest rate method. If it becomes less than probable we will call these bonds at a future date, it will result in us reversing this prior accretion as a cumulative catch-up adjustment. We have accreted approximately $278 million, cumulatively, as a reduction of interest expense through December 31, 2011. As of January 2012, two of the three TALF deals had been called by us resulting in $238 million of the $278 million of interest accretion being realized. The third deal is first callable in August 2013.

Transfer of Financial Assets and Extinguishments of Liabilities

We account for loan sales and debt repurchases in accordance with the applicable accounting guidance. Our securitizations, indentured trust debt, ABCP borrowings, ED Conduit and ED Participation Program facility are accounted for as on-balance sheet secured borrowings. See “Securitization Accounting” of this Note 2 for further discussion on the criteria assessed to determine whether a transfer of financial assets is a sale or a secured borrowing. If a transfer of loans qualifies as a sale we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received.

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

Securitization Accounting

Our securitizations use a two-step structure with a special purpose entity that legally isolates the transferred assets from us, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. In all cases, irrespective of whether they qualify as accounting sales our securitizations are legally structured to be sales of assets that isolate the transferred assets from us. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust and are required to consolidate such trust. (See “Consolidation” of this Note 2.) If we are the primary beneficiary then no gain or loss is recognized.

We assess the financial structure of each securitization to determine whether the trust or other securitization vehicle meets the sale criteria and account for the transaction accordingly. Prior to January 1, 2010 when the new accounting guidance for transfers of financial instruments was implemented which eliminated the concept of a qualified special purpose entity (“QSPE”), certain trusts would qualify as a QSPE and be accounted for as off-balance sheet trusts if they met all of the applicable criteria.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Prior to the adoption on January 1, 2010 of the new accounting guidance that eliminated the concept of QSPEs, in certain securitizations there were terms present within the deal structure that resulted in such securitizations not qualifying for sale treatment by failing to meet the criteria required for the securitization entity (trust) to be a QSPE. Accordingly, these securitization trusts were accounted for as VIEs. Because we were considered the primary beneficiary in such VIEs, the transfer was deemed a financing and the trust was consolidated in our financial statements. The terms present in these structures that prevented sale treatment were: (1) we hold rights that can affect the remarketing of specific trust bonds that are not significantly limited in nature, (2) the trust has the right to enter into interest rate cap agreements after its settlement date that do not relate to the reissuance of third-party beneficial interests or (3) we hold an unconditional call option related to a certain percentage of trust assets.

Subsequent to the adoption of the new accounting guidance regarding consolidations and the transfers of financial instruments on January 1, 2010, all of our securitizations trusts that had previously been accounted for off-balance sheet were consolidated. In addition, we have consolidated all subsequent securitization trusts pursuant to the new consolidation accounting guidance. See “Consolidation” of this Note 2 for additional information regarding the accounting rules for consolidation and the effect of the application of the new guidance as we are the primary beneficiary of these trusts.

Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:

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

The investors of the securitization trusts have no recourse to our other assets should there be a failure of the trusts to pay when due. Generally, the only arrangements under which we have to provide financial support to the trusts are:

•	representation and warranty violations requiring the buyback of loans; and

•	funding specific cash accounts within certain trusts related to the remarketing of certain bonds.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

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

Retained Interest in Off-Balance Sheet Securitized Loans

Prior to the adoption of the new consolidation accounting rules on January 1, 2010, certain of our securitization transactions qualified as sales and we retained the Residual Interests in the trusts as well as servicing rights (all of which are referred to as our Retained Interest in off-balance sheet securitized loans). The following accounting policies were applied prior to the January 1, 2010 adoption of the new consolidation accounting guidance which required us to consolidate all of our previously off-balance sheet trusts and therefore eliminated any accounting for Residual Interests.

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

We also receive income for servicing the loans in our securitization trusts which was recognized as earned. We assessed the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation. To the extent such compensation was determined to be no more or less than adequate compensation, no servicing asset or obligation was recorded at the time of securitization. Servicing rights are subsequently carried at the lower of cost or market. We do not record servicing assets or servicing liabilities when our securitization trusts are accounted for as on-balance sheet secured financings. As of December 31, 2011 and 2010, all of our securitization trusts are on-balance sheet and as a result we do not have servicing assets or liabilities recorded on the consolidated balance sheet related to our securitization trusts.

Derivative Accounting

The accounting guidance for our derivative instruments, which includes interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts and Floor Income Contracts, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

recorded at fair value on the balance sheet as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see “Note 7—Derivative Instruments—Risk Management Strategy”) exclusive of accrued interest and cash collateral held or pledged.

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

Servicing Revenue

Servicing revenue includes third-party loan servicing, account asset servicing, Campus Solutions revenue and Guarantor servicing revenue.

We perform loan servicing functions for third-parties in return for a servicing fee. Our compensation is typically based on a per-unit fee arrangement or a percentage of the loans outstanding. We recognize servicing revenues associated with these activities based upon the contractual arrangements as the services are rendered. We recognize late fees and forbearance fees on third-party serviced loans as well as on loans in our portfolio according to the contractual provisions of the promissory notes, as well as our expectation of collectability.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

We earn fees in our Campus Solutions business for processing tuition and other payments for our college and university partners. We recognize this fee income based on contractual arrangements in the period in which the services are provided which generally occurs when the transaction is processed.

We provide a full complement of administrative services to FFELP Guarantors including guarantee issuance through July 1, 2010, and account maintenance for Guarantor agencies. The fees associated with these services are recognized as the services are performed based on contractually determined rates.

We also provide account asset servicing including program management, transfer and servicing agent services and administration services for various 529 college savings plans. Fees associated with these services are recognized as the services are performed based on contractually determined rates.

Contingency Revenue

We receive fees for collections of delinquent debt on behalf of clients performed on a contingency basis. Revenue is earned and recognized upon receipt of the delinquent borrower funds.

We also receive fees from Guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee is received when the loan is initially placed with us and we are obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, we are obligated to rebate a portion of the fee to the Guarantor agency in proportion to the principal and interest outstanding when the loan defaults. We recognize fees received, net of an estimate of future rebates owed due to subsequent defaults, over the service period which is estimated to be the life of the loan.

Other Income

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350), “Testing Goodwill for Impairment.” This guidance permits us to assess qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. If, after assessing relevant qualitative factors, we conclude that it is “more-likely-than-not” that the fair value of a reporting unit as of October 1 is less than its carrying amount, we will complete Step 1 of the goodwill impairment analysis. Step

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

1 consists of a comparison of the fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, Step 2 in the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner consistent with determining goodwill in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.

The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt this new guidance. We early adopted the new guidance in the fourth quarter 2011. After assessing relevant qualitative factors including but not limited to the current legislative environment, stock price performance, market capitalization and EPS results, we determined that it is more-likely-than-not that the fair value of the reporting units exceeds their carrying amounts. Accordingly, we did not perform the Step 1 impairment analysis as of October 1, 2011.

Other acquired intangible assets include but are not limited to tradenames, customer and other relationships, and non-compete agreements. Acquired intangible assets with finite lives are amortized over their estimated useful lives in proportion to their estimated economic benefit. Finite-lived acquired intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs or circumstances change indicating the carrying amount of a finite-lived asset or asset group may not be recoverable. If the carrying amount of the asset or asset groups exceeds the undiscounted cash flows, the fair value of the asset or asset group is determined using an acceptable valuation technique. An impairment loss would be recognized if the carrying amount of the asset (or asset group) exceeds the fair value of the asset or asset group. The impairment loss recognized would be the difference between the carrying amount and fair value. Indefinite-life acquired intangible assets are not amortized. They are tested for impairment annually as of October 1 or at interim periods if an event occurs or circumstances change that would indicate the carrying value of these assets may be impaired. The annual or interim impairment test of indefinite-lived acquired intangible assets is based primarily on a discounted cash flow analysis.

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

We sponsor the SLM Corporation Employee Severance Plan (the “Severance Plan”) which provides severance benefits in the event of termination of our full-time employees (with the exception of certain specified levels of management) and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon termination of employment due to Involuntary Termination or a Job Abolishment, as defined in the Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, we recognize severance costs to be paid pursuant to the Severance Plan when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during the years ended December 31, 2011, 2010 and 2009, as a direct result of our restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income. See “Note 12—Restructuring Activities” for further information regarding our restructuring activities.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Contract termination costs are expensed at the earlier of (1) the contract termination date or (2) the cease use date under the contract. Other exit costs are expensed as incurred and classified as restructuring expenses if (1) the cost is incremental to and incurred as a direct result of planned restructuring activities and (2) the cost is not associated with or incurred to generate revenues subsequent to our consummation of the related restructuring activities.

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

During the years ended December 31, 2011, 2010 and 2009, we capitalized $8 million, $14 million and $16 million, respectively, in costs related to software development, and expensed $115 million, $154 million and $138 million, respectively, related to routine maintenance and amortization. At December 31, 2011 and 2010, the unamortized balance of capitalized internally developed software included in other assets was $36 million and $44 million, respectively. We amortize software development costs over three to five years.

Accounting for Stock-Based Compensation

We recognize stock-based compensation cost in our consolidated statements of income using the fair value based method. Under this method we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the vesting period of the stock-based grant.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, and the dilution resulting from the conversion of convertible preferred stock, if applicable. See “Note 10—Earnings (Loss) per Common Share” for further discussion.

Discontinued Operations

A “Component” of a business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. When we determine that a Component of our business has been disposed of or has met the criteria to be classified as held-for-sale such Component is presented separately as discontinued operations if the operations of the Component have been or will be eliminated from our ongoing operations and we will have no continuing involvement with the Component after the disposal transaction is complete. See “Note 17—Discontinued Operations” for further discussion. If a component is classified as held-for-sale, then it is carried at the lower of its cost basis or fair value.

Included within discontinued operations are the accounting results related to our purchasing delinquent and charged-off receivables on various types of consumer debt with a primary emphasis on charged-off credit card receivables, and sub-performing and non-performing mortgage loans (Purchased Paper businesses). At December 31, 2011, we have sold all of these businesses. We accounted for these investments in charged-off receivables and sub-performing and non-performing mortgage loans by establishing static pools of each quarter’s purchases and aggregating them based on common risk characteristics. The pools when formed were initially recorded at fair value, based on each pool’s estimated future cash flows and internal rate of return. We recognized income each month based on each static pool’s effective interest rate. The static pools were tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows resulted in a pool’s effective interest rate increasing, then this new yield was used prospectively over the remaining life of the static pool. If the new estimated cash flows resulted in a pool’s effective interest rate decreasing, the pool was considered impaired and written down through a valuation allowance to maintain the effective interest rate.

Statement of Cash Flows

Included in our financial statements is the consolidated statement of cash flows. It is our policy to include all derivative net settlements, irrespective of whether the derivative is a qualifying hedge, in the same section of the statement of cash flows that the derivative is economically hedging.

As discussed in “Restricted Cash and Investments” of this Note 2, our restricted cash balances primarily relate to on-balance sheet securitizations. This balance is primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on the trust liabilities. As such, changes in this balance are reflected in investing activities.

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2010 and 2009, to be consistent with classifications adopted for 2011, which had no impact on net income, total assets or total liabilities.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

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

There are three principal categories of FFELP Loans: Stafford, PLUS, and FFELP Consolidation Loans. Generally, Stafford and PLUS Loans have repayment periods of between five and ten years. FFELP Consolidation Loans have repayment periods of twelve to thirty years. FFELP Loans do not require repayment, or have modified repayment plans, while the borrower is in-school and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP Loans obligate the borrower to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. FFELP Loans disbursed before April 1, 2006 earn interest at the greater of the borrower’s rate or a floating rate based on the SAP formula, with the interest earned on the floating rate that exceeds the interest earned from the borrower being paid directly by ED. In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, and the interest on the funding for the loans is variable and declining, we can earn additional spread income that we refer to as Floor Income. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) is required to be rebated to ED.

FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed after October 1, 1993 and before July 1, 2006, we receive 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

Allowance Payments (“SAP”) are calculated for FFELP Loans first disbursed on or after January 1, 2000. The law allows holders to elect to move the index from the Commercial Paper (“CP”) Rate to the one-month LIBOR rate. Such elections must be made by April 1, 2012. As of December 31, 2011, we had $130 billion of loans where we intend to elect the change. This change will help us to better match lender payments with our financing costs. We currently expect the new formula to be developed and available for use in the second quarter of 2012.

We offer a variety of Private Education Loans. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or borrowers’ resources. Private Education Loans bear the full credit risk of the borrower. We manage this additional risk through historical risk-performance underwriting strategies and the addition of qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR or Prime indices. We encourage borrowers to include a cosignor on the loan, and the majority of loans in our portfolio are cosigned. Similar to FFELP loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 15 years or more, and payments are typically deferred until after graduation; however, in June 2009 we began to offer interest-only or fixed payment options while the borrower is enrolled in school. Similar to FFELP loans, we offer payment deferment to qualifying borrowers during in-school periods, and offer periods of forbearance subject to maximum terms of 24 months. Forbearance may be granted to borrowers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current borrowers who are faced with a hardship and request forbearance time to provide temporary payment relief. Interest continues to accrue on loans in any deferred or forbearance period.

The estimated weighted average life of student loans in our portfolio was approximately 7.6 years and 7.7 years at December 31, 2011 and 2010, respectively. The following table reflects the distribution of our student loan portfolio by program.

	December 31, 2011		Year Ended December 31, 2011
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$50,440	29%	$53,163	1.92%
FFELP Consolidation Loans, net	87,690	50	89,946	2.71
Private Education Loans, net	36,290	21	36,955	6.57

Total student loans, net(2)	$174,420	100%	$180,064	3.27%

	December 31, 2010		Year Ended December 31, 2010
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$56,252	31%	$61,034	1.93%
FFELP Consolidation Loans, net	92,397	50	81,009	2.67
Private Education Loans, net	35,656	19	36,534	6.44

Total student loans, net(2)	$184,305	100%	$178,577	3.19%

(1)	The FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

(2)	The total student loan ending balance includes net unamortized premiums/discounts of $801 and $1,006 as of December 31, 2011 and 2010, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

As of December 31, 2011 and 2010, 71 percent and 68 percent, respectively, of our student loan portfolio was in repayment.

Loan Acquisitions and Sales

In December 2008, we sold approximately $494 million (principal and accrued interest) of FFELP Loans to ED at a price of 97 percent of principal and unpaid interest pursuant to ED’s authority under ECASLA to make such purchases, and recorded a loss on the sale. Additionally, in early January 2009, we sold an additional $486 million (principal and accrued interest) in FFELP Loans to ED under this program. The loss related to this sale in January was recognized in 2008 as the loans were classified as held-for-sale. The total loss recognized on these two sales for the year ended December 31, 2008 was $53 million and was recorded in “Losses on sales of loans and securities, net” in the consolidated statements of income.

In 2009, we sold to ED approximately $18.5 billion face amount of loans as part of the Purchase Program (approximately $840 million face amount of loans was sold in the third quarter of 2009, with the remainder sold in the fourth quarter of 2009). Outstanding debt of $18.5 billion was paid down related to the Participation Program pursuant to ECASLA in connection with these loan sales. These loan sales resulted in a $284 million gain. The settlement of the fourth-quarter sale of loans out of the Participation Program included repaying the debt by delivering the related loans to ED in a non-cash transaction and receipt of cash from ED for $484 million, representing the reimbursement of a one-percent payment made to ED plus a $75 fee per loan.

In 2010, we sold to ED approximately $20.4 billion face amount of loans as part of the Purchase Program. These loan sales resulted in a $321 million gain. Outstanding debt of $20.3 billion has been paid down related to the Participation Program in connection with these loan sales.

On December 31, 2010, we closed on our agreement to purchase an interest in $26.1 billion of securitized federal student loans and related assets and $25.0 billion of liabilities from the Student Loan Corporation (“SLC”), a subsidiary of Citibank, N.A. The purchase price was approximately $1.1 billion. The assets purchased include the residual interest in 13 of SLC’s 14 FFELP loan securitizations and its interest in SLC Funding Note Issuer related to the U.S. Department of Education’s Straight-A Funding asset-backed commercial paper conduit. We will also service these assets and administer the securitization trusts. We converted all of the underlying loans to our servicing platform by October 2011, and had an interim subservicing agreement for Citibank to service the loans prior to conversion. Because we have determined that we are the primary beneficiary of these trusts we have consolidated these trusts onto our balance sheet. The transaction was funded by a 5-year term loan provided by Citibank in an amount equal to the purchase price.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

The following table shows the assets and liabilities that were acquired and consolidated on our balance sheet at fair value on December 31, 2010.

(Dollars in millions)	Acquisition on December 31, 2010
FFELP Stafford Loans	$11,121
FFELP Consolidation Loans	14,262
Loan fair value discount	(494)

FFELP Loans	24,889
Restricted cash	749
Other assets	446

Total assets	$26,084

Long-term borrowings — FFELP trusts	$25,609
Long-term borrowings — acquisition financing	1,064
Long-term borrowings fair value discount	(659)

Long-term borrowings	26,014
Other liabilities	70

Total liabilities	$26,084

Certain Collection Tools

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

Forbearance may be granted to borrowers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current borrowers who are faced with a hardship and request forbearance time to provide temporary payment relief. In these circumstances, a borrower’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of the granted forbearance period, the borrower will enter repayment status as current and is expected to begin making scheduled monthly payments on a go-forward basis.

Forbearance may also be granted to borrowers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the borrower is returned to a current repayment status. In more limited instances, delinquent borrowers will also be granted additional forbearance time.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

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

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. We segregate our Private Education Loan portfolio into two classes of loans — traditional and non-traditional. Non-traditional loans are loans to (i) borrowers attending for-profit schools with an original Fair Isaac and Company (“FICO”) score of less than 670 and (ii) borrowers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the borrower or cosigner FICO score at origination. Traditional loans are defined as all other Private Education Loans that are not classified as non-traditional.

In establishing the allowance for Private Education Loan losses for the year ended 2011, we considered several additional emerging environmental factors with respect to our Private Education Loan portfolio. In particular, we continue to see improving credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates, as well as, a more seasoned portfolio compared to the previous year. The delinquency rate has declined to 10.1 percent from 10.6 percent and the charge-off rate has declined to 3.7 percent from 5.0 percent compared to the previous year.

In contrast to these overall improvements in credit quality, delinquency and charge-off trends, Private Education Loans which defaulted between 2008 and 2011 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. Differences in actual future recoveries on these defaulted loans could affect our receivable for partially charged-off Private Education Loans. We increased our provision for Private Education Loan losses for the third quarter of 2011 in the amount of $143 million to reflect these uncertainties. Continuing historically high unemployment rates may negatively affect future Private Education Loan default and recovery expectations over our estimated two-year loss confirmation period. Consequently, in accordance with our policy, we have also given consideration to these factors in projecting charge-offs for this period and establishing our allowance for Private Education Loan losses. We will continue to monitor defaults and recoveries in light of the continuing weak economy and elevated unemployment rates. For a more detailed discussion of our policy for determining the collectability of Private Education Loan and maintaining our allowance for Private Education Loan losses, see “Note 2—Significant Accounting Policies—Allowance for Private Education Loan Losses.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Allowance for Loan Losses Year Ended December 31, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$189	$2,022	$72	$2,283
Total provision	86	1,179	30	1,295
Charge-offs	(78)	(1,072)	(33)	(1,183)
Student loan sales	(10)	—	—	(10)
Reclassification of interest reserve(1)	—	42	—	42

Ending Balance	$187	$2,171	$69	$2,427

Allowance:
Ending balance: individually evaluated for impairment	$—	$762	$51	$813
Ending balance: collectively evaluated for impairment	$187	$1,409	$18	$1,614
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$5,313	$93	$5,406
Ending balance: collectively evaluated for impairment	$136,643	$34,021	$170	$170,834
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance	.07%	3.6%	11.3%
Charge-offs as a percentage of average loans in repayment	.08%	3.7%	11.3%
Allowance as a percentage of the ending total loan balance	.14%	5.5%	26.3%
Allowance as a percentage of the ending loans in repayment	.20%	7.2%	26.3%
Allowance coverage of charge-offs	2.4	2.0	2.1
Ending total loans(2)	$136,643	$39,334	$263
Average loans in repayment	$94,359	$28,790	$294
Ending loans in repayment	$94,181	$30,185	$263

(1)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses Year Ended December 31, 2010
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$161	$1,443	$76	$1,680
Total provision	98	1,298	23	1,419
Charge-offs	(87)	(1,291)	(27)	(1,405)
Student loan sales	(8)	—	—	(8)
Reclassification of interest reserve(1)	—	48	—	48
Consolidation of securitization trusts(2)	25	524	—	549

Ending Balance	$189	$2,022	$72	$2,283

Allowance:
Ending balance: individually evaluated for impairment	$—	$114	$59	$173
Ending balance: collectively evaluated for impairment	$189	$1,908	$13	$2,110
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$444	$114	$558
Ending balance: collectively evaluated for impairment	$146,938	$38,128	$228	$185,294
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance	.09%	4.8%	6.9%
Charge-offs as a percentage of average loans in repayment	.11%	5.0%	6.9%
Allowance as a percentage of the ending total loan balance	.13%	5.2%	21.2%
Allowance as a percentage of the ending loans in repayment	.20%	7.3%	21.2%
Allowance coverage of charge-offs	2.2	1.6	2.7
Ending total loans(3)	$146,938	$38,572	$342
Average loans in repayment	$82,255	$25,596	$383
Ending loans in repayment	$96,696	$27,852	$342

(1)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)

Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our previously off-balance sheet securitization trusts. (See “Note 2 — Significant Accounting Policies — Consolidation.”)

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses Year Ended December 31, 2009
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$138	$1,308	$61	$1,507
Total provision	106	967	46	1,119
Charge-offs	(79)	(876)	(31)	(986)
Student loan sales and securitization activity	(4)	—	—	(4)
Reclassification of interest reserve(1)	—	44	—	44

Ending Balance	$161	$1,443	$76	$1,680

Allowance:
Ending balance: individually evaluated for impairment	$—	$32	$57	$89
Ending balance: collectively evaluated for impairment	$161	$1,411	$19	$1,591
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$174	$128	$302
Ending balance: collectively evaluated for impairment	$119,027	$24,581	$310	$143,918
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance	.10%	6.7%	6.3%
Charge-offs as a percentage of average loans in repayment	.11%	7.2%	6.3%
Allowance as a percentage of the ending total loan balance	.14%	5.8%	17.4%
Allowance as a percentage of the ending loans in repayment	.23%	10.0%	17.4%
Allowance coverage of charge-offs	2.0	1.6	2.4
Ending total loans(2)	$119,027	$24,755	$438
Average loans in repayment	$69,020	$12,137	$495
Ending loans in repayment	$69,827	$14,379	$438

(1)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators

FFELP Loans are substantially insured and guaranteed as to their principal and accrued interest in the event of default; therefore, the key credit quality indicator for this portfolio is loan status. The impact of changes in loan status is incorporated quarterly into the allowance for loan losses calculation. For Private Education Loans, the key credit quality indicators are school type, FICO scores, the existence of a cosigner, the loan status and loan seasoning. The school type/FICO score are assessed at origination and maintained through the traditional/non-traditional loan designation. The other Private Education Loan key quality indicators can change and are incorporated quarterly into the allowance for loan losses calculation. The following table highlights the principal balance (excluding the receivable for partially charged-off loans) of our Private Education Loan portfolio stratified by the key credit quality indicators.

	Private Education Loans Credit Quality Indicators
	December 31, 2011		December 31, 2010
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$34,528	91%	$33,619	90%
Non-Traditional(1)	3,565	9	3,913	10

Total	$38,093	100%	$37,532	100%

Cosigners:
With cosigner	$23,507	62%	$22,259	59%
Without cosigner	14,586	38	15,273	41

Total	$38,093	100%	$37,532	100%

Seasoning(2):
1-12 payments	$9,246	24%	$10,932	29%
13-24 payments	6,837	18	6,659	18
25-36 payments	5,677	15	4,457	12
37-48 payments	3,778	10	2,891	8
More than 48 payments	6,033	16	4,253	11
Not yet in repayment	6,522	17	8,340	22

Total	$38,093	100%	$37,532	100%

(1)

Defined as loans to borrowers attending for-profit schools (with a FICO score of less than 670 at origination) and borrowers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies December 31,
	2011		2010		2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$22,887		$28,214		$35,079
Loans in forbearance(2)	19,575		22,028		14,121
Loans in repayment and percentage of each status:
Loans current	77,093	81.9%	80,026	82.8%	57,528	82.4%
Loans delinquent 31-60 days(3)	5,419	5.8	5,500	5.7	4,250	6.1
Loans delinquent 61-90 days(3)	3,438	3.7	3,178	3.3	2,205	3.1
Loans delinquent greater than 90 days(3)	8,231	8.6	7,992	8.2	5,844	8.4

Total FFELP Loans in repayment	94,181	100%	96,696	100%	69,827	100%

Total FFELP Loans, gross	136,643		146,938		119,027
FFELP Loan unamortized premium	1,674		1,900		2,187

Total FFELP Loans	138,317		148,838		121,214
FFELP Loan allowance for losses	(187)		(189)		(161)

FFELP Loans, net	$138,130		$148,649		$121,053

Percentage of FFELP Loans in repayment		68.9%		65.8%		58.7%

Delinquencies as a percentage of FFELP Loans in repayment		18.1%		17.2%		17.6%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.2%		18.6%		16.8%

(1)

Loans for borrowers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for borrowers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardships.

(2)

Loans for borrowers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	December 31,
	2011		2010		2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,866		$7,419		$7,812
Loans in forbearance(2)	1,195		1,156		784
Loans in repayment and percentage of each status:
Loans current	25,110	91.4%	22,850	91.2%	10,844	90.2%
Loans delinquent 31-60 days(3)	868	3.2	794	3.2	437	3.6
Loans delinquent 61-90 days(3)	393	1.4	340	1.4	204	1.7
Loans delinquent greater than 90 days(3)	1,096	4.0	1,060	4.2	543	4.5

Total traditional loans in repayment	27,467	100%	25,044	100%	12,028	100%

Total traditional loans, gross	34,528		33,619		20,624
Traditional loans unamortized discount	(792)		(801)		(475)

Total traditional loans	33,736		32,818		20,149
Traditional loans receivable for partially charged-off loans	705		558		193
Traditional loans allowance for losses	(1,542)		(1,231)		(664)

Traditional loans, net	$32,899		$32,145		$19,678

Percentage of traditional loans in repayment		80.0%		74.5%		58.3%

Delinquencies as a percentage of traditional loans in repayment		8.6%		8.8%		9.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.2%		4.4%		6.1%

(1)

Deferment includes borrowers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	December 31,
	2011		2010		2009
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$656		$921		$1,097
Loans in forbearance(2)	191		184		184
Loans in repayment and percentage of each status:
Loans current	2,012	74.0%	2,038	72.6%	1,578	67.1%
Loans delinquent 31-60 days(3)	208	7.7	217	7.7	209	8.9
Loans delinquent 61-90 days(3)	127	4.7	131	4.7	136	5.8
Loans delinquent greater than 90 days(3)	371	13.6	422	15.0	429	18.2

Total non-traditional loans in repayment	2,718	100%	2,808	100%	2,352	100%

Total non-traditional loans, gross	3,565		3,913		3,633
Non-traditional loans unamortized discount	(81)		(93)		(84)

Total non-traditional loans	3,484		3,820		3,549
Non-traditional loans receivable for partially charged-off loans	536		482		306
Non-traditional loans allowance for losses	(629)		(791)		(779)

Non-traditional loans, net	$3,391		$3,511		$3,076

Percentage of non-traditional loans in repayment		76.2%		71.8%		64.7%

Delinquencies as a percentage of non-traditional loans in repayment		26.0%		27.4%		32.9%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.6%		6.1%		7.3%

(1)

Deferment includes borrowers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. There was $143 million in provision for Private Education Loan losses recorded in 2011 to reflect possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Receivable at beginning of period	$1,040	$499	$222
Expected future recoveries of current period defaults(1)	391	459	324
Recoveries(2)	(155)	(104)	(43)
Charge-offs(3)	(35)	(43)	(4)
Consolidation of securitization trusts(4)	—	229	—

Receivable at end of period	$1,241	$1,040	$499

(1)

Remaining loan balance expected to be collected from contractual loan balances partially charged-off during the period. This is the difference between the defaulted loan balance and the amount of the defaulted loan balance that was charged off.

(2)	Current period cash collections.

(3)	Represents the current period recovery shortfall – the difference between what was expected to be collected and what was actually collected.

(4)	Upon the adoption of the new consolidation accounting guidance on January 1, 2010, we consolidated all of our off-balance sheet securitization trusts.

Troubled Debt Restructurings

We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For borrowers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as troubled debt restructurings. Forbearance provides borrowers the ability to defer payments for a period of time, but does not result in the forgiveness of any principal or interest. While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. The recorded investment of loans granted a forbearance that was classified as a troubled debt restructuring was $4.5 billion at December 30, 2011. The recorded investment for troubled debt restructurings from loans granted interest rate reductions or extended repayment plans was $0.7 billion and $0.4 billion at December 31, 2011 and 2010, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

At December 31, 2011 and 2010, all of our troubled debt restructuring loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our troubled debt restructuring loans.

	Troubled Debt Restructuring Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
December 31, 2011
Private Education Loans — Traditional	$4,201	$4,259	$546
Private Education Loans — Non-Traditional	1,048	1,054	216

Total	$5,249	$5,313	$762

December 31, 2010
Private Education Loans — Traditional	$264	$267	$66
Private Education Loans — Non-Traditional	175	177	48

Total	$439	$444	$114

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our troubled debt restructuring loans.

	Years Ended December 31,
	2011		2010		2009
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$1,960	$121	$210	$6	$23	$1
Private Education Loans — Non-Traditional	560	48	156	7	28	—

Total	$2,520	$169	$366	$13	$51	$1

The following table provides the amount of modified loans that resulted in a troubled debt restructuring, as well as, charge-offs occurring in the troubled debt restructuring portfolio. The majority of our loans that are considered troubled debt restructurings involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Years Ended December 31,
	2011		2010		2009
(Dollars in millions)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)
Private Education Loans — Traditional	$4,103	$99	$171	$18	$80	$—
Private Education Loans — Non-Traditional	951	55	106	25	94	1

Total	$5,054	$154	$277	$43	$174	$1

(1)	Represents period ending balance of loans that have been modified during the period.

(2)	Represents loans that charge off at 212 days delinquent during the period that are classified as troubled debt restructurings.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

Accrued Interest Receivable

The following table provides information regarding accrued interest receivable on our Private Education Loans. The table also discloses the amount of accrued interest on loans greater than 90 days past due as compared to our allowance for uncollectible interest. The allowance for uncollectible interest exceeds the amount of accrued interest on our 90 days past due portfolio for all periods presented.

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater than 90 days Past Due	Allowance for Uncollectible Interest
2011
Private Education Loans — Traditional	$870	$36	$44
Private Education Loans — Non-Traditional	148	18	28

Total	$1,018	$54	$72

2010
Private Education Loans — Traditional	$1,062	$35	$57
Private Education Loans — Non-Traditional	209	20	37

Total	$1,271	$55	$94

2009
Private Education Loans — Traditional	$917	$19	$31
Private Education Loans — Non-Traditional	248	22	65

Total	$1,165	$41	$96

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Acquired Intangible Assets

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as, or one level below, a reportable segment. We have four reportable segments: Consumer Lending, Business Services, FFELP Loans and Other. The following table summarizes our allocation of goodwill, accumulated impairments and net goodwill for our reporting units and reportable segments (which was allocated based upon the relative fair values of the reporting units).

	As of December 31, 2011			As of December 31, 2010
(Dollars in millions)	Gross	Accumulated Impairments	Net	Gross	Accumulated Impairments	Net
Total FFELP Loans reportable segment	$194	$(4)	$190	$194	$(4)	$190
Total Consumer Lending reportable segment	147	—	147	147	—	147
Business Services reportable segment: Servicing	50	—	50	50	—	50
Contingency Services	136	(129)	7	129	(129)	—
Wind-down Guarantor Servicing	256	(256)	—	256	(256)	—
Insurance Services	11	—	11	—	—	—
Upromise	140	(140)	—	140	(140)	—

Total Business Services reportable segment	593	(525)	68	575	(525)	50

Total	$934	$(529)	$405	$916	$(529)	$387

Goodwill Impairment Testing

In performing our goodwill impairment analysis we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. As part of our qualitative assessment, we considered the amount of excess fair value over the carrying values of the FFELP Loans, Private Education Loans and Servicing reporting units as of October 1, 2010 when we performed a step 1 goodwill impairment test and engaged an appraisal firm to estimate the fair values of these reporting units. The fair value of each reporting unit significantly exceeded its carrying amount.

The following table illustrates the carrying value of equity for each reporting unit with remaining goodwill as of December 31, 2010, and the estimated fair value determined in conjunction with Step 1 impairment testing in the fourth quarter of 2010 as determined by a third-party appraisal firm.

	Carrying Value of Equity	Fair Value of Equity	$ Difference	% Difference
(Dollars in millions)
FFELP Loans	$1,777	$3,766	$1,989	112%
Servicing	123	1,290	1,167	949
Consumer Lending	1,920	2,914	994	52

In conjunction with our qualitative assessment, we also considered the current legislative environment, our 2011 stock price, market capitalization and EPS results as well as significant reductions in our operating expenses. The significant legislative changes from HCERA that affected our reporting units individually and the Company as a whole occurred in 2010. During 2011, there were no significant changes to legislation that would impact current reporting unit fair values. Further, we believe the other qualitative factors we considered would indicate favorable changes to reporting unit fair values. After assessing these relevant qualitative factors, we

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Acquired Intangible Assets (Continued)

determined that it is more-likely-than-not that the fair values of the FFELP Loans, Private Education Loans and Servicing reporting units exceed their carrying amounts. Accordingly, we did not perform the Step 1 impairment analysis as of October 1, 2011 for these reporting units.

During 2011, we completed two acquisitions in the Business Services reportable segment which increased goodwill by $18 million, $7 million of which is attributed to the Contingency Services reporting unit and $11 million of which is attributed to Insurance Services. We considered the fair value of these reporting units in conjunction with the qualitative analysis described above and determined that it is more-likely-than-not that the fair values of these reporting units exceed their carrying amounts.

Continued weakness in the economy coupled with changes in the industry resulting from HCERA or other legislation could adversely affect the operating results of our reporting units. If the forecasted performance of our reporting units is not achieved, or if our stock price declines to a depressed level resulting in deterioration in our total market capitalization, the fair value of the FFELP Loans, Servicing, Private Education Loans, Contingency Services and Insurance Services reporting units could be significantly reduced, and we may be required to record a charge to our earnings, which could be material, for an impairment of goodwill.

We revised our segment presentation and reporting unit structure as of October 1, 2010. As such, 2010 interim impairment assessments and testing during interim periods as well as 2009 annual impairment testing were completed based on the reporting unit structure in place during these periods. During the third quarter of 2010, as part of a broad-based assessment of possible changes to our business following the passage of HCERA, we performed certain preliminary valuations which indicated there was possible impairment of goodwill and certain intangible assets in our reporting units which at that time included Lending, Asset Performance Group (“APG”), Guarantor Servicing, Upromise and Other. We identified certain events that occurred during third quarter 2010 that we determined were triggering events because they either resulted in lower expected future cash flows or because they provided indications that market participants would value our reporting units below previous estimates of fair value. Based on the valuations performed in conjunction with Step 1 impairment testing during the third-quarter 2010, no impairment was indicated for the Lending reporting unit, but impairment was indicated for the APG, Guarantor Services and Upromise reporting units. Under the second step of the analysis, determining the implied fair value of goodwill requires valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As a result, we impaired the value of our goodwill by $604 million during the third quarter of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Acquired Intangible Assets (Continued)

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2011			As of December 31, 2010
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net
Intangible assets subject to amortization:
Customer, services and lending relationships	$303	$(253)	$50	$298	$(231)	$67
Software and technology	93	(93)	—	93	(91)	2

Total intangible assets subject to amortization	396	(346)	50	391	(322)	69
Intangible assets not subject to amortization:
Trade names and trademarks	54	(31)	23	54	(31)	23

Total acquired intangible assets	$450	$(377)	$73	$445	$(353)	$92

(1)

Accumulated impairment and amortization includes impairment amounts only if a portion of the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired, and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.

We recorded amortization of acquired intangible assets from continuing operations totaling $24 million, $39 million, and $38 million for the years ended December 31, 2011, 2010 and 2009, respectively. We recorded amortization of acquired intangible assets from discontinued operations totaling $0, $0 and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $17 million, $12 million, $10 million, $7 million and $3 million for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively.

As discussed in “Note 2 — Significant Accounting Policies,” we test our indefinite life intangible assets annually as of October 1 or during the course of the year if an event occurs or circumstances change which indicate potential impairment of these assets. As of October 1, 2011, the fair value of the indefinite life intangible assets exceeds their carrying value. Accordingly, we recorded no impairment. We also assess whether an event or circumstance has occurred which may indicate impairment of its definite life (amortizing) intangible assets quarterly. During 2011, no such events or circumstances occurred that indicated our definite life intangible assets may be impaired.

In the third quarter of 2010, we recorded impairment of certain acquired intangible assets from continuing operations of $53 million related to the Upromise reporting unit and $3 million related to the Consumer Lending reportable segment.

In the fourth quarter of 2009, we recorded impairment of certain acquired intangible assets from continuing operations of $34 million related to the Guarantor Services reporting unit and $3 million related to the FFELP Loans reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities and participation programs, unsecured notes issued by us, term and other deposits at the Bank, and other interest-bearing liabilities related primarily to obligations to return cash collateral held. To match the interest rate and currency characteristics of our borrowings with the interest rate and currency characteristics of our assets, we enter into interest rate and foreign currency swaps with independent parties. Under these agreements, we make periodic payments, generally indexed to the related asset rates or rates which are highly correlated to the asset rates, in exchange for periodic payments which generally match our interest obligations on fixed or variable rate notes (see “Note 7 — Derivative Financial Instruments”). Payments and receipts on our interest rate and currency swaps are not reflected in the following tables.

The following table summarizes our borrowings.

	December 31, 2011			December 31, 2010
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,801	$15,199	$17,000	$4,361	$15,742	$20,103
Brokered deposits	1,733	1,956	3,689	1,387	3,160	4,547
Retail and other deposits	2,123	—	2,123	1,370	—	1,370
Other(1)	1,329	—	1,329	887	—	887

Total unsecured borrowings	6,986	17,155	24,141	8,005	18,902	26,907

Secured borrowings:
FFELP Loans securitizations	—	107,905	107,905	—	113,671	113,671
Private Education Loans securitizations	—	19,297	19,297	—	21,409	21,409
ED Conduit Program Facility	21,313	—	21,313	24,484	—	24,484
FFELP ABCP Facility	—	4,445	4,445	—	5,853	5,853
Private Education Loans ABCP Facility	—	1,992	1,992	—	—	—
Acquisition financing(2)	—	916	916	—	1,064	1,064
FHLB-DM Facility	1,210	—	1,210	900	—	900

Total secured borrowings	22,523	134,555	157,078	25,384	141,997	167,381

Total before hedge accounting adjustments	29,509	151,710	181,219	33,389	160,899	194,288
Hedge accounting adjustments	64	2,683	2,747	227	2,644	2,871

Total	$29,573	$154,393	$183,966	$33,616	$163,543	$197,159

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Short-term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings (secured and unsecured), the weighted average interest rates at the end of each period, and the related average balances and weighted average interest rates during the periods. Rates reflect stated interest of borrowings and related discounts and premiums.

	December 31, 2011		Year Ended December 31, 2011
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Brokered deposits	$1,733	2.80%	$1,489	3.17%
Retail and other deposits	2,123	1.00	1,684	1.11
FHLB-DM Facility	1,210	.24	893	.25
ED Conduit Program facility	21,313	.67	22,869	.75
FFELP ABCP Facility	—	—	221	1.01
Senior unsecured debt	1,865	4.37	3,070	2.97
Other interest bearing liabilities	1,329	.04	1,187	.10

Total short-term borrowings	$29,573	1.01%	$31,413	1.06%

Maximum outstanding at any month end	$33,100

	December 31, 2010		Year Ended December 31, 2010
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Brokered deposits	$1,387	2.57%	$1,424	3.00%
Retail and other deposits	1,370	1.28	643	1.16
FHLB-DM Facility	900	.30	403	.35
ED Participation Program Facility	—	—	13,537	.80
ED Conduit Program facility	24,484	.55	15,096	.71
FFELP ABCP Facility	—	—	1,767	1.40
Senior unsecured debt	4,588	2.28	4,603	2.82
Other interest bearing liabilities	887	.14	1,161	.19

Total short-term borrowings	$33,616	.88%	$38,634	1.10%

Maximum outstanding at any month end	$46,472

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Long-term Borrowings

The following tables summarize outstanding long-term borrowings (secured and unsecured), the weighted average interest rates at the end of the periods, and the related average balances during the periods. Rates reflect stated interest rate of borrowings and related discounts and premiums.

	December 31, 2011		Year Ended December 31, 2011
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2013-2047	$114,861	1.21%	$120,045
Non-U.S. dollar-denominated:
Interest bearing, due 2013-2041	11,838	1.77	11,872

Total floating rate notes	126,699	1.26	131,917
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2013-2044	14,406	5.63	12,363
Non-U.S.-dollar denominated:
Interest bearing, due 2013-2039	3,934	3.58	3,662

Total fixed rate notes	18,340	5.18	16,025
Brokered deposits — U.S. dollar-denominated, due 2013-2014	2,001	3.15	2,171
FFELP ABCP Facility	4,445	.81	4,768
Private Education Loans ABCP Facility	1,992	1.40	272
SLC acquisition financing	916	4.79	998

Total long-term borrowings	$154,393	1.75%	$156,151

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under ASC 815 for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

	December 31, 2010		Year Ended December 31, 2010
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2012-2047	$124,053	1.12%	$112,910
Non-U.S. dollar-denominated:
Interest bearing, due 2012-2041	11,999	1.26	12,125

Total floating rate notes	136,052	1.13	125,035
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2012-2043	11,873	5.87	10,918
Non-U.S.-dollar denominated:
Interest bearing, due 2012-2039	5,485	3.35	6,257

Total fixed rate notes	17,358	5.06	17,175
Brokered deposits — U.S. dollar-denominated, due 2012-2019	3,216	3.40	3,699
FFELP ABCP Facility	5,853	.81	4,855
SLC acquisition financing	1,064	4.76	3

Total long-term borrowings	$163,543	1.60%	$150,767

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under ASC 815 for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

At December 31, 2011, we had outstanding long-term borrowings with call features totaling $5.1 billion. In addition, we have $7.4 billion of prepayable debt related to our ABCP and acquisition financing facilities. Generally, these instruments are callable at the par amount. As of December 31, 2011, the stated maturities and maturities if accelerated to the call dates are shown in the following table:

	December 31, 2011
	Stated Maturity(1)				Maturity to Call Date(1)
(Dollars in millions)	Senior Unsecured Debt	Brokered Deposits	Secured Borrowings	Total(2)	Senior Unsecured Debt	Brokered Deposits	Secured Borrowings	Total
Year of Maturity
2012	$—	$—	$12,795	$12,795	$1,583	$—	$19,819	$21,402
2013	2,320	948	13,897	17,165	2,311	948	11,488	14,747
2014	3,034	1,008	13,036	17,078	3,160	1,008	10,008	14,176
2015	711	—	9,628	10,339	800	—	9,103	9,903
2016	2,301	—	9,321	11,622	2,301	—	9,035	11,336
2017-2047	6,833	—	75,878	82,711	5,044	—	75,102	80,146

	15,199	1,956	134,555	151,710	15,199	1,956	134,555	151,710
Hedge accounting adjustments	1,744	45	894	2,683	1,744	45	894	2,683

Total	$16,943	$2,001	$135,449	$154,393	$16,943	$2,001	$135,449	$154,393

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates and projecting the expected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2012 include $12.8 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $12.9 billion in 2012, $17.3 billion in 2013, $17.2 billion in 2014, $10.4 billion in 2015, $11.7 billion in 2016, and $83.3 billion in 2017-2047.

Secured Borrowings

VIEs are required to be consolidated by their primary beneficiaries. The criteria to be considered the primary beneficiary changed on January 1, 2010 (see “Note 2 — Significant Accounting Policies — Consolidation” for further discussion).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

We currently consolidate all of our financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of December 31, 2011 and 2010:

	December 31, 2011
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$21,313	$—	$21,313	$21,445	$621	$442	$22,508
FFELP ABCP Facility	—	4,445	4,445	4,834	86	54	4,974
Private Education Loans ABCP Facility	—	1,992	1,992	2,595	401	76	3,072
Securitizations — FFELP Loans	—	107,905	107,905	109,257	3,783	529	113,569
Securitizations — Private Education Loans	—	19,297	19,297	22,367	718	582	23,667

Total before hedge accounting adjustments	21,313	133,639	154,952	160,498	5,609	1,683	167,790
Hedge accounting adjustments	—	894	894	—	—	955	955

Total	$21,313	$134,533	$155,846	$160,498	$5,609	$2,638	$168,745

	December 31, 2010
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$24,484	$—	$24,484	$24,511	$819	$634	$25,964
FFELP ABCP Facility	—	5,853	5,853	6,290	94	53	6,437
Securitizations — FFELP Loans	—	113,671	113,671	114,949	3,857	981	119,787
Securitizations — Private Education Loans	—	21,409	21,409	24,355	1,213	690	26,258

Total before hedge accounting adjustments	24,484	140,933	165,417	170,105	5,983	2,358	178,446
Hedge accounting adjustments	—	1,311	1,311	—	—	1,348	1,348

Total	$24,484	$142,244	$166,728	$170,105	$5,983	$3,706	$179,794

The Department of Education Funding Programs

In August 2008, ED implemented the Purchase Program and the Participation Program pursuant to ECASLA. Under the Purchase Program, ED purchased eligible FFELP Loans at a price equal to the sum of (i) par value, (ii) accrued interest, (iii) the one-percent origination fee paid to ED, and (iv) a fixed amount of $75

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

per loan. Under the Participation Program, ED provided short-term liquidity to FFELP lenders by purchasing participation interests in pools of FFELP Loans. FFELP lenders were charged a rate equal to the preceding quarter commercial paper rate plus 0.50 percent on the principal amount of participation interests outstanding. Loans eligible for the Participation or Purchase Programs were limited to FFELP Stafford or PLUS Loans, first disbursed on or after May 1, 2008 but no later than July 1, 2010, with no ongoing borrower benefits other than permitted rate reductions of 0.25 percent for automatic payment processing. In October 2010, we sold $20.4 billion of loans to ED and paid off $20.3 billion of advances outstanding under the Participation Program. This program is no longer in effect and is not available as a source of funding.

Also pursuant to ECASLA, on January 15, 2009, ED announced they would purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and accepted eligible loans through July 1, 2010. The ED Conduit Program expires on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with us being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time, the notes still cannot be paid off, the underlying FFELP Loans that serve as collateral to the ED Conduit will be sold to ED through a put agreement at a price of 97 percent of the face amount of the loans. Our intent is to term securitize the loans in the facility before the facility expires. Any loans that remain in the facility as of the expiration date will be sold to ED at a price of 97 percent of the face amount of the loans. As of December 31, 2011, approximately $21.4 billion face amount of our Stafford and PLUS Loans were funded through the ED Conduit Program.

Asset-Backed Financing Facilities

FFELP ABCP Facility

During the first quarter of 2008, we entered into two new asset-backed financing facilities (the “2008 Asset-Backed Financing Facilities”) to fund FFELP and Private Education Loans. In 2009, the FFELP facilities were subsequently amended and reduced and the Private Education facility was retired. On January 15, 2010, we terminated the 2008 Asset-Backed Financing Facilities for FFELP and entered into new multi-year ABCP facilities (the “FFELP ABCP Facility”) which will continue to provide funding for our FFELP Loans.

On January 14, 2011, we amended the FFELP ABCP Facility extending the step-down dates and final term of the facility. The amendment extended the scheduled maturity date to January 10, 2014 and increased the facility size to $7.5 billion, which reflected a $2.5 billion increase over the previously scheduled facility reduction. We paid an extension fee of $2 million. The usage fee for the amended FFELP ABCP Facility remained unchanged at 0.50 percent over the applicable funding rate. In addition, the amended facility extended the step-down dates to $5.0 billion on January 13, 2012 and to $2.5 billion on January 11, 2013.

On January 13, 2012, we amended the FFELP ABCP Facility extending the step-down dates on the amount available for borrowing and the final maturity date of the facility, which will continue to provide funding for our FFELP Loans. The facility amount is now $7.5 billion, reflecting an increase of $2.5 billion over the previously scheduled facility reduction. The scheduled maturity date of the facility is January 9, 2015. We paid an extension fee of $2 million. The usage fee for the facility remains unchanged at 0.50 percent over the applicable funding

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

rate. The amended facility features two contractual step-down reductions on the amount available for borrowing. The first reduction is on January 11, 2013, to $6.5 billion. The second reduction is on January 10, 2014, to $5.5 billion.

Our borrowings under the FFELP ABCP Facility are non-recourse. The maximum amount we may borrow under the FFELP ABCP Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. In addition to the funding limits described above, funding under the FFELP ABCP Facility is subject to usual and customary conditions. The FFELP ABCP Facility is subject to termination under certain circumstances. In addition, the facility has financial covenants that if not maintained, will cause the facility to become an amortizing facility. The covenants are, however, curable. The principal financial covenants require us to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.5 billion as of December 31, 2011. The covenants also require us to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. We were compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended December 31, 2011. Increases in the borrowing rate of up to LIBOR plus 4.50 percent could occur if certain asset coverage ratio thresholds are not met. If liquidity agreements are not renewed on the trigger dates, the usage fee increases to 1.00 percent over the applicable funding rate on January 11, 2013 and 1.50 percent over the applicable funding rate on January 10, 2014. Failure to pay off the FFELP ABCP Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the facility with the interest rate increasing from LIBOR plus 2.00 percent to LIBOR plus 3.00 percent over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon. As of December 31, 2011, there was approximately $4.4 billion outstanding in this facility. The book basis of the assets securing this facility at December 31, 2011 was $5.0 billion.

Private Education Loan ABCP Facility

On October 5, 2011, we closed on a $3.4 billion asset-backed commercial paper facility, which matures in January 2014, to fund the call of certain Private Education Loan trust securities issued under the TALF program. We paid an upfront fee of $8 million. The cost of borrowing under the facility is expected to be commercial paper issuance cost plus 1.10 percent, excluding up-front commitment and unused fees. The maximum amount that can be financed steps down to $2.5 billion on July 25, 2012, $1.7 billion on January 25, 2013 and $0.8 billion on July 25, 2013 with final maturity on January 27, 2014. If the amount outstanding is greater than the maximum amount at any step down, the cost increases to commercial paper issuance cost plus 1.95 percent. Our borrowings under the facility are non-recourse. On November 15, 2011, the facility provided the financing to call the outstanding securities issued by SLM Private Education Loan Trust 2009-B ($2.5 billion principal) at its call price of 93 percent of par. On January 17, 2012 the facility was also used to call the outstanding securities issued by SLM Private Education Loan Trust 2009-C ($1.0 billion principal) at its call price of 94 percent of par. At December 31, 2011, there was $2.0 billion outstanding in this facility. The book basis of the assets securing the facility at December 31, 2011 was $3.1 billion.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

(ii) the residual cash flow derived from the assets securing the loan. In addition, the remaining balance is due on December 31, 2015. Residual cash flow in excess of that needed to make quarterly principal payments is restricted but we are permitted, at our option, to prepay the obligation, in whole or in part, at any time without penalty.

Securitizations

The following table summarizes the securitization transactions issued in 2010 and 2011.

(Dollars in millions)				AAA-rated bonds
Issue	Date Issued	Total Issued		Cost of Funds	Weighted Average Life
FFELP:
2010-1	April 2010	$1,222		1 month LIBOR plus 0.46%	3.3 years
2010-2	August 2010	760		1 month LIBOR plus 0.56%	4.3 years

Total bonds issued in 2010		$1,982

Total loan amount securitized in 2010		$1,965

2011-1	March 2011	$812		1 month LIBOR plus 0.89%	5.5 years
2011-2	May 2011	821		1 month LIBOR plus 0.94%	5.5 years
2011-3	November 2011	812	(1)	1 month LIBOR plus 1.28%	7.8 years

Total bonds issued in 2011		$2,445

Total loan amount securitized in 2011		$2,344

Private Education:
2010-A	March 2010	1,550		1 month LIBOR plus 3.29%(2)	4.1 years
2010-B	July 2010	869		1 month LIBOR plus 1.98%	0.9 years
2010-C	July 2010	1,701		1 month LIBOR plus 2.33%	1.8 years

Total bonds issued in 2010		$4,120

Total loan amount securitized in 2010		$6,186

2011-A	April 2011	$562		1 month LIBOR plus 1.99%	3.8 years
2011-B	June 2011	825		1 month LIBOR plus 1.89%	4.0 years
2011-C	November 2011	721		1 month LIBOR plus 2.99%	3.4 years

Total bonds issued in 2011		$2,108

Total loan amount securitized in 2011		$2,674

(1)	Total size excludes subordinated tranche that was retained at issuance totaling $24 million.
(2)	Cost of funds expressed on a LIBOR-equivalent basis assuming a Prime/LIBOR spread of 2.75 percent on the $149 million of Prime-indexed bonds.

2012 Transactions

On January 19, 2012, we issued a $765 million FFELP ABS transaction. The AAA bonds were priced at one-month LIBOR plus 0.96 percent with a weighted average life of 4.6 years.

On February 9, 2012, we issued $547 million of Private Education Loan ABS. The AAA bonds were priced at one-month LIBOR plus 2.32 percent with a weighted average life of 3 years.

Auction Rate Securities

At December 31, 2011, we had $3.9 billion of auction rate securities outstanding in securitizations. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, $3.3 billion of our auction rate

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

securities as of December 31, 2011 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our taxable auction rate securities is generally LIBOR plus 1.50 percent to 3.50 percent, dependant on the security’s credit rating. The maximum allowable interest rate on many of our tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 0.53 percent during the fourth quarter of 2011. As of December 31, 2011, $0.6 billion of auction rate securities with shorter weighted average terms to maturity have had successful auctions, resulting in an average rate of 1.70 percent.

Reset Rate Notes

Certain tranches of our term ABS are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the notes are reset. We also have the option to repurchase a reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on the remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent until such time as the bonds are successfully remarketed or repurchased. Our repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to us than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at December 31, 2011, $6.2 billion of our reset rate notes bore interest at, or were swapped to LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible these and additional reset rate notes will experience failed remarketings. As of December 31, 2011, we had $7.0 billion and $1.5 billion of reset rate notes due to be newly remarketed in 2012 and 2013, respectively, and an additional $4.2 billion to be newly remarked thereafter.

Federal Home Loan Bank of Des Moines (“FHLB-DM”)

On January 15, 2010, HICA Education Loan Corporation (“HICA”), our subsidiary, entered into a borrowing agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes FFELP Loans (but does not include Private Education Loans). The facility is available as long as we maintain membership with FHLB-DM. The amount, price and tenor of future advances will vary and be subject to the agreement’s borrowing conditions as then in effect determined at the time of each borrowing. The maximum amount that can be borrowed, as of December 31, 2011, subject to available collateral, is approximately $8.4 billion. As of December 31, 2011, borrowing under the facility totaled $1.2 billion, and matures by February 15, 2012, and was secured by $1.4 billion of FFELP Loans. We have provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

Other Funding Sources

Sallie Mae Bank

During the fourth quarter of 2008, the Bank, our Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. The Bank raises deposits through intermediaries in the brokered Certificate of Deposit (“CD”) market and through direct retail deposit channels. As of December 31, 2011, bank deposits totaled $6.3 billion of which $3.7 billion were brokered term deposits, $2.1 billion were retail and other deposits and $453 million were deposits from affiliates that eliminate in our consolidated balance sheet. Cash and liquid investments totaled $1.5 billion as of December 31, 2011.

In addition to its deposit base, the Bank has borrowing capacity with the Federal Reserve Bank (“FRB”) through a collateralized lending facility. FRB is not obligated to lend; however, in general we can borrow as long

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

as the Bank is generally in sound financial condition. Borrowing capacity is limited by the availability of acceptable collateral. As of December 31, 2011, borrowing capacity was approximately $793 million and there were no outstanding borrowings.

Senior Unsecured Debt

In 2010, we issued $1.5 billion of senior unsecured notes that bear a coupon of 8.00 percent. The notes were swapped to LIBOR with an all-in cost of LIBOR plus 4.65 percent.

On January 14, 2011, we issued a $2 billion five-year 6.25 percent fixed rate unsecured bond. The bond was issued to yield 6.50 percent before underwriting fees. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 4.46 percent. The proceeds of this bond were designated for general corporate purposes.

On January 27, 2012, we issued a two-part, $1.5 billion deal featuring five-year and 10-year unsecured bonds. The 6.00 percent fixed rate five-year bond was issued for $750 million to yield 6.25 percent before underwriting fees. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 5.2 percent. The 7.25 percent fixed rate 10-year bond was issued for $750 million to yield 7.50 percent before underwriting fees. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 5.4 percent. The proceeds of these bonds were designated for general corporate purposes.

The following table summarizes activity related to the senior unsecured debt repurchases. “Gains on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Unsecured debt principal repurchased	$894	$4,868	$3,447
Gains on debt repurchases	38	317	536

Unsecured Revolving Credit Facility

In 2010, we terminated our $1.6 billion revolving credit facility that was scheduled to mature in October 2011.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

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

	As of December 31, 2009
(Dollars in millions)	FFELP Stafford and PLUS	Consolidation Loan Trusts(1)	Private Education Loan Trusts	Total
Fair value of Residual Interests	$243	$791	$794	$1,828
Underlying securitized loan balance	5,377	14,369	12,986	32,732
Weighted average life Prepayment speed (annual rate)(2):	3.3 yrs.	9.0 yrs.	6.3 yrs.
Prepayment speed (annual rate)(2):
Interim status	0%	N/A	0%
Repayment status	0-14%	2-4%	2-15%
Life-of-loan — repayment status	9%	3%	6%
Expected remaining credit losses (% of outstanding student loan principal)(3)(4)	.10%	.25%	5.31%
Residual cash flows discount rate	10.6%	12.3%	27.5%

(1)	Includes $569 million related to the fair value of the Embedded Floor Income as of December 31, 2009.

(2)

We used Constant Prepayment Rate (“CPR”) curves for Residual Interest valuations that were based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR was applied to each year of a loan’s seasoning. Repayment status CPR used was based on the number of months since first entering repayment (seasoning). Life-of-loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

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

7.	Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk associated with debt we issued. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. In addition, we utilize derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

certain derivative transactions entered into as hedges, primarily Floor Income Contracts, basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions generally do not qualify for hedge accounting under GAAP (as discussed below) and thus may adversely impact earnings.

Although we use derivatives to offset (or minimize) the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2011 and 2010, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to SLM Corporation and the Bank derivatives of $113 million and $296 million, respectively.

Our on-balance sheet securitization trusts have $13.6 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2011. To convert these non-U.S. dollar denominated bonds into U.S dollar liabilities, the trusts have entered into foreign-currency swaps with highly–rated counterparties. In addition, the trusts have entered into $13.8 billion of interest rates swaps which are primarily used to convert Prime received on securitized student loans to LIBOR paid on the bonds. At December 31, 2011, the net positive exposure on swaps in securitization trusts is $807 million. Current turmoil in the European markets has led to increased disclosure of exposure in those markets. Of the total net exposure, $691 million of the net exposure is related to financial institutions located in France. Of this amount, $498 million carries a guarantee from the French government. $690 million of the $691 million exposure relates to derivatives held at our securitization trusts. Counterparties to these derivatives are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of December 31, 2011, no collateral was required to be posted. As discussed below, adjustments are made to our derivative valuations for counterparty credit risk based on market credit default swap spreads. The adjustments made at December 31, 2011 related to derivatives with French financial institutions (including those that carry a guarantee from the French government) decreased the derivative asset value by $179 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Fair Value Hedges

Fair value hedges are generally used by us to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. We enter into interest rate swaps to economically convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. We also enter into cross-currency interest rate swaps to economically convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedge changes in fair values due to interest rates or interest rates and foreign currency exchange rates or the total change in fair values.

Cash Flow Hedges

We use cash flow hedges to hedge the exposure to variability in cash flows for a forecasted debt issuance and for exposure to variability in cash flows of floating rate debt. This strategy is used primarily to minimize the exposure to volatility from future changes in interest rates. Gains and losses on the effective portion of a qualifying hedge are recorded in accumulated other comprehensive income and ineffectiveness is recorded immediately to earnings. In the case of a forecasted debt issuance, gains and losses are reclassified to earnings over the period which the stated hedged transaction affects earnings. If we determine it is not probable that the anticipated transaction will occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. We generally hedge exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.

Trading Activities

When derivative instruments do not qualify as hedges, they are accounted for as trading instruments where all changes in fair value are recorded through earnings. We sell interest rate floors (Floor Income Contracts) to hedge the Embedded Floor Income options in student loan assets. The Floor Income Contracts are written options which have a more stringent hedge effectiveness hurdle to meet. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term and the interest rate index of the Floor Income Contracts are different from that of the student loans. Therefore, Floor Income Contracts do not qualify for hedge accounting treatment, and are recorded as trading instruments. Regardless of the accounting treatment, we consider these contracts to be economic hedges for risk management purposes. We use this strategy to minimize our exposure to changes in interest rates.

We use basis swaps to minimize earnings variability caused by having different reset characteristics on our interest-earning assets and interest-bearing liabilities. These swaps possess a term of up to 15 years with a pay rate indexed to 91-day Treasury bill, 52-week Treasury bill, LIBOR, Prime, Consumer Price Index or 1-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on a review of our asset/liability structure, our assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. Hedge accounting requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness criterion because the index of the swap does not exactly match the index of the hedged assets. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and, therefore, swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, these swaps are recorded at fair value with changes in fair value reflected currently in the statement of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2011 and 2010, and their impact on other comprehensive income and earnings for the years ended December 31, 2011, 2010 and 2009.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$1,471	$967	$262	$200	$1,733	$1,167
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	1,229	1,925	130	101	1,359	2,026
Other(2)	Interest rate	—	—	—	—	1	26	1	26

Total derivative assets(3)		—	—	2,700	2,892	393	327	3,093	3,219
Derivative Liabilities:
Interest rate swaps	Interest rate	(26)	(75)	—	—	(244)	(348)	(270)	(423)
Floor Income Contracts	Interest rate	—	—	—	—	(2,544)	(1,315)	(2,544)	(1,315)
Cross currency interest rate swaps	Foreign currency and interest rate	—	—	(243)	(215)	—	—	(243)	(215)
Other(2)	Interest rate	—	—	—	—	—	(1)	—	(1)

Total derivative liabilities(3)		(26)	(75)	(243)	(215)	(2,788)	(1,664)	(3,057)	(1,954)

Net total derivatives		$(26)	$(75)	$2,457	$2,677	$(2,395)	$(1,337)	$36	$1,265

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollars in millions)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Gross position	$3,093	$3,219	$(3,057)	$(1,954)
Impact of master netting agreements	(891)	(782)	891	782

Derivative values with impact of master netting agreements (as carried on balance sheet)	2,202	2,437	(2,166)	(1,172)
Cash collateral (held) pledged	(1,326)	(886)	1,018	809

Net position	$876	$1,551	$(1,148)	$(363)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at December 31, 2011 and 2010 by $190 million and $72 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2011 and 2010 by $111 million and $129 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2010
Notional Values:
Interest rate swaps	$1.1	$1.6	$14.0	$13.5	$73.6	$118.9	$88.7	$134.0
Floor Income Contracts	—	—	—	—	57.8	39.3	57.8	39.3
Cross currency interest rate swaps	—	—	15.5	17.5	.3	.3	15.8	17.8
Other(1)	—	—	—	—	1.4	1.0	1.4	1.0

Total derivatives	$1.1	$1.6	$29.5	$31.0	$133.1	$159.5	$163.7	$192.1

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Unrealized Gain (Loss) on Derivatives(1)(2)			Realized Gain (Loss) on Derivatives(3)			Unrealized Gain (Loss) on Hedged Item(1)			Total Gain (Loss)
	Years Ended December 31,
(Dollars in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Fair Value Hedges:
Interest rate swaps	$503	$289	$(801)	$481	$487	$403	$(554)	$(334)	$850	$430	$442	$452
Cross currency interest rate swaps	(723)	(1,871)	692	314	348	440	664	1,732	(934)	255	209	198

Total fair value derivatives	(220)	(1,582)	(109)	795	835	843	110	1,398	(84)	685	651	650
Cash Flow Hedges:
Interest rate swaps	(1)	—	2	(39)	(58)	(75)	—	—	—	(40)	(58)	(73)

Total cash flow derivatives	(1)	—	2	(39)	(58)	(75)	—	—	—	(40)	(58)	(73)
Trading:
Interest rate swaps	183	412	(526)	69	11	433	—	—	—	252	423	(93)
Floor Income Contracts	(267)	156	483	(903)	(888)	(717)	—	—	—	(1,170)	(732)	(234)
Cross currency interest rate swaps	29	57	(26)	8	7	4	—	—	—	37	64	(22)
Other	22	37	(64)	11	31	—	—	—	—	33	68	(64)

Total trading derivatives	(33)	662	(133)	(815)	(839)	(280)	—	—	—	(848)	(177)	(413)

Total	(254)	(920)	(240)	(59)	(62)	488	110	1,398	(84)	(203)	416	164
Less: realized gains (losses) recorded in interest expense	—	—	—	756	777	768	—	—	—	756	777	768

Gains (losses) on derivative and hedging activities, net	$(254)	$(920)	$(240)	$(815)	$(839)	$(280)	$110	$1,398	$(84)	$(959)	$(361)	$(604)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Total losses on cash flow hedges	$(4)	$(35)	$(22)
Realized losses recognized in interest expense(1)(2)(3)	35	40	63
Hedge ineffectiveness reclassified to earnings(1)(4)	—	—	(1)

Total change in stockholders’ equity due to gains (losses) on derivatives	$31	$5	$40

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)	We expect to reclassify $1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	December 31, 2011	December 31, 2010
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,326	$886
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	841	585

Total collateral held	$2,167	$1,471

Derivative asset at fair value including accrued interest	$2,607	$2,540

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$1,018	$809
Securities at fair value (recorded in restricted investments)(3)	—	36

Total collateral pledged	$1,018	$845

Derivative liability at fair value including accrued interest and premium receivable	$1,223	$747

(1)	At December 31, 2011 and 2010, $26 million and $108 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

(3)	Counterparty has the right to sell or re-pledge securities.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $1,034 million with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

counterparties (including accrued interest and net of premiums receivable) of $306 million and have posted $302 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would be required to deliver additional assets totaling $4 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

8.	Other Assets

The following table provides the detail of our other assets.

	December 31, 2011		December 31, 2010
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable	$2,484	29%	$2,927	33%
Derivatives at fair value	2,202	25	2,437	27
Income tax asset, net current and deferred	1,427	17	1,283	14
Accounts receivable — general	1,392	16	730	8
Benefit and insurance-related investments	466	5	462	5
Fixed assets, net	214	3	291	4
Other loans, net	193	2	271	3
Other	280	3	569	6

Total	$8,658	100%	$8,970	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At December 31, 2011 and 2010, these balances included $2.5 billion and $2.7 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of December 31, 2011 and 2010, the cumulative mark-to-market adjustment to the hedged debt was $(2.7) billion and $(2.9) billion, respectively.

9.	Stockholders’ Equity

Preferred Stock

At December 31, 2011, we had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). Neither series has a maturity date but can be redeemed at our option. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of our other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of our common stock.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Stockholders’ Equity (Continued)

No shares of our 7.25 percent Mandatory Convertible Preferred Stock, Series C (the “Series C Preferred Stock”) remain outstanding. On December 15, 2010, the mandatory conversion date, all remaining 810,370 shares of the Series C Preferred Stock were converted into 41 million shares of our common stock. During 2009, we converted $339 million of our Series C Preferred Stock to common stock. As part of this conversion, we delivered to the holders of the Series C Preferred Stock: (1) approximately 17 million shares (the number of common shares they would most likely receive if the preferred stock they held mandatorily converted to common shares in the fourth quarter of 2010) plus (2) a discounted amount of the preferred stock dividends the holders of the preferred stock would have received if they held the preferred stock through the mandatory conversion date. The accounting treatment for this conversion resulted in additional expense recorded as part of preferred stock dividends for the year ended December 31, 2009 of approximately $53 million.

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2011, 509 million shares were issued and outstanding and 34.9 million shares were unissued but encumbered for outstanding stock options for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11—Stock-Based Compensation Plans and Arrangements.”

In March 2011, we retired 70 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $1.9 billion, with corresponding decreases of $14 million in common stock and $1.9 billion in additional paid-in capital. There was no impact to total equity from this transaction.

Dividend and Share Repurchase Program

On June 17, 2011, September 16, 2011, and December 16, 2011, we paid a quarterly dividend of $.10 per share on our common stock, the first dividends paid since early 2007. In April 2011, we authorized the repurchase of up to $300 million of outstanding common stock in open market transactions and terminated all previous authorizations. During the second and third quarters of 2011, we repurchased 19.1 million shares for an aggregate purchase price of $300 million. With these purchases, we fully utilized this share repurchase authorization.

On January 26, 2012, we increased the quarterly dividend on our common stock to $.125 per share. The next such quarterly dividend will be paid on March 16, 2012. We also authorized the repurchase of up to $500 million of outstanding common stock in open market transactions.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Stockholders’ Equity (Continued)

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2011	2010	2009
Common stock repurchased(1)	19,054,115	—	—
Average purchase price per share	$15.77	$—	$—
Shares repurchased related to employee stock-based compensation plans(2)	3,024,662	1,097,647	263,640
Average purchase price per share	$15.71	$13.44	$20.29
Authority remaining at end of period for repurchases(1)	—	38,841,923	38,841,923
Common shares issued	3,886,217	1,803,683	536,134

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

The closing price of our common stock on December 31, 2011 was $13.40.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive loss.

(Dollars in millions)	December 31,
	2011	2010	2009
Net unrealized gains on investments	$4	$2	$2
Net unrealized losses on derivatives	(18)	(49)	(54)
Net gain on defined benefit pension plans	—	2	11

Total accumulated other comprehensive loss	$(14)	$(45)	$(41)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Years Ended December 31,
(In millions, except per share data)	2011	2010	2009
Numerator:
Net income attributable to SLM Corporation	$633	$530	$324
Preferred stock dividends	18	72	146

Net income attributable to SLM Corporation common stock	$615	$458	$178

Denominator:
Weighted average shares used to compute basic EPS	517	487	471
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	6	1	1

Dilutive potential common shares(2)	6	1	1

Weighted average shares used to compute diluted EPS	523	488	472

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.13	$1.08	$.85
Discontinued operations	.06	(.14)	(.47)

Total	$1.19	$.94	$.38

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.12	$1.08	$.85
Discontinued operations	.06	(.14)	(.47)

Total	$1.18	$.94	$.38

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the years ended December 31, 2011, 2010 and 2009, stock options covering approximately 16 million, 15 million and 42 million shares, respectively, and restricted stock of 2 million, 0 and 1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

11.	Stock-Based Compensation Plans and Arrangements

As of December 31, 2011, we have two active stock-based compensation plans that provide for grants of equity awards to our employees and non-employee directors. We also maintain the ESPP. Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.

Our 2009-2012 Incentive Plan was approved by shareholders on May 22, 2009. At December 31, 2011, 25 million shares were authorized to be issued from this plan.

Our Directors Equity Plan, under which stock options and restricted stock are granted to non-employee members of the board of directors, was approved on May 22, 2009. At December 31, 2011, one million shares were authorized to be issued from this plan.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation Plans and Arrangements (Continued)

From January 1, 2007 through May 21, 2009, we granted stock options and restricted stock to our employees and non-employee directors under the SLM Corporation Incentive Plan and the Directors Stock Plan.

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 was $56 million, $40 million and $51 million, respectively. As of December 31, 2011, there was $18 million of total unrecognized compensation cost related to unvested stock awards net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.9 years.

In the first quarter of 2011, we changed our stock-based compensation plans so that retirement eligible employees would not forfeit unvested stock-based compensation upon their retirement. This change had the effect of accelerating $11 million of future stock-based compensation expenses associated with these unvested stock grants into the first quarter of 2011 for those employees who are retirement eligible or who will become retirement eligible prior to the vesting date.

Stock Options

The maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of our common stock on the grant date. We have granted time-vested, price-vested and performance-vested options to our employees and non-employee directors. Time-vested options granted to management and non-management employees generally vest over three years. Price-vested options granted to management employees vest upon our common stock reaching a targeted closing price for a set number of days. Performance-vested options granted to management employees vest one-third per year for three years based on corporate earnings-related performance targets. Options granted to non-employee directors in 2009 and prior years vest upon our common stock price reaching a targeted closing price for a set number of days and options granted after 2009 vest upon the director’s election to the Board.

The fair values of the options granted in the years ended December 31, 2011, 2010 and 2009 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.57%	1.60%	1.51%
Expected volatility	54%	60%	80%
Expected dividend rate	2.58%	0.00%	0.00%
Expected life of the option	4.1 years	3.3 years	3.5 years
Weighted average fair value of options granted	$5.18	$4.40	$5.82

The expected life of the options is based on observed historical exercise patterns. Groups of employees (and non-employee directors) that have received similar option grant terms are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the grant date, divided by the stock price at the grant date.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

On May 17, 2010, we launched a one-time stock option exchange program to allow certain eligible employees (excluding our named executive officers and members of our Board of Directors) to exchange certain out-of-the-money options for new options with an exercise price equal to the fair market value of our stock as of the grant date. To be eligible for the exchange, the options had to have been granted on or before January 31, 2008, had an exercise price that was greater than or equal to $20.94 per share, had a remaining term that expired after January 1, 2011 and were outstanding as of the start date of the offer and at the time the offer expired. The offering period closed on June 14, 2010. On that date, 15.1 million options were tendered and exchanged for 8.0 million new options with an exercise price of $11.39. None of the replacement options were vested on the date of grant. Replacement options have provisions to vest in six months, twelve months or two annual installments following the grant date, depending on the original vesting status and vesting terms of the eligible options, and will maintain the original contractual term of the eligible options for which they were exchanged. The exchange program was designed so that the fair market value of the new options would not be greater than the fair market value of the options exchanged, and as a result, this stock option exchange did not result in incremental compensation expense to us.

The following table summarizes stock option activity for the year ended December 31, 2011.

(Dollars in millions, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2010	36,085,878	$19.88
Granted	2,476,230	14.52
Exercised(2)(3)	(3,352,823)	11.08
Canceled	(2,538,220)	27.62

Outstanding at December 31, 2011(4)(5)	32,671,065	$19.78	5.5 yrs	$48

Exercisable at December 31, 2011	20,432,582	$24.08	4.3 yrs	$24

(1)

The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2011 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2011.

(2)	The total intrinsic value of options exercised was $13.8 million, $1.3 million and $.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)

No cash was received from option exercises for the year ended December 31, 2011. The actual tax benefit realized for the tax deductions from option exercises totaled $5.3 million for the year ended December 31, 2011.

(4)

As of December 31, 2011, there was $7 million of unrecognized compensation cost related to stock options net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.5 years.

(5)	For net-settled options, gross number is reflected.

Restricted Stock

Restricted stock awards generally vest over three years and in some cases based on corporate earnings-related performance targets. Non-vested restricted stock is entitled to dividend equivalent units that vest subject to the same vesting requirements as the underlying restricted stock award.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The fair value of restricted stock awards is determined on the grant date based on our stock price and is amortized to compensation cost on a straight-line basis over the related vesting periods.

The following table summarizes restricted stock activity for the year ended December 31, 2011.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	701,737	$11.98
Granted	166,750	13.56
Vested(1)	(451,625)	12.98
Canceled	(4,000)	10.31

Non-vested at December 31, 2011(2)	412,862	$12.07

(1)	The total fair value of shares that vested during the years ended December 31, 2011, 2010 and 2009, was $6 million, $9 million and $9 million, respectively.

(2)

As of December 31, 2011, there was $1 million of unrecognized compensation cost related to restricted stock net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock Units

Restricted stock units (“RSUs”) are equity awards granted to employees that entitle the holder to shares of our common stock when the award vests. The fair value of each grant is determined on the grant date based on our stock price and is amortized to compensation cost on a straight-line basis over the related vesting periods. RSUs generally vest over three years and in some cases based on corporate earnings-related performance targets. Non-vested RSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements as the underlying RSU award.

The following table summarizes RSU activity for the year ended December 31, 2011.

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	96,681	$10.50
Granted	2,779,075	14.75
Vested and converted to common stock(1)	(41,625)	10.45
Canceled	(103,441)	14.61

Outstanding at December 31, 2011(2)	2,730,690	$14.67

(1)	The total fair value of RSUs that vested and converted to common stock during the years ended December 31, 2011, 2010 and 2009 was $.4 million, $.4 million and $.1 million, respectively.

(2)

As of December 31, 2011, there was $11 million of unrecognized compensation cost related to RSUs net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.2 years.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

Employee Stock Purchase Plan

Under the ESPP, employees can purchase shares of our common stock at the end of a 12-month offering period at a price equal to the share price at the beginning of the 12-month period, less 15 percent, up to a maximum purchase price of $7,500 plus accrued interest. The purchase price for each offering is determined at the beginning of the offering period.

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	.27%	.33%	.53%
Expected volatility	42%	61%	103%
Expected dividend rate	1.87%	0.00%	0.00%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$3.63	$3.30	$4.88

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

The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2011, there was $.1 million of unrecognized compensation cost related to the ESPP net of estimated forfeitures, which is expected to be recognized in January 2012.

During the years ended December 31, 2011 and 2010, plan participants purchased 278,266 shares and 205,528 shares, respectively, of our common stock. No shares were purchased in 2009.

12.	Restructuring Activities

Restructuring expenses of $9 million, $91 million and $22 million were recorded in the years ended December 31, 2011, 2010 and 2009, respectively. Of these amounts, $9 million, $85 million and $10 million was recognized in continuing operations and $0 million, $6 million and $12 million was recognized in discontinued operations, respectively. The following details our restructuring efforts:

•

On March 30, 2010, President Obama signed into law H.R. 4872, HCERA, which included the SAFRA Act. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and requires all new federal loans to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP Loans. We have and will continue to restructure our operations in response to this change in law which has and will continue to result in a significant reduction of operating costs due to the elimination of positions and facilities associated with the origination of FFELP Loans. Restructuring expenses associated with this plan for the year ended December 31, 2011 were $9 million and we expect to incur an estimated $10 million of additional restructuring expenses.

In addition, on March 31, 2011, we moved our corporate headquarters to Newark, DE from Reston, VA.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring Activities (Continued)

•

In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, we initiated a restructuring plan in the fourth quarter of 2007. This plan focused on conforming our lending activities to the economic environment, exiting certain customer relationships and product lines, winding down or otherwise disposing of our debt Purchased Paper businesses, and significantly reducing our operating expenses. This restructuring plan was essentially completed in the fourth quarter of 2009. Under this plan, there were no restructuring expenses for the year ended December 31, 2011. There were $7 million and $22 million of restructuring expenses for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes the restructuring expenses incurred to date.

(Dollars in millions)	Years Ended December 31,			Cumulative Expense as of December 31,
	2011	2010	2009	2011
Severance costs	$6	$81	$8	$169
Lease and other contract termination costs	—	1	1	11
Exit and other costs	3	3	1	19

Total restructuring expenses from continuing operations(1)	9	85	10	199
Total restructuring expenses from discontinued operations	—	6	12	29

Total	$9	$91	$22	$228

(1)	Aggregate restructuring expenses from continuing operations incurred across our reportable segments are disclosed in “Note 16—Segment Reporting.”

Since the fourth quarter of 2007 through December 31, 2011, cumulative severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 5,500 positions. Position eliminations were across all of our reportable segments, ranging from senior executives to servicing center personnel. Lease and other contract termination costs and exit and other costs incurred during 2011, 2010 and 2009 related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

The following table summarizes the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

(Dollars in millions)	Severance Costs	Lease and Other Contract Termination Costs	Exit and Other Costs	Total
Balance at December 31, 2009	$9	$4	$—	$13
Net accruals from continuing operations	81	1	3	85
Net accruals from discontinued operations	3	3	—	6
Cash paid	(45)	(4)	(2)	(51)

Balance at December 31, 2010	48	4	1	53
Net accruals from continuing operations	6	—	3	9
Net accruals from discontinued operations	—	—	—	—
Cash paid	(44)	(3)	(4)	(51)

Balance at December 31, 2011	$10	$1	$—	$11

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see “Note 2 — Significant Accounting Policies — Fair Value Measurement.”

During the year ended December 31, 2011, there were no significant transfers of financial instruments between levels.

Student Loans

Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. FFELP Loans classified as held-for-sale are those which we have the ability and intent to sell under various ED loan purchase programs. In these instances, the FFELP Loans are valued using the committed sales price under the programs. For all other FFELP Loans and Private Education Loans, fair values were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds, required return on equity, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of our FFELP Loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants. Certain model assumptions were calibrated based upon pricing information related to our acquisition of the Student Loan Corporation FFELP trusts on December 31, 2010.

Cash and Investments (Including “Restricted Cash and Investments”)

Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. Investments classified as trading or available-for-sale are carried at fair value in the financial statements. Investments in U.S. Treasury securities consisted of Treasury bills that trade in active markets. The fair value was determined using observable market prices. Investments in mortgage-backed securities are valued using observable market prices. These securities are primarily collateralized by real estate properties in Utah and are guaranteed by either a government sponsored enterprise or the U.S. government. Other investments (primarily municipal bonds) for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. These valuations are immaterial to the overall investment portfolio. The fair value of investments in commercial paper, asset-backed commercial paper, or demand deposits that have a remaining term of less than 90 days when purchased are estimated at cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. No additional adjustments were deemed necessary.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

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

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair value of a majority of derivative financial instruments was determined by standard derivative pricing and option models using the stated terms of the contracts and observable market inputs. In some cases, we utilized internally developed inputs that are not observable in the market, and as such, classified these instruments as level 3 fair values. Complex structured derivatives or derivatives that trade in less liquid markets require significant estimates and judgment in determining fair value that cannot be corroborated with market transactions. It is our policy to compare our derivative fair values to those received by our counterparties in order to validate the model’s outputs. Any significant differences are identified and resolved appropriately.

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to us under derivatives with us, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations by $190 million at December 31, 2011.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily T-Bill or Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $111 million at December 31, 2011. These derivatives are level 3 fair value estimates.

•

Cross-currency interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the foreign-denominated currency), cross-currency basis spreads, and forward foreign currency exchange rates. The derivatives are primarily British Pound Sterling and Euro denominated. These inputs are observable inputs from active markets. Therefore, the resulting valuation is a level 2 fair value estimate. Amortizing notional derivatives (derivatives whose notional

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

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

Residual Interests

Prior to the adoption of the new consolidation accounting guidance on January 1, 2010 (see “Note 2 — Significant Accounting Policies — Consolidation), the Residual Interests were carried at fair value in the financial statements. No active market exists for student loan Residual Interests; as such, the fair value was calculated using discounted cash flow models and option models. Observable inputs from active markets were used where available, including yield curves and volatilities. Significant unobservable inputs such as prepayment speeds, default rates, certain bonds’ costs of funds and discount rates were used in determining the fair value and required significant judgment. These unobservable inputs were internally determined based upon analysis of historical data and expected industry trends. On a quarterly basis we back-tested our prepayment speeds, default rates and costs of funds assumptions by comparing those assumptions to actual results experienced. We used non-binding broker quotes and industry analyst reports which show changes in the indicative prices of the asset-backed securities tranches immediately senior to the Residual Interest as an indication of potential changes in the discount rate used to value the Residual Interests. Market transactions were not available to validate the models’ results.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis as of December 31, 2011				Fair Value Measurements on a Recurring Basis as of December 31, 2010
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
U.S. Treasury securities	$—	$—	$—	$—	$39	$—	$—	$39
Agency residential mortgage backed securities	—	59	—	59	—	68	—	68
Guaranteed investment contracts	—	20	—	20	—	20	—	20
Other	—	11	—	11	—	12	—	12

Total available-for-sale investments	—	90	—	90	39	100	—	139
Derivative instruments:(1)
Interest rate swaps	—	1,550	183	1,733	—	1,017	150	1,167
Cross currency interest rate swaps	—	139	1,220	1,359	—	427	1,599	2,026
Other	—	—	1	1	—	—	26	26

Total derivative assets	—	1,689	1,404	3,093	—	1,444	1,775	3,219
Counterparty netting				(891)				(782)

Subtotal(3)				2,202				2,437
Cash collateral held				(1,326)				(886)

Net derivative assets				876				1,551

Total	$—	$1,779	$1,404	$966	$39	$1,544	$1,775	$1,690

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(47)	$(223)	$(270)	$—	$(183)	$(240)	$(423)
Floor Income Contracts	—	(2,544)	—	(2,544)	—	(1,315)	—	(1,315)
Cross currency interest rate swaps	—	(44)	(199)	(243)	—	(43)	(172)	(215)
Other	—	—	—	—	(1)	—	—	(1)

Total derivative instruments	—	(2,635)	(422)	(3,057)	(1)	(1,541)	(412)	(1,954)
Counterparty netting				891				782

Subtotal(3)				(2,166)				(1,172)
Cash collateral pledged				1,018				809

Net derivative liabilities				(1,148)				(363)

Total	$—	$(2,635)	$(422)	$(1,148)	$(1)	$(1,541)	$(412)	$(363)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	As carried on the balance sheet.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value on a recurring basis.

	Year Ended December 31, 2011(3)
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(90)	$1,427	$26	$1,363
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	69	(176)	33	(74)
Included in other comprehensive income	—	—	—	—
Settlements	(19)	(230)	(58)	(307)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(40)	$1,021	$1	$982

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$6	$(408)	$11	$(391)

	Year Ended December 31, 2010
		Derivative instruments
(Dollars in millions)	Residual Interests	Interest Rate Swaps	Floor Income Contracts	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Total
Balance, beginning of period	$1,828	$(272)	$(54)	$1,596	$(18)	$1,252	$3,080
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	234	3	(834)	34	(563)	(563)
Included in other comprehensive income	—	—	—	—	—	—	—
Settlements	—	4	51	(208)	10	(143)	(143)
Cumulative effect of accounting change(3)	(1,828)	(56)	—	873	—	817	(1,011)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—

Balance, end of period	$—	$(90)	$—	$1,427	$26	$1,363	$1,363

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$111	$—	$(1,010)	$36	$(863)	$(863)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

	Year Ended December 31, 2009
(Dollars in millions)	Residual Interests		Derivative Instruments		Total
Balance, beginning of period	$2,200		$(341)		$1,859
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	120		91		211
Included in other comprehensive income	—		—		—
Settlements	(492)		434		(58)
Transfers in and/or out of Level 3	—		1,068		1,068

Balance, end of period	$1,828		$1,252		$3,080

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(330	)(4)	$439	(2)	$109

(1)	“Included in earnings” comprises the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Servicing and securitization revenue	$—	$—	$120
Gains (losses) on derivative and hedging activities, net	(298)	(732)	298
Interest expense	224	169	(207)

Total	$(74)	$(563)	$211

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(3)

Upon adoption of new consolidation accounting guidance on January 1, 2010, we consolidated all of our previously off-balance sheet securitization trusts (see “Note 2 — Significant Accounting Policies — Consolidation”). This resulted in the removal of the Residual Interest and the recording of the fair value of swaps previously not in our consolidated results.

(4)	Recorded in “securitization servicing and Residual Interest revenue” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2011			December 31, 2010
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$134,196	$138,130	$(3,934)	$147,163	$148,649	$(1,486)
Private Education Loans	33,968	36,290	(2,322)	30,949	35,656	(4,707)
Other loans	73	193	(120)	88	270	(182)
Cash and investments(1)	9,789	9,789	—	11,553	11,553	—

Total earning assets	178,026	184,402	(6,376)	189,753	196,128	(6,375)

Interest-bearing liabilities
Short-term borrowings	29,547	29,573	26	33,604	33,616	12
Long-term borrowings	141,605	154,393	12,788	154,355	163,544	9,189

Total interest-bearing liabilities	171,152	183,966	12,814	187,959	197,160	9,201

Derivative financial instruments
Floor Income Contracts	(2,544)	(2,544)	—	(1,315)	(1,315)	—
Interest rate swaps	1,463	1,463	—	744	744	—
Cross currency interest rate swaps	1,116	1,116	—	1,811	1,811	—
Other	1	1	—	25	25	—

Excess of net asset fair value over carrying value			$6,438			$2,826

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily U.S. Treasury or U.S. agency securities whose cost basis is $85 million and $137 million at December 31, 2011 and 2010, respectively, versus a fair value of $90 million and $139 million at December 31, 2011 and 2010, respectively.

14.	Commitments, Contingencies and Guarantees

In Re SLM Corporation Securities Litigation. On January 31, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York alleging that the Company and certain officers violated federal securities laws by, among other things, issuing a series of materially false and misleading statements with respect to our financial results for year-end 2006 and the first quarter of 2007. This case and other actions arising out of the same circumstances and alleged acts have been consolidated and are now identified as In Re SLM Corporation Securities Litigation. The case purports to be brought on behalf of those who acquired our common stock between January 18, 2007 and January 23, 2008. On January 24, 2012, the court certified a class, appointed class counsel and appointed a class representative. On February 10, 2012, the parties entered into a settlement term sheet under which we agreed to pay $35 million, which amount includes all attorneys’ fees, administration costs, expenses, class member benefits, and costs of any kind associated with the resolution of this matter. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation. The entire settlement amount will be paid by our insurers and the settlement is subject to us entering into a formal settlement agreement and Court approval. As a result there are no loss accruals recorded related to this matter as of December 31, 2011.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Commitments, Contingencies and Guarantees (Continued)

Mark A. Arthur et al. v. Sallie Mae, Inc. On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington alleging that we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). Each violation under the TCPA provides for $500 in statutory damages ($1,500 if a willful violation is shown). Plaintiffs were seeking statutory damages, damages for willful violations, attorneys’ fees, costs, and injunctive relief. On October 7, 2011, we entered into an amended settlement agreement under which the Company agreed to a settlement fund of $24.15 million. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation. On January 10, 2012, the Court denied, without prejudice, the Motion for Preliminary Approval of the amended settlement agreement noting, however, that although the proposed settlement satisfies the Court’s requirement of overall fairness, the Court expressed concern regarding the proposed form of notice and other forms to be provided in connection with the settlement. On February 9, 2012, the Plaintiffs filed a Renewed Motion for Preliminary Approval addressing the Court’s concerns. As of December 31, 2011 we have accrued $24.15 million related to this matter.

ED’s Office of the Inspector General (“OIG”) commenced an audit regarding Special Allowance Payments on September 10, 2007. On August 3, 2009, we received the final audit report of the OIG related to our billing practices for Special Allowance Payments. Among other things, the OIG recommended that ED instruct us to return approximately $22 million in alleged special allowance overpayments. We continue to believe that our practices were consistent with longstanding ED guidance and all applicable rules and regulations and intend to continue disputing these findings. We provided our response to the Secretary of Education on October 2, 2009 and we provided additional information to ED in 2010. We have not received any further requests since that time. At this time, we estimate the range of potential exposure to be $0 to $22 million. We have not accrued any loss related to this matter as of December 31, 2011.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Commitments, Contingencies and Guarantees (Continued)

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

We maintain forward contracts to purchase loans from our lending partners at contractual prices. These contracts typically have a maximum amount we are committed to buy, but lack a fixed or determinable amount as it ultimately is based on the lending partner’s origination activity. At December 31, 2011, there were $17 million of originated loans (Private Education Loans) in the pipeline that we are committed to purchase.

15.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	.8	1.2	(1.3)
Non-deductible goodwill	—	9.2	—
Other, net	(.5)	(.2)	(1.0)

Effective tax rate	35.3%	45.2%	32.7%

The effective tax rates for discontinued operations for the years ended December 31, 2011, 2010 and 2009 are 38.0 percent, 26.7 percent, and 27.9 percent, respectively. The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the establishment of valuation allowances against capital loss carryforwards for the years ended December 31, 2010 and 2009, and due to the impact of state taxes, net of federal benefit, for the years ended December 31, 2011, 2010 and 2009.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Income Taxes (Continued)

Income tax expense consists of:

	December 31,
(Dollars in millions)	2011	2010	2009
Continuing operations current provision/(benefit):
Federal	$437	$252	$156
State	38	37	(19)
Foreign	—	—	—

Total continuing operations current provision/(benefit)	475	289	137
Continuing operations deferred provision/(benefit):
Federal	(121)	214	124
State	(26)	(10)	3
Foreign	—	—	—

Total continuing operations deferred provision/(benefit)	(147)	204	127

Continuing operations provision for income tax expense/(benefit)	328	493	264

Discontinued operations current provision/(benefit):
Federal	$(50)	$30	$(199)
State	(5)	7	(13)
Foreign	—	—	—

Total discontinued operations current provision/(benefit)	(55)	37	(212)
Discontinued operations deferred provision/(benefit):
Federal	68	(56)	114
State	7	(5)	13
Foreign	—	—	—

Total discontinued operations deferred provision/(benefit)	75	(61)	127

Discontinued operations provision for income tax expense/(benefit)	20	(24)	(85)

Provision for income tax expense/(benefit)	$348	$469	$179

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2011	2010
Deferred tax assets:
Loan reserves	$959	$909
Market value adjustments on student loans, investments and derivatives	595	480
Stock-based compensation plans	78	73
Deferred revenue	62	71
Accrued expenses not currently deductible	51	53
Operating loss and credit carryovers	49	22
Student loan premiums and discounts, net	43	47
Intangible assets	2	80
Other	3	82

Total deferred tax assets	1,842	1,817

Deferred tax liabilities:
Gains/(losses) on repurchased debt	297	300
Leases	37	53
Other	37	26

Total deferred tax liabilities	371	379

Net deferred tax assets	$1,471	$1,438

Included in other deferred tax assets is a valuation allowance of $31 million and $33 million as of December 31, 2011 and 2010, respectively, against a portion of the Company’s federal, state and international deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state capital loss carryovers and state and international net operating loss carryovers that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the economic slowdown, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2011, we have apportioned state net operating loss carryforwards of $375 million which begin to expire in 2013, state capital loss carryovers of $7 million which begin to expire in 2014, international net operating loss carryforwards of $.5 million which begin to expire in 2032, and federal and state credit carryovers of $.3 million which begin to expire in 2020.

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2011	2010	2009
Unrecognized tax benefits at beginning of year	$41.7	$104.4	$86.4
Increases resulting from tax positions taken during a prior period	20.5	13.1	75.2
Decreases resulting from tax positions taken during a prior period	(2.1)	(47.5)	(58.3)
Increases/(decreases) resulting from tax positions taken during the current period	(9.1)	(2.5)	(22.5)
Decreases related to settlements with taxing authorities	—	(87.6)	(17.9)
Increases related to settlements with taxing authorities	0.4	69.1	44.7
Reductions related to the lapse of statute of limitations	(5.5)	(7.3)	(3.2)

Unrecognized tax benefits at end of year	$45.9	$41.7	$104.4

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Income Taxes (Continued)

As of December 31, 2011, the gross unrecognized tax benefits are $45.9 million. Included in the $45.9 million are $22.3 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The IRS began the examination of our 2009 U.S. federal income tax returns during the fourth quarter of 2010, and we expect to resolve this audit during 2012. The resolution of the 2009 audit will not have a material impact on our unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. U.S. federal income tax returns filed for years 2008 and prior have been audited and are now resolved. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years).

16.	Segment Reporting

We monitor and assess our ongoing operations and results by three primary operating segments — the Consumer Lending operating segment, the Business Services operating segment and the FFELP Loan operating segment. These three operating segments meet the quantitative thresholds for reportable segments. Accordingly, the results of operations of our Consumer Lending, Business Services and FFELP Loans segments are presented separately. We have smaller operating segments that consist of business operations that have either been discontinued or are winding down. These operating segments do not meet the quantitative thresholds to be considered reportable segments. As a result, the results of operations for these operating segments (Purchased Paper business and mortgage and other loan business) are combined with gains/losses from the repurchase of debt, the financial results of our corporate liquidity portfolio and all overhead within the Other reportable segment. The management reporting process measures the performance of our operating segments based on our management structure, as well as the methodology we used to evaluate performance and allocate resources. Management, including our chief operating decision makers, evaluates the performance of our operating segments based on their profitability. As discussed further below, we measure the profitability of our operating segments based on “Core Earnings.” Accordingly, information regarding our reportable segments is provided based on a “Core Earnings” basis.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or borrowers’ resources.

Private Education Loans bear the full credit risk of the borrower. We manage this risk by underwriting and pricing according to credit risk based upon customized credit scoring criteria and the addition of qualified cosigners. For the year ended December 31, 2011, our annual charge-off rate for Private Education Loans (as a percentage of loans in repayment) was 3.7 percent, as compared to 5.0 percent for the prior year.

In 2011, we originated $2.7 billion of Private Education Loans, an increase of 19 percent from the prior year even as borrowings under Private Education Loan programs contracted by approximately 12 percent. As of December 31, 2011 and 2010, we had $36.3 billion and $35.7 billion of Private Education Loans outstanding, respectively. At December 31, 2011, 56 percent of our Private Education Loans were funded with non-recourse, long-term debt; 51 percent of our Private Education Loans being funded to term by securitization trusts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

In this segment, we also earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily late payment and forbearance fees. Operating expenses for this segment include costs incurred to acquire and to service our loans.

Since the beginning of 2006, all of our Private Education Loans have been originated and funded by the Bank, a Utah industrial bank subsidiary regulated by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2011, the Bank had total assets of $7.6 billion including $5.0 billion in Private Education Loans. As of the same date, the Bank had total deposits of $6.3 billion. The Bank relies on both retail and brokered deposits to fund its assets. The Bank is also a key component of our Campus Solutions and college savings products businesses. Deposits and refunds from our Campus Solutions business are held at the Bank. In addition, Upromise rewards earned by members are held at the Bank.

We face competition for Private Education Loans from a group of the nation’s larger banks and local credit unions.

The following table includes asset information for our Consumer Lending segment.

	December 31,
(Dollars in millions)	2011	2010
Private Education Loans, net	$36,290	$35,656
Cash and investments(1)	3,113	3,372
Other	3,595	4,004

Total assets	$42,998	$43,032

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates the vast majority of its revenue from servicing our FFELP Loan portfolio and from performing servicing default aversion and contingency collections work on behalf of ED, Guarantors of FFELP Loans, and other institutions. The elimination of FFELP in July 2010 will cause these FFELP-related revenue sources to continue to decline.

•

Servicing revenues from the FFELP Loans we own and manage represent intercompany charges to the FFELP Loans segment at rates paid to us by the trusts which own the loans. These fees are legally the first payment priority of the trusts and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues grew to $739 million in 2011 from $648 million in 2010. The increase in loan servicing revenues was the result of the acquisition of a large portfolio of loans on December 31, 2010. Intercompany loan servicing revenues will decline as the FFELP portfolio amortizes.

•	In 2011, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $46 million, down from $56 million in 2010. These fees will continue to decline as the portfolio amortizes.

•	In 2011, contingency collection revenue from Guarantor clients totaled $246 million, unchanged compared with the prior year. We anticipate these revenues will begin to steadily decline in 2013.

The scale, diversification and performance of our Business Services segment have been, and we expect them to remain, a competitive advantage for us. As FFELP-related service revenue streams decline, we will strive to replace them over the coming years by exploring both complementary and

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

diversified strategies to expand demand for our services in and beyond the student loan market. For example, in 2011 we launched Sallie Mae Insurance Services to offer tuition, renters’ and student health insurance to college students and higher education institutions. We also acquired SC Services & Associates to enhance our ability to provide collections services to local governments and courts.

Our primary Business Services activities that are not directly related to the FFELP include:

Upromise

Upromise generates revenue by providing program management services for 529 college-savings plans with assets of $37.5 billion in 31 college-savings plans in 16 states. We also generate transaction fees through our Upromise consumer savings network, through which members have earned $660 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, using the Upromise World MasterCard, or completing other qualified transactions. We earn a fee for the marketing and administrative services we provide to companies that participate in the Upromise savings network. We compete for 529 college-savings plan business with a large array of banks, financial services and other processing companies. We also compete with other loyalty shopping services and companies.

ED Servicing and Collection Contracts

In the second quarter of 2009, ED named Sallie Mae as one of four servicers awarded a servicing contract (the “ED Servicing Contract”) to service all newly disbursed federal loans owned by ED. The contract spans five years with one, five-year renewal at the option of ED. We compete for Direct Loan servicing volume from ED with the three other servicing companies with whom we share the contract. Account allocations are awarded annually based on each company’s performance on five different metrics: defaulted borrower count, defaulted borrower dollar amount, a survey of borrowers, a survey of schools and a survey of ED personnel. Pursuant to the contract terms related to annual volume allocation of new loans, the maximum any servicer could be awarded is 40 percent of net new borrowers in that contract year. We are focused on our performance to increase our allocation of new accounts under the ED Servicing Contract. Our share of new loans serviced for ED under the ED Servicing Contract increased to 26 percent in 2012 from 22 percent in the prior contract year as a result of an improvement of our performance on the ED scorecard.

Since 1997, we have provided collection services on defaulted student loans to ED customers. The current contract runs through December 31, 2012, with two one-year renewal options by ED. There are 21 other collection providers, of which we compete with 16 providers for account allocation based on quarterly performance metrics. As a consistent top performer, our share of allocated accounts has ranged from six percent to eight percent for this contract period.

Other

Our Campus Solutions business offers a suite of solutions designed to help campus business offices increase their services to students and families. The product suite includes electronic billing, collection, payment and refund services plus full tuition payment plan administration. In 2011, we generated servicing revenue from over 1,100 schools.

At December 31, 2011 and 2010, the Business Services segment had total assets of $912 million and $930 million, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio and the underlying debt, related derivatives and capital funding the loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed before and after July 1, 2006, respectively. In the case of death, disability or bankruptcy of the borrower, these guarantees cover 100 percent of the loan’s principal and accrued interest.

At December 31, 2011, we held $138 billion of FFELP Loans, of which 94 percent were funded with nonrecourse, long-term debt; 76 percent of our FFELP Loans being funded to term by securitization trusts, 15 percent funded through the ED Conduit Program which terminates on January 19, 2014, and 3 percent funded through our multiyear asset-backed commercial paper (“ABCP”) facility. As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the net interest margin recorded in the FFELP Loans segment is relatively stable and the capital requirements with respect to the segment are modest. In addition to the net interest margin, we earn fee income largely from late fees on the loans.

Our FFELP Loan portfolio will amortize over approximately 20 years. Our goal is to maximize the cash flow generated by the portfolio. We will seek to acquire other third-party FFELP Loan portfolios to add net interest income and servicing revenue.

The Higher Education Act (the “HEA”) regulates every aspect of the FFELP, including communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly could jeopardize the insurance and guarantees and federal support on these loans. The insurance and guarantees on our existing loans were not affected by HCERA.

The following table includes asset information for our FFELP Loans segment.

	December 31,
(Dollars in millions)	2011	2010
FFELP Loans, net	$138,130	$148,649
Cash and investments(1)	6,067	5,963
Other	4,415	3,911

Total assets	$148,612	$158,523

(1)	Includes restricted cash and investments.

Other Segment

The Other segment consists primarily of the financial results related to activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment. Overhead expenses include costs related to executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and information technology costs related to infrastructure and operations.

At December 31, 2011 and 2010, the Other segment had total assets of $823 million and $2.8 billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

Measure of Profitability

The tables below include the condensed operating results for each of our reportable segments. Management, including the chief operating decision makers, evaluates the Company on certain performance measures that we refer to as “Core Earnings” performance measures for each operating segment. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for three items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The three items adjusted for in our “Core Earnings” presentations are (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets and (3) the off-balance sheet treatment of certain securitization transactions. The tables presented below reflect “Core Earnings” operating measures reviewed and utilized by management to manage the business. Reconciliation of the “Core Earnings” segment totals to our consolidated operating results in accordance with GAAP is also included in the tables below.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,429	$—	$2,914	$—	$—	$5,343	$547	$5,890
Other loans	—	—	—	21	—	21	—	21
Cash and investments	9	11	5	5	(11)	19	—	19

Total interest income	2,438	11	2,919	26	(11)	5,383	547	5,930
Total interest expense	804	—	1,472	54	(11)	2,319	82	2,401

Net interest income (loss)	1,634	11	1,447	(28)	—	3,064	465	3,529
Less: provisions for loan losses	1,179	—	86	30	—	1,295	—	1,295

Net interest income after provisions for loan losses	455	11	1,361	(58)	—	1,769	465	2,234
Servicing revenue	64	970	85	1	(739)	381	—	381
Contingency revenue	—	333	—	—	—	333	—	333
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income (loss)	(9)	70	1	(9)	—	53	(979)	(926)

Total other income (loss)	55	1,373	86	56	(739)	831	(1,005)	(174)
Expenses:
Direct operating expenses	304	482	760	12	(739)	819	—	819
Overhead expenses	—	—	—	281	—	281	—	281

Operating expenses	304	482	760	293	(739)	1,100	—	1,100
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	24	24
Restructuring expenses	3	3	1	2	—	9	—	9

Total expenses	307	485	761	295	(739)	1,109	24	1,133

Income (loss) from continuing operations, before income tax expense (benefit)	203	899	686	(297)	—	1,491	(564)	927
Income tax expense (benefit)(3)	75	330	252	(109)	—	548	(220)	328

Net income (loss) from continuing operations	128	569	434	(188)	—	943	(344)	599
Income from discontinued operations, net of taxes	—	—	—	33	—	33	—	33

Net income (loss)	128	569	434	(155)	—	976	(344)	632
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	(1)

Net income (loss) attributable to SLM Corporation	$128	$570	$434	$(155)	$—	$977	$(344)	$633

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$465	$—	$465
Total other loss	(1,005)	—	(1,005)
Goodwill and acquired intangible assets impairment and amortization	—	24	24

Total “Core Earnings” adjustments to GAAP	$(540)	$(24)	(564)

Income tax benefit			(220)

Net loss			$(344)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

	Year Ended December 31, 2010
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,353	$—	$2,766	$—	$—	$5,119	$579	$5,698
Other loans	—	—	—	30	—	30	—	30
Cash and investments	14	17	9	3	(17)	26	—	26

Total interest income	2,367	17	2,775	33	(17)	5,175	579	5,754
Total interest expense	758	—	1,407	45	(17)	2,193	82	2,275

Net interest income (loss)	1,609	17	1,368	(12)	—	2,982	497	3,479
Less: provisions for loan losses	1,298	—	98	23	—	1,419	—	1,419

Net interest income (loss) after provisions for loan losses	311	17	1,270	(35)	—	1,563	497	2,060
Servicing revenue	72	912	68	1	(648)	405	—	405
Contingency revenue	—	330	—	—	—	330	—	330
Gains on debt repurchases	—	—	—	317	—	317	—	317
Other income (loss)	—	51	320	13	—	384	(414)	(30)

Total other income	72	1,293	388	331	(648)	1,436	(414)	1,022
Expenses:
Direct operating expenses	350	500	736	12	(648)	950	—	950
Overhead expenses	—	—	—	258	—	258	—	258

Operating expenses	350	500	736	270	(648)	1,208	—	1,208
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	699	699
Restructuring expenses	12	7	54	12	—	85	—	85

Total expenses	362	507	790	282	(648)	1,293	699	1,992

Income from continuing operations, before income tax expense	21	803	868	14	—	1,706	(616)	1,090
Income tax expense(3)	8	288	311	4	—	611	(118)	493

Net income from continuing operations	13	515	557	10	—	1,095	(498)	597
Loss from discontinued operations, net of taxes	—	—	—	(67)	—	(67)	—	(67)

Net income (loss)	$13	$515	$557	$(57)	$—	$1,028	$(498)	$530

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2010
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$497	$—	$497
Total other loss	(414)	—	(414)
Goodwill and acquired intangible assets impairment and amortization	—	699	699

Total “Core Earnings” adjustments to GAAP	$83	$(699)	(616)

Income tax benefit			(118)

Net loss			$(498)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

	Year Ended December 31, 2009
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$2,254	$—	$3,252	$—	$—	$5,506	$(830)	$4,676
Other loans	—	—	—	56	—	56	—	56
Cash and investments	13	20	26	(10)	(20)	29	(3)	26

Total interest income	2,267	20	3,278	46	(20)	5,591	(833)	4,758
Total interest expense	721	—	2,238	66	(20)	3,005	30	3,035

Net interest income (loss)	1,546	20	1,040	(20)	—	2,586	(863)	1,723
Less: provisions for loan losses	1,399	—	119	46	—	1,564	(445)	1,119

Net interest income (loss) after provisions for loan losses	147	20	921	(66)	—	1,022	(418)	604
Servicing revenue	70	954	75	—	(659)	440	—	440
Contingency revenue	—	294	—	—	—	294	—	294
Gains on debt repurchases	—	—	—	536	—	536	—	536
Other income	—	55	292	1	—	348	(285)	63

Total other income	70	1,303	367	537	(659)	1,618	(285)	1,333
Expenses:
Direct operating expenses	265	440	754	6	(659)	806	—	806
Overhead expenses	—	—	—	237	—	237	—	237

Operating expenses	265	440	754	243	(659)	1,043	—	1,043
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	76	76
Restructuring expenses	2	2	8	(2)	—	10	—	10

Total expenses	267	442	762	241	(659)	1,053	76	1,129

Income (loss) from continuing operations, before income tax expense (benefit)	(50)	881	526	230	—	1,587	(779)	808
Income tax expense (benefit)(3)	(18)	311	186	81	—	560	(296)	264

Net income (loss) from continuing operations	(32)	570	340	149	—	1,027	(483)	544
Loss from discontinued operations, net of taxes	—	—	—	(220)	—	(220)	—	(220)

Net income (loss)	$(32)	$570	$340	$(71)	$—	$807	$(483)	$324

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2009
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Net Impact of Securitization Accounting	Total
Net interest income (loss)	$78	$—	$(941)	$(863)
Less: provisions for loan losses	—	—	(445)	(445)

Net interest income (loss) after provisions for loan losses	78	—	(496)	(418)
Total other loss	(580)	—	295	(285)
Goodwill and acquired intangible assets impairment and amortization	—	76	—	76

Total “Core Earnings” adjustments to GAAP	$(502)	$(76)	$(201)	(779)

Income tax benefit				(296)

Net loss				$(483)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income, and certain other items that management does not consider in evaluating our operating results. The following table reflects aggregate adjustments associated with these areas.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(540)	$83	$(502)
Net impact of acquired intangibles(2)	(24)	(699)	(76)
Net impact of securitization accounting(3)	—	—	(201)
Net tax effect(4)	220	118	296

Total “Core Earnings” adjustments to GAAP	$(344)	$(498)	$(483)

(1)      Derivative accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP. To a lesser extent, these periodic unrealized gains and losses are also a result of ineffectiveness recognized related to effective hedges. These unrealized gains and losses occur in our Consumer Lending, FFELP Loans and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

(2) Goodwill and Acquired Intangibles: We exclude goodwill and intangible impairment and amortization of acquired intangibles.

(3)      Securitization accounting: On January 1, 2010, we adopted the new consolidation accounting guidance which Consolidated our off-balance sheet securitization trusts. As a result, from 2010 forward, there is no longer a difference between our GAAP and “Core Earnings” presentation for securitization accounting. (See “Note 2 — Significant Accounting Policies” for further details). Prior to the adoption of the new consolidation accounting guidance on January 1, 2010, certain securitization transactions in our FFELP Loans and Consumer Lending business segments were accounted for as sales of assets. Under “Core Earnings” for the FFELP Loans and Consumer Lending business segments, we present all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions, as well as ongoing “securitization servicing and Residual Interest revenue (loss)” presented in accordance with GAAP, were excluded from “Core Earnings” and were replaced by interest income, provisions for loan losses, and interest expense as earned or incurred on the securitization loans. The additional net interest margin included in “Core Earnings” contained any related fees or costs such as Consolidation Loan Rebate Fees, premium and discount amortization as well as any Repayment Borrower Benefit yield adjustments. We also excluded transactions with our off-balance sheet trusts from “Core Earnings” as they were considered intercompany transactions on a “Core Earnings” basis. While we believe that our “Core Earnings” presentation presents the economic substance of results from our loan portfolios, when compared to GAAP results, it understates earnings volatility from securitization gains, securitization servicing income and Residual Interest income.

(4) Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Discontinued Operations

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

In the fourth quarter of 2010, we began actively marketing for sale our Purchased Paper — Non-Mortgage business and concluded it was probable this business would be sold within one year at which time we would exit the business. The Purchased Paper — Non-Mortgage business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. As a result, we have classified the business as held-for-sale, and, as such, the results of operations of this business were required to be presented in discontinued operations beginning in the fourth quarter of 2010. In connection with this classification, we were required to carry this business at the lower of fair value or historical cost basis. This resulted in us recording an after-tax loss of $52 million from discontinued operations in the fourth quarter of 2010, primarily due to adjusting the value of this business to its estimated fair value. We sold the Purchased Paper — Non-Mortgage business in the third quarter of 2011 which resulted in a $23 million after-tax gain.

The Purchased Paper — Mortgage/Properties business and the Purchased Paper — Non-Mortgage business comprise operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes, from the rest of the Company. Accordingly, this Component is presented as discontinued operations as (1) the operations and cash flows of the Component have been eliminated from our ongoing operations as of December 31, 2010, and (2) we will have no continuing involvement in the operations of this Component subsequent to the sale of the Purchased Paper-Non Mortgage business.

The following table summarizes the discontinued assets and liabilities at December 31, 2011 and 2010.

	At December 31,
(Dollars in millions)	2011	2010
Assets:
Cash and equivalents	$3	$4
Other assets	14	177

Assets of discontinued operations	$17	$181

Liabilities:
Liabilities of discontinued operations	$7	$6

At December 31, 2011, other assets of our discontinued operations consist primarily of restricted cash and a deferred tax asset for wind down accruals. Liabilities of our discontinued operations consist primarily of sale related liabilities and restructuring liabilities related to severance and contract termination costs.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Discontinued Operations (Continued)

The following table summarizes the discontinued operations.

	Years Ended December 31,
(Dollars in millions)	2011	2010	2009
Operations:
Income (loss) from discontinued operations before income taxes	$53	$(91)	$(305)
Income tax expense (benefit)	20	(24)	(85)

Income (loss) from discontinued operations, net of taxes	$33	$(67)	$(220)

Disposal:
Loss on disposal before income taxes	$—	$—	$(119)
Income tax benefit	—	—	(23)

Loss on disposal, net of taxes	$—	$—	$(96)

18.	Concentrations of Risk

Our business is primarily focused in providing and/or servicing to help students and their families save, plan and pay for college. We primarily originate, service and/or collect loans made to students and/or their parents to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States, through our Private Education Loan programs and as a servicer and collector of loans for ED. In addition we are the largest holder, servicer and collector of loans under FFELP, a program that was recently discontinued. Because of this concentration in one industry, we are exposed to credit, legislative, operational, regulatory, and liquidity risks associated with the student loan industry.

Concentration Risk in the Revenues Associated with Private Education Loans

We are the leader in the origination of Private Education Loans. As such, we are exposed to the risk that students and their families have greater access to federal loans or grants for education which, in turn, would reduce our opportunity to originate and service Private Education Loans. Students and their families use multiple sources of funding to pay for their college education, including savings, current income, grants, scholarships, and FFELP and Private Education Loans. Due to an increase in federal loan limits that took effect in 2007 and 2008, we have seen a substantial increase in borrowing from federal loan programs in recent years. In addition to the risk associated with reduced Private Education Loan volumes, we are exposed to credit risk from economic conditions, particularly as they relate to the ability of recent graduates to find jobs in their fields of study, thereby increasing our risk of loss.

Concentration Risk in the Revenues Associated with FFELP Loans

Effective July 1, 2010, the HCERA legislation required that all new federal loans are to be made through the DSLP and eliminated the FFELP through which we currently generate the majority of our net income. The new law did not alter or affect the terms and conditions of existing FFELP Loans. We no longer originate FFELP Loans and therefore no longer earn revenue on newly originated FFELP Loan volume after 2010. The net interest margin we earn on our FFELP Loans portfolio, which totaled $1.9 billion in 2011, will decline over time as the portfolio amortizes.

HCERA also eliminated the need for the Guarantors and the services we provided to the sector. We earned an origination fee when we processed a loan guarantee for a Guarantor client and a maintenance fee for the life of the loan for servicing the Guarantor’s portfolio of loans. FFELP Loans are no longer originated; therefore, we no

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Concentrations of Risk (Continued)

longer earn the origination fee paid by the Guarantor. The portfolio that generates the maintenance fee is now in runoff, and the maintenance fees we earn will decline ratably with the portfolio. We earned maintenance fees of $45.9 million in 2011.

Our student loan contingent collection business is also affected by HCERA. We currently have 13 Guarantors as clients. We earn revenue from Guarantors for collecting defaulted loans as well as for managing their portfolios of defaulted loans. In 2011, collection revenue from Guarantor clients totaled $246 million. We anticipate that revenue from Guarantors will be relatively stable through 2012 and then begin to steadily decline as the portfolio of defaulted loans we manage is resolved and amortizes.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Quarterly Financial Information (unaudited)

	2011
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$898	$868	$885	$879
Less: provisions for loan losses	303	291	409	292

Net interest income after provisions for loan losses	595	577	476	587
Gains (losses) on derivative and hedging activities, net	(242)	(510)	(480)	272
Other income	236	182	180	187
Operating expenses	303	268	285	243
Goodwill and acquired intangible assets amortization expense	6	6	6	5
Restructuring expenses	4	2	1	3
Income tax expense (benefit)	99	(10)	(46)	285

Net income (loss) from continuing operations	177	(17)	(70)	510
Income (loss) from discontinued operations, net of taxes	(2)	11	23	1

Net income (loss)	175	(6)	(47)	511
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—

Net income (loss) attributable to SLM Corporation	175	(6)	(47)	511
Preferred stock dividends	4	4	5	5

Net income (loss) attributable to SLM Corporation common stock	$171	$(10)	$(52)	$506

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.32	$(.04)	$(.14)	$1.00
Discontinued operations	—	.02	.04	—

Total	$.32	$(.02)	$(.10)	$1.00

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.32	$(.04)	$(.14)	$.99
Discontinued operations	—	.02	.04	—

Total	$.32	$(.02)	$(.10)	$.99

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Quarterly Financial Information (unaudited) (Continued)

	2010
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$854	$896	$872	$857
Less: provisions for loan losses	359	382	358	320

Net interest income after provisions for loan losses	495	514	514	537
Gains (losses) on derivative and hedging activities, net	(82)	95	(344)	(29)
Other income	315	272	192	603
Operating expenses	287	309	302	308
Goodwill and acquired intangible assets impairment and amortization expense	10	10	670	10
Restructuring expenses	25	18	10	33
Income tax expense (benefit)	159	199	(126)	261

Net income (loss) from continuing operations	247	345	(494)	499
Loss from discontinued operations, net of taxes	(7)	(7)	(1)	(52)

Net income (loss)	240	338	(495)	447
Preferred stock dividends	19	19	19	16

Net income (loss) attributable to common stock	$221	$319	$(514)	$431

Basic earnings (loss) per common share:
Continuing operations	$.47	$.67	$(1.06)	$.99
Discontinued operations	(.01)	(.01)	—	(.11)

Total	$.46	$.66	$(1.06)	$.88

Diluted earnings (loss) per common share:
Continuing operations	$.46	$.64	$(1.06)	$.94
Discontinued operations	(.01)	(.01)	—	(.10)

Total	$.45	$.63	$(1.06)	$.84

APPENDIX A

FEDERAL FAMILY EDUCATION LOAN PROGRAM (“FFELP”)

Note: On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (“HCERA”) which terminated the FFELP as of July 1, 2010. This appendix presents an abbreviated summary of the program prior to the termination date. The new law does not alter or affect the terms and conditions of existing FFELP Loans made before July 1, 2010 or the credit support related thereto. For a more fulsome discussion and history of some of the topics described herein, see Appendix A to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

This appendix describes or summarizes the material provisions of Title IV of the Higher Education Act (“HEA”), the FFELP and related statutes and regulations. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the HEA and the related regulations has been the subject of extensive amendments over the years. We cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

General

The FFELP, under Title IV of HEA, provided for loans to students who were enrolled in eligible institutions, or to parents of dependent students who were enrolled in eligible institutions, to finance their educational costs. Payment of principal and interest on the student loans to the holders of the loans is insured by a state or not-for-profit guaranty agency against:

•	default of the borrower;

•	the death, bankruptcy or permanent, total disability of the borrower;

•	closing of the student’s school prior to the end of the academic period;

•	false certification of the borrower’s eligibility for the loan by the school; and

•	an unpaid school refund.

Claims are paid from federal assets, known as “federal student loan reserve funds,” which are maintained and administered by state and not-for-profit guaranty agencies. In addition the holders of student loans are entitled to receive interest subsidy payments and Special Allowance Payments from ED on eligible student loans. Special Allowance Payments raise the yield to student loan lenders when the statutory borrower interest rate is below an indexed market value.

Four types of FFELP Loans were authorized under the HEA:

•	Subsidized Federal Stafford Loans to students who demonstrated requisite financial need;

•	Unsubsidized Federal Stafford Loans to students who either did not demonstrate financial need or require additional loans to supplement their Subsidized Stafford Loans;

•	Federal PLUS Loans to graduate or professional students (effective July 1, 2006) or parents of dependent students whose estimated costs of attending school exceed other available financial aid; and

•	FFELP Consolidation Loans, which consolidate into a single loan a borrower’s obligations under various federally authorized student loan programs.

Legislative Matters

The federal student loan programs are subject to frequent statutory and regulatory changes. The most significant change to FFELP was with the enactment of the HCERA, which terminated FFELP as of July 1, 2010.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments are calculated for FFELP Loans first disbursed on or after January 1, 2000. The law allows holders to elect to move the index from the Commercial Paper (“CP”) Rate to the one-month London Inter Bank Offered Rate (“LIBOR”). Such elections must be made by April 1, 2012.

Eligible Lenders, Students and Educational Institutions

Lenders who were eligible to make loans under the FFELP generally included banks, savings and loan associations, credit unions, pension funds and, under some conditions, schools and guaranty agencies. A federal student loan may be made to, or on behalf of, a “qualified student.” A “qualified student” is an individual who

•	is a United States citizen, national or permanent resident;

•	has been accepted for enrollment or is enrolled and maintaining satisfactory academic progress at a participating educational institution; and

•	is carrying at least one-half of the normal full-time academic workload for the course of study the student is pursuing.

A student qualified for a subsidized Stafford Loan if his family met the financial need requirements for the particular loan program. Only PLUS Loan borrowers have to meet credit standards.

Eligible schools included institutions of higher education, including proprietary institutions, meeting the standards provided in the HEA. For a school to participate in the program, the U.S. Department of Education (“ED”) had to approve its eligibility under standards established by regulation.

Financial Need Analysis

Subject to program limits and conditions, student loans generally were made in amounts sufficient to cover the student’s estimated costs of attending school, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses as determined by the institution. Generally, each loan applicant (and parents in the case of a dependent child) underwent a financial need analysis.

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

For a discussion on the computation of the special allowance percentage and special allowance margin, see Appendix A to our 2010 Form 10-K.

Fees

Loan Rebate Fee. A loan rebate fee of 1.05% is paid annually on the unpaid principal and interest of each Consolidation Loan disbursed on or after October 1, 1993. This fee was reduced to .62% for loans made from October 1, 1998 to January 31, 1999.

Stafford Loan Program

For Stafford Loans, the HEA provided for:

•	federal reimbursement of Stafford Loans made by eligible lenders to qualified students;

•	federal interest subsidy payments on Subsidized Stafford Loans paid by ED to holders of the loans in lieu of the borrowers’ making interest payments during in-school, grace and deferment periods; and

•	Special Allowance Payments representing an additional subsidy paid by ED to the holders of eligible Stafford Loans.

We refer to all three types of assistance as “federal assistance.”

The HEA also permits, and in some cases requires, “forbearance” periods from loan collection in some circumstances. Interest that accrues during forbearance is never subsidized. Interest that accrues during deferment periods may be subsidized.

PLUS and SLS Loan Programs

The HEA authorizes PLUS Loans to be made to graduate or professional students (effective July 1, 2006) and parents of eligible dependent students and previously authorized SLS Loans to be made to the categories of students now served by the Unsubsidized Stafford Loan program. Borrowers who have no adverse credit history or who are able to secure an endorser without an adverse credit history are eligible for PLUS Loans, as well as some borrowers with extenuating circumstances. The federal assistance applicable to PLUS and SLS Loans are similar to those of Stafford Loans. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, Special Allowance Payments are more restricted.

The annual and aggregate amounts of PLUS Loans were limited only to the difference between the cost of the student’s education and other financial aid received, including scholarship, grants and other student loans.

Consolidation Loan Program

The enactment of HCERA ended new originations under the FFELP consolidation program, effective July 1, 2010. Previously, the HEA authorized a program under which borrowers may consolidate one or more of their student loans into a single FFELP Consolidation Loan that was insured and reinsured on a basis similar to Stafford and PLUS Loans. FFELP Consolidation Loans were made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured student loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal student loan programs and loans made by different lenders. In general, a borrower’s eligibility to consolidate their federal student loans ends upon receipt of a Consolidation Loan. With the end of new FFELP originations, borrowers with multiple loans, including FFELP loans, may only consolidate their loans in the DSLP. For additional information regarding the Consolidation Loan Program, see Appendix A to our 2010 Form 10-K.

Guaranty Agencies under the FFELP

Under the FFELP, guaranty agencies insured FFELP loans made by eligible lending institutions, paying claims from “federal student loan reserve funds.” These loans are insured as to 100 percent of principal and accrued interest against death or discharge. FFELP loans are also insured against default, with the percent insured dependent on the date of the loans disbursement. For loans that were made before October 1, 1993, lenders are insured for 100 percent of the principal and unpaid accrued interest. From October 1, 1993 to June 30, 2006, lenders are insured for 98 percent of principal and all unpaid accrued interest. Insurance for loans made on or after July 1, 2006 was reduced from 98 percent to 97 percent.

ED guarantees to the guaranty agencies reimbursement of amounts paid to lenders on FFELP Loans. Under the HEA, the guaranty agencies by way of guaranty agreements entered into with ED are, subject to conditions, deemed to have a contractual right against the United States during the life of the loan to receive reimbursement for these amounts.

After ED reimburses a guaranty agency for a default claim, the guaranty agency attempts to collect the loan from the borrower. However, ED requires that the defaulted loans be assigned to it when the guaranty agency is not successful. A guaranty agency also refers defaulted loans to ED to “offset” any federal income tax refunds or other federal reimbursement which may be due the borrowers. Some states have similar offset programs.

To be eligible, FFELP loans must meet the requirements of the HEA and regulations issued under the HEA. Generally, these regulations require that lenders determine whether the applicant is an eligible borrower attending an eligible institution, explain to borrowers their responsibilities under the loan, ensure that the promissory notes evidencing the loan are executed by the borrower; and disburse the loan proceeds as required. After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferrals and forbearances, credit the borrower for payments made, and report the loan’s status to credit reporting agencies. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist of telephone calls, demand letters, skiptracing procedures and requesting assistance from the guaranty agency.

A lender may submit a default claim to the guaranty agency after a student loan has been delinquent for at least 270 days. The guaranty agency must review and pay the claim within 90 days after the lender filed it. The guaranty agency will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guaranty agency must file a reimbursement claim with ED within 45 days (reduced to 30 days July 1, 2006) after the guaranty agency paid the lender for the default claim. Following payment of claims, the guaranty agency endeavors to collect the loan. Guaranty agencies also must meet statutory and regulatory requirements for collecting loans.

If ED determines that a guaranty agency is unable to meet its insurance obligations, the holders of loans insured by that guaranty agency may submit claims directly to ED and ED is required to pay the full reimbursements amounts due, in accordance with claim processing standards no more stringent than those applied by the affected guaranty agency. However, ED’s obligation to pay reimbursement amounts directly in this fashion is contingent upon ED determining a guaranty agency is unable to meet its obligations. While there have been situations where ED has made such determinations regarding affected guaranty agencies, there can be no assurances as to whether ED must make such determinations in the future or whether payments of reimbursement amounts would be made in a timely manner.

Student Loan Discharges

FFELP Loans are not generally dischargeable in bankruptcy. Under the United States Bankruptcy Code, before a student loan may be discharged, the borrower must demonstrate that repaying it would cause the borrower or his family undue hardship. When a FFELP borrower files for bankruptcy, collection of the loan is suspended during the time of the proceeding. If the borrower files under the “wage earner” provisions of the Bankruptcy Code or files a petition for discharge on the ground of undue hardship, then the lender transfers the loan to the guaranty agency which then participates in the bankruptcy proceeding. When the proceeding is complete, unless there was a finding of undue hardship, the loan is transferred back to the lender and collection resumes.

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

Rehabilitation of Defaulted Loans

ED is authorized to enter into agreements with the guaranty agency under which the guaranty agency may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation the guaranty agency must have received reasonable and affordable payments for 12 months (reduced to 9 payments in 10 months effective July 1, 2006), then the borrower may request that the loan be rehabilitated. Because monthly payments are usually greater after rehabilitation, not all borrowers opt for rehabilitation. Upon rehabilitation, a borrower is again eligible for all the benefits under the HEA for which he or she is not eligible as a borrower on a defaulted loan, such as new federal aid, and the negative credit record is expunged. No student loan may be rehabilitated more than once.

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

See “Note 16 — Segment Reporting” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s annual reports on Form 10-K and quarterly reports on Form 10-Q, “Core Earnings” has been labeled as “‘Core’ net income” or “Managed net income” in certain instances.

Direct Loans — Educational loans provided by the DSLP (see definition below) to students and parent borrowers directly through ED (see definition below) rather than through a bank or other lender.

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

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program, a program that was discontinued in 2010.

FFELP Consolidation Loans — Under the FFELP, borrowers with multiple eligible student loans may have consolidated them into a single student loan with one lender at a fixed rate for the life of the loan. The new loan is considered a FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is fixed for the term of the loan and was set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula. In April 2008, we suspended originating new FFELP Consolidation Loans.

FFELP Stafford and Other Student Loans — Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS and HEAL loans. The FFELP was discontinued in 2010.

Fixed Rate Floor Income — Fixed Rate Floor Income is Floor Income associated with student loans with borrower rates that are fixed to term (primarily FFELP Consolidation Loans and Stafford Loans originated on or after July 1, 2006).

Floor Income — For loans disbursed before April 1, 2006, FFELP Loans generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on the SAP formula. We generally finance our student loan portfolio with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. If interest rates decline to a level at which the borrower rate exceeds the SAP formula rate, we continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt continues to decline. In these interest rate environments, we refer to the additional spread it earns between the fixed borrower rate and the SAP formula rate as Floor Income. Depending on the type of student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, lenders are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006.

The following example shows the mechanics of Floor Income for a typical fixed rate FFELP Consolidation Loan (with a commercial paper-based SAP spread of 2.64 percent):

Fixed Borrower Rate	4.25%
SAP Spread over Commercial Paper Rate	(2.64)

Floor Strike Rate(1)	1.61%

(1)     The interest rate at which the underlying index (Treasury bill or commercial paper) plus the fixed SAP spread equals the fixed borrower rate. Floor Income is earned anytime the interest rate of the underlying index declines below this rate.

Based on this example, if the quarterly average commercial paper rate is over 1.61 percent, the holder of the student loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to commercial paper of 2.64 percent. On the other hand, if the quarterly average commercial paper rate is below 1.61 percent, the SAP formula will produce a rate below the fixed borrower rate of 4.25 percent and the loan holder earns at the borrower rate of 4.25 percent.

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

Private Education Loans — Education loans to students or parents of students that are non-federal loans and loans not insured or guaranteed under the FFELP. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or borrowers’ resources. Private Education Loans include loans for higher education (undergraduate and graduate degrees) and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Certain higher education loans have repayment terms similar to FFELP Loans, whereby repayments begin after the borrower leaves school while others require repayment of interest or a fixed pay amount while the borrower is still in school. Our higher education Private Education Loans are not dischargeable in bankruptcy, except in certain limited circumstances.

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

Retained Interest — The Retained Interest includes the Residual Interest and servicing rights (as we retain the servicing responsibilities) for our securitization transactions accounted for as sales.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

3.2	Certificate of Designation of 7.25% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008).

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 21, 2011).

4.1	Indenture, dated as of October 1, 2000, between the Company and The Bank of New York Mellon, as successor to J.P. Morgan Chase Bank, National Association, formerly Chase Manhattan Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on October 5, 2000).

4.2	Fourth Supplemental Indenture, dated as of January 16, 2003, between the registrant and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on January 17, 2003).

4.3	Amended Fourth Supplemental Indenture, dated as of December 17, 2004, between the Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on December 17, 2004).

4.4	Second Amended Fourth Supplemental Indenture, dated as of July 22, 2008, between the Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on July 25, 2008).

4.5	Sixth Supplemental Indenture, dated as of October 15, 2008, between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on October 15, 2008).

4.6	Medium Term Note Master Note, Series A (incorporated by reference to Exhibit 4.1.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on November 7, 2001).

4.7	Medium Term Note Master Note, Series B (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on January 28, 2003).

10.1	Note Purchase and Security Agreement between Bluemont Funding 1; the Conduit Lenders; the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A.; JPMorgan Chase Bank, N.A.; Banc of America Securities LLC; J.P. Morgan Securities Inc.; The Bank of New York Mellon Trust Company, “National Association; and Sallie Mae, Inc., dated January 15, 2010 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.2	Schedule of Contracts Substantially Identical to Exhibit 10.10 in all Material Respects: between Town Center Funding 1 LLC and Town Hall Funding I LLC (incorporated by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.3*	Amendment No. 1 to Note Purchase and Security Agreement by and among Bluemont Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; J.P. Morgan Securities LLC and Merrill Lynch, Pierce Fenner Smith Incorporated, as Lead Arrangers; the Conduit Lenders, the Alternate Lenders and the LIBOR Lenders party thereto; JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; JPMorgan Chase Bank, N.A., as Syndication Agent; and Bank of America, N.A., as Administrative Agent, dated as of January 14, 2011.

10.4*	Amendment No. 1 to Note Purchase and Security Agreement by and among Town Center Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; J.P. Morgan Securities LLC and Merrill Lynch, Pierce Fenner Smith Incorporated, as Lead Arrangers; the Conduit Lenders, the Alternate Lenders and the LIBOR Lenders party thereto; JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; JPMorgan Chase Bank, N.A., as Syndication Agent; and Bank of America, N.A., as Administrative Agent, dated as of January 14, 2011.

10.5*	Amendment No. 1 to Note Purchase and Security Agreement by and among Town Hall Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; J.P. Morgan Securities LLC and Merrill Lynch, Pierce Fenner Smith Incorporated, as Lead Arrangers; the Conduit Lenders, the Alternate Lenders and the LIBOR Lenders party thereto; JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; JPMorgan Chase Bank, N.A., as Syndication Agent; and Bank of America, N.A., as Administrative Agent, dated as of January 14, 2011.

10.6*	Amendment No. 2 to Note Purchase and Security Agreement by and among Bluemont Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; JPMorgan Chase Bank, N.A, Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; and Bank of America, N.A., as Administrative Agent, dated as of August 2, 2011.

10.7*	Amendment No. 2 to Note Purchase and Security Agreement by and among Town Center Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; JPMorgan Chase Bank, N.A, Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; and Bank of America, N.A., as Administrative Agent, dated as of August 2, 2011.

10.8*	Amendment No. 2 to Note Purchase and Security Agreement by and among Town Hall Funding I, as the Trust; Sallie Mae, Inc., as Administrator; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; JPMorgan Chase Bank, N.A, Bank of America, N.A., Barclays Bank PLC, The Royal Bank of Scotland PLC, Deutsche Bank AG, New York Branch, Alpine Securitization Corporation and Royal Bank of Canada, as Managing Agents; and Bank of America, N.A., as Administrative Agent, dated as of August 2, 2011.

10.9*	Amended and Restated Note Purchase and Security Agreement by and among Bluemont Funding I, as the Trust; the Conduit Lenders; the Alternate Lenders; the LIBOR Lenders; the Managing Agents; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Lead Arrangers; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; and Sallie Mae, Inc., as Administrator, dated as of January 13, 2012.

10.10*	Amended and Restated Note Purchase and Security Agreement by and among Town Center Funding I, as the Trust; the Conduit Lenders; the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Lead Arrangers; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; and Sallie Mae, Inc., as Administrator, dated as of January 13, 2012.

10.11*	Amended and Restated Note Purchase and Security Agreement by and among Town Hall Funding I, as the Trust; the Conduit Lenders; the Alternate Lenders; the LIBOR lenders; the Managing Agents; Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Lead Arrangers; The Bank of New York Mellon Trust Company, National Association, as Eligible Lender Trustee; and Sallie Mae, Inc., as Administrator, dated as of January 13, 2012.

10.12	Affiliate Collateral Pledge and Security Agreement between SLM Education Credit Finance Corporation, HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.13	Advances, Pledge and Security Agreement between HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.14	Asset Purchase Agreement between The Student Loan Corporation; Citibank, N.A.; Citibank (South Dakota) National Association; SLC Student Loan Receivables I, Inc., SLM Corporation, Bull Run 1 LLC, SLM Education Credit Finance Corporation and Sallie Mae, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010).

10.15†	Retainer Agreement between Anthony P. Terracciano and the Company, dated January 7, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.16†	Amendment to Retainer Agreement Anthony Terracciano and the Company, dated December 24, 2009 (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.17†	Second Amendment to Retainer Agreement between Anthony P. Terracciano and the Company, dated September 23, 2010 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.18†	Employment Agreement between John F. Remondi and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.19†	Employment Agreement between Joseph DePaulo and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.20†	Employment Agreement between Laurent C. Lutz and the Company (incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.21†	Confidential Agreement and Release of John (Jack) Hewes (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.22†	Form of SLM Corporation Executive Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.23†	Form of SLM Corporation Change in Control Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.24†*	Form of Director’s Indemnification Agreement.

10.25†*	Sallie Mae 401(k) Savings Plan.

10.26†*	Amendment Number One to the Sallie Mae 401(k) Savings Plan.

10.27†*	Amendment Number Two to the Sallie Mae 401(k) Savings Plan.

10.28†	Sallie Mae Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.29†	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2009 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.30†*	SLM Corporation Deferred Compensation Plan for Directors.

10.31†	Sallie Mae Supplemental Cash Account Retirement Plan (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.32†	Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of February 15, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2011).

10.33†	SLM Holding Corporation Directors Stock Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 001-13251), as filed with the Securities and Exchange Commission on April 10, 1998).

10.34†	SLM Holding Corporation Management Incentive Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 001-13251), as filed on April 10, 1998).

10.35†	Form of Stock Option Agreement, SLM Corporation Incentive Plan, ISO, Price-Vested with Replacements 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (file no. 001-13251) filed on November 9, 2004).

10.36†	Form of Stock Option Agreement, SLM Corporation Incentive Plan, Non-Qualified, Price-Vested Options-2004 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (file no. 001-13251) filed on November 9, 2004).

10.37†	Amended and Restated SLM Corporation Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.38†	Director’s Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.39†	Form of Stock Option Agreement SLM Corporation Incentive Plan Net-Settled, Price-Vested Options — 1 year minimum — 2006 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K (file no. 001-13251) filed on March 9, 2006).

10.40†	Form of SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.41†	Form of SLM Corporation Incentive Plan Performance Stock Term Sheet, “Core Earnings” Net Income Target-Sustained Performance, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.42†	SLM Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.43†	SLM Corporation 2009-2012 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.44†	Form of SLM Corporation Directors Equity Plan Non-Employee Director Restricted Stock Agreement 2009 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.45†	Form of SLM Corporation Directors Equity Plan Non-Employee Director Stock Option Agreement 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.46†	Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options – 2010 (incorporated by reference to Exhibit 10. 7 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.47†	Form of SLM Corporation 2009-2012 Incentive Plan Performance Stock Award Term Sheet, Time Vested – 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.48†	Amendment to Stock Option and Restricted/Performance Stock Terms (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.49†	Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options – 2011 (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.50†	Form of SLM Corporation 2009-2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet, Time Vested – 2011 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated December 6, 2011 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on December 6, 2011).

21.1*	List of Subsidiaries.

23*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith