Form 10-Q
period 2012-03-31
SLM CORP
filed 2012-05-04
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2012
Common stock, $.20 par value	487,747,222 shares

SLM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
FFELP Loans (net of allowance for losses of $180 and $187, respectively)	$135,934	$138,130
Private Education Loans (net of allowance for losses of $2,190 and $2,171 respectively)	36,732	36,290
Investments
Available-for-sale	64	70
Other	935	1,052

Total investments	999	1,122
Cash and cash equivalents	3,043	2,794
Restricted cash and investments	5,884	5,873
Goodwill and acquired intangible assets, net	471	478
Other assets	8,629	8,658

Total assets	$191,692	$193,345

Liabilities
Short-term borrowings	$27,123	$29,573
Long-term borrowings	155,588	154,393
Other liabilities	3,936	4,128

Total liabilities	186,647	188,094

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $.20 per share, 1.125 billion shares authorized: 532 million and 529 million shares issued, respectively	106	106
Additional paid-in capital	4,182	4,136
Accumulated other comprehensive loss (net of tax benefit of $6 and $8, respectively)	(9)	(14)
Retained earnings	814	770

Total SLM Corporation stockholders’ equity before treasury stock	5,658	5,563
Less: Common stock held in treasury at cost: 39 million and 20 million shares, respectively	(620)	(320)

Total SLM Corporation stockholders’ equity	5,038	5,243
Noncontrolling interest	7	8

Total equity	5,045	5,251

Total liabilities and equity	$191,692	$193,345

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2012	December 31, 2011
FFELP Loans	$133,092	$135,536
Private Education Loans	24,884	24,962
Restricted cash and investments	5,715	5,609
Other assets	2,640	2,638
Short-term borrowings	18,539	21,313
Long-term borrowings	134,973	134,533

Net assets of consolidated variable interest entities	$12,819	$12,899

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
FFELP Loans	$842	$877
Private Education Loans	625	604
Other loans	5	6
Cash and investments	5	5

Total interest income	1,477	1,492
Total interest expense	666	594

Net interest income	811	898
Less: provisions for loan losses	253	303

Net interest income after provisions for loan losses	558	595

Other income (loss):
Losses on derivative and hedging activities, net	(372)	(242)
Servicing revenue	97	98
Contingency revenue	90	78
Gains on debt repurchases	37	38
Other	40	22

Total other income (loss)	(108)	(6)

Expenses:
Salaries and benefits	127	135
Other operating expenses	135	168

Total operating expenses	262	303
Goodwill and acquired intangible assets impairment and amortization expense	5	6
Restructuring expenses	5	4

Total expenses	272	313

Income from continuing operations, before income tax expense	178	276
Income tax expense	67	99

Net income from continuing operations	111	177
Loss from discontinued operations, net of tax benefit	—	(2)

Net income	111	175
Less: net loss attributable to noncontrolling interest	(1)	—

Net income attributable to SLM Corporation	112	175
Preferred stock dividends	5	4

Net income attributable to SLM Corporation common stock	$107	$171

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.32
Discontinued operations	—	—

Total	$.21	$.32

Average common shares outstanding	503	527

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.32
Discontinued operations	—	—

Total	$.21	$.32

Average common and common equivalent shares outstanding	510	532

Dividends per common share attributable to SLM Corporation	$.125	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$111	$175
Other comprehensive income (loss):
Unrealized gains/(losses) on derivatives:
Unrealized hedging gains/(losses) on derivatives	(2)	(3)
Reclassification adjustments for derivative losses included in net income	10	17
Income tax expense	(3)	(5)

Other comprehensive income, net of tax	5	9

Comprehensive income	116	184
Less: comprehensive loss attributable to noncontrolling interest	(1)	—

Total comprehensive income attributable to SLM Corporation	$117	$184

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565	$119	$5,940	$(45)	$309	$(1,876)	$5,012	$—	$5,012
Comprehensive income:
Net income									175		175		175
Other comprehensive income, net of tax								9			9		9

Total comprehensive income											184		184
Cash dividends:
Preferred stock, series A ($.87 per share)									(3)		(3)		(3)
Preferred stock, series B ($.32 per share)									(1)		(1)		(1)
Issuance of common shares		2,304,659		2,304,659		1	22				23		23
Retirement of common stock in treasury		(70,074,369)	70,074,369			(14)	(1,890)			1,904	—		—
Tax benefit related to employee stock-based compensation plans							(5)				(5)		(5)
Stock-based compensation expense							25				25		25
Shares repurchased related to employee stock-based compensation plans			(1,754,780)	(1,754,780)						(28)	(28)		(28)

Balance at March 31, 2011	7,300,000	527,493,764	—	527,493,764	$565	$106	$4,092	$(36)	$480	$—	$5,207	$—	$5,207

Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251
Comprehensive income:
Net income (loss)									112		112	(1)	111
Other comprehensive income, net of tax								5			5		5

Total comprehensive income											117	(1)	116
Cash dividends:
Common stock ($.125 per share)									(63)		(63)		(63)
Preferred stock, series A ($.87 per share)									(3)		(3)		(3)
Preferred stock, series B ($.57 per share)									(2)		(2)		(2)
Issuance of common shares		3,171,484		3,171,484			27				27		27
Tax benefit related to employee stock-based compensation plans							(3)				(3)		(3)
Stock-based compensation expense							22				22		22
Common stock repurchased			(16,703,182)	(16,703,182)						(268)	(268)		(268)
Shares repurchased related to employee stock-based compensation plans			(2,056,977)	(2,056,977)						(32)	(32)		(32)

Balance at March 31, 2012	7,300,000	532,246,806	(39,084,156)	493,162,650	$565	$106	$4,182	$(9)	$814	$(620)	$5,038	$7	$5,045

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$111	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on debt repurchases	(37)	(38)
Goodwill and acquired intangible assets impairment and amortization expense	5	6
Stock-based compensation expense	22	25
Unrealized losses on derivative and hedging activities	193	57
Provisions for loan losses	253	303
Decrease in restricted cash — other	29	54
Decrease (increase) in accrued interest receivable	5	(104)
Increase in accrued interest payable	39	146
Decrease in other assets	73	214
Decrease in other liabilities	(138)	(79)

Total adjustments	444	584

Total net cash provided by operating activities	555	759

Investing activities
Student loans acquired and originated	(1,658)	(1,279)
Reduction of student loans:
Installment payments, claims and other	3,391	3,544
Proceeds from sales of student loans	135	189
Other investing activities, net	121	69
Purchases of available-for-sale securities	(14)	(71)
Proceeds from maturities of available-for-sale securities	12	53
Purchases of held-to-maturity and other securities	(80)	(50)
Proceeds from maturities of held-to-maturity and other securities	78	67
Increase in restricted cash — variable interest entities	(8)	(92)

Cash provided by investing activities — continuing operations	1,977	2,430

Cash provided by investing activities — discontinued operations	—	28

Total net cash provided by investing activities	1,977	2,458

Financing activities
Borrowings collateralized by loans in trust — issued	2,115	818
Borrowings collateralized by loans in trust — repaid	(3,817)	(2,712)
Asset-backed commercial paper conduits, net	1,728	(1,238)
ED Conduit Program facility, net	(3,198)	(912)
Other short-term borrowings issued	23	—
Other short-term borrowings repaid	(23)	—
Other long-term borrowings issued	1,584	1,967
Other long-term borrowings repaid	(454)	(1,815)
Other financing activities, net	(94)	77
Retail and other deposits, net	188	130
Other	1	1
Common stock repurchased	(268)	—
Common stock dividends paid	(63)	—
Preferred stock dividends paid	(5)	(4)

Net cash used in financing activities	(2,283)	(3,688)

Net increase (decrease) in cash and cash equivalents	249	(471)
Cash and cash equivalents at beginning of period	2,794	4,343

Cash and cash equivalents at end of period	$3,043	$3,872

Cash disbursements made (refunds received) for:
Interest	$632	$613

Income taxes paid	$46	$165

Income taxes received	$(5)	$(18)

Noncash activity:
Investing activity — Student loans and other assets acquired	$402	$—

Operating activity — Other assets acquired and other liabilities assumed, net	$23	$—

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$425	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2012 and for the three months ended

March 31, 2012 and 2011 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2011 to be consistent with classifications adopted for 2012, and had no effect on net income, total assets, or total liabilities.

Recently Adopted Accounting Standards

Presentation of Comprehensive Income

On January 1, 2012, we adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income.” The objective of this new guidance is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The new guidance requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Upon adoption we present comprehensive income and its components in a separate consolidated statement of comprehensive income on a retrospective basis for all periods presented. There was no impact on our results of operations.

Fair Value Measurement and Disclosure Requirements

On January 1, 2012, we adopted ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a material impact on our fair value measurements in the first quarter of 2012.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Allowance for Loan Losses Three Months Ended March 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$187	$2,171	$69	$2,427
Total provision	18	235	—	253
Charge-offs	(23)	(224)	(5)	(252)
Student loan sales	(2)	—	—	(2)
Reclassification of interest reserve(1)	—	8	—	8

Ending Balance	$180	$2,190	$64	$2,434

Allowance:
Ending balance: individually evaluated for impairment	$—	$853	$48	$901
Ending balance: collectively evaluated for impairment	$180	$1,337	$16	$1,533
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$6,030	$88	$6,118
Ending balance: collectively evaluated for impairment	$134,490	$33,745	$160	$168,395
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.84%	7.17%
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.96%	7.17%
Allowance as a percentage of the ending total loan balance	.13%	5.5%	26.0%
Allowance as a percentage of the ending loans in repayment	.20%	7.2%	26.0%
Allowance coverage of charge-offs (annualized)	2.0	2.4	3.6
Ending total loans(2)	$134,490	$39,775	$248
Average loans in repayment	$93,150	$30,378	$252
Ending loans in repayment	$92,224	$30,236	$248

(1)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses Three Months Ended March 31, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$189	$2,022	$72	$2,283
Total provision	23	275	5	303
Charge-offs	(20)	(273)	(3)	(296)
Student loan sales	(2)	—	—	(2)
Reclassification of interest reserve(1)	—	10	—	10

Ending Balance	$190	$2,034	$74	$2,298

Allowance:
Ending balance: individually evaluated for impairment	$—	$123	$61	$184
Ending balance: collectively evaluated for impairment	$190	$1,911	$13	$2,114
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance: individually evaluated for impairment	$—	$474	$116	$590
Ending balance: collectively evaluated for impairment	$143,916	$38,402	$207	182,525
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	3.75%	4.86%
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	3.94%	4.86%
Allowance as a percentage of the ending total loan balance	.13%	5.2%	22.8%
Allowance as a percentage of the ending loans in repayment	.20%	7.2%	22.8%
Allowance coverage of charge-offs (annualized)	2.3	1.8	4.6
Ending total loans(2)	$143,916	$38,876	$323
Average loans in repayment	$95,504	$28,127	$330
Ending loans in repayment	$94,309	$28,120	$323

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

	Private Education Loans Credit Quality Indicators
	March 31, 2012		December 31, 2011
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$35,035	91%	$34,528	91%
Non-Traditional(1)	3,490	9	3,565	9

Total	$38,525	100%	$38,093	100%

Cosigners:
With cosigner	$24,154	63%	$23,507	62%
Without cosigner	14,371	37	14,586	38

Total	$38,525	100%	$38,093	100%

Seasoning(2):
1-12 payments	$8,730	23%	$9,246	24%
13-24 payments	6,666	17	6,837	18
25-36 payments	5,737	15	5,677	15
37-48 payments	3,894	10	3,778	10
More than 48 payments	6,581	17	6,033	16
Not yet in repayment	6,917	18	6,522	17

Total	$38,525	100%	$38,093	100%

(1)

Defined as loans to borrowers attending for-profit schools (with a FICO score of less than 670 at origination) and borrowers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	March 31, 2012		December 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$22,788		$22,887
Loans in forbearance(2)	19,478		19,575
Loans in repayment and percentage of each status:
Loans current	77,099	83.6%	77,093	81.9%
Loans delinquent 31-60 days(3)	5,173	5.6	5,419	5.8
Loans delinquent 61-90 days(3)	2,666	2.9	3,438	3.7
Loans delinquent greater than 90 days(3)	7,286	7.9	8,231	8.6

Total FFELP Loans in repayment	92,224	100%	94,181	100%

Total FFELP Loans, gross	134,490		136,643
FFELP Loan unamortized premium	1,624		1,674

Total FFELP Loans	136,114		138,317
FFELP Loan allowance for losses	(180)		(187)

FFELP Loans, net	$135,934		$138,130

Percentage of FFELP Loans in repayment		68.6%		68.9%

Delinquencies as a percentage of FFELP Loans in repayment		16.4%		18.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.4%		17.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	March 31, 2012		December 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,268		$5,866
Loans in forbearance(2)	1,179		1,195
Loans in repayment and percentage of each status:
Loans current	25,469	92.4%	25,110	91.4%
Loans delinquent 31-60 days(3)	691	2.5	868	3.2
Loans delinquent 61-90 days(3)	424	1.5	393	1.4
Loans delinquent greater than 90 days(3)	1,004	3.6	1,096	4.0

Total traditional loans in repayment	27,588	100%	27,467	100%

Total traditional loans, gross	35,035		34,528
Traditional loans unamortized discount	(776)		(792)

Total traditional loans	34,259		33,736
Traditional loans receivable for partially charged-off loans	720		705
Traditional loans allowance for losses	(1,587)		(1,542)

Traditional loans, net	$33,392		$32,899

Percentage of traditional loans in repayment		78.7%		80.0%

Delinquencies as a percentage of traditional loans in repayment		7.7%		8.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.1%		4.2%

Loans in repayment greater than 12 months as a percentage of loans in repayment		74.9%		73.4%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	March 31, 2012		December 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$649		$656
Loans in forbearance(2)	193		191
Loans in repayment and percentage of each status:
Loans current	2,030	76.7%	2,012	74.0%
Loans delinquent 31-60 days(3)	168	6.3	208	7.7
Loans delinquent 61-90 days(3)	120	4.5	127	4.7
Loans delinquent greater than 90 days(3)	330	12.5	371	13.6

Total non-traditional loans in repayment	2,648	100%	2,718	100%

Total non-traditional loans, gross	3,490		3,565
Non-traditional loans unamortized discount	(77)		(81)

Total non-traditional loans	3,413		3,484
Non-traditional loans receivable for partially charged-off loans	530		536
Non-traditional loans allowance for losses	(603)		(629)

Non-traditional loans, net	$3,340		$3,391

Percentage of non-traditional loans in repayment		75.9%		76.2%

Delinquencies as a percentage of non-traditional loans in repayment		23.3%		26.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.8%		6.6%

Loans in repayment greater than 12 months as a percentage of loans in repayment		65.5%		63.0%

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off loans.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Receivable at beginning of period	$1,241	$1,040
Expected future recoveries of current period defaults(1)	69	97
Recoveries(2)	(50)	(40)
Charge-offs(3)	(10)	(7)

Receivable at end of period	$1,250	$1,090

(1)

Remaining loan balance expected to be collected from contractual loan balances partially charged-off during the period. This is the difference between the defaulted loan balance and the amount of the defaulted loan balance that was charged off.

(2)	Current period cash collections.

(3)	Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected.

Troubled Debt Restructurings

We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For borrowers experiencing financial difficulty, certain Private Education Loans for which we have granted a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as troubled debt restructurings. Forbearance provides borrowers the ability to defer payments for a period of time, but does not result in the forgiveness of any principal or interest. While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. The recorded investment of loans granted a forbearance that was classified as a troubled debt restructuring was $5.3 billion and $4.5 billion at March 31, 2012 and December 31, 2011, respectively. The recorded investment for troubled debt restructurings from loans granted interest rate reductions or extended repayment plans was $0.7 billion and $0.7 billion at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, all of our troubled debt restructuring loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our troubled debt restructuring loans.

	Troubled Debt Restructuring Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
March 31, 2012
Private Education Loans — Traditional	$4,792	$4,858	$617
Private Education Loans — Non-Traditional	1,165	1,172	236

Total	$5,957	$6,030	$853

December 31, 2011
Private Education Loans — Traditional	$4,201	$4,259	$546
Private Education Loans — Non-Traditional	1,048	1,054	216

Total	$5,249	$5,313	$762

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

The following table provides the average recorded investment and interest income recognized for our troubled debt restructuring loans.

	Three Months Ended March 31,
	2012		2011
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$4,507	$73	$276	$3
Private Education Loans — Non-Traditional	1,110	25	178	3

Total	$5,617	$98	$454	$6

The following table provides the amount of modified loans that resulted in a troubled debt restructuring, as well as charge-offs occurring in the troubled debt restructuring portfolio. The majority of our loans that are considered troubled debt restructurings involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Three Months Ended March 31,
	2012		2011
(Dollars in millions)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)
Private Education Loans — Traditional	$657	$65	$30	$6
Private Education Loans — Non-Traditional	140	29	16	8

Total	$797	$94	$46	$14

(1)	Represents period ending balance of loans that have been modified during the period.

(2)	Represents loans that charge off during the period that are classified as troubled debt restructurings.

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater than 90 days Past Due	Allowance for Uncollectible Interest
March 31, 2012
Private Education Loans — Traditional	$870	$34	$44
Private Education Loans — Non-Traditional	137	16	27

Total	$1,007	$50	$71

December 31, 2011
Private Education Loans — Traditional	$870	$36	$44
Private Education Loans — Non-Traditional	148	18	28

Total	$1,018	$54	$72

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings

The following table summarizes our borrowings.

	March 31, 2012			December 31, 2011
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,192	$16,182	$18,374	$1,801	$15,199	$17,000
Brokered deposits	1,455	1,957	3,412	1,733	1,956	3,689
Retail and other deposits	2,311	—	2,311	2,123	—	2,123
Other(1)	1,284	—	1,284	1,329	—	1,329

Total unsecured borrowings	7,242	18,139	25,381	6,986	17,155	24,141

Secured borrowings:
FFELP Loan securitizations	—	107,211	107,211	—	107,905	107,905
Private Education Loan securitizations	—	18,334	18,334	—	19,297	19,297
ED Conduit Program Facility	18,539	—	18,539	21,313	—	21,313
FFELP ABCP Facility	—	5,459	5,459	—	4,445	4,445
Private Education Loan ABCP Facility	—	2,666	2,666	—	1,992	1,992
Acquisition financing(2)	—	856	856	—	916	916
FHLB-DM Facility	1,250	—	1,250	1,210	—	1,210

Total secured borrowings	19,789	134,526	154,315	22,523	134,555	157,078

Total before hedge accounting adjustments	27,031	152,665	179,696	29,509	151,710	181,219
Hedge accounting adjustments	92	2,923	3,015	64	2,683	2,747

Total	$27,123	$155,588	$182,711	$29,573	$154,393	$183,966

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (Continued)

Secured Borrowings

We currently consolidate all of our financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs:

	March 31, 2012
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$18,539	$—	$18,539	$18,545	$712	$376	$19,633
FFELP ABCP Facility	—	5,459	5,459	5,921	99	101	6,121
Private Education Loan ABCP Facility	—	2,666	2,666	3,522	563	96	4,181
Securitizations — FFELP Loans	—	107,211	107,211	108,626	3,788	483	112,897
Securitizations — Private Education Loans	—	18,334	18,334	21,362	553	459	22,374

Total before hedge accounting adjustments	18,539	133,670	152,209	157,976	5,715	1,515	165,206
Hedge accounting adjustments	—	1,303	1,303	—	—	1,125	1,125

Total	$18,539	$134,973	$153,512	$157,976	$5,715	$2,640	$166,331

	December 31, 2011
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$21,313	$—	$21,313	$21,445	$621	$442	$22,508
FFELP ABCP Facility	—	4,445	4,445	4,834	86	54	4,974
Private Education Loan ABCP Facility	—	1,992	1,992	2,595	401	76	3,072
Securitizations — FFELP Loans	—	107,905	107,905	109,257	3,783	529	113,569
Securitizations — Private Education Loans	—	19,297	19,297	22,367	718	582	23,667

Total before hedge accounting adjustments	21,313	133,639	154,952	160,498	5,609	1,683	167,790
Hedge accounting adjustments	—	894	894	—	—	955	955

Total	$21,313	$134,533	$155,846	$160,498	$5,609	$2,638	$168,745

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (Continued)

Securitizations

The following table summarizes the securitization transactions that occurred during the year ended December 31, 2011 and the three months ended March 31, 2012.

(Dollars in millions)			AAA-rated bonds
Issue	Date Issued	Total Issued	Weighted Average Interest Rate	Weighted Average Life
FFELP:
2011-1	March 2011	$812	1 month LIBOR plus 0.89%	5.5 years
2011-2	May 2011	$821	1 month LIBOR plus 0.94%	5.5 years
2011-3	November 2011	$812	1 month LIBOR plus 1.28%	7.8 years

Total bonds issued in 2011		$2,445

Total loan amount securitized in 2011		$2,344

2012-1	January 2012	$765	1 month LIBOR plus 0.96%	4.6 years
2012-2	March 2012	824	1 month LIBOR plus 0.75%	4.7 years

Total bonds issued in first-quarter 2012		$1,589

Total loan amount securitized in first-quarter 2012		$1,587

Private Education:
2011-A	April 2011	$562	1 month LIBOR plus 1.99%	3.8 years
2011-B	June 2011	$825	1 month LIBOR plus 1.89%	4.0 years
2011-C	November 2011	$721	1 month LIBOR plus 2.99%	3.4 years

Total bonds issued in 2011		$2,108

Total loan amount securitized in 2011		$2,674

2012-A	February 2012	$547	1 month LIBOR plus 2.17%	3.0 years

Total bonds issued in first-quarter 2012		$547

Total loan amount securitized in first-quarter 2012		$748

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (Continued)

Additional, Recent Borrowing-Related Transactions

FFELP ABCP Facility

On January 13, 2012, we amended the FFELP ABCP Facility increasing the amount available and extending the step-down dates on the amount available for borrowing and the final maturity date of the facility. The facility amount is now $7.5 billion, reflecting an increase of $2.5 billion. The scheduled maturity date of the facility is January 9, 2015. The usage fee for the facility remains unchanged at 0.50 percent over the applicable funding rate. The amended facility features two contractual step-down reductions on the amount available for borrowing. The first reduction is on January 11, 2013, to $6.5 billion. The second reduction is on January 10, 2014, to $5.5 billion.

Senior Unsecured Debt

On January 27, 2012, we issued an aggregate of $1.5 billion bonds, comprised of five-year and 10-year unsecured bonds. The 6.00 percent fixed rate five-year bond was issued for $750 million to yield 6.25 percent. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 5.2 percent. The 7.25 percent fixed rate 10-year bond was issued for $750 million to yield 7.50 percent. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 5.4 percent. The proceeds of these bonds were designated for general corporate purposes.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2011 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2011 Form 10-K for a full discussion.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2012 and December 31, 2011, and their impact on other comprehensive income and earnings for the three months ended March 31, 2012 and 2011.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$1,332	$1,471	$190	$262	$1,522	$1,733
Cross currency interest rate swaps	Foreign currency & interest rate	—	—	1,384	1,229	97	130	1,481	1,359
Other(2)	Interest rate	—	—	—	—	—	1	—	1

Total derivative assets(3)		—	—	2,716	2,700	287	393	3,003	3,093
Derivative Liabilities:
Interest rate swaps	Interest rate	(20)	(26)	(9)	—	(211)	(244)	(240)	(270)
Floor Income Contracts	Interest rate	—	—	—	—	(2,413)	(2,544)	(2,413)	(2,544)
Cross currency interest rate swaps	Foreign currency & interest rate	—	—	(206)	(243)	—	—	(206)	(243)
Other(2)	Interest rate	—	—	—	—	(4)	—	(4)	—

Total derivative liabilities(3)		(20)	(26)	(215)	(243)	(2,628)	(2,788)	(2,863)	(3,057)

Net total derivatives		$(20)	$(26)	$2,501	$2,457	$(2,341)	$(2,395)	$140	$36

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Gross position	$3,003	$3,093	$(2,863)	$(3,057)
Impact of master netting agreements	(792)	(891)	792	891

Derivative values with impact of master netting agreements (as carried on balance sheet)	2,211	2,202	(2,071)	(2,166)
Cash collateral (held) pledged	(1,283)	(1,326)	899	1,018

Net position	$928	$876	$(1,172)	$(1,148)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at March 31, 2012 and December 31, 2011 by $174 million and $190 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2012 and December 31, 2011 by $111 million and $111 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Notional Values:
Interest rate swaps	$1.1	$1.1	$15.3	$14.0	$73.3	$73.6	$89.7	$88.7
Floor Income Contracts	—	—	—	—	57.8	57.8	57.8	57.8
Cross currency interest rate swaps	—	—	15.4	15.5	.3	.3	15.7	15.8
Other(1)	—	—	—	—	1.5	1.4	1.5	1.4

Total derivatives	$1.1	$1.1	$30.7	$29.5	$132.9	$133.1	$164.7	$163.7

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Fair Value Hedges:
Interest rate swaps	$(148)	$(198)	$113	$128	$156	$205	$121	$135
Cross currency interest rate swaps	192	701	61	76	(453)	(878)	(200)	(101)

Total fair value derivatives	44	503	174	204	(297)	(673)	(79)	34
Cash Flow Hedges:
Interest rate swaps	—	(2)	(7)	(14)	—	—	(7)	(16)

Total cash flow derivatives	—	(2)	(7)	(14)	—	—	(7)	(16)
Trading:
Interest rate swaps	(39)	(22)	35	40	—	—	(4)	18
Floor Income Contracts	136	151	(215)	(226)	—	—	(79)	(75)
Cross currency interest rate swaps	(33)	(17)	2	2	—	—	(31)	(15)
Other	(4)	3	(1)	(1)	—	—	(5)	2

Total trading derivatives	60	115	(179)	(185)	—	—	(119)	(70)

Total	104	616	(12)	5	(297)	(673)	(205)	(52)
Less: realized gains (losses) recorded in interest expense	—	—	167	190	—	—	167	190

Gains (losses) on derivative and hedging activities, net	$104	$616	$(179)	$(185)	$(297)	$(673)	$(372)	$(242)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Total gains (losses) on cash flow hedges	$(1)	$(2)
Realized (gains) losses reclassified to interest expense(1)(2)(3)	6	10
Hedge ineffectiveness reclassified to earnings(1)(4)	—	1

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$5	$9

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)

We expect to reclassify $50 thousand of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of cash flow hedge that were hedging debt instruments that are outstanding as of the reporting date.

(4)	Recorded in “Gains (losses) derivatives and hedging activities, net” in the consolidated statements of income.

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2012	December 31, 2011
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,283	$1,326
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	823	841

Total collateral held	$2,106	$2,167

Derivative asset at fair value, including accrued interest	$2,632	$2,607

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$899	$1,018

Total collateral pledged	$899	$1,018

Derivative liability at fair value including accrued interest and premium receivable	$1,063	$1,223

(1)	At March 31, 2012 and December 31, 2011, $38 million and $26 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $882 million with our counterparties. Further downgrades would not result in any additional

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $269 million and have posted $262 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would be required to deliver additional assets totaling $7 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides detail on our other assets.

	March 31, 2012		December 31, 2011
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable	$2,503	29%	$2,484	29%
Derivatives at fair value	2,211	26	2,202	25
Income tax asset, net current and deferred	1,397	16	1,427	17
Accounts receivable	1,402	16	1,392	16
Benefit and insurance-related investments	467	5	466	5
Fixed assets, net	208	2	214	3
Other loans, net	183	2	193	2
Other	258	4	280	3

Total	$8,629	100%	$8,658	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At March 31, 2012 and December 31, 2011, these balances included $2.5 billion and $2.5 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of March 31, 2012 and December 31, 2011, the cumulative mark-to-market adjustment to the hedged debt was $(3.0) billion and $(2.7) billion, respectively.

6.	Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
	2012	2011
Common shares repurchased(1)	16,703,182	—
Average purchase price per share(2)	$16.04	$—
Shares repurchased related to employee stock-based compensation plans(3)	2,056,977	1,754,780
Average purchase price per share	$15.33	$15.62
Common shares issued(4)	3,171,484	2,304,659

(1)	Common shares purchased under our January 2012 $500 million share repurchase program, of which $232 million remains available as of March 31, 2012.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Stockholders’ Equity (Continued)

The closing price of our common stock on March 30, 2012 was $15.76.

Dividend and Share Repurchase Program

On January 26, 2012, we increased our regular quarterly common stock dividend to $.125 per share, up from $.10 per share in the prior quarter. We paid our quarterly dividend on March 16, 2012. During the first quarter of 2012, we repurchased 16.7 million shares of common stock at an aggregate price of $268 million. The shares were repurchased on the open market under our January 2012 share repurchase program that authorizes up to $500 million of share repurchases.

7.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(In millions, except per share data)	2012	2011
Numerator:
Net income attributable to SLM Corporation	$112	$175
Preferred stock dividends	5	4

Net income attributable to SLM Corporation common stock	$107	$171

Denominator:
Weighted average shares used to compute basic EPS	503	527
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	7	5

Dilutive potential common shares(2)	7	5

Weighted average shares used to compute diluted EPS	510	532

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.32
Discontinued operations	—	—

Total	$.21	$.32

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.32
Discontinued operations	—	—

Total	$.21	$.32

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the three months ended March 31, 2012 and 2011, stock options covering approximately 12 million and 16 million shares, respectively, and restricted stock/restricted stock units of 3 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Restructuring Activities

The following table summarizes the restructuring expenses incurred during the three months ended March 31, 2012 and 2011 and cumulative restructuring expenses incurred through March 31, 2012 associated with our restructuring plans.

	Three Months Ended March 31,		Cumulative Expense(1) as of March 31, 2012
(Dollars in millions)	2012	2011
Severance costs	$5	$2	$174
Lease and other contract termination costs	—	—	11
Exit and other costs	—	2	19

Total restructuring costs from continuing operations(1)	5	4	204
Total restructuring costs from discontinued operations	—	—	29

Total	$5	$4	$233

(1)	Aggregate restructuring expenses from continuing operations incurred across our reportable segments are disclosed in “Note 11 — Segment Reporting.”

Since the fourth quarter of 2007 through March 31, 2012, cumulative severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 5,500 positions. Position eliminations were across all of our reportable segments, ranging from senior executives to servicing center personnel. Lease and other contract termination costs and exit and other costs incurred during 2011 related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

The following table summarizes changes in the restructuring liability balance, which is included in other liabilities in the accompanying consolidated balance sheet.

(Dollars in millions)	Severance Costs	Lease and Other Contract Termination Costs	Exit and Other Costs	Total
Balance at December 31, 2010	$48	$4	$1	$53
Net accruals from continuing operations	6	—	3	9
Net accruals from discontinued operations	—	—	—	—
Cash paid	(44)	(3)	(4)	(51)

Balance at December 31, 2011	10	1	—	11
Net accruals from continuing operations	5	—	—	5
Net accruals from discontinued operations	—	—	—	—
Cash paid	(7)	—	—	(7)

Balance at March 31, 2012	$8	$1	$—	$9

9.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. During the three months ended March 31, 2012, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments. Please refer to “Note 13 — Fair Value Measurements” in our 2011 Form 10-K for a full discussion.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following tables summarize the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis as of March 31, 2012				Fair Value Measurements on a Recurring Basis as of December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage backed securities	$—	$53	$—	$53	$—	$59	$—	$59
Guaranteed investment contracts	—	27	—	27	—	20	—	20
Other	—	12	—	12	—	11	—	11

Total available-for-sale investments	—	92	—	92	—	90	—	90
Derivative instruments:(1)
Interest rate swaps	—	1,398	124	1,522	—	1,550	183	1,733
Cross currency interest rate swaps	—	160	1,321	1,481	—	139	1,220	1,359
Other	—	—	—	—	—	—	1	1

Total derivative assets(3)	—	1,558	1,445	3,003	—	1,689	1,404	3,093

Total	$—	$1,650	$1,445	$3,095	$—	$1,779	$1,404	$3,183

Liabilities(2)
Derivative instruments:(1)
Interest rate swaps	$—	$(60)	$(180)	$(240)	$—	$(47)	$(223)	$(270)
Floor Income Contracts	—	(2,413)	—	(2,413)	—	(2,544)	—	(2,544)
Cross currency interest rate swaps	—	(30)	(176)	(206)	—	(44)	(199)	(243)
Other	—	—	(4)	(4)	—	—	—	—

Total derivative liabilities(3)	—	(2,503)	(360)	(2,863)	—	(2,635)	(422)	(3,057)

Total	$—	$(2,503)	$(360)	$(2,863)	$—	$(2,635)	$(422)	$(3,057)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	The following reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Gross position	$3,003	$3,093	$(2,863)	$(3,057)
Impact of master netting agreements	(792)	(891)	792	891

Derivative values with impact of master netting agreements (as carried on balance sheet)	2,211	2,202	(2,071)	(2,166)
Cash collateral (held) pledged	(1,283)	(1,326)	899	1,018

Net position	$928	$876	$(1,172)	$(1,148)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31, 2012
	Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(40)	$1,021	$1	$982
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(29)	170	(5)	136
Included in other comprehensive income	—	—	—	—
Settlements	13	(46)	—	(33)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(56)	$1,145	$(4)	$1,085

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(16)	$124	$(4)	$104

	Three Months Ended March 31, 2011
	Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(90)	$1,427	$26	$1,363
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	27	633	2	662
Included in other comprehensive income	—	—	—	—
Settlements	(22)	(49)	(2)	(73)
Transfers in and/or out of Level 3	—	—	—	—

Balance, end of period	$(85)	$2,011	$26	$1,952

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$5	$582	$3	$590

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Gains (losses) on derivative and hedging activities, net	$91	$613
Interest expense	45	49

Total	$136	$662

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2012	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$118	Discounted cash flow	Bid/ask adjustment to discount rate	0.03% — 0.14% (0.06%)
Prime/LIBOR basis swaps	(174)	Discounted cash flow	Constant prepayment rate	4.4%

			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)
Cross-currency interest rate swaps	1,145	Discounted cash flow	Constant prepayment rate	2.6%
Other	(4)

Total	$1,085

The significant inputs that are unobservable or from inactive markets related to our level 3 derivatives detailed in the table above, would be expected to have the following impacts to the valuations:

•

Consumer Price Index/LIBOR basis swaps — these swaps do not actively trade in the markets as indicated by a wide bid/ask spread. A wider bid/ask spread will result in a decrease in the overall valuation.

•

Prime/LIBOR basis swaps — these swaps do not actively trade in the markets as indicated by a wide bid/ask spread. A wider bid/ask spread will result in a decrease in the overall valuation. In addition, the unobservable inputs include constant prepayment rates of the underlying securitization trust the swap references. A decrease in this input will result in a longer weighted average life of the swap which will increase the value for swaps in a gain position and decrease the value for swaps in a loss position, everything else equal. The opposite is true for an increase in the input.

•

Cross-currency interest rate swaps — the unobservable input used in these valuations are constant prepayment rates of the underlying securitization trust the swap references. A decrease in this input will result in a longer weighted average life of the swap. All else equal in a typical currency market, this will result in a decrease to the valuation due to the delay in the cash flows of the currency exchanges as well as diminished liquidity in the forward exchange markets as you increase the term. The opposite is true for an increase in the input.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2012			December 31, 2011
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP loans	$133,541	$135,934	$(2,393)	$134,196	$138,130	$(3,934)
Private Education Loans	35,172	36,732	(1,560)	33,968	36,290	(2,322)
Cash and investments(1)	9,926	9,926	—	9,789	9,789	—

Total earning assets	178,639	182,592	(3,953)	177,953	184,209	(6,256)

Interest-bearing liabilities
Short-term borrowings	27,110	27,123	13	29,547	29,573	26
Long-term borrowings	145,268	155,588	10,320	141,605	154,393	12,788

Total interest-bearing liabilities	172,378	182,711	10,333	171,152	183,966	12,814

Derivative financial instruments
Floor Income/Cap contracts	(2,413)	(2,413)	—	(2,544)	(2,544)	—
Interest rate swaps	1,282	1,282	—	1,463	1,463	—
Cross currency interest rate swaps	1,275	1,275	—	1,116	1,116	—
Other	(4)	(4)	—	1	1	—

Excess of net asset fair value over carrying value			$6,380			$6,558

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily U.S. agency securities whose cost basis is $87 million and $85 million at March 31, 2012 and December 31, 2011, respectively, versus a fair value of $92 million and $90 million at March 30, 2011 and December 31, 2011, respectively.

The following includes a discussion of financial instruments whose fair value is included for disclosure purposes only in the table above along with their level in the fair value hierarchy.

Student Loans

FFELP Loans

Fair values for FFELP Loans were determined by modeling loan cash flows using stated terms of the loans and internally-developed assumptions. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds, capital levels, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of our FFELP Loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants. While the resulting fair value can be validated against market transactions where we are a participant, these markets are not considered active. As such, these are level 3 valuations.

Private Education Loans

Fair values for Private Education Loans were determined by modeling loan cash flows using stated terms of the loans and internally-developed assumptions. The significant assumptions used to determine fair value are prepayment speeds, default rates, recovery rates, cost of funds and capital levels. A number of significant inputs into the models are internally derived and not observable to market participants nor can the resulting fair values be validated against market transactions. As such, these are level 3 valuations.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

Cash and Investments (Including “Restricted Cash and Investments”)

Cash and cash equivalents are carried at cost. Carrying value approximated fair value. These are level 2 valuations.

Borrowings

The full fair value of all borrowings is disclosed. Fair value was determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, observable yield curves, foreign currency exchange rates, volatilities from active markets or from quotes from broker-dealers. Fair value adjustments for unsecured corporate debt are made based on indicative quotes from observable trades and spreads on credit default swaps specific to the Company. Fair value adjustments for secured borrowings are based on indicative quotes from broker-dealers. These fair value adjustments are based on inputs from inactive markets. As such, these are level 3 valuations.

10.	Commitments and Contingencies

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

Consumer Lending Segment

We originate, acquire, finance and service Private Education Loans. The portfolio totaled $36.7 billion at March 31, 2012. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2012	December 31, 2011
Private Education Loans, net	$36,732	$36,290
Cash and investments(1)	2,185	3,113
Other	3,312	3,595

Total assets	$42,229	$42,998

(1)	Includes restricted cash and investments.

Business Services Segment

This segment generates the vast majority of its revenue from servicing our FFELP Loan portfolio and from performing servicing, default aversion and contingency collections work on behalf of ED, Guarantors of FFELP Loans and other institutions. Through our Campus Solutions business we provide comprehensive financing and transaction processing solutions to college financial aid offices and students to streamline the financial aid process. Through Sallie Mae Insurance Services we offer directly to college students and higher education institutions tuition, renters and student health insurance. We also provide 529 college savings plan account asset servicing and other transaction processing activities.

At March 31, 2012 and December 31, 2011, the Business Services segment had total assets of $866 million and $912 million, respectively.

FFELP Loans Segment

Our FFELP Loans segment consists of our $135.9 billion FFELP Loan portfolio as of March 31, 2012 and the underlying debt and capital funding the loans. We no longer originate FFELP Loans; however, we are actively seeking to acquire FFELP Loan portfolios.

The following table includes asset information for our FFELP Loans segment.

(Dollars in millions)	March 31, 2012	December 31, 2011
FFELP Loans, net	$135,934	$138,130
Cash and investments(1)	5,984	6,067
Other	4,510	4,415

Total assets	$146,428	$148,612

(1)	Includes restricted cash and investments.

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

At March 31, 2012 and December 31, 2011, the Other segment had total assets of $2.2 billion and $823 million, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Measure of Profitability

The tables below include the condensed operating results for each of our reportable segments. Management, including the chief operating decision makers, evaluates the Company on certain performance measures that we refer to as “Core Earnings” performance measures for each operating segment. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items adjusted for in our “Core Earnings” presentations are (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The tables presented below reflect “Core Earnings” operating measures reviewed and utilized by management to manage the business. Reconciliation of the “Core Earnings” segment totals to our consolidated operating results in accordance with GAAP is also included in the tables below.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$625	$—	$725	$—	$—	$1,350	$117	$1,467
Other loans	—	—	—	5	—	5		5
Cash and investments	2	3	3	—	(3)	5	—	5

Total interest income	627	3	728	5	(3)	1,360	117	1,477
Total interest expense	202	—	424	5	(3)	628	38	666

Net interest income	425	3	304	—	—	732	79	811
Less: provisions for loan losses	235	—	18	—	—	253	—	253

Net interest income after provisions for loan losses	190	3	286	—	—	479	79	558
Servicing revenue	12	236	25	—	(176)	97	—	97
Contingency revenue	—	90	—	—	—	90	—	90
Gains on debt repurchases	—	—	—	37	—	37	—	37
Other income (loss)	—	8	—	3	—	11	(343)	(332)

Total other income (loss)	12	334	25	40	(176)	235	(343)	(108)
Expenses:
Direct operating expenses	73	119	181	1	(176)	198	—	198
Overhead expenses	—	—	—	64	—	64	—	64

Operating expenses	73	119	181	65	(176)	262	—	262
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	5	5
Restructuring expenses	1	1	—	3	—	5	—	5

Total expenses	74	120	181	68	(176)	267	5	272

Income (loss) from continuing operations, before income tax expense (benefit)	128	217	130	(28)	—	447	(269)	178
Income tax expense (benefit)(3)	47	79	48	(10)	—	164	(97)	67

Net income (loss) from continuing operations	81	138	82	(18)	—	283	(172)	111
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—

Net income (loss)	81	138	82	(18)	—	283	(172)	111
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	(1)

Net income (loss) attributable to SLM Corporation	$81	$139	$82	$(18)	$—	$284	$(172)	$112

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$79	$—	$79
Total other loss	(343)	—	(343)
Goodwill and acquired intangible assets impairment and amortization	—	5	5

Total “Core Earnings” adjustments to GAAP	$(264)	$(5)	(269)

Income tax benefit			(97)

Net loss			$(172)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

	Three Months Ended March 31, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$604	$—	$736	$—	$—	$1,340	$141	$1,481
Other loans	—	—	—	6	—	6	—	6
Cash and investments	3	3	1	1	(3)	5	—	5

Total interest income	607	3	737	7	(3)	1,351	141	1,492
Total interest expense	197	—	370	15	(3)	579	15	594

Net interest income	410	3	367	(8)	—	772	126	898
Less: provisions for loan losses	275	—	23	5	—	303	—	303

Net interest income (loss) after provisions for loan losses	135	3	344	(13)	—	469	126	595
Servicing revenue	17	245	25	—	(189)	98	—	98
Contingency revenue	—	78	—	—	—	78	—	78
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income (loss)	—	11	—	2	—	13	(233)	(220)

Total other income (loss)	17	334	25	66	(189)	253	(259)	(6)
Expenses:
Direct operating expenses	82	128	195	8	(189)	224	—	224
Overhead expenses	—	—	—	79	—	79	—	79

Operating expenses	82	128	195	87	(189)	303	—	303
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	6	6
Restructuring expenses	1	1	1	1	—	4	—	4

Total expenses	83	129	196	88	(189)	307	6	313

Income (loss) from continuing operations, before income tax expense (benefit)	69	208	173	(35)	—	415	(139)	276
Income tax expense (benefit)(3)	25	76	64	(12)	—	153	(54)	99

Net income (loss) from continuing operations	44	132	109	(23)	—	262	(85)	177
Loss from discontinued operations, net of taxes	—	—	—	(2)	—	(2)	—	(2)

Net income (loss)	$44	$132	$109	$(25)	$—	$260	$(85)	$175

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2011
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

	Three months ended March 31,
(Dollars in millions)	2012	2011
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(264)	$(133)
Net impact of acquired intangibles(2)	(5)	(6)
Net tax effect(3)	97	54

Total “Core Earnings” adjustments to GAAP	$(172)	$(85)

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

This report contains “forward-looking statements” and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about the company’s beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the company is a party; credit risk associated with the company’s exposure to third parties, including counterparties to the company’s derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The company could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings or the credit ratings of the United States of America; failures of its operating systems or infrastructure, including those of third-party vendors; damage to its reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on its business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of its customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of its earning assets vs. its funding arrangements; changes in general economic conditions; and changes in the demand for debt management services. The preparation of the company’s consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. The company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in its expectations.

Definitions for certain capitalized terms used in this document can be found in the 2011 Form 10-K.

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2011 to be consistent with classifications adopted for 2012, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended March 31,
(Dollars and shares in millions, except per share data)	2012	2011
GAAP Basis
Net income attributable to SLM Corporation	$112	$175
Diluted earnings per common share attributable to SLM Corporation	$.21	$.32
Weighted average shares used to compute diluted earnings per share	510	532
Return on assets	.24%	.36%
“Core Earnings” Basis(1)
“Core Earnings” attributable to SLM Corporation	$284	$260
“Core Earnings” diluted earnings per common share attributable to SLM Corporation	$.55	$.48
Weighted average shares used to compute diluted earnings per share	510	532
“Core Earnings” return on assets	.62%	.54%
Other Operating Statistics
Ending FFELP Loans, net	$135,934	$145,558
Ending Private Education Loans, net	36,732	35,966

Ending total student loans, net	$172,666	$181,524

Average student loans	$174,942	$184,387

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

Our primary business is to originate, service and collect loans we make to students and/or their parents to finance the cost of their education. The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. We also provide servicing, loan default aversion and defaulted loan collection services for loans owned by other institutions, including ED. We also provide processing capabilities to educational institutions, 529 college savings plan program management services and a consumer savings network. In addition we are the largest holder, servicer and collector of loans made under FFELP, a program that was discontinued in 2010.

We monitor and assess our ongoing operations and results based on the following four reportable segments:

•

Consumer Lending Segment — In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or borrowers’ resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily late fees. As of March 31, 2012 and December 31, 2011, we had $36.7 billion and $36.3 billion, respectively, of Private Education Loans outstanding.

•

Business Services Segment — In our Business Services segment, we provide loan servicing for our FFELP Loans, ED and other third parties. We provide default aversion and contingency collections work on behalf of ED, Guarantors of FFELP Loans, and other institutions. Our Campus Solutions business provides comprehensive transaction processing solutions and associated technology to college financial aid offices and students to streamline the financial aid process. We provide 529 college savings plan account asset servicing and other transaction processing activities. We offer tuition, renters and student health insurance to college students and higher education institutions.

•

FFELP Loans Segment — Our FFELP Loans segment consists of our $135.9 billion FFELP Loan portfolio at March 31, 2012 and the underlying debt and capital funding these loans. Because we no longer originate FFELP Loans, the portfolio is in runoff and is expected to amortize over approximately the next 20 years with a weighted average remaining life of 7.6 years.

We actively seek to acquire FFELP Loan portfolios to leverage our servicing scale and expertise to generate incremental earnings and cash flow. Of our total FFELP Loan portfolio at March 31, 2012, 95 percent was funded with non-recourse, long-term debt; 77 percent of our FFELP Loan portfolio being funded to term by securitization trusts, 13 percent funded through the ED Conduit Program which terminates on January 19, 2014, and 5 percent funded in our multi-year ABCP facility. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes.

•

Other — Our Other segment primarily consists of the financial results related to activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Many aspects of our businesses are subject to federal and state regulation and administrative oversight. This year, as the Consumer Financial Protection Bureau (the “CFPB”) becomes fully operationalized and various other regulatory agencies continue developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the probability of new or additional regulatory requirements or oversight being applied to our various businesses (most notably, private student lending, default aversion and debt collection) or, generally, to large non-bank financial services companies will likely increase.

The CFPB and the Department of Education appear to be on track to release their report on the private education loan industry by July 2012. We provided requested information to them for this report in the first quarter of this year. Also, the CFPB’s Private Student Loan Ombudsman’s office is now operational and began accepting inquiries and complaints about private education loans through its online portal in March. Our own Office of the Consumer Advocate personnel are now actively involved in establishing working relationships with the CFPB’s staff and quickly responding to all inquiries and complaints that have been forwarded to us from the CFPB. For additional information about these and other legislation and regulations to which we are or may become subject, see “Recent Legislation,” “Other Significant Sources of Regulation” and “Risk Factors” in our 2011 Form 10-K.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios (which include financing costs), provision for loan losses, the revenues and expenses generated by our service businesses, and gains and losses on loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing and contingency revenues; other income (loss); operating expenses; and “Core Earnings”) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K.

First-Quarter 2012 Summary of Results

We continue to operate in a challenging macroeconomic environment marked by high unemployment and financial uncertainty which contributes added uncertainty to Private Education Loan repayment and default patterns. Our business has changed significantly over the past two years as we no longer originate FFELP Loans. A detailed discussion of these changes can be found in Item 1 “Business” and in Item 1A “Risk Factors” in our 2011 Form 10-K.

Nonetheless, we were able to achieve significant accomplishments during the first quarter of 2012 as discussed below.

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

First-quarter 2012 GAAP net income was $112 million ($.21 diluted earnings per share), versus net income of $175 million ($.32 diluted earnings per share) in the first-quarter 2011. The changes in GAAP net income are driven by the same types of “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. First-quarter 2012 results had a $131 million increase in unrealized, mark-to-market losses on derivative contracts compared with the year-ago period.

“Core Earnings” for the quarter were $284 million ($.55 diluted earnings per share), compared with $260 million ($.48 diluted earnings per share) in the year-ago period. The improvement in “Core Earnings” was primarily the result of a $50 million decline in loan loss provision and a $40 million decrease in expenses offset by a $40 million net interest income reduction and a $27 million decline in debt repurchase gains.

During the first quarter of 2012, we:

•	issued $1.6 billion of FFELP asset-backed securities (“ABS”), $547 million of Private Education Loan ABS and $1.5 billion of unsecured bonds;

•	repurchased $204 million of debt and realized “Core Earnings” gains of $37 million, compared with $825 million of debt repurchased and $64 million of gains in the first quarter of 2011;

•	amended our FFELP asset-backed commercial paper facility to increase the current amount available to $7.5 billion and extend the final maturity date by one year to January 9, 2015;

•	repurchased 16.7 million common shares for $268 million on the open market as part of our previously announced share repurchase program authorization of up to $500 million; and

•	increased our regular quarterly common stock dividend to $.125 per share, up from $.10 per share in the prior quarter. We paid our quarterly dividend on March 16, 2012.

2012 Management Objectives

In 2012 we have set out five major goals to create shareholder value. They are: (1) prudently grow Consumer Lending segment assets and revenue; (2) sustain Business Services segment revenue; (3) maximize cash flows from FFELP Loans; (4) reduce our operating expenses; and (5) improve our financial strength. Here is how we plan to achieve these objectives and the progress we have made to date:

Prudently Grow Consumer Lending Segment Assets and Revenues

We will continue to pursue managed growth in our Private Education Loan portfolio in 2012, currently targeting $3.2 billion in new originations for the year compared to $2.7 billion in 2011. We will also be increasing our efforts to improve our return on these assets projecting even lower charge-off rates and provision for loan losses, continuing to build on the improvements we have been demonstrating in these measures since 2009. Originations were 23 percent higher in the first quarter of 2012 compared with the year-ago quarter. Charge-offs decreased to 2.96 percent of loans in repayment from 3.94 percent in the year-ago quarter. This is the lowest charge-off rate on these loans since third-quarter 2008. Provisions for loans losses decreased to $235 million in the first quarter 2012 compared to $275 million in the first quarter 2011.

Sustain Business Services Segment Revenue

Our Business Services segment generates the vast majority of its revenue from servicing and collecting on our FFELP Loan portfolio and FFELP Loans for others. As a result of the elimination of FFELP in 2010, servicing and collection revenues derived from FFELP-related sources are in decline. In 2012 we will work to offset these declines through two primary means — pursuing additional growth and expansion of our non-FFELP- related servicing and collection businesses and seeking to increase the FFELP-related loan servicing and collection work we do for third parties. In 2012 we are targeting significant growth in the number of customers we service for ED under our ED servicing and collection contracts, as well as in the total assets under management in our 529 college savings plans. We will explore both complementary and diversified strategies to expand demand for our services in and beyond the student loan market. We will also more aggressively seek to leverage our existing FFELP servicing platforms to be able to provide lower cost FFELP servicing to others while increasing segment revenues from these sources.

•

Based on our performance in the most recently ended contract year, our allocation of new customer loans awarded for servicing under our ED Servicing Contract increased from 22 percent to 26 percent for the current contract year ending August 15, 2012. The increase was driven primarily by our top ranking for default prevention performance results. We are servicing approximately 3.7 million accounts under the ED Servicing Contract as of March 31, 2012 compared to 3.2 million accounts as of March 31, 2011.

•	Campus Solutions added 7 new refund disbursement clients in the first quarter of 2012.

•	Assets under management in 529 college savings plans totaled $41.3 billion at March 31, 2012 and grew 13 percent over the year-ago quarter.

Maximize Cash Flows from FFELP Loans

In 2012 we will continue to focus on opportunistically purchasing additional FFELP Loan portfolios from other lenders. As cash flows from our existing FFELP Loans decline over coming years, it also becomes increasingly important that we actively manage and continue to reduce operating and overhead costs attributable to the maintenance and management of this segment. Continuing to reduce these operating and overhead costs will also increase net income for our Business Services segment. During the first quarter of 2012, we purchased over $900 million of FFELP Loans. We expect to make additional purchases during 2012. Total estimated FFELP Loan portfolio acquisitions in the first half of the year are expected to be approximately $2 billion. We will continue to actively and aggressively seek to acquire additional portfolios.

Reduce Operating Expenses

We achieved our 2011 management objective of having a quarterly operating expense of $250 million or less in the fourth quarter of 2011. We will remain focused on reducing operating expenses in 2012 and expect to improve on the $1.1 billion of operating expenses incurred in 2011. First-quarter 2012 operating expenses were $262 million, down from $303 million in the year-ago quarter primarily due to the Company’s ongoing cost-cutting initiatives and lower servicing costs.

Improve Our Financial Strength

It is management’s objective for 2012 to provide increased shareholder distributions while at the same time ending 2012 with a balance sheet and capital position as strong as or stronger than those with which we ended in 2011. In January 2012 we increased our regular quarterly common stock dividend to $0.125 per share, up from $0.10 in the prior quarter. In addition, during the first quarter of 2012, we repurchased 16.7 million shares of common stock at an aggregate purchase price of $268 million. The shares were repurchased under the company’s January 2012 $500 million share repurchase program.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions, except per share data)	2012	2011	$	%
Interest income:
FFELP Loans	$842	$877	$(35)	(4)%
Private Education Loans	625	604	21	3
Other loans	5	6	(1)	(17)
Cash and investments	5	5	—	—

Total interest income	1,477	1,492	(15)	(1)
Total interest expense	666	594	72	12

Net interest income	811	898	(87)	(10)
Less: provisions for loan losses	253	303	(50)	(17)

Net interest income after provisions for loan losses	558	595	(37)	(6)
Other income (loss):
Gains (losses) on derivative and hedging activities, net	(372)	(242)	(130)	(54)
Servicing revenue	97	98	(1)	(1)
Contingency revenue	90	78	12	15
Gains on debt repurchases	37	38	(1)	(3)
Other income	40	22	18	82

Total other income (loss)	(108)	(6)	(102)	(1,700)
Expenses:
Operating expenses	262	303	(41)	(14)
Goodwill and acquired intangible assets impairment and amortization expense	5	6	(1)	(17)
Restructuring expenses	5	4	1	25

Total expenses	272	313	(41)	(13)
Income from continuing operations before income tax expense	178	276	(98)	(36)
Income tax expense	67	99	(32)	(32)

Net income from continuing operations	111	177	(66)	(37)
Loss from discontinued operations, net of tax benefit	—	(2)	2	(100)

Net income	111	175	(64)	(37)
Less: net loss attributable to noncontrolling interest	(1)	—	(1)	(100)

Net income attributable to SLM Corporation	112	175	(63)	(36)
Preferred stock dividends	5	4	1	25

Net income attributable to SLM Corporation common stock	$107	$171	$(64)	(37)%

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.32	$(.11)	(34)%
Discontinued operations	—	—	—	—

Total	$.21	$.32	$(.11)	(34)%

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.32	$(.11)	(34)%
Discontinued operations	—	—	—	—

Total	$.21	$.32	$(.11)	(34)%

Dividends per common share attributable to SLM Corporation	$.125	$—	$.125	100%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

For the three months ended March 31, 2012 and 2011, net income was $112 million, or $.21 diluted earnings per common share, and $175 million, or $.32 diluted earnings per common share, respectively. The decrease in net income was primarily due to a $130 million increase in net losses on derivative and hedging activities and an $87 million decline in net interest income, which was partially offset by a $50 million decrease in provisions for loan losses and $41 million of lower expenses.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income declined by $87 million primarily due to the declining outstanding principal balance of our FFELP Loan portfolio and an increase in funding costs.

•	Provisions for loan losses decreased by $50 million as a result of overall improvements in credit quality and delinquency and charge-off trends.

•

Net losses on derivatives and hedging activities increased by $130 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during the period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivatives and hedging activities may vary significantly in future periods.

•	Contingency revenue increased $12 million primarily as a result of an increase in collections on defaulted FFELP Loans.

•

Other income increased primarily as a result of a $19 million increase in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by losses on derivative and hedging activities related to the derivatives used to economically hedge these debt instruments.

•

Operating expenses decreased $41 million primarily due to our ongoing cost-cutting initiatives and lower servicing costs. In addition, first-quarter 2012 operating expenses were positively affected by an $8 million gain related to the final termination of our defined benefit pension plan. First-quarter 2011 operating expenses included $10 million in litigation contingency expense.

•	The effective tax rates for the first quarters of 2012 and 2011 were 38 percent and 36 percent, respectively.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items adjusted for in our “Core Earnings” presentations are (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets.

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

Specific adjustments that management makes to GAAP results to derive our “Core Earnings” basis of presentation are described in detail in the section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” below.

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP.

	Three Months Ended March 31, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$625	$—	$725	$—	$—	$1,350	$117	$1,467
Other loans	—	—	—	5	—	5		5
Cash and investments	2	3	3	—	(3)	5	—	5

Total interest income	627	3	728	5	(3)	1,360	117	1,477
Total interest expense	202	—	424	5	(3)	628	38	666

Net interest income	425	3	304	—	—	732	79	811
Less: provisions for loan losses	235	—	18	—	—	253	—	253

Net interest income after provisions for loan losses	190	3	286	—	—	479	79	558
Servicing revenue	12	236	25	—	(176)	97	—	97
Contingency revenue	—	90	—	—	—	90	—	90
Gains on debt repurchases	—	—	—	37	—	37	—	37
Other income (loss)	—	8	—	3	—	11	(343)	(332)

Total other income (loss)	12	334	25	40	(176)	235	(343)	(108)
Expenses:
Direct operating expenses	73	119	181	1	(176)	198	—	198
Overhead expenses	—	—	—	64	—	64	—	64

Operating expenses	73	119	181	65	(176)	262	—	262
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	5	5
Restructuring expenses	1	1	—	3	—	5	—	5

Total expenses	74	120	181	68	(176)	267	5	272

Income (loss) from continuing operations, before income tax expense (benefit)	128	217	130	(28)	—	447	(269)	178
Income tax expense (benefit)(3)	47	79	48	(10)	—	164	(97)	67

Net income (loss) from continuing operations	81	138	82	(18)	—	283	(172)	111
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—

Net income (loss)	81	138	82	(18)	—	283	(172)	111
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	(1)

Net income (loss) attributable to SLM Corporation	$81	$139	$82	$(18)	$—	$284	$(172)	$112

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$79	$—	$79
Total other loss	(343)	—	(343)
Goodwill and acquired intangible assets impairment and amortization	—	5	5

Total “Core Earnings” adjustments to GAAP	$(264)	$(5)	(269)

Income tax benefit			(97)

Net loss			$(172)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended March 31, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments(2)	Total GAAP
Interest income:
Student loans	$604	$—	$736	$—	$—	$1,340	$141	$1,481
Other loans	—	—	—	6	—	6	—	6
Cash and investments	3	3	1	1	(3)	5	—	5

Total interest income	607	3	737	7	(3)	1,351	141	1,492
Total interest expense	197	—	370	15	(3)	579	15	594

Net interest income	410	3	367	(8)	—	772	126	898
Less: provisions for loan losses	275	—	23	5	—	303	—	303

Net interest income (loss) after provisions for loan losses	135	3	344	(13)	—	469	126	595
Servicing revenue	17	245	25	—	(189)	98	—	98
Contingency revenue	—	78	—	—	—	78	—	78
Gains on debt repurchases	—	—	—	64	—	64	(26)	38
Other income (loss)	—	11	—	2	—	13	(233)	(220)

Total other income (loss)	17	334	25	66	(189)	253	(259)	(6)
Expenses:
Direct operating expenses	82	128	195	8	(189)	224	—	224
Overhead expenses	—	—	—	79	—	79	—	79

Operating expenses	82	128	195	87	(189)	303	—	303
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	6	6
Restructuring expenses	1	1	1	1	—	4	—	4

Total expenses	83	129	196	88	(189)	307	6	313

Income (loss) from continuing operations, before income tax expense (benefit)	69	208	173	(35)	—	415	(139)	276
Income tax expense (benefit)(3)	25	76	64	(12)	—	153	(54)	99

Net income (loss) from continuing operations	44	132	109	(23)	—	262	(85)	177
Loss from discontinued operations, net of taxes	—	—	—	(2)	—	(2)	—	(2)

Net income (loss)	$44	$132	$109	$(25)	$—	$260	$(85)	$175

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2011
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

Differences between “Core Earnings” and GAAP

The two adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The following table reflects aggregate adjustments associated with these areas.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$(264)	$(133)
Net impact of goodwill and acquired intangibles	(5)	(6)
Net income tax effect	97	54

Total “Core Earnings” adjustments to GAAP	$(172)	$(85)

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

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term and the interest rate index of the Floor Income Contract are different than that of the student loans. Under derivatives accounting treatment, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Therefore, for purposes of “Core Earnings”, we have removed the unrealized gains and losses related to these contracts and added back the amortization of the net premiums received on the Floor Income Contracts. The amortization of the net premiums received on the Floor Income Contracts for “Core Earnings” is reflected in student loan interest income. Under GAAP accounting, the premium received on the Floor Income Contracts is recorded as revenue in the “gains (losses) on derivatives and hedging activities, net” line item by the end of the contracts’ life.

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

The table below quantifies the adjustments for derivative accounting on our net income.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(372)	$(242)
Plus: Realized losses on derivative and hedging activities, net(1)	179	186

Unrealized gains (losses) on derivative and hedging activities, net	(193)	(56)
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(97)	(85)
Other pre-change in derivatives accounting adjustments	26	8

Total net impact derivative accounting(2)	$(264)	$(133)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(215)	$(226)
Net settlement income on interest rate swaps reclassified to net interest income	36	16
Foreign exchange derivatives losses reclassified to other income	—	(1)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	25

Total reclassifications of realized losses on derivative and hedging activities	(179)	(186)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(193)	(56)

Losses on derivative and hedging activities, net	$(372)	$(242)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Floor Income Contracts	$136	$151
Basis swaps	(22)	(6)
Foreign currency hedges	(294)	(194)
Other	(13)	(7)

Total unrealized gains (losses) on derivative and hedging activities, net	$(193)	$(56)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of March 31, 2012, derivative accounting has reduced GAAP equity by approximately $1.1 billion as a result of approximately $1.1 billion (after-tax) of cumulative net unrealized net losses recognized for GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized net losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Beginning impact of derivative accounting of GAAP equity	$(977)	$(676)
Net impact of net unrealized gains (losses) under derivative accounting	(172)	(76)

Ending impact of derivative accounting of GAAP equity	$(1,149)	$(752)

In addition, net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods and are presented below net of tax. As of March 31, 2012, the remaining amortization term of the net floor premiums was approximately 4.25 years.

(Dollars in millions)	March 31, 2012	March 31, 2011
Unamortized net Floor premiums (net of tax)	$(711)	$(945)

2) Goodwill and Acquired Intangibles: Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. The following table summarizes the goodwill and acquired intangible adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
“Core Earnings” goodwill and acquired intangibles adjustments(1):
Amortization of acquired intangibles from continuing operations	$(5)	$(6)

Total “Core Earnings” goodwill and acquired intangibles adjustments(1)	$(5)	$(6)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table shows “Core Earnings” results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2012	2011	March 31, 2012 vs. March 31, 2011
“Core Earnings” interest income:
Private Education Loans	$625	$604	3%
Cash and investments	2	3	(33)

Total “Core Earnings” interest income	627	607	3
Total “Core Earnings” interest expense	202	197	3

Net “Core Earnings” interest income	425	410	4
Less: provisions for loan losses	235	275	(15)

Net “Core Earnings” interest income after provisions for loan losses	190	135	41
Servicing revenue	12	17	(29)
Other income (loss)	—	—	—

Total other income	12	17	(29)
Direct operating expenses	73	82	(11)
Restructuring expenses	1	1	—

Total expenses	74	83	(11)

Income before income tax expense	128	69	86
Income tax expense	47	25	88

“Core Earnings”	$81	$44	84%

“Core Earnings” were $81 million for the three months ended March 31, 2012, compared with $44 million in the year-ago period. This improvement was primarily the result of reduced loan loss provision.

Highlights compared to first-quarter 2011 included:

•	Loan originations increased to $1.2 billion, up 23 percent from $940 million.

•	The portfolio, net of loan loss allowance, totaled $36.7 billion at March 30, 2012, compared with $36.0 billion at March 31, 2011.

•	Net interest margin, before loan loss provision, improved to 4.26 percent, up from 4.11 percent.

•	Delinquencies of 90 days or more (as a percentage of loans in repayment) improved to 4.4 percent, compared with 5.1 percent.

•	The annual charge-off rate (as a percentage of loans in repayment) improved to 2.96 percent, compared with 3.94 percent.

Consumer Lending Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2012	2011
“Core Earnings” basis Private Education Student Loan yield	6.42%	6.36%
Discount amortization	.24	.26

“Core Earnings” basis Private Education Loan net yield	6.66	6.62
“Core Earnings” basis Private Education Loan cost of funds	(2.01)	(1.97)

“Core Earnings” basis Private Education Loan spread	4.65	4.65
“Core Earnings” basis other asset spread impact	(.39)	(.54)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.26%	4.11%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.26%	4.11%
Adjustment for GAAP accounting treatment	(.13)	(.04)

GAAP-basis Consumer Lending net interest margin(1)	4.13%	4.07%

(1)	The average balances of our Consumer Lending interest-earning assets for the respective periods are:

(Dollars in millions)
Private Education Loans	$37,749	$37,006
Other interest-earning assets	2,327	3,360

Total Consumer Lending “Core Earnings” basis interest-earning assets	$40,076	$40,366

The increase in the “Core Earnings” basis Consumer Lending net interest margin over the year-ago quarter was primarily the result of a benefit from the decline in the average balance of our other asset portfolio. The size of the other asset portfolio, which is primarily securitization trust restricted cash and cash held at Sallie Mae Bank (the “Bank”), has decreased significantly. This other asset portfolio earns a negative yield and as a result, when its relative weighting decreases compared to the Private Education Loan portfolio, the overall net interest margin increases.

Private Education Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loan provision for loan losses and charge-offs.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Private Education Loan provision for loan losses	$235	$275
Private Education Loan charge-offs	$224	$273

In establishing the allowance for Private Education Loan losses as of March 31, 2012, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improving credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio compared with the year-ago quarter. The overall delinquency rate has declined to 9.1 percent from 10.4 percent and the charge-off rate has declined to 2.96 percent from 3.94 percent compared with the year-ago quarter. Apart from these overall improvements, Private Education Loans that have defaulted between 2008 and 2011 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. Our allowance for loan losses takes into account these potential recovery uncertainties.

For a more detailed discussion of our policy for determining the collectability of Private Education Loan and maintaining our allowance for Private Education Loan losses, see “Critical Accounting Policies and Estimates — Allowance for Loan Losses” in our 2011 Form 10-K.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The decreases in operating expenses in the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 were primarily the result of our cost cutting initiatives. Operating expenses were 77 basis points and 90 basis points of average Private Education Loans in the quarters ended March 31, 2012 and 2011, respectively.

Business Services Segment

The following table shows “Core Earnings” results for our Business Services segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011
Net interest income after provision	$3	$3	—%
Servicing revenue:
Intercompany loan servicing	176	189	(7)
Third-party loan servicing	22	22	—
Guarantor servicing	11	9	22
Other servicing	27	25	8

Total servicing revenue	236	245	(4)
Contingency revenue	90	78	15
Other Business Services revenue	8	11	(27)

Total other income	334	334	—
Direct operating expenses	119	128	(7)
Restructuring expenses	1	1	—

Total expenses	120	129	(7)

Income from continuing operations, before income tax expense	217	208	4
Income tax expense	79	76	4

“Core Earnings”	138	132	5
Less: net loss attributable to noncontrolling interest	(1)	—	(100)

“Core Earnings” attributable to SLM Corporation	$139	$132	5%

“Core Earnings” were $139 million in the first quarter of 2012, compared to $132 million in the year-ago quarter. The improvement was primarily driven by the reduction in operating expenses.

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $135 billion and $144 billion for the quarters ended March 31, 2012 and 2011. The decline in intercompany loan servicing revenue from the year-ago period is primarily the result of a lower balance in the underlying portfolio.

We are servicing approximately 3.7 million accounts under the ED Servicing Contract as of March 31, 2012. Third-party loan servicing fees in the first quarter of 2012 and the first quarter of 2011 included $17 million and $15 million, respectively, of servicing revenue related to the ED Servicing Contract. Our allocation of loans awarded for servicing under the ED contract increased from 22 percent to 26 percent for the contract year ending August 2012. The increase was driven primarily by our top ranking for default prevention performance results.

The increase in contingency revenue was primarily the result of an increase in collections on defaulted FFELP Loans.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others. We expect the inventory of contingent collections receivables to decline over time as a result of the elimination of FFELP.

(Dollars in millions)	March 31, 2012	December 31, 2011	March 31, 2011
Student loans	$11,004	$11,553	$10,393
Other	1,752	2,017	1,883

Total	$12,756	$13,570	$12,276

Other servicing revenue includes account asset servicing revenue and Campus Solutions revenue. Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services and administration services for our various 529 college savings plans. Assets under administration in our 529 college savings plans totaled $41.3 billion as of March 31, 2012, a 13 percent increase from the year-ago quarter. Campus Solutions revenue is earned from our Campus Solutions business whose services include comprehensive financing and transaction processing solutions that we provide to college financial aid offices and students to streamline the financial aid process.

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

Revenues related to services performed on FFELP Loans accounted for 76 percent and 77 percent of total segment revenues for the quarters ended March 31, 2012 and 2011, respectively.

Operating Expenses — Business Services Segment

Operating expenses for the quarter ended March 31, 2012 decreased from the quarter ended March 31, 2011, primarily as a result of our cost cutting initiatives.

FFELP Loans Segment

The following table shows “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011
“Core Earnings” interest income:
FFELP Loans	$725	$736	(1)%
Cash and investments	3	1	200

Total “Core Earnings” interest income	728	737	(1)
Total “Core Earnings” interest expense	424	370	15

Net “Core Earnings” interest income	304	367	(17)
Less: provisions for loan losses	18	23	(22)

Net “Core Earnings” interest income after provisions for loan losses	286	344	(17)
Servicing revenue	25	25	—
Other income	—	—	—

Total other income	25	25	—
Direct operating expenses	181	195	(7)
Restructuring expenses	—	1	(100)

Total expenses	181	196	(8)

Income from continuing operations, before income tax expense	130	173	(25)
Income tax expense	48	64	(25)

“Core Earnings”	$82	$109	(25)%

“Core Earnings” from the FFELP Loans segment were $82 million in the first quarter of 2012, compared with $109 million in the year-ago quarter. The decrease was primarily due to lower net interest income resulting from the declining balance of the FFELP loan portfolio and an increase in funding costs. Key financial measures include:

•	Net interest margin of .85 percent in the first quarter of 2012 compared with .98 percent in the year-ago quarter (see “FFELP Loans Net Interest Margin” for a further discussion of this decrease).

•	The provision for loan losses of $18 million in the first quarter of 2012 decreased from $23 million in the year-ago quarter.

FFELP Loans Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with reconciliation to the GAAP-basis FFELP Loans net interest margin.

	Three Months Ended March 31,
	2012	2011
“Core Earnings” basis FFELP student loan yield	2.67%	2.63%
Hedged Floor Income	.28	.23
Unhedged Floor Income	.11	.08
Consolidation Loan Rebate Fees	(.66)	(.66)
Repayment Borrower Benefits	(.13)	(.10)
Premium amortization	(.14)	(.15)

“Core Earnings” basis FFELP student loan net yield	2.13	2.03
“Core Earnings” basis FFELP student loan cost of funds	(1.17)	(.96)

“Core Earnings” basis FFELP student loan spread	.96	1.07
“Core Earnings” basis FFELP other asset spread impact	(.11)	(.09)

“Core Earnings” basis FFELP Loans net interest margin(1)	.85%	.98%

“Core Earnings” basis FFELP Loans net interest margin(1)	.85%	.98%
Adjustment for GAAP accounting treatment	.27	.35

GAAP-basis FFELP Loans net interest margin(1)	1.12%	1.33%

(1)	The average balances of our FFELP interest-earning assets for the respective periods are:

(Dollars in millions)
FFELP Loans	$137,193	$147,381
Other interest-earning assets	6,427	5,016

Total FFELP “Core Earnings” basis interest-earning assets	$143,620	$152,397

The decrease in the “Core Earnings” basis FFELP Loans net interest margin of 13 basis points for the quarter ended March 31, 2012 compared with the year-ago quarter was primarily the result of a widening of the CP/LIBOR spread resulting in a 6 basis point decline in net interest margin as well as a general increase in our funding costs related to unsecured and ABS debt issuances over the last year.

As of March 31, 2012, our FFELP Loan portfolio totaled approximately $135.9 billion, comprised of $49.5 billion of FFELP Stafford and $86.4 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 5.0 years and 9.1 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 5 percent and 3 percent, respectively.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments (“SAP”) are calculated for FFELP Loans first disbursed on or after January 1, 2000. We elected to use the one-month LIBOR rate rather than the CP rate commencing on April 1, 2012 in connection with our entire $128 billion of CP indexed loans. This change will help us to better match lender payments with our financing costs.

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

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2012 and 2011, based on interest rates as of those dates.

	March 31, 2012			March 31, 2011
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$116.7	$17.1	$133.8	$123.7	$19.5	$143.2
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(62.0)	(1.2)	(63.2)	(65.6)	(1.3)	(66.9)
Less: economically hedged Floor Income Contracts	(41.5)	—	(41.5)	(35.0)	—	(35.0)

Student loans eligible to earn Floor Income	$13.2	$15.9	$29.1	$23.1	$18.2	$41.3

Student loans earning Floor Income	$13.2	$1.0	$14.2	$23.0	$2.7	$25.7

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period April 1, 2012 to June 30, 2016. The hedges related to these loans do not qualify as effective hedges.

(Dollars in billions)	April 1, 2012 to December 31, 2012	2013	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$37.3	$32.6	$28.3	$27.2	$10.4

FFELP Loans Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs for the three months March 31, 2012 and 2011.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
FFELP Loan provision for loan losses	$18	$23
FFELP Loan charge-offs	23	20

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged from the Business Services segment and included in those amounts was $176 million and $189 million for the quarters ended March 31, 2012 and 2011, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 53 basis points and 54 basis points of average FFELP Loans in the quarters ended March 31, 2012 and 2011, respectively. The decline in operating expenses from the prior year quarter was primarily the result of the $10.2 billion reduction in the average outstanding balance of our FFELP Loan portfolio.

Other Segment

The following table shows “Core Earnings” results of our Other segment

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011
Net interest loss after provision	$—	$(13)	(100)%
Gains on debt repurchases	37	64	(42)
Other	3	2	50

Total other income	40	66	(39)
Direct operating expenses	1	8	(88)
Overhead expenses:
Corporate overhead	36	49	(27)
Unallocated information technology costs	28	30	(7)

Total overhead expenses	64	79	(19)

Total operating expenses	65	87	(25)
Restructuring expenses	3	1	200

Total expenses	68	88	(23)

Loss from continuing operations, before income tax benefit	(28)	(35)	(20)
Income tax benefit	(10)	(12)	(17)

Net loss from continuing operations	(18)	(23)	(22)
Loss from discontinued operations, net of taxes	—	(2)	(100)

“Core Earnings” (loss)	$(18)	$(25)	(28)%

Net Interest Income (Loss) after Provision for Loan Losses

Net interest income (loss) after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our mortgage and consumer loan portfolios. The $13 million improvement in the current quarter compared with the prior year quarter was primarily the result of our not recording any provision for loan losses related to our mortgage and consumer loan portfolios in the first quarter of 2012. Each quarter we perform an analysis regarding the adequacy of the loan loss allowance for these portfolios and we determined that at March 31, 2012 no additional allowance for loan losses was required related to this $168 million portfolio.

Gains on Debt Repurchases

We began repurchasing our outstanding debt in 2008. We repurchased $204 million and $825 million face amount of our debt for the quarters ended March 31, 2012 and 2011, respectively.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

The decrease in overhead for the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011 was primarily the result of our cost-cutting initiatives as well as an $8 million gain related to the final termination of our defined benefit pension plan.

Financial Condition

This section provides additional information regarding the changes related to our loan portfolio assets and related liabilities as well as credit quality and performance indicators related to our loan portfolio.

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2012		2011
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$137,193	2.47%	$147,381	2.41%
Private Education Loans	37,749	6.66	37,006	6.62
Other loans	187	9.67	262	9.17
Cash and investments	9,198	.22	11,177	.19

Total interest-earning assets	184,327	3.22%	195,826	3.09%

Non-interest-earning assets	4,768		5,186

Total assets	$189,095		$201,012

Average Liabilities and Equity
Short-term borrowings	$29,037	.93%	$33,076	.90%
Long-term borrowings	151,081	1.59	159,569	1.32

Total interest-bearing liabilities	180,118	1.49	192,645	1.25%

Non-interest-bearing liabilities	3,904		3,269
Equity	5,073		5,098

Total liabilities and equity	$189,095		$201,012

Net interest margin		1.77%		1.86%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in millions)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2012 vs. 2011
Interest income	$(15)	$63	$(78)
Interest expense	72	107	(35)

Net interest income	$(87)	$(43)	$(44)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	March 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$2,850	$—	$2,850	$2,421	$5,271
Grace, repayment and other(2)	45,966	85,674	131,640	36,104	167,744

Total, gross	48,816	85,674	134,490	38,525	173,015
Unamortized premium/(discount)	803	821	1,624	(853)	771
Receivable for partially charged-off loans	—	—	—	1,250	1,250
Allowance for loan losses	(111)	(69)	(180)	(2,190)	(2,370)

Total student loan portfolio	$49,508	$86,426	$135,934	$36,732	$172,666

% of total FFELP	36%	64%	100%
% of total	29%	50%	79%	21%	100%

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$3,100	$—	$3,100	$2,263	$5,363
Grace, repayment and other(2)	46,618	86,925	133,543	35,830	169,373

Total, gross	49,718	86,925	136,643	38,093	174,736
Unamortized premium/(discount)	839	835	1,674	(873)	801
Receivable for partially charged-off loans	—	—	—	1,241	1,241
Allowance for loan losses	(117)	(70)	(187)	(2,171)	(2,358)

Total student loan portfolio	$50,440	$87,690	$138,130	$36,290	$174,420

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

(1)	Loans for borrowers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$50,149	$87,044	$137,193	$37,749	$174,942
% of FFELP	37%	63%	100%
% of total	28%	50%	78%	22%	100%

	Three Months Ended March 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$55,535	$91,846	$147,381	$37,006	$184,387
% of FFELP	38%	62%	100%
% of total	30%	50%	80%	20%	100%

Student Loan Activity

	Three Months Ended March 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$50,440	$87,690	$138,130	$36,290	$174,420
Acquisitions and originations	819	78	897	1,151	2,048
Capitalized interest and premium/discount amortization	335	398	733	245	978
Consolidations to third parties	(719)	(225)	(944)	(23)	(967)
Sales	(135)	—	(135)	—	(135)
Repayments/defaults/other	(1,232)	(1,515)	(2,747)	(931)	(3,678)

Ending balance	$49,508	$86,426	$135,934	$36,732	$172,666

	Three Months Ended March 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$56,252	$92,397	$148,649	$35,656	$184,305
Acquisitions and originations	103	247	350	929	1,279
Capitalized interest and premium/discount amortization	322	371	693	294	987
Consolidations to third parties	(851)	(278)	(1,129)	(17)	(1,146)
Sales	(189)	—	(189)	—	(189)
Repayments/defaults/other	(1,271)	(1,545)	(2,816)	(896)	(3,712)

Ending balance	$54,366	$91,192	$145,558	$35,966	$181,524

Private Education Loan Originations

Private Education Loan originations increased 23 percent from the year-ago quarter to $1.2 billion in the quarter ended March 31, 2012.

The following table summarizes our Private Education Loan originations.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Private Education Loan originations	$1,160	$940

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	March 31, 2012		March 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,917		$8,323
Loans in forbearance(2)	1,372		1,343
Loans in repayment and percentage of each status:
Loans current	27,499	90.9%	25,195	89.6%
Loans delinquent 31-60 days(3)	859	2.8	930	3.3
Loans delinquent 61-90 days(3)	544	1.9	564	2.0
Loans delinquent greater than 90 days(3)	1,334	4.4	1,431	5.1

Total Private Education Loans in repayment	30,236	100%	28,120	100%

Total Private Education Loans, gross	38,525		37,786
Private Education Loan unamortized discount	(853)		(876)

Total Private Education Loans	37,672		36,910
Private Education Loan receivable for partially charged-off loans	1,250		1,090
Private Education Loan allowance for losses	(2,190)		(2,034)

Private Education Loans, net	$36,732		$35,966

Percentage of Private Education Loans in repayment		78.5%		74.4%

Delinquencies as a percentage of Private Education Loans in repayment		9.1%		10.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%		4.6%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		74.1%		66.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Allowance at beginning of period	$2,171	$2,021
Provision for Private Education Loan losses	235	275
Charge-offs	(224)	(273)
Reclassification of interest reserve(1)	8	11

Allowance at end of period	$2,190	$2,034

Charge-offs as a percentage of average loans in repayment (annualized)	2.96%	3.94%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	2.84%	3.75%
Allowance as a percentage of the ending total loan balance	5.5%	5.2%
Allowance as a percentage of ending loans in repayment	7.2%	7.2%
Average coverage of charge-offs (annualized)	2.4	1.8
Ending total loans(2)	$39,775	$38,876
Average loans in repayment	$30,378	$28,127
Ending loans in repayment	$30,236	$28,120

(1)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(2)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans.

	March 31, 2012			March 31, 2011
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$35,755	$4,020	$39,775	$34,563	$4,313	$38,876
Ending loans in repayment	27,588	2,648	30,236	25,401	2,719	28,120
Private Education Loan allowance for losses	1,587	603	2,190	1,298	736	2,034
Charge-offs as a percentage of average loans in repayment (annualized)	2.26%	10.30%	2.96%	2.92%	13.42%	3.94%
Allowance as a percentage of ending total loan balance	4.4%	15.0%	5.5%	3.8%	17.1%	5.2%
Allowance as a percentage of ending loans in repayment	5.8%	22.8%	7.2%	5.1%	27.1%	7.2%
Average coverage of charge-offs (annualized)	2.5	2.2	2.4	1.8	2.0	1.8
Delinquencies as a percentage of Private Education Loans in repayment	7.7%	23.3%	9.1%	8.7%	26.4%	10.4%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.6%	12.5%	4.4%	4.1%	14.4%	5.1%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.1%	6.8%	4.3%	4.4%	6.5%	4.6%
Loans that entered repayment during the period(2)	$729	$54	$783	$1,519	$86	$1,605
Percentage of Private Education Loans with a cosigner	66%	29%	63%	64%	29%	60%
Average FICO at origination	727	624	718	725	623	716

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

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

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Receivable at beginning of period	$1,241	$1,040
Expected future recoveries of current period defaults(1)	69	97
Recoveries(2)	(50)	(40)
Charge-offs(3)	(10)	(7)

Receivable at end of period	$1,250	$1,090

(1)

Remaining loan balance expected to be collected from contractual loan balances partially charged off during the period. This is the difference between the defaulted loan balance and the amount of the defaulted loan balance that was charged off.

(2)	Current period cash collections

(3)	Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The monthly average number of loans granted forbearance as a percentage of loans in repayment and forbearance decreased to 5.2 percent in the first quarter of 2012 compared to the year-ago quarter of 5.4 percent. As of March 31, 2012, 2.5 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of March 31, 2012 (borrowers made payments on approximately 24 percent of these loans immediately prior to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.7%	9.0%	5.2%
Current	49.7	58.1	65.9
Delinquent 31-60 days	3.2	2.0	.4
Delinquent 61-90 days	1.9	1.1	.2
Delinquent greater than 90 days	4.8	2.8	.3
Forbearance	4.2	3.3	—
Defaulted	19.9	11.0	6.4
Paid	6.6	12.7	21.6

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At March 31, 2012, loans in forbearance status as a percentage of loans in repayment and forbearance were 7.1 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.3 percent for loans that have been in active repayment status for more than 48 months. Approximately 79 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
(Dollars in millions)	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
March 31, 2012
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,917	$6,917
Loans in forbearance	892	198	132	64	86	—	1,372
Loans in repayment — current	6,529	5,920	5,204	3,626	6,220	—	27,499
Loans in repayment — delinquent 31-60 days	381	171	136	72	99	—	859
Loans in repayment — delinquent 61-90 days	265	107	79	39	54	—	544
Loans in repayment — delinquent greater than 90 days	663	270	186	93	122	—	1,334

Total	$8,730	$6,666	$5,737	$3,894	$6,581	$6,917	38,525

Unamortized discount							(853)
Receivable for partially charged-off loans							1,250
Allowance for loan losses							(2,190)

Total Private Education Loans, net							$36,732

Loans in forbearance as a percentage of loans in repayment and forbearance	10.2%	3.0%	2.3%	1.7%	1.3%	—%	4.3%

	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
(Dollars in millions)	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
March 31, 2011
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$8,323	$8,323
Loans in forbearance	967	172	99	48	57	—	1,343
Loans in repayment — current	7,912	5,883	4,136	2,864	4,400	—	25,195
Loans in repayment — delinquent 31-60 days	460	201	122	62	85	—	930
Loans in repayment — delinquent 61-90 days	336	104	57	28	39	—	564
Loans in repayment — delinquent greater than 90 days	803	304	150	73	101	—	1,431

Total	$10,478	$6,664	$4,564	$3,075	$4,682	$8,323	37,786

Unamortized discount							(876)
Receivable for partially charged-off loans							1,090
Allowance for loan losses							(2,034)

Total Private Education Loans, net							$35,966

Loans in forbearance as a percentage of loans in repayment and forbearance	9.2%	2.6%	2.2%	1.6%	1.2%	—%	4.6%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 4 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	March 31, 2012		March 31, 2011
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
Up to 12 months	$839	61%	$912	68%
13 to 24 months	477	35	390	29
More than 24 months	56	4	41	3

Total	$1,372	100%	$1,343	100%

Private Education Loan Repayment Options

Certain loan programs allow borrowers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of March 31, 2012.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in Repayment	$23,793	$ 4,750	$ 1,693	$30,236
$ in Total	31,030	5,738	1,757	38,525
Payment method by enrollment status:
In-school/Grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the borrower. Borrowers elect to participate in this program at the time they enter repayment following their grace period. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of March 31, 2012 and 2011, borrowers in repayment owing approximately $7.0 billion (23 percent of loans in repayment) and $7.3 billion (26 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 11 percent and 12 percent were non-traditional loans as of March 31, 2012 and 2011, respectively.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	March 31,
	2012		2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$22,788		$27,773
Loans in forbearance(2)	19,478		21,834
Loans in repayment and percentage of each status:
Loans current	77,099	83.6%	78,756	83.5%
Loans delinquent 31-60 days(3)	5,173	5.6	5,050	5.4
Loans delinquent 61-90 days(3)	2,666	2.9	3,069	3.2
Loans delinquent greater than 90 days(3)	7,286	7.9	7,434	7.9

Total FFELP Loans in repayment	92,224	100%	94,309	100%

Total FFELP Loans, gross	134,490		143,916
FFELP Loan unamortized premium	1,624		1,832

Total FFELP Loans	136,114		145,748
FFELP Loan allowance for losses	(180)		(190)

FFELP Loans, net	$135,934		$145,558

Percentage of FFELP Loans in repayment		68.6%		65.5%

Delinquencies as a percentage of FFELP Loans in repayment		16.4%		16.5%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.4%		18.8%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Three Months Ended March 31,
(Dollars in millions)	2012	2011
Allowance at beginning of period	$187	$189
Provision for FFELP Loan losses	18	23
Charge-offs	(23)	(20)
Student loan sales	(2)	(2)

Allowance at end of period	$180	$190

Charge-offs as a percentage of average loans in repayment (annualized)	.10%	.09%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	.07%
Allowance as a percentage of the ending total loans, gross	.13%	.13%
Allowance as a percentage of ending loans in repayment	.20%	.20%
Allowance coverage of charge-offs (annualized)	2.0	2.3
Ending total loans, gross	$134,490	$143,916
Average loans in repayment	$93,150	$95,504
Ending loans in repayment	$92,224	$94,309

Liquidity and Capital Resources

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $2.2 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio and the collection of additional bank deposits, the predictable operating cash flows provided by earnings and repayment of principal on unencumbered student loan assets, and distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our FFELP ABCP Facilities and the facility with the Federal Home Loan Bank in Des Moines (the “FHLB-DM Facility”); and we may also issue term ABS and unsecured debt.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term on a programmatic basis. We have $670 million of cash at the Bank as of March 31, 2012 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations.

The acquisition of loan portfolios may require incremental funding. Additionally, it is our intent to refinance, primarily through securitizations, the FFELP Loans that are currently in the ED Conduit Program by its January 2014 maturity date. We currently have $18.5 billion of collateral in the ED Conduit Program. While the assets in this facility can be put to ED at the conclusion of the program thus eliminating a call on our liquidity, we intend to refinance these assets. In addition, capacity is maintained in our FFELP ABCP Facility and our FHLB-DM Facility to finance a portion of this collateral should term financing not be achieved or available.

Sources of Liquidity and Available Capacity

Ending Balances

	As of
(Dollars in millions)	March 31, 2012	December 31, 2011
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,439	$1,403
SLM Bank(1)	670	1,462

Total unrestricted cash and liquid investments	$3,109	$2,865

Unencumbered FFELP Loans	$1,080	$994

Average Balances

	Three Months Ended
(Dollars in millions)	March 31, 2012	March 31, 2011
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$1,656	$2,926
SLM Bank(1)	880	1,383

Total unrestricted cash and liquid investments	$2,536	$4,309

Unencumbered FFELP Loans	$1,080	$2,180

(1)	This cash will be used primarily to originate or acquire student loans at the Bank. Our ability to pay dividends from the Bank is subject to capital and liquidity requirements applicable to the Bank.

We may also have liquidity available under secured credit facilities to the extent we have eligible collateral and capacity available. Current borrowing capacity under the FFELP ABCP Facility and FHLB-DM Facility is determined based on each facility’s size, current usage and qualifying collateral from the unencumbered FFELP Loans reported as primary liquidity in the tables above. Additional borrowing capacity could be used to fund FFELP Loan portfolio acquisitions and to refinance FFELP Loans used as collateral in the ED Conduit Program Facility. As of March 31, 2012 and December 31, 2011, the maximum amount we could borrow under these facilities was $10.5 billion and $11.3 billion, respectively. For the three months ended March 31, 2012 and 2011, the average maximum amount we could borrow under these facilities was $12.1 billion and $12.0 billion, respectively. These maximum total amounts we can borrow are contingent upon obtaining eligible FFELP Loan collateral. If we use our unencumbered FFELP Loans as collateral to borrow against these facilities, the available capacity is reduced accordingly.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At March 31, 2012, we had a total of $20.9 billion of unencumbered assets (which includes the assets that comprise our primary liquidity listed in the table above and are available to serve as collateral for our secured credit facilities discussed in the preceding paragraph), excluding goodwill and acquired intangibles. Total unencumbered student loans, net, comprised $12.5 billion of our unencumbered assets of which $11.4 billion and $1.1 billion related to Private Education Loans, net and FFELP Loans, net, respectively.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	March 31, 2012	December 31, 2011
Net assets of consolidated variable interest entities (encumbered assets)	$12.8	$12.9
Tangible unencumbered assets(1)	20.9	20.2
Unsecured debt	(25.4)	(24.1)
Mark-to-market on unsecured hedged debt(2)	(1.7)	(1.9)
Other liabilities, net	(2.0)	(2.3)

Total tangible equity	$4.6	$4.8

(1)	Excludes goodwill and acquired intangible assets.

(2)

At March 31, 2012 and December 31, 2011, there were $1.5 billion and $1.6 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Transactions during the First-Quarter 2012

The following financing transactions have taken place in the first quarter of 2012:

•

On January 13, 2012, the FFELP ABCP Facility was amended to increase the amount available to $7.5 billion, reflecting an increase of $2.5 billion over the previously scheduled facility reduction. In addition, the amendment extends the final maturity date by one year to January 9, 2015 and increases the amount available at future step-down dates.

•	On January 19, 2012, we issued $765 million of FFELP ABS.

•	On January 27, 2012, we issued a $1.5 billion senior unsecured bond, consisting of a $750 million five-year term bond and a $750 million ten-year term bond.

•	On February 9, 2012, we issued $547 million of Private Education Loan ABS.

•	On March 15, 2012, we issued $824 million of FFELP ABS.

In addition, on January 26, 2012, we increased our regular quarterly common stock dividend to $0.125 per share, up from $0.10 per share in the prior quarter. We paid our quarterly dividend on March 16, 2012. During the first quarter of 2012, we repurchased 16.7 million shares of common stock at an aggregate purchase price of $268 million. The shares were repurchased on the open market under our January 2012 share repurchase program that authorizes up to $500 million of share repurchases.

Recent Second-Quarter 2012 Transactions

The following transactions have taken place in the second quarter of 2012:

•	On April 12, we issued $891 million of Private Education Loan ABS.

•	On April 24, we priced a $1.25 billion FFELP ABS.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us. Risks associated with our lending portfolio are discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Consumer Lending Portfolio Performance” and “— FFELP Loan Portfolio Performance.”

Our investment portfolio is composed of very short-term securities issued by a diversified group of highly rated issuers, limiting our counterparty exposure. Additionally, our investing activity is governed by Board approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.

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

The table below highlights exposure related to our derivative counterparties at March 31, 2012.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts(1)
Exposure, net of collateral	$97	$900
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	87%	32%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

(1)

Current turmoil in the European markets has led to increased disclosure of exposure to those markets. Of the total net exposure, $796 million is related to financial institutions located in France; of this amount, $563 million carries a guarantee from the French government. All of the $796 million exposure relates to derivatives held at our securitization trusts. Counterparties to these derivatives are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of March 31, 2012, no collateral was required to be posted. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at March 31, 2012 related to derivatives with French financial institutions (including those that carry a guarantee from the French government) decreased the derivative asset value by $163 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at March 31, 2012 and December 31, 2011, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three months ended March 31, 2012 and 2011. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	March 31, 2012			December 31, 2011
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,192	$16,182	$18,374	$1,801	$15,199	$17,000
Brokered deposits	1,455	1,957	3,412	1,733	1,956	3,689
Retail and other deposits	2,311	—	2,311	2,123	—	2,123
Other(1)	1,284	—	1,284	1,329	—	1,329

Total unsecured borrowings	7,242	18,139	25,381	6,986	17,155	24,141

Secured borrowings:
FFELP Loan securitizations	—	107,211	107,211	—	107,905	107,905
Private Education Loan securitizations	—	18,334	18,334	—	19,297	19,297
ED Conduit Program Facility	18,539	—	18,539	21,313	—	21,313
FFELP ABCP Facility	—	5,459	5,459	—	4,445	4,445
Private Education Loan ABCP Facility	—	2,666	2,666	—	1,992	1,992
Acquisition financing(2)	—	856	856	—	916	916
FHLB-DM Facility	1,250	—	1,250	1,210	—	1,210

Total secured borrowings	19,789	134,526	154,315	22,523	134,555	157,078

Total before hedge accounting adjustments	27,031	152,665	179,696	29,509	151,710	181,219
Hedge accounting adjustments	92	2,923	3,015	64	2,683	2,747

Total	$27,123	$155,588	$182,711	$29,573	$154,393	$183,966

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured borrowings comprised 86 percent and 87 percent of our “Core Earnings” basis debt outstanding at March 31, 2012 and December 31, 2011, respectively.

Average Balances

	Three Months Ended March 31,
	2012		2011
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$18,004	2.88%	$21,421	2.15%
Brokered deposits	3,515	2.08	4,354	2.40
Retail and other deposits	2,283	.95	1,478	1.24
Other(1)	1,400	.11	1,019	.33

Total unsecured borrowings	25,202	2.44	28,272	2.08

Secured borrowings:
FFELP Loan securitizations	107,230	1.14	112,614	.90
Private Education Loan securitizations	18,577	2.09	21,017	2.17
ED Conduit Program Facility	20,515	.81	24,114	.76
FFELP ABCP Facility	4,018	1.19	4,936	1.12
Private Education Loan ABCP Facility	2,633	1.69	—	—
Acquisition financing(2)	872	4.85	1,064	4.86
FHLB-DM Facility	1,071	.29	628	.33

Total secured borrowings	154,916	1.23	164,373	1.07

Total	$180,118	1.40%	$192,645	1.22%

“Core Earnings” average balance and rate	$180,118	1.40%	$192,645	1.22%
Adjustment for GAAP accounting treatment	—	.09	—	.03

GAAP-basis average balance and rate	$180,118	1.49%	$192,645	1.25%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our 2011 Form 10-K. There were no significant changes to these critical accounting policies during the first quarter of 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2012 and December 31, 2011, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise in 2012.

	As of March 31, 2012 Impact on Annual Earnings If:			As of March 31, 2011 Impact on Annual Earnings If:
	Interest Rates:		Funding Spreads	Interest Rates:		Funding Spreads
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(19)	$8	$(343)	$(32)	$(50)	$(425)
Unrealized gains (losses) on derivative and hedging activities	503	857	(12)	472	818	(25)

Increase in net income before taxes	$484	$865	$(355)	$440	$768	$(450)

Increase in diluted earnings per common share	$.949	$1.697	$(.696)	$.826	$1.444	$(.845)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At March 31, 2012
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$133,541	$(737)	(1)%	$(1,481)	(1)%
Private Education Loans	35,172	—	—	—	—
Other earning assets	10,109	—	—	(1)	—
Other assets	8,917	(552)	(6)	(1,172)	(13)%

Total assets gain/(loss)	$187,739	$(1,289)	(1)%	$(2,654)	(1)%

Liabilities
Interest bearing liabilities	$172,378	$(802)	—%	$(2,209)	(1)%
Other liabilities	3,936	(469)	(12)	(394)	(10)

Total liabilities (gain)/loss	$176,314	$(1,271)	(1)%	$(2,603)	(1)%

	At December 31, 2011
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$134,196	$(665)	—%	$(1,335)	(1)%
Private Education Loans	33,968	—	—	—	—
Other earning assets	9,871	—	—	(1)	—
Other assets	8,943	(639)	(7)	(1,420)	(16)%

Total assets gain/(loss)	$186,978	$(1,304)	(1)%	$(2,756)	(1)%

Liabilities
Interest bearing liabilities	$171,152	$(730)	—%	$(2,002)	(1)%
Other liabilities	4,128	(617)	(15)	(801)	(19)

Total liabilities (gain)/loss	$175,280	$(1,347)	(1)%	$(2,803)	(2)%

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

During the three months ended March 31, 2012 and 2011, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. The variance in the change in pre-tax income before unrealized gains (losses) on derivatives when comparing the 2012 analysis versus the 2011 analysis related to a higher balance of variable assets being funded with fixed rate liabilities at March 31, 2012 than at March 31, 2011. This resulted in a greater offset to the loss of floor income in the 2012 analysis. This factor also resulted in the positive impact to the net interest margin in the 300 basis point increase scenario for March 31, 2012.

Under the scenario in the tables above labeled “Asset and Funding Index Mismatches,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in the March 31, 2012 analysis is the result of one-month LIBOR indexed FFELP student loans (loans formerly indexed to commercial paper) being funded with three-month LIBOR and other non discrete indexed liabilities. In the March 31, 2011 analysis, it is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Asset and Liability Funding Gap” of this Item 2 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivatives and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2012. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(2)	Funding Gap
3-month commercial paper(1)	daily	$127.6	$—	$127.6
3-month Treasury bill	weekly	7.5	—	7.5
Prime	annual	.7	—	.7
Prime	quarterly	4.8	—	4.8
Prime	monthly	21.3	—	21.3
Prime	daily	—	1.7	(1.7)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	117.9	(117.9)
1-month LIBOR	monthly	10.7	19.8	(9.1)
CMT/CPI Index	monthly/quarterly	—	1.6	(1.6)
Non discrete reset(3)	monthly	—	31.7	(31.7)
Non discrete reset(4)	daily/weekly	9.9	3.6	6.3
Fixed rate(5)		8.7	15.4	(6.7)

Total		$191.7	$191.7	$—

(1)

See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment — FFELP Loans Net Interest Margin” for discussion regarding Consolidated Appropriations Act of 2012 and the effect it will have on the FFELP student lender payment index in the second quarter of 2012.

(2)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program facility and the FHLB-DM facility.

(4)

Assets include restricted and unrestricted cash equivalents and other overnight-type instruments. Funding includes retail and other deposits and the obligation to return cash collateral held related to derivatives exposures.

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

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(2)	Funding Gap
3-month commercial paper(1)	daily	$127.6	$—	$127.6
3-month Treasury bill	weekly	7.5	1.8	5.7
Prime	annual	.7	—	.7
Prime	quarterly	4.8	—	4.8
Prime	monthly	21.3	4.5	16.8
Prime	daily	—	1.7	(1.7)
PLUS Index	annual	.5	—	.5
3-month LIBOR	daily	—	20.2	(20.2)
3-month LIBOR	quarterly	—	77.1	(77.1)
1-month LIBOR	monthly	10.7	29.1	(18.4)
1-month LIBOR	daily	—	8.0	(8.0)
Non discrete reset(3)	monthly	—	31.7	(31.7)
Non discrete reset(4)	daily/weekly	9.9	3.6	6.3
Fixed rate(5)		5.8	11.1	(5.3)

Total		$188.8	$188.8	$—

(1)

See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment — FFELP Loans Net Interest Margin” for discussion regarding Consolidated Appropriations Act of 2012 and the effect it will have on the FFELP student lender payment index in the second quarter of 2012.

(2)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program facility and the FHLB-DM facility.

(4)

Assets include restricted and unrestricted cash equivalents and other overnight-type instruments. Funding includes retail and other deposits and the obligation to return cash collateral held related to derivatives exposures.

(5)	Assets include receivables and other assets (including goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding series B Preferred Stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. For example, a large portion of our daily reset 3-month commercial paper indexed assets are funded with liabilities indexed to LIBOR. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at March 31, 2012.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.6
Other loans	6.3
Cash and investments	.1

Total earning assets	7.2

Borrowings
Short-term borrowings	.3
Long-term borrowings	6.9

Total borrowings	5.9

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of these items and other litigation to which we are a party, see our 2011 Form 10-K and subsequent filings with the SEC.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2012.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2012	1.4	$14.72	.4	$494.0
February 1 — February 29, 2012	8.4	15.99	7.6	372.7
March 1 — March 31, 2012	9.0	16.13	8.7	232.4

Total first-quarter 2012	18.8	$15.96	16.7

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	On January 26, 2012, our board of directors authorized us to purchase up to $500 million of shares of our common stock.

The closing price of our common stock on the NASDAQ Global Select Market on March 30, 2012 was $15.76.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2009-2012 Incentive Plan, Performance Stock Unit Term Sheet — 2012†
10.2	Form of SLM Corporation 2009-2012 Incentive Plan, Bonus Restricted Stock Unit Term Sheet — 2012†
10.3	Form of SLM Corporation 2009-2012 Incentive Plan, Stock Option Agreement, Net Settled Options - 2012†
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/s/ JONATHAN C. CLARK
Jonathan C. Clark Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 4, 2012