Form 10-Q
period 2012-06-30
SLM CORP
filed 2012-08-03
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2012
Common stock, $.20 par value	469,402,199 shares

SLM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
FFELP Loans (net of allowance for losses of $173 and $187, respectively)	$132,833	$138,130
Private Education Loans (net of allowance for losses of $2,186 and $2,171, respectively)	36,454	36,290
Investments
Available-for-sale	59	70
Other	1,044	1,052

Total investments	1,103	1,122
Cash and cash equivalents	3,020	2,794
Restricted cash and investments	6,717	5,873
Goodwill and acquired intangible assets, net	467	478
Other assets	8,485	8,658

Total assets	$189,079	$193,345

Liabilities
Short-term borrowings	$24,493	$29,573
Long-term borrowings	155,476	154,393
Other liabilities	4,172	4,128

Total liabilities	184,141	188,094

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $.20 per share, 1.125 billion shares authorized: 533 million and 529 million shares issued, respectively	107	106
Additional paid-in capital	4,196	4,136
Accumulated other comprehensive loss (net of tax benefit of $6 and $8, respectively)	(10)	(14)
Retained earnings	1,040	770

Total SLM Corporation stockholders’ equity before treasury stock	5,898	5,563
Less: Common stock held in treasury at cost: 63 million and 20 million shares, respectively	(967)	(320)

Total SLM Corporation stockholders’ equity	4,931	5,243
Noncontrolling interest	7	8

Total equity	4,938	5,251

Total liabilities and equity	$189,079	$193,345

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2012	December 31, 2011
FFELP Loans	$129,314	$135,536
Private Education Loans	25,895	24,962
Restricted cash and investments	6,580	5,609
Other assets	2,085	2,638
Short-term borrowings	15,903	21,313
Long-term borrowings	135,154	134,533

Net assets of consolidated variable interest entities	$12,817	$12,899

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
FFELP Loans	$777	$850	$1,619	$1,727
Private Education Loans	616	600	1,241	1,204
Other loans	4	5	9	11
Cash and investments	6	5	10	10

Total interest income	1,403	1,460	2,879	2,952
Total interest expense	657	592	1,323	1,186

Net interest income	746	868	1,556	1,766
Less: provisions for loan losses	243	291	496	594

Net interest income after provisions for loan losses	503	577	1,060	1,172

Other income (loss):
Gains (losses) on derivative and hedging activities, net	6	(510)	(366)	(752)
Servicing revenue	92	93	189	191
Contingency revenue	87	86	176	164
Gains on debt repurchases	20	—	58	38
Other	(2)	3	38	25

Total other income (loss)	203	(328)	95	(334)

Expenses:
Salaries and benefits	120	125	247	261
Other operating expenses	119	143	254	311

Total operating expenses	239	268	501	572
Goodwill and acquired intangible assets impairment and amortization expense	5	6	9	12
Restructuring expenses	3	2	8	5

Total expenses	247	276	518	589

Income (loss) from continuing operations, before income tax expense (benefit)	459	(27)	637	249
Income tax expense (benefit)	168	(10)	235	90

Net income (loss) from continuing operations	291	(17)	402	159
Income from discontinued operations, net of tax expense	—	11	—	10

Net income (loss)	291	(6)	402	169
Less: net loss attributable to noncontrolling interest	(1)	—	(1)	—

Net income (loss) attributable to SLM Corporation	292	(6)	403	169
Preferred stock dividends	5	4	10	8

Net income (loss) attributable to SLM Corporation common stock	$287	$(10)	$393	$161

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.59	$(.04)	$.80	$.29
Discontinued operations	—	.02	—	.02

Total	$.59	$(.02)	$.80	$.31

Average common shares outstanding	482	524	493	525

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.59	$(.04)	$.79	$.28
Discontinued operations	—	.02	—	.02

Total	$.59	$(.02)	$.79	$.30

Average common and common equivalent shares outstanding	488	524	499	531

Dividends per common share attributable to SLM Corporation	$.125	$.10	$.25	$.10

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$291	$(6)	$402	$169

Other comprehensive income (loss):
Unrealized gains/(losses) on derivatives:
Unrealized hedging losses on derivatives	(10)	(5)	(11)	(8)
Reclassification adjustments for derivative losses included in net income	8	13	17	30
Unrealized gains on investments	—	2	—	2
Income tax benefit (expense)	1	(4)	(2)	(9)

Other comprehensive income, net of tax	(1)	6	4	15

Comprehensive income	290	—	406	184
Less: comprehensive loss attributable to noncontrolling interest	(1)	—	(1)	—

Total comprehensive income attributable to SLM Corporation	$291	$—	$407	$184

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at March 31, 2011	7,300,000	527,493,764	—	527,493,764	$565	$106	$4,092	$(36)	$480	$—	$5,207	$—	$5,207
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	6	—	—	6	—	6

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—
Cash dividends:				—	—	—	—	—	—	—
Common stock ($.10 per share)	—	—	—	—	—	—	—	—	(52)	—	(52)	—	(52)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.26 per share)	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	1,129,399	—	1,129,399	—	—	12	—	—	—	12	—	12
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	—	—	12	—	—	—	12	—	12
Common stock repurchased	—	—	(9,593,603)	(9,593,603)	—	—	—	—	—	(156)	(156)	—	(156)
Shares repurchased related to employee stock-based compensation plans	—	—	(880,731)	(880,731)	—	—	—	—	—	(14)	(14)	—	(14)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	9	9

Balance at June 30, 2011	7,300,000	528,623,163	(10,474,334)	518,148,829	$565	$106	$4,114	$(30)	$418	$(170)	$5,003	$9	$5,012

Balance at March 31, 2012	7,300,000	532,246,806	(39,084,156)	493,162,650	$565	$106	$4,182	$(9)	$814	$(620)	$5,038	$8	$5,046
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	292	—	292	(1)	291
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	291	(1)	290
Cash dividends:
Common stock ($.125 per share)	—	—	—	—	—	—	—	—	(61)	—	(61)	—	(61)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.56 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	426,168	—	426,168	—	1	4	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	10	—	—	—	10	—	10
Common stock repurchased	—	—	(23,836,964)	(23,836,964)	—	—	—	—	—	(341)	(341)	—	(341)
Shares repurchased related to employee stock-based compensation plans	—	—	(349,655)	(349,655)	—	—	—	—	—	(6)	(6)	—	(6)

Balance at June 30, 2012	7,300,000	532,672,974	(63,270,775)	469,402,199	$565	$107	$4,196	$(10)	$1,040	$(967)	$4,931	$7	$4,938

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565	$119	$5,940	$(45)	$309	$(1,876)	$5,012	$—	$5,012
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	169	—	169	—	169
Other comprehensive income, net of tax	—	—	—	—	—	—	—	15	—	—	15	—	15

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	184	—	184
Cash dividends:
Common stock ($.10 per share)	—	—	—	—	—	—	—	—	(52)	—	(52)	—	(52)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Preferred stock, series B ($.57 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	3,434,058	—	3,434,058	—	1	34	—	—	—	35	—	35
Retirement of common stock in treasury	—	(70,074,369)	70,074,369	—	—	(14)	(1,890)	—	—	1,904	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(7)	—	—	—	(7)	—	(7)
Stock-based compensation expense	—	—	—	—	—	—	37	—	—	—	37	—	37
Common stock repurchased	—	—	(9,593,603)	(9,593,603)	—	—	—	—	—	(156)	(156)	—	(156)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,635,511)	(2,635,511)	—	—	—	—	—	(42)	(42)	—	(42)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	9	9

Balance at June 30, 2011	7,300,000	528,623,163	(10,474,334)	518,148,829	$565	$106	$4,114	$(30)	$418	$(170)	$5,003	$9	$5,012

Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	403	—	403	(1)	402
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4	—	—	4	—	4

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	407	(1)	406
Cash dividends:
Common stock ($.25 per share)	—	—	—	—	—	—	—	—	(123)	—	(123)	—	(123)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Preferred stock, series B ($1.13 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	—	3,597,652	—	3,597,652	—	1	31	—	—	—	32	—	32
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	—	—	—	32	—	—	—	32	—	32
Common stock repurchased	—	—	(40,540,146)	(40,540,146)	—	—	—	—	—	(609)	(609)	—	(609)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,406,632)	(2,406,632)	—	—	—	—	—	(38)	(38)	—	(38)

Balance at June 30, 2012	7,300,000	532,672,974	(63,270,775)	469,402,199	$565	$107	$4,196	$(10)	$1,040	$(967)	$4,931	$7	$4,938

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$402	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on debt repurchases	(58)	(38)
Goodwill and acquired intangible assets impairment and amortization expense	9	12
Stock-based compensation expense	32	37
Unrealized (gains) losses on derivative and hedging activities	(1)	396
Provisions for loan losses	496	594
Decrease in restricted cash — other	34	53
Decrease in accrued interest receivable	104	93
Increase in accrued interest payable	29	70
(Increase) decrease in other assets	(81)	206
Increase (decrease) in other liabilities	59	(225)

Total adjustments	623	1,198

Total net cash provided by operating activities	1,025	1,367

Investing activities
Student loans acquired and originated	(3,826)	(1,818)
Reduction of student loans:
Installment payments, claims and other	8,479	6,707
Proceeds from sales of student loans	284	381
Other investing activities, net	—	(172)
Purchases of available-for-sale securities	(22)	(110)
Proceeds from maturities of available-for-sale securities	44	133
Purchases of held-to-maturity and other securities	(148)	(131)
Proceeds from maturities of held-to-maturity and other securities	128	128
(Increase) decrease in restricted cash – variable interest entities	(881)	137

Cash provided by investing activities — continuing operations	4,058	5,255

Cash provided by investing activities — discontinued operations	—	51

Total net cash provided by investing activities	4,058	5,306

Financing activities
Borrowings collateralized by loans in trust — issued	6,894	3,038
Borrowings collateralized by loans in trust — repaid	(6,849)	(5,725)
Asset-backed commercial paper conduits, net	1,233	(445)
ED Conduit Program facility, net	(5,835)	(1,729)
Other short-term borrowings issued	23	—
Other short-term borrowings repaid	(64)	—
Other long-term borrowings issued	1,927	1,967
Other long-term borrowings repaid	(1,782)	(4,133)
Other financing activities, net	94	255
Retail and other deposits, net	244	117
Common stock repurchased	(609)	(156)
Common stock dividends paid	(123)	(52)
Preferred stock dividends paid	(10)	(8)

Net cash used in financing activities	(4,857)	(6,871)

Net increase (decrease) in cash and cash equivalents	226	(198)
Cash and cash equivalents at beginning of period	2,794	4,343

Cash and cash equivalents at end of period	$3,020	$4,145

Cash disbursements made (refunds received) for:
Interest	$1,276	$1,225

Income taxes paid	$310	$364

Income taxes received	$(5)	$(22)

Noncash activity:
Investing activity — Student loans and other assets acquired	$402	$—

Operating activity — Other assets acquired and other liabilities assumed, net	$23	$—

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$425	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2012 and for the three and six months ended

June 30, 2012 and 2011 is unaudited)

1.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2011 to be consistent with classifications adopted for 2012, and had no effect on net income, total assets, or total liabilities.

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

Fair Value Measurement and Disclosure Requirements

On January 1, 2012, we adopted ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a material impact on our fair value measurements in the three and six months ended June 30, 2012.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended June 30, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Beginning balance	$180	$2,190	$64	$2,434
Total provision	18	225	—	243
Charge-offs(1)	(23)	(235)	(5)	(263)
Student loan sales	(2)	—	—	(2)
Reclassification of interest reserve(2)	—	6	—	6

Ending balance	$173	$2,186	$59	$2,418

Allowance:
Ending balance: individually evaluated for impairment	$—	$921	$45	$966
Ending balance: collectively evaluated for impairment	$173	$1,265	$14	$1,452
Loans:
Ending balance: individually evaluated for impairment	$—	$6,569	$84	$6,653
Ending balance: collectively evaluated for impairment	$131,512	$32,905	$152	$164,569
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	3.09%	9.80%

Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.96%	9.80%
Allowance as a percentage of ending total loans	.13%	5.54%	24.85%
Allowance as a percentage of ending loans in repayment	.19%	7.11%	24.85%
Allowance coverage of charge-offs (annualized)	1.8	2.3	2.5
Ending total loans(3)	$131,512	$39,474	$236
Average loans in repayment	$92,436	$30,533	$241
Ending loans in repayment	$91,998	$30,731	$236

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended June 30, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Beginning balance	$190	$2,034	$74	$2,298
Total provision	23	265	3	291
Charge-offs(1)	(21)	(263)	(14)	(298)
Student loan sales	(3)	—	—	(3)
Reclassification of interest reserve(2)	—	7	—	7

Ending balance	$189	$2,043	$63	$2,295

Allowance:
Ending balance: individually evaluated for impairment	$—	$134	$52	$186
Ending balance: collectively evaluated for impairment	$189	$1,909	$11	$2,109
Loans:
Ending balance: individually evaluated for impairment	$—	$564	$102	$666
Ending balance: collectively evaluated for impairment	$141,048	$38,093	$194	$179,335

Charge-offs as a percentage of average loans in repayment (annualized)	.09%	3.71%	17.59%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	3.54%	17.59%
Allowance as a percentage of ending total loans	.13%	5.28%	21.46%
Allowance as a percentage of ending loans in repayment	.20%	7.07%	21.46%
Allowance coverage of charge-offs (annualized)	2.3	1.9	1.2
Ending total loans(3)	$141,048	$38,657	$296
Average loans in repayment	$94,318	$28,489	$312
Ending loans in repayment	$94,282	$28,871	$296

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Beginning balance	$187	$2,171	$69	$2,427
Total provision	36	460	—	496
Charge-offs(1)	(46)	(459)	(10)	(515)
Student loan sales	(4)	—	—	(4)
Reclassification of interest reserve(2)	—	14	—	14

Ending balance	$173	$2,186	$59	$2,418

Allowance:
Ending balance: individually evaluated for impairment	$—	$921	$45	$966
Ending balance: collectively evaluated for impairment	$173	$1,265	$14	$1,452
Loans:
Ending balance: individually evaluated for impairment	$—	$6,569	$84	$6,653
Ending balance: collectively evaluated for impairment	$131,512	$32,905	$152	$164,569

Charge-offs as a percentage of average loans in repayment (annualized)	.10%	3.03%	8.41%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.90%	8.41%
Allowance as a percentage of ending total loans	.13%	5.54%	24.85%
Allowance as a percentage of ending loans in repayment	.19%	7.11%	24.85%
Allowance coverage of charge-offs (annualized)	1.9	2.4	2.8
Ending total loans(3)	$131,512	$39,474	$236
Average loans in repayment	$92,793	$30,456	$248
Ending loans in repayment	$91,998	$30,731	$236

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Beginning balance	$189	$2,022	$72	$2,283
Total provision	46	540	8	594
Charge-offs(1)	(41)	(537)	(17)	(595)
Student loan sales	(5)	—	—	(5)
Reclassification of interest reserve(2)	—	18	—	18

Ending balance	$189	$2,043	$63	$2,295

Allowance:
Ending balance: individually evaluated for impairment	$—	$134	$52	$186
Ending balance: collectively evaluated for impairment	$189	$1,909	$11	$2,109
Loans:
Ending balance: individually evaluated for impairment	$—	$564	$102	$666
Ending balance: collectively evaluated for impairment	$141,048	$38,093	$194	$179,335

Charge-offs as a percentage of average loans in repayment (annualized)	.09%	3.82%	11.02%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	3.65%	11.02%
Allowance as a percentage of ending total loans	.13%	5.28%	21.46%
Allowance as a percentage of ending loans in repayment	.20%	7.07%	21.46%
Allowance coverage of charge-offs (annualized)	2.3	1.9	1.8
Ending total loans(3)	$141,048	$38,657	$296
Average loans in repayment	$94,908	$28,309	$322
Ending loans in repayment	$94,282	$28,871	$296

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

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

	Private Education Loans Credit Quality Indicators
	June 30, 2012		December 31, 2011
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators:
School Type/FICO Scores:
Traditional	$34,790	91%	$34,528	91%
Non-Traditional(1)	3,407	9	3,565	9

Total	$38,197	100%	$38,093	100%

Cosigners:
With cosigner	$24,035	63%	$23,507	62%
Without cosigner	14,162	37	14,586	38

Total	$38,197	100%	$38,093	100%

Seasoning(2):
1-12 payments	$8,749	23%	$9,246	24%
13-24 payments	6,656	17	6,837	18
25-36 payments	5,723	15	5,677	15
37-48 payments	3,924	10	3,778	10
More than 48 payments	7,047	19	6,033	16
Not yet in repayment	6,098	16	6,522	17

Total	$38,197	100%	$38,093	100%

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	June 30, 2012		December 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$21,157		$22,887
Loans in forbearance(2)	18,357		19,575
Loans in repayment and percentage of each status:
Loans current	76,258	82.9%	77,093	81.9%
Loans delinquent 31-60 days(3)	5,239	5.7	5,419	5.8
Loans delinquent 61-90 days(3)	2,816	3.1	3,438	3.7
Loans delinquent greater than 90 days(3)	7,685	8.3	8,231	8.6

Total FFELP Loans in repayment	91,998	100%	94,181	100%

Total FFELP Loans, gross	131,512		136,643
FFELP Loan unamortized premium	1,494		1,674

Total FFELP Loans	133,006		138,317
FFELP Loan allowance for losses	(173)		(187)

FFELP Loans, net	$132,833		$138,130

Percentage of FFELP Loans in repayment		70.0%		68.9%

Delinquencies as a percentage of FFELP Loans in repayment		17.1%		18.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.6%		17.2%

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	June 30, 2012		December 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,529		$5,866
Loans in forbearance(2)	1,186		1,195
Loans in repayment and percentage of each status:
Loans current	25,669	91.4%	25,110	91.4%
Loans delinquent 31-60 days(3)	862	3.1	868	3.2
Loans delinquent 61-90 days(3)	498	1.8	393	1.4
Loans delinquent greater than 90 days(3)	1,046	3.7	1,096	4.0

Total traditional loans in repayment	28,075	100%	27,467	100%

Total traditional loans, gross	34,790		34,528
Traditional loans unamortized discount	(760)		(792)

Total traditional loans	34,030		33,736
Traditional loans receivable for partially charged-off loans	739		705
Traditional loans allowance for losses	(1,589)		(1,542)

Traditional loans, net	$33,180		$32,899

Percentage of traditional loans in repayment		80.7%		80.0%

Delinquencies as a percentage of traditional loans in repayment		8.6%		8.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.1%		4.2%

Loans in repayment greater than 12 months as a percentage of loans in repayment		75.0%		73.4%

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	June 30, 2012		December 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$569		$656
Loans in forbearance(2)	182		191
Loans in repayment and percentage of each status:
Loans current	1,981	74.5%	2,012	74.0%
Loans delinquent 31-60 days(3)	196	7.4	208	7.7
Loans delinquent 61-90 days(3)	145	5.5	127	4.7
Loans delinquent greater than 90 days(3)	334	12.6	371	13.6

Total non-traditional loans in repayment	2,656	100%	2,718	100%

Total non-traditional loans, gross	3,407		3,565
Non-traditional loans unamortized discount	(74)		(81)

Total non-traditional loans	3,333		3,484
Non-traditional loans receivable for partially charged-off loans	538		536
Non-traditional loans allowance for losses	(597)		(629)

Non-traditional loans, net	$3,274		$3,391

Percentage of non-traditional loans in repayment		78.0%		76.2%

Delinquencies as a percentage of non-traditional loans in repayment		25.5%		26.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.4%		6.6%

Loans in repayment greater than 12 months as a percentage of loans in repayment		66.6%		63.0%

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Allowance for Loan Losses (Continued)

The following table summarizes the activity in the receivable for partially charged-off loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Receivable at beginning of period	$1,250	$1,090	$1,241	$1,040
Expected future recoveries of current period defaults(1)	82	94	151	191
Recoveries(2)	(44)	(37)	(94)	(77)
Charge-offs(3)	(11)	(7)	(21)	(14)

Receivable at end of period	$1,277	$1,140	$1,277	$1,140

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

Troubled Debt Restructurings

We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For borrowers experiencing financial difficulty, certain Private Education Loans for which we have granted a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as troubled debt restructurings. Forbearance provides borrowers the ability to defer payments for a period of time, but does not result in the forgiveness of any principal or interest. While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. The recorded investment of loans granted a forbearance that was classified as a troubled debt restructuring was $5.7 billion and $4.5 billion at June 30, 2012 and December 31, 2011, respectively. The recorded investment for troubled debt restructurings from loans granted interest rate reductions or extended repayment plans was $0.7 billion and $0.7 billion at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, all of our troubled debt restructuring loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our troubled debt restructuring loans.

	Troubled Debt Restructuring Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
June 30, 2012
Private Education Loans — Traditional	$5,198	$5,263	$669
Private Education Loans — Non-Traditional	1,215	1,222	252

Total	$6,413	$6,485	$921

December 31, 2011
Private Education Loans — Traditional	$4,201	$4,259	$546
Private Education Loans — Non-Traditional	1,048	1,054	216

Total	$5,249	$5,313	$762

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Allowance for Loan Losses (Continued)

The following table provides the average recorded investment and interest income recognized for our troubled debt restructuring loans.

	Three Months Ended June 30,
	2012		2011
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$5,036	$81	$313	$4
Private Education Loans — Non-Traditional	1,206	26	192	3

Total	$6,242	$107	$505	$7

	Six Months Ended June 30,
	2012		2011
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$4,772	$154	$295	$7
Private Education Loans — Non-Traditional	1,158	51	185	6

Total	$5,930	$205	$480	$13

The following table provides the amount of modified loans that resulted in a troubled debt restructuring, as well as charge-offs occurring in the troubled debt restructuring portfolio. The majority of our loans that are considered troubled debt restructurings involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Three Months Ended June 30,
	2012		2011
(Dollars in millions)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)
Private Education Loans — Traditional	$554	$82	$69	$7
Private Education Loans — Non-Traditional	104	33	29	6

Total	$658	$115	$98	$13

	Six Months Ended June 30,
	2012		2011
(Dollars in millions)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)
Private Education Loans — Traditional	$1,210	$148	$99	$13
Private Education Loans — Non-Traditional	245	62	45	14

Total	$1,455	$210	$144	$27

(1)	Represents period ending balance of loans that have been modified during the period.

(2)	Represents loans that charge off during the period that are classified as troubled debt restructurings.

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2012
Private Education Loans — Traditional	$846	$36	$46
Private Education Loans — Non-Traditional	127	16	25

Total	$973	$52	$71

December 31, 2011
Private Education Loans — Traditional	$870	$36	$44
Private Education Loans — Non-Traditional	148	18	28

Total	$1,018	$54	$72

3.    Borrowings

The following table summarizes our borrowings.

	June 30, 2012			December 31, 2011
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,359	$16,131	$18,490	$1,801	$15,199	$17,000
Brokered deposits	765	1,550	2,315	1,733	1,956	3,689
Retail and other deposits	2,367	—	2,367	2,123	—	2,123
Other(1)	1,422	—	1,422	1,329	—	1,329

Total unsecured borrowings	6,913	17,681	24,594	6,986	17,155	24,141

Secured borrowings:
FFELP Loan securitizations	—	107,545	107,545	—	107,905	107,905
Private Education Loan securitizations	—	19,803	19,803	—	19,297	19,297
ED Conduit Program Facility	15,903	—	15,903	21,313	—	21,313
FFELP ABCP Facility	—	5,435	5,435	—	4,445	4,445
Private Education Loan ABCP Facility	—	1,764	1,764	—	1,992	1,992
Acquisition financing(2)	—	813	813	—	916	916
FHLB-DM Facility	1,680	—	1,680	1,210	—	1,210

Total secured borrowings	17,583	135,360	152,943	22,523	134,555	157,078

Total before hedge accounting adjustments	24,496	153,041	177,537	29,509	151,710	181,219
Hedge accounting adjustments	(3)	2,435	2,432	64	2,683	2,747

Total	$24,493	$155,476	$179,969	$29,573	$154,393	$183,966

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Borrowings (Continued)

Secured Borrowings

We currently consolidate all of our financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs:

	June 30, 2012
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$15,903	$—	$15,903	$15,700	$835	$308	$16,843
FFELP ABCP Facility	—	5,435	5,435	5,737	130	104	5,971
Private Education Loan ABCP Facility	—	1,764	1,764	2,356	394	60	2,810
Securitizations — FFELP Loans	—	107,545	107,545	107,876	4,645	517	113,038
Securitizations — Private Education Loans	—	19,803	19,803	23,540	576	470	24,586

Total before hedge accounting adjustments	15,903	134,547	150,450	155,209	6,580	1,459	163,248
Hedge accounting adjustments	—	607	607	—	—	626	626

Total	$15,903	$135,154	$151,057	$155,209	$6,580	$2,085	$163,874

	December 31, 2011
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$21,313	$—	$21,313	$21,445	$621	$442	$22,508
FFELP ABCP Facility	—	4,445	4,445	4,834	86	54	4,974
Private Education Loan ABCP Facility	—	1,992	1,992	2,595	401	76	3,072
Securitizations — FFELP Loans	—	107,905	107,905	109,257	3,783	529	113,569
Securitizations — Private Education Loans	—	19,297	19,297	22,367	718	582	23,667

Total before hedge accounting adjustments	21,313	133,639	154,952	160,498	5,609	1,683	167,790
Hedge accounting adjustments	—	894	894	—	—	955	955

Total	$21,313	$134,533	$155,846	$160,498	$5,609	$2,638	$168,745

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Borrowings (Continued)

Securitizations

The following table summarizes the securitization transactions that occurred during the year ended December 31, 2011 and the six months ended June 30, 2012.

(Dollars in millions)			AAA-rated bonds
Issue	Date Issued	Total Issued	Weighted Average Interest Rate	Weighted Average Life
FFELP:
2011-1	March 2011	$812	1 month LIBOR plus 0.89%	5.5 years
2011-2	May 2011	821	1 month LIBOR plus 0.94%	5.5 years
2011-3	November 2011	812	1 month LIBOR plus 1.28%	7.8 years

Total bonds issued in 2011		$2,445

Total loan amount securitized in 2011		$2,344

2012-1	January 2012	$765	1 month LIBOR plus 0.96%	4.6 years
2012-2	March 2012	824	1 month LIBOR plus 0.75%	4.7 years
2012-3	May 2012	1,252	1 month LIBOR plus 0.70%	4.6 years
2012-4	June 2012	1,491	1 month LIBOR plus 1.13%	8.2 years

Total bonds issued in six months ended June 30, 2012		$4,332

Total loan amount securitized in six months ended June 30, 2012		$4,328

Private Education:
2011-A	April 2011	$562	1 month LIBOR plus 1.99%	3.8 years
2011-B	June 2011	825	1 month LIBOR plus 1.89%	4.0 years
2011-C	November 2011	721	1 month LIBOR plus 2.99%	3.4 years

Total bonds issued in 2011		$2,108

Total loan amount securitized in 2011		$2,674

2012-A	February 2012	$547	1 month LIBOR plus 2.17%	3.0 years
2012-B	April 2012	891	1 month LIBOR plus 2.25%	2.9 years
2012-C	May 2012	1,135	1 month LIBOR plus 1.90%	2.6 years

Total bonds issued in six months ended June 30, 2012		$2,573

Total loan amount securitized in six months ended June 30, 2012		$3,460

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Borrowings (Continued)

January 9, 2015. The usage fee for the facility remains unchanged at 0.50 percent over the applicable funding rate. The amended facility features two contractual step-down reductions on the amount available for borrowing. The first reduction is on January 11, 2013, to $6.5 billion. The second reduction is on January 10, 2014, to $5.5 billion.

Senior Unsecured Debt

On January 27, 2012, we issued an aggregate of $1.5 billion bonds, composed of five-year and 10-year unsecured bonds. The 6.00 percent fixed rate five-year bond was issued for $750 million to yield 6.25 percent. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 5.2 percent. The 7.25 percent fixed rate 10-year bond was issued for $750 million to yield 7.50 percent. The rate on the bond was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 5.4 percent. The proceeds of these bonds were designated for general corporate purposes.

On June 18, 2012, we issued $350 million in unsecured debt scheduled to mature in January 2017. The 6.00 percent fixed rate bond was issued to yield 6.375 percent. The rate was swapped from a fixed rate to a floating rate equal to an all-in cost of one-month LIBOR plus 5.6 percent. The proceeds of this bond were designated for general corporate purposes.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2012 and December 31, 2011, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2012 and 2011.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$1,516	$1,471	$181	$262	$1,697	$1,733
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	792	1,229	106	130	898	1,359
Other(2)	Interest rate	—	—	—	—	5	1	5	1

Total derivative assets(3)		—	—	2,308	2,700	292	393	2,600	3,093
Derivative Liabilities:
Interest rate swaps	Interest rate	(22)	(26)	—	—	(211)	(244)	(233)	(270)
Floor Income Contracts	Interest rate	—	—	—	—	(2,369)	(2,544)	(2,369)	(2,544)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(268)	(243)	—	—	(268)	(243)

Total derivative liabilities(3)		(22)	(26)	(268)	(243)	(2,580)	(2,788)	(2,870)	(3,057)

Net total derivatives		$(22)	$(26)	$2,040	$2,457	$(2,288)	$(2,395)	$(270)	$36

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Gross position	$2,600	$3,093	$(2,870)	$(3,057)
Impact of master netting agreements	(755)	(891)	755	891

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,845	2,202	(2,115)	(2,166)
Cash collateral (held) pledged	(1,421)	(1,326)	1,009	1,018

Net position	$424	$876	$(1,106)	$(1,148)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at June 30, 2012 and December 31, 2011 by $135 million and $190 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2012 and December 31, 2011 by $114 million and $111 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011	June 30, 2012	Dec. 31, 2011
Notional Values:
Interest rate swaps	$1.1	$1.1	$14.6	$14.0	$68.8	$73.6	$84.5	$88.7
Floor Income Contracts	—	—	—	—	51.6	57.8	51.6	57.8
Cross-currency interest rate swaps	—	—	15.2	15.5	.3	.3	15.5	15.8
Other(1)	—	—	—	—	1.3	1.4	1.3	1.4

Total derivatives	$1.1	$1.1	$29.8	$29.5	$122.0	$133.1	$152.9	$163.7

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Fair Value Hedges:
Interest rate swaps	$193	$203	$115	$121	$(220)	$(230)	$88	$94
Cross-currency interest rate swaps	(654)	173	41	83	816	(299)	203	(43)

Total fair value derivatives	(461)	376	156	204	596	(529)	291	51
Cash Flow Hedges:
Interest rate swaps	—	—	(8)	(9)	—	—	(8)	(9)

Total cash flow derivatives	—	—	(8)	(9)	—	—	(8)	(9)
Trading:
Interest rate swaps	(10)	54	32	17	—	—	22	71
Floor Income Contracts	50	(277)	(222)	(202)	—	—	(172)	(479)
Cross-currency interest rate swaps	10	16	2	2	—	—	12	18
Other	9	20	—	13	—	—	9	33

Total trading derivatives	59	(187)	(188)	(170)	—	—	(129)	(357)

Total	(402)	189	(40)	25	596	(529)	154	(315)
Less: realized gains (losses) recorded in interest expense	—	—	148	195	—	—	148	195

Gains (losses) on derivative and hedging activities, net	$(402)	$189	$(188)	$(170)	$596	$(529)	$6	$(510)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Derivative Financial Instruments (Continued)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Fair Value Hedges:
Interest rate swaps	$45	$5	$228	$249	$(65)	$(25)	$208	$229
Cross-currency interest rate swaps	(462)	874	102	159	364	(1,177)	4	(144)

Total fair value derivatives	(417)	879	330	408	299	(1,202)	212	85
Cash Flow Hedges:
Interest rate swaps	—	(2)	(15)	(23)	—	—	(15)	(25)

Total cash flow derivatives	—	(2)	(15)	(23)	—	—	(15)	(25)
Trading:
Interest rate swaps	(49)	32	67	57	—	—	18	89
Floor Income Contracts	186	(126)	(437)	(428)	—	—	(251)	(554)
Cross-currency interest rate swaps	(23)	(1)	3	4	—	—	(20)	3
Other	5	23	—	12	—	—	5	35

Total trading derivatives	119	(72)	(367)	(355)	—	—	(248)	(427)

Total	(298)	805	(52)	30	299	(1,202)	(51)	(367)
Less: realized gains (losses) recorded in interest expense	—	—	315	385	—	—	315	385

Gains (losses) on derivative and hedging activities, net	$(298)	$805	$(367)	$(355)	$299	$(1,202)	$(366)	$(752)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Total gains (losses) on cash flow hedges	$(6)	$(3)	$(7)	$(4)
Realized (gains) losses reclassified to interest expense(1)(2)(3)	5	8	11	18
Hedge ineffectiveness reclassified to earnings(1)(4)	—	1	—	1

Total change in stockholders’ equity for unrealized gains (losses) on derivatives	$(1)	$6	$4	$15

(1)	Amounts included in “Realized gains (losses) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)

We expect to reclassify $16 thousand of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of cash flow hedges that were hedging debt instruments that are outstanding as of the reporting date.

(4)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Derivative Financial Instruments (Continued)

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	June 30, 2012	December 31, 2011
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,421	$1,326
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	574	841

Total collateral held	$1,995	$2,167

Derivative asset at fair value, including accrued interest	$2,232	$2,607

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$1,009	$1,018

Total collateral pledged	$1,009	$1,018

Derivative liability at fair value including accrued interest and premium receivable	$1,227	$1,223

(1)	At June 30, 2012 and December 31, 2011, $0 and $26 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating as required, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $1.0 billion with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $260 million and have posted $261 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would not be required to deliver additional assets to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Other Assets

The following table provides detail on our other assets.

	June 30, 2012		December 31, 2011
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable	$2,404	28%	$2,484	29%
Derivatives at fair value	1,845	22	2,202	25
Income tax asset, net current and deferred	1,494	18	1,427	17
Accounts receivable	1,238	15	1,392	16
Benefit and insurance-related investments	470	6	466	5
Fixed assets, net	210	2	214	3
Other loans, net	176	1	193	2
Other	648	8	280	3

Total	$8,485	100%	$8,658	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At June 30, 2012 and December 31, 2011, these balances included $2.0 billion and $2.5 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of June 30, 2012 and December 31, 2011, the cumulative mark-to-market adjustment to the hedged debt was $(2.4) billion and $(2.7) billion, respectively.

6.    Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common shares repurchased(1)	23,836,964	9,593,603	40,540,146	9,593,603
Average purchase price per share(2)	$14.34	$16.27	$15.04	$16.27

Shares repurchased related to employee stock-based compensation plans(3)	349,655	880,731	2,406,632	2,635,511
Average purchase price per share	$14.83	$16.34	$15.26	$15.86

Common shares issued(4)	426,168	1,129,399	3,597,652	3,434,058

(1)	Common shares purchased under our share repurchase program, of which $291 million remained available as of June 30, 2012.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 29, 2012 was $15.71.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Stockholders’ Equity (Continued)

Dividend and Share Repurchase Program

We increased our regular quarterly common stock dividends to $0.125 per share in the first and second quarters of 2012, up from $0.10 per share for the last three quarters of 2011. During the second quarter of 2012, we authorized an additional $400 million to be utilized in our ongoing share repurchase program; we previously authorized $500 million in January 2012. During the first half of 2012, we repurchased 40.5 million shares of common stock at an aggregate price of $609 million. At June 30, 2012, we had $291 million of remaining share repurchase authorization.

7.    Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to SLM Corporation	$292	$(6)	$403	$169
Preferred stock dividends	5	4	10	8

Net income (loss) attributable to SLM Corporation common stock	$287	$(10)	$393	$161

Denominator:
Weighted average shares used to compute basic EPS	482	524	493	525
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	6	—	6	6

Dilutive potential common shares(2)	6	—	6	6

Weighted average shares used to compute diluted EPS	488	524	499	531

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.59	$(.04)	$.80	$.29
Discontinued operations	—	.02	—	.02

Total	$.59	$(.02)	$.80	$.31

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.59	$(.04)	$.79	$.28
Discontinued operations	—	.02	—	.02

Total	$.59	$(.02)	$.79	$.30

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the three months ended June 30, 2012 and 2011, stock options covering approximately 14 million and 33 million shares, respectively, and restricted stock/restricted stock units of 4 million and 2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2012 and 2011, stock options covering approximately 12 million and 13 million shares, respectively, and restricted stock/restricted stock units of 3 million and 0 shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. During the three and six months ended June 30, 2012, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments. Please refer to “Note 13 — Fair Value Measurements” in our 2011 Form 10-K for a full discussion.

The following tables summarize the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis as of June 30, 2012				Fair Value Measurements on a Recurring Basis as of December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage backed securities	$—	$48	$—	$48	$—	$59	$—	$59
Guaranteed investment contracts	—	10	—	10	—	20	—	20
Other	—	11	—	11	—	11	—	11

Total available-for-sale investments	—	69	—	69	—	90	—	90
Derivative instruments:(1)
Interest rate swaps	—	1,591	106	1,697	—	1,550	183	1,733
Cross-currency interest rate swaps	—	53	845	898	—	139	1,220	1,359
Other	—	—	5	5	—	—	1	1

Total derivative assets(3)	—	1,644	956	2,600	—	1,689	1,404	3,093

Total	$—	$1,713	$956	$2,669	$—	$1,779	$1,404	$3,183

Liabilities(2)
Derivative instruments:(1)
Interest rate swaps	$—	$(44)	$(189)	$(233)	$—	$(47)	$(223)	$(270)
Floor Income Contracts	—	(2,369)	—	(2,369)	—	(2,544)	—	(2,544)
Cross-currency interest rate swaps	—	(43)	(225)	(268)	—	(44)	(199)	(243)
Other	—	—	—	—	—	—	—	—

Total derivative liabilities(3)	—	(2,456)	(414)	(2,870)	—	(2,635)	(422)	(3,057)

Total	$—	$(2,456)	$(414)	$(2,870)	$—	$(2,635)	$(422)	$(3,057)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	See “Note 4 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended June 30,
	2012				2011
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(56)	$1,145	$(4)	$1,085	$(85)	$2,011	$26	$1,952
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(18)	(494)	9	(503)	6	321	33	360
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(9)	(31)	—	(40)	(1)	(59)	(56)	(116)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(83)	$620	$5	$542	$(80)	$2,273	$3	$2,196

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(26)	$(525)	$9	$(542)	$5	$262	$14	$281

	Six Months Ended June 30,
	2012				2011
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(40)	$1,021	$1	$982	$(90)	$1,427	$26	$1,363
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(23)	(323)	4	(342)	34	954	35	1,023
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(20)	(78)	—	(98)	(24)	(108)	(58)	(190)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(83)	$620	$5	$542	$(80)	$2,273	$3	$2,196

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(41)	$(402)	$5	$(438)	$10	$844	$13	$867

(1)	“Included in earnings” is composed of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Gains (losses) on derivative and hedging activities, net	$(533)	$303	$(417)	$916
Interest expense	30	57	75	107

Total	$(503)	$360	$(342)	$1,023

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2012	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$92	Discounted cash flow	Bid/ask adjustment to discount rate	0.02% — 0.11% (0.03%)

Prime/LIBOR basis swaps	(175)	Discounted cash flow	Constant prepayment rate	4.4%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)
Cross-currency interest rate swaps	620	Discounted cash flow	Constant prepayment rate	2.6%
Other	5

Total	$542

The significant inputs that are unobservable or from inactive markets related to our level 3 derivatives detailed in the table above would be expected to have the following impacts to the valuations:

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Fair Value Measurements (Continued)

The following table summarizes the fair values of our consolidated financial assets and liabilities, including derivative financial instruments.

	June 30, 2012			December 31, 2011
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP loans	$131,147	$132,833	$(1,686)	$134,196	$138,130	$(3,934)
Private Education Loans	34,792	36,454	(1,662)	33,968	36,290	(2,322)
Cash and investments(1)	10,840	10,840	—	9,789	9,789	—

Total earning assets	176,779	180,127	(3,348)	177,953	184,209	(6,256)

Interest-bearing liabilities
Short-term borrowings	24,490	24,493	3	29,547	29,573	26
Long-term borrowings	145,405	155,476	10,071	141,605	154,393	12,788

Total interest-bearing liabilities	169,895	179,969	10,074	171,152	183,966	12,814

Derivative financial instruments
Floor Income/Cap contracts	(2,369)	(2,369)	—	(2,544)	(2,544)	—
Interest rate swaps	1,464	1,464	—	1,463	1,463	—
Cross-currency interest rate swaps	630	630	—	1,116	1,116	—
Other	5	5	—	1	1	—

Excess of net asset fair value over carrying value			$6,726			$6,558

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily U.S. agency securities whose cost basis is $64 million and $85 million at June 30, 2012 and December 31, 2011, respectively, versus a fair value of $69 million and $90 million at June 30, 2011 and December 31, 2011, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Fair Value Measurements (Continued)

Private Education Loans

Fair values for Private Education Loans were determined by modeling loan cash flows using stated terms of the loans and internally-developed assumptions. The significant assumptions used to determine fair value are prepayment speeds, default rates, recovery rates, cost of funds and capital levels. A number of significant inputs to the models are internally derived and not observable to market participants nor can the resulting fair values be validated against market transactions. As such, these are level 3 valuations.

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

9.    Commitments and Contingencies

In Re SLM Corporation Securities Litigation. On January 31, 2008, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York alleging the Company and certain officers violated federal securities laws by, among other things, issuing a series of materially false and misleading statements with respect to our financial results for year-end 2006 and the first quarter of 2007. This case and other actions arising out of the same circumstances and alleged acts were consolidated. Earlier this year, the court certified a class, appointed class counsel and appointed a class representative. On March 23, 2012, the parties agreed to a preliminary settlement pursuant to which we would pay $35 million to be funded by our insurers, which settlement is subject to final Court approval. The settlement is also subject to certain termination rights of the parties and the satisfaction of certain conditions precedent. We can provide no assurance that we will finalize the settlement. We continue to vigorously deny all claims asserted against us.

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

9.    Commitments and Contingencies (Continued)

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

10.    Segment Reporting

Consumer Lending Segment

We originate, acquire, finance and service Private Education Loans. The portfolio totaled $36.5 billion at June 30, 2012. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education.

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2012	December 31, 2011
Private Education Loans, net	$36,454	$36,290
Cash and investments(1)	1,782	3,113
Other	3,403	3,595

Total assets	$41,639	$42,998

(1)	Includes restricted cash and investments.

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

At June 30, 2012 and December 31, 2011, the Business Services segment had total assets of $885 million and $912 million, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Segment Reporting (Continued)

FFELP Loans Segment

Our FFELP Loans segment consists of our $132.8 billion FFELP Loan portfolio as of June 30, 2012 and the underlying debt and capital funding the loans. We no longer originate FFELP Loans; however, we are actively seeking to acquire FFELP Loan portfolios.

The following table includes asset information for our FFELP Loans segment.

(Dollars in millions)	June 30, 2012	December 31, 2011
FFELP Loans, net	$132,833	$138,130
Cash and investments(1)	7,191	6,067
Other	4,236	4,415

Total assets	$144,260	$148,612

(1)	Includes restricted cash and investments.

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

At June 30, 2012 and December 31, 2011, the Other segment had total assets of $2.3 billion and $823 million, respectively.

Measure of Profitability

The tables below include the condensed operating results for each of our reportable segments. Management, including the chief operating decision makers, evaluates the Company on certain performance measures that we refer to as “Core Earnings” performance measures for each operating segment. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items adjusted for in our “Core Earnings” presentations are (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The tables presented below reflect “Core Earnings” operating measures reviewed and utilized by management to manage the business. Reconciliation of the “Core Earnings” segment totals to our consolidated operating results in accordance with GAAP is also included in the tables below.

Our “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike financial accounting, there is no comprehensive,

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Segment Reporting (Continued)

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2012
							Adjustments
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)	Total GAAP
Interest income:
Student loans	$616	$—	$652	$—	$—	$1,268	$223	$(98)	$125	$1,393
Other loans	—	—	—	4	—	4	—	—	—	4
Cash and investments	2	2	3	1	(2)	6	—	—	—	6

Total interest income	618	2	655	5	(2)	1,278	223	(98)	125	1,403
Total interest expense	206	—	409	10	(2)	623	34	—	34	657

Net interest income	412	2	246	(5)	—	655	189	(98)	91	746
Less: provisions for loan losses	225	—	18	—	—	243	—	—	—	243

Net interest income after provisions for loan losses	187	2	228	(5)	—	412	189	(98)	91	503
Servicing revenue	12	230	22	—	(172)	92	—	—	—	92
Contingency revenue	—	87	—	—	—	87	—	—	—	87
Gains on debt repurchases	—	—	—	20	—	20	—	—	—	20
Other income (loss)	—	8	—	5	—	13	(189)	180 (4)	(9)	4

Total other income (loss)	12	325	22	25	(172)	212	(189)	180	(9)	203
Expenses:
Direct operating expenses	64	109	181	3	(172)	185	—	—	—	185
Overhead expenses	—	—	—	54	—	54	—	—	—	54

Operating expenses	64	109	181	57	(172)	239	—	—	—	239
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	5	5	5
Restructuring expenses	1	2	—	—	—	3	—	—	—	3

Total expenses	65	111	181	57	(172)	242	—	5	5	247

Income (loss) from continuing operations, before income tax expense (benefit)	134	216	69	(37)	—	382	—	77	77	459
Income tax expense (benefit)(3)	49	79	25	(13)	—	140	—	28	28	168

Net income (loss) from continuing operations	85	137	44	(24)	—	242	—	49	49	291
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—	—	—

Net income (loss)	85	137	44	(24)	—	242	—	49	49	291
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss) attributable to SLM Corporation	$85	$138	$44	$(24)	$—	$243	$—	$49	$49	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$91	$—	$91
Total other loss	(9)	—	(9)
Goodwill and acquired intangible assets impairment and amortization	—	5	5

Total “Core Earnings” adjustments to GAAP	$82	$(5)	77

Income tax benefit			28

Net loss			$49

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents the $194 million of “unrealized gains on derivative and hedging activities, net” as well as the $(14) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Segment Reporting (Continued)

	Three Months Ended June 30, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$600	$—	$721	$—	$—	$1,321	$202	$(73)		$129	$1,450
Other loans	—	—	—	5	—	5	—	—		—	5
Cash and investments	2	2	1	2	(2)	5	—	—		—	5

Total interest income	602	2	722	7	(2)	1,331	202	(73)		129	1,460
Total interest expense	201	—	357	14	(2)	570	17	5	(4)	22	592

Net interest income (loss)	401	2	365	(7)	—	761	185	(78)		107	868
Less: provisions for loan losses	265	—	23	3	—	291	—	—		—	291

Net interest income (loss) after provisions for loan losses	136	2	342	(10)	—	470	185	(78)		107	577
Servicing revenue	15	244	21	—	(187)	93	—	—		—	93
Contingency revenue	—	86	—	—	—	86	—	—		—	86
Gains on debt repurchases	—	—	—	—	—	—	—	—		—	—
Other income (loss)	—	11	—	3	—	14	(185)	(336	)(5)	(521)	(507)

Total other income (loss)	15	341	21	3	(187)	193	(185)	(336)		(521)	(328)
Expenses:
Direct operating expenses	73	121	192	—	(187)	199	—	—		—	199
Overhead expenses	—	—	—	69	—	69	—	—		—	69

Operating expenses	73	121	192	69	(187)	268	—	—		—	268
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	6		6	6
Restructuring expenses	1	—	—	1	—	2	—	—		—	2

Total expenses	74	121	192	70	(187)	270	—	6		6	276

Income (loss) from continuing operations, before income tax expense (benefit)	77	222	171	(77)	—	393	—	(420)		(420)	(27)
Income tax expense (benefit)(3)	28	82	63	(29)	—	144	—	(154)		(154)	(10)

Net income (loss) from continuing operations	49	140	108	(48)	—	249	—	(266)		(266)	(17)
Income from discontinued operations, net of taxes	—	—	—	11	—	11	—	—		—	11

Net income (loss)	$49	$140	$108	$(37)	$—	$260	$—	$(266)		$(266)	$(6)

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$107	$—	$107
Total other income (loss)	(521)	—	(521)
Goodwill and acquired intangible assets impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(414)	$(6)	(420)

Income tax benefit			(154)

Net loss			$(266)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $16 million “other derivative accounting adjustments.”

(5)	Represents the $325 million of “unrealized losses on derivative and hedging activities, net” as well as the remaining portion of the $16 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Segment Reporting (Continued)

	Six Months Ended June 30, 2012
							Adjustments
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)	Total GAAP
Interest income:
Student loans	$1,241	$—	$1,378	$—	$—	$2,619	$437	$(196)	$241	$2,860
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	4	5	5	1	(5)	10	—	—	—	10

Total interest income	1,245	5	1,383	10	(5)	2,638	437	(196)	241	2,879
Total interest expense	408	—	832	16	(5)	1,251	70	2 (4)	72	1,323

Net interest income	837	5	551	(6)	—	1,387	367	(198)	169	1,556
Less: provisions for loan losses	460	—	36	—	—	496	—	—	—	496

Net interest income after provisions for loan losses	377	5	515	(6)	—	891	367	(198)	169	1,060
Servicing revenue	23	466	48	—	(348)	189	—	—	—	189
Contingency revenue	—	176	—	—	—	176	—	—	—	176
Gains on debt repurchases	—	—	—	58	—	58	—	—	—	58
Other income (loss)	—	18	—	6	—	24	(367)	15 (5)	(352)	(328)

Total other income (loss)	23	660	48	64	(348)	447	(367)	15	(352)	95
Expenses:
Direct operating expenses	132	229	366	4	(348)	383	—	—	—	383
Overhead expenses	—	—	—	118	—	118	—	—	—	118

Operating expenses	132	229	366	122	(348)	501	—	—	—	501
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring expenses	2	3	—	3	—	8	—	—	—	8

Total expenses	134	232	366	125	(348)	509	—	9	9	518

Income (loss) from continuing operations, before income tax expense (benefit)	266	433	197	(67)	—	829	—	(192)	(192)	637
Income tax expense (benefit)(3)	97	159	73	(26)	—	303	—	(68)	(68)	235

Net income (loss) from continuing operations	169	274	124	(41)	—	526	—	(124)	(124)	402
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—	—	—

Net income (loss)	169	274	124	(41)	—	526	—	(124)	(124)	402
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss) attributable to SLM Corporation	$169	$275	$124	$(41)	$—	$527	$—	$(124)	$(124)	$403

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$169	$—	$169
Total other loss	(352)	—	(352)
Goodwill and acquired intangible assets impairment and amortization	—	9	9

Total “Core Earnings” adjustments to GAAP	$(183)	$(9)	(192)

Income tax benefit			(68)

Net loss			$(124)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $12 million “other derivative accounting adjustments.”

(5)	Represents the $1 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $12 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Segment Reporting (Continued)

	Six Months Ended June 30, 2011
							Adjustments
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)	Total GAAP
Interest income:
Student loans	$1,204	$—	$1,457	$—	$—	$2,661	$428	$(158)		$270	$2,931
Other loans	—	—	—	11	—	11	—	—		—	11
Cash and investments	5	5	2	3	(5)	10	—	—		—	10

Total interest income (loss)	1,209	5	1,459	14	(5)	2,682	428	(158)		270	2,952
Total interest expense	399	—	726	29	(5)	1,149	33	4	(4)	37	1,186

Net interest income (loss)	810	5	733	(15)	—	1,533	395	(162)		233	1,766
Less: provisions for loan losses	540	—	46	8	—	594	—	—		—	594

Net interest income (loss) after provisions for loan losses	270	5	687	(23)	—	939	395	(162)		233	1,172
Servicing revenue	32	489	46	—	(376)	191	—	—		—	191
Contingency revenue	—	164	—	—	—	164	—	—		—	164
Gains on debt repurchases	—	—	—	64	—	64	(26)	—		(26)	38
Other income	—	21	—	6	—	27	(369)	(385	)(5)	(754)	(727)

Total other income (loss)	32	674	46	70	(376)	446	(395)	(385)		(780)	(334)
Expenses:
Direct operating expenses	155	249	387	9	(376)	424	—	—		—	424
Overhead expenses	—	—	—	148	—	148	—	—		—	148

Operating expenses	155	249	387	157	(376)	572	—	—		—	572
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	12		12	12
Restructuring expenses	2	1	1	1	—	5	—	—		—	5

Total expenses	157	250	388	158	(376)	577	—	12		12	589

Income (loss) from continuing operations, before income tax expense (benefit)	145	429	345	(111)	—	808	—	(559)		(559)	249
Income tax expense (benefit)(3)	54	158	127	(41)	—	298	—	(208)		(208)	90

Net income (loss) from continuing operations	91	271	218	(70)	—	510	—	(351)		(351)	159
Income from discontinued operations, net of taxes	—	—	—	10	—	10	—	—		—	10

Net income (loss)	$91	$271	$218	$(60)	$—	$520	$—	$(351)		$(351)	$169

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$233	$—	$233
Total other income (loss)	(780)	—	(780)
Goodwill and acquired intangible assets impairment and amortization	—	12	12

Total “Core Earnings” adjustments to GAAP	$(547)	$(12)	(559)

Income tax benefit			(208)

Net loss			$(351)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $8 million “other derivative accounting adjustments.”

(5)	Represents the $381 million of “unrealized losses on derivative and hedging activities, net” as well as the remaining portion of the $8 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Segment Reporting (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$82	$(414)	$(183)	$(547)
Net impact of acquired intangibles assets(2)	(5)	(6)	(9)	(12)
Net tax effect(3)	(28)	154	68	208

Total “Core Earnings” adjustments to GAAP	$49	$(266)	$(124)	$(351)

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

(2)	Goodwill and acquired intangible assets: We exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.

(3)	Net tax effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q.

This report contains “forward-looking statements” and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about the Company’s beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), in this Quarterly Report on Form 10-Q and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings or the credit ratings of the United States of America; failures of its operating systems or infrastructure, including those of third-party vendors; damage to its reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on its business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of its customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of its earning assets vs. its funding arrangements; changes in general economic conditions; and changes in the demand for debt management services. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in its expectations.

Definitions for certain capitalized terms used in this document can be found in the 2011 Form 10-K.

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2011 to be consistent with classifications adopted for 2012, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
GAAP Basis
Net income (loss) attributable to SLM Corporation	$292	$(6)	$403	$169
Diluted earnings (loss) per common share attributable to SLM Corporation	$.59	$(.02)	$.79	$.30
Weighted average shares used to compute diluted earnings (loss) per share	488	524	499	531
Return on assets	.64%	(.01)%	.44%	.18%
“Core Earnings” Basis(1)
“Core Earnings” attributable to SLM Corporation	$243	$260	$527	$520
“Core Earnings” diluted earnings per common share attributable to SLM Corporation	$.49	$.48	$1.03	$.96
Weighted average shares used to compute diluted earnings per share	488	530	499	531
“Core Earnings” return on assets	.53%	.54%	.58%	.54%
Other Operating Statistics
Ending FFELP Loans, net	$132,833	$142,635	$132,833	$142,635
Ending Private Education Loans, net	36,454	35,753	36,454	35,753

Ending total student loans, net	$169,287	$178,388	$169,287	$178,388

Average student loans	$172,436	$180,783	$173,689	$182,575

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

We monitor and assess our ongoing operations and results based on the following four reportable segments:

•

Consumer Lending Segment — In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or borrowers’ resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, which are primarily late fees. As of June 30, 2012 and December 31, 2011, we had $36.5 billion and $36.3 billion, respectively, of Private Education Loans outstanding.

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

•

FFELP Loans Segment — Our FFELP Loans segment consists of our $132.8 billion FFELP Loan portfolio at June 30, 2012 and the underlying debt and capital funding these loans. Because we no longer originate FFELP Loans, the portfolio is in runoff and is expected to amortize over approximately the next 20 years with a weighted average remaining life of 7.6 years.

We actively seek to acquire FFELP Loan portfolios to leverage our servicing scale and expertise to generate incremental earnings and cash flow. Of our total FFELP Loan portfolio at June 30, 2012, 95 percent was funded with non-recourse, long-term debt; 79 percent of our FFELP Loan portfolio being funded to term by securitization trusts, 11 percent funded through the ED Conduit Program which terminates on January 19, 2014, and 5 percent funded in our multi-year ABCP facility. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes.

•

Other — Our Other segment primarily consists of the financial results related to activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Recent Developments

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

Private Student Loan Industry Report Released

On July 20, 2012, the CFPB and the Department of Education (“ED”) released their joint report on the Private Student Loan(1) industry (the “Report”) as required by the Dodd-Frank Act. The Report’s analysis and recommendations were based in part on aggregated lender loan-level and portfolio data, as well as qualitative responses voluntarily submitted by nine major commercial lenders and five state-affiliated non-profit lenders. Loan-level data was submitted for all loans originated from 2005 to 2011 and portfolio performance data was as of each quarter within the same period. In our periodic reports, we use Private Education Loans to mean education loans we make to students or parents of students that are not insured or guaranteed by the federal government. Our Private Education Loans made for higher education purposes are within the Report’s scope.

The Report recognized the important role Private Student Loans play in funding higher education and recognized significant improvements in recent years in the quality of underwriting, extensive protections provided by federal consumer protection laws and detailed, required disclosures related to Private Student Loans. The Report focused particularly on industry practices in the 2005-2007 timeframe and took issue with several practices of that era while duly noting where improvements have been made.

The Report offered numerous observations and posited various, often alternative, possible causes for concern regarding matters such as borrowers perceived continuing confusion on the terms of federal Stafford loans and Private Student Loans, possible gaps in the college financial aid process, the continuing relevance of the non-dischargeability of Private Student Loans in bankruptcy and concerns that the scarcity of publicly-available racial and ethnicity data with regard to Private Student Loan borrowers promote the use of proxy indicators such as ED’s published school cohort default rates as well as graduation rates which may contribute to possible fair lending law violations.

(1)	The Report addresses “Private Student Loans” as defined in Section 140 of the Truth in Lending Act (15 USC§1650).

The CFPB recommended Congress give further consideration to five topics(2), only three of which currently have the potential to affect our business at this time.

•

School Certification of Private Student Loans. The CFPB recommends Private Student Loan lenders obtain school certification that loan amounts do not exceed student need. We require school certification of all our Private Education Loans.

•

Consider Modifications to Federal Bankruptcy Code. The CFPB recommends Congress consider whether its policy goals have been met by the federal Bankruptcy Code’s treatment of Private Student Loans. Sallie Mae continues to support bankruptcy reform that would require a period of good faith payments, that is prospective so as not to rewrite existing contracts, and that applies to federal and non-federal education loans alike. Any reform must recognize that education loans have unique characteristics and benefits as compared to other consumer loan classes.

•

Determine if Additional Data is Needed for Consumer Decision-Making and Lender Underwriting. The Report observes that the scarcity of other reliable and publicly available data may contribute to the use by Private Student Loan lenders of indicators such as ED’s published school cohort default rates which represent the percentage of a school’s federal student loan borrowers that default within certain periods of entering repayment. While we no longer use these rates in underwriting or pricing, in light of this scarcity of information and their highly predictive nature, we believe proper use of this attribute could meet legitimate needs of both and lenders.

(2)

The Report also recommends certain clarifications to the definition of “private student loan” as the term is used in Federal Truth-in-Lending laws that are not relevant to our business. The Report also recommends adopting meaningful mechanisms and processes that provide greater clarity to customers regarding their Private Student Loans. We will continue to monitor this recommendation.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios (which include financing costs), provisions for loan losses, the revenues and expenses generated by our service businesses, and gains and losses on loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing and contingency revenues; other income (loss); operating expenses; and “Core Earnings”) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K.

First Half of 2012 Summary of Results

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

Nonetheless, we were able to achieve significant accomplishments during the second quarter of 2012 as discussed below.

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

Second-quarter 2012 GAAP net income was $292 million ($.59 diluted earnings per share), versus a net loss of $(6) million ($(.02) diluted loss per share) in the second-quarter 2011. The changes in GAAP net income are driven by the same types of “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. Second-quarter 2012 and 2011 GAAP results included an $82 million gain and a $414 million loss, respectively, resulting from derivative accounting treatment compared to “Core Earnings.”

“Core Earnings” for the quarter were $243 million ($.49 diluted earnings per share), compared with $260 million ($.48 diluted earnings per share) in the year-ago period. Versus the prior-year quarter, earnings benefited from a $48 million lower loan loss provision and a $29 million operating expense reduction. Debt repurchase gains were $20 million higher. However, the acceleration of $50 million of non-cash loan premium amortization in the quarter contributed to offset these improvements. This amount is attributable to approximately $4.5 billion of federally guaranteed student loans (approximately three percent of that portfolio) expected to be consolidated under the recently completed Special Direct Consolidation Loan Initiative. (See “FFELP Loans Segment” for further discussion.) Net interest income declined by an additional $56 million primarily due to higher funding costs, which in turn was partly due to refinancing debt into longer term liabilities, and lower federally guaranteed student loan balances.

During the first six months of 2012, we:

•	issued $4.3 billion of FFELP asset-backed securities (“ABS”), $2.6 billion of Private Education Loan ABS and $1.85 billion of unsecured bonds;

•	repurchased $290 million of debt and realized “Core Earnings” gains of $58 million, compared with $885 million of debt repurchased and $64 million of gains in the first six months of 2011;

•	amended our FFELP asset-backed commercial paper facility to increase the current amount available to $7.5 billion and extended the final maturity date by one year to January 9, 2015;

•	repurchased 40.5 million common shares for $609 million on the open market as part of our previously announced share repurchase program authorization of up to $900 million; and

•	increased our regular quarterly common stock dividend to $.125 per share, up from $.10 per share in the fourth quarter of 2011. We paid our quarterly dividends on March 16, 2012 and June 15, 2012.

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

Prudently Grow Consumer Lending Segment Assets and Revenues

We will continue to pursue managed growth in our Private Education Loan portfolio in 2012, currently targeting $3.2 billion in new originations for the year compared to $2.7 billion in 2011. We will also be increasing our efforts to improve our return on these assets. We expect further improvements in our charge-off rates and provision for loan losses as the quality of our Private Education Loans continues to improve. Originations were 22 percent higher in the second quarter of 2012 compared with the year-ago quarter. Charge-offs decreased to 3.09 percent (annualized) of loans in repayment from 3.71 percent in the year-ago quarter. Provisions for loans losses decreased to $225 million in the second quarter of 2012 compared to $265 million in the second quarter of 2011.

Sustain Business Services Segment Revenue

Our Business Services segment generates the vast majority of its revenue from servicing and collecting on our FFELP Loan portfolio and FFELP Loans for others. As a result of the elimination of FFELP in 2010, servicing and collection revenues derived from FFELP-related sources are in decline. In 2012 we will work to offset these declines through two primary means — pursuing additional growth and expansion of our non-FFELP- related servicing and collection businesses and seeking to increase the FFELP-related loan servicing and collection work we do for third parties. In 2012 we are targeting significant growth in the number of customers we service for ED under our ED servicing and collection contracts, as well as in the total assets under management in our 529 college savings plans. We will explore both complementary and diversified strategies to expand demand for our services in and beyond the student loan market. We will also more aggressively seek to leverage our existing FFELP servicing platforms to be able to provide lower cost FFELP servicing to others while increasing segment revenues from these sources. For the six months ended June 30, 2012, our Business Services segment revenue is down two percent from the year-ago period primarily due to the amortization of our FFELP portfolio. We are continuing our efforts to offset this decline by growing other sources of revenue. Below are examples of growth in other Business Services activities:

•

We are currently servicing approximately 3.8 million accounts under the ED Servicing Contract as of June 30, 2012 compared to 3.0 million accounts at June 30, 2011. Market share under the ED Servicing Contract is set annually based on the performance rankings of the four servicing companies that are parties to the contract. We must remain focused on improving our performance relative to other servicers.

•	Campus Solutions added 15 new refund disbursement clients in the first six months of 2012.

•	Assets under management in 529 college savings plans totaled $41.4 billion at June 30, 2012 and grew 10 percent over the year-ago quarter.

Maximize Cash Flows from FFELP Loans

In 2012 we will continue to focus on opportunistically purchasing additional FFELP Loan portfolios from other lenders. As cash flows from our existing FFELP Loans decline over coming years, it also becomes increasingly important that we actively manage and continue to reduce operating and overhead costs attributable to the maintenance and management of this segment. Continuing to reduce these operating and overhead costs will also increase net income for our Business Services segment. During the first half of 2012, we purchased $2.8 billion of FFELP Loans. We expect to make additional purchases during 2012. These acquisitions helped partially offset the $4.5 billion of loans we expect to consolidate to ED in 2012 as part of the Special Direct Consolidation Loan Initiative. See “FFELP Loans Segment” for further discussion regarding the effect of the Special Direct Consolidation Loan Initiative. The Special Direct Consolidation Loan Initiative impact will not be material to future earnings or cash flows. We will continue to actively and aggressively seek to acquire additional portfolios.

Reduce Operating Expenses

We achieved our 2011 management objective of having a quarterly operating expense of $250 million or less in the fourth quarter of 2011. We will remain focused on reducing operating expenses in 2012 and expect to improve on the $1.1 billion of operating expenses incurred in 2011. Second-quarter 2012 operating expenses were $239 million, down from $268 million in the year-ago quarter primarily due to the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

Improve Our Financial Strength

It is management’s objective for 2012 to provide increased shareholder distributions while at the same time ending 2012 with a balance sheet and capital position as strong as or stronger than those with which we ended in 2011. We increased our regular quarterly common stock dividends to $0.125 per share in the first and second quarters of 2012, up from $0.10 per share for the last three quarters of 2011. During the second quarter of 2012, we authorized an additional $400 million to be utilized in our ongoing share repurchase program; we previously authorized $500 million in January 2012. During the first half of 2012, we repurchased 40.5 million shares of common stock at an aggregate price of $609 million. At June 30, 2012, we had $291 million of remaining share repurchase authorization.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2012	2011	$	%	2012	2011	$	%
Interest income:
FFELP Loans	$777	$850	$(73)	(9)%	$1,619	$1,727	$(108)	(6)%
Private Education Loans	616	600	16	3	1,241	1,204	37	3
Other loans	4	5	(1)	(20)	9	11	(2)	(18)
Cash and investments	6	5	1	20	10	10	—	—

Total interest income	1,403	1,460	(57)	(4)	2,879	2,952	(73)	(2)
Total interest expense	657	592	65	11	1,323	1,186	137	12

Net interest income	746	868	(122)	(14)	1,556	1,766	(210)	(12)
Less: provisions for loan losses	243	291	(48)	(16)	496	594	(98)	(16)

Net interest income after provisions for loan losses	503	577	(74)	(13)	1,060	1,172	(112)	(10)
Other income (loss):
Gains (losses) on derivative and hedging activities, net	6	(510)	516	101	(366)	(752)	386	(51)
Servicing revenue	92	93	(1)	(1)	189	191	(2)	(1)
Contingency revenue	87	86	1	1	176	164	12	7
Gains on debt repurchases	20	—	20	100	58	38	20	53
Other income (loss)	(2)	3	(5)	(167)	38	25	13	52

Total other income (loss)	203	(328)	531	162	95	(334)	429	128
Expenses:
Operating expenses	239	268	(29)	(11)	501	572	(71)	(12)
Goodwill and acquired intangible assets impairment and amortization expense	5	6	(1)	(17)	9	12	(3)	(25)
Restructuring expenses	3	2	1	50	8	5	3	60

Total expenses	247	276	(29)	(11)	518	589	(71)	(12)
Income (loss) from continuing operations before income tax expense (benefit)	459	(27)	486	1,800	637	249	388	156
Income tax expense (benefit)	168	(10)	178	1,780	235	90	145	161

Net income (loss) from continuing operations	291	(17)	308	1,812	402	159	243	153
Income from discontinued operations, net of tax expense	—	11	(11)	(100)	—	10	(10)	(100)

Net income (loss)	291	(6)	297	4,950	402	169	233	138
Less: net loss attributable to noncontrolling interest	(1)	—	(1)	(100)	(1)	—	(1)	(100)

Net income (loss) attributable to SLM Corporation	292	(6)	298	4,967	403	169	234	138
Preferred stock dividends	5	4	1	25	10	8	2	25

Net income (loss) attributable to common stock	$287	$(10)	$297	2,970%	$393	$161	$232	144%

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.59	$(.04)	$.63	1,575%	$.80	$.29	$.51	176%
Discontinued operations	—	.02	(.02)	(100)	—	.02	(.02)	(100)

Total	$.59	$(.02)	$.61	3,050%	$.80	$.31	$.49	158%

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.59	$(.04)	$.63	1,575%	$.79	$.28	$.51	182%
Discontinued operations	—	.02	(.02)	(100)	—	.02	(.02)	(100)

Total	$.59	$(.02)	$.61	3,050%	$.79	$.30	$.49	163%

Dividends per common share attributable to SLM Corporation	$.125	$.10	$.025	25%	$.25	$.10	$.15	150%

Consolidated Earnings Summary — GAAP basis

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

For the three months ended June 30, 2012 and 2011, net income (loss) was $292 million, or $.59 diluted earnings per common share, and $(6) million, or $(.02) diluted loss per common share, respectively. The increase in net income was primarily due to a $516 million difference in net gains (losses) on derivative and hedging activities, a $48 million decrease in provisions for loan losses, a $29 million decrease in operating expenses, and a $20 million increase in gains on debt repurchases, which was partially offset by a $122 million decline in net interest income.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income declined by $122 million due to a combination of factors. Net interest income for the quarter was affected by the Special Direct Consolidation Loan Initiative that ended June 30, 2012, resulting in the acceleration of $50 million of non-cash loan premium amortization in the quarter related to approximately $4.5 billion of loans (approximately 3 percent of our FFELP portfolio) expected to consolidate. The remaining decrease was primarily due to higher funding costs, which in turn was partly due to refinancing debt into longer term liabilities, and a decline in FFELP Loans outstanding. The decline in FFELP Loans outstanding was driven by normal loan amortization as well as loans that were consolidated under ED’s Special Direct Consolidation Loan Initiative. (See “FFELP Loans Segment” for further discussion.)

•	Provisions for loan losses decreased by $48 million as a result of overall improvements in credit quality and delinquency and charge-off trends.

•

Gains (losses) on derivative and hedging activities resulted in a net gain of $6 million in the current-quarter compared to a net loss of $510 million in the year-ago quarter. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

Gains on debt repurchases increased $20 million as we repurchased more debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•	Operating expenses decreased $29 million primarily due to the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

•	The effective tax rates for the second quarters of 2012 and 2011 were 37 percent and 36 percent, respectively.

•

We repurchased 23.8 million shares during the second quarter of 2012 as part of our ongoing share repurchase program. Primarily as a result of these ongoing repurchases, our average outstanding diluted shares decreased during the quarter by 36 million shares.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

For the six months ended June 30, 2012 and 2011, net income was $403 million, or $.79 diluted earnings per common share, and $169 million, or $.30 diluted earnings per common share, respectively. The increase in net income was primarily due to a $386 million decrease in net losses on derivative and hedging activities, a $98 million decrease in provisions for loan losses and a $71 million decrease in operating expenses, which was partially offset by a $210 million decline in net interest income.

The primary contributors to each of the identified drivers of changes in net income for the current six-month period compared with the year-ago six-month period are as follows:

•

Net interest income declined by $210 million due to a combination of factors. Net interest income for the quarter was affected by the Special Direct Consolidation Loan Initiative that ended June 30, 2012, resulting in the acceleration of $50 million of non-cash loan premium amortization in the quarter related to approximately $4.5 billion of loans (approximately 3 percent of our FFELP portfolio) expected to consolidate. The remaining decrease was primarily due to higher funding costs, which in turn was partly due to refinancing debt into longer term liabilities, and a decline in FFELP Loans outstanding. The decline in FFELP Loans outstanding was driven by normal loan amortization as well as loans that were consolidated under ED’s Special Direct Consolidation Loan Initiative. (See “FFELP Loans Segment” for further discussion.)

•	Provisions for loan losses decreased by $98 million as a result of overall improvements in credit quality and delinquency and charge-off trends.

•

Net losses on derivative and hedging activities decreased by $386 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Contingency revenue increased by $12 million due to an increase in collections.

•

Gains on debt repurchases increased $20 million as we repurchased more debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Other income increased $13 million as a result of a $14 million increase in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by losses on derivative and hedging activities related to the derivatives used to economically hedge these debt instruments.

•	Operating expenses decreased $71 million primarily due to the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

•	The effective tax rates for the six months ended June 30, 2012 and 2011 were 37 percent and 36 percent, respectively.

•

We repurchased 40.5 million shares during the six months ended June 30, 2012, as part of our ongoing share repurchase program. Primarily as a result of these ongoing repurchases, our average outstanding diluted shares decreased by 32 million shares.

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

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items for which we adjust in our “Core Earnings” presentations are (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets.

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

	Three Months Ended June 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$616	$—	$652	$—	$—	$1,268	$223	$(98)	$125	$1,393
Other loans	—	—	—	4	—	4	—	—	—	4
Cash and investments	2	2	3	1	(2)	6	—	—	—	6

Total interest income	618	2	655	5	(2)	1,278	223	(98)	125	1,403
Total interest expense	206	—	409	10	(2)	623	34	—	34	657

Net interest income	412	2	246	(5)	—	655	189	(98)	91	746
Less: provisions for loan losses	225	—	18	—	—	243	—	—	—	243

Net interest income after provisions for loan losses	187	2	228	(5)	—	412	189	(98)	91	503
Servicing revenue	12	230	22	—	(172)	92	—	—	—	92
Contingency revenue	—	87	—	—	—	87	—	—	—	87
Gains on debt repurchases	—	—	—	20	—	20	—	—	—	20
Other income (loss)	—	8	—	5	—	13	(189)	180 (4)	(9)	4

Total other income (loss)	12	325	22	25	(172)	212	(189)	180	(9)	203
Expenses:
Direct operating expenses	64	109	181	3	(172)	185	—	—	—	185
Overhead expenses	—	—	—	54	—	54	—	—	—	54

Operating expenses	64	109	181	57	(172)	239	—	—	—	239
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	5	5	5
Restructuring expenses	1	2	—	—	—	3	—	—	—	3

Total expenses	65	111	181	57	(172)	242	—	5	5	247

Income (loss) from continuing operations, before income tax expense (benefit)	134	216	69	(37)	—	382	—	77	77	459
Income tax expense (benefit)(3)	49	79	25	(13)	—	140	—	28	28	168

Net income (loss) from continuing operations	85	137	44	(24)	—	242	—	49	49	291
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—	—	—

Net income (loss)	85	137	44	(24)	—	242	—	49	49	291
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss) attributable to SLM Corporation	$85	$138	$44	$(24)	$—	$243	$—	$49	$49	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$91	$—	$91
Total other loss	(9)	—	(9)
Goodwill and acquired intangible assets impairment and amortization	—	5	5

Total “Core Earnings” adjustments to GAAP	$82	$(5)	77

Income tax benefit			28

Net loss			$49

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents the $194 million of “unrealized gains on derivative and hedging activities, net” as well as the ($14) million of “other derivative accounting adjustments.”

	Three Months Ended June 30, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$600	$—	$721	$—	$—	$1,321	$202	$(73)		$129	$1,450
Other loans	—	—	—	5	—	5	—	—		—	5
Cash and investments	2	2	1	2	(2)	5	—	—		—	5

Total interest income	602	2	722	7	(2)	1,331	202	(73)		129	1,460
Total interest expense	201	—	357	14	(2)	570	17	5	(4)	22	592

Net interest income (loss)	401	2	365	(7)	—	761	185	(78)		107	868
Less: provisions for loan losses	265	—	23	3	—	291	—	—		—	291

Net interest income (loss) after provisions for loan losses	136	2	342	(10)	—	470	185	(78)		107	577
Servicing revenue	15	244	21	—	(187)	93	—	—		—	93
Contingency revenue	—	86	—	—	—	86	—	—		—	86
Gains on debt repurchases	—	—	—	—	—	—	—	—		—	—
Other income (loss)	—	11	—	3	—	14	(185)	(336	)(5)	(521)	(507)

Total other income (loss)	15	341	21	3	(187)	193	(185)	(336)		(521)	(328)
Expenses:
Direct operating expenses	73	121	192	—	(187)	199	—	—		—	199
Overhead expenses	—	—	—	69	—	69	—	—		—	69

Operating expenses	73	121	192	69	(187)	268	—	—		—	268
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	6		6	6
Restructuring expenses	1	—	—	1	—	2	—	—		—	2

Total expenses	74	121	192	70	(187)	270	—	6		6	276

Income (loss) from continuing operations, before income tax expense (benefit)	77	222	171	(77)	—	393	—	(420)		(420)	(27)
Income tax expense (benefit)(3)	28	82	63	(29)	—	144	—	(154)		(154)	(10)

Net income (loss) from continuing operations	49	140	108	(48)	—	249	—	(266)		(266)	(17)
Income from discontinued operations, net of taxes	—	—	—	11	—	11	—	—		—	11

Net income (loss)	$49	$140	$108	$(37)	$—	$260	$—	$(266)		$(266)	$(6)

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$107	$—	$107
Total other income (loss)	(521)	—	(521)
Goodwill and acquired intangible assets impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(414)	$(6)	(420)

Income tax benefit			(154)

Net loss			$(266)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $16 million “other derivative accounting adjustments.”

(5)	Represents the $325 million of “unrealized losses on derivative and hedging activities, net” as well as the remaining portion of the $16 million of “other derivative accounting adjustments.”

	Six Months Ended June 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,241	$—	$1,378	$—	$—	$2,619	$437	$(196)	$241	$2,860
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	4	5	5	1	(5)	10	—	—	—	10

Total interest income	1,245	5	1,383	10	(5)	2,638	437	(196)	241	2,879
Total interest expense	408	—	832	16	(5)	1,251	70	2 (4)	72	1,323

Net interest income	837	5	551	(6)	—	1,387	367	(198)	169	1,556
Less: provisions for loan losses	460	—	36	—	—	496	—	—	—	496

Net interest income after provisions for loan losses	377	5	515	(6)	—	891	367	(198)	169	1,060
Servicing revenue	23	466	48	—	(348)	189	—	—	—	189
Contingency revenue	—	176	—	—	—	176	—	—	—	176
Gains on debt repurchases	—	—	—	58	—	58	—	—	—	58
Other income (loss)	—	18	—	6	—	24	(367)	15 (5)	(352)	(328)

Total other income (loss)	23	660	48	64	(348)	447	(367)	15	(352)	95
Expenses:
Direct operating expenses	132	229	366	4	(348)	383	—	—	—	383
Overhead expenses	—	—	—	118	—	118	—	—	—	118

Operating expenses	132	229	366	122	(348)	501	—	—	—	501
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring expenses	2	3	—	3	—	8	—	—	—	8

Total expenses	134	232	366	125	(348)	509	—	9	9	518

Income (loss) from continuing operations, before income tax expense (benefit)	266	433	197	(67)	—	829	—	(192)	(192)	637
Income tax expense (benefit)(3)	97	159	73	(26)	—	303	—	(68)	(68)	235

Net income (loss) from continuing operations	169	274	124	(41)	—	526	—	(124)	(124)	402
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—	—	—

Net income (loss)	169	274	124	(41)	—	526	—	(124)	(124)	402
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss) attributable to SLM Corporation	$169	$275	$124	$(41)	$—	$527	$—	$(124)	$(124)	$403

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$169	$—	$169
Total other loss	(352)	—	(352)
Goodwill and acquired intangible assets impairment and amortization	—	9	9

Total “Core Earnings” adjustments to GAAP	$(183)	$(9)	(192)

Income tax benefit			(68)

Net loss			$(124)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $12 million “other derivative accounting adjustments.”

(5)	Represents the $1 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $12 million of “other derivative accounting adjustments.”

	Six Months Ended June 30, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,204	$—	$1,457	$—	$—	$2,661	$428	$(158)		$270	$2,931
Other loans	—	—	—	11	—	11	—	—		—	11
Cash and investments	5	5	2	3	(5)	10	—	—		—	10

Total interest income (loss)	1,209	5	1,459	14	(5)	2,682	428	(158)		270	2,952
Total interest expense	399	—	726	29	(5)	1,149	33	4	(4)	37	1,186

Net interest income (loss)	810	5	733	(15)	—	1,533	395	(162)		233	1,766
Less: provisions for loan losses	540	—	46	8	—	594	—	—		—	594

Net interest income (loss) after provisions for loan losses	270	5	687	(23)	—	939	395	(162)		233	1,172
Servicing revenue	32	489	46	—	(376)	191	—	—		—	191
Contingency revenue	—	164	—	—	—	164	—	—		—	164
Gains on debt repurchases	—	—	—	64	—	64	(26)	—		(26)	38
Other income	—	21	—	6	—	27	(369)	(385	)(5)	(754)	(727)

Total other income (loss)	32	674	46	70	(376)	446	(395)	(385)		(780)	(334)
Expenses:
Direct operating expenses	155	249	387	9	(376)	424	—	—		—	424
Overhead expenses	—	—	—	148	—	148	—	—		—	148

Operating expenses	155	249	387	157	(376)	572	—	—		—	572
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	12		12	12
Restructuring expenses	2	1	1	1	—	5	—	—		—	5

Total expenses	157	250	388	158	(376)	577	—	12		12	589

Income (loss) from continuing operations, before income tax expense (benefit)	145	429	345	(111)	—	808	—	(559)		(559)	249
Income tax expense (benefit)(3)	54	158	127	(41)	—	298	—	(208)		(208)	90

Net income (loss) from continuing operations	91	271	218	(70)	—	510	—	(351)		(351)	159
Income from discontinued operations, net of taxes	—	—	—	10	—	10	—	—		—	10

Net income (loss)	$91	$271	$218	$(60)	$—	$520	$—	$(351)		$(351)	$169

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$233	$—	$233
Total other income (loss)	(780)	—	(780)
Goodwill and acquired intangible assets impairment and amortization	—	12	12

Total “Core Earnings” adjustments to GAAP	$(547)	$(12)	(559)

Income tax benefit			(208)

Net loss			$(351)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $8 million “other derivative accounting adjustments.”

(5)	Represents the $381 million of “unrealized losses on derivative and hedging activities, net” as well as the remaining portion of the $8 million of “other derivative accounting adjustments.”

Differences between “Core Earnings” and GAAP

The two adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets. The following table reflects aggregate adjustments associated with these areas.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$82	$(414)	$(183)	$(547)
Net impact of goodwill and acquired intangible assets	(5)	(6)	(9)	(12)
Net tax effect	(28)	154	68	208

Total “Core Earnings” adjustments to GAAP	$49	$(266)	$(124)	$(351)

1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These unrealized gains and losses occur in our Consumer Lending, FFELP Loans and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

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

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index, and the interest rate index reset frequency of the Floor Income Contract can be different than that of the student loans. Under derivative accounting treatment, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Therefore, for purposes of “Core Earnings,” we have removed the unrealized gains and losses related to these contracts and added back the amortization of the net premiums received on the Floor Income Contracts. The amortization of the net premiums received on the Floor Income Contracts for “Core Earnings” is reflected in student loan interest income. Under GAAP accounting, the premiums received on the Floor Income Contracts are recorded as revenue in the “gains (losses) on derivative and hedging activities, net” line item by the end of the contracts’ lives.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to LIBOR, Prime or Treasury bill index (for $128 billion of our FFELP assets, we elected to change the index from commercial paper to LIBOR on April 1, 2012; see “FFELP Loans Segment” for further discussion). In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting on our net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$6	$(510)	$(366)	$(752)
Plus: Realized losses on derivative and hedging activities, net(1)	188	185	367	371

Unrealized gains (losses) on derivative and hedging activities, net(2)	194	(325)	1	(381)
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(98)	(73)	(196)	(158)
Other derivative accounting adjustments(3)	(14)	(16)	12	(8)

Total net impact of derivative accounting(4)	$82	$(414)	$(183)	$(547)

(1) See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.
(2) “Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Floor Income Contracts	$50	$(277)	$186	$(126)
Basis swaps	(26)	25	(48)	19
Foreign currency hedges	172	(110)	(122)	(304)
Other	(2)	37	(15)	30

Total unrealized gains (losses) on derivative and hedging activities, net	$194	$(325)	$1	$(381)

(3)

Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustments are reversed for “Core Earnings” and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses are amortized into “Core Earnings” over the life of the hedged item that was not terminated.

(4)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” net income to arrive at GAAP net income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(223)	$(202)	$(437)	$(428)
Net settlement income on interest rate swaps reclassified to net interest income	34	17	70	33
Foreign exchange derivatives losses reclassified to other income	1	—	—	(1)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	—	25

Total reclassifications of realized losses on derivative and hedging activities	$(188)	$(185)	$(367)	$(371)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of June 30, 2012, derivative accounting has reduced GAAP equity by approximately $1.1 billion as a result of approximately $1.1 billion (after-tax) of cumulative net unrealized losses recognized for GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized net losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Beginning impact of derivative accounting on GAAP equity	$(1,149)	$(752)	$(977)	$(676)
Net impact of net unrealized gains (losses) under derivative accounting(1)	51	(257)	(121)	(333)

Ending impact of derivative accounting on GAAP equity	$(1,098)	$(1,009)	$(1,098)	$(1,009)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Total pre-tax net impact of derivative accounting recognized in net income(a)	$82	$(414)	$(183)	$(547)
Tax impact of derivative accounting adjustments recognized in net income	(30)	151	58	199
Change in unrealized gain (losses) on derivatives, net of tax recognized in Other Comprehensive Income	(1)	6	4	15

Net impact of net unrealized gains (losses) under derivative accounting	$51	$(257)	$(121)	$(333)

(a)	See “ ‘Core Earnings’ derivative adjustments” table above.

In addition, net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods and are presented below net of tax. As of June 30, 2012, the remaining amortization term of the net floor premiums was approximately 4 years on existing contracts. Historically we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

(Dollars in millions)	June 30, 2012	June 30, 2011
Unamortized net Floor premiums (net of tax)	$(650)	$(899)

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
“Core Earnings” goodwill and acquired intangible asset adjustments(1):
Amortization of acquired intangible assets	$(5)	$(6)	$(9)	$(12)

Total “Core Earnings” goodwill and acquired intangible asset adjustments	$(5)	$(6)	$(9)	$(12)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table shows “Core Earnings” results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
“Core Earnings” interest income:
Private Education Loans	$616	$600	3%	$1,241	$1,204	3%
Cash and investments	2	2	—	4	5	(20)

Total “Core Earnings” interest income	618	602	3	1,245	1,209	3
Total “Core Earnings” interest expense	206	201	2	408	399	2

Net “Core Earnings” interest income	412	401	3	837	810	3
Less: provision for loan losses	225	265	(15)	460	540	(15)

Net “Core Earnings” interest income after provision for loan losses	187	136	38	377	270	40
Servicing revenue	12	15	(20)	23	32	(28)
Direct operating expenses	64	73	(12)	132	155	(15)
Restructuring expenses	1	1	—	2	2	—

Total expenses	65	74	(12)	134	157	(15)

Income before income tax expense	134	77	74	266	145	83
Income tax expense	49	28	75	97	54	80

“Core Earnings”	$85	$49	73%	$169	$91	86%

Quarterly “Core Earnings” improved to $85 million from $49 million in 2011, driven primarily by lower loan loss provision.

Private Education Loan portfolio highlights compared with second-quarter 2011 included:

•	Loan originations of $321 million, up 22 percent.

•	Provision for loan losses of $225 million, compared with $265 million.

•	Delinquencies of 90 days or more (as a percentage of loans in repayment) of 4.5 percent, compared with 4.6 percent.

•	Charge-off rate (as a percentage of loans in repayment) of 3.09 percent (annualized), compared with 3.71 percent.

•	A net interest margin, before loan loss provision, of 4.14 percent compared with 4.05 percent.

•	The portfolio balance, net of loan loss allowance, was $36 billion at the end of each period.

Consumer Lending Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with reconciliation to the GAAP basis Consumer Lending net interest margin before provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
“Core Earnings” basis Private Education Student Loan yield	6.36%	6.29%	6.39%	6.32%
Discount amortization	.24	.26	.24	.26

“Core Earnings” basis Private Education Loan net yield	6.60	6.55	6.63	6.58
“Core Earnings” basis Private Education Loan cost of funds	(2.05)	(2.02)	(2.03)	(1.99)

“Core Earnings” basis Private Education Loan spread	4.55	4.53	4.60	4.59
“Core Earnings” basis other asset spread impact	(.41)	(.48)	(.40)	(.51)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.14%	4.05%	4.20%	4.08%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.14%	4.05%	4.20%	4.08%
Adjustment for GAAP accounting treatment(2)	(.11)	(.05)	(.12)	(.05)

GAAP basis Consumer Lending net interest margin(1)	4.03%	4.00%	4.08%	4.03%

(1) The average balances of our Consumer Lending interest-earning assets for the respective periods are:
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Private Education Loans	$37,543	$36,784	$37,646	$36,894
Other interest-earning assets	2,544	2,910	2,436	3,134

Total Consumer Lending “Core Earnings” basis interest-earning assets	$40,087	$39,694	$40,082	$40,028

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

The increase in the “Core Earnings” basis Consumer Lending net interest margin for the three and six month periods ended June 30, 2012 over the year-ago periods was primarily due to a benefit from the decline in the average balance of our other asset portfolio. The size of the other asset portfolio, which is primarily securitization trust restricted cash and cash held at Sallie Mae Bank (the “Bank”), has decreased significantly. This other asset portfolio earns a negative yield and as a result, when its relative weighting decreases compared to the Private Education Loan portfolio, the overall net interest margin increases.

Private Education Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loan provision for loan losses and charge-offs.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Private Education Loan provision for loan losses	$225	$265	$460	$540
Private Education Loan charge-offs	235	263	459	537

In establishing the allowance for Private Education Loan losses as of June 30, 2012, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improving credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio compared with the year-ago quarter. Loans delinquent greater than 90 days has declined to 4.5 percent from 4.6 percent and the charge-off rate has declined to 3.09 percent from 3.71 percent compared with the year-ago quarter. Apart from these overall improvements, Private Education Loans that have defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. Our allowance for loan losses takes into account these potential recovery uncertainties.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see “Critical Accounting Policies and Estimates—Allowance for Loan Losses” in our 2011 Form 10-K.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The decrease in operating expenses in the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011 was primarily the result of the current-year benefit of the cost-cutting efforts we implemented throughout 2011. Operating expenses were 69 basis points and 80 basis points of average Private Education Loans in the quarters ended June 30, 2012 and 2011, respectively, and 71 basis points and 85 basis points of average Private Education Loans in the six months ended June 30, 2012 and 2011, respectively.

Business Services Segment

The following table shows “Core Earnings” results for our Business Services segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net interest income after provision	$2	$2	—%	$5	$5	—%

Servicing revenue:
Intercompany loan servicing	172	187	(8)	348	376	(7)
Third-party loan servicing	26	20	30	48	40	20
Guarantor servicing	11	15	(27)	22	25	(12)
Other servicing	21	22	(5)	48	48	—

Total servicing revenue	230	244	(6)	466	489	(5)
Contingency revenue	87	86	1	176	164	7
Other Business Services revenue	8	11	(27)	18	21	(14)

Total other income	325	341	(5)	660	674	(2)

Direct operating expenses	109	121	(10)	229	249	(8)
Restructuring expenses	2	—	100	3	1	200

Total expenses	111	121	(8)	232	250	(7)

Income from continuing operations, before income tax expense	216	222	(3)	433	429	1
Income tax expense	79	82	(4)	159	158	1

“Core Earnings”	137	140	(2)	274	271	1
Less: net loss attributable to noncontrolling interest	(1)	—	(100)	(1)	—	(100)

“Core Earnings” attributable to SLM Corporation	$138	$140	(1)%	$275	$271	1%

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $133 billion and $142 billion for the quarters ended June 30, 2012 and 2011, respectively, and $134 billion and $143 billion for the six months ended June 30, 2012 and 2011, respectively. The decline in intercompany loan servicing revenue from the year-ago period is primarily the result of a lower outstanding principal balance in the underlying portfolio.

We are servicing approximately 3.8 million accounts under the ED Servicing Contract as of June 30, 2012 compared with 3.0 million accounts at June 30, 2011. The increase in the third-party loan servicing fees for the current quarter and six-month period compared with the prior-year periods was driven by the increase in the number of accounts serviced as well as an increase in ancillary servicing fees earned. The second quarters of 2012 and 2011 included $22 million and $15 million, respectively, of servicing revenue related to the ED Servicing Contract.

Other servicing revenue includes account asset servicing revenue and Campus Solutions revenue. Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services, and administration services for 529 college savings plans we service. Assets under administration of 529 college savings plans totaled $41.4 billion as of June 30, 2012, a 10 percent increase from the year-ago quarter. Campus Solutions revenue is earned from our Campus Solutions business whose services include comprehensive financing and transaction processing solutions that we provide to college financial aid offices and students to streamline the financial aid process.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others. We expect the inventory of contingent collections receivables to decline over time as a result of the elimination of FFELP in July 2010.

(Dollars in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Student loans	$10,620	$11,553	$10,475
Other	1,864	2,017	2,042

Total	$12,484	$13,570	$12,517

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

Revenues related to services performed on FFELP Loans accounted for 77 percent and 79 percent, respectively, of total segment revenues for the quarters ended June 30, 2012 and 2011 and 76 percent and 78 percent, respectively, of total segment revenues for the six months ended June 30, 2012 and 2011.

Operating Expenses — Business Services Segment

Operating expenses for the quarter and six-month periods ended June 30, 2012 decreased from the prior-year periods, primarily as a result of the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

FFELP Loans Segment

The following table shows “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
“Core Earnings” interest income:
FFELP Loans	$652	$721	(10)%	$1,378	$1,457	(5)%
Cash and investments	3	1	200	5	2	150

Total “Core Earnings” interest income	655	722	(9)	1,383	1,459	(5)
Total “Core Earnings” interest expense	409	357	15	832	726	15

Net “Core Earnings” interest income	246	365	(33)	551	733	(25)
Less: provision for loan losses	18	23	(22)	36	46	(22)

Net “Core Earnings” interest income after provision for loan losses	228	342	(33)	515	687	(25)
Servicing revenue	22	21	5	48	46	4
Direct operating expenses	181	192	(6)	366	387	(5)
Restructuring expenses	—	—	—	—	1	(100)

Total expenses	181	192	(6)	366	388	(6)

Income from continuing operations, before income tax expense	69	171	(60)	197	345	(43)
Income tax expense	25	63	(60)	73	127	(43)

“Core Earnings”	$44	$108	(59)%	$124	$218	(43)%

“Core Earnings” for the segment were $44 million in second-quarter 2012, compared with the year-ago quarter’s $108 million. Net interest income for the quarter was affected by the Special Direct Consolidation Loan Initiative that ended June 30, 2012, resulting in the acceleration of $50 million of non-cash loan premium amortization in the quarter related to approximately $4.5 billion of loans (approximately three percent of the Company’s FFELP portfolio) expected to consolidate. The remaining decrease was primarily due to higher funding costs, which in turn is partly due to refinancing debt into longer term liabilities, and lower student loan balances. Key financial measures include:

•	Net interest margin of .70 percent in the second quarter of 2012 compared with .98 percent in the year-ago quarter (see “FFELP Loans Net Interest Margin” for a further discussion of this decrease).

•	The provision for loan losses of $18 million in the second quarter of 2012 decreased from $23 million in the year-ago quarter.

FFELP Loans Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with reconciliation to the GAAP basis FFELP Loans net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
“Core Earnings” basis FFELP student loan yield	2.66%	2.57%	2.65%	2.60%
Hedged Floor Income	.29	.20	.29	.22
Unhedged Floor Income	.07	.19	.09	.13
Consolidation Loan Rebate Fees	(.67)	(.66)	(.66)	(.66)
Repayment Borrower Benefits	(.14)	(.12)	(.13)	(.11)
Premium amortization	(.27)	(.17)	(.20)	(.16)

“Core Earnings” basis FFELP student loan net yield	1.94	2.01	2.04	2.02
“Core Earnings” basis FFELP student loan cost of funds	(1.14)	(.96)	(1.16)	(.96)

“Core Earnings” basis FFELP student loan spread	.80	1.05	.88	1.06
“Core Earnings” basis FFELP other asset spread impact	(.10)	(.07)	(.10)	(.08)

“Core Earnings” basis FFELP Loans net interest margin(1)	.70%	.98%	.78%	.98%

“Core Earnings” basis FFELP Loans net interest margin(1)	.70	.98%	.78%	.98%
Adjustment for GAAP accounting treatment(2)	.30	.32	.28	.34

GAAP basis FFELP Loans net interest margin(1)	1.00%	1.30%	1.06%	1.32%

(1) The average balances of our FFELP interest-earning assets for the respective periods are:
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
FFELP Loans	$134,893	$143,999	$136,043	$145,681
Other interest-earning assets	6,291	4,982	6,359	4,999

Total FFELP “Core Earnings” basis interest-earning assets	$141,184	$148,981	$142,402	$150,680

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income, the reversal of the amortization of premiums received on Floor Income Contracts, and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

The decrease in the “Core Earnings” basis FFELP Loans net interest margin of 28 basis points for the quarter ended and 20 basis points for the six months ended June 30, 2012 compared with the year-ago periods was primarily the result of the ED’s Special Direct Consolidation Loan Initiative that occurred in 2012 as well as a widening of our asset and liability basis indices and a general increase in our funding costs related to unsecured and ABS debt issuances over the last year.

During the fourth-quarter 2011, the Administration announced a Special Direct Consolidation Loan Initiative. The initiative provided an incentive to borrowers who have at least one student loan owned by ED and at least one held by a FFELP lender to consolidate the FFELP lender’s loans into the Direct Loan program by providing a 0.25 percentage point interest rate reduction on the FFELP loans that are eligible for consolidation. The program was available from January 17, 2012 through June 30, 2012.

We expect approximately $4.5 billion of our FFELP Loans will consolidate to ED during the second and third quarters of 2012, of which $2.2 billion had consolidated as of June 30, 2012. The remaining volume we expect to consolidate in the third-quarter 2012 relates to loans where consolidation applications have been received and are in process for consolidation as of June 30, 2102. The expected consolidation of these loans resulted in the acceleration of $42 million of non-cash loan premium amortization and $8 million of non-cash debt discount amortization during second-quarter 2012. This combined $50 million acceleration of non-cash amortization related to this activity reduced the FFELP Loans net interest margin by 14 basis points and 7 basis points for the three and six month periods ended June 30, 2012, respectively. The Special Direct Consolidation Loan Initiative ended June 30, 2012. As such, we do not expect the “Core Earnings” basis FFELP Loans net interest margin to be materially affected in the future by any significant additional loan premium amortization or debt discount amortization related to this initiative.

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

This change will help us to better match loan yields with our financing costs. This election did not materially affect our results for the second quarter of 2012. As a result of the current low interest rate environment, only $84.2 billion of loans were affected by this change during the second quarter of 2012.

As of June 30, 2012, our FFELP Loan portfolio totaled approximately $132.8 billion, comprised of $48.1 billion of FFELP Stafford and $84.7 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 4.9 years and 9.1 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 5 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2012 and 2011, based on interest rates as of those dates.

	June 30, 2012			June 30, 2011
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$114.5	$16.4	$130.9	$121.5	$18.8	$140.3
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(61.0)	(1.1)	(62.1)	(64.5)	(1.3)	(65.8)
Less: economically hedged Floor Income Contracts	(35.2)	—	(35.2)	(41.5)	—	(41.5)

Student loans eligible to earn Floor Income	$18.3	$15.3	$33.6	$15.5	$17.5	$33.0

Student loans earning Floor Income	$10.5	$2.1	$12.6	$15.5	$2.6	$18.1

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period July 1, 2012 to June 30, 2016. The hedges related to these loans do not qualify as effective hedges.

(Dollars in billions)	July 1, 2012 to December 31, 2012	2013	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$35.2	$32.6	$28.3	$27.2	$10.4

FFELP Loans Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
FFELP Loan provision for loan losses	$18	$23	$36	$46
FFELP Loan charge-offs	23	21	46	41

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged from the Business Services segment and included in those amounts was $172 million and $187 million for the quarters ended June 30, 2012 and 2011, respectively, and $348 million and $376 million for the six-month periods ended June 30, 2012 and 2011, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 54 basis points and 53 basis points of average FFELP Loans in the quarters ended June 30, 2012 and 2011, respectively and 54 basis points and 54 basis points for the six months ended June 30, 2012 and 2011, respectively. The decline in operating expenses from the prior-year quarter was primarily the result of the reduction in the average outstanding balance of our FFELP Loans portfolio.

Other Segment

The following table shows “Core Earnings” results of our Other segment

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net interest loss after provision	$(5)	$(10)	(50)%	$(6)	$(23)	(74)%
Gains on debt repurchases	20	—	100	58	64	(9)
Other	5	3	67	6	6	—

Total income	25	3	733	64	70	(9)
Direct operating expenses	3	—	100	4	9	(56)
Overhead expenses:
Corporate overhead	29	38	(24)	65	87	(25)
Unallocated information technology costs	25	31	(19)	53	61	(13)

Total overhead expenses	54	69	(22)	118	148	(20)

Total operating expenses	57	69	(17)	122	157	(22)
Restructuring expenses	—	1	(100)	3	1	200

Total expenses	57	70	(19)	125	158	(21)

Loss from continuing operations, before income tax benefit	(37)	(77)	(52)	(67)	(111)	(40)
Income tax benefit	(13)	(29)	(55)	(26)	(41)	(37)

Net loss from continuing operations	(24)	(48)	(50)	(41)	(70)	(41)
Income from discontinued operations, net of tax	—	11	(100)	—	10	(100)

“Core Earnings” (loss)	$(24)	$(37)	(35)%	$(41)	$(60)	(32)%

Net Interest Income (Loss) after Provision for Loan Losses

Net interest income (loss) after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our mortgage and consumer loan portfolios. The improvement in the current quarter and six-month periods compared with the prior-year periods was primarily the result of our not recording any provision for loan losses related to our mortgage and consumer loan portfolios in 2012. Each quarter we perform an analysis regarding the adequacy of the loan loss allowance for these portfolios and we determined that no additional allowance for loan losses was required related to this $157 million portfolio.

Gains on Debt Repurchases

We began repurchasing our outstanding debt in 2008. We repurchased $85 million and $60 million face amount of our debt for the quarters ended June 30, 2012 and 2011, respectively, and $290 million and $885 million face amount of our debt for the six months ended June 30, 2012 and 2011, respectively.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

The decrease in overhead for the quarter and six-month periods ending June 30, 2012 compared with the prior-year periods was primarily the result of the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$134,893	2.32%	$143,999	2.37%	$136,043	2.39%	$145,681	2.39%
Private Education Loans	37,543	6.60	36,784	6.55	37,646	6.63	36,894	6.58
Other loans	179	9.31	242	8.94	183	9.50	252	9.06
Cash and investments	10,233	.22	10,565	.18	9,715	.22	10,870	.19

Total interest-earning assets	182,848	3.09%	191,590	3.06%	183,587	3.15%	193,697	3.07%

Non-interest-earning assets	4,794		5,477		4,781		5,332

Total assets	$187,642		$197,067		$188,368		$199,029

Average Liabilities and Equity
Short-term borrowings	$26,272	.89%	$31,352	.88%	$27,654	.91%	$32,209	.89%
Long-term borrowings	152,500	1.58	157,027	1.33	151,791	1.59	158,291	1.33

Total interest-bearing liabilities	178,772	1.48%	188,379	1.26%	179,445	1.48%	190,500	1.26%

Non-interest-bearing liabilities	3,845		3,639		3,874		3,455
Equity	5,025		5,049		5,049		5,074

Total liabilities and equity	$187,642		$197,067		$188,368		$199,029

Net interest margin		1.64%		1.82%		1.71%		1.84%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended June 30, 2012 vs. 2011
Interest income	$(57)	$14	$(71)
Interest expense	65	98	(33)

Net interest income	$(122)	$(82)	$(40)

Six Months Ended June 30, 2012 vs. 2011
Interest income	$(73)	$76	$(149)
Interest expense	137	206	(69)

Net interest income	$(210)	$(125)	$(85)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	June 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$2,152	$—	$2,152	$1,848	$4,000
Grace, repayment and other(2)	45,348	84,012	129,360	36,349	165,709

Total, gross	47,500	84,012	131,512	38,197	169,709
Unamortized premium/(discount)	720	774	1,494	(834)	660
Receivable for partially charged-off loans	—	—	—	1,277	1,277
Allowance for loan losses	(107)	(66)	(173)	(2,186)	(2,359)

Total student loan portfolio	$48,113	$84,720	$132,833	$36,454	$169,287

% of total FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$3,100	$—	$3,100	$2,263	$5,363
Grace, repayment and other(2)	46,618	86,925	133,543	35,830	169,373

Total, gross	49,718	86,925	136,643	38,093	174,736
Unamortized premium/(discount)	839	835	1,674	(873)	801
Receivable for partially charged-off loans	—	—	—	1,241	1,241
Allowance for loan losses	(117)	(70)	(187)	(2,171)	(2,358)

Total student loan portfolio	$50,440	$87,690	$138,130	$36,290	$174,420

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

(1)	Loans for borrowers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended June 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$49,159	$85,734	$134,893	$37,543	$172,436
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Three Months Ended June 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$53,667	$90,332	$143,999	$36,784	$180,783
% of FFELP	37%	63%	100%
% of total	30%	50%	80%	20%	100%

	Six Months Ended June 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$49,654	$86,389	$136,043	$37,646	$173,689
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Six Months Ended June 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$54,597	$91,084	$145,681	$36,894	$182,575
% of FFELP	37%	63%	100%
% of total	30%	50%	80%	20%	100%

Student Loan Activity

	Three Months Ended June 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$49,508	$86,426	$135,934	$36,732	$172,666
Acquisitions and originations	1,331	495	1,826	341	2,167
Capitalized interest and premium/discount amortization	310	349	659	263	922
Consolidations to third parties	(1,711)	(1,035)	(2,746)	(19)	(2,765)
Sales	(149)	—	(149)	—	(149)
Repayments and other	(1,176)	(1,515)	(2,691)	(863)	(3,554)

Ending balance	$48,113	$84,720	$132,833	$36,454	$169,287

	Three Months Ended June 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$54,366	$91,192	$145,558	$35,966	$181,524
Acquisitions and originations	190	58	248	292	540
Capitalized interest and premium/discount amortization	360	370	730	330	1,060
Consolidations to third parties	(730)	(280)	(1,010)	(15)	(1,025)
Sales	(192)	—	(192)	—	(192)
Repayments and other	(1,170)	(1,529)	(2,699)	(820)	(3,519)

Ending balance	$52,824	$89,811	$142,635	$35,753	$178,388

	Six Months Ended June 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$50,440	$87,690	$138,130	$36,290	$174,420
Acquisitions and originations	2,150	573	2,723	1,492	4,215
Capitalized interest and premium/discount amortization	645	747	1,392	508	1,900
Consolidations to third parties	(2,430)	(1,260)	(3,690)	(42)	(3,732)
Sales	(284)	—	(284)	—	(284)
Repayments and other	(2,408)	(3,030)	(5,438)	(1,794)	(7,232)

Ending balance	$48,113	$84,720	$132,833	$36,454	$169,287

	Six Months Ended June 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$56,252	$92,397	$148,649	$35,656	$184,305
Acquisitions and originations	293	305	598	1,221	1,819
Capitalized interest and premium/discount amortization	682	741	1,423	624	2,047
Consolidations to third parties	(1,581)	(558)	(2,139)	(32)	(2,171)
Sales	(381)	—	(381)	—	(381)
Repayments and other	(2,441)	(3,074)	(5,515)	(1,716)	(7,231)

Ending balance	$52,824	$89,811	$142,635	$35,753	$178,388

Private Education Loan Originations

Private Education Loan originations increased 22 percent from the year-ago quarter to $321 million in the quarter ended June 30, 2012.

The following table summarizes our Private Education Loan originations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Smart Option — Interest Only(1)	$100	$73	$458	$427
Smart Option — Fixed Pay(1)	71	104	417	622
Smart Option — Deferred(1)(2)	122	46	553	46
Other	28	41	54	109

Total Private Education Loan originations	$321	$264	$1,482	$1,204

(1)

Interest Only, Fixed Pay and Deferred describe the payment option while in school or in grace period. See “Consumer Lending Portfolio Performance — Private Education Loan Repayment Options” for further discussion.

(2)	Deferred repayment option reinstated in March 2011.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	June 30,
	2012		2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,098		$7,216
Loans in forbearance(2)	1,368		1,430
Loans in repayment and percentage of each status:
Loans current	27,650	90.0%	25,994	90.0%
Loans delinquent 31-60 days(3)	1,058	3.4	963	3.4
Loans delinquent 61-90 days(3)	643	2.1	575	2.0
Loans delinquent greater than 90 days(3)	1,380	4.5	1,339	4.6

Total Private Education Loans in repayment	30,731	100%	28,871	100%

Total Private Education Loans, gross	38,197		37,517
Private Education Loan unamortized discount	(834)		(861)

Total Private Education Loans	37,363		36,656
Private Education Loan receivable for partially charged-off loans	1,277		1,140
Private Education Loan allowance for losses	(2,186)		(2,043)

Private Education Loans, net	$36,454		$35,753

Percentage of Private Education Loans in repayment		80.5%		77.0%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%		10.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		4.3%		4.7%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		74.3%		66.0%

(1)

Deferment includes borrowers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payment on their loans, e.g. residency periods for medical students or grace period for bar exam preparation.

(2)

Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Activity in Allowance for Private Education Loans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Allowance at beginning of period	$2,190	$2,034	$2,171	$2,022
Provision for Private Education Loan losses	225	265	460	540
Charge-offs(1)	(235)	(263)	(459)	(537)
Reclassification of interest reserve(2)	6	7	14	18

Allowance at end of period	$2,186	$2,043	$2,186	$2,043

Charge-offs as a percentage of average loans in repayment (annualized)	3.09%	3.71%	3.03%	3.82%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	2.96%	3.54%	2.90%	3.65%
Allowance as a percentage of ending total loans	5.54%	5.28%	5.54%	5.28%
Allowance as a percentage of ending loans in repayment	7.11%	7.07%	7.11%	7.07%
Average coverage of charge-offs (annualized)	2.3	1.9	2.4	1.9
Ending total loans(3)	$39,474	$38,657	$39,474	$38,657
Average loans in repayment	$30,533	$28,489	$30,456	$28,309
Ending loans in repayment	$30,731	$28,871	$30,731	$28,871

(1)

Charge-offs are reported net of expected recoveries. The expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans.

	June 30, 2012			June 30, 2011
	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$35,529	$3,945	$39,474	$34,419	$4,238	$38,657
Ending loans in repayment	28,075	2,656	30,731	26,134	2,737	28,871
Private Education Loan allowance for losses	1,589	597	2,186	1,363	680	2,043
Charge-offs as a percentage of average loans in repayment (annualized)	2.46%	9.76%	3.09%	2.78%	12.51%	3.71%
Allowance as a percentage of ending total loans	4.5%	15.1%	5.5%	4.0%	16.0%	5.3%
Allowance as a percentage of ending loans in repayment	5.7%	22.5%	7.1%	5.2%	24.8%	7.1%
Average coverage of charge-offs (annualized)	2.3	2.3	2.3	1.9	2.0	1.9
Delinquencies as a percentage of Private Education Loans in repayment	8.6%	25.5%	10.0%	8.3%	25.9%	10.0%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.7%	12.6%	4.5%	3.7%	13.2%	4.6%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.1%	6.4%	4.3%	4.5%	7.0%	4.7%
Loans that entered repayment during the period(2)	$674	$57	$731	$1,010	$103	$1,113
Percentage of Private Education Loans with a cosigner	66%	29%	63%	64%	29%	60%
Average FICO at origination	727	624	718	725	624	716

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered.

The following table summarizes the activity in the receivable for partially charged-off loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Receivable at beginning of period	$1,250	$1,090	$1,241	$1,040
Expected future recoveries of current period defaults(1)	82	94	151	191
Recoveries(2)	(44)	(37)	(94)	(77)
Charge-offs(3)	(11)	(7)	(21)	(14)

Receivable at end of period	$1,277	$1,140	$1,277	$1,140

(1)

Remaining loan balance expected to be collected from contractual loan balances partially charged off during the period. This is the difference between the defaulted loan balance and the amount of the defaulted loan balance that was charged off.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The monthly average number of loans granted forbearance as a percentage of loans in repayment and forbearance decreased to 4.5 percent in the second quarter of 2012 compared to the year-ago quarter of 5.0 percent. As of June 30, 2012, 2.1 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of June 30, 2012 (borrowers made payments on approximately 28 percent of these loans immediately prior to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.6%	9.1%	5.4%
Current	49.8	58.1	65.9
Delinquent 31-60 days	3.2	2.0	.4
Delinquent 61-90 days	1.9	1.2	.2
Delinquent greater than 90 days	4.8	2.8	.3
Forbearance	4.2	3.2	—
Defaulted	20.1	11.3	6.8
Paid	6.4	12.3	21.0

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At June 30, 2012, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.8 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.3 percent for loans that have been in active repayment status for more than 48 months. Approximately 77 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
June 30, 2012	1 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,098	$6,098
Loans in forbearance	838	214	147	74	95	—	1,368
Loans in repayment — current	6,406	5,847	5,128	3,621	6,648	—	27,650
Loans in repayment — delinquent 31-60 days	478	207	164	87	122	—	1,058
Loans in repayment — delinquent 61-90 days	321	119	93	48	62	—	643
Loans in repayment — delinquent greater than 90 days	706	269	191	94	120	—	1,380

Total	$8,749	$6,656	$5,723	$3,924	$7,047	$6,098	38,197

Unamortized discount							(834)
Receivable for partially charged-off loans							1,277
Allowance for loan losses							(2,186)

Total Private Education Loans, net							$36,454

Loans in forbearance as a percentage of loans in repayment and forbearance	9.6%	3.2%	2.6%	1.9%	1.3%	—%	4.3%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
June 30, 2011	1 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$7,216	$7,216
Loans in forbearance	990	200	118	57	65	—	1,430
Loans in repayment — current	8,254	5,844	4,131	3,040	4,725	—	25,994
Loans in repayment — delinquent 31-60 days	487	192	127	65	92	—	963
Loans in repayment — delinquent 61-90 days	327	108	66	32	42	—	575
Loans in repayment — delinquent greater than 90 days	735	281	150	73	100	—	1,339

Total	$10,793	$6,625	$4,592	$3,267	$5,024	$7,216	37,517

Unamortized discount							(861)
Receivable for partially charged-off loans							1,140
Allowance for loan losses							(2,043)

Total Private Education Loans, net							$35,753

Loans in forbearance as a percentage of loans in repayment and forbearance	9.2%	3.0%	2.6%	1.8%	1.3%	—%	4.7%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 5 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	June 30, 2012		June 30, 2011
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
Up to 12 months	$940	69%	$947	66%
13 to 24 months	356	26	433	30
More than 24 months	72	5	50	4

Total	$1,368	100%	$1,430	100%

Private Education Loan Repayment Options

Certain loan programs allow borrowers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of June 30, 2012.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in Repayment	$24,294	$4,822	$1,615	$30,731
$ in Total	$30,590	$5,928	$1,679	38,197
Payment method by enrollment status:

In-school/Grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the borrower. Borrowers elect to participate in this program at the time they enter repayment following their grace period. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of June 30, 2012 and 2011, borrowers in repayment owing approximately $7.0 billion (23 percent of loans in repayment) and $7.4 billion (26 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 11 percent and 12 percent were non-traditional loans as of June 30, 2012 and 2011, respectively.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	June 30,
	2012		2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$21,157		$25,718
Loans in forbearance(2)	18,357		21,048
Loans in repayment and percentage of each status:
Loans current	76,258	82.9%	78,201	82.9%
Loans delinquent 31-60 days(3)	5,239	5.7	5,149	5.5
Loans delinquent 61-90 days(3)	2,816	3.1	2,909	3.1
Loans delinquent greater than 90 days(3)	7,685	8.3	8,023	8.5

Total FFELP Loans in repayment	91,998	100%	94,282	100%

Total FFELP Loans, gross	131,512		141,048
FFELP Loan unamortized premium	1,494		1,776

Total FFELP Loans	133,006		142,824
FFELP Loan allowance for losses	(173)		(189)

FFELP Loans, net	$132,833		$142,635

Percentage of FFELP Loans in repayment		70.0%		66.8%

Delinquencies as a percentage of FFELP Loans in repayment		17.1%		17.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.6%		18.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Activity in Allowance for FFELP Loans
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011
Allowance at beginning of period	180	190	187	189
Provision for FFELP Loan losses	18	23	36	46
Charge-offs	(23)	(21)	(46)	(41)
Student loan sales	(2)	(3)	(4)	(5)

Allowance at end of period	$173	$189	$173	$189

Charge-offs as a percentage of average loans in repayment (annualized)	.10%	.09%	.10%	.09%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	.07%	.08%	.07%
Allowance as a percentage of ending total loans, gross	.13%	.13%	.13%	.13%
Allowance as a percentage of ending loans in repayment	.19%	.20%	.19%	.20%
Allowance coverage of charge-offs (annualized)	1.8	2.3	1.9	2.3
Ending total loans, gross	$131,512	$141,048	$131,512	$141,048
Average loans in repayment	$92,436	$94,318	$92,793	$94,908
Ending loans in repayment	$91,998	$94,282	$91,998	$94,282

Liquidity and Capital Resources

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $2.4 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the issuance of additional bank deposits, the very predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our FFELP ABCP Facilities and the facility with the Federal Home Loan Bank in Des Moines (the “FHLB-DM Facility”); and we may also issue term ABS and unsecured debt.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term. We have $362 million of cash at the Bank as of June 30, 2012 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations.

The acquisition of loan portfolios may require additional funding. Additionally, it is our intent to refinance, primarily through securitizations, the FFELP Loans that are currently in the ED Conduit Program by its January 2014 maturity date. We currently have $15.9 billion of collateral in the ED Conduit Program. While the assets in this facility can be put to ED at the conclusion of the program thus eliminating a call on our liquidity, we intend to refinance these assets in the term ABS market prior to the facility’s expiration. In addition, capacity is maintained in our FFELP ABCP Facility and our FHLB-DM Facility to finance a portion of this collateral should term financing not be achieved or available.

Sources of Liquidity and Available Capacity

Ending Balances

	As of
(Dollars in millions)	June 30, 2012	December 31, 2011
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,717	$1,403
Sallie Mae Bank(1)	362	1,462

Total unrestricted cash and liquid investments	$3,079	$2,865

Unencumbered FFELP Loans	$1,370	$994

Average Balances

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,584	$2,464	$2,120	$2,694
Sallie Mae Bank(1)	660	1,041	770	1,211

Total unrestricted cash and liquid investments	$3,244	$3,505	$2,890	$3,905

Unencumbered FFELP Loans	$1,277	$1,673	$1,178	$1,925

(1)	This cash will be used primarily to originate or acquire student loans at the Bank. See discussion below on restrictions on the Bank to pay dividends.

We may also have liquidity available under secured credit facilities to the extent we have eligible collateral and capacity available. Current borrowing capacity under the FFELP ABCP Facility and FHLB-DM Facility is determined based on each facility’s size, current usage and qualifying collateral from the unencumbered FFELP Loans reported as primary liquidity in the tables above. Additional borrowing capacity could be used to fund FFELP Loan portfolio acquisitions and to refinance FFELP Loans used as collateral in the ED Conduit Program Facility. As of June 30, 2012 and December 31, 2011, the maximum additional amount we could borrow under these facilities was $10.5 billion and $11.3 billion, respectively. For the three and six months ended June 30, 2012 and 2011, the average maximum additional amount we could borrow under these facilities was $10.7 billion and $11.4 billion, and $11.4 billion and $11.7 billion, respectively. These maximum total amounts we can borrow are contingent upon obtaining eligible FFELP Loan collateral. If we use our unencumbered FFELP Loans as collateral to borrow against these facilities, the available capacity is reduced accordingly.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. At June 30, 2012, we had a total of $20.2 billion of unencumbered assets (which includes the assets that comprise our primary liquidity listed in the table above and are available to serve as collateral for our secured credit facilities discussed in the preceding paragraph), excluding goodwill and acquired intangibles. Total unencumbered student loans, net, comprised $11.5 billion of our unencumbered assets of which $10.1 billion and $1.4 billion related to Private Education Loans, net and FFELP Loans, net, respectively.

The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. While applicable Utah and FDIC regulations differ in approach as to determinations of impairment of capital and surplus, neither method of determination has historically required the Bank to obtain consent to the payment of dividends. For the six months ended June 30, 2012, the Bank paid dividends of $270 million; no dividends were paid in the year-ago period.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	June 30, 2012	December 31, 2011
Net assets of consolidated variable interest entities (encumbered assets)	$12.8	$12.9
Tangible unencumbered assets(1)	20.2	20.2
Unsecured debt	(24.6)	(24.1)
Mark-to-market on unsecured hedged debt(2)	(1.8)	(1.9)
Other liabilities, net	(2.1)	(2.3)

Total tangible equity	$4.5	$4.8

(1)	Excludes goodwill and acquired intangible assets.

(2)

At June 30, 2012 and December 31, 2011, there were $1.5 billion and $1.6 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Transactions during the Six Months Ended June 30, 2012

The following financing transactions have taken place in the first six months of 2012:

On January 13, 2012, the FFELP ABCP Facility was amended to increase the amount available to $7.5 billion, reflecting an increase of $2.5 billion over the previously scheduled facility reduction. In addition, the amendment extends the final maturity date by one year to January 9, 2015 and increases the amount available at future step-down dates.

FFELP Financings:

•	January 19, 2012 — issued $765 million of FFELP ABS.

•	March 15, 2012 — issued $824 million of FFELP ABS.

•	May 3, 2012 — issued $1.3 billion of FFELP ABS.

•	June 14, 2012 — issued $1.5 billion of FFELP ABS.

Private Education Loan Financings:

•	February 9, 2012 — issued $547 million of Private Education Loan ABS.

•	April 12, 2012 — issued $891 million of Private Education Loan ABS.

•	May 31, 2012 — issued $1.1 billion of Private Education Loan ABS.

Unsecured Financings:

•	January 27, 2012 — issued $1.5 billion senior unsecured debt, consisting of a $750 million five-year term bond and a $750 million ten-year term bond.

•	June 18, 2012 — issued $350 million unsecured debt with an average life of 4.5 years.

We increased our regular quarterly common stock dividends to $0.125 per share in the first and second quarters of 2012, up from $0.10 per share for the last three quarters of 2011. During the second quarter of 2012, we authorized an additional $400 million to be utilized in our ongoing share repurchase program; we previously authorized $500 million in January 2012. During the first half of 2012, we repurchased 40.5 million shares of common stock at an aggregate price of $609 million. At June 30, 2012, we had $291 million of remaining share repurchase authorization.

Recent Third-Quarter 2012 Transactions

The following transactions have taken place in the third quarter of 2012:

FFELP Financings:

•	July 19, 2012 — issued $1.3 billion of FFELP ABS.

Private Education Loan Financings:

•	July 26, 2012 — issued $0.6 billion of Private Education Loan ABS.

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

The table below highlights exposure related to our derivative counterparties at June 30, 2012.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts(1)
Exposure, net of collateral	$75	$593
Percentage of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	87%	29%
Percentage of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

(1)

Current turmoil in the European markets has led to increased disclosure of exposure to those markets. Of the total net exposure, $516 million is related to financial institutions located in France; of this amount, $412 million carries a guaranty from the French government. This exposure relates to $6.5 billion notional amount of cross-currency interest rate swaps held in our securitization trusts (of which $3.7 billion notional amount carries a guaranty from the French government). Counterparties to these derivatives are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of June 30, 2012, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at June 30, 2012 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $122 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at June 30, 2012 and December 31, 2011, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and six months ended June 30, 2012 and 2011. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	June 30, 2012			December 31, 2011
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,359	$16,131	$18,490	$1,801	$15,199	$17,000
Brokered deposits	765	1,550	2,315	1,733	1,956	3,689
Retail and other deposits	2,367	—	2,367	2,123	—	2,123
Other(1)	1,422	—	1,422	1,329	—	1,329

Total unsecured borrowings	6,913	17,681	24,594	6,986	17,155	24,141

Secured borrowings:
FFELP Loan securitizations	—	107,545	107,545	—	107,905	107,905
Private Education Loan securitizations	—	19,803	19,803	—	19,297	19,297
ED Conduit Program Facility	15,903	—	15,903	21,313	—	21,313
FFELP ABCP Facility	—	5,435	5,435	—	4,445	4,445
Private Education Loan ABCP Facility	—	1,764	1,764	—	1,992	1,992
Acquisition financing(2)	—	813	813	—	916	916
FHLB-DM Facility	1,680	—	1,680	1,210	—	1,210

Total secured borrowings	17,583	135,360	152,943	22,523	134,555	157,078

Total “Core Earnings” basis	24,496	153,041	177,537	29,509	151,710	181,219
Hedge accounting adjustments	(3)	2,435	2,432	64	2,683	2,747

Total GAAP basis	$24,493	$155,476	$179,969	$29,573	$154,393	$183,966

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured borrowings comprised 86 percent and 87 percent of our “Core Earnings” basis debt outstanding at June 30, 2012 and December 31, 2011, respectively.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$18,327	2.94%	$19,845	2.31%	$18,165	2.91%	$20,629	2.23%
Brokered deposits	2,934	1.93	3,729	2.41	3,224	2.01	4,040	2.41
Retail and other deposits	2,307	.82	1,491	1.16	2,295	.89	1,484	1.20
Other(1)	1,367	.16	1,132	.23	1,384	.13	1,076	.28

Total unsecured borrowings	24,935	2.47	26,197	2.17	25,068	2.45	27,229	2.12

Secured borrowings:
FFELP Loans securitizations	107,008	1.12	111,154	.89	107,119	1.13	111,879	.90
Private Education Loans securitizations	19,212	2.11	21,051	2.19	18,895	2.10	21,034	2.18
ED Conduit Program Facility	17,999	.82	23,220	.74	19,257	.81	23,665	.75
FFELP ABCP Facility	5,364	.96	4,850	1.03	4,691	1.06	4,893	1.08
Private Education Loan ABCP Facility	2,156	1.90	—	—	2,395	1.79	—	—
Acquisition financing(2)	824	4.83	1,024	4.79	848	4.84	1,044	4.83
FHLB-DM Facility	1,274	.36	883	.25	1,172	.33	756	.28

Total secured borrowings	153,837	1.23	162,182	1.06	154,377	1.23	163,271	1.07

Total	$178,772	1.40%	$188,379	1.21%	$179,445	1.40%	$190,500	1.22%

“Core Earnings” average balance and rate	$178,772	1.40%	$188,379	1.21%	$179,445	1.40%	$190,500	1.22%
Adjustment for GAAP accounting treatment	—	.08	—	.05	—	.08	—	.04

GAAP basis average balance and rate	$178,772	1.48%	$188,379	1.26%	$179,445	1.48%	$190,500	1.26%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our 2011 Form 10-K. There were no significant changes to these critical accounting policies during the six months ended June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2012 and December 31, 2011, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise after the respective balance sheet dates below.

	As of June 30, 2012			As of June 30, 2011
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rate:		Funding Spreads	Interest Rate:		Funding Spreads
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(18)	$24	$(334)	$(14)	$(9)	$(421)
Unrealized gains (losses) on derivative and hedging activities	499	848	(9)	472	818	(22)

Increase in net income before taxes	$481	$872	$(343)	$458	$809	$(443)

Increase in diluted earnings per common share	$.963	$1.748	$(.688)	$.862	$1.524	$(.834)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At June 30, 2012
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$131,147	$(771)	(1)%	$(1,523)	(1)%
Private Education Loans	34,792	—	—	—	—
Other earning assets	10,840	—	—	(1)	—
Other assets	8,952	(614)	(7)	(1,366)	(15)

Total assets gain/(loss)	$185,731	$(1,385)	(1)%	$(2,890)	(2)%

Liabilities
Interest bearing liabilities	$169,895	$(807)	—%	$(2,219)	(1)%
Other liabilities	4,172	(523)	(13)	(570)	(14)

Total liabilities (gain)/loss	$174,067	$(1,330)	(1)%	$(2,789)	(2)%

	At December 31, 2011
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$134,196	$(665)	—%	$(1,335)	(1)%
Private Education Loans	33,968	—	—	—	—
Other earning assets	9,871	—	—	(1)	—
Other assets	8,943	(639)	(7)	(1,420)	(16)

Total assets gain/(loss)	$186,978	$(1,304)	(1)%	$(2,756)	(1)%

Liabilities
Interest bearing liabilities	$171,152	$(730)	—%	$(2,002)	(1)%
Other liabilities	4,128	(617)	(15)	(801)	(19)

Total liabilities (gain)/loss	$175,280	$(1,347)	(1)%	$(2,803)	(2)%

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

During the three months ended June 30, 2012 and 2011, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our unhedged loans being in a fixed rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease. The variance in pre-tax income before unrealized gains (losses) on derivative and hedging activities, when comparing the 300 basis point increase scenario in the 2012 analysis versus the 2011 analysis, related to a higher balance of variable assets being funded with fixed rate liabilities at June 30, 2012 than at June 30, 2011. This resulted in the positive impact to the net interest margin for June 30, 2012 versus the negative impact for June 30, 2011.

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Spreads Increase by 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in the June 30, 2012 analysis is the result of one-month LIBOR-indexed FFELP Loans (loans formerly indexed to commercial paper) being funded with three-month LIBOR and other non-discrete indexed liabilities. In the June 30, 2011 analysis, it is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Asset and Liability Funding Gap” of this Item 2 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

In addition to interest rate risk addressed in the preceding tables, we are also exposed to risks related to foreign currency exchange rates. Foreign currency exchange rate risk is primarily the result of foreign currency denominated debt issued by us. When we issue foreign currency denominated corporate unsecured and securitization debt, our policy is to use cross-currency interest rate swaps to swap all foreign currency denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest-bearing liabilities would be affected by a change in exchange rates; however, the change would be materially offset by the cross-currency interest rate swaps in other assets or other liabilities. In the current economic environment, volatility in the spread between spot and forward foreign currency exchange rates has resulted in material mark-to-market impacts to current-period earnings which have not been factored into the above analysis. The earnings impact is non-cash, and at maturity of the instruments the cumulative mark-to-market impact will be zero.

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2012. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivative and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$7.4	$—	$7.4
Prime	annual	.7	—	.7
Prime	quarterly	4.6	—	4.6
Prime	monthly	20.9	—	20.9
Prime	daily	—	1.7	(1.7)
PLUS Index	annual	.4	—	.4
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	115.4	(115.4)
1-month LIBOR	monthly	10.9	23.0	(12.1)
1-month LIBOR daily	daily	124.8	—	124.8
CMT/CPI Index	monthly/quarterly	—	1.5	(1.5)
Non-discrete reset(3)	monthly	—	28.4	(28.4)
Non-discrete reset(4)	daily/weekly	10.8	3.8	7.0
Fixed rate(5)		8.6	15.3	(6.7)

Total		$189.1	$189.1	$—

(1)	FFELP Loans of $47.8 billion ($42.5 billion LIBOR index and $5.3 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program facility and the FHLB-DM facility.

(4)

Assets include restricted and unrestricted cash equivalents and other overnight-type instruments. Funding includes retail and other deposits and the obligation to return cash collateral held related to derivatives exposure.

(5)	Assets include receivables and other assets (including goodwill and acquired intangible assets). Funding includes other liabilities and stockholders’ equity (excluding series B preferred stock).

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that typically convert quarterly reset three-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges and, as a result, the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$7.4	$1.8	$5.6
Prime	annual	.7	—	.7
Prime	quarterly	4.6	—	4.6
Prime	monthly	20.9	4.5	16.4
Prime	daily	—	1.7	(1.7)
PLUS Index	annual	.4	—	.4
3-month LIBOR	daily	—	14.5	(14.5)
3-month LIBOR	quarterly	—	80.2	(80.2)
1-month LIBOR	monthly	10.9	31.9	(21.0)
1-month LIBOR	daily	124.8	8.0	116.8
Non-discrete reset(3)	monthly	—	28.4	(28.4)
Non-discrete reset(4)	daily/weekly	10.8	3.8	7.0
Fixed rate(5)		6.1	11.8	(5.7)

Total		$186.6	$186.6	$—

(1)	FFELP Loans of $12.6 billion ($10.7 billion LIBOR index and $1.9 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program facility and the FHLB-DM facility.

(4)

Assets include restricted and unrestricted cash equivalents and other overnight-type instruments. Funding includes retail and other deposits and the obligation to return cash collateral held related to derivatives exposure.

(5)	Assets include receivables and other assets (including goodwill and acquired intangible assets). Funding includes other liabilities and stockholders’ equity (excluding series B preferred stock).

We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or, when economical, have interest rate characteristics that we believe are highly correlated. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in recent years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings.

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2012.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.5
Other loans	6.2
Cash and investments	.1

Total earning assets	7.1

Borrowings
Short-term borrowings	.3
Long-term borrowings	6.9

Total borrowings	5.9

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In Re SLM Corporation Securities Litigation. On January 31, 2008, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York alleging the Company and certain officers violated federal securities laws by, among other things, issuing a series of materially false and misleading statements with respect to our financial results for year-end 2006 and the first quarter of 2007. This case and other actions arising out of the same circumstances and alleged acts were consolidated. Earlier this year, the court certified a class, appointed class counsel and appointed a class representative. On March 23, 2012, the parties agreed to a preliminary settlement pursuant to which we would pay $35 million to be funded by our insurers, which settlement is subject to final Court approval. The settlement is also subject to certain termination rights of the parties and the satisfaction of certain conditions precedent. We can provide no assurance that we will finalize the settlement. We continue to vigorously deny all claims asserted against us.

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

There have been no material changes from the risk factors previously disclosed in our 2011 Form 10-K, except as set forth below:

The scope and profitability of our businesses remain subject to risks arising from legislative and administrative actions.

The issue of how to pay for college, including the role of education lending, is increasingly part of the political, election year debate. While the end of FFELP in 2010 eliminated our most significant involvement with the federal government, Congressional, Presidential and administrative actions and budget decisions may still significantly affect our business, financial condition and results of operations. Recent Administration budget proposals and executive orders, Congressional legislative proposals and other regulatory recommendations have included, and continue to include provisions that, if passed, could affect us.

As Congress has not passed a full federal budget since fiscal year 2009, the timing and manner of implementation of various education lending-related initiatives has become less predictable. For example, in early 2012 the Administration by executive authority implemented a Special Direct Consolidation Loan Initiative, which had initially been included in the Administration’s 2011 budget not passed by Congress. This initiative provided a temporary incentive to certain borrowers to consolidate their FFELP lender’s loans into the DSLP program by providing interest rate reductions on FFELP loans eligible for consolidation and ended on June 30, 2012. The President’s 2013 budget puts forward a number of education lending-related initiatives, including a proposed reduction in payments by ED to service providers assisting students with the rehabilitation of defaulted FFELP Loans. If passed, these types of proposals have the potential to reallocate Federal funding and appropriations in ways that could be detrimental to our lending and collection business.

The dischargeability of Private Education Loans in bankruptcy is once again receiving significant attention. The CFPB and ED in their Private Student Loan Industry Report have recommended Congress consider whether the existing treatment of Private Education Loans by the federal Bankruptcy Code has achieved desired policy goals. Members of Congress frequently propose the federal Bankruptcy Code’s treatment of education loans be reconsidered. One bill proposing full dischargability of Private Education Loans in bankruptcy proceedings remains pending in the current Congress.

We cannot estimate the timing, method of implementation or likelihood of passage of any of the Congressional or administrative proposals of the types described above, nor anticipate their ultimate content. However, the adoption and implementation of proposals such as these, individually or in combination, could significantly increase our costs, effect our ability to service and collect loans and materially and adversely impact our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2012.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2012	5.5	$15.18	5.4	$150
May 1 — May 31, 2012	11.0	13.57	10.9	402
June 1 — June 30, 2012	7.7	14.85	7.5	291

Total second-quarter 2012	24.2	$14.35	23.8

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	On January 26, 2012, our board of directors authorized us to purchase up to $500 million of shares of our common stock. An additional $400 million of purchases was authorized on May 24, 2012.

The closing price of our common stock on the NASDAQ Global Select Market on June 29, 2012 was $15.71.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/s/ JONATHAN C. CLARK
Jonathan C. Clark Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 3, 2012