Form 10-Q
period 2012-09-30
SLM CORP
filed 2012-11-02
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2012
Common stock, $.20 par value	462,158,784 shares

SLM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
FFELP Loans (net of allowance for losses of $166 and $187, respectively)	$127,747	$138,130
Private Education Loans (net of allowance for losses of $2,196 and $2,171, respectively)	37,101	36,290
Investments
Available-for-sale	63	70
Other	1,137	1,052

Total investments	1,200	1,122
Cash and cash equivalents	3,083	2,794
Restricted cash and investments	6,331	5,873
Goodwill and acquired intangible assets, net	462	478
Other assets	8,279	8,658

Total assets	$184,203	$193,345

Liabilities
Short-term borrowings	$20,457	$29,573
Long-term borrowings	154,786	154,393
Other liabilities	4,014	4,128

Total liabilities	179,257	188,094

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $.20 per share, 1.125 billion shares authorized: 534 million and 529 million shares, issued, respectively	107	106
Additional paid-in capital	4,219	4,136
Accumulated other comprehensive loss (net of tax benefit of $5 and $8, respectively)	(8)	(14)
Retained earnings	1,165	770

Total SLM Corporation stockholders’ equity before treasury stock	6,048	5,563
Less: Common stock held in treasury at cost: 72 million and 20 million shares, respectively	(1,108)	(320)

Total SLM Corporation stockholders’ equity	4,940	5,243
Noncontrolling interest	6	8

Total equity	4,946	5,251

Total liabilities and equity	$184,203	$193,345

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2012	December 31, 2011
FFELP Loans	$124,222	$135,536
Private Education Loans	25,889	24,962
Restricted cash and investments	6,202	5,609
Other assets	2,216	2,638
Short-term borrowings	12,778	21,313
Long-term borrowings	132,738	134,533

Net assets of consolidated variable interest entities	$13,013	$12,899

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
FFELP Loans	$840	$858	$2,459	$2,584
Private Education Loans	615	609	1,856	1,813
Other loans	4	5	13	17
Cash and investments	5	4	16	14

Total interest income	1,464	1,476	4,344	4,428
Total interest expense	645	591	1,968	1,777

Net interest income	819	885	2,376	2,651
Less: provisions for loan losses	270	409	766	1,003

Net interest income after provisions for loan losses	549	476	1,610	1,648

Other income (loss):
Losses on derivative and hedging activities, net	(233)	(480)	(600)	(1,231)
Servicing revenue	94	95	283	286
Contingency revenue	85	84	261	248
Gains on debt repurchases	44	—	102	38
Other	3	1	40	25

Total other income (loss)	(7)	(300)	86	(634)

Expenses:
Salaries and benefits	122	138	369	398
Other operating expenses	122	147	374	459

Total operating expenses	244	285	743	857
Goodwill and acquired intangible assets impairment and amortization expense	5	6	14	18
Restructuring expenses	2	1	11	6

Total expenses	251	292	768	881

Income (loss) from continuing operations before income tax expense (benefit)	291	(116)	928	133
Income tax expense (benefit)	104	(46)	339	44

Net income (loss) from continuing operations	187	(70)	589	89
Income from discontinued operations, net of tax expense	—	23	—	33

Net income (loss)	187	(47)	589	122
Less: net loss attributable to noncontrolling interest	(1)	—	(2)	—

Net income (loss) attributable to SLM Corporation	188	(47)	591	122
Preferred stock dividends	5	5	15	13

Net income (loss) attributable to SLM Corporation common stock	$183	$(52)	$576	$109

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.39	$(.14)	$1.19	$.15
Discontinued operations	—	.04	—	.06

Total	$.39	$(.10)	$1.19	$.21

Average common shares outstanding	464	511	483	520

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.39	$(.14)	$1.18	$.15
Discontinued operations	—	.04	—	.06

Total	$.39	$(.10)	$1.18	$.21

Average common and common equivalent shares outstanding	471	511	490	526

Dividends per common share attributable to SLM Corporation	$.125	$.10	$.375	$.20

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$187	$(47)	$589	$122
Other comprehensive income (loss):
Unrealized gains/(losses) on derivatives:
Unrealized hedging losses on derivatives	(3)	—	(14)	(6)
Reclassification adjustments for derivative losses included in net income	6	15	22	44
Unrealized gains on investments	—	—	1	1
Income tax benefit (expense)	(1)	(5)	(3)	(14)

Other comprehensive income, net of tax	2	10	6	25

Comprehensive income (loss)	189	(37)	595	147
Less: comprehensive loss attributable to noncontrolling interest	(1)	—	(2)	—

Total comprehensive income (loss) attributable to SLM Corporation	$190	$(37)	$597	$147

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at June 30, 2011	7,300,000	528,623,163	(10,474,334)	518,148,829	$565	$106	$4,114	$(30)	$418	$(170)	$5,003	$8	$5,011
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(47)	—	(47)	—	(47)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	10	—	—	10	—	10

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	(37)	—	(37)
Cash dividends:
Common stock ($.10 per share)	—	—	—	—	—	—	—	—	(51)	—	(51)	—	(51)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.50 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	288,291	—	288,291	—	—	3	—	—	—	3	—	3
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	—	—	—	—	—	11	—	—	—	11	—	11
Common stock repurchased	—	—	(9,460,512)	(9,460,512)	—	—	—	—	—	(145)	(145)	—	(145)
Shares repurchased related to employee stock-based compensation plans	—	—	(244,758)	(244,758)	—	—	—	—	—	(4)	(4)	—	(4)

Balance at September 30, 2011	7,300,000	528,911,454	(20,179,604)	508,731,850	$565	$106	$4,127	$(20)	$315	$(319)	$4,774	$8	$4,782

Balance at June 30, 2012	7,300,000	532,672,974	(63,270,775)	469,402,199	$565	$107	$4,196	$(10)	$1,040	$(967)	$4,931	$7	$4,938
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	188	—	188	(1)	187
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	190	(1)	189
Cash dividends:
Common stock ($.125 per share)	—	—	—	—	—	—	—	—	(58)	—	(58)	—	(58)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.57 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	1,654,506	—	1,654,506	—	—	17	—	—	—	17	—	17
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	—	—	8	—	—	—	8	—	8
Common stock repurchased	—	—	(7,643,999)	(7,643,999)	—	—	—	—	—	(121)	(121)	—	(121)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,253,922)	(1,253,922)	—	—	—	—	—	(20)	(20)	—	(20)

Balance at September 30, 2012	7,300,000	534,327,480	(72,168,696)	462,158,784	$565	$107	$4,219	$(8)	$1,165	$(1,108)	$4,940	$6	$4,946

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565	$119	$5,940	$(45)	$309	$(1,876)	$5,012	$—	$5,012
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	122	—	122	—	122
Other comprehensive income, net of tax	—	—	—	—	—	—	—	25	—	—	25	—	25

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	147	—	147
Cash dividends:
Common stock ($.20 per share)	—	—	—	—	—	—	—	—	(103)	—	(103)	—	(103)
Preferred stock, series A ($2.61 per share)	—	—	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Preferred stock, series B ($1.07 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	—	3,722,349	—	3,722,349	—	1	38	—	—	—	39	—	39
Retirement of common stock in treasury	—	(70,074,369)	70,074,369	—	—	(14)	(1,890)	—	—	1,904	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(9)	—	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	—	—	—	—	48	—	—	—	48	—	48
Common stock repurchased	—	—	(19,054,115)	(19,054,115)	—	—	—	—	—	(300)	(300)	—	(300)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,880,269)	(2,880,269)	—	—	—	—	—	(47)	(47)	—	(47)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	8	8

Balance at September 30, 2011	7,300,000	528,911,454	(20,179,604)	508,731,850	$565	$106	$4,127	$(20)	$315	$(319)	$4,774	$8	$4,782

Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	591	—	591	(2)	589
Other comprehensive income, net of tax	—	—	—	—	—	—	—	6	—	—	6	—	6

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	597	(2)	595
Cash dividends:
Common stock ($.375 per share)	—	—	—	—	—	—	—	—	(180)	—	(180)	—	(180)
Preferred stock, series A ($2.61 per share)	—	—	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Preferred stock, series B ($1.69 per share)	—	—	—	—	—	—	—	—	(7)	—	(7)	—	(7)
Restricted stock dividend	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	5,252,158	—	5,252,158	—	1	47	—	—	—	48	—	48
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(5)	—	—	—	(5)	—	(5)
Stock-based compensation expense	—	—	—	—	—	—	41	—	—	—	41	—	41
Common stock repurchased	—	—	(48,184,145)	(48,184,145)	—	—	—	—	—	(730)	(730)	—	(730)
Shares repurchased related to employee stock-based compensation plans	—	—	(3,660,554)	(3,660,554)	—	—	—	—	—	(58)	(58)	—	(58)

Balance at September 30, 2012	7,300,000	534,327,480	(72,168,696)	462,158,784	$565	$107	$4,219	$(8)	$1,165	$(1,108)	$4,940	$6	$4,946

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$589	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on debt repurchases	(102)	(38)
Goodwill and acquired intangible assets impairment and amortization expense	14	18
Stock-based compensation expense	41	48
Unrealized losses on derivative and hedging activities	51	647
Provisions for loan losses	766	1,003
Decrease in restricted cash — other	37	43
Decrease in accrued interest receivable	204	136
(Decrease) increase in accrued interest payable	(55)	82
Decrease in other assets	286	132
Decrease in other liabilities	(2)	(119)

Total adjustments	1,240	1,952

Total net cash provided by operating activities	1,829	2,074

Investing activities
Student loans acquired and originated	(5,497)	(3,166)
Reduction of student loans:
Installment payments, claims and other	14,167	9,672
Proceeds from sales of student loans	428	568
Other investing activities, net	(101)	(483)
Purchases of available-for-sale securities	(39)	(125)
Proceeds from sales and maturities of available-for-sale securities	56	163
Purchases of held-to-maturity and other securities	(182)	(198)
Proceeds from maturities of held-to-maturity and other securities	161	195
(Increase) decrease in restricted cash – variable interest entities	(496)	435

Cash provided by investing activities — continuing operations	8,497	7,061

Cash provided by investing activities — discontinued operations	—	109

Total net cash provided by investing activities	8,497	7,170

Financing activities
Borrowings collateralized by loans in trust — issued	10,004	3,034
Borrowings collateralized by loans in trust — repaid	(11,565)	(8,506)
Asset-backed commercial paper conduits, net	140	(515)
ED Conduit Program facility, net	(8,960)	(2,517)
Other short-term borrowings issued	23	—
Other short-term borrowings repaid	(122)	—
Other long-term borrowings issued	3,769	1,967
Other long-term borrowings repaid	(2,952)	(4,294)
Other financing activities, net	224	594
Retail and other deposits, net	327	589
Common stock repurchased	(730)	(300)
Common stock dividends paid	(180)	(103)
Preferred stock dividends paid	(15)	(13)

Net cash used in financing activities	(10,037)	(10,064)

Net increase (decrease) in cash and cash equivalents	289	(820)
Cash and cash equivalents at beginning of period	2,794	4,343

Cash and cash equivalents at end of period	$3,083	$3,523

Cash disbursements made (refunds received) for:
Interest	$1,913	$1,814

Income taxes paid	$416	$496

Income taxes received	$(5)	$(26)

Noncash activity:
Investing activity — Student loans and other assets acquired	$402	$783

Operating activity — Other assets acquired and other liabilities assumed, net	$23	$19

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$425	$802

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2012 and for the three and nine months ended

September 30, 2012 and 2011 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2011 to be consistent with classifications adopted for 2012, and had no effect on net income, total assets, or total liabilities.

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

Fair Value Measurement and Disclosure Requirements

On January 1, 2012, we adopted ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” These amendments (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements; and (2) change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a material impact on our fair value measurements in the three and nine months ended September 30, 2012.

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended September 30, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Beginning balance	$173	$2,186	$59	$2,418
Total provision	18	252	—	270
Charge-offs(1)	(23)	(250)	(6)	(279)
Student loan sales	(2)	—	—	(2)
Reclassification of interest reserve(2)	—	8	—	8

Ending balance	$166	$2,196	$53	$2,415

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,056	$40	$1,096
Ending balance: collectively evaluated for impairment	$166	$1,140	$13	$1,319
Loans:
Ending balance: individually evaluated for impairment	$—	$7,099	$76	$7,175
Ending balance: collectively evaluated for impairment	$126,441	$33,012	$146	$159,599
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	3.23%	9.58%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	3.11%	9.58%
Allowance as a percentage of ending total loans	.13%	5.48%	23.92%
Allowance as a percentage of ending loans in repayment	.18%	7.09%	23.92%
Allowance coverage of charge-offs (annualized)	1.8	2.2	2.4
Ending total loans(3)	$126,441	$40,111	$222
Average loans in repayment	$90,898	$30,816	$231
Ending loans in repayment	$90,481	$30,972	$222

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Allowance for Loan Losses
	Three Months Ended September 30, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Beginning balance	$189	$2,043	$63	$2,295
Total provision	21	384	4	409
Charge-offs(1)	(18)	(272)	(11)	(301)
Student loan sales	(3)	—	—	(3)
Reclassification of interest reserve(2)	—	12	—	12

Ending balance	$189	$2,167	$56	$2,412

Allowance:
Ending balance: individually evaluated for impairment	$—	$618	$46	$664
Ending balance: collectively evaluated for impairment	$189	$1,549	$10	$1,748
Loans:
Ending balance: individually evaluated for impairment	$—	$4,485	$89	$4,574
Ending balance: collectively evaluated for impairment	$139,130	$34,682	$180	$173,992
Charge-offs as a percentage of average loans in repayment (annualized)	.07%	3.74%	16.95%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.06%	3.57%	16.95%
Allowance as a percentage of ending total loans	.14%	5.53%	20.75%
Allowance as a percentage of ending loans in repayment	.20%	7.49%	20.75%
Allowance coverage of charge-offs (annualized)	2.7	2.0	1.2
Ending total loans(3)	$139,130	$39,167	$269
Average loans in repayment	$93,961	$28,819	$276
Ending loans in repayment	$93,552	$28,922	$269

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Beginning balance	$187	$2,171	$69	$2,427
Total provision	54	712	—	766
Charge-offs(1)	(68)	(709)	(16)	(793)
Student loan sales	(7)	—	—	(7)
Reclassification of interest reserve(2)	—	22	—	22

Ending balance	$166	$2,196	$53	$2,415

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,056	$40	$1,096
Ending balance: collectively evaluated for impairment	$166	$1,140	$13	$1,319
Loans:
Ending balance: individually evaluated for impairment	$—	$7,099	$76	$7,175
Ending balance: collectively evaluated for impairment	$126,441	$33,012	$146	$159,599
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	3.10%	8.79%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.97%	8.79%
Allowance as a percentage of ending total loans	.13%	5.48%	23.92%
Allowance as a percentage of ending loans in repayment	.18%	7.09%	23.92%
Allowance coverage of charge-offs (annualized)	1.8	2.3	2.5
Ending total loans(3)	$126,441	$40,111	$222
Average loans in repayment	$92,157	$30,577	$242
Ending loans in repayment	$90,481	$30,972	$222

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Beginning balance	$189	$2,022	$72	$2,283
Total provision	67	924	12	1,003
Charge-offs(1)	(59)	(809)	(28)	(896)
Student loan sales	(8)	—	—	(8)
Reclassification of interest reserve(2)	—	30	—	30

Ending balance	$189	$2,167	$56	$2,412

Allowance:
Ending balance: individually evaluated for impairment	$—	$618	$46	$664
Ending balance: collectively evaluated for impairment	$189	$1,549	$10	$1,748
Loans:
Ending balance: individually evaluated for impairment	$—	$4,485	$89	$4,574
Ending balance: collectively evaluated for impairment	$139,130	$34,682	$180	$173,992
Charge-offs as a percentage of average loans in repayment (annualized)	.08%	3.80%	12.93%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.07%	3.62%	12.93%
Allowance as a percentage of ending total loans	.14%	5.53%	20.75%
Allowance as a percentage of ending loans in repayment	.20%	7.49%	20.75%
Allowance coverage of charge-offs (annualized)	2.4	2.0	1.4
Ending total loans(3)	$139,130	$39,167	$269
Average loans in repayment	$94,589	$28,481	$304
Ending loans in repayment	$93,552	$28,922	$269

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

	Private Education Loans Credit Quality Indicators
	September 30, 2012		December 31, 2011
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators:
School Type/FICO Scores:
Traditional	$35,488	91%	$34,528	91%
Non-Traditional(1)	3,320	9	3,565	9

Total	$38,808	100%	$38,093	100%

Cosigners:
With cosigner	$24,819	64%	$23,507	62%
Without cosigner	13,989	36	14,586	38

Total	$38,808	100%	$38,093	100%

Seasoning(2):
1-12 payments	$7,688	20%	$9,246	24%
13-24 payments	6,845	18	6,837	18
25-36 payments	5,703	15	5,677	15
37-48 payments	4,244	11	3,778	10
More than 48 payments	7,528	19	6,033	16
Not yet in repayment	6,800	17	6,522	17

Total	$38,808	100%	$38,093	100%

(1)

Defined as loans to borrowers attending for-profit schools (with a FICO score of less than 670 at origination) and borrowers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.
(3)	Balance represents gross Private Education Loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	September 30, 2012		December 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$19,512		$22,887
Loans in forbearance(2)	16,448		19,575
Loans in repayment and percentage of each status:
Loans current	75,085	83.0%	77,093	81.9%
Loans delinquent 31-60 days(3)	4,970	5.5	5,419	5.8
Loans delinquent 61-90 days(3)	2,546	2.8	3,438	3.7
Loans delinquent greater than 90 days(3)	7,880	8.7	8,231	8.6

Total FFELP Loans in repayment	90,481	100%	94,181	100%

Total FFELP Loans, gross	126,441		136,643
FFELP Loan unamortized premium	1,472		1,674

Total FFELP Loans	127,913		138,317
FFELP Loan allowance for losses	(166)		(187)

FFELP Loans, net	$127,747		$138,130

Percentage of FFELP Loans in repayment		71.6%		68.9%

Delinquencies as a percentage of FFELP Loans in repayment		17.0%		18.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.4%		17.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Private Education Traditional Loan Delinquencies
	September 30, 2012		December 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,234		$5,866
Loans in forbearance(2)	898		1,195
Loans in repayment and percentage of each status:
Loans current	25,927	91.4%	25,110	91.4%
Loans delinquent 31-60 days(3)	784	2.8	868	3.2
Loans delinquent 61-90 days(3)	399	1.4	393	1.4
Loans delinquent greater than 90 days(3)	1,246	4.4	1,096	4.0

Total traditional loans in repayment	28,356	100%	27,467	100%

Total traditional loans, gross	35,488		34,528
Traditional loans unamortized discount	(744)		(792)

Total traditional loans	34,744		33,736
Traditional loans receivable for partially charged-off loans	762		705
Traditional loans allowance for losses	(1,634)		(1,542)

Traditional loans, net	$33,872		$32,899

Percentage of traditional loans in repayment		79.9%		80.0%

Delinquencies as a percentage of traditional loans in repayment		8.6%		8.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.1%		4.2%

Loans in repayment greater than 12 months as a percentage of loans in repayment		77.8%		73.4%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Private Education Non-Traditional Loan Delinquencies
	September 30, 2012		December 31, 2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$566		$656
Loans in forbearance(2)	138		191
Loans in repayment and percentage of each status:
Loans current	1,959	74.9%	2,012	74.0%
Loans delinquent 31-60 days(3)	170	6.5	208	7.7
Loans delinquent 61-90 days(3)	105	4.0	127	4.7
Loans delinquent greater than 90 days(3)	382	14.6	371	13.6

Total non-traditional loans in repayment	2,616	100%	2,718	100%

Total non-traditional loans, gross	3,320		3,565
Non-traditional loans unamortized discount	(70)		(81)

Total non-traditional loans	3,250		3,484
Non-traditional loans receivable for partially charged-off loans	541		536
Non-traditional loans allowance for losses	(562)		(629)

Non-traditional loans, net	$3,229		$3,391

Percentage of non-traditional loans in repayment		78.8%		76.2%

Delinquencies as a percentage of non-traditional loans in repayment		25.1%		26.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.0%		6.6%

Loans in repayment greater than 12 months as a percentage of loans in repayment		68.8%		63.0%

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Receivable at beginning of period	$1,277	$1,140	$1,241	$1,040
Expected future recoveries of current period defaults(1)	86	100	237	291
Recoveries(2)	(45)	(39)	(139)	(115)
Charge-offs(3)	(15)	(9)	(36)	(24)

Receivable at end of period	$1,303	$1,192	$1,303	$1,192

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.
(2)	Current period cash collections.
(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

Troubled Debt Restructurings

We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For borrowers experiencing financial difficulty, certain Private Education Loans for which we have granted a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as troubled debt restructurings. Forbearance provides borrowers the ability to defer payments for a period of time, but does not result in the forgiveness of any principal or interest. While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. The recorded investment of loans granted a forbearance that was classified as a troubled debt restructuring was $6.1 billion and $4.5 billion at September 30, 2012 and December 31, 2011, respectively. The recorded investment for troubled debt restructurings from loans granted interest rate reductions or extended repayment plans was $0.8 billion and $0.7 billion at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, all of our troubled debt restructuring loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our troubled debt restructuring loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Troubled Debt Restructuring Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
September 30, 2012
Private Education Loans — Traditional	$5,627	$5,697	$790
Private Education Loans — Non-Traditional	1,270	1,276	266

Total	$6,897	$6,973	$1,056

December 31, 2011
Private Education Loans — Traditional	$4,201	$4,259	$546
Private Education Loans — Non-Traditional	1,048	1,054	216

Total	$5,249	$5,313	$762

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our troubled debt restructuring loans.

	Three Months Ended September 30,
	2012		2011
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$5,481	$87	$3,234	$51
Private Education Loans — Non-Traditional	1,274	27	863	19

Total	$6,755	$114	$4,097	$70

	Nine Months Ended September 30,
	2012		2011
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$5,010	$241	$1,286	$58
Private Education Loans — Non-Traditional	1,197	78	413	25

Total	$6,207	$319	$1,699	$83

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

The following table provides the amount of modified loans that resulted in a troubled debt restructuring, as well as charge-offs occurring in the troubled debt restructuring portfolio. The majority of our loans that are considered troubled debt restructurings involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Three Months Ended September 30,
	2012		2011
(Dollars in millions)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)
Private Education Loans — Traditional	$573	$96	$874	$19
Private Education Loans — Non-Traditional	101	37	199	12

Total	$674	$133	$1,073	$31

	Nine Months Ended September 30,
	2012		2011
(Dollars in millions)	Modified Loans(1)	Charge- offs(2)	Modified Loans(1)	Charge- offs(2)
Private Education Loans — Traditional	$1,783	$244	$3,317	$32
Private Education Loans — Non-Traditional	346	99	784	26

Total	$2,129	$343	$4,101	$58

(1)	Represents period ending balance of loans that have been modified during the period.
(2)	Represents loans that charged off during the period that were classified as troubled debt restructurings.

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2012
Private Education Loans — Traditional	$895	$43	$47
Private Education Loans — Non-Traditional	120	19	25

Total	$1,015	$62	$72

December 31, 2011
Private Education Loans — Traditional	$870	$36	$44
Private Education Loans — Non-Traditional	148	18	28

Total	$1,018	$54	$72

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings

The following table summarizes our borrowings.

	September 30, 2012			December 31, 2011
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,230	$16,883	$18,113	$1,801	$15,199	$17,000
Brokered deposits	737	2,570	3,307	1,733	1,956	3,689
Retail and other deposits	2,450	—	2,450	2,123	—	2,123
Other(1)	1,554	—	1,554	1,329	—	1,329

Total unsecured borrowings	5,971	19,453	25,424	6,986	17,155	24,141

Secured borrowings:
FFELP Loan securitizations	—	106,312	106,312	—	107,905	107,905
Private Education Loan securitizations	—	19,471	19,471	—	19,297	19,297
ED Conduit Program Facility	12,778	—	12,778	21,313	—	21,313
FFELP ABCP Facility	—	4,615	4,615	—	4,445	4,445
Private Education Loan ABCP Facility	—	1,491	1,491	—	1,992	1,992
Acquisition financing(2)	—	761	761	—	916	916
FHLB-DM Facility	1,680	—	1,680	1,210	—	1,210

Total secured borrowings	14,458	132,650	147,108	22,523	134,555	157,078

Total before hedge accounting adjustments	20,429	152,103	172,532	29,509	151,710	181,219
Hedge accounting adjustments	28	2,683	2,711	64	2,683	2,747

Total	$20,457	$154,786	$175,243	$29,573	$154,393	$183,966

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.
(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured Borrowings

We currently consolidate all of our financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs:

	September 30, 2012
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$12,778	$—	$12,778	$12,824	$525	$239	$13,588
FFELP ABCP Facility	—	4,615	4,615	4,865	101	68	5,034
Private Education Loan ABCP Facility	—	1,491	1,491	1,991	362	53	2,406
Securitizations — FFELP Loans	—	106,312	106,312	106,533	4,857	597	111,987
Securitizations — Private Education Loans	—	19,471	19,471	23,898	357	481	24,736

Total before hedge accounting adjustments	12,778	131,889	144,667	150,111	6,202	1,438	157,751
Hedge accounting adjustments	—	849	849	—	—	778	778

Total	$12,778	$132,738	$145,516	$150,111	$6,202	$2,216	$158,529

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (continued)

	December 31, 2011
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$21,313	$—	$21,313	$21,445	$621	$442	$22,508
FFELP ABCP Facility	—	4,445	4,445	4,834	86	54	4,974
Private Education Loan ABCP Facility	—	1,992	1,992	2,595	401	76	3,072
Securitizations — FFELP Loans	—	107,905	107,905	109,257	3,783	529	113,569
Securitizations — Private Education Loans	—	19,297	19,297	22,367	718	582	23,667

Total before hedge accounting adjustments	21,313	133,639	154,952	160,498	5,609	1,683	167,790
Hedge accounting adjustments	—	894	894	—	—	955	955

Total	$21,313	$134,533	$155,846	$160,498	$5,609	$2,638	$168,745

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (continued)

Securitizations

The following table summarizes the securitization transactions that occurred during the year ended December 31, 2011 and the nine months ended September 30, 2012.

(Dollars in millions)				AAA-rated bonds
Issue	Date Issued	Total Issued		Weighted Average All-In Cost	Weighted Average Life
FFELP:
2011-1	March 2011	$812		1 month LIBOR plus 0.89%	5.5 years
2011-2	May 2011	821		1 month LIBOR plus 0.94%	5.5 years
2011-3	November 2011	812	(1)	1 month LIBOR plus 1.28%	7.8 years

Total bonds issued in 2011		$2,445

Total loan amount securitized in 2011		$2,344

2012-1	January 2012	$765		1 month LIBOR plus 0.96%	4.6 years
2012-2	March 2012	824		1 month LIBOR plus 0.75%	4.7 years
2012-3	May 2012	1,252		1 month LIBOR plus 0.70%	4.6 years
2012-4	June 2012	1,491	(2)	1 month LIBOR plus 1.13%	8.2 years
2011-3	July 2012	24		N/A (Retained B Notes sold)
2012-4	July 2012	45		N/A (Retained B Notes sold)
2012-5	July 2012	1,252		1 month LIBOR plus 0.72%	4.5 years
2012-6	September 2012	1,249		1 month LIBOR plus 0.66%	4.6 years

Total bonds issued in nine months ended September 30, 2012		$6,902

Total loan amount securitized in nine months ended September 30, 2012		$6,826

Private Education:
2011-A	April 2011	$562		1 month LIBOR plus 1.99%	3.8 years
2011-B	June 2011	825		1 month LIBOR plus 1.89%	4.0 years
2011-C	November 2011	721		1 month LIBOR plus 2.99%	3.4 years

Total bonds issued in 2011		$2,108

Total loan amount securitized in 2011		$2,674

2012-A	February 2012	$547		1 month LIBOR plus 2.32%	3.0 years
2012-B	April 2012	891		1 month LIBOR plus 2.25%	2.9 years
2012-C	May 2012	1,135		1 month LIBOR plus 1.90%	2.6 years
2012-D	July 2012	640		1 month LIBOR plus 1.85%	2.5 years

Total bonds issued in nine months ended September 30, 2012		$3,213

Total loan amount securitized in nine months ended September 30, 2012		$4,318

(1)	Total size excludes subordinated tranche that was retained at issuance totaling $24 million.
(2)	Total size excludes subordinated tranche that was retained at issuance totaling $45 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (continued)

Additional, Recent Borrowings-Related Transactions

FFELP ABCP Facility

On January 13, 2012, we amended the FFELP ABCP Facility increasing the amount available and extending the step-down dates on the amount available for borrowing and the final maturity date of the facility. The facility amount is currently $7.5 billion, reflecting an increase of $2.5 billion. The scheduled maturity date of the facility is January 9, 2015. The usage fee for the facility remains unchanged at 0.50 percent over the applicable funding rate. The amended facility features two contractual step-down reductions on the amount available for borrowing. The first reduction is on January 11, 2013, to $6.5 billion. The second reduction is on January 10, 2014, to $5.5 billion.

Senior Unsecured Debt

On January 27, 2012, we issued an aggregate of $1.5 billion bonds, composed of five-year and 10-year unsecured bonds. The five-year bond was issued for $750 million to yield a floating rate equal to an all-in cost of one-month LIBOR plus 5.2 percent. The 10-year bond was issued for $750 million with an all-in cost of one-month LIBOR plus 5.4 percent. The proceeds of these bonds were designated for general corporate purposes.

On June 18, 2012, we issued $350 million in unsecured debt scheduled to mature in January 2017 to yield a floating rate equal to an all-in cost of one-month LIBOR plus 5.6 percent. The proceeds of this bond were designated for general corporate purposes.

On September 12, 2012, we issued an aggregate of $800 million of senior unsecured bonds, composed of three-year and five-year unsecured bonds. The three-year bond was issued for $300 million to yield a floating rate equal to an all-in cost of one-month LIBOR plus 3.626 percent. The five-year bond was issued for $500 million to yield a floating rate equal to an all-in cost of one-month LIBOR plus 4.25 percent. The proceeds of these bonds were designated for general corporate purposes.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2011 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2011 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2012 and December 31, 2011, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2012 and 2011.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$1,537	$1,471	$170	$262	$1,707	$1,733
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	916	1,229	120	130	1,036	1,359
Other(2)	Interest rate	—	—	—	—	5	1	5	1

Total derivative assets(3)		—	—	2,453	2,700	295	393	2,748	3,093
Derivative Liabilities:
Interest rate swaps	Interest rate	(19)	(26)	(1)	—	(206)	(244)	(226)	(270)
Floor Income Contracts	Interest rate	—	—	—	—	(2,386)	(2,544)	(2,386)	(2,544)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(189)	(243)	—	—	(189)	(243)

Total derivative liabilities(3)		(19)	(26)	(190)	(243)	(2,592)	(2,788)	(2,801)	(3,057)

Net total derivatives		$(19)	$(26)	$2,263	$2,457	$(2,297)	$(2,395)	$(53)	$36

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.
(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	Sept. 30, 2012	December 31, 2011	Sept. 30, 2012	December 31, 2011
Gross position	$2,748	$3,093	$(2,801)	$(3,057)
Impact of master netting agreements	(699)	(891)	699	891

Derivative values with impact of master netting agreements (as carried on balance sheet)	2,049	2,202	(2,102)	(2,166)
Cash collateral (held) pledged	(1,428)	(1,326)	1,103	1,018

Net position	$621	$876	$(999)	$(1,148)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at September 30, 2012 and December 31, 2011 by $111 million and $190 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2012 and December 31, 2011 by $109 million and $111 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Notional Values:
Interest rate swaps	$.8	$1.1	$15.7	$14.0	$63.2	$73.6	$79.7	$88.7
Floor Income Contracts	—	—	—	—	51.6	57.8	51.6	57.8
Cross-currency interest rate swaps	—	—	14.5	15.5	.3	.3	14.8	15.8
Other(1)	—	—	—	—	1.3	1.4	1.3	1.4

Total derivatives	$.8	$1.1	$30.2	$29.5	$116.4	$133.1	$147.4	$163.7

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended September 30,
	Unrealized Gains (Losses) on Derivatives(1)(2)		Realized Gains (Losses) on Derivatives(3)		Unrealized Gains (Losses) on Hedged Item(1)		Total Gains (Losses)
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Fair Value Hedges:
Interest rate swaps	$20	$538	$111	$119	$(33)	$(577)	$98	$80
Cross-currency interest rate swaps	203	(1,314)	37	80	(239)	1,331	1	97

Total fair value derivatives	223	(776)	148	199	(272)	754	99	177
Cash Flow Hedges:
Interest rate swaps	—	1	(6)	(9)	—	—	(6)	(8)

Total cash flow derivatives	—	1	(6)	(9)	—	—	(6)	(8)
Trading:
Interest rate swaps	(6)	102	24	15	—	—	18	117
Floor Income Contracts	(12)	(356)	(206)	(246)	—	—	(218)	(602)
Cross-currency interest rate swaps	14	27	2	2	—	—	16	29
Other	—	(3)	—	—	—	—	—	(3)

Total trading derivatives	(4)	(230)	(180)	(229)	—	—	(184)	(459)

Total	219	(1,005)	(38)	(39)	(272)	754	(91)	(290)
Less: realized gains (losses) recorded in interest expense	—	—	142	190	—	—	142	190

Gains (losses) on derivative and hedging activities, net	$219	$(1,005)	$(180)	$(229)	$(272)	$754	$(233)	$(480)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.
(2)	Represents ineffectiveness related to cash flow hedges.
(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

	Nine Months Ended September 30,
	Unrealized Gains (Losses) on Derivatives(1)(2)		Realized Gains (Losses) on Derivatives(3)		Unrealized Gains (Losses) on Hedged Item(1)		Total Gains (Losses)
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Fair Value Hedges:
Interest rate swaps	$66	$543	$339	$368	$(98)	$(602)	$307	$309
Cross-currency interest rate swaps	(260)	(440)	139	239	126	155	5	(46)

Total fair value derivatives	(194)	103	478	607	28	(447)	312	263
Cash Flow Hedges:
Interest rate swaps	(1)	(1)	(21)	(31)	—	—	(22)	(32)

Total cash flow derivatives	(1)	(1)	(21)	(31)	—	—	(22)	(32)
Trading:
Interest rate swaps	(55)	134	91	72	—	—	36	206
Floor Income Contracts	174	(482)	(643)	(674)	—	—	(469)	(1,156)
Cross-currency interest rate swaps	(9)	25	5	6	—	—	(4)	31
Other	5	21	(1)	12	—	—	4	33

Total trading derivatives	115	(302)	(548)	(584)	—	—	(433)	(886)

Total	(80)	(200)	(91)	(8)	28	(447)	(143)	(655)
Less: realized gains (losses) recorded in interest expense	—	—	457	576	—	—	457	576

Gains (losses) on derivative and hedging activities, net	$(80)	$(200)	$(548)	$(584)	$28	$(447)	$(600)	$(1,231)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.
(2)	Represents ineffectiveness related to cash flow hedges.
(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Total losses on cash flow hedges	$(2)	$—	$(9)	$(4)
Realized losses reclassified to interest expense(1)(2)(3)	4	10	14	28
Hedge ineffectiveness reclassified to earnings(1)(4)	—	—	1	1

Total change in stockholders’ equity for unrealized gains on derivatives	$2	$10	$6	$25

(1)	Amounts included in “Realized gains (losses) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.
(2)	Includes net settlement income/expense.
(3)

We expect to reclassify $0 of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to amortization of cash flow hedges that were hedging debt instruments that are outstanding as of the reporting date.

(4)	Recorded in “Losses on derivative and hedging activities, net” in the consolidated statements of income.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	September 30, 2012	December 31, 2011
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,428	$1,326
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	534	841

Total collateral held	$1,962	$2,167

Derivative asset at fair value, including accrued interest	$2,350	$2,607

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$1,103	$1,018

Total collateral pledged	$1,103	$1,018

Derivative liability at fair value including accrued interest and premium receivable	$1,359	$1,223

(1)	At September 30, 2012 and December 31, 2011, $0 and $26 million, respectively, were held in restricted cash accounts.
(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating as required, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $1.1 billion with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $321 million and have posted $317 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would be required to deliver additional assets totaling $4 million to settle the contracts. Trust-related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides detail on our other assets.

	September 30, 2012		December 31, 2011
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$2,304	28%	$2,484	29%
Derivatives at fair value	2,049	25	2,202	25
Income tax asset, net current and deferred	1,493	18	1,427	17
Accounts receivable	1,078	13	1,392	16
Benefit and insurance-related investments	472	6	466	5
Fixed assets, net	212	2	214	3
Other loans, net	168	2	193	2
Other	503	6	280	3

Total	$8,279	100%	$8,658	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At September 30, 2012 and December 31, 2011, these balances included $2.3 billion and $2.5 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of September 30, 2012 and December 31, 2011, the cumulative mark-to-market adjustment to the hedged debt was $(2.7) billion and $(2.7) billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Common shares repurchased(1)	7,643,999	9,460,512	48,184,145	19,054,115
Average purchase price per share(2)	$15.81	$15.25	$15.16	$15.77

Shares repurchased related to employee stock-based compensation plans(3)	1,253,922	244,758	3,660,554	2,880,269
Average purchase price per share	$16.13	$15.40	$15.56	$15.82

Common shares issued(4)	1,654,506	288,291	5,252,158	3,722,349

(1)	Common shares purchased under our share repurchase program, of which $170 million remained available as of September 30, 2012.
(2)	Average purchase price per share includes purchase commission costs.
(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 28, 2012 was $15.72.

Dividend and Share Repurchase Program

We increased our regular quarterly common stock dividends to $0.125 per share in 2012, up from $0.10 per share for the last three quarters of 2011. During the second quarter of 2012, we authorized an additional $400 million to be utilized in our ongoing share repurchase program; we previously authorized $500 million in January 2012. During the nine months ended September 30, 2012, we repurchased 48.2 million shares of common stock at an aggregate price of $730 million. At September 30, 2012, we had $170 million of remaining share repurchase authorization.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to SLM Corporation	$188	$(47)	$591	$122
Preferred stock dividends	5	5	15	13

Net income (loss) attributable to SLM Corporation common stock	$183	$(52)	$576	$109

Denominator:
Weighted average shares used to compute basic EPS	464	511	483	520
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	7	—	7	6

Dilutive potential common shares(2)	7	—	7	6

Weighted average shares used to compute diluted EPS	471	511	490	526

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.39	$(.14)	$1.19	$.15
Discontinued operations	—	.04	—	.06

Total	$.39	$(.10)	$1.19	$.21

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.39	$(.14)	$1.18	$.15
Discontinued operations	—	.04	—	.06

Total	$.39	$(.10)	$1.18	$.21

(1)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.
(2)	For the three months ended September 30, 2012 and 2011, securities covering approximately 10 million and 36 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2012 and 2011, securities covering approximately 13 million and 14 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements. We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. During the three and nine months ended September 30, 2012, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments. Please refer to “Note 13 — Fair Value Measurements” in our 2011 Form 10-K for a full discussion.

The following tables summarize the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis as of September 30, 2012				Fair Value Measurements on a Recurring Basis as of December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage backed securities	$—	$51	$—	$51	$—	$59	$—	$59
Guaranteed investment contracts	—	11	—	11	—	20	—	20
Other	—	11	—	11	—	11	—	11

Total available-for-sale investments	—	73	—	73	—	90	—	90
Derivative instruments:(1)
Interest rate swaps	—	1,592	115	1,707	—	1,550	183	1,733
Cross-currency interest rate swaps	—	36	1,000	1,036	—	139	1,220	1,359
Other	—	—	5	5	—	—	1	1

Total derivative assets(3)	—	1,628	1,120	2,748	—	1,689	1,404	3,093

Total	$—	$1,701	$1,120	$2,821	$—	$1,779	$1,404	$3,183

Liabilities(2)
Derivative instruments:(1)
Interest rate swaps	$—	$(43)	$(183)	$(226)	$—	$(47)	$(223)	$(270)
Floor Income Contracts	—	(2,386)	—	(2,386)	—	(2,544)	—	(2,544)
Cross-currency interest rate swaps	—	(32)	(157)	(189)	—	(44)	(199)	(243)
Other	—	—	—	—	—	—	—	—

Total derivative liabilities(3)	—	(2,461)	(340)	(2,801)	—	(2,635)	(422)	(3,057)

Total	$—	$(2,461)	$(340)	$(2,801)	$—	$(2,635)	$(422)	$(3,057)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.
(2)	Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.
(3)	See “Note 4 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended September 30,
	2012				2011
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(83)	$620	$5	$542	$(80)	$2,273	$3	$2,196
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	19	251	—	270	30	(1,002)	(3)	(975)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(4)	(28)	—	(32)	(6)	(63)	—	(69)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(68)	$843	$5	$780	$(56)	$1,208	$—	$1,152

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$15	$224	$(1)	$238	$24	$(1,065)	$(3)	$(1,044)

	Nine Months Ended September 30,
	2012				2011
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(40)	$1,021	$1	$982	$(90)	$1,427	$26	$1,363
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(3)	(73)	4	(72)	64	(48)	32	48
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(25)	(105)	—	(130)	(30)	(171)	(58)	(259)
Transfers in and/or out of Level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(68)	$843	$5	$780	$(56)	$1,208	$—	$1,152

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(26)	$(178)	$5	$(199)	$35	$(222)	$10	$(177)

(1)	“Included in earnings” is composed of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Gains (losses) on derivative and hedging activities, net	$245	$(1,035)	$(172)	$(119)
Interest expense	25	60	100	167

Total	$270	$(975)	$(72)	$48

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2012	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$104	Discounted cash flow	Bid/ask adjustment to discount rate	0.02% — 0.04% (0.03%)

Prime/LIBOR basis swaps	(172)	Discounted cash flow	Constant prepayment rate	4.4%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)
Cross-currency interest rate swaps	843	Discounted cash flow	Constant prepayment rate	2.6%
Other	5

Total	$780

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

•

Cross-currency interest rate swaps — The unobservable inputs used in these valuations are constant prepayment rates of the underlying securitization trust the swap references. A decrease in this input will result in a longer weighted average life of the swap. All else equal in a typical currency market, this will result in a decrease to the valuation due to the delay in the cash flows of the currency exchanges as well as diminished liquidity in the forward exchange markets as you increase the term. The opposite is true for an increase in the input.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (continued)

The following table summarizes the fair values of our consolidated financial assets and liabilities, including derivative financial instruments.

	September 30, 2012			December 31, 2011
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$126,657	$127,747	$(1,090)	$134,196	$138,130	$(3,934)
Private Education Loans	36,459	37,101	(642)	33,968	36,290	(2,322)
Cash and investments(1)	10,614	10,614	—	9,789	9,789	—

Total earning assets	173,730	175,462	(1,732)	177,953	184,209	(6,256)

Interest-bearing liabilities
Short-term borrowings	20,463	20,457	(6)	29,547	29,573	26
Long-term borrowings	147,418	154,786	7,368	141,605	154,393	12,788

Total interest-bearing liabilities	167,881	175,243	7,362	171,152	183,966	12,814

Derivative financial instruments
Floor Income/Cap contracts	(2,386)	(2,386)	—	(2,544)	(2,544)	—
Interest rate swaps	1,481	1,481	—	1,463	1,463	—
Cross-currency interest rate swaps	847	847	—	1,116	1,116	—
Other	5	5	—	1	1	—

Excess of net asset fair value over carrying value			$5,630			$6,558

(1)	“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $68 million and $85 million at September 30, 2012 and December 31, 2011, respectively, versus a fair value of $73 million and $90 million at September 30, 2011 and December 31, 2011, respectively.

The following includes a discussion of financial instruments whose fair value is included for disclosure purposes only in the table above along with their level in the fair value hierarchy.

Student Loans

FFELP Loans

Fair values for FFELP Loans were determined by modeling loan cash flows using stated terms of the loans and internally-developed assumptions. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds, capital levels, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of our FFELP Loan portfolio is valued with option models using both observable market inputs and internally-developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants. While the resulting fair value can be validated against market transactions where we are a participant, these markets are not considered active. As such, these are level 3 valuations.

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

In Re SLM Corporation Securities Litigation. On January 31, 2008, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York alleging the Company and certain officers violated federal securities laws by, among other things, issuing a series of materially false and misleading statements with respect to our financial results for year-end 2006 and the first quarter of 2007. This case and other actions arising out of the same circumstances and alleged acts were consolidated. On March 23, 2012, the parties agreed to a preliminary settlement pursuant to which we would pay $35 million to be funded by our insurers. The court gave final approval for settlement on September 5, 2012. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation. As a result there are no loss accruals recorded related to this matter as of September 30, 2012.

Mark A. Arthur et al. v. Sallie Mae, Inc. On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington alleging that we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). On October 7, 2011, we entered into an amended settlement agreement under which the Company agreed to a settlement fund of $24.15 million. The court gave final approval for settlement on September 17, 2012, which approval is pending resolution of an appeal by an objector to the settlement on October 17, 2012. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation. As of December 31, 2011, we had accrued the entire $24.15 million related to this matter.

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

Consumer Lending Segment

We originate, acquire, finance and service Private Education Loans. The portfolio totaled $37.1 billion at September 30, 2012. We also provide savings products, primarily in the form of retail deposits, to help customers save for a college education.

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2012	December 31, 2011
Private Education Loans, net	$37,101	$36,290
Cash and investments(1)	1,805	3,113
Other	3,526	3,595

Total assets	$42,432	$42,998

(1)	Includes restricted cash and investments.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

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

At September 30, 2012 and December 31, 2011, the Business Services segment had total assets of $877 million and $912 million, respectively.

FFELP Loans Segment

Our FFELP Loans segment consists of our $127.7 billion FFELP Loan portfolio as of September 30, 2012 and the underlying debt and capital funding the loans. We no longer originate FFELP Loans; however, we are actively seeking to acquire FFELP Loan portfolios.

The following table includes asset information for our FFELP Loans segment.

(Dollars in millions)	September 30, 2012	December 31, 2011
FFELP Loans, net	$127,747	$138,130
Cash and investments(1)	7,122	6,067
Other	4,012	4,415

Total assets	$138,881	$148,612

(1)	Includes restricted cash and investments.

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

At September 30, 2012 and December 31, 2011, the Other segment had total assets of $2.0 billion and $823 million, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Segment	Reporting (continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$615	$—	$712	$—	$—	$1,327	$206	$(78)		$128	$1,455
Other loans	—	—	—	4	—	4	—	—		—	4
Cash and investments	1	3	3	—	(2)	5	—	—		—	5

Total interest income	616	3	715	4	(2)	1,336	206	(78)		128	1,464
Total interest expense	209	—	399	12	(2)	618	26	1	(4)	27	645

Net interest income	407	3	316	(8)	—	718	180	(79)		101	819
Less: provisions for loan losses	252	—	18	—	—	270	—	—		—	270

Net interest income after provisions for loan losses	155	3	298	(8)	—	448	180	(79)		101	549
Other income (loss):
Servicing revenue	12	224	22	—	(164)	94	—	—		—	94
Contingency revenue	—	85	—	—	—	85	—	—		—	85
Gains on debt repurchases	—	—	—	44	—	44	—	—		—	44
Other income (loss)	—	7	—	4	—	11	(180)	(61	)(5)	(241)	(230)

Total other income (loss)	12	316	22	48	(164)	234	(180)	(61)		(241)	(7)
Expenses:
Direct operating expenses	67	112	171	3	(164)	189	—	—		—	189
Overhead expenses	—	—	—	55	—	55	—	—		—	55

Operating expenses	67	112	171	58	(164)	244	—	—		—	244
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	5		5	5
Restructuring expenses	1	1	—	—	—	2	—	—		—	2

Total expenses	68	113	171	58	(164)	246	—	5		5	251

Income (loss) from continuing operations, before income tax expense (benefit)	99	206	149	(18)	—	436	—	(145)		(145)	291
Income tax expense (benefit)(3)	36	76	55	(7)	—	160	—	(56)		(56)	104

Net income (loss) from continuing operations	63	130	94	(11)	—	276	—	(89)		(89)	187
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—		—	—

Net income (loss)	63	130	94	(11)	—	276	—	(89)		(89)	187
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$63	$131	$94	$(11)	$—	$277	$—	$(89)		$(89)	$188

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$101	$—	$101
Total other loss	(241)	—	(241)
Goodwill and acquired intangible assets impairment and amortization	—	5	5

Total “Core Earnings” adjustments to GAAP	$(140)	$(5)	(145)

Income tax benefit			(56)

Net loss			$(89)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $(9) million “other derivative accounting adjustments.”
(5)	Represents the $(53) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(9) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Segment	Reporting (continued)

	Three Months Ended September 30, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$609	$—	$711	$—	$—	$1,320	$246	$(99)		$147	$1,467
Other loans	—	—	—	5	—	5	—	—		—	5
Cash and investments	2	3	1	1	(3)	4	—	—		—	4

Total interest income	611	3	712	6	(3)	1,329	246	(99)		147	1,476
Total interest expense	204	—	354	16	(3)	571	17	3	(4)	20	591

Net interest income	407	3	358	(10)	—	758	229	(102)		127	885
Less: provisions for loan losses	384	—	21	4	—	409	—	—		—	409

Net interest income after provisions for loan losses	23	3	337	(14)	—	349	229	(102)		127	476
Other income (loss):
Servicing revenue	16	242	20	—	(183)	95	—	—		—	95
Contingency revenue	—	84	—	—	—	84	—	—		—	84
Gains on debt repurchases	—	—	—	—	—	—	—	—		—	—
Other income (loss)	—	11	—	8	—	19	(229)	(269	)(5)	(498)	(479)

Total other income (loss)	16	337	20	8	(183)	198	(229)	(269)		(498)	(300)
Expenses:
Direct operating expenses	82	119	188	2	(183)	208	—	—		—	208
Overhead expenses	—	—	—	77	—	77	—	—		—	77

Operating expenses	82	119	188	79	(183)	285	—	—		—	285
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	6		6	6
Restructuring expenses	—	1	—	—	—	1	—	—		—	1

Total expenses	82	120	188	79	(183)	286	—	6		6	292

Income (loss) from continuing operations, before income tax expense (benefit)	(43)	220	169	(85)	—	261	—	(377)		(377)	(116)
Income tax expense (benefit)(3)	(16)	81	62	(31)	—	96	—	(142)		(142)	(46)

Net income (loss) from continuing operations	(27)	139	107	(54)	—	165	—	(235)		(235)	(70)
Income from discontinued operations, net of taxes	—	—	—	23	—	23	—	—		—	23

Net income (loss)	$(27)	$139	$107	$(31)	$—	$188	$—	$(235)		$(235)	$(47)

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$127	$—	$127
Total other loss	(498)	—	(498)
Goodwill and acquired intangible assets impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(371)	$(6)	(377)

Income tax benefit			(142)

Net loss			$(235)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $(20) million “other derivative accounting adjustments.”
(5)	Represents the $(252) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(20) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Segment	Reporting (continued)

	Nine Months Ended September 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,856	$—	$2,090	$—	$—	$3,946	$643	$(274)		$369	$4,315
Other loans	—	—	—	13	—	13	—	—		—	13
Cash and investments	6	7	8	2	(7)	16	—	—		—	16

Total interest income	1,862	7	2,098	15	(7)	3,975	643	(274)		369	4,344
Total interest expense	618	—	1,231	28	(7)	1,870	95	3	(4)	98	1,968

Net interest income	1,244	7	867	(13)	—	2,105	548	(277)		271	2,376
Less: provisions for loan losses	712	—	54	—	—	766	—	—		—	766

Net interest income after provisions for loan losses	532	7	813	(13)	—	1,339	548	(277)		271	1,610
Other income (loss):
Servicing revenue	35	691	69	—	(512)	283	—	—		—	283
Contingency revenue	—	261	—	—	—	261	—	—		—	261
Gains on debt repurchases	—	—	—	102	—	102	—	—		—	102
Other income (loss)	—	24	—	11	—	35	(548)	(47	)(5)	(595)	(560)

Total other income (loss)	35	976	69	113	(512)	681	(548)	(47)		(595)	86
Expenses:
Direct operating expenses	199	342	537	6	(512)	572	—	—		—	572
Overhead expenses	—	—	—	171	—	171	—	—		—	171

Operating expenses	199	342	537	177	(512)	743	—	—		—	743
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	14		14	14
Restructuring expenses	3	3	—	5	—	11	—	—		—	11

Total expenses	202	345	537	182	(512)	754	—	14		14	768

Income (loss) from continuing operations, before income tax expense (benefit)	365	638	345	(82)	—	1,266	—	(338)		(338)	928
Income tax expense (benefit)(3)	133	233	127	(29)	—	464	—	(125)		(125)	339

Net income (loss) from continuing operations	232	405	218	(53)	—	802	—	(213)		(213)	589
Income from discontinued operations, net of taxes	—	—	—	—	—	—	—	—		—	—

Net income (loss)	232	405	218	(53)	—	802	—	(213)		(213)	589
Less: loss attributable to noncontrolling interest	—	(2)	—	—	—	(2)	—	—		—	(2)

Net income (loss) attributable to SLM Corporation	$232	$407	$218	$(53)	$—	$804	$—	$(213)		$(213)	$591

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$271	$—	$271
Total other loss	(595)	—	(595)
Goodwill and acquired intangible assets impairment and amortization	—	14	14

Total “Core Earnings” adjustments to GAAP	$(324)	$(14)	(338)

Income tax benefit			(125)

Net loss			$(213)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $2 million “other derivative accounting adjustments.”
(5)	Represents the $(52) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $2 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

	Nine Months Ended September 30, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,813	$—	$2,168	$—	$—	$3,981	$674	$(258)		$416	$4,397
Other loans	—	—	—	17	—	17	—	—		—	17
Cash and investments	7	8	3	4	(8)	14	—	—		—	14

Total interest income	1,820	8	2,171	21	(8)	4,012	674	(258)		416	4,428
Total interest expense	603	—	1,080	46	(8)	1,721	51	5	(4)	56	1,777

Net interest income	1,217	8	1,091	(25)	—	2,291	623	(263)		360	2,651
Less: provisions for loan losses	924	—	67	12	—	1,003	—	—		—	1,003

Net interest income after provisions for loan losses	293	8	1,024	(37)	—	1,288	623	(263)		360	1,648
Other income (loss):
Servicing revenue	48	731	66	—	(559)	286	—	—		—	286
Contingency revenue	—	248	—	—	—	248	—	—		—	248
Gains on debt repurchases	—	—	—	64	—	64	(26)	—		(26)	38
Other income (loss)	—	31	—	14	—	45	(597)	(654	)(5)	(1,251)	(1,206)

Total other income (loss)	48	1,010	66	78	(559)	643	(623)	(654)		(1,277)	(634)
Expenses:
Direct operating expenses	237	368	575	10	(559)	631	—	—		—	631
Overhead expenses	—	—	—	226	—	226	—	—		—	226

Operating expenses	237	368	575	236	(559)	857	—	—		—	857
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	18		18	18
Restructuring expenses	2	2	1	1	—	6	—	—		—	6

Total expenses	239	370	576	237	(559)	863	—	18		18	881

Income (loss) from continuing operations, before income tax expense (benefit)	102	648	514	(196)	—	1,068	—	(935)		(935)	133
Income tax expense (benefit)(3)	37	238	189	(71)	—	393	—	(349)		(349)	44

Net income (loss) from continuing operations	65	410	325	(125)	—	675	—	(586)		(586)	89
Income from discontinued operations, net of taxes	—	—	—	33	—	33	—	—		—	33

Net income (loss)	$65	$410	$325	$(92)	$—	$708	$—	$(586)		$(586)	$122

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$360	$—	$360
Total other loss	(1,277)	—	(1,277)
Goodwill and acquired intangible assets impairment and amortization	—	18	18

Total “Core Earnings” adjustments to GAAP	$(917)	$(18)	(935)

Income tax benefit			(349)

Net loss			$(586)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $(26) million “other derivative accounting adjustments.”
(5)	Represents the $(633) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the ($26) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(140)	$(371)	$(324)	$(917)
Net impact of acquired intangible assets(2)	(5)	(6)	(14)	(18)
Net tax effect(3)	56	142	125	349

Total “Core Earnings” adjustments to GAAP	$(89)	$(235)	$(213)	$(586)

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

This report contains “forward-looking statements” and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about the Company’s beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), in the first and second Quarterly Reports on Form 10-Q, this Quarterly Report on Form 10-Q and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings or the credit ratings of the United States of America; failures of its operating systems or infrastructure, including those of third-party vendors; damage to its reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on its business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of its customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of its earning assets vs. its funding arrangements; changes in general economic conditions; and changes in the demand for debt management services. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in its expectations.

Definitions for certain capitalized terms used in this document can be found in the 2011 Form 10-K.

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2011 to be consistent with classifications adopted for 2012, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in millions, except per share data)	2012	2011	2012	2011
GAAP Basis
Net income (loss) attributable to SLM Corporation	$188	$(47)	$591	$122
Diluted earnings (loss) per common share attributable to SLM Corporation	$.39	$(.10)	$1.18	$.21
Weighted average shares used to compute diluted earnings (loss) per share	471	511	490	526
Return on assets	.42%	(.10)%	.43%	.09%

“Core Earnings” Basis(1)
“Core Earnings” attributable to SLM Corporation	$277	$188	$804	$708
“Core Earnings” diluted earnings per common share attributable to SLM Corporation	$.58	$.36	$1.61	$1.32
Weighted average shares used to compute diluted earnings per share	471	517	490	526
“Core Earnings” return on assets	.62%	.39%	.59%	.49%

Other Operating Statistics
Ending FFELP Loans, net	$127,747	$140,659	$127,747	$140,659
Ending Private Education Loans, net	37,101	36,157	37,101	36,157

Ending total student loans, net	$164,848	$176,816	$164,848	$176,816

Average student loans	$167,166	$178,620	$171,499	$181,242

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

We monitor and assess our ongoing operations and results based on the following four reportable segments:

•

Consumer Lending Segment — In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or borrowers’ resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, which are primarily late fees. As of September 30, 2012 and December 31, 2011, we had $37.1 billion and $36.3 billion, respectively, of Private Education Loans outstanding.

•

Business Services Segment — In our Business Services segment, we provide loan servicing for our FFELP Loans, ED and other third parties. Sallie Mae is the nation’s largest servicer of student loans, managing or servicing a portfolio of approximately $250 billion as of September 30, 2012. We provide default aversion and contingency collections work on behalf of ED, Guarantors of FFELP Loans, and other institutions. Our Campus Solutions business provides comprehensive transaction processing solutions and associated technology to college financial aid offices and students to streamline the financial aid process. We provide 529 college savings plan account asset servicing and other transaction processing activities. We offer tuition, renters and student health insurance to college students and higher education institutions.

•

FFELP Loans Segment — Our FFELP Loans segment consists of our $127.7 billion FFELP Loan portfolio at September 30, 2012 and the underlying debt and capital funding these loans. Because we no longer originate FFELP Loans, the portfolio is in runoff and is expected to amortize over approximately the next 20 years with a weighted average remaining life of 7.7 years.

We actively seek to acquire FFELP Loan portfolios to leverage our servicing scale and expertise to generate incremental earnings and cash flow. Of our total FFELP Loan portfolio at September 30, 2012, 95 percent was funded with non-recourse, long-term debt; 80 percent of our FFELP Loan portfolio being funded to term by securitization trusts, 10 percent funded through the ED Conduit Program which terminates on January 19, 2014, and 5 percent funded in our multi-year ABCP facility. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP Loan portfolio amortizes.

•

Other — Our Other segment primarily consists of the financial results related to activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Recent Developments

Many aspects of our businesses are subject to federal and state regulation and administrative oversight. This year, as the Consumer Financial Protection Bureau (the “CFPB”) becomes fully operationalized and various other regulatory agencies continue developing new rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the probability of new or additional regulatory requirements or oversight being applied to our various businesses (most notably, private student lending, default aversion and debt collection) or, generally, to large non-bank financial services companies will likely increase.

CFPB Supervision of Large Debt Collectors

On October 24, 2012, the CFPB issued its final debt collection larger participant rule and examination procedures that will allow the agency to federally supervise larger consumer debt collectors for the first time. The rule defines larger participants as third-party debt collectors, debt buyers, and collection attorneys with more than $10 million in annual receipts resulting from consumer debt collection. Under the rule, certain of our collection subsidiaries would be classified as larger participants. The rule is effective January 2, 2013.

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

First Nine Months of 2012 Summary of Results

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

Nonetheless, we were able to achieve significant accomplishments during the third quarter of 2012 as discussed below.

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

Third-quarter 2012 GAAP net income was $188 million ($.39 diluted earnings per share), versus a net loss of $(47) million ($(.10) diluted loss per share) in the third-quarter 2011. The changes in GAAP net income are driven by the same types of “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. Third-quarter 2012 and 2011 GAAP results included losses of $140 million and $371 million, respectively, resulting from derivative accounting treatment which is excluded from “Core Earnings” results.

“Core Earnings” for the quarter were $277 million ($.58 diluted earnings per share), compared with $188 million ($.36 diluted earnings per share) in the year-ago quarter. Earnings improvement was primarily due to a $139 million lower loan loss provision largely attributable to the adoption of new accounting guidance for troubled debt restructurings (“TDRs”) in the year-ago quarter. Also, debt repurchase gains were $44 million higher and operating expenses were $41 million lower. Net interest income was $40 million lower primarily due to higher funding costs which were partly due to refinancing debt into longer-term liabilities and lower federally guaranteed student loan balances.

During the first nine months of 2012, we:

•	issued $6.9 billion of FFELP asset-backed securities (“ABS”), $3.2 billion of Private Education Loan ABS and $2.65 billion of unsecured bonds;

•	repurchased $520 million of debt and realized “Core Earnings” gains of $102 million, compared with $894 million of debt repurchased and $64 million of gains in the first nine months of 2011;

•	amended our FFELP asset-backed commercial paper facility to increase the current amount available to $7.5 billion and extended the final maturity date by one year to January 9, 2015;

•	repurchased 48.2 million common shares for $730 million on the open market as part of our previously announced share repurchase program authorization of up to $900 million; and

•

increased our regular quarterly common stock dividend to $.125 per share, up from $.10 per share in the fourth quarter of 2011. We paid our quarterly dividends on March 16, 2012, June 15, 2012 and September 21, 2012.

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

Prudently Grow Consumer Lending Segment Assets and Revenues

We will continue to pursue managed growth in our Private Education Loan portfolio in 2012, currently targeting at least $3.2 billion in new originations for the year compared to $2.7 billion in 2011. We will also be increasing our efforts to improve our return on these assets. We expect further improvements in our charge-off rates and provision for loan losses as the quality of our Private Education Loans continues to improve. Originations were 25 percent higher in the third quarter of 2012 compared with the year-ago quarter. Charge-offs decreased to 3.23 percent (annualized) of loans in repayment from 3.74 percent in the year-ago quarter. Provisions for loans losses decreased to $252 million in the third quarter of 2012 compared to $384 million in the third quarter of 2011.

Sustain Business Services Segment Revenue

Our Business Services segment generates the vast majority of its revenue from servicing and collecting on our FFELP Loan portfolio and FFELP Loans for others. As a result of the elimination of FFELP in 2010, servicing and collection revenues derived from FFELP-related sources are in decline. In 2012 we will work to offset these declines through two primary means — pursuing additional growth and expansion of our non-FFELP-related servicing and collection businesses and seeking to increase the FFELP-related loan servicing and collection work we do for third parties. In 2012 we are targeting significant growth in the number of customers we service for ED under our ED servicing and collection contracts, as well as in the total assets under management in our 529 college savings plans. We will explore both complementary and diversified strategies to expand demand for our services in and beyond the student loan market. We will also more aggressively seek to leverage our existing FFELP servicing platforms to be able to provide lower cost FFELP servicing to others while increasing segment revenues from these sources. For the nine months ended September 30, 2012, our Business Services segment revenue is down one percent from the year-ago period primarily due to the amortization of our FFELP Loan portfolio. We are continuing our efforts to offset this decline by growing other sources of revenue. Below are examples of growth in other Business Services activities:

•

We are currently servicing approximately 4.1 million accounts under the ED Servicing Contract as of September 30, 2012 compared to 3.4 million accounts at September 30, 2011. Market share under the ED Servicing Contract is set annually based on the performance rankings of the four servicing companies that are parties to the contract. For the current contract year ending August 15, 2013, our allocation of new customer loans awarded under the ED Servicing Contract was 15 percent. We must remain focused on improving our performance relative to other servicers to increase our allocation for the next contract year.

•	Campus Solutions added 19 new refund disbursement clients in the first nine months of 2012.

•	Assets under management in 529 college savings plans totaled $43.1 billion at September 30, 2012 and grew 25 percent over the year-ago quarter.

Maximize Cash Flows from FFELP Loans

In 2012 we will continue to focus on opportunistically purchasing additional FFELP Loan portfolios from other lenders. As cash flows from our existing FFELP Loans decline over coming years, it also becomes increasingly important that we actively manage and continue to reduce operating and overhead costs attributable to the maintenance and management of this segment. Continuing to reduce these operating and overhead costs will also increase net income for our Business Services segment. During the first nine months of 2012, we purchased $3.1 billion of FFELP Loans. We expect to make additional purchases during 2012. These acquisitions helped partially offset the approximately $5 billion of loans that were consolidated to ED in 2012 as part of the Special Direct Consolidation Loan Initiative. See “FFELP Loans Segment” for further discussion regarding the effect of the Special Direct Consolidation Loan Initiative. The Special Direct Consolidation Loan Initiative impact will not be material to future earnings or cash flows. We will continue to actively and aggressively seek to acquire additional portfolios.

Reduce Operating Expenses

We achieved our 2011 management objective of having a quarterly operating expense of $250 million or less in the fourth quarter of 2011. We will remain focused on reducing operating expenses in 2012 and expect to improve on the $1.1 billion of operating expenses incurred in 2011. Third-quarter 2012 operating expenses were $244 million, down from $285 million in the year-ago quarter primarily due to the current-year benefit of the cost-cutting efforts we implemented throughout 2011. For the nine months ended September 30, 2012, our operating expenses were $743 million.

Improve Our Financial Strength

It is management’s objective for 2012 to provide increased shareholder distributions while at the same time ending 2012 with a balance sheet and capital position as strong as or stronger than those with which we ended in 2011. We increased our regular quarterly common stock dividends to $0.125 per share in the first, second and third quarters of 2012, up from $0.10 per share for the last three quarters of 2011. During the second quarter of 2012, we authorized an additional $400 million to be utilized in our ongoing share repurchase program; we previously authorized $500 million in January 2012. During the first nine months of 2012, we repurchased 48.2 million shares of common stock at an aggregate price of $730 million. At September 30, 2012, we had $170 million of remaining share repurchase authorization.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2012	2011	$	%	2012	2011	$	%
Interest income:
FFELP Loans	$840	$858	$(18)	(2)%	$2,459	$2,584	$(125)	(5)%
Private Education Loans	615	609	6	1	1,856	1,813	43	2
Other loans	4	5	(1)	(20)	13	17	(4)	(24)
Cash and investments	5	4	1	25	16	14	2	14

Total interest income	1,464	1,476	(12)	(1)	4,344	4,428	(84)	(2)
Total interest expense	645	591	54	9	1,968	1,777	191	11

Net interest income	819	885	(66)	(7)	2,376	2,651	(275)	(10)
Less: provisions for loan losses	270	409	(139)	(34)	766	1,003	(237)	(24)

Net interest income after provisions for loan losses	549	476	73	15	1,610	1,648	(38)	(2)
Other income (loss):
Losses on derivative and hedging activities, net	(233)	(480)	247	(51)	(600)	(1,231)	631	(51)
Servicing revenue	94	95	(1)	(1)	283	286	(3)	(1)
Contingency revenue	85	84	1	1	261	248	13	5
Gains on debt repurchases	44	—	44	100	102	38	64	168
Other income (loss)	3	1	2	200	40	25	15	60

Total other income (loss)	(7)	(300)	293	(98)	86	(634)	720	114
Expenses:
Operating expenses	244	285	(41)	(14)	743	857	(114)	(13)
Goodwill and acquired intangible assets impairment and amortization expense	5	6	(1)	(17)	14	18	(4)	(22)
Restructuring expenses	2	1	1	100	11	6	5	83

Total expenses	251	292	(41)	(14)	768	881	(113)	(13)
Income (loss) from continuing operations before income tax expense (benefit)	291	(116)	407	351	928	133	795	598
Income tax expense (benefit)	104	(46)	150	326	339	44	295	670

Net income (loss) from continuing operations	187	(70)	257	367	589	89	500	562
Income from discontinued operations, net of tax expense	—	23	(23)	(100)	—	33	(33)	(100)

Net income (loss)	187	(47)	234	498	589	122	467	383
Less: net loss attributable to noncontrolling interest	(1)	—	(1)	(100)	(2)	—	(2)	(100)

Net income (loss) attributable to SLM Corporation	188	(47)	235	500	591	122	469	384
Preferred stock dividends	5	5	—	—	15	13	2	15

Net income (loss) attributable to common stock	$183	$(52)	$235	452%	$576	$109	$467	428

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.39	$(.14)	$.53	379%	$1.19	$.15	$1.04	693%
Discontinued operations	—	.04	(.04)	(100)	—	.06	(.06)	(100)

Total	$.39	$(.10)	$.49	490%	$1.19	$.21	$.98	467%

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.39	$(.14)	$.53	379%	$1.18	$.15	$1.03	687%
Discontinued operations	—	.04	(.04)	(100)	—	.06	(.06)	(100)

Total	$.39	$(.10)	$.49	490%	$1.18	$.21	$.97	462%

Dividends per common share	$.125	$.10	$.025	25%	$.375	$.20	$.175	.88%

Consolidated Earnings Summary — GAAP basis

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

For the three months ended September 30, 2012, net income was $188 million, or $.39 diluted earnings per common share, compared with a net loss of $47 million, or $.10 diluted loss per common share, for the three months ended September 30, 2011. The increase in net income was primarily due to a $247 million decrease in net losses on derivative and hedging activities, a $139 million decrease in provisions for loan losses, a $41 million decrease in operating expenses, and a $44 million increase in gains on debt repurchases, which were partially offset by a $66 million decline in net interest income.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income declined by $66 million primarily due to a $12 billion decline in average FFELP Loans outstanding and higher funding costs, which were partly due to refinancing debt into longer term liabilities. The decline in FFELP Loans outstanding was driven by normal loan amortization as well as loans that were consolidated under ED’s Special Direct Consolidation Loan Initiative (“SDCL”) which expired in June 2012. (See “FFELP Loans Segment—FFELP Loans Net Interest Margin” for further discussion.)

•

Provisions for loan losses decreased by $139 million, primarily as a result of $124 million of additional provision included in the year-ago quarter attributable to the cumulative effect of the implementation of new accounting guidance for TDRs (see “Consumer Lending Segment — Private Education Loan Provision for Loan Losses and Charge-offs” for a further discussion). The remaining decrease was a result of overall improvements in credit quality and delinquency and charge-off trends.

•

Gains (losses) on derivative and hedging activities resulted in a net loss of $233 million in the current quarter compared with a net loss of $480 million in the year-ago quarter. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

Gains on debt repurchases increased $44 million as we repurchased more debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•	Operating expenses decreased $41 million primarily due to the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

•	Net income from discontinued operations decreased $23 million primarily due to the sale of our Purchased Paper—Non-Mortgage portfolio in third-quarter 2011.

•

The effective tax rates for the third quarters of 2012 and 2011 were 36 percent and 40 percent, respectively. The movement in the effective tax rate was primarily driven by the impact of significantly higher reported pre-tax income in the current period.

In addition, we repurchased 7.6 million shares of our common stock during the third-quarter 2012 as part of our ongoing common share repurchase program. Primarily as a result of these ongoing repurchases, our average outstanding diluted shares decreased by 40 million common shares.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012 and 2011, net income was $591 million, or $1.18 diluted earnings per common share, and $122 million, or $.21 diluted earnings per common share, respectively. The increase in net income was primarily due to a $631 million decrease in net losses on derivative and hedging activities, a $237 million decrease in provisions for loan losses, a $114 million decrease in operating expenses and a $64 million increase in gains on debt repurchases, which more than offset the $275 million decline in net interest income.

The primary contributors to each of the identified drivers of changes in net income for the current nine-month period compared with the year-ago nine-month period are as follows:

•

Net interest income declined by $275 million primarily due to a $10.5 billion reduction in average FFELP Loans outstanding, higher cost of funds, which were partly due to refinancing debt into longer term liabilities, as well as the impact from the acceleration of $50 million of non-cash loan premium amortization in the second-quarter 2012 related to SDCL (see “FFELP Loans Segment” for further discussion). The decline in FFELP Loans outstanding was driven by normal loan amortization as well as loans that were consolidated under SDCL.

•

Provisions for loan losses decreased by $237 million. Excluding the effect of $124 million of additional provision in the nine months ended September 30, 2011, related to the implementation of new accounting guidance for TDRs referred to above (see also “Consumer Lending Segment — Private Education Loan Provision for Loan Losses and Charge-offs” for further discussion), the provision for loan losses decreased by $113 million as a result of overall improvements in credit quality and delinquency and charge-off trends.

•

Net losses on derivative and hedging activities decreased by $631 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

Gains on debt repurchases increased $64 million as we repurchased more debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•	Operating expenses decreased $114 million primarily due to the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

•	Net income from discontinued operations decreased $33 million due to the sale of our Purchased Paper—Non-Mortgage portfolio in third-quarter 2011.

•

The effective tax rates for the nine months ended September 30, 2012 and 2011 were 37 percent and 33 percent, respectively. The movement in the effective tax rate was primarily driven by the impact of significantly higher reported pre-tax income in the current period.

In addition, we repurchased 48.2 million shares of our common stock during the nine months ended September 30, 2012, as part of our ongoing common share repurchase program. Primarily as a result of these ongoing repurchases, our average outstanding diluted shares decreased by 36 million common shares.

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

	Three Months Ended September 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$615	$—	$712	$—	$—	$1,327	$206	$(78)		$128	$1,455
Other loans	—	—	—	4	—	4	—	—		—	4
Cash and investments	1	3	3	—	(2)	5	—	—		—	5

Total interest income	616	3	715	4	(2)	1,336	206	(78)		128	1,464
Total interest expense	209	—	399	12	(2)	618	26	1	(4)	27	645

Net interest income	407	3	316	(8)	—	718	180	(79)		101	819
Less: provisions for loan losses	252	—	18	—	—	270	—	—		—	270

Net interest income after provisions for loan losses	155	3	298	(8)	—	448	180	(79)		101	549
Other income (loss):
Servicing revenue	12	224	22	—	(164)	94	—	—		—	94
Contingency revenue	—	85	—	—	—	85	—	—		—	85
Gains on debt repurchases	—	—	—	44	—	44	—	—		—	44
Other income (loss)	—	7	—	4	—	11	(180)	(61	)(5)	(241)	(230)

Total other income (loss)	12	316	22	48	(164)	234	(180)	(61)		(241)	(7)
Expenses:
Direct operating expenses	67	112	171	3	(164)	189	—	—		—	189
Overhead expenses	—	—	—	55	—	55	—	—		—	55

Operating expenses	67	112	171	58	(164)	244	—	—		—	244
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	5		5	5
Restructuring expenses	1	1	—	—	—	2	—	—		—	2

Total expenses	68	113	171	58	(164)	246	—	5		5	251

Income (loss) from continuing operations, before income tax expense (benefit)	99	206	149	(18)	—	436	—	(145)		(145)	291
Income tax expense (benefit)(3)	36	76	55	(7)	—	160	—	(56)		(56)	104

Net income (loss) from continuing operations	63	130	94	(11)	—	276	—	(89)		(89)	187
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—		—	—

Net income (loss)	63	130	94	(11)	—	276	—	(89)		(89)	187
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$63	$131	$94	$(11)	$—	$277	$—	$(89)		$(89)	$188

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$101	$—	$101
Total other loss	(241)	—	(241)
Goodwill and acquired intangible assets impairment and amortization	—	5	5

Total “Core Earnings” adjustments to GAAP	$(140)	$(5)	(145)

Income tax benefit			(56)

Net loss			$(89)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $(9) million of “other derivative accounting adjustments.”
(5)	Represents the $(53) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(9) million of “other derivative accounting adjustments.”

	Three Months Ended September 30, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$609	$—	$711	$—	$—	$1,320	$246	$(99)		$147	$1,467
Other loans	—	—	—	5	—	5	—	—		—	5
Cash and investments	2	3	1	1	(3)	4	—	—		—	4

Total interest income	611	3	712	6	(3)	1,329	246	(99)		147	1,476
Total interest expense	204	—	354	16	(3)	571	17	3	(4)	20	591

Net interest income	407	3	358	(10)	—	758	229	(102)		127	885
Less: provisions for loan losses	384	—	21	4	—	409	—	—		—	409

Net interest income after provisions for loan losses	23	3	337	(14)	—	349	229	(102)		127	476
Other income (loss):
Servicing revenue	16	242	20	—	(183)	95	—	—		—	95
Contingency revenue	—	84	—	—	—	84	—	—		—	84
Gains on debt repurchases	—	—	—	—	—	—	—	—		—	—
Other income (loss)	—	11	—	8	—	19	(229)	(269	)(5)	(498)	(479)

Total other income (loss)	16	337	20	8	(183)	198	(229)	(269)		(498)	(300)
Expenses:
Direct operating expenses	82	119	188	2	(183)	208	—	—		—	208
Overhead expenses	—	—	—	77	—	77	—	—		—	77

Operating expenses	82	119	188	79	(183)	285	—	—		—	285
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	6		6	6
Restructuring expenses	—	1	—	—	—	1	—	—		—	1

Total expenses	82	120	188	79	(183)	286	—	6		6	292

Income (loss) from continuing operations, before income tax expense (benefit)	(43)	220	169	(85)	—	261	—	(377)		(377)	(116)
Income tax expense (benefit)(3)	(16)	81	62	(31)	—	96	—	(142)		(142)	(46)

Net income (loss) from continuing operations	(27)	139	107	(54)	—	165	—	(235)		(235)	(70)
Income from discontinued operations, net of tax expense	—	—	—	23	—	23	—	—		—	23

Net income (loss)	$(27)	$139	$107	$(31)	$—	$188	$—	$(235)		$(235)	$(47)

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$127	$—	$127
Total other loss	(498)	—	(498)
Goodwill and acquired intangible assets impairment and amortization	—	6	6

Total “Core Earnings” adjustments to GAAP	$(371)	$(6)	(377)

Income tax benefit			(142)

Net loss			$(235)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $(20) million of “other derivative accounting adjustments.”
(5)	Represents the $(252) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(20) million of “other derivative accounting adjustments.”

	Nine Months Ended September 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,856	$—	$2,090	$—	$—	$3,946	$643	$(274)		$369	$4,315
Other loans	—	—	—	13	—	13	—	—		—	13
Cash and investments	6	7	8	2	(7)	16	—	—		—	16

Total interest income	1,862	7	2,098	15	(7)	3,975	643	(274)		369	4,344
Total interest expense	618	—	1,231	28	(7)	1,870	95	3	(4)	98	1,968

Net interest income	1,244	7	867	(13)	—	2,105	548	(277)		271	2,376
Less: provisions for loan losses	712	—	54	—	—	766	—	—		—	766

Net interest income after provisions for loan losses	532	7	813	(13)	—	1,339	548	(277)		271	1,610
Other income (loss):
Servicing revenue	35	691	69	—	(512)	283	—	—		—	283
Contingency revenue	—	261	—	—	—	261	—	—		—	261
Gains on debt repurchases	—	—	—	102	—	102	—	—		—	102
Other income (loss)	—	24	—	11	—	35	(548)	(47	)(5)	(595)	(560)

Total other income (loss)	35	976	69	113	(512)	681	(548)	(47)		(595)	86
Expenses:
Direct operating expenses	199	342	537	6	(512)	572	—	—		—	572
Overhead expenses	—	—	—	171	—	171	—	—		—	171

Operating expenses	199	342	537	177	(512)	743	—	—		—	743
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	14		14	14
Restructuring expenses	3	3	—	5	—	11	—	—		—	11

Total expenses	202	345	537	182	(512)	754	—	14		14	768

Income (loss) from continuing operations, before income tax expense (benefit)	365	638	345	(82)	—	1,266	—	(338)		(338)	928
Income tax expense (benefit)(3)	133	233	127	(29)	—	464	—	(125)		(125)	339

Net income (loss) from continuing operations	232	405	218	(53)	—	802	—	(213)		(213)	589
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—		—	—

Net income (loss)	232	405	218	(53)	—	802	—	(213)		(213)	589
Less: net loss attributable to noncontrolling interest	—	(2)	—	—	—	(2)	—	—		—	(2)

Net income (loss) attributable to SLM Corporation	$232	$407	$218	$(53)	$—	$804	$—	$(213)		$(213)	$591

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$271	$—	$271
Total other loss	(595)	—	(595)
Goodwill and acquired intangible assets impairment and amortization	—	14	14

Total “Core Earnings” adjustments to GAAP	$(324)	$(14)	(338)

Income tax benefit			(125)

Net loss			$(213)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $2 million of “other derivative accounting adjustments.”
(5)	Represents the $(52) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $2 million of “other derivative accounting adjustments.”

	Nine Months Ended September 30, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,813	$—	$2,168	$—	$—	$3,981	$674	$(258)		$416	$4,397
Other loans	—	—	—	17	—	17	—	—		—	17
Cash and investments	7	8	3	4	(8)	14	—	—		—	14

Total interest income	1,820	8	2,171	21	(8)	4,012	674	(258)		416	4,428
Total interest expense	603	—	1,080	46	(8)	1,721	51	5	(4)	56	1,777

Net interest income	1,217	8	1,091	(25)	—	2,291	623	(263)		360	2,651
Less: provisions for loan losses	924	—	67	12	—	1,003	—	—		—	1,003

Net interest income after provisions for loan losses	293	8	1,024	(37)	—	1,288	623	(263)		360	1,648
Other income (loss):
Servicing revenue	48	731	66	—	(559)	286	—	—		—	286
Contingency revenue	—	248	—	—	—	248	—	—		—	248
Gains on debt repurchases	—	—	—	64	—	64	(26)	—		(26)	38
Other income (loss)	—	31	—	14	—	45	(597)	(654	)(5)	(1,251)	(1,206)

Total other income (loss)	48	1,010	66	78	(559)	643	(623)	(654)		(1,277)	(634)
Expenses:
Direct operating expenses	237	368	575	10	(559)	631	—	—		—	631
Overhead expenses	—	—	—	226	—	226	—	—		—	226

Operating expenses	237	368	575	236	(559)	857	—	—		—	857
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	18		18	18
Restructuring expenses	2	2	1	1	—	6	—	—		—	6

Total expenses	239	370	576	237	(559)	863	—	18		18	881

Income (loss) from continuing operations, before income tax expense (benefit)	102	648	514	(196)	—	1,068	—	(935)		(935)	133
Income tax expense (benefit)(3)	37	238	189	(71)	—	393	—	(349)		(349)	44

Net income (loss) from continuing operations	65	410	325	(125)	—	675	—	(586)		(586)	89
Income from discontinued operations, net of tax expense	—	—	—	33	—	33	—	—		—	33

Net income (loss)	$65	$410	$325	$(92)	$—	$708	$—	$(586)		$(586)	$122

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$360	$—	$360
Total other loss	(1,277)	—	(1,277)
Goodwill and acquired intangible assets impairment and amortization	—	18	18

Total “Core Earnings” adjustments to GAAP	$(917)	$(18)	(935)

Income tax benefit			(349)

Net loss			$(586)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $(26) million of “other derivative accounting adjustments.”
(5)	Represents the $(633) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(26) million of “other derivative accounting adjustments.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$(140)	$(371)	$(324)	$(917)
Net impact of goodwill and acquired intangible assets	(5)	(6)	(14)	(18)
Net tax effect	56	142	125	349

Total “Core Earnings” adjustments to GAAP	$(89)	$(235)	$(213)	$(586)

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to LIBOR, Prime or Treasury bill index (for $128 billion of our FFELP assets as of April 1, 2012, we elected to change the index from commercial paper to LIBOR on April 1, 2012; see “FFELP Loans Segment—FFELP Loans Net Interest Margin” for further discussion). In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting on our net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(233)	$(480)	$(600)	$(1,231)
Plus: Realized losses on derivative and hedging activities, net(1)	180	228	548	598

Unrealized gains (losses) on derivative and hedging activities, net(2)	(53)	(252)	(52)	(633)
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(78)	(99)	(274)	(258)
Other derivative accounting adjustments(3)	(9)	(20)	2	(26)

Total net impact of derivative accounting(4)	$(140)	$(371)	$(324)	$(917)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.
(2)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Floor Income Contracts	$(12)	$(356)	$174	$(482)
Basis swaps	(7)	57	(55)	76
Foreign currency hedges	(22)	43	(144)	(261)
Other	(12)	4	(27)	34

Total unrealized gains (losses) on derivative and hedging activities, net	$(53)	$(252)	$(52)	$(633)

(3)

Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustments are reversed for “Core Earnings” and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses are amortized into “Core Earnings” over the life of the hedged item.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(206)	$(246)	$(643)	$(674)
Net settlement income on interest rate swaps reclassified to net interest income	26	17	95	51
Foreign exchange derivative losses reclassified to other income	—	1	—	—
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	—	—	25

Total reclassifications of realized losses on derivative and hedging activities	$(180)	$(228)	$(548)	$(598)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of September 30, 2012, derivative accounting has reduced GAAP equity by approximately $1.2 billion as a result of cumulative net unrealized losses (after tax) recognized for GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Beginning impact of derivative accounting on GAAP equity	$(1,098)	$(1,009)	$(977)	$(676)
Net impact of net unrealized gains (losses) under derivative accounting(1)	(85)	(223)	(206)	(556)

Ending impact of derivative accounting on GAAP equity	$(1,183)	$(1,232)	$(1,183)	$(1,232)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Total pre-tax net impact of derivative accounting recognized in net income(a)	$(140)	$(371)	$(324)	$(917)
Tax impact of derivative accounting adjustments recognized in net income	53	138	112	336
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	2	10	6	25

Net impact of net unrealized gains (losses) under derivative accounting	$(85)	$(223)	$(206)	$(556)

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods and are presented below net of tax. As of September 30, 2012, the remaining amortization term of the net floor premiums was approximately 3.75 years on existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

(Dollars in millions)	September 30, 2012	September 30, 2011
Unamortized net Floor premiums (net of tax)	$(600)	$(834)

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(5)	$(6)	$(14)	$(18)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table shows “Core Earnings” results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
“Core Earnings” interest income:
Private Education Loans	$615	$609	1%	$1,856	$1,813	2%
Cash and investments	1	2	(50)	6	7	(14)

Total “Core Earnings” interest income	616	611	1	1,862	1,820	2
Total “Core Earnings” interest expense	209	204	2	618	603	2

Net “Core Earnings” interest income	407	407	—	1,244	1,217	2
Less: provision for loan losses	252	384	(34)	712	924	(23)

Net “Core Earnings” interest income after provision for loan losses	155	23	574	532	293	82
Servicing revenue	12	16	(25)	35	48	(27)
Direct operating expenses	67	82	(18)	199	237	(16)
Restructuring expenses	1	—	—	3	2	50

Total expenses	68	82	(17)	202	239	(15)

Income (loss) before income tax expense (benefit)	99	(43)	330	365	102	258
Income tax expense (benefit)	36	(16)	325	133	37	259

“Core Earnings” (loss)	$63	$(27)	333%	$232	$65	257%

Quarterly “Core Earnings” improved to $63 million from a $27 million loss in 2011, driven primarily by lower loan loss provision.

Private Education Loan portfolio results compared with third-quarter 2011 included:

•	Loan originations of $1.3 billion, up 25 percent.

•

Provision for Private Education Loan losses of $252 million, down from $384 million, primarily due to an additional $124 million of provision attributable to last year’s adoption of new accounting guidance for TDRs.

•	Delinquencies of 90 days or more of 5.3 percent, up from 5.0 percent of loans in repayment.

•	Loans in forbearance of 3.2 percent, down from 4.5 percent of loans in repayment and forbearance.

•	Annualized charge-off rate of 3.23 percent, down from 3.74 percent of loans in repayment.

•	“Core Earnings” net interest margin, before loan loss provision, of 4.05 percent, up from 4.03 percent.

•	The portfolio balance, net of loan loss allowance, grew to $37 billion from $36 billion.

Consumer Lending Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with reconciliation to the GAAP basis Consumer Lending net interest margin before provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
“Core Earnings” basis Private Education Loan yield	6.35%	6.39%	6.38%	6.34%
Discount amortization	.17	.18	.22	.24

“Core Earnings” basis Private Education Loan net yield	6.52	6.57	6.60	6.58
“Core Earnings” basis Private Education Loan cost of funds	(2.08)	(2.00)	(2.05)	(2.00)

“Core Earnings” basis Private Education Loan spread	4.44	4.57	4.55	4.58
“Core Earnings” basis other interest-earning asset spread impact	(.39)	(.54)	(.40)	(.52)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.05%	4.03%	4.15%	4.06%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.05%	4.03%	4.15%	4.06%
Adjustment for GAAP accounting treatment(2)	(.08)	(.09)	(.11)	(.06)

GAAP basis Consumer Lending net interest margin(1)	3.97%	3.94%	4.04%	4.00%

(1) The average balances of our Consumer Lending interest-earning assets for the respective periods are:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Private Education Loans	$37,545	$36,772	$37,612	$36,853
Other interest-earning assets	2,436	3,280	2,436	3,183

Total Consumer Lending “Core Earnings” basis interest-earning assets	$39,981	$40,052	$40,048	$40,036

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

The increases in the “Core Earnings” basis Consumer Lending net interest margin for the three and nine-month periods ended September 30, 2012 over the prior-year periods were primarily due to reduced spread impacts from declines in the average balances of our other interest-earning assets. These assets consist primarily of securitization trust restricted cash and cash held at Sallie Mae Bank (the “Bank”). Our other interest-earning asset portfolio earns a negative yield and as a result, when its relative weighting decreases compared to the Private Education Loan portfolio, the overall net interest margin increases. Partially offsetting this benefit was an increase in the cost of funds related to unsecured debt and asset-backed securities issued in 2011 and 2012.

Private Education Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loan provision for loan losses and charge-offs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011(1)	2012	2011(1)
Private Education Loan provision for loan losses	$252	$384	$712	$924
Private Education Loan charge-offs	$250	$272	$709	$809

(1)

We recorded an additional $124 million of provision for Private Education Loan losses in the third quarter of 2011 in connection with adopting new accounting rules related to TDRs. For a discussion of the effect of these new rules on our provision for Private Education Loan losses, please refer to “Note 2 — Significant Accounting Policies — Allowance for Loan Losses” in our 2011 Form 10-K.

In establishing the allowance for Private Education Loan losses as of September 30, 2012, we considered several factors with respect to our Private Education Loan portfolio. In particular, as compared to the year-ago periods we continue to see improving credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio. Total loans delinquent (as a percentage of loans in repayment) has decreased to 10.0 percent from 10.3 percent and the charge-off rate has declined to 3.23 percent from 3.74 percent compared with the year-ago quarter. Apart from these overall improvements, Private Education Loans that have defaulted between 2008 and 2011 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. Our allowance for loan losses takes into account these potential recovery uncertainties.

The decline in the Private Education Loan provision for loan losses compared to the year-ago periods (excluding the effect of the TDR implementation) reflects the improving credit quality and performance trends discussed above.

During the second quarter of 2012, we increased our focus on encouraging our borrowers to enter into repayment plans in lieu of using forbearance to better help our borrowers manage their overall payment obligations. This resulted in what we expect will be a one-time increase in late stage delinquencies and charge-offs that are expected to occur through the end of 2012. We believe most of this increase is an acceleration of future charge-offs that would have occurred in future periods. As a result of this change, the percentage of loans in forbearance dropped to 3.2 percent as of September 30, 2012 compared to 4.3 percent and 4.5 percent as of June 30, 2012 and September 30, 2011, respectively. The $27 million increase in the Private Education Loan provision for loan losses for third-quarter 2012 of $252 million compared with second-quarter 2012 of $225 million was primarily the result of this change discussed above.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates—Allowance for Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The decrease in operating expenses in the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 was primarily the result of the current-year benefit of the cost-cutting efforts we implemented throughout 2011. Operating expenses were 71 basis points and 88 basis points of average Private Education Loans in the quarters ended September 30, 2012 and 2011, respectively, and 71 basis points and 86 basis points of average Private Education Loans in the nine months ended September 30, 2012 and 2011, respectively.

Business Services Segment

The following table shows “Core Earnings” results for our Business Services segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net interest income	$3	$3	—%	$7	$8	(13	) %
Servicing revenue:
Intercompany loan servicing	164	183	(10)	512	559	(8)
Third-party loan servicing	26	20	30	74	60	23
Guarantor servicing	11	15	(27)	33	40	(18)
Other servicing	23	24	(4)	72	72	—

Total servicing revenue	224	242	(7)	691	731	(5)
Contingency revenue	85	84	1	261	248	5
Other Business Services revenue	7	11	(36)	24	31	(23)

Total other income	316	337	(6)	976	1,010	(3)
Direct operating expenses	112	119	(6)	342	368	(7)
Restructuring expenses	1	1	—	3	2	50

Total expenses	113	120	(6)	345	370	(7)

Income from continuing operations, before income tax expense	206	220	(6)	638	648	(2)
Income tax expense	76	81	(6)	233	238	(2)

“Core Earnings”	130	139	(6)	405	410	(1)
Less: net loss attributable to noncontrolling interest	(1)	—	(100)	(2)	—	(100)

“Core Earnings” attributable to SLM Corporation	$131	$139	(6)%	$407	$410	(1)%

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $129 billion and $140 billion for the quarters ended September 30, 2012 and 2011, respectively, and $132 billion and $142 billion for the nine months ended September 30, 2012 and 2011, respectively. The decline in intercompany loan servicing revenue from the year-ago period is primarily the result of a lower outstanding principal balance in the underlying portfolio.

As of September 30, 2012, we are servicing approximately 4.1 million accounts under the ED Servicing Contract compared with 3.4 million accounts serviced at September 30, 2011. The increase in the third-party loan servicing fees for the current quarter and nine-month period compared with the prior-year periods was driven by the increase in the number of accounts serviced as well as an increase in ancillary servicing fees earned. The third quarters of 2012 and 2011 included $23 million and $16 million, respectively, of servicing revenue related to the ED Servicing Contract.

Guarantor Servicing revenue declined for the three and nine-month periods ending September 30, 2012 compared with the prior-year periods primarily due to the declining balance of FFELP Loans outstanding for which we earn fees.

Other servicing revenue includes account asset servicing revenue and Campus Solutions revenue. Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services and administration services for 529 college savings plans we service. Assets under administration of 529 college savings plans totaled $43.1 billion as of September 30, 2012, a 25 percent increase from the year-ago quarter.

Campus Solutions revenue is earned from our Campus Solutions business whose services include comprehensive financing and transaction processing solutions that we provide to college financial aid offices and students to streamline the financial aid process.

Our contingency revenue consists of fees we receive for collections of delinquent debt on behalf of clients performed on a contingency basis. The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others. We expect the inventory of contingent collections receivables to decline over time as a result of the elimination of FFELP in July 2010.

(Dollars in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Student loans	$12,151	$11,553	$10,839
Other	2,018	2,017	2,133

Total	$14,169	$13,570	$12,972

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

Revenues related to services performed on FFELP Loans accounted for 76 percent and 78 percent, respectively, of total segment revenues for the quarters ended September 30, 2012 and 2011 and 76 percent and 78 percent, respectively, of total segment revenues for the nine months ended September 30, 2012 and 2011.

Operating Expenses — Business Services Segment

Operating expenses for the three and nine-month periods ended September 30, 2012 decreased from the year-ago periods, primarily as a result of the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

FFELP Loans Segment

The following table shows “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
“Core Earnings” interest income:
FFELP Loans	$712	$711	—%	$2,090	$2,168	(4)%
Cash and investments	3	1	200	8	3	167

Total “Core Earnings” interest income	715	712	—	2,098	2,171	(3)
Total “Core Earnings” interest expense	399	354	13	1,231	1,080	14

Net “Core Earnings” interest income	316	358	(12)	867	1,091	(21)
Less: provision for loan losses	18	21	(14)	54	67	(19)

Net “Core Earnings” interest income after provision for loan losses	298	337	(12)	813	1,024	(21)
Servicing revenue	22	20	10	69	66	5
Direct operating expenses	171	188	(9)	537	575	(7)
Restructuring expenses	—	—	—	—	1	(100)

Total expenses	171	188	(9)	537	576	(7)

Income from continuing operations, before income tax expense	149	169	(12)	345	514	(33)
Income tax expense	55	62	(11)	127	189	(33)

“Core Earnings”	$94	$107	(12)%	$218	$325	(33)%

“Core Earnings” for the segment were $94 million in third-quarter 2012, compared with the year-ago quarter’s $107 million. The decrease was primarily due to lower net interest income in the current quarter resulting from higher funding costs and the declining balance of the FFELP Loan portfolio.

Key financial measures include:

•

“Core Earnings” net interest margin of .92 percent in the third quarter of 2012 compared with .97 percent in the year-ago quarter (see “FFELP Loans Net Interest Margin” for a further discussion of this decrease).

•	The provision for loan losses of $18 million in the third quarter of 2012 decreased from $21 million in the year-ago quarter.

FFELP Loans Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with reconciliation to the GAAP basis FFELP Loans net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
“Core Earnings” basis FFELP Loan yield	2.65%	2.55%	2.65%	2.57%
Hedged Floor Income	.24	.27	.27	.24
Unhedged Floor Income	.13	.09	.10	.12
Consolidation Loan Rebate Fees	(.66)	(.65)	(.66)	(.66)
Repayment Borrower Benefits	(.11)	(.13)	(.12)	(.11)
Premium amortization	(.07)	(.14)	(.16)	(.15)

“Core Earnings” basis FFELP Loan net yield	2.18	1.99	2.08	2.01
“Core Earnings” basis FFELP Loan cost of funds	(1.13)	(.96)	(1.15)	(.96)

“Core Earnings” basis FFELP Loan spread	1.05	1.03	.93	1.05
“Core Earnings” basis FFELP other interest-earning asset spread impact	(.13)	(.06)	(.11)	(.07)

“Core Earnings” basis FFELP Loans net interest margin(1)	.92%	.97%	.82%	.98%

“Core Earnings” basis FFELP Loans net interest margin(1)	.92	.97	.82	.98
Adjustment for GAAP accounting treatment(2)	.32	.38	.30	.35

GAAP basis FFELP Loans net interest margin(1)	1.24%	1.35%	1.12%	1.33%

(1)	The average balances of our FFELP interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
FFELP Loans	$129,621	$141,848	$133,887	$144,389
Other interest-earning assets	7,601	4,784	6,776	4,927

Total FFELP “Core Earnings” basis interest-earning assets	$137,222	$146,632	$140,663	$149,316

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

The decrease in the “Core Earnings” basis FFELP Loans net interest margin of 5 basis points for the quarter ended September 30, 2012 compared with the quarter ended September 30, 2011 and of 16 basis points for the nine months ended September 30, 2012 compared with the year-ago period was primarily the result of a general increase in our funding costs related to unsecured and ABS debt issuances over the last year and an increase in the average balance of other assets. The amount of the other interest-earning asset portfolio, which is primarily securitization trust restricted cash, has increased in both the three and nine-month periods. The other interest-earning asset portfolio earns a negative yield and as a result, when its relative weighting increases, the overall net interest margin declines. Offsetting these negative effects on the FFELP Loans net interest margin was lower premium amortization due to lower prepayment speeds.

During the fourth-quarter 2011, the Administration announced the SDCL. The initiative provided an incentive to borrowers who have at least one student loan owned by the Department of Education (“ED”) and at least one held by a FFELP lender to consolidate the FFELP lender’s loans into the Direct Loan Program by providing a 0.25 percentage point interest rate reduction on the FFELP loans that are eligible for consolidation. The program was available from January 17, 2012 through June 30, 2012.

While borrowers initiated the application process prior to June 30, 2012 to consolidate approximately $5 billion of our FFELP Loans to ED as part of this initiative, the actual consolidation of these loans occurred in both the second and third quarters of 2012. During second-quarter 2012, $2.2 billion were consolidated with the remaining balance being consolidated in third-quarter 2012. The consolidation of these loans resulted in the acceleration of $42 million of non-cash loan premium amortization and $8 million of non-cash debt discount amortization during second-quarter 2012. This combined $50 million acceleration of non-cash amortization related to this activity reduced the FFELP Loans net interest margin by 14 basis points in the second quarter of 2012 and 5 basis points for the nine months ended September 30, 2012. The SDCL ended June 30, 2012. The “Core Earnings” basis FFELP Loans net interest margin was not affected for the quarter ended September 30, 2012 by any additional loan premium expense or debt discount expense related to this initiative.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments (“SAP”) are calculated for FFELP Loans first disbursed on or after January 1, 2000. We elected to use the one-month LIBOR rate rather than the CP rate commencing on April 1, 2012 in connection with our entire $128 billion of CP indexed loans. This change will help us to better match loan yields with our financing costs. This election did not materially affect our results for the nine months ended September 30, 2012.

As of September 30, 2012, our FFELP Loan portfolio totaled approximately $127.7 billion, comprised of $45.3 billion of FFELP Stafford and $82.4 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 5.2 years and 9.1 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2012 and 2011, based on interest rates as of those dates.

	September 30, 2012			September 30, 2011
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$110.3	$15.5	$125.8	$120.1	$18.3	$138.4
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(58.2)	(1.1)	(59.3)	(63.6)	(1.2)	(64.8)
Less: economically hedged Floor Income Contracts	(35.2)	—	(35.2)	(41.5)	—	(41.5)

Student loans eligible to earn Floor Income	$16.9	$14.4	$31.3	$15.0	$17.1	$32.1

Student loans earning Floor Income	$9.3	$.8	$10.1	$15.0	$2.6	$17.6

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period October 1, 2012 to June 30, 2016. The hedges related to these loans do not qualify as effective hedges.

(Dollars in billions)	October 1, 2012 to December 31, 2012	2013	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$35.2	$32.6	$28.3	$27.2	$10.4

FFELP Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the FFELP Loan provision for loan losses and charge-offs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
FFELP Loan provision for loan losses	$18	$21	$54	$67
FFELP Loan charge-offs	$23	18	$68	59

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged from the Business Services segment and included in those amounts was $164 million and $183 million for the quarters ended September 30, 2012 and 2011, respectively, and $512 million and $559 million for the nine-month period ended September 30, 2012 and September 30, 2011, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 53 basis points and 52 basis points of average FFELP Loans in the quarters ended September 30, 2012 and 2011, respectively, and 54 basis points and 53 basis points for the nine months ended September 30, 2012 and 2011, respectively. The decline in operating expenses from the prior-year quarter was primarily the result of the reduction in the average outstanding balance of our FFELP Loans portfolio.

Other Segment

The following table shows “Core Earnings” results of our Other segment

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net interest loss after provision	$(8)	$(14)	43%	$(13)	$(37)	(65)%
Gains on debt repurchases	44	—	100	102	64	59
Other	4	8	(50)	11	14	(21)

Total income	48	8	500	113	78	45
Expenses: Direct operating expenses	3	2	50	6	10	(40)
Overhead expenses:
Corporate overhead	28	47	(40)	92	134	(31)
Unallocated information technology costs	27	30	(10)	79	92	(14)

Total overhead expenses	55	77	(29)	171	226	(24)

Total operating expenses	58	79	(27)	177	236	(25)
Restructuring expenses	—	—	—	5	1	400

Total expenses	58	79	(27)	182	237	(23)

Loss from continuing operations, before income tax benefit	(18)	(85)	(79)	(82)	(196)	(58)
Income tax benefit	(7)	(31)	(77)	(29)	(71)	(59)

Net loss from continuing operations	(11)	(54)	(80)	(53)	(125)	(58)
Income from discontinued operations, net of tax expense	—	23	(100)	—	33	(100)

“Core Earnings” (loss)	$(11)	$(31)	(65)%	$(53)	$(92)	(42)%

Net Interest Income (Loss) after Provision for Loan Losses

Net interest income (loss) after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our mortgage and consumer loan portfolios. The improvement in the three and nine-month periods compared with the prior-year periods was primarily the result of our not recording any provision for loan losses related to our mortgage and consumer loan portfolios in 2012. Each quarter we perform an analysis regarding the adequacy of the loan loss allowance for these portfolios and we determined that no additional allowance for loan losses was required related to this $147 million portfolio.

Gains on Debt Repurchases

We repurchased $230 million and $9 million face amount of our debt for the three months ended September 30, 2012 and 2011, respectively, and $520 million and $894 million face amount of our debt for the nine months ended September 30, 2012 and 2011, respectively.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

The decrease in overhead for the three and nine months ended September 30, 2012 compared with the year-ago periods was primarily the result of adjustments recorded during both years related to the termination of our defined benefit pension plan and the current-year benefit of the cost-cutting efforts we implemented throughout 2011. Related to the termination of our defined benefit pension plan, operating expenses decreased by $15 million and $25 million in the three and nine months ended September 30, 2012 compared with the year-ago periods, respectively, due to changes in estimates related to employee termination benefits as well as changes in interest rates.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$129,621	2.58%	$141,848	2.40%	$133,887	2.45%	$144,389	2.39%
Private Education Loans	37,545	6.52	36,772	6.57	37,612	6.59	36,853	6.58
Other loans	173	9.20	221	9.38	180	9.40	241	9.16
Cash and investments	11,578	.19	11,092	.16	10,340	.21	10,945	.18

Total interest-earning assets	178,917	3.26%	189,933	3.08%	182,019	3.19%	192,428	3.08%

Non-interest-earning assets	4,842		5,187		4,802		5,283

Total assets	$183,759		$195,120		$186,821		$197,711

Average Liabilities and Equity
Short-term borrowings	$22,935	.85%	$30,935	.89%	$26,070	.89%	$31,780	.89%
Long-term borrowings	152,013	1.56	155,505	1.33	151,865	1.58	157,352	1.33

Total interest-bearing liabilities	174,948	1.47%	186,440	1.26%	177,935	1.48%	189,132	1.26%

Non-interest-bearing liabilities	3,938		3,863		3,896		3,592
Equity	4,873		4,817		4,990		4,987

Total liabilities and equity	$183,759		$195,120		$186,821		$197,711

Net interest margin		1.82%		1.85%		1.74%		1.84%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended September 30, 2012 vs. 2011
Interest income	$(12)	$80	$(92)
Interest expense	54	93	(39)

Net interest income	$(66)	$(13)	$(53)

Nine Months Ended September 30, 2012 vs. 2011
Interest income	$(84)	$156	$(240)
Interest expense	191	299	(108)

Net interest income	$(275)	$(137)	$(138)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	September 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$1,721	$—	$1,721	$2,144	$3,865
Grace, repayment and other(2)	42,949	81,771	124,720	36,664	161,384

Total, gross	44,670	81,771	126,441	38,808	165,249
Unamortized premium/(discount)	710	762	1,472	(814)	658
Receivable for partially charged-off loans	—	—	—	1,303	1,303
Allowance for loan losses	(102)	(64)	(166)	(2,196)	(2,362)

Total student loan portfolio	$45,278	$82,469	$127,747	$37,101	$164,848

% of total FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total student loan portfolio:
In-school(1)	$3,100	$—	$3,100	$2,263	$5,363
Grace, repayment and other(2)	46,618	86,925	133,543	35,830	169,373

Total, gross	49,718	86,925	136,643	38,093	174,736
Unamortized premium/(discount)	839	835	1,674	(873)	801
Receivable for partially charged-off loans	—	—	—	1,241	1,241
Allowance for loan losses	(117)	(70)	(187)	(2,171)	(2,358)

Total student loan portfolio	$50,440	$87,690	$138,130	$36,290	$174,420

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

(1)	Loans for borrowers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended September 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total	$46,294	$83,327	$129,621	$37,545	$167,166
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Three Months Ended September 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total	$52,399	$89,449	$141,848	$36,772	$178,620
% of FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	Nine Months Ended September 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total	$48,526	$85,361	$133,887	$37,612	$171,499
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Nine Months Ended September 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total
Total	$53,856	$90,533	$144,389	$36,853	$181,242
% of FFELP	37%	63%	100%
% of total	30%	50%	80%	20%	100%

Student Loan Activity

	Three Months Ended September 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$48,113	$84,720	$132,833	$36,454	$169,287
Acquisitions and originations	225	63	288	1,384	1,672
Capitalized interest and premium/discount amortization	335	371	706	193	899
Consolidations to third parties	(2,071)	(1,276)	(3,347)	(13)	(3,360)
Sales	(144)	—	(144)	—	(144)
Repayments and other	(1,180)	(1,409)	(2,589)	(917)	(3,506)

Ending balance	$45,278	$82,469	$127,747	$37,101	$164,848

	Three Months Ended September 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$52,824	$89,811	$142,635	$35,753	$178,388
Acquisitions and originations	400	466	866	1,152	2,018
Capitalized interest and premium/discount amortization	316	416	732	226	958
Consolidations to third parties	(543)	(250)	(793)	(16)	(809)
Sales	(187)	—	(187)	—	(187)
Repayments and other	(1,128)	(1,466)	(2,594)	(958)	(3,552)

Ending balance	$51,682	$88,977	$140,659	$36,157	$176,816

	Nine Months Ended September 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$50,440	$87,690	$138,130	$36,290	$174,420
Acquisitions and originations	2,375	636	3,011	2,876	5,887
Capitalized interest and premium/discount amortization	980	1,118	2,098	701	2,799
Consolidations to third parties	(4,501)	(2,536)	(7,037)	(55)	(7,092)
Sales	(428)	—	(428)	—	(428)
Repayments and other	(3,588)	(4,439)	(8,027)	(2,711)	(10,738)

Ending balance	$45,278	$82,469	$127,747	$37,101	$164,848

	Nine Months Ended September 30, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$56,252	$92,397	$148,649	$35,656	$184,305
Acquisitions and originations	693	771	1,464	2,373	3,837
Capitalized interest and premium/discount amortization	998	1,157	2,155	850	3,005
Consolidations to third parties	(2,124)	(808)	(2,932)	(48)	(2,980)
Sales	(568)	—	(568)	—	(568)
Repayments and other	(3,569)	(4,540)	(8,109)	(2,674)	(10,783)

Ending balance	$51,682	$88,977	$140,659	$36,157	$176,816

Private Education Loan Originations

Private Education Loan originations increased 25 percent from the year-ago quarter to $1.3 billion in the quarter ended September 30, 2012.

The following table summarizes our Private Education Loan originations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Smart Option — Interest Only(1)	$351	$314	$809	$741
Smart Option — Fixed Pay(1)	428	362	845	984
Smart Option — Deferred(1)(2)	555	368	1,108	413
Other	15	33	69	142

Total Private Education Loan originations	$1,349	$1,077	$2,831	$2,280

(1)

Interest Only, Fixed Pay and Deferred describe the payment option while in school or in grace period. See “Consumer Lending Portfolio Performance—Private Education Loan Repayment Options” for further discussion.

(2)	Deferred repayment option reinstated in March 2011.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	September 30,
	2012		2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,800		$7,693
Loans in forbearance(2)	1,036		1,360
Loans in repayment and percentage of each status:
Loans current	27,886	90.0%	25,945	89.7%
Loans delinquent 31-60 days(3)	954	3.1	1,032	3.6
Loans delinquent 61-90 days(3)	504	1.6	509	1.7
Loans delinquent greater than 90 days(3)	1,628	5.3	1,436	5.0

Total Private Education Loans in repayment	30,972	100%	28,922	100%

Total Private Education Loans, gross	38,808		37,975
Private Education Loan unamortized discount	(814)		(843)

Total Private Education Loans	37,994		37,132
Private Education Loan receivable for partially charged-off loans	1,303		1,192
Private Education Loan allowance for losses	(2,196)		(2,167)

Private Education Loans, net	$37,101		$36,157

Percentage of Private Education Loans in repayment		79.8%		76.2%

Delinquencies as a percentage of Private Education Loans in repayment		10.0%		10.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.2%		4.5%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		77.1%		68.7%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.
(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Allowance for Private Education Loan Losses
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Allowance at beginning of period	$2,186	$2,043	$2,171	$2,022
Provision for Private Education Loan losses	252	384	712	924
Charge-offs(1)	(250)	(272)	(709)	(809)
Reclassification of interest reserve(2)	8	12	22	30

Allowance at end of period	$2,196	$2,167	$2,196	$2,167

Charge-offs as a percentage of average loans in repayment (annualized)	3.23%	3.74%	3.10%	3.80%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	3.11%	3.57%	2.97%	3.62%
Allowance as a percentage of ending total loans	5.48%	5.53%	5.48%	5.53%
Allowance as a percentage of ending loans in repayment	7.09%	7.49%	7.09%	7.49%
Average coverage of charge-offs (annualized)	2.2	2.0	2.3	2.0
Ending total loans(3)	$40,111	$39,167	$40,111	$39,167
Average loans in repayment	$30,816	$28,819	$30,577	$28,481
Ending loans in repayment	$30,972	$28,922	$30,972	$28,922

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

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans.

	September 30, 2012			September 30, 2011
	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$36,250	$3,861	$40,111	$35,005	$4,162	$39,167
Ending loans in repayment	28,356	2,616	30,972	26,241	2,681	28,922
Private Education Loan allowance for losses	1,634	562	2,196	1,487	680	2,167
Charge-offs as a percentage of average loans in repayment (annualized)	2.56%	10.46%	3.23%	2.95%	11.48%	3.74%
Allowance as a percentage of ending total loans	4.5%	14.6%	5.5%	4.2%	16.3%	5.5%
Allowance as a percentage of ending loans in repayment	5.8%	21.5%	7.1%	5.7%	25.4%	7.5%
Average coverage of charge-offs (annualized)	2.3	2.0	2.2	1.9	2.2	2.0
Delinquencies as a percentage of Private Education Loans in repayment	8.6%	25.1%	10.0%	8.6%	26.6%	10.3%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.4%	14.6%	5.3%	4.0%	14.3%	5.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.1%	5.0%	3.2%	4.3%	6.7%	4.5%
Loans that entered repayment during the period(2)	$884	$23	$907	$843	$46	$889
Percentage of Private Education Loans with a cosigner	67%	30%	64%	65%	29%	61%
Average FICO at origination	727	624	719	726	624	717

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.
(2)	Includes loans that are required to make a payment for the first time.

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

The following table summarizes the activity in the receivable for partially charged-off loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Receivable at beginning of period	$1,277	$1,140	$1,241	$1,040
Expected future recoveries of current period defaults(1)	86	100	237	291
Recoveries(2)	(45)	(39)	(139)	(115)
Charge-offs(3)	(15)	(9)	(36)	(24)

Receivable at end of period	$1,303	$1,192	$1,303	$1,192

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The monthly average number of loans granted forbearance as a percentage of loans in repayment and forbearance decreased to 4.6 percent in the third quarter of 2012 compared to the year-ago quarter of 5.3 percent. As of September 30, 2012, 3.0 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of September 30, 2012 (borrowers made payments on approximately 28 percent of these loans immediately prior to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.6%	8.9%	5.2%
Current	50.0	58.4	66.2
Delinquent 31-60 days	3.2	2.0	0.4
Delinquent 61-90 days	1.9	1.2	0.2
Delinquent greater than 90 days	4.8	2.8	0.3
Forbearance	4.1	3.2	—
Defaulted	20.2	11.3	7.0
Paid	6.2	12.2	20.7

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2012, loans in forbearance status as a percentage of loans in repayment and forbearance were 5.2 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.2 percent for loans that have been in active repayment status for more than 48 months. Approximately 73 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

(Dollars in millions) September 30, 2012	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	1 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,800	$6,800
Loans in forbearance	588	169	122	65	92	—	1,036
Loans in repayment — current	5,697	6,078	5,115	3,913	7,083	—	27,886
Loans in repayment — delinquent 31-60 days	341	198	165	104	146	—	954
Loans in repayment — delinquent 61-90 days	221	94	80	46	63	—	504
Loans in repayment — delinquent greater than 90 days	841	306	221	116	144	—	1,628

Total	$7,688	$6,845	$5,703	$4,244	$7,528	$6,800	38,808

Unamortized discount							(814)
Receivable for partially charged-off loans							1,303
Allowance for loan losses							(2,196)

Total Private Education Loans, net							$37,101

Loans in forbearance as a percentage of loans in repayment and forbearance	7.7%	2.5%	2.1%	1.5%	1.2%	—%	3.2%

(Dollars in millions) September 30, 2011	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	1 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$7,693	$7,693
Loans in forbearance	897	194	127	66	76	—	1,360
Loans in repayment — current	7,561	5,657	4,480	3,163	5,084	—	25,945
Loans in repayment — delinquent 31-60 days	491	208	146	79	108	—	1,032
Loans in repayment — delinquent 61-90 days	270	93	65	33	48	—	509
Loans in repayment — delinquent greater than 90 days	742	307	183	88	116	—	1,436

Total	$9,961	$6,459	$5,001	$3,429	$5,432	$7,693	37,975

Unamortized discount							(843)
Receivable for partially charged-off loans							1,192
Allowance for loan losses							(2,167)

Total Private Education Loans, net							$36,157

Loans in forbearance as a percentage of loans in repayment and forbearance	9.0%	3.0%	2.5%	1.9%	1.4%	—%	4.5%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 6 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	September 30, 2012		September 30, 2011
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
Up to 12 months	$796	77%	$876	64%
13 to 24 months	180	17	432	32
More than 24 months	60	6	52	4

Total	$1,036	100%	$1,360	100%

Private Education Loan Repayment Options

Certain loan programs allow borrowers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of September 30, 2012.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in Repayment	$23,923	$ 5,499	$1,550	$30,972
$ in Total	$30,076	$ 7,122	$1,610	38,808
Payment method by enrollment status:
In-school/Grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the borrower. Borrowers elect to participate in this program at the time they enter repayment following their grace period. This program is available to borrowers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Borrowers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a borrower participates in this program. As of September 30, 2012 and 2011, borrowers in repayment owing approximately $6.7 billion (22 percent of loans in repayment) and $7.0 billion (24 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 11 percent and 12 percent were non-traditional loans as of September 30, 2012 and 2011, respectively.

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	September 30,
	2012		2011
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$19,512		$25,276
Loans in forbearance(2)	16,448		20,302
Loans in repayment and percentage of each status:
Loans current	75,085	83.0%	77,923	83.3%
Loans delinquent 31-60 days(3)	4,970	5.5	5,202	5.6
Loans delinquent 61-90 days(3)	2,546	2.8	2,526	2.7
Loans delinquent greater than 90 days(3)	7,880	8.7	7,901	8.4

Total FFELP Loans in repayment	90,481	100%	93,552	100%

Total FFELP Loans, gross	126,441		139,130
FFELP Loan unamortized premium	1,472		1,718

Total FFELP Loans	127,913		140,848
FFELP Loan allowance for losses	(166)		(189)

FFELP Loans, net	$127,747		$140,659

Percentage of FFELP Loans in repayment		71.6%		67.2%

Delinquencies as a percentage of FFELP Loans in repayment		17.0%		16.7%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.4%		17.8%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Allowance for FFELP Loan Losses
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Allowance at beginning of period	173	189	187	189
Provision for FFELP Loan losses	18	21	54	67
Charge-offs	(23)	(18)	(68)	(59)
Student loan sales	(2)	(3)	(7)	(8)

Allowance at end of period	$166	$189	$166	$189

Charge-offs as a percentage of average loans in repayment (annualized)	.10%	.07%	.10%	.08%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	.06%	.08%	.07%
Allowance as a percentage of ending total loans, gross	.13%	.14%	.13%	.14%
Allowance as a percentage of ending loans in repayment	.18%	.20%	.18%	.20%
Allowance coverage of charge-offs (annualized)	1.8	2.7	1.8	2.4
Ending total loans, gross	$126,441	$139,130	$126,441	$139,130
Average loans in repayment	$90,898	$93,961	$92,157	$94,589
Ending loans in repayment	$90,481	$93,552	$90,481	$93,552

Liquidity and Capital Resources

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $1.2 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the issuance of additional bank deposits, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our FFELP ABCP Facilities and the facility with the Federal Home Loan Bank in Des Moines (the “FHLB-DM Facility”); and we may also issue term ABS and unsecured debt.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term. We have $601 million of cash at the Bank as of September 30, 2012 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations.

We will continue to opportunistically purchase FFELP Loan portfolios from others. Additionally, we still expect to redeem all remaining FFELP Loans we previously sold into the ED Conduit Program on or before the program’s anticipated January 19, 2014, maturity date (the “ED Maturity Date”). We plan to rely primarily on securitizing these loans to term through securitization trusts. However, existing FFELP ABCP and FHLB-DM Facility capacities, as well as additional capital markets funding sources may be needed to fully and timely achieve our objectives.

Since December 31, 2010, we have refinanced approximately $7 billion in principal amount of our FFELP Loans previously sold into the ED Conduit Program, most being funded to term through the use of securitization trusts. As of September 30, 2012, we have $12.7 billion in principal amount of FFELP Loans remaining in the ED Conduit Program. If we cannot obtain sufficient cost-effective funding to finance any or all of the FFELP Loans remaining in the ED Conduit Program on or before the ED Maturity Date, any remaining FFELP Loans still in the program must be put to ED at 97 percent of their principal value which results in us forfeiting three percent of the principal amount of those loans. In addition, we will also no longer collect future servicing revenues on any loans put to ED.

Sources of Liquidity and Available Capacity

Ending Balances

	As of
(Dollars in millions)	September 30, 2012	December 31, 2011
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,544	$1,403
Sallie Mae Bank(1)	601	1,462

Total unrestricted cash and liquid investments	$3,145	$2,865

Unencumbered FFELP Loans	$1,049	$994

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2012	2011	2012	2011
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,785	$2,765	$2,343	$2,718
Sallie Mae Bank(1)	794	1,390	778	1,271

Total unrestricted cash and liquid investments	$3,579	$4,155	$3,121	$3,989

Unencumbered FFELP Loans	$1,040	$873	$1,132	$1,571

(1)	This cash will be used primarily to originate or acquire student loans at the Bank. See discussion below on restrictions on the Bank to pay dividends.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP ABCP Facility and FHLB-DM Facility will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of September 30, 2012 and December 31, 2011, the maximum additional capacity under these facilities was $11.3 billion and $11.3 billion, respectively. For the three months ended September 30, 2012 and 2011, the average maximum additional capacity under these facilities was $11.1 billion and $10.9 billion, respectively. For the nine months ended September 30, 2012 and 2011, the average maximum additional capacity under these facilities was $11.3 billion and $11.4 billion, respectively.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans, net, comprised $11.8 billion of our unencumbered assets of which $10.8 billion and $1.0 billion related to Private Education Loans, net, and FFELP Loans, net, respectively. At September 30, 2012, we had a total of $20.4 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangibles.

The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. While applicable Utah and FDIC regulations differ in approach as to determinations of impairment of capital and surplus, neither method of determination has historically required the Bank to obtain consent to the payment of dividends. For the nine months ended September 30, 2012, the Bank paid dividends of $345 million; no dividends were paid in the year-ago period.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	September 30, 2012	December 31, 2011
Net assets of consolidated variable interest entities (encumbered assets)	$13.0	$12.9
Tangible unencumbered assets(1)	20.4	20.2
Unsecured debt	(25.4)	(24.1)
Mark-to-market on unsecured hedged debt(2)	(1.9)	(1.9)
Other liabilities, net	(1.6)	(2.3)

Total tangible equity	$4.5	$4.8

(1)	Excludes goodwill and acquired intangible assets.
(2)

At September 30, 2012 and December 31, 2011, there were $1.5 billion and $1.6 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Transactions during the Nine Months Ended September 30, 2012

The following financing transactions have taken place in the first nine months of 2012:

On January 13, 2012, the FFELP ABCP Facility was amended to increase the amount available to $7.5 billion, reflecting an increase of $2.5 billion over the previously scheduled facility reduction. In addition, the amendment extends the final maturity date by one year to January 9, 2015 and increases the amount available at future step-down dates.

FFELP Financings:

•	January 19, 2012 — issued $765 million of FFELP ABS.

•	March 15, 2012 — issued $824 million of FFELP ABS.

•	May 3, 2012 — issued $1.3 billion of FFELP ABS.

•	June 14, 2012 — issued $1.5 billion of FFELP ABS.

•	July 19, 2012 — issued $1.3 billion of FFELP ABS.

•	July 25, 2012 — issued $69 million of FFELP subordinate ABS previously retained.

•	September 20, 2012 — issued $1.3 billion of FFELP ABS.

Private Education Loan Financings:

•	February 9, 2012 — issued $547 million of Private Education Loan ABS.

•	April 12, 2012 — issued $891 million of Private Education Loan ABS.

•	May 31, 2012 — issued $1.1 billion of Private Education Loan ABS.

•	July 26, 2012 — issued $640 million of Private Education Loan ABS.

Unsecured Financings:

•	January 27, 2012 — issued $1.5 billion senior unsecured debt, consisting of a $750 million five-year term bond and a $750 million ten-year term bond.

•	June 18, 2012 — issued $350 million unsecured debt with an average life of 4.5 years.

•	September 12, 2012 — issued an $800 million senior unsecured bond, consisting of a $300 million three-year term bond and $500 million five-year term bond.

In addition, in third-quarter 2012, we paid a common stock dividend of $0.125 per share and repurchased 7.6 million shares of common stock for $121 million. Year-to-date September 30, 2012, we repurchased 48.2 million common shares for $730 million. At September 30, 2012, $170 million was available for additional common share repurchases.

Recent Fourth-Quarter 2012 Transactions

The following transactions have taken place in the fourth quarter of 2012:

•	October 18, 2012 — issued $976 million of Private Education Loan ABS priced at a weighted average effective spread to one-month LIBOR of 1.22 percent.

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

The table below highlights exposure related to our derivative counterparties at September 30, 2012.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts(1)
Exposure, net of collateral	$73	$701
Percentage of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	86%	34%
Percentage of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

(1)

Current turmoil in the European markets has led to increased disclosure of exposure to those markets. Of the total net exposure, $595 million is related to financial institutions located in France; of this amount, $455 million carries a guaranty from the French government. This exposure relates to $6.4 billion notional amount of cross-currency interest rate swaps held in our securitization trusts (of which $3.6 billion notional amount carries a guaranty from the French government). Counterparties to these derivatives are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of September 30, 2012, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at September 30, 2012 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $98 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at September 30, 2012 and December 31, 2011, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and nine months ended September 30, 2012 and 2011. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2.)

Ending Balances

	September 30, 2012			December 31, 2011
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,230	$16,883	$18,113	$1,801	$15,199	$17,000
Brokered deposits	737	2,570	3,307	1,733	1,956	3,689
Retail and other deposits	2,450	—	2,450	2,123	—	2,123
Other(1)	1,554	—	1,554	1,329	—	1,329

Total unsecured borrowings	5,971	19,453	25,424	6,986	17,155	24,141

Secured borrowings:
FFELP Loan securitizations	—	106,312	106,312	—	107,905	107,905
Private Education Loan securitizations	—	19,471	19,471	—	19,297	19,297
ED Conduit Program Facility	12,778	—	12,778	21,313	—	21,313
FFELP ABCP Facility	—	4,615	4,615	—	4,445	4,445
Private Education Loan ABCP Facility	—	1,491	1,491	—	1,992	1,992
Acquisition financing(2)	—	761	761	—	916	916
FHLB-DM Facility	1,680	—	1,680	1,210	—	1,210

Total secured borrowings	14,458	132,650	147,108	22,523	134,555	157,078

Total “Core Earnings” basis	20,429	152,103	172,532	29,509	151,710	181,219
Hedge accounting adjustments	28	2,683	2,711	64	2,683	2,747

Total GAAP basis	$20,457	$154,786	$175,243	$29,573	$154,393	$183,966

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.
(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured borrowings comprised 85 percent and 87 percent of our “Core Earnings” basis debt outstanding at September 30, 2012 and December 31, 2011, respectively.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$18,342	3.03%	$19,188	2.35%	$18,225	2.95%	$20,143	2.27%
Brokered deposits	2,755	1.86	3,208	2.32	3,067	1.97	3,760	2.38
Retail and other deposits	2,436	.81	1,710	1.07	2,342	.86	1,560	1.15
Other(1)	1,508	.24	1,214	.11	1,425	.17	1,123	.22

Total unsecured borrowings	25,041	2.52	25,320	2.16	25,059	2.47	26,586	2.13

Secured borrowings:
FFELP Loans securitizations	106,652	1.10	109,837	.90	106,962	1.12	111,191	.90
Private Education Loans securitizations	19,647	2.13	21,586	2.19	19,147	2.11	21,220	2.18
ED Conduit Program Facility	14,526	.83	22,440	.75	17,668	.82	23,252	.75
FFELP ABCP Facility	5,049	1.01	5,281	.97	4,811	1.04	5,024	1.04
Private Education Loan ABCP Facility	1,578	1.73	—	—	2,121	1.77	—	—
Acquisition financing(2)	775	4.83	976	4.78	824	4.84	1,021	4.81
FHLB-DM Facility	1,680	.37	1,000	.21	1,343	.34	838	.25

Total secured borrowings	149,907	1.22	161,120	1.07	152,876	1.23	162,546	1.07

Total	$174,948	1.41%	$186,440	1.22%	$177,935	1.40%	$189,132	1.22%

“Core Earnings” average balance and rate	$174,948	1.41%	$186,440	1.22%	$177,935	1.40%	$189,132	1.22%
Adjustment for GAAP accounting treatment	—	.06	—	.04	—	.08	—	.04

GAAP-basis average balance and rate	$174,948	1.47%	$186,440	1.26%	$177,935	1.48%	$189,132	1.26%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.
(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our 2011 Form 10-K. There were no significant changes to these critical accounting policies during the nine months ended September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2012 and December 31, 2011, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise after the respective balance sheet dates below.

	As of September 30, 2012			As of September 30, 2011
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates:		Funding Spreads	Interest Rates:		Funding Spreads
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(27)	$6	$(313)	$(11)	$8	$(423)
Unrealized gains (losses) on derivative and hedging activities	548	952	(6)	548	923	(13)

Increase in net income before taxes	$521	$958	$(319)	$537	$931	$(436)

Increase in diluted earnings per common share	$1.064	$1.955	$(.651)	$1.022	$1.770	$(.829)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At September 30, 2012
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$126,657	$(765)	(1)%	$(1,493)	(1)%
Private Education Loans	36,459	—	—	—	—
Other earning assets	10,614	—	—	(1)	—
Other assets	8,741	(609)	(7)	(1,353)	(15)

Total assets gain/(loss)	$182,471	$(1,374)	(1)%	$(2,847)	(2)%

Liabilities
Interest-bearing liabilities	$167,881	$(863)	(1)%	$(2,386)	(1)%
Other liabilities	4,014	(514)	(13)	(507)	(13)

Total liabilities (gain)/loss	$171,895	$(1,377)	(1)%	$(2,893)	(2)%

	At December 31, 2011
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP Loans	$134,196	$(665)	—%	$(1,335)	(1)%
Private Education Loans	33,968	—	—	—	—
Other earning assets	9,871	—	—	(1)	—
Other assets	8,943	(639)	(7)	(1,420)	(16)

Total assets gain/(loss)	$186,978	$(1,304)	(1)%	$(2,756)	(1)%

Liabilities
Interest-bearing liabilities	$171,152	$(730)	—%	$(2,002)	(1)%
Other liabilities	4,128	(617)	(15)	(801)	(19)

Total liabilities (gain)/loss	$175,280	$(1,347)	(1)%	$(2,803)	(2)%

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

During the three months ended September 30, 2012 and 2011, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Spreads Increase by 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in the September 30, 2012 analysis is the result of one-month LIBOR-indexed FFELP Loans (loans formerly indexed to commercial paper) being funded with three-month LIBOR and other non-discrete indexed liabilities. In the September 30, 2011 analysis, it is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Asset and Liability Funding Gap” of this Item 2 for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2012. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivative and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$7.3	$—	$7.3
Prime	annual	.7	—	.7
Prime	quarterly	4.5	—	4.5
Prime	monthly	20.4	—	20.4
Prime	daily	—	1.4	(1.4)
PLUS Index	annual	.4	—	.4
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	110.6	(110.6)
1-month LIBOR	monthly	12.1	26.8	(14.7)
1-month LIBOR daily	daily	119.9	—	119.9
CMT/CPI Index	monthly/quarterly	—	1.5	(1.5)
Non-discrete reset(3)	monthly	—	23.9	(23.9)
Non-discrete reset(4)	daily/weekly	10.6	3.9	6.7
Fixed rate(5)		8.3	16.1	(7.8)

Total		$184.2	$184.2	$—

(1)	FFELP Loans of $45.3 billion ($41.3 billion LIBOR index and $4.0 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.
(2)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program facility and the FHLB-DM facility.
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

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$7.3	$1.8	$5.5
Prime	annual	.7	—	.7
Prime	quarterly	4.5	—	4.5
Prime	monthly	20.4	4.5	15.9
Prime	daily	—	1.4	(1.4)
PLUS Index	annual	.4	—	.4
3-month LIBOR	daily	—	9.0	(9.0)
3-month LIBOR	quarterly	—	81.4	(81.4)
1-month LIBOR	monthly	12.1	35.8	(23.7)
1-month LIBOR	daily	119.9	8.0	111.9
Non-discrete reset(3)	monthly	—	23.9	(23.9)
Non-discrete reset(4)	daily/weekly	10.6	3.9	6.7
Fixed rate(5)		5.6	11.8	(6.2)

Total		$181.5	$181.5	$—

(1)	FFELP Loans of $10.1 billion ($9.5 billion LIBOR index and $.5 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.
(2)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.
(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program facility and the FHLB-DM facility.
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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at September 30, 2012.

(Averages in years)	Weighted Average Life
Earning assets
Student loans	7.6
Other loans	6.2
Cash and investments	.1

Total earning assets	7.1

Borrowings
Short-term borrowings	.3
Long-term borrowings	6.7

Total borrowings	6.0

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In Re SLM Corporation Securities Litigation. On January 31, 2008, a class action lawsuit was filed in the U.S. District Court for the Southern District of New York alleging the Company and certain officers violated federal securities laws by, among other things, issuing a series of materially false and misleading statements with respect to our financial results for year-end 2006 and the first quarter of 2007. This case and other actions arising out of the same circumstances and alleged acts were consolidated. On March 23, 2012, the parties agreed to a preliminary settlement pursuant to which we would pay $35 million to be funded by our insurers. The court gave final approval for settlement on September 5, 2012. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation.

Mark A. Arthur et al. v. Sallie Mae, Inc. On February 2, 2010, a putative class action suit was filed by a borrower in U.S. District Court for the Western District of Washington alleging that we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). On October 7, 2011, we entered into an amended settlement agreement under which the Company agreed to a settlement fund of $24.15 million. The court gave final approval for settlement on September 17, 2012, which approval is pending resolution of an appeal by an objector to the settlement on October 17, 2012. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation.

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

There have been no material changes from the risk factors previously disclosed in our 2011 Form 10-K and in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2012.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2012	6.2	$15.77	5.7	$200
August 1 — August 31, 2012	2.3	15.99	1.9	170
September 1 — September 30, 2012	.4	16.27	—	170

Total third-quarter 2012	8.9	$15.85	7.6

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

The closing price of our common stock on the NASDAQ Global Select Market on September 28, 2012 was $15.72.

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

Date: November 2, 2012