Form 10-K
period 2012-12-31
SLM CORP
filed 2013-02-26
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was $7.3 billion (based on closing sale price of $15.71 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2013, there were 453,341,352 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders scheduled to be held on May 30, 2013 are incorporated by reference into Part III of this Report.

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

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

SLM Corporation, more commonly known as Sallie Mae, is the nation’s leading saving, planning and paying for education company. For 40 years, Sallie Mae has made a difference in students’ and families’ lives, helping more than 31 million Americans pay for college. We recognize there is no single way to achieve this task, so we provide a range of products to help families whether college is a long way off or right around the corner. Sallie Mae promotes responsible financial habits that help our customers dream, invest and succeed.

Our primary business is to originate, service and collect loans we make to students and their families to finance the cost of their education. Since July 2010 we have originated only Private Education Loans. We use “Private Education Loans” to mean education loans to students or their families that are non-federal loans and loans not insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by Sallie Mae Bank, a Utah industrial bank subsidiary (the “Bank”), regulated by the Utah Department of Financial Institutions (“UDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). We also provide servicing, loan default aversion and defaulted loan collection services for loans owned by other institutions, including the U.S. Department of Education (“ED”), as well as processing capabilities to educational institutions and 529 college-savings plan programs. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

In addition, we are the largest holder, servicer and collector of loans made under the previously existing FFELP. The majority of our income continues to be derived, directly or indirectly, from our portfolio of FFELP Loans and servicing we provide for FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under the FFELP program. The terms and conditions of existing FFELP Loans were not affected by this legislation. Our FFELP Loan portfolio will amortize over approximately 20 years. The fee income we earn from providing servicing and contingent collections services on such loans will similarly decline over time. For a full description of FFELP, see Appendix A “Federal Family Education Loan Program.”

At December 31, 2012, we had approximately 6,800 employees.

Private Education Loan Market

Key Drivers of Private Education Loan Market Growth

The size of the Private Education Loan market is based on three primary factors: college enrollment levels, the costs of attending college and the availability of funds from the federal government to pay for a college education. If the cost of education continues to increase at a pace that exceeds income and savings growth and the availability of federal funds does not significantly increase, we expect more students and families to borrow privately. We believe the credit market dislocation of 2008 and 2009 and the elimination of FFELP were largely responsible for lenders exiting the Private Education Loan business. For Academic Year (“AY”) 2011-2012, Private Education Loans were primarily originated by Sallie Mae, six of the country’s largest banks and numerous credit unions.

College Enrollment Levels

College enrollment increased by approximately 15 percent from 2007 through 2010 and enrollment is projected to increase 13 percent from 2011 to 2021.

Historical and Projected Enrollment

(in millions)

Source: ED, National Center for Education Statistics, Integrated Postsecondary Education Data System (“IPEDS”), “Fall Enrollment Survey” (IPEDS-EF:90–99), IPEDS Spring 2001 through Spring 2011; Enrollment component; and Enrollment in Degree-Granting Institutions Model, 1980–2010.

Note: Total enrollment in all degree-granting institutions; middle alternative projections for 2010 onward.

Costs of Attending College

Tuition and fees at four-year public institutions and four-year private institutions have increased at a compound annual growth rate of 7.8 percent and 4.9 percent, respectively, since AY 2002-2003. The consumer price index experienced 2.4 percent compound annual growth rate for the same period.

Cost of Attendance(1)

Cumulative % Increase from AY 2002-2003

Source: The College Board — Trends in College Pricing 2012. © 2012 The College Board. www.collegeboard.org

(1)	Cost of attendance is in current dollars and includes tuition, fees and on-campus room and board.

Availability of Federal and Private Funds

There has been a substantial increase in borrowing from federal loan programs in recent years. In the AY ended June 30, 2012, according to the College Board, borrowing from federal loan programs totaled $105.3 billion, an increase of 180 percent since AY ended June 30, 2002. The College Board also reported that, over the same time period, federal grants increased 263 percent to $49 billion. Borrowing from Private Education Loan programs increased 7 percent in AY 2011-12 to an estimated $6.4 billion; an increase of 28 percent above AY 2001-2002 levels. We believe the drop in borrowing from Private Education Loan programs from the peak of $21 billion in AY 2007-2008 has been caused in large measure by increases in federal loan limits and the availability of federal funds, as well as the strengthening of Private Education Loan underwriting standards.

Students and their families can borrow money directly from the federal government to pay for all or part of college education costs under the Direct Student Loan Program (“DSLP”). The loans can be used to cover the total cost of attendance. Currently, a dependent undergraduate student can borrow from $5,500 to $7,500 annually, depending on their class level. An independent undergraduate student can borrow from $9,500 to $12,500 annually, depending on their class level. Graduate students and parents of undergraduate students can borrow up to the full cost of attendance. All federal education loans allow deferment of loan payments while the student is in school. Rising enrollment levels, college costs and borrowing limits have caused federal student loan programs to grow at a 10-year annual growth rate of 11 percent. The number of borrowers using DSLP is further expected to increase three percent per year over the next three years.

Private Education Loans in Context

Private Education Loans help students and families fill the gap between their own resources, financial aid, federal education loans, and the total cost of college. Historically, Private Education Loans have not replaced federal aid and education loans. However, the interplay between federal and Private Education Loans, their respective terms and conditions and interest rate structures has changed significantly over time. Most notably, over time, federal education lending has expanded to include loans to graduate students and parents of undergraduate students sufficient to cover the full cost of college and graduate school attendance. We believe the evolution of our Private Education Loan products should allow us to effectively compete on interest rates and terms with these particular federal education loan offerings.

On July 20, 2012, the Consumer Financial Protection Bureau (the “CFPB”) and ED released their joint report on the Private Student Loan(1) industry (the “Report”) as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). While the Report criticized past practices in the private education loan market, most notably in the timeframe prior to the 2008 global financial crisis, it also recognized the important role Private Education Loans play in funding higher education as well as significant improvements in recent years in the quality of underwriting, extensive protections provided by federal consumer protection laws and detailed, required disclosures related to these loans. The Report compares federal education loans, which may be obtained without regard to the borrowers’ creditworthiness and provide numerous adjustments for borrowers who have difficulty making repayments, with underwritten Private Education Loans whose terms and conditions, such as default status, are often specified by applicable consumer banking laws and regulations. We remain committed to offer responsible Private Education Loan products to families and students. Since 2009, we have

•	voluntarily required school certification of both the need for, and the amount of, all of our Private Education Loans;

•	introduced our Smart Option Student Loan product to emphasize payments while in school and to shorten repayment terms based on loan amounts and class level;

•	obtained cosigners on an average of 90 percent of all Private Education Loans originated; and

•	offered through our rate reduction program, temporary relief to assist customers having difficulty making payments on their Private Education Loans.

In addition, we provide many repayment options — reduced monthly payments, interest-only payments, extended repayment schedules, temporary interest rate reductions and, if appropriate, forbearance — all scaled to a customer’s individual circumstances and ability. These programs, much like the adjustments available to customers under federal student loans, must be used wisely given their potential to significantly increase the overall costs of education financing to customers.

(1)	The Report addresses “Private Student Loans” as defined in Section 140 of the Truth in Lending Act (15 USC§1650). Our Private Education Loans made for higher education purposes are within the Report’s scope.

Our Approach to Advising Students and Families Considering Private Education Loans

Students and their families use multiple sources of funding to pay for their college education, including savings, current income, grants, scholarships, federal education loans and Private Education Loans.

We advise students and their families to follow a three-step process to paying for college. In recent years, we have increased our focus on business-to-consumer and business-to-business activities that align with each of these three steps and our future plans revolve largely around continuing to develop these types of activities.

Step 1: Use scholarships, grants, savings and income.

Sallie Mae makes available to consumers at no charge an extensive online database of scholarships which includes information about more than 3 million scholarships with an aggregate value in excess of $16 billion.

Our Upromise consumer savings network helps families jumpstart their save-for-college plan by providing financial rewards on everyday purchases. Traditional savings products, like High Yield Savings Accounts, Money Market Accounts and CDs, are available through the Bank. In addition, our Upromise Investments Inc. subsidiary is the largest administrator of direct-to-consumer 529 college-savings plans.

We also provide services to families who prefer to pay some or all of their college expenses using current income. Sallie Mae’s Campus Solutions business administers interest-free tuition payment plans on behalf of higher education institutions. In addition, we process tuition refunds on behalf of colleges and universities.

Step 2: Pursue federal government loan options.

Sallie Mae encourages consumers to explore federal government loan options. Our free online tool, the Education Investment Planner, helps families estimate the full cost of a college degree and build a customized plan to pay for the full cost of a college degree. The Education Investment Planner takes families through a series of questions, prompting users to model various funding sources — including 529 college-savings plans, parent and student savings and income, scholarships, federal and state grants, institutional aid, and if necessary, federal and private student loans. The Education Investment Planner also estimates monthly payments on education loans and helps project how much a graduate would need to earn to keep payments manageable.

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

We regularly review the terms of our Private Education Loan products to explore ways to minimize finance charges and incorporate additional consumer protections. Our Private Education Loans can include important protections for the family, including tuition insurance, and death and disability loan forgiveness. Through our Smart Option Student Loan product, our customers now have a choice of making monthly payments of interest while in school, paying $25 per month per loan while in school, or deferring all payments until after they leave school. In-school interest payments allow a typical customer to save thousands of dollars over the life of the loan. The result: customers are reminded of the obligation to repay, develop the habit of making payments, and graduate with less debt.

We provide Private Education Loan customers clear, consistent, and easy-to-compare information about our Private Education Loans. These disclosures inform customers of the potential life-of-loan costs and provide multiple reminders of the availability of federal loans. When a customer is approved for the loan, we send a disclosure that provides very specific information about the loan’s terms with instructions on how to accept the terms of the loan. When a customer accepts the terms of the loan, we send a disclosure that confirms the loan information and also notifies the customer of a right-to-cancel period.

Additionally, we provide information to customers during the application process to allow them to compare the full cost of different repayment plans. We also provide a 60-day loan cancellation period within which customers have the ability to repay their loans after disbursement with no interest or fees should a customer change his or her mind.

Our Approach to Assisting Students and Families in Repaying their Education Loans

In 2012, Sallie Mae serviced loans for approximately 3.2 million Private Education Loan customers, as well as approximately 10 million federal education loan customers who received loans through either the DSLP or the previously existing FFELP program. We receive approximately five million customer contacts every month (calls, written communications, and customer requests) in our call and servicing centers or through SallieMae.com and process nearly 70 million customer payments on an annual basis.

We understand managing repayment of education loans is critical for students to achieve their educational goals, recognize their full earning potential, and develop a strong credit profile. As previously described, the first step to helping customers repay their Private Education Loans is making sure they have access to the information and products to understand, plan and pay for the full cost of attaining a college degree. Our underwriting focuses on the customer’s ability, stability, and willingness to repay the loan.

The second step is making sure our customers maintain a full appreciation of their loan terms and repayment responsibilities throughout the life of their education loans, not just at origination.

•

Our Smart Option Student Loan product promotes in-school repayment. By making in-school payments, customers stay informed on loans, learn to establish good repayment patterns, and graduate with less debt.

•

Before, during, and after leaving school we also provide clear, concise, and frequent market-leading communications designed to help customers successfully understand, manage, and reduce the costs of Private Education Loans. We use a variety of tools, including letters, emails, videos, text messages, monthly statements and 24/7 secure online account access and information on our website, SallieMae.com. Each communication channel provides customer support.

•

Another important tool we provide our customers is our Office of Consumer Advocate (“OCA”). Established over 10 years ago, OCA provides specialized customer assistance and positive resolutions to escalated concerns. OCA now also serves the additional role of addressing all of the customer inquiries we receive via the student loan complaint portal the CFPB established in 2012. In fiscal year 2012, OCA received 1,382 inquiries from our customers through the newly established CFPB portal, representing approximately 0.04 percent of our Private Education Loan customers. As of January 31, 2013, 99 percent of those inquiries have been successfully reviewed and closed.

The third step is providing the right incentives and programs to reward and encourage repayment and aid those individuals and families who may be struggling to meet their financial obligations. We work with each individual to understand their financial situations and identify alternative payment arrangements.

•

Sallie Mae provides the opportunity for customers to qualify for “borrower benefits” in the form of reduced interest charges for actions such as signing up for automatic withdrawal or achieving a sufficient history of consecutive on-time payments. These benefits exist to encourage better customer payment behavior.

•

We have instituted a twelve-month rate reduction program to assist customers struggling with repaying their Private Education Loans. We offer this program when there is a possibility to keep a customer current in their monthly payments by a temporary reduction in the interest rate and, in some cases, modification of term. Most participants successfully complete the program and return to current payments.

•

We recognize that, in some cases, loan modifications and other efforts may be insufficient. That is why Sallie Mae continues to support bankruptcy reform that would permit the discharge of education loans — both private and federal — after a required period of good faith attempts to repay and that is prospective so as not to rewrite existing contracts. Any reform should recognize education loans have unique characteristics and benefits as compared to other consumer loan classes. We do not believe bankruptcy reform structured along these lines would be detrimental to our business model or future prospects.

Business Segments

We have three primary operating business segments — Consumer Lending, Business Services and FFELP Loans. A fourth segment — Other, primarily consists of the financial results of our holding company, including activities related to the repurchase of debt, the corporate liquidity portfolio and all overhead, as well as the results from smaller wind-down and discontinued operations within this segment.

A summary of financial information for each of our business segments for each of the last three fiscal years is included in “Note 16 — Segment Reporting” to the consolidated financial statements.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. We will continue to offer loan products to parents and graduate students where we believe we are competitive with similar federal education loan products. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, consisting primarily of late fees. Operating expenses for this segment include costs incurred to acquire and to service our loans.

Managed growth of our Private Education Loan portfolio is central not only to our strategy for growing the Consumer Lending segment but also for the future of Sallie Mae as a whole. In 2012 we originated $3.3 billion of Private Education Loans, an increase of 22 percent and 45 percent from the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012, 2011 and 2010, we had $36.9 billion, $36.3 billion, and $35.7 of Private Education Loans outstanding, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary — ‘Core Earnings’ Basis — Consumer Lending Segment” for a full discussion of our Consumer Lending business and related loan portfolio.

Private Education Loans bear the full credit risk of the customer and cosigner. We manage this risk by underwriting and pricing based upon customized credit scoring criteria and the addition of qualified cosigners. For the year ended December 31, 2012, our annual charge-off rate for Private Education Loans (as a percentage of loans in repayment) was 3.4 percent, as compared with 3.7 percent for the prior year.

Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by the Bank, a Utah industrial bank subsidiary regulated by the UDFI and the FDIC. At December 31, 2012, the Bank had total assets of $9.1 billion including $5.5 billion in Private Education Loans. As of the same date, the Bank had total deposits of $7.8 billion. The Bank relies on both retail and brokered deposits to fund its assets and periodically sells originated Private Education Loans to affiliates for inclusion in securitization trusts or collection. The Bank is also a key component of our Campus Solutions, Upromise Rewards and college-savings product businesses. Sallie Mae and its affiliates provide services and technology support to the Bank through various service agreements.

Our ability to obtain deposit funding and offer competitive interest rates on deposits will become more important to sustain the continuing growth of our Private Education Loan portfolio. Our ability to obtain such funding is also dependent in part on the capital level of the Bank and compliance with other regulatory requirements applicable to the Bank. At the time of this filing, there are no restrictions on our ability to obtain deposit funding or the interest rates we charge other than those restrictions generally applicable to all equally situated banks. At the time of this filing, however, the Bank continues to be the subject of a cease and desist order for previously identified weaknesses in its compliance function. While the issues addressed in the order have largely been remediated, the order has not yet been lifted. Our failure to comply with various laws and regulations, the terms of the cease and desist order, or to timely address issues raised during any examination could result in limitations on our ability to obtain deposit funding in the Bank.

We face competition for Private Education Loans from a group of the nation’s larger banks and local credit unions.

Business Services Segment

FFELP - Related Revenues

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio and from performing servicing, default aversion and contingency collections work on behalf of Guarantors of FFELP Loans and other institutions. With the elimination of FFELP in July 2010, these FFELP-related revenue sources will continue to decline.

•

Servicing revenues from the FFELP Loans we own and manage represent intercompany charges to the FFELP Loans segment at rates paid to us by the trusts which own the loans. These fees are legally the first payment priority of the trusts and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $670 million in 2012 from $739 million in 2011. Intercompany loan servicing revenues will decline as the FFELP portfolio amortizes. Prepayments of FFELP Loans could further accelerate the rate of decline.

•

In 2012, we earned account maintenance and default aversion fees on FFELP Loans serviced for Guarantors of $41 million, down from $46 million in 2010. These fees will continue to decline as the portfolio amortizes. Prepayments of FFELP Loans could further accelerate the rate of decline.

•	In 2012, contingency collection revenue from Guarantor clients totaled $264 million, compared to $246 million the prior year. We anticipate these revenues will begin to decline steadily in 2013.

In 2012, our FFELP-related revenues accounted for 76 percent of total Business Services segment revenues, as compared with 76 percent and 78 percent, respectively, for the previous two years. Total Business Services segment revenues were $1.3 billion for the year ended December 31, 2012, down from $1.4 billion for the prior year. Over the next several years our objective is to grow or acquire additional sources of services revenue. The total amounts of these combined FFELP-related revenues, as well as the margins we earn from them, are significant. Our ability to offset these increasing FFELP-related revenue declines is less certain.

The end of the FFELP program will likely cause owners of FFELP Loan portfolios as well as Guarantors of those loans to seek to further reduce their FFELP servicing costs or sell those portfolios. Given the volume of FFELP Loans we service for our affiliates and third parties, we are uniquely situated to adapt to the increasing levels of education loan-specific disclosure, compliance, servicing and collection standards which other financial institutions and servicers may not find economical to continue to support. Acquiring additional FFELP servicing volume as others sell FFELP portfolios, exit existing FFELP servicing businesses or seek to find lower cost providers for those services is a key component of our current Business Services growth strategy, notwithstanding the end of the FFELP program.

We will also continue to pursue acquisitions of both complementary and diversified service businesses that can expand demand for our services in and beyond the education loan markets. We considered several such opportunities in 2012 but chose not to pursue those based on relative valuations of the companies and questions regarding their near-term returns on investment as compared to other uses for our capital resources.

ED Collection and Servicing Contracts

Since 1997, we have provided collection services on defaulted student loans to ED. The current contract runs through December 31, 2013, with one six-month renewal option by ED. There are 21 other collection providers, of which we compete with 16 providers for account allocation based on quarterly performance metrics. The remaining five providers are small businesses who are ensured a particular allocation of business. As a consistent top performer, our share of allocated accounts has ranged from six percent to eight percent for this contract period. In addition, we were ranked first in the last quarterly performance metric and have been ranked first in the long-term performance metric, which is based on the past seven quarterly performance metrics, since the commencement of this contract.

In the second quarter of 2009, ED named Sallie Mae as one of four servicers awarded a servicing contract (the “ED Servicing Contract”) to service all newly disbursed federal loans owned by ED. The ED Servicing Contract covers, among other things, all new Direct Loans disbursed by, or sold to, ED since the contract award date and may extend to Direct Loans originated prior to that date. The contract spans five years with one, five-year renewal at the option of ED. We compete for Direct Loan servicing volume from ED with the three other servicing companies with whom we share the contract. New account allocations for the upcoming contract year are awarded annually based on each company’s performance on five different metrics over the most recently ended contract year: defaulted borrower count, defaulted borrower dollar amount, a survey of borrowers, a survey of schools and a survey of ED personnel (the “ED Scorecard”). Pursuant to the contract terms related to annual volume allocation of new loans, the maximum any servicer could be awarded is 40 percent of net new borrowers in that contract year. Our share of new loans serviced for ED under the ED Servicing Contract decreased to 15 percent in 2012 from 26 percent in the prior contract year as a result of our decrease in our relative standing, as compared to other servicing companies, on the ED Scorecard. We are servicing approximately 4.3 million accounts under the ED Servicing Contract as of December 31, 2012 and generated $84 million of revenue under the contracts for the year ended December 31, 2012.

To date, the ED Servicing Contract has not contributed meaningful net income; however, the opportunity to significantly and profitably expand the services we can provide under the DSLP, directly to ED or otherwise, remains an important component of our Business Services growth strategy. In fiscal 2013, ED is projected to originate more than $121 billion in new federal education loans and spend more than $1.0 billion in servicing and contingency fees.

We have generated significant volumes of work and consistently delivered high levels of objectively measurable performance under both the ED Servicing Contract and the ED collections contract. However, the contract structure has not permitted us to scale the work we are doing to achieve our initial profitability expectations.

The ED Servicing Contract is currently scheduled to expire in June 2014. We expect ED will decide whether to exercise its five-year renewal option well before this date. Whether or not the option is exercised, ED will retain significant discretion in how new DSLP loan servicing volume is allocated under the contract and the amounts paid for those services. ED need not exercise its renewal option with all existing servicers. While we are confident in our performance approach, there can be no assurances our profitability will improve or that we will be selected to continue under the ED Servicing Contract beyond 2014.

Other

Upromise generates revenue by providing program management services for 529 college-savings plans with assets of $44.7 billion in 31 college-savings plans in 16 states at December 31, 2012. We also generate transaction fees through our Upromise consumer savings network; through December 31, 2012, members have earned approximately $730 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, using the Upromise World MasterCard, or completing other qualified transactions. We earn a fee for the marketing and administrative services we provide to companies that participate in the Upromise savings network. We compete for 529 college-savings plan business with a large array of banks, financial services and other processing companies. We also compete with other loyalty shopping services and companies.

Our Campus Solutions business offers a suite of solutions designed to help campus business offices increase their services to students and families. The product suite includes electronic billing, collection, payment and refund services plus full tuition payment plan administration. In 2012, we generated servicing revenue from over 1,000 campuses.

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio and the underlying debt and capital funding the loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. In the case of death, disability or bankruptcy of the borrower, these guarantees cover 100 percent of the loan’s principal and accrued interest. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment” for a full discussion of our FFELP Loans segment.

As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the net interest margin recorded in the FFELP Loans segment is relatively stable and the capital we choose to retain with respect to the segment is modest. In addition to the net interest margin, we earn fee income largely from late fees on the loans. For more discussion of the FFELP and related credit support mechanisms, see “Appendix A — Federal Family Education Loan Program.”

Our FFELP Loan portfolio will amortize over approximately 20 years. Our goal is to maximize the cash flow generated by the portfolio. We will seek to acquire other third-party FFELP Loan portfolios to add net interest income and servicing revenue.

The Higher Education Act (the “HEA”) continues to regulate every aspect of the FFELP, including ongoing communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly could jeopardize the insurance and guarantees and federal support on these loans. The insurance and guarantees on our existing loans were not affected by the July 2010 termination of the FFELP program.

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

Supervision and Regulation

The Dodd–Frank Act

The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. The Dodd-Frank Act contains comprehensive provisions to govern the practices and oversight of financial institutions (including large non-bank financial institutions) and other participants in the financial markets. It imposes significant regulations, additional requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. Some of these provisions are applicable to us and to our various businesses. Most of the Dodd-Frank Act’s provisions have become effective but many remain subject to formal implementation by regulatory agencies through final rulemaking, leaving considerable uncertainty as to their ultimate scope and effect. Nonetheless, we believe our operational expenses will increase as we address new or additional compliance requirements arising from the implementation of various provisions of the Dodd-Frank Act.

The Consumer Financial Protection Act (the “CFPA”), a part of the Dodd-Frank Act, established the CFPB, which has broad authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine financial institutions for compliance. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions imposing fines and mandating large refunds to customers of several large banking institutions for practices relating to the sale of additional products associated with the extension of consumer credit.

The Dodd-Frank Act also authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd-Frank Act’s general prohibition against unfair, deceptive and abusive practices.

Regulatory Outlook

The number and scope of regulatory and enforcement actions in 2012, as well as the amounts of fines and penalties levied against banking institutions, were significant. The types and numbers of class and shareholder derivative actions arising from allegations of violations of consumer protection and regulatory provisions also continued to increase. A number of prominent themes appear to be emerging from these actions:

•	The number and configuration of regulators bringing actions — often adds to the complexity, cost and unpredictability of timing for resolution of particular regulatory issues.

•

The regulatory compliance and risk control structures of financial institutions subject to enforcement actions are frequently cited, regardless of whether past practices have been changed, and enforcement orders have often included detailed demands for increased compliance, audit and board supervision, as well as the use of third-party consultants to recommend further changes or monitor remediation efforts.

•

Issues first identified with respect to one consumer product class or distribution channel are often applied to other product classes or channels, as has been most notably the case in the home mortgage industry.

As noted in more detail below, in coming years we expect the regulators overseeing several of our businesses will increase in number or change and consumer protection regulations and standards will evolve to become more detailed in scope. We expect this evolution will significantly add to our compliance, marketing, servicing and operating costs. While our current operations and compliance processes may or may not satisfy heightened, evolving regulatory standards, they cannot provide assurance past practices or products will not be the focus of examinations, inquiries or lawsuits. Prior to 2009, one or more of our current or then-existing subsidiaries were involved in the origination and sale of home mortgages, automobile loans, boat/RV/manufactured housing loans, construction loans, and other personal loans.

In 2012 we made significant progress in better coordinating and formalizing our existing risk management practices. In 2013 we expect to fully implement these efforts. For a further discussion of these efforts, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

Listed below are some of the most significant recent and pending regulatory changes that have the potential to affect one or more of our businesses in coming years.

Education Loans and Students’ Rights. The CFPB has now assumed regulatory oversight of the Private Education Loan industry. Its July 2012 Report on the industry provided many insights on the evolution of the industry and the CFPB’s continuing concerns. While we do not believe the CFPB’s primary recommendations to Congress in the Report are problematic to our business at present, any future efforts by Congress or the CFPB to impose further conditions or alter the terms on which Private Education Loans may be issued, interest charged or, principal collected so as to be more in conformance with federal education loan programs could significantly and materially affect the way in which we choose to do business and the profitability of our business. The CFPB’s focus on the concerns of students extends beyond the terms and conditions of Private Education Loans and includes the following:

•

The Dodd-Frank Act created a Private Education Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman reports to Congress annually on the trends and issues that it identifies through this process. On October 16, 2012, the Ombudsman submitted its first report based on 2,900 inquiries, finding that borrowers tended to report problems with their loan servicing and repayment options. The report draws conclusions about problems in education loan servicing and suggests Congress consider further steps to provide loan modifications or refinancing opportunities for troubled borrowers. Most of the inquiries that we have received from customers via the CFPB process are made by borrowers facing difficulty in repayment due to unemployment and underemployment due to the faltering economy.

•

The CFPB is also particularly focused on interactions between prospective students and the financial aid offices of colleges and universities, and the quality and accuracy of the information students are being provided through financial aid offices. The CFPB announced on January 31, 2013 that it is seeking information on the financial products and services offered to students through colleges and universities, including products marketed through campus affinity relationships, such as financial aid disbursement accounts, student banking, prepaid cards and credit cards. The deadline for submission of information to the CFPB is March 18, 2013. It is likely this inquiry, much like prior inquiries with respect to credit cards, and other financial products, will lead to the issuance of a report and recommendations or proposed regulatory changes related to the issuance and utilization of these products. If so, several of our businesses could be affected.

•

The CFPB announced on February 21, 2013 that it is seeking information on options available to borrowers having difficulty repaying their loans. The deadline for submission of information to the CFPB is April 8, 2013. For a discussion on our approach to helping customers, see Item 1 “Business — Our Approach to Assisting Students and Families in Repaying their Education Loans.”

Debt Collection Supervision. On October 24, 2012, the CFPB issued its final debt collection larger participant rule and examination procedures that will allow the agency to federally supervise larger consumer debt collectors. The rule defines larger participants as third-party debt collectors, debt buyers, and collection attorneys with more than $10 million in annual receipts resulting from consumer debt collection. Under the rule, our collection subsidiaries are considered larger participants and will be subject to supervision. The rule became effective January 2, 2013. The issuance of the CFPB’s rules will not preempt the various and varied levels of state consumer and collection regulations to which the activities of our subsidiaries are currently subject. We also utilize third-party debt collectors to collect certain defaulted and charged-off education loans. We will continue to be responsible for oversight of their procedures and controls.

Evolving Regulation of the Bank. As of December 31, 2012, the Bank had assets of $9.1 billion. We expect its assets to exceed $10 billion by the third or fourth quarter of 2013. Based on current estimates, we expect the Bank will eventually be designated as a “large bank” under the Dodd-Frank Act and be subject to additional regulatory requirements. For example, once the Bank has four consecutive quarters with assets of at least $10 billion, the CFPB will become the Bank’s primary compliance supervisor. The UDFI and FDIC will remain the prudential regulatory authorities with respect to the Bank’s financial strength. However, once the Bank’s average assets over any four quarter period are at least $10 billion, it will subsequently become subject to annual stress testing requirements. Furthermore, the Dodd-Frank Act imposed a moratorium on the further creation of, and strictly limited the transfer of, industrial banks such as the Bank. This moratorium will expire in the summer of 2013. At this time we do not expect significant changes with regard to the form or regulation of industrial banks or their exclusion from federal bank holding company regulation, but we cannot predict the nature or actions that Congress or federal banking authorities might choose to take with regard to the industrial bank exclusion.

Regulation of Systemically Important Non-Bank Financial Companies. As directed by the Dodd-Frank Act, on April 3, 2012, the Financial Stability Oversight Council (“FSOC”) approved the final rule and interpretive guidance it will use for designating non-bank financial companies as systemically important to the financial stability of the United States and subject to supervision by the Board of Governors of the Federal Reserve System (the “FRB”) under enhanced prudential supervision and regulatory standards. To be subject to FRB enhanced supervision, a non-bank financial company’s material financial distress, its nature, scope, size, scale, concentration, interconnectedness, or mix of activities, must pose a threat to the financial stability of the United States. For a further discussion of the risks and implications of SLM Corporation being designated a Systematically Important Financial Institution (“SIFI”), see Item 1A “Risk Factors — Legal, Regulatory and Compliance.”

The FSOC’s process for determining if a non-bank financial company’s distress could pose a threat to the financial stability of the United States focuses on three criteria: the size, substitutability and interconnectedness of the particular company. In the final rule, the FSOC provided guidance on the process they would use for determining the SIFI designation. In Stage 1 of the process, the FSOC uses quantitative criteria to determine which non-bank financial companies would be subject to a Stage 2 review, during which the FSOC conducts a quantitative and qualitative review of publicly available information to determine whether there is a likelihood a company could be a SIFI and meriting further review of the company’s nonpublic information. Under Stage 3 of the process, the FSOC notifies the company and works with it to review additional information that may not be available publicly and determines whether to make an official designation.

In the last quarter of 2012, the FSOC advanced several large non-bank financial companies to Stage 3 of the process. SLM Corporation was not one of these companies. At the same time, the FSOC affirmatively decided not to advance other Stage 2 non-bank financial companies to Stage 3 of the process.

While we have no way of knowing the qualitative judgments the FSOC will use in the future to determine if SLM Corporation merits SIFI designation, and no assurances can be given, we continue to believe it is unlikely the FSOC will determine SLM Corporation poses a threat to the financial stability of the United States. While SLM Corporation meets certain criteria in Stage 1 of the FSOC’s rule, we see no changes that would warrant the FSOC to consider us for SIFI designation due to the nature of the majority of financial assets on our balance sheet, the minimal interconnectivity between our businesses and the financial economy of the United States or the numerous sophisticated competitors who can provide substitute services to those we provide.

Oversight of Derivatives. The Dodd-Frank Act created a comprehensive new regulatory framework for derivatives transactions, to be implemented by the Commodity Futures Trading Commission (the “CFTC”) and the SEC. This new framework, among other things, subjects certain swap participants to new capital and margin requirements, recordkeeping and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. The scope of potential exemptions remains to be further defined through agency rulemakings. Moreover, while we may or may not qualify for exemptions, many of our derivatives counterparties are likely to be subject to the new capital, margin and business conduct requirements.

Other Significant Sources of Regulation

Many aspects of our businesses are subject to regulation by federal and state regulation and administrative oversight. Some of the most significant of these are described below.

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

As a third-party service provider to financial institutions, we are also subject to examination by the Federal Financial Institutions Examination Council (“FFIEC”). The Bank is subject to Utah banking regulations as well as regulations issued by the FDIC, and undergoes periodic regulatory examinations by the FDIC and the UDFI. SLM Corporation is also subject to regulation and periodic examination by these entities as to the nature and extent of services and financial strength it provides to the Bank.

Our originating or servicing of federal and Private Education Loans also subjects us to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal laws and regulations that are applicable to our business include:

•	various laws governing unfair, deceptive or abusive acts or practices;

•	the Truth-In-Lending Act;

•	the Fair Credit Reporting Act;

•	the Equal Credit Opportunity Act;

•	the Servicemembers Civil Relief Act;

•	the Telephone Consumer Protection Act; and

•	the Gramm-Leach-Bliley Act.

Our Business Services segment’s debt collection and receivables management activities are subject to federal and state consumer protection, privacy and related laws and regulations, including supervision by the CFPB of larger consumer debt collectors as discussed above. Some of the more significant federal statutes are the Fair Debt Collection Practices Act and additional provisions of the acts listed above, as well as the HEA and the various laws and regulations that govern government contractors.

These activities are also subject to state laws and regulations similar to the federal laws and regulations listed above.

Our Upromise 529 college-savings activities are subject to regulation by the Municipal Securities Rulemaking Board, the Financial Industry Regulatory Authority and the SEC, as well as various state regulatory authorities.

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

We established the Bank in 2005 as an industrial bank chartered under the laws of the State of Utah. It is located in Salt Lake City, Utah. Under its banking charter, the Bank may make consumer loans and may accept FDIC-insured deposits, including NOW accounts. It is a depository institution subject to regulatory oversight and examination by both the FDIC and the UDFI. Applicable federal and state regulations relate to a broad range of banking activities and practices, including minimum capital standards, maintenance of reserves and the terms on which a bank may engage in transactions with its affiliates. In addition, the FDIC has regulatory authority under the Financial Institutions Supervisory Act to prohibit the Bank from engaging in any unsafe or unsound practice.

On August 22, 2006, we acquired Upromise Inc. and its subsidiaries, Upromise Investments, Inc. (“UII”) and Upromise Investment Advisors, LLC (“UIA”). UII is registered with the SEC as a broker-dealer pursuant to the Securities and Exchange Act of 1934, as amended, and is a member of the Financial Industry Regulatory Authority and the Municipal Securities Rulemaking Board . UIA is registered with the SEC as an investment advisor pursuant to the provisions of the Investment Advisers Act of 1940, as amended. In 2012, we formed Upromise Investments Recordkeeping Services, LLC, which is registered with the SEC as a transfer agent pursuant to the Securities and Exchange Act of 1934, as amended.

Item 1A.	Risk Factors

Our business activities involve a variety of risks. Below we describe the significant risk factors affecting our business. The risks described below are not the only risks facing us — other risks also could impact our business.

Economic Environment

Economic conditions could have a material adverse effect on our business, results of operations, financial condition and stock price.

Our business is always influenced by economic conditions. Economic growth in the United States remains slow and uneven. High unemployment rates and decreasing college graduation rates are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect performance of our existing education loan portfolio. Since 2009, the unemployment rate has been higher than historical norms. In 2008, the unemployment rate was 5.8 percent, reaching a high of 9.6 percent in 2010 and declining to 8.1 percent in 2012. Forbearance programs may have the effect of delaying default emergence as customers are granted a temporary waiver from having to make payments on their loans. If the type and amount of federal funds available to pay for a college education or refinance existing education loans increases, the volume of our new loan originations and the repayment rates of our existing loans could be materially and adversely effected.

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

Funding and Liquidity

Our business can be affected by the cost and availability of funding in the capital markets. The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements. These factors may increase the price of or decrease our ability to obtain liquidity necessary to maintain and grow our business.

The capital markets could experience periods of significant volatility. This volatility can dramatically and adversely affect our financing costs when compared to historical norms. Additional factors that could make financing more expensive or unavailable include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry, counterparty availability, changes affecting our assets, corporate and regulatory actions, absolute and comparative interest rate changes, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. If financing becomes more difficult, expensive or unavailable, our business, financial condition and results of operations could be materially and adversely affected.

During 2012, we funded Private Education Loan originations through term-brokered and retail deposits raised by the Bank. Assets funded in this manner result in re-financing risk because the average term of the deposits is shorter than the expected term of some of the assets. There is no assurance that this or other sources of funding, such as the term asset-backed securities market, will be available at a level and cost that makes new Private Education Loan originations possible or profitable, nor is there any assurance that the loans can be re-financed at profitable margins. For additional discussion on regulatory and compliance risks relating to the Bank, see below at Item 1A “Risk Factors — Legal, Regulatory and Compliance.” If we were unable to obtain funds from which to make new Private Education Loans, our business, financial condition and results of operations would be materially and adversely affected.

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

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our business operations and our overall financial condition.

We must effectively manage the liquidity risk to which we are exposed. We require liquidity to meet cash requirements such as day-to-day operating expenses, extensions of credit on our Private Education Loans, required payments of principal and interest on our borrowings, and distributions to our shareholders. Our primary sources of liquidity and funding are from fees we collect for servicing education loans, payments made on FFELP and Private Education Loans that we hold, proceeds and distributions from securitization transactions and trusts that we undertake and offerings of debt and equity securities. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

Higher than expected prepayments of education loans could reduce servicing revenues we receive or reduce or delay payments we receive as the holder of the residual interests of securitization trusts holding education loans. While some fluctuation in prepayment levels is to be expected, extraordinary or extended increases in prepayment levels could materially adversely affect our liquidity, income and the value of those residual interest assets.

Education loans may be voluntarily prepaid by borrowers or, in the case of FFELP Loans, may also be consolidated with the borrowers’ other education loans through refinancing into the DSLP. FFELP Loans may also be repaid after default by the guarantors of FFELP Loans. Prepayment rates and levels are subject to many factors which are beyond our control, including repayment through loan consolidation programs. When education loans contained within a securitization trust are prepaid the fees we earn as servicer decrease and the value of any residual interest we own in the securitization trust may decline. If we experience significantly higher than expected prepayments, our liquidity, income and future value of assets could be materially and adversely affected.

Operations

A failure of our operating systems or infrastructure or a breach or violation of law by one of the many third-party vendors we rely on to deliver services and information, including confidential customer information, to our customers could disrupt our business, result in disclosure of confidential customer information, damage our reputation, cause significant losses and provide our competitors with an opportunity to enhance their position at our expense. We may also be exposed to litigation and regulatory risk for failure to provide proper oversight to these third-party vendors.

A failure of operating systems or infrastructure could disrupt our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal and regulatory standards and our product specifications, which change to reflect our business needs and new or revised regulatory requirements. As processing demands change and our loan portfolios grow in both volume and differing terms and conditions, developing and maintaining our operating systems and infrastructure becomes increasingly challenging and there is no assurance that we can adequately or efficiently develop, maintain or acquire access to such systems.

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

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our technologies, systems, networks and those of third parties may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. Moreover, information security risks for large financial institutions such as Sallie Mae have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties.

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

We increasingly depend on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in aspects of our software and systems development, the timely transmission of information across our data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with our banking and payment services businesses. We also utilize third-party debt collectors significantly in the collection of defaulted Private Education Loans. If a service provider fails to provide the services we require or expect, or fails to meet applicable contractual or regulatory requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight or improper release or protection of personal information. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could materially adversely affect our revenues and/or our results of operations.

Federal funding constraints and spending policy changes triggered by associated federal spending deadlines may result in disruption of federal payments for services we provide to the government, which could materially and adversely affect our business strategy or future business prospects.

We receive payments from the federal government on our FFELP Loan portfolio and for other services we provide to them, including servicing Direct Loans, default aversion and contingency collections. Funding to pay for these services may be affected by various factors, including the following:

•

Debt Limit: The federal government is expected to reach the statutory borrowing limit by the end of the first half of 2013 and, once the limit is reached, the federal government will not be able to borrow to meet its payment obligations.

•	2013 Appropriations: Congress and the Administration must address the expiration at the end of March 2013 of funding for federal government operations.

•

Sequestration: In August 2011, Congress passed the Budget Control Act of 2011, which committed the federal government to significantly reduce the federal deficit over ten years by $1 trillion relative to the fiscal year 2012 Administration budget submission. Under this Act, as amended, substantial automatic spending cuts, known as “sequestration,” are scheduled to be implemented on March 1, 2013.

•

President’s budget: The President’s fiscal 2014 budget is expected to be released in March 2013. Previous budgets have included a number of education lending-related initiatives, including proposed reductions in payments by ED to service providers assisting students with the rehabilitation of defaulted FFELP loans. If proposals such as these are enacted, they could be detrimental to our business.

It is possible that the Administration and Congress could engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues resulting in a similar debate that occurred around the Budget Control Act of 2011. If U.S. lawmakers now or in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services we provide. We cannot predict how or what programs will be impacted by any actions that Congress or the federal government may take. Further, legislation to address the federal deficit and spending could include proposals that would adversely affect our FFELP and Direct Loan-related servicing businesses. A protracted reduction, suspension or cancellation of the demand for the services we provide, or proposed changes to the terms or pricing of services provided under existing contracts we have with the federal government, could have a material adverse effect on our revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect our business, financial condition and results of operations.

We continue to undertake numerous cost-cutting initiatives to realign and restructure our business in light of significant legislative changes in the past several years and the amortization of the FFELP Loan portfolios we service. Our business, results of operations and financial condition could be adversely affected if we do not effectively align our cost structure with our current business operations, regulatory compliance obligations and future business prospects.

In response to significant legislative changes in the past several years, including the end of FFELP, we have undertaken and continue to undertake cost-cutting initiatives, including workforce reductions, servicing center closures, restructuring and transfers of business functions to new locations, enhancements to our web-based customer services, adoption of new procurement strategies and investments in operational efficiencies. Our business and financial condition could be adversely affected by these cost-cutting initiatives if cost reductions taken are so dramatic as to cause disruptions in our business, reductions in the quality of the services we provide or cause us to fail to comply with applicable regulatory standards. We may be unable to successfully execute on certain growth and other business strategies or achieve certain business goals or objectives if cost reductions are too dramatic. Alternatively, we may not be able to achieve our desired cost savings. In either case our business, results of operations and financial condition could be adversely affected.

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

Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business, harm our financial condition or reduce our earnings.

We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, or portfolios of loans. We may not be able to identify suitable opportunities and, if not, some of our strategies could fail. We may not be able to obtain necessary financing on satisfactory terms. We may not be able obtain necessary regulatory approvals or complete the transactions on appropriate terms. If we pay the purchase price of any acquisition or investment in cash, it may have an adverse effect on our financial condition; if the purchase price is paid with our stock, it could be dilutive to our shareholders. We may assume liabilities, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our financial condition.

We may not be able to successfully integrate personnel, operations, businesses, products, or technologies of an acquisition. There may be additional risks if we enter into a line of business in which we have limited experience or the business operates in a legal, regulatory or competitive environment with which we are not familiar. We may not have or be able to maintain the expertise needed to manage the new business. Acquisitions and investments also may not perform to our expectations for various reasons, including the loss of key personnel, customers or vendors. If we fail to integrate acquisitions or investments or realize the expected benefits, we may lose the return on these acquisitions or investments or incur additional transaction costs, and our business and financial condition may be harmed as a result.

Competition

We operate in a competitive environment. Our product offerings are primarily concentrated in loan and savings products for higher education.

We compete in the private credit lending business with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. We compete based on our products, origination capability and customer service. To the extent our competitors compete aggressively or more effectively, we could lose market share to them or subject our existing loans to refinancing risk. Our product offerings may not prove to be profitable and may result in higher than expected losses.

We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentrations as a Private Education Loan lender and as a servicer for the FFELP and DSLP. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public resistance to higher education costs increases, or if the demand for higher education loans decreases, our consumer lending business could be negatively affected. In addition, the federal government, through the DSLP, poses significant competition to our private credit loan products. If loan limits under the DSLP increase, DSLP loans could be more widely available to students and their families and DSLP loans could increase, resulting in further decreases in the size of the Private Education Loan market and demand for our Private Education Loan products.

Credit and Counterparty

Unexpected and sharp changes in the overall economic environment may negatively impact the performance of our loan and credit portfolios.

Unexpected changes in the overall economic environment, including unemployment, may result in the credit performance of our loan portfolio being materially different from what we expect. Our earnings are critically dependent on the expected future creditworthiness of our student loan customers. We maintain a reserve for credit losses based on expected future charge-offs which considers many factors, including levels of past due loans and forbearances and expected economic conditions. However, management’s determination of the appropriate reserve level may under- or over-estimate future losses. If the credit quality of our customer base materially decreases, if a market risk changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer.

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

Legal, Regulatory and Compliance

Delays and continuing uncertainties surrounding the ultimate scope and implementation by regulators of various provisions of the Dodd-Frank Act make us unable to assess the risks and implications that implementation and enforcement of the law or related regulations applicable to our business could have on our profitability, results of operations, financial condition, cash flows or future business prospects.

The Dodd-Frank Act contains comprehensive provisions to govern the practices and oversight of financial institutions (including large non-bank financial institutions) and other participants in the financial markets. It imposes significant regulations on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority, and on our various businesses. Many of the Dodd-Frank Act’s provisions have become effective but many remain subject to formal implementation by regulatory agencies through final rulemaking. The CFPB and other financial regulators have introduced and continue to introduce new regulations and guidance, even as they impose enforcement actions against financial institutions and financial service providers which often contain additional cautions and guidance which must be taken into consideration. Due to the uncertainty of these pending regulations, guidance and actions, we are unable to predict the nature, extent or impact of any further changes or additions to statutes, regulations or practices. Consequently, we are also not able to estimate their ultimate impact on our financial results, business operations or strategies. We continue to believe our costs of compliance with these evolving laws and regulations, as well as any guidance from enforcement actions, will likely continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on our businesses. Consequently, our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.

The CFPB is now exercising the full authority provided to it by the Dodd-Frank Act although much uncertainty remains about how this authority will be implemented or utilized. A number of our businesses will likely be subject to new rules and regulations not yet proposed or finalized and we may face complaints and challenges to our practices from the CFPB or state regulatory counterparts.

In July 2011, responsibility for many consumer financial protection functions formerly assigned to the federal banking and other agencies were transferred to the CFPB. The CFPB now has broad authority with respect to many of the businesses in which we engage. It has authority to write regulations under federal consumer financial protection laws, and to directly or indirectly enforce those laws and examine financial institutions for compliance. Moreover, the CFPB has examination and enforcement authority with respect to certain federal consumer financial laws for some providers of consumer financial products and services, including the Bank. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB and banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain, but it has resulted in, and could continue to result in, changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties.

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

The scope and profitability of our businesses remain subject to risks arising from legislative and administrative actions. We cannot estimate the timing, method of implementation or likelihood of passage of any of the Congressional or administrative proposals that may affect our businesses, nor anticipate their ultimate content. However, the adoption and implementation of any such proposals, individually or in combination, could significantly increase our costs, affect our ability to service and collect loans, significantly alter whether or not we remain in certain businesses and the form in which we do so and materially and adversely impact our business, financial condition and results of operations.

Private Education Loans

The CFPB’s July 2012 Report on this industry provided a number of recommendations including mandatory school certification that loan amounts not exceed student need, reconsideration by Congress of federal Bankruptcy Code’s treatment of Private Education Loans and determine if more and better information is needed to inform consumer decision-making and lender underwriting. In the future Congress or the Administration may act on these recommendations or choose to take actions beyond or unrelated to the CFPB’s recommendations to further regulate the Private Education Loan market or dictate the terms and conditions applicable to Private Education Loans. The taking of any such actions may adversely impact the profitability and growth of our business and/or significantly alter the costs and manner in which we choose to conduct this business.

FFELP Loans and FFELP-Related Services

Despite the end of FFELP, Congress, ED and the Administration still exercise significant authority over the servicing and administration of existing FFELP Loans. Because of the ongoing uncertainty around efforts to reduce the federal budget deficit, the timing, method and manner of implementation of various education lending initiatives has become less predictable. For example, in early 2012 the Administration by executive authority implemented a Special Direct Consolidation Loan Initiative, which had initially been included in the Administration’s 2011 budget not passed by Congress. This initiative provided a temporary incentive to certain borrowers to consolidate their FFELP Loans into the DSLP program by providing interest rate reductions on FFELP loans eligible for consolidation. This program ended on June 30, 2012. Approximately $5 billion of our loans were consolidated to ED in 2012 under this initiative. The President’s fiscal 2014 budget is expected to be released in March. Previous budgets included a number of education lending-related initiatives, including a proposed reduction in payments by ED to service providers assisting students with the rehabilitation of defaulted FFELP Loans. If proposals such as these are included in the 2014 budget and passed by Congress, they have the potential to reallocate federal funding and appropriations in ways that could be detrimental to our businesses.

For additional information on the potential implications of Congressional and Administration actions with respect to federal budget funding generally, see Item 1A “Risk Factors — Operations — Federal funding constraints and spending policy changes triggered by associated federal spending deadlines may result in disruption of federal payments for services we provide to the government, which could materially and adversely affect our business strategy or future business prospects.”

Consumer Banking

Banks chartered as industrial banks under various state laws have long been statutorily exempt from the requirements of the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our Bank is an industrial bank chartered under the laws of the state of Utah, regulated by the UDFI and the FDIC, and whose deposits are insured by the FDIC. Various federal banking authorities, including the FRB and the FDIC, as well as members of Congress, have frequently objected to the continuation of the statutory exemption of industrial banks from the BHCA and the FDIC has, from time to time, voluntarily placed moratoriums on accepting new applications for federal deposit insurance by industrial banks. The Dodd-Frank Act statutorily placed a moratorium on the approval of new applications for federal deposit insurance and on certain changes in control of existing industrial banks. This moratorium will expire in July 2013. We have no way of knowing whether this statutory moratorium will be further extended legislatively by Congress or administratively by the FDIC or whether its expiration will lead to reconsideration and revisions to the manner in which industrial banks are regulated. If the industrial bank exemption to the BHCA were to be repealed, the costs of SLM Corporation becoming and remaining compliant with the provisions of the BHCA, including the new minimum capital requirements imposed on us at the consolidated level, would be material. If the BHCA were determined to be applicable to SLM Corporation it would become subject to the same prudential and regulatory standards described below applicable to bank holding companies with $50 billion or more in consolidated assets. Being subjected to these requirements would have a material impact on our business, results of operations and financial condition.

The FSOC could designate SLM Corporation as a systemically important non-bank financial company to be supervised by the FRB. Designation of SLM Corporation as a so-called “SIFI” would impose significant additional statutorily–defined monitoring and compliance regimes on our business and could significantly increase the levels of risk-based capital and highly liquid assets we are required to hold. Required implementation of some or all of the measures currently proposed by the FRB to be applicable to SIFIs would have a material impact on our business, results of operations and financial condition.

As directed by the Dodd-Frank Act, on April 3, 2012, FSOC approved the final rule and interpretive guidance regarding the designation of non-bank financial companies as SIFIs. If designated as a SIFI, a non-bank financial company will be supervised by the FRB and be subject to enhanced prudential supervision and regulatory standards. The new rule sets forth a three-stage determination process for designating non-bank SIFIs. In Stage 1, FSOC would apply a set of uniform quantitative criteria to determine the non-bank financial companies that will be subject to further evaluation. Based on its financial condition as of December 31, 2012, SLM Corporation would meet the criteria in Stage 1 and would be subject to further evaluation by FSOC in the SIFI determination process. Because Stages 2 and 3 involve qualitative judgment by FSOC, we cannot predict whether SLM Corporation will be designated as a SIFI under the rule. For a further discussion of our belief as to the limited risk SLM Corporation poses to the financial stability of the United States, see Item 1 “Business — Supervision and Regulation — Regulatory Outlook — Regulation of Systemically Important Non-Bank Financial Companies.”

In December 2011, the FRB proposed enhanced prudential supervisory and regulatory standards that would require bank holding companies with $50 billion or more in consolidated assets, as well as SIFIs, to, among other things:

•

Have a minimum Tier 1 common risk-based capital ratio of 5 percent and under stressed conditions pursuant to the FRB’s capital plan rule, meet the bank regulatory capital and leverage requirements applicable to bank holding companies, subject to any case-by-case exceptions as the FRB might approve;

•	Comply with formal regulatory liquidity standards and hold highly liquid assets on hand sufficient to survive a projected 30-day liquidity stress event;

•	Be subject to new liquidity risk management and governance requirements, approval of liquidity risk models, and implementation of liquidity monitoring and compliance regimes;

•	Employ a chief risk officer to report directly to the chief executive officer and maintain a designated risk committee of the Board of Directors;

•	Be subject to periodic company and FRB-run supervisory stress tests; and

•	Periodically report to the FDIC and FRB on plans for rapid and orderly resolution of company affairs in the event of a material financial distress or failure.

We are not currently subject to consolidated capital requirements though we maintain significantly higher capital levels against our Private Education Loans. Unless an exception were made to recognize the unique, federally insured nature of FFELP Loans, if we were designated as a SIFI or a bank holding company with $50 billion or more in consolidated assets, our capital requirements would significantly increase. While we maintain our own contingency funding plans and conduct our own internal periodic stress tests, we have never been subject to an FRB supervised stress test nor have we developed a plan for orderly resolution of the scope and magnitude currently being demanded of large bank holding companies. Complying with these measures and implementing any or all of these monitoring and compliance requirements could significantly increase our cost of doing business and the levels of capital and liquidity we are required to hold and, consequently, have a material and adverse impact on our business, results of operations and financial condition.

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

Our consumer lending and debt collection businesses are subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. In addition, in October 2012, the CFPB issued its final debt collection larger participation rule and examination procedures that will allow the CFPB to federally supervise larger consumer debt collectors for the first time, including our collection subsidiaries. Some state attorneys general continue to be active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators as well as frequent litigation from private plaintiffs.

The Bank is subject to state and FDIC regulation, oversight and regular examination, including by the CFPB. The FDIC and state regulators have the authority to impose fines, penalties or other limitations on the Bank’s operations should they conclude that its operations are not compliant with applicable laws and regulations. At the time of this filing, the Bank is subject to a cease and desist order for weaknesses in its compliance function. While we believe the issues addressed in the order have largely been remediated, the order has not yet been lifted. Our failure to comply with various laws and regulations or with the terms of the cease and desist order or to have issues raised during an examination could result in litigation expenses, fines, business sanctions, and limitations on our ability to fund our Private Education Loans, which are currently funded by deposits raised by the Bank, or restrictions on the operations of the Bank. The imposition of fines, penalties or other limitations on the Bank’s business could materially and adversely impact our business, financial condition and results of operations.

Loans serviced under the FFELP are subject to the HEA and related regulations. Our servicing operations are designed and monitored to comply with the HEA, related regulations and program guidance; however, ED could determine that we are not in compliance for a variety of reasons, including that we misinterpreted ED guidance or incorrectly applied the HEA and its related regulations or policies. Failure to comply could result in fines, the loss of the insurance and related federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of our right to participate as a servicer, negative publicity and potential legal claims. A summary of the FFELP may be found in Appendix A “Federal Family Education Loan Program.” The imposition of significant fines, the loss of the insurance and related federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of our ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on our business, financial condition or results of operations.

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

Our framework for managing risks may not be effective in mitigating our risk of loss.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor, control and report the types of risk to which we are subject. We seek to monitor and control our risk exposure through a framework of policies, procedures, limits and reporting requirements. Management of risks in some cases depends upon the use of analytical and/or forecasting models. If the models that we use to mitigate these risks are inadequate, we may incur increased losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and our financial condition and results of operations could be materially adversely affected.

Item 1B. Unresolved	Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by us as of December 31, 2012:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Servicing and Data Center	Consumer Lending; Business Services; FFELP Loans	450,000
Newark, DE	Headquarters	Consumer Lending; Business Services; FFELP Loans; Other	160,000
Wilkes-Barre, PA	Loan Servicing Center	Consumer Lending; Business Services; FFELP Loans	133,000
Indianapolis, IN	Loan Servicing Center	Business Services	100,000
Big Flats, NY	GRC — Collections Center	Business Services	60,000
Arcade, NY(1)	Pioneer Credit Recovery — Collections Center	Business Services	46,000
Perry, NY	Pioneer Credit Recovery — Collections Center	Business Services	45,000

(1)	In 2005, we entered into a ten-year lease with the Wyoming County Industrial Development Authority. This property reverts back to us in March 2015.

The following table lists the principal facilities leased by us as of December 31, 2012:

Location	Function	Business Segment(s)	Approximate Square Feet
Reston, VA	Administrative Offices	Consumer Lending; Business Services; FFELP Loans; Other	90,000
Newark, DE	Sallie Mae —Operations Center	Consumer Lending; Business Services; Other	86,000
Niles, IL(1)	N/A	N/A	84,000
Newton, MA	Upromise	Business Services	78,000
Cincinnati, OH	GRC Headquarters and Collections Center	Business Services	59,000
Muncie, IN	Collections Center	Consumer Lending; Business Services	54,000
Moorestown, NJ	Pioneer Credit Recovery — Collections Center	Business Services	30,000
Kansas City, MO	Upromise	Business Services	21,000
Whitewater, WI(2)	N/A	N/A	16,000
Salt Lake City, UT	Sallie Mae Bank	Consumer Lending	11,000

(1)	Space vacated in 2011. Lease expires July 2013.

(2)	Space vacated in 2010 and space is partially subleased. Lease expires June 2014.

None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collections centers are generally adequate to meet our long-term student loan and business goals. Our headquarters are currently in owned space at 300 Continental Drive, Newark, Delaware, 19713.

Item 3.	Legal Proceedings

Investor Litigation

In Re SLM Corporation ERISA Litigation. On May 8, 2008, a class action complaint was filed in U.S. District Court for the Southern District of New York against the Company, certain current and former officers, retirement plan fiduciaries, and the Board of Directors of the Company, formerly in the U.S. District Court for the Southern District of New York. The complaint alleged breaches of fiduciary duties and prohibited transactions in violation of the Employee Retirement Income Security Act arising out of alleged false and misleading public statements regarding our business made during the 401(K) Class Period and investments in our common stock by plan participants in the 401(K) Plans. The class consists of participants in or beneficiaries of the Sallie Mae 401(K) Retirement Savings Plan and Sallie Mae 401(k) Savings Plan (together, the “401K Plans”) between January 18, 2007 and “the present” whose accounts included investments in our common stock (“401K Class Period”). On September 24, 2010, the District Court dismissed the complaint. The Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit; however, on December 26, 2012, the Second Circuit affirmed the District Court’s dismissal of the complaint.

Lending and Collection Litigation and Investigations

Mark A. Arthur et al. v. Sallie Mae, Inc. On February 2, 2010, a class action lawsuit was filed by a borrower in U.S. District Court for the Western District of Washington alleging that we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). On October 7, 2011, we entered into an amended settlement agreement under which the Company agreed to a settlement fund of $24.15 million. On December 5, 2012, the U.S. Court of Appeals for the Ninth Circuit dismissed an appeal filed by two individual objectors. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation.

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

Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2013, there were 453,341,352 shares of our common stock outstanding and 451 holders of record. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012	High	$16.89	$15.96	$16.94	$17.99
	Low	13.11	12.85	15.07	15.75

2011	High	$15.60	$17.11	$17.11	$14.53
	Low	12.61	14.40	11.60	10.91

We paid quarterly cash dividends on our common stock of $.10 per share for the last three quarters of 2011, and $.125 per share for the four quarters of 2012.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2012.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
(In millions, except per share data)
Period:
October 1 – October 31, 2012	5.8	$17.06	5.4	$79
November 1 – November 30, 2012	4.8	17.57	4.5	—
December 1 – December 31, 2012	.1	17.00	—	—

Total fourth quarter	10.7	$17.29	9.9

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

Stock Performance

The following graph compares the yearly change in our cumulative total shareholder return on our common stock to that of Standard & Poor’s 500 Stock Index and Standard & Poor’s Financials Index. The graph assumes a base investment of $100 at December 31, 2007 and reinvestment of dividends through December 31, 2012.

Five Year Cumulative Total Shareholder Return

Company/Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
SLM Corporation	$100.0	$44.2	$56.0	$62.5	$67.9	$89.7
S&P 500 Financials	100.0	44.7	52.4	58.8	48.8	62.9
S&P Index	100.0	63.0	79.7	91.7	93.6	108.6

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data

Selected Financial Data 2008-2012

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

	2012	2011	2010	2009	2008
Operating Data:
Net interest income	$3,208	$3,529	$3,479	$1,723	$1,365
Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$938	$600	$597	$544	$2
Discontinued operations, net of tax	1	33	(67)	(220)	(215)

Net income (loss) attributable to SLM Corporation	$939	$633	$530	$324	$(213)

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.93	$1.13	$1.08	$.85	$(.23)
Discontinued operations	—	.06	(.14)	(.47)	(.46)

Total	$1.93	$1.19	$.94	$.38	$(.69)

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.90	$1.12	$1.08	$.85	$(.23)
Discontinued operations	—	.06	(.14)	(.47)	(.46)

Total	$1.90	$1.18	$.94	$.38	$(.69)

Dividends per common share attributable to SLM Corporation common shareholders	$.50	$.30	$—	$—	$—
Return on common stockholders’ equity	21%	14%	13%	5%	(9)%
Net interest margin	1.78	1.85	1.82	1.05	.93
Return on assets	.52	.33	.28	.20	(.14)
Dividend payout ratio	26	25	—	—	—
Average equity/average assets	2.69	2.54	2.47	2.96	3.45
Balance Sheet Data:
Student loans, net	$162,546	$174,420	$184,305	$143,807	$144,802
Total assets	181,260	193,345	205,307	169,985	168,768
Total borrowings	172,257	183,966	197,159	161,443	160,158
Total SLM Corporation stockholders’ equity	5,060	5,243	5,012	5,279	4,999
Book value per common share	9.92	9.20	8.44	8.05	7.03
Other Data:
Off-balance sheet securitized student loans, net	$—	$—	$—	$32,638	$35,591

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our primary business is to originate, service and collect loans we make to students and their families to finance the cost of education. The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. We also provide servicing, loan default aversion and defaulted loan collection services for loans owned by other institutions, including ED, as well as providing processing capabilities to educational institutions, 529 college-savings plan program management services and a consumer savings network.

In addition we are the largest holder, servicer and collector of loans made under FFELP, a program that was discontinued in 2010.

We monitor and assess our ongoing operations and results based on the following four reportable segments:

(1) Consumer Lending, (2) Business Services, (3) FFELP Loans and (4) Other.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily late fees.

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing, loan default aversion and defaulted loan collection services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED, as well as processing capabilities to educational institutions and 529 college-savings plan programs. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

FFELP Loans Segment

Our FFELP Loans segment consists of our $125.6 billion FFELP Loan portfolio and underlying debt and capital funding these loans. Even though FFELP Loans are no longer originated we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

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

Net Interest Income

The most significant portion of our earnings is generated by the spread earned between the interest income we receive on assets in our student loan portfolios and the interest expense on debt funding these loans. We report these earnings as net interest income. Net interest income in our Consumer Lending and FFELP Loans segments are driven by significantly different factors.

Consumer Lending Segment

Net interest income in this segment is determined by the balance of Private Education Loans outstanding, Private Education Loan asset yields (determined by interest rates we establish based upon the credit of the customer and any cosigner) and the level of price competition in the Private Education Loan market less our cost of funds. As of December 31, 2012, we had $36.9 billion of Private Education Loans outstanding. In 2012, we originated $3.3 billion of Private Education Loans, up 22 percent from $2.7 billion in the prior year. The majority of our Private Education Loans earn variable rate interest and are funded primarily with variable rate liabilities. The Consumer Lending segment’s “Core Earnings” net interest margin was 4.13 percent in 2012 compared with 4.09 percent in 2011. Our cost of funds can be influenced by a number of factors including the quality of the loans in our portfolio, our corporate credit rating, general economic conditions, investor demand for Private Education Loan asset-backed securities (“ABS”) and corporate unsecured debt and competition in the deposit market. At December 31, 2012, 52 percent of our Private Education Loan portfolio was funded to term with non-recourse, long-term securitization debt.

FFELP Loans Segment

Net interest income will be the primary source of cash flow generated by this segment over the next 20 years as this portfolio amortizes. Interest earned on our FFELP Loans is indexed to one-month LIBOR rates and our cost of funds is primarily indexed to three-month LIBOR, creating the possibility of repricing risk related to these assets. The FFELP Loans segment’s “Core Earnings” net interest margin was 0.84 percent in 2012 compared with 0.98 percent in 2011.

The major source of variability in net interest income is expected to be Floor Income we earn on certain FFELP Loans. Pursuant to the terms of the FFELP, certain FFELP Loans continue to earn interest at the stated fixed rate of interest as underlying debt costs decrease. We refer to this additional spread income as “Floor Income.” Floor Income can be volatile. We frequently hedge this volatility by selling Floor Income Contracts which lock in the value of the Floor Income over the term of the contract.

At December 31, 2012, 82 percent of our FFELP Loan portfolio was funded to term with non-recourse, long-term securitization debt.

Provisions for Loan Losses

Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next two years, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The provision for loan losses increases the related allowance for loan losses. Generally, the allowance for loan losses rises when charge-offs are expected to increase and falls when charge-offs are expected to decline. Our loss exposure and resulting provision for losses is small for FFELP Loans because we generally bear a maximum of three percent loss exposure on them. We bear the full credit exposure on our Private Education Loans. Our provision for losses in our FFELP Loans segment was $72 million in 2012 compared with $86 million in 2011. Losses in our Consumer Lending segment are determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), a cosigner and the current economic environment. Our provision for loan losses in our Consumer Lending segment was $1.0 billion in 2012 compared with $1.2 billion in 2011.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectible, the unrecoverable portion of the loan is charged against the allowance for loan losses in the applicable segment. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. The Consumer Lending segment’s charge-off rate was 3.37 percent of loans in repayment in 2012 compared with 3.72 percent of loans in repayment in 2011. Delinquencies are a very important indicator of the potential future credit performance. Private Education Loan delinquencies as a percentage of Private Education Loans in repayment decreased from 10.1 percent at December 31, 2011 to 9.3 percent at December 31, 2012.

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

Operating Expenses

The operating expenses reported for our Consumer Lending and Business Services segments are those that are directly attributable to the generation of revenues by those segments. The operating expenses for the FFELP Loans segment primarily represent an intercompany servicing charge from the Business Services segment and do not reflect our actual underlying costs incurred to service the loans. We have included corporate overhead expenses and certain information technology costs (together referred to as “Overhead”) in our Other segment rather than allocate those expenses by segment. Overhead expenses include executive management, the board of directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology and infrastructure costs.

Core Earnings

We report financial results on a GAAP basis and also present certain “Core Earnings” performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these “Core Earnings” measures to monitor our business performance. “Core Earnings” is the basis in which we prepare our segment disclosures as required by GAAP under ASC 280 “Segment Reporting” (see “Note 16 — Segment Reporting”). For a full explanation of the contents and limitations of “Core Earnings,” see “‘Core Earnings’ —Definition and Limitations” of this Item 7.

2012 Summary of Results

We operate in a challenging economic environment marked by high unemployment and uncertainty which adds uncertainty to Private Education Loan collectibility. On July 1, 2010, the Health Care and Education Reconciliation Act of 2010 (“HCERA”) eliminated FFELP Loan originations, a major source of our net income. All federal loans to students are now made through the DSLP.

Our 2012 accomplishments are discussed below.

GAAP 2012 net income was $939 million ($1.90 diluted earnings per share), versus net income of $633 million ($1.18 diluted earnings per share) in the prior year. The changes in GAAP net income are driven by the same “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. In 2012 and 2011, GAAP results included losses of $194 million and $540 million, respectively, resulting from derivative accounting treatment which is excluded from “Core Earnings” results.

“Core Earnings” for the year were $1.06 billion compared with $977 million in 2011. “Core Earnings” were up due to an $81 million increase in debt repurchase gains, a $215 million lower loan loss provision and a $104 million reduction in operating expenses, offset in part by a $246 million decrease in net interest income.

During 2012, we raised $2.7 billion of unsecured debt and issued $9.7 billion of FFELP ABS and $4.2 billion of Private Education Loan ABS. We also repurchased $711 million of debt and realized “Core Earnings” gains of $145 million in 2012, compared with $894 million and $64 million, respectively, in 2011.

2012 Management Objectives

In 2012 we set out five major goals to create shareholder value. They were: (1) prudently grow Consumer Lending segment assets and revenue; (2) sustain Business Services segment revenue; (3) maximize cash flows from FFELP Loans; (4) reduce our operating expenses; and (5) improve our financial strength. We believe we achieved each of these objectives in 2012. The following describes our performance relative to each of our 2012 goals.

Prudently Grow Consumer Lending Segment Assets and Revenues

We continued to pursue managed growth in our Private Education Loan portfolio in 2012, exceeding our target with $3.3 billion in new originations for the year compared with $2.7 billion in 2011, a 22 percent increase. The average FICO score of our 2012 originations was 748 and 90 percent of the originated loans were cosigned. We have reduced our Private Education Loan charge-off rate and provision for loan losses in the three years since 2009. For the year ended December 31, 2012 compared with the year ended December 31, 2009, “Core Earnings” charge-off rates (as a percentage of loans in repayment) and “Core Earnings” provision for loan losses declined by 43 percent and 28 percent, respectively.

“Core Earnings” net interest margin increased from 4.09 percent to 4.13 percent. Charge-offs decreased to 3.37 percent of loans in repayment from 3.72 percent in 2011. Provision for loan losses decreased to $1.01 billion from $1.18 billion in 2011.

Sustain Business Services Segment Revenue

Our Business Services segment generates the majority of its net income from servicing and collecting on our FFELP Loan portfolio and FFELP Loans for others. As a result of the elimination of FFELP in 2010, these revenues are in decline. In 2012 we worked to offset these declines through two primary means — pursuing additional growth and expansion of our non-FFELP-related servicing and collection businesses and seeking to increase the FFELP-related loan servicing and collection work we do for third parties. In 2012 we also targeted significant growth in the total assets under management in our 529 college-savings plans. For the year ended December 31, 2012, our Business Services segment revenue was down 5 percent from the year-ago period primarily due to the amortization of our FFELP Loan portfolio. While we considered several servicing acquisitions beyond the education loan market we chose not to pursue them. Nonetheless, in 2012 we did achieve meaningful growth in a number of Business Services activities:

•

We are currently servicing approximately 4.3 million accounts under the ED Servicing Contract as of December 31, 2012 compared to 3.6 million accounts at December 31, 2011. Market share under the ED Servicing Contract is set annually based on the performance rankings of the four servicing companies that are parties to the contracts. For the current contract year ending August 15, 2013, our allocation of new customer loans awarded under the ED Servicing Contract is 15 percent. We are not pleased with our overall 2012 performance ranking and must remain focused on improving our performance relative to other servicers to increase our allocation for the next contract year. We plan to make these improvements by maintaining our focus on remaining a top performer in helping borrowers repay their loans and enhancing our customer experience, as further discussed below in our 2013 Management Objectives.

•

We provide collection services on defaulted student loans to ED. There are 21 other collection providers, of which we compete with 16 other providers for account allocation based on quarterly performance metrics. As a consistent top performer, first in the last quarterly performance metric, our share of allocated accounts has ranged from six percent to eight percent.

Maximize Cash Flows from FFELP Loans

In 2012 we continued to purchase FFELP Loan portfolios from others. As cash flows from our existing FFELP Loans decline it becomes increasingly important that we reduce operating and overhead costs attributable to this segment. During 2012, we purchased $3.7 billion of FFELP Loans. We expect to make additional purchases during 2013. These acquisitions partially offset the approximately $5.2 billion of loans that were consolidated to ED in 2012 as part of their Special Direct Consolidation Loan Initiative (“SDCL”). See “Business Segment Earnings Summary — “Core Earnings” Basis — FFELP Loans Segment” for further discussion regarding the effect of the Special Direct Consolidation Loan Initiative.

Reduce Operating Expenses

In 2012 we remained focused on reducing operating expenses and achieved our 2012 cost-reduction goals. Our 2012 operating expenses were $996 million, a reduction from the $1.1 billion incurred in 2011.

Improve Our Financial Strength

It was management’s objective for 2012 to provide increased shareholder distributions while at the same time ending 2012 with a balance sheet and capital position as strong as or stronger than those with which we ended in 2011. We increased our regular quarterly common stock dividends to $0.125 per share in 2012, up from $0.10 per share for the last three quarters of 2011. During the year ended December 31, 2012, we repurchased 58 million shares of common stock, fully utilizing all $900 million of existing share repurchase authorizations. We did so while achieving $2.16 diluted “Core Earnings” per common share and maintaining our strong balance sheet and capital positions.

In 2012 we issued $9.7 billion in FFELP ABS, $4.2 billion in Private Education Loan ABS and $2.7 billion of unsecured bonds, while reducing our total debt to $169 billion at December 31, 2012, compared to $181 billion at December 31, 2011.

2013 Outlook

In 2013, we expect to continue the operating strength we demonstrated in 2012. We plan to increase 2013 “Core Earnings,” including in our Consumer Lending segment primarily through increasing loan originations, improving Private Education Loan portfolio performance and reducing our unit costs. Credit losses within our Private Education Loan portfolio are primarily driven by the quality of loan originations and the general economic environment. We believe Private Education Loan charge-offs and provision for loan losses will continue their downward trend. The fourth-quarter 2012 repayment cohort, at $1.7 billion, had better FICO scores and higher cosigner rates than in previous years which should result in lower future losses. The underlying portfolio has continued to improve with 65 percent of the loans cosigned, less than 9 percent non-traditional and 79 percent of our customers currently in repayment greater than 12 months for which a scheduled monthly payment was due. In addition, the loans originated in 2012 had an average FICO score of 748 and were 90 percent cosigned; these statistics are our highest ever for an annual loan origination cohort.

We expect to remain an active participant in the capital markets in 2013. Our term ABS activity will feature multiple transactions backed by both FFELP collateral, primarily reducing the ED Conduit Program Facility (see Note 6, “Borrowings”), as well as Private Education Loan collateral. Recent transactions in all of the above mentioned categories have been met with strong demand and provide term financing which is a key component of our business model.

2013 Management Objectives

In 2013 we have set out five major goals to create shareholder value. They are: (1) prudently grow Consumer Lending segment assets and revenues; (2) maximize cash flows form FFELP Loans; (3) reduce operating expenses while improving efficiency and customer experience; (4) maintain our financial strength; and (5) expand the Bank’s capabilities. Here is how we plan to achieve these objectives:

Prudently Grow Consumer Lending Segment Assets and Revenues

We will continue to pursue managed growth in our Private Education Loan portfolio in 2013 by leveraging our Sallie Mae and Upromise brand while sustaining the credit quality of, and percentage of cosigners for, new originations. We are currently targeting at least $4 billion in new loan originations for 2013, compared with $3.3 billion in 2012. We will also continue to help our customers manage their borrowings and succeed in its payoff, which we expect will result in lower charge-offs and provision for loan losses.

Maximize Cash Flows from FFELP Loans

In 2013, we will continue to purchase additional FFELP Loan portfolios. In February 2013, we sold our ownership interest in one of our FFELP Consolidation Loan securitization trusts. We will continue to explore alternative transactions and structures that can increase our ability to maximize the value of our ownership interests in these trusts and allow us to diversify our holdings while maintaining servicing fee income. We must also continue to reduce operating and overhead costs attributable to the maintenance and management of this segment.

Reduce Operating Expenses While Improving Efficiency and Customer Experience

For 2013, we will reduce unit costs, and balance our Private Education Loan growth and the challenge of increased regulatory oversight. We also plan to improve efficiency and customer experience by replacing certain of our legacy systems and making enhancements to our self-service platform (such as an improved mobile interface) and call centers (including improved call segmentation that routes an in-bound customer call directly to the appropriate agent who can answer the customer’s inquiry).

Maintain Our Financial Strength

In January 2013, we announced an increase in our quarterly common stock dividend to $0.15 per share and a new $400 million common share repurchase program. It is management’s objective for 2013 to provide these shareholder distributions while ending 2013 with capital and reserve positions as strong as those with which we ended 2012. We also plan to continue to issue FFELP ABS primarily to refinance our remaining FFELP loans in ED’s Conduit Program prior to the Conduit Program’s January 19, 2014 maturity date.

Expand Bank Capabilities

The Bank will fund our Private Education Loan originations in 2013. We will continue to evolve the operational and enterprise risk oversight program at the Bank in preparation for expected growth and designation as a “large bank,” which will entail enhanced regulatory scrutiny. In addition, we plan to voluntarily make similar changes at SLM Corporation. See Item 1 “Business — Supervision and Regulation — Regulatory Outlook — Evolving Regulation of the Bank” for additional information about the Bank’s regulatory environment once it becomes a “large bank.”

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

GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2012 vs. 2011		2011 vs. 2010
(Dollars in millions, except per share amounts)	2012	2011	2010	$	%	$	%
Interest income
FFELP Loans	$3,251	$3,461	$3,345	$(210)	(6)%	$116	3%
Private Education Loans	2,481	2,429	2,353	52	2	76	3
Other loans	16	21	30	(5)	(24)	(9)	(30)
Cash and investments	21	19	26	2	11	(7)	(27)

Total interest income	5,769	5,930	5,754	(161)	(3)	176	3
Total interest expense	2,561	2,401	2,275	160	7	126	6

Net interest income	3,208	3,529	3,479	(321)	(9)	50	1
Less: provisions for loan losses	1,080	1,295	1,419	(215)	(17)	(124)	(9)

Net interest income after provisions for loan losses	2,128	2,234	2,060	(106)	(5)	174	8
Other income (loss):
Gains (losses) on loans and investments, net	—	(35)	325	35	(100)	(360)	(111)
Losses on derivative and hedging activities, net	(628)	(959)	(361)	331	(35)	(598)	166
Servicing revenue	376	381	405	(5)	(1)	(24)	(6)
Contingency revenue	356	333	330	23	7	3	1
Gains on debt repurchases	145	38	317	107	282	(279)	(88)
Other income	92	68	6	24	35	62	1,033

Total other income (loss)	341	(174)	1,022	515	(296)	(1,196)	(117)
Expenses:
Operating expenses	996	1,100	1,208	(104)	(9)	(108)	(9)
Goodwill and acquired intangible assets impairment and amortization expense	28	24	699	4	17	(675)	(97)
Restructuring expenses	12	9	85	3	33	(76)	(89)

Total expenses	1,036	1,133	1,992	(97)	(9)	(859)	(43)
Income from continuing operations, before income tax expense	1,433	927	1,090	506	55	(163)	(15)
Income tax expense	497	328	493	169	52	(165)	(33)

Net income from continuing operations	936	599	597	337	56	2	—
Income (loss) from discontinued operations, net of tax expense (benefit)	1	33	(67)	(32)	(97)	100	149

Net income	937	632	530	305	48	102	19
Less: net loss attributable to noncontrolling interest	(2)	(1)	—	(1)	100	(1)	(100)

Net income attributable to SLM Corporation	939	633	530	306	48	103	19
Preferred stock dividends	20	18	72	2	11	(54)	(75)

Net income attributable to SLM Corporation common stock	$919	$615	$458	$304	49%	$157	34%

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.93	$1.13	$1.08	$.80	71%	$.05	5%
Discontinued operations	—	.06	(.14)	(.06)	(100)	.20	143

Total	$1.93	$1.19	$.94	$.74	62%	$.25	27%

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.90	$1.12	$1.08	$.78	71%	$.04	4%
Discontinued operations	—	.06	(.14)	(.06)	(100)	.20	143

Total	$1.90	$1.18	$.94	$.72	61%	$.24	26%

Dividends per common share	$.50	$.30	$—	$.20	67%	$.30	100%

Consolidated Earnings Summary — GAAP-basis

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

For the years ended December 31, 2012 and 2011, net income was $939 million, or $1.90 diluted earnings per common share, and $633 million, or $1.18 diluted earnings per common share, respectively. The increase in net income was primarily due to a $331 million decrease in net losses on derivative and hedging activities, a $215 million decrease in provisions for loan losses, a $104 million decrease in operating expenses and a $107 million increase in gains on debt repurchases, which more than offset the $321 million decline in net interest income.

The primary contributors to each of the identified drivers of changes in net income for the current year-end period compared with the year-ago period are as follows:

•

Net interest income declined by $321 million primarily due to an $11 billion reduction in average FFELP Loans outstanding, higher cost of funds, which were partly due to refinancing debt into longer term liabilities, as well as the impact from the acceleration of $50 million of non-cash loan premium amortization in the second-quarter 2012 related to SDCL (see “FFELP Loans Segment” for further discussion). The decline in FFELP Loans outstanding was driven by normal loan amortization as well as loans that were consolidated under SDCL.

•

Provisions for loan losses decreased by $215 million primarily as a result of overall improvements in the credit quality and delinquency trends of the Private Education Loan portfolio. In second-quarter 2012, we increased our focus on encouraging our customers to enter repayment plans in lieu of additional forbearance usage to better help customers manage their overall payment obligations. This change was expected to, and resulted in, an increase in charge-offs in fourth-quarter 2012 which are expected to decline in 2013. See “Consumer Lending Segment — Private Education Loan Provision for Loan Losses and Charge-offs” for a further discussion of this change and impact.

•

We did not incur any losses on loans and investments in the current year. In 2011, we recorded $26 million of impairment on certain investments in aircraft leveraged leases and a $9 million mark-to-market loss related to classifying our entire $12 million portfolio of non-U.S. dollar-denominated student loans as held-for-sale.

•

Net losses on derivative and hedging activities decreased by $331 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Gains on debt repurchases increased $107 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•	Operating expenses decreased $104 million primarily due to the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

•	Net income from discontinued operations decreased $32 million due to the sale of our Purchased Paper — Non-Mortgage portfolio in 2011.

In addition, we repurchased 58.0 million shares and 19.1 million shares of our common stock during the years ended December 31, 2012 and 2011, respectively, as part of our common share repurchase program. Primarily as a result of these repurchases, our average outstanding diluted shares decreased by 40 million common shares.

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

The primary contributors to each component of net income for 2011 compared with 2010 are as follows:

•	Net interest income increased by $50 million primarily from incremental net interest income earned on $25 billion of securitized FFELP loans acquired on December 31, 2010.

•	Provisions for loan losses decreased by $124 million, as a result of overall improvements in credit quality and delinquency and charge-off trends.

•

Gains on loans and investments, net, declined $360 million as a result of a $321 million gain recognized in the fourth quarter of 2010 from the sale of FFELP Loans to ED as part of the ED’s Loan Purchase Commitment Program (the “Purchase Program”) which ended in 2010 (see also Note 6, “Borrowings”). Also, in 2011 we recorded $26 million of impairment on certain aircraft leases and a $9 million mark-to-market loss related to classifying our entire $12 million portfolio of non-U.S. dollar-denominated student loans as held-for-sale.

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

•

Goodwill and acquired intangible assets impairment and amortization expense declined $675 million compared with the prior year primarily due to the $660 million impairment recognized in the third quarter of 2010 in response to the passage of the HCERA, which resulted in the elimination of the FFELP and significantly reduced the future earnings for several of our reporting units.

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

“Core Earnings” — Definition and Limitations

We prepare financial statements in accordance with GAAP. However, we also evaluate our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings.” We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments. For additional information, see “Note 16 — Segment Reporting.”

“Core Earnings” are not a substitute for reported results under GAAP. We use “Core Earnings” to manage each business segment because “Core Earnings” reflect adjustments to GAAP financial results for two items, discussed below, that create significant volatility mostly due to timing factors generally beyond the control of management. Accordingly, we believe that “Core Earnings” provide management with a useful basis from which to better evaluate results from ongoing operations against the business plan or against results from prior periods. Consequently, we disclose this information as we believe it provides investors with additional information regarding the operational and performance indicators that are most closely assessed by management. The two items for which we adjust our “Core Earnings” presentations are (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness and (2) the accounting for goodwill and acquired intangible assets.

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

	Year Ended December 31, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,481	$—	$2,744	$—	$—	$5,225	$858	$(351)	$507	$5,732
Other loans	—	—	—	16	—	16	—	—	—	16
Cash and investments	7	10	11	3	(10)	21	—	—	—	21

Total interest income	2,488	10	2,755	19	(10)	5,262	858	(351)	507	5,769
Total interest expense	825	—	1,591	38	(10)	2,444	115	2 (4)	117	2,561

Net interest income (loss)	1,663	10	1,164	(19)	—	2,818	743	(353)	390	3,208
Less: provisions for loan losses	1,008	—	72	—	—	1,080	—	—	—	1,080

Net interest income (loss) after provisions for loan losses	655	10	1,092	(19)	—	1,738	743	(353)	390	2,128
Servicing revenue	46	910	90	—	(670)	376	—	—	—	376
Contingency revenue	—	356	—	—	—	356	—	—	—	356
Gains on debt repurchases	—	—	—	145	—	145	—	—	—	145
Other income (loss)	—	33	—	15	—	48	(743)	159 (5)	(584)	(536)

Total other income (loss)	46	1,299	90	160	(670)	925	(743)	159	(584)	341
Expenses:
Direct operating expenses	265	462	702	7	(670)	766	—	—	—	766
Overhead expenses	—	—	—	230	—	230	—	—	—	230

Operating expenses	265	462	702	237	(670)	996	—	—	—	996
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	28	28	28
Restructuring expenses	2	6	—	4	—	12	—	—	—	12

Total expenses	267	468	702	241	(670)	1,008	—	28	28	1,036

Income (loss) from continuing operations, before income tax expense (benefit)	434	841	480	(100)	—	1,655	—	(222)	(222)	1,433
Income tax expense (benefit)(3)	156	303	173	(36)	—	596	—	(99)	(99)	497

Net income (loss) from continuing operations	278	538	307	(64)	—	1,059	—	(123)	(123)	936
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	278	538	307	(63)	—	1,060	—	(123)	(123)	937
Less: net loss attributable to noncontrolling interest	—	(2)	—	—	—	(2)	—	—	—	(2)

Net income (loss) attributable to SLM Corporation	$278	$540	$307	$(63)	$—	$1,062	$—	$(123)	$(123)	$939

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$390	$—	$390
Total other loss	(584)	—	(584)
Goodwill and acquired intangible assets impairment and amortization	—	28	28

Total “Core Earnings” adjustments to GAAP	$(194)	$(28)	(222)

Income tax benefit			(99)

Net loss			$(123)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $42 million of “other derivative accounting adjustments.”

(5)	Represents the $115 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $42 million of “other derivative accounting adjustments.”

	Year Ended December 31, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$2,429	$—	$2,914	$—	$—	$5,343	$902	$(355)		$547	$5,890
Other loans	—	—	—	21	—	21	—	—		—	21
Cash and investments	9	11	5	5	(11)	19	—	—		—	19

Total interest income	2,438	11	2,919	26	(11)	5,383	902	(355)		547	5,930
Total interest expense	804	—	1,472	54	(11)	2,319	71	11	(4)	82	2,401

Net interest income	1,634	11	1,447	(28)	—	3,064	831	(366)		465	3,529
Less: provisions for loan losses	1,179	—	86	30	—	1,295	—	—		—	1,295

Net interest income after provisions for loan losses	455	11	1,361	(58)	—	1,769	831	(366)		465	2,234
Servicing revenue	64	970	85	1	(739)	381	—	—		—	381
Contingency revenue	—	333	—	—	—	333	—	—		—	333
Gains on debt repurchases	—	—	—	64	—	64	(26)	—		(26)	38
Other income (loss)	(9)	70	1	(9)	—	53	(805)	(174	)(5)	(979)	(926)

Total other income (loss)	55	1,373	86	56	(739)	831	(831)	(174)		(1,005)	(174)
Expenses:
Direct operating expenses	304	482	760	12	(739)	819	—	—		—	819
Overhead expenses	—	—	—	281	—	281	—	—		—	281

Operating expenses	304	482	760	293	(739)	1,100	—	—		—	1,100
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	24		24	24
Restructuring expenses	3	3	1	2	—	9	—	—		—	9

Total expenses	307	485	761	295	(739)	1,109	—	24		24	1,133

Income (loss) from continuing operations, before income tax expense (benefit)	203	899	686	(297)	—	1,491	—	(564)		(564)	927
Income tax expense (benefit)(3)	75	330	252	(109)	—	548	—	(220)		(220)	328

Net income (loss) from continuing operations	128	569	434	(188)	—	943	—	(344)		(344)	599
Income from discontinued operations, net of tax expense	—	—	—	33	—	33	—	—		—	33

Net income (loss)	128	569	434	(155)	—	976	—	(344)		(344)	632
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$128	$570	$434	$(155)	$—	$977	$—	$(344)		$(344)	$633

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$465	$—	$465
Total other loss	(1,005)	—	(1,005)
Goodwill and acquired intangible assets impairment and amortization	—	24	24

Total “Core Earnings” adjustments to GAAP	$(540)	$(24)	(564)

Income tax benefit			(220)

Net loss			$(344)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(32) million of “other derivative accounting adjustments.”

(5)	Represents the $(153) million of “unrealized losses on derivative and hedging activities, net” as well as the remaining portion of the $(32) million of “other derivative accounting adjustments.”

	Year Ended December 31, 2010
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,353	$—	$2,766	$—	$—	$5,119	$888	$(309)	$579	$5,698
Other loans	—	—	—	30	—	30	—	—	—	30
Cash and investments	14	17	9	3	(17)	26	—	—	—	26

Total interest income	2,367	17	2,775	33	(17)	5,175	888	(309)	579	5,754
Total interest expense	758	—	1,407	45	(17)	2,193	69	13 (4)	82	2,275

Net interest income	1,609	17	1,368	(12)	—	2,982	819	(322)	497	3,479
Less: provisions for loan losses	1,298	—	98	23	—	1,419	—	—	—	1,419

Net interest income after provisions for loan losses	311	17	1,270	(35)	—	1,563	819	(322)	497	2,060
Servicing revenue	72	912	68	1	(648)	405	—	—	—	405
Contingency revenue	—	330	—	—	—	330	—	—	—	330
Gains on debt repurchases	—	—	—	317	—	317	—	—	—	317
Other income (loss)	—	51	320	13	—	384	(819)	405 (5)	(414)	(30)

Total other income (loss)	72	1,293	388	331	(648)	1,436	(819)	405	(414)	1,022
Expenses:
Direct operating expenses	350	500	736	12	(648)	950	—	—	—	950
Overhead expenses	—	—	—	258	—	258	—	—	—	258

Operating expenses	350	500	736	270	(648)	1,208	—	—	—	1,208
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	699	699	699
Restructuring expenses	12	7	54	12	—	85	—	—	—	85

Total expenses	362	507	790	282	(648)	1,293	—	699	699	1,992

Income (loss) from continuing operations, before income tax expense (benefit)	21	803	868	14	—	1,706	—	(616)	(616)	1,090
Income tax expense (benefit)(3)	8	288	311	4	—	611	—	(118)	(118)	493

Net income (loss) from continuing operations	13	515	557	10	—	1,095	—	(498)	(498)	597
Loss from discontinued operations, net of tax benefit	—	—	—	(67)	—	(67)	—	—	—	(67)

Net income (loss)	$13	$515	$557	$(57)	$—	$1,028	$—	$(498)	$(498)	$530

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2010
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$497	$—	$497
Total other loss	(414)	—	(414)
Goodwill and acquired intangible assets impairment and amortization	—	699	699

Total “Core Earnings” adjustments to GAAP	$83	$(699)	(616)

Income tax benefit			(118)

Net loss			$(498)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(54) million of “other derivative accounting adjustments.”

(5)	Represents the $454 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(54) million of “other derivative accounting adjustments.”

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

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$(194)	$(540)	$83
Net impact of goodwill and acquired intangible assets	(28)	(24)	(699)
Net income tax effect	99	220	118

Total “Core Earnings” adjustments to GAAP	$(123)	$(344)	$(498)

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to LIBOR, Prime or Treasury bill index (for $128 billion of our FFELP assets as of April 1, 2012, we elected to change the index from commercial paper to LIBOR; see “FFELP Loans Segment — FFELP Loans Net Interest Margin” for further discussion). In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting on our net income.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(628)	$(959)	$(361)
Plus: Realized losses on derivative and hedging activities, net(1)	743	806	815

Unrealized gains (losses) on derivative and hedging activities, net(2)	115	(153)	454
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(351)	(355)	(309)
Other derivative accounting adjustments(3)	42	(32)	(62)

Total net impact derivative accounting(4)	$(194)	$(540)	$83

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Floor Income Contracts	$412	$(267)	$156
Basis swaps	(66)	104	341
Foreign currency hedges	(199)	(32)	(83)
Other	(32)	42	40

Total unrealized gains (losses) on derivative and hedging activities, net	$115	$(153)	$454

(3)

Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustment are reversed for “Core Earnings” and (2) certain terminated deriviatves that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses amortized into “Core Earnings” over the life of the hedged item.

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

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(858)	$(902)	$(888)
Net settlement income on interest rate swaps reclassified to net interest income	115	71	69
Foreign exchange derivative gains/(losses) reclassified to other income	—	—	—
Net realized gains (losses) on terminated derivative contracts reclassified to other income	—	25	4

Total reclassifications of realized losses on derivative and hedging activities	$(743)	$(806)	$(815)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of December 31, 2012, derivative accounting has reduced GAAP equity by approximately $1.1 billion as a result of cumulative net unrealized net losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized net losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Beginning impact of derivative accounting on GAAP equity	$(977)	$(676)	$(737)
Net impact of net unrealized gains/(losses) under derivative accounting(1)	(103)	(301)	61

Ending impact of derivative accounting on GAAP equity	$(1,080)	$(977)	$(676)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Total pre-tax net impact of derivative accounting recognized in net income(a)	$(194)	$(540)	$83
Tax impact of derivative accounting adjustment recognized in net income	82	208	(27)
Change in unrealized gains on derivatives, net of tax recognized in Other Comprehensive Income	9	31	5

Net impact of net unrealized gains (losses) under derivative accounting	$(103)	$(301)	$61

(a)	See “ ‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods and are presented net of tax. As of December 31, 2012, the remaining amortization term of the net floor premiums was approximately 3.5 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

	December 31,
(Dollars in millions)	2012	2011	2010
Unamortized net Floor premiums (net of tax)	$(551)	$(772)	$(363)

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
“Core Earnings” goodwill and acquired intangible asset adjustments(1):
Goodwill and intangible impairment of acquired intangible assets	$(9)	$—	$(660)
Amortization of acquired intangible assets	(19)	(24)	(39)

Total “Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(28)	$(24)	$(699)

(1)	Negative amounts are subtracted from “Core Earnings” to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
“Core Earnings” interest income:
Private Education Loans	$2,481	$2,429	$2,353	2%	3%
Cash and investments	7	9	14	(22)	(36)

Total “Core Earnings” interest income	2,488	2,438	2,367	2	3
Total “Core Earnings” interest expense	825	804	758	3	6

Net “Core Earnings” interest income	1,663	1,634	1,609	2	2
Less: provision for loan losses	1,008	1,179	1,298	(15)	(9)

Net “Core Earnings” interest income after provision for loan losses	655	455	311	44	46
Servicing revenue	46	64	72	(28)	(11)
Other income (loss)	—	(9)	—	(100)	(100)

Total income	46	55	72	(16)	(24)
Direct operating expenses	265	304	350	(13)	(13)
Restructuring expenses	2	3	12	(33)	(75)

Total expenses	267	307	362	(13)	(15)

Income before income tax expense	434	203	21	114	867
Income tax expense	156	75	8	108	838

“Core Earnings”	$278	$128	$13	117%	885%

“Core Earnings” were $278 million in 2012, compared with $128 million in 2011 and $13 million in 2010. This increase was primarily the result of lower provision for loan losses and operating expenses as well as an increase in net interest income.

2012 highlights compared with 2011 included:

•	Loan originations increased to $3.3 billion, up 22 percent from $2.7 billion.

•	The portfolio, net of loan loss allowance, totaled $36.9 billion at December 31, 2012, compared with $36.3 billion at December 31, 2011.

•	Net interest margin, before loan loss provision, improved to 4.13 percent, up from 4.09 percent.

•	Provision for Private Education Loan losses decreased to 1.0 billion from 1.2 billion.

•	Delinquencies of 90 days or more (as a percentage of loans in repayment) improved to 4.6 percent, compared with 4.9 percent.

•	Loans in forbearance decreased to 3.5 percent of loans in repayment and forbearance, down from 4.4 percent.

•	The annual charge-off rate (as a percentage of loans in repayment) improved to 3.37 percent, compared with 3.72 percent.

Consumer Lending Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provision for loan losses.

	Years Ended December 31,
	2012	2011	2010
“Core Earnings” basis Private Education Loan yield	6.36%	6.34%	6.15%
Discount amortization	.22	.23	.29

“Core Earnings” basis Private Education Loan net yield	6.58	6.57	6.44
“Core Earnings” basis Private Education Loan cost of funds	(2.04)	(1.99)	(1.79)

“Core Earnings” basis Private Education Loan spread	4.54	4.58	4.65
“Core Earnings” basis other asset spread impact	(.41)	(.49)	(.80)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.13%	4.09%	3.85%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.13%	4.09%	3.85%
Adjustment for GAAP accounting treatment(2)	(.10)	(.08)	.02

GAAP-basis Consumer Lending net interest margin(1)	4.03%	4.01%	3.87%

(1)	The average balances of our Consumer Lending “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Private Education Loans	$37,691	$36,955	$36,534
Other interest-earning assets	2,572	3,015	5,204

Total Consumer Lending “Core Earnings” basis interest-earning assets	$40,263	$39,970	$41,738

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

The change in the “Core Earnings” basis Consumer Lending net interest margin compared to prior-year periods is primarily due to spread impacts from changes in the average balances of our other interest-earning assets. These assets consist primarily of securitization trust restricted cash and cash held at Sallie Mae Bank (the “Bank”). Our other interest-earning asset portfolio yields a negative net interest margin and, as a result, when its relative weighting changes compared to the Private Education Loan portfolio, the overall net interest margin is impacted.

Private Education Loans Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loans provision for loan losses and charge-offs.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Private Education Loan provision for loan losses	$1,008	$1,179	$1,298
Private Education Loan charge-offs	$1,037	$1,072	$1,291

In establishing the allowance for Private Education Loan losses as of December 31, 2012, we considered several factors with respect to our Private Education Loan portfolio. In particular, as compared with the year-ago periods, we continue to see improving credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio. Total loans delinquent (as a percentage of loans in repayment) has decreased to 9.3 percent from 10.1 percent in the year-ago period. Loans greater than 90 days delinquent (as a percentage of loans in repayment) has decreased to 4.6 percent from 4.9 percent in the year-ago period. Loans in forbearance (as a percentage of loans in repayment and forbearance) decreased to 3.5 percent from 4.4 percent in the year-ago period. The charge-off rate declined from 3.7 percent in 2011 to 3.4 percent in 2012.

Apart from these overall improvements, Private Education Loans that have defaulted between 2008 and 2011 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. Our allowance for loan losses takes into account these potential recovery uncertainties.

The $171 million decline in the Private Education Loan provision for loan losses for the year ended December 31, 2012 compared with the prior year reflects the improving credit quality and performance trends discussed above.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see “Critical Accounting Policies and Estimates — Allowance for Loan Losses.”

Servicing Revenue and Other Income — Consumer Lending Segment

Servicing revenue for our Consumer Lending segment primarily includes late fees. For the years ended December 31, 2012, 2011 and 2010, servicing revenue for our Consumer Lending segment totaled $46 million, $64 million and $72 million, respectively. Included in other income for the year ended December 31, 2011 was a $9 million mark-to-market loss related to classifying our entire $12 million portfolio of non-U.S. dollar-denominated student loans as held-for-sale.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. For the years ended December 31, 2012, 2011 and 2010, operating expenses for our Consumer Lending segment totaled $265 million, $304 million and $350 million, respectively. The decrease in operating expenses over the past two years was primarily the result of our cost-cutting initiatives. Operating expenses, excluding restructuring-related asset impairments, were 70 basis points, 82 basis points and 96 basis points of average Private Education Loans in the years ended December 31, 2012, 2011, and 2010, respectively.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest income after provision	$10	$11	$17	(9)%	(35)%
Servicing revenue:
Intercompany loan servicing	670	739	648	(9)	14
Third-party loan servicing	98	82	77	20	6
Guarantor servicing	44	52	93	(15)	(44)
Other servicing	98	97	94	1	3

Total servicing revenue	910	970	912	(6)	6
Contingency revenue	356	333	330	7	1
Other Business Services revenue	33	70	51	(53)	37

Total other income	1,299	1,373	1,293	(5)	6
Direct operating expenses	462	482	500	(4)	(4)
Restructuring expenses	6	3	7	100	(57)

Total expenses	468	485	507	(4)	(4)

Income from continuing operations, before income tax expense	841	899	803	(6)	12
Income tax expense	303	330	288	(8)	15

“Core Earnings”	538	569	515	(5)	10
Less: net loss attributable to noncontrolling interest	(2)	(1)	—	100	(100)

“Core Earnings” attributable to SLM Corporation	$540	$570	$515	(5)%	11%

“Core Earnings” were $540 million for the year ended December 31, 2012, compared with $570 million and $515 million in 2011 and 2010, respectively. The decrease in 2012 was primarily due to a $25 million gain recognized in 2011 related to the termination and replacement of the credit card affiliation contract and the lower balance of FFELP Loans serviced. The increase in 2011 compared with 2010 was primarily the result of the acquisition of FFELP Loans from other lenders, including $25 billion acquired in the fourth quarter of 2010.

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $134 billion, $141 billion and $128 billion for the years ended December 31, 2012, 2011 and 2010, respectively. The decline in intercompany loan servicing revenue from the year-ago period is primarily the result of a lower outstanding principal balance in the underlying portfolio and the increase in 2011 compared with 2010 was due to the FFELP Loan acquisitions described above.

We are servicing approximately 4.3 million accounts under the ED Servicing Contract as of December 31, 2012, compared with 3.6 million accounts serviced at December 31, 2011. Third-party loan servicing fees in the years ended December 31, 2012, 2011 and 2010 included $84 million, $63 million and $44 million, respectively, of servicing revenue related to the ED Servicing Contract. The increase in the third-party loan servicing fees was driven by the increase in the number of accounts serviced as well as an increase in ancillary servicing fees earned.

Guarantor Servicing revenue declined compared with the year-ago periods primarily due to the declining balance of FFELP Loans outstanding for which we earn fees.

Other servicing revenue includes account asset servicing revenue and Campus Solutions revenue. Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services and administration services for our various 529 college-savings plans. Assets under administration in our 529 college-savings plans totaled $44.7 billion as of December 31, 2012, a 19 percent increase from 2011. Campus Solutions revenue is earned from our Campus Solutions business whose services include comprehensive transaction processing solutions and associated technology that we provide to college financial aid offices and students to streamline the financial aid process.

Our contingency revenue consists of fees we receive for the collections of delinquent debt on behalf of clients performed on a contingent basis. Contingency revenue increased $23 million compared with 2011 as a result of the higher volume of collections.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others. We expect the inventory of contingent collections receivables to decline over time as a result of the elimination of FFELP.

	December 31,
(Dollars in millions)	2012	2011	2010
Contingency:
Student loans	$13,511	$11,553	$10,362
Other	2,089	2,017	1,730

Total	$15,600	$13,570	$12,092

Other Business Services revenue is primarily transaction fees that are earned in conjunction with our rewards program from participating companies based on member purchase activity, either online or in stores, depending on the contractual arrangement with the participating company. In 2011, we terminated our credit card affiliation program with a third-party bank and concurrently entered into an affiliation program with a new bank. In terminating the old program, we recognized a $25 million gain which primarily represented prior cash advances we received that were previously recorded as deferred revenue.

Revenues related to services performed on FFELP Loans accounted for 76 percent, 76 percent and 78 percent of total segment revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Operating Expenses — Business Services Segment

For the years ended December 31, 2012, 2011 and 2010, operating expenses for the Business Services segment totaled $462 million, $482 million and $500 million, respectively. The decrease in operating expenses over the past two years was primarily the result of our cost-cutting initiatives.

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
“Core Earnings” interest income:
FFELP Loans	$2,744	$2,914	$2,766	(6)%	5%
Cash and investments	11	5	9	120	(44)

Total “Core Earnings” interest income	2,755	2,919	2,775	(6)	5
Total “Core Earnings” interest expense	1,591	1,472	1,407	8	5

Net “Core Earnings” interest income	1,164	1,447	1,368	(20)	6
Less: provision for loan losses	72	86	98	(16)	(12)

Net “Core Earnings” interest income after provision for loan losses	1,092	1,361	1,270	(20)	7

Servicing revenue	90	85	68	6	25
Other income	—	1	320	(100)	(100)

Total other income	90	86	388	5	(78)

Direct operating expenses	702	760	736	(8)	3
Restructuring expenses	—	1	54	(100)	(98)

Total expenses	702	761	790	(8)	(4)

Income from continuing operations, before income tax expense	480	686	868	(30)	(21)
Income tax expense	173	252	311	(31)	(19)

“Core Earnings”	$307	$434	$557	(29)%	(22)%

“Core Earnings” from the FFELP Loans segment were $307 million in 2012, compared with $434 million and $557 million in 2011 and 2010, respectively. The decrease in 2012 compared with 2011 is primarily due to the declining balance of FFELP Loans and lower net interest margin as a result of an increase in the cost of funds. The decrease in 2011 compared with 2010 is primarily due to the $321 million gain from the sale of loans in 2010 that did not occur in 2011, which was partially offset by an increase in net interest margin as a result of an increase in Floor Income due to lower interest rates. Key financial measures include:

•

Net interest margin of .84 percent in the year ended December 31, 2012 compared with .98 percent and .93 percent for the years ended December 31, 2011 and 2010, respectively. (See “FFELP Loans Net Interest Margin” for further discussion.)

•	The provision for loan losses continued to decline over the past two years as a result of improved credit performance.

FFELP Loans Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with reconciliation to the GAAP-basis FFELP Loans net interest margin.

	Years Ended December 31,
	2012	2011	2010
“Core Earnings” basis FFELP Loan yield	2.66%	2.59%	2.57%
Hedged Floor Income	.26	.25	.23
Unhedged Floor Income	.11	.12	.02
Consolidation Loan Rebate Fees	(.67)	(.65)	(.59)
Repayment Borrower Benefits	(.13)	(.12)	(.10)
Premium amortization	(.15)	(.15)	(.18)

“Core Earnings” basis FFELP Loan net yield	2.08	2.04	1.95
“Core Earnings” basis FFELP Loan cost of funds	(1.13)	(.98)	(.93)

“Core Earnings” basis FFELP Loan spread	.95	1.06	1.02
“Core Earnings” basis FFELP other asset spread impact	(.11)	(.08)	(.09)

“Core Earnings” basis FFELP Loans net interest margin(1)	.84%	.98%	.93%

“Core Earnings” basis FFELP Loans net interest margin(1)	.84%	.98%	.93%
Adjustment for GAAP accounting treatment(2)	.31	.34	.33

GAAP-basis FFELP Loans net interest margin	1.15%	1.32%	1.26%

(1)	The average balances of our FFELP “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
	2012	2011	2010
(Dollars in millions)
FFELP Loans	$132,124	$143,109	$142,043
Other interest-earning assets	6,619	5,194	5,562

Total FFELP “Core Earnings” basis interest-earning assets	$138,743	$148,303	$147,605

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

The decrease in the “Core Earnings” basis FFELP Loans net interest margin of 14 basis points for the year ended December 31, 2012 compared with the year-ago period was primarily the result of funding costs related to new unsecured and ABS debt issuances over the last year being higher than the funding costs of the debt that has matured or has been repurchased during that same period. In addition, there were increased spread impacts from increases in the average balance of our other interest-earning assets. These assets are primarily securitization trust restricted cash. Our other interest-earning asset portfolio yields a negative net interest margin and as a result, when its relative weighting increases, the overall net interest margin declines.

The increase in the “Core Earnings” basis FFELP Loans net interest margin of 5 basis points for 2011 compared with 2010 was primarily the result of an increase in Floor Income due to lower interest rates.

During the fourth-quarter 2011, the Administration announced SDCL. The initiative provided an incentive to borrowers who have at least one student loan owned by ED and at least one held by a FFELP lender to consolidate the FFELP lender’s loans into the Direct Loan Program by providing a 0.25 percentage point interest rate reduction on the FFELP Loans that are eligible for consolidation. The program was available from January 17, 2012 through June 30, 2012. As a result of the SDCL initiative, borrowers consolidated approximately $5.2 billion of our FFELP Loans to ED. The consolidation of these loans resulted in the acceleration of $42 million of non-cash loan premium amortization and $8 million of non-cash debt discount amortization during 2012. This combined $50 million acceleration of non-cash amortization related to this activity reduced the FFELP Loans net interest margin by 4 basis points for the year ended December 31, 2012.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments (“SAP”) are calculated for FFELP Loans first disbursed on or after January 1, 2000. We elected to use the one-month LIBOR rate rather than the CP rate commencing on April 1, 2012 in connection with our entire $128 billion of CP indexed loans. This change will help us to better match loan yields with our financing costs. This election did not materially affect our results for the year ended December 31, 2012.

On December 31, 2010, we acquired $26.1 billion of securitized federal student loans and related assets from the Student Loan Corporation (“SLC”), a subsidiary of Citibank, N.A., for approximately $1.1 billion.

As of December 31, 2012, our FFELP Loan portfolio totaled approximately $125.6 billion, comprised of $44.3 billion of FFELP Stafford and $81.3 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 4.9 years and 9.9 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2012 and 2011, based on interest rates as of those dates.

	December 31, 2012			December 31, 2011
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$108.6	$15.1	$123.7	$118.3	$17.7	$136.0
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(57.3)	(1.0)	(58.3)	(62.7)	(1.2)	(63.9)
Less: economically hedged Floor Income Contracts	(35.2)	—	(35.2)	(41.5)	—	(41.5)

Student loans eligible to earn Floor Income	$16.1	$14.1	$30.2	$14.1	$16.5	$30.6

Student loans earning Floor Income	$16.0	$2.0	$18.0	$14.1	$2.3	$16.4

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period January 1, 2013 to June 30, 2016. The hedges related to these loans do not qualify as effective hedges.

	Years Ended December 31,
(Dollars in billions)	2013	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$32.6	$28.3	$27.2	$10.4

FFELP Loans Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
FFELP Loan provision for loan losses	$72	$86	$98
FFELP Loan charge-offs	$92	$78	$87

Servicing Revenue and Other Income — FFELP Loans Segment

The following table summarizes the components of “Core Earnings” other income for our FFELP Loans segment.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Servicing revenue	$90	$85	$68
Gains on loans and investments, net	—	—	325
Other	—	1	(5)

Total other income, net	$90	$86	$388

Servicing revenue for our FFELP Loans segment primarily consists of customer late fees.

The gains on loans and investments in 2010 related primarily to the sale of $20.4 billion of FFELP Loans to ED as part of the ED Purchase Program.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged from the Business Services segment and included in those amounts was $670 million, $739 million and $648 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts exceed the actual cost of servicing the loans.

2012 versus 2011

The decrease in operating expenses from the prior year was primarily the result of the reduction in the average outstanding balance of our FFELP Loans portfolio. Operating expenses, excluding restructuring-related asset impairments, were 53 basis points of average FFELP Loans for the years ended December 31, 2012 and 2011, respectively.

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

The following table includes “Core Earnings” results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest loss after provision	$(19)	$(58)	$(35)	(67)%	66%
Gains on debt repurchases	145	64	317	127	(80)
Other	15	(8)	14	288	(157)

Total income	160	56	331	186	(83)

Direct operating expenses	7	13	12	(46)	8
Overhead expenses:
Corporate overhead	121	163	128	(26)	27
Unallocated information technology costs	109	117	130	(7)	(10)

Total overhead expenses	230	280	258	(18)	9

Total operating expenses	237	293	270	(19)	9
Restructuring expenses	4	2	12	100	(83)

Total expenses	241	295	282	(18)	5

Income (loss) from continuing operations, before income tax expense (benefit)	(100)	(297)	14	(66)	(2,221)
Income tax expense (benefit)	(36)	(109)	4	(67)	(2,825)

Net income (loss) from continuing operations	(64)	(188)	10	(66)	(1,980)
Income (loss) from discontinued operations, net of tax expense (benefit)	1	33	(67)	(97)	149

“Core Earnings” net loss	$(63)	$(155)	$(57)	(59)%	172%

Net Interest Income (Loss) after Provision for Loan Losses

Net interest income (loss) after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our mortgage and consumer loan portfolios. The improvement compared with the prior-year periods was primarily the result of our not recording any provision for loan losses related to our mortgage and consumer loan portfolios in 2012. Each quarter we perform an analysis regarding the adequacy of the loan loss allowance for these portfolios and we determined that no additional allowance for loan losses was required related to this $137 million portfolio.

Gains on Debt Repurchases

We repurchased $711 million, $894 million and $4.9 billion face amount of our ABS and senior unsecured notes in 2012, 2011 and 2010, respectively.

Other Income

The year ended December 31, 2011 includes $26 million of impairment on certain investments in aircraft leveraged leases. As of December 31, 2012, our total remaining investment in airline leases is $39 million.

Purchased Paper Business

Our Purchased Paper businesses are presented as discontinued operations for the current and prior periods (see “Consolidated Earnings Summary — GAAP-basis” for a further discussion). We sold our Purchased Paper — Non-Mortgage business, resulting in a $23 million after-tax gain, in 2011.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

2012 versus 2011

The decrease in overhead for the year ended December 31, 2012 compared with the year-ago period was primarily the result of the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

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

Financial Condition

This section provides additional information regarding the changes related to our loan portfolio assets and related liabilities as well as credit performance indicators related to our loan portfolio. Certain of these disclosures will show both GAAP-basis as well as “Core Earnings” basis disclosures. Because certain trusts were not consolidated prior to the adoption of the new consolidation accounting guidance on January 1, 2010, these trusts were treated as off-balance sheet for GAAP purposes but we considered them on-balance sheet for “Core Earnings” purposes. Subsequent to the adoption of the new consolidation accounting guidance on January 1, 2010, this difference no longer exists because all of our trusts are treated as on-balance sheet for GAAP purposes. Below and elsewhere in the document, “Core Earnings” basis disclosures include all historically (pre-January 1, 2010) off-balance sheet trusts as though they were on-balance sheet. We believe that providing “Core Earnings” basis disclosures is meaningful because when we evaluate the performance and risk characteristics of the Company we have always considered the effect of any off-balance sheet trusts as though they were on-balance sheet.

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2012		2011		2010
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$132,124	2.46%	$143,109	2.42%	$142,043	2.36%
Private Education Loans	37,691	6.58	36,955	6.57	36,534	6.44
Other loans	172	9.41	233	9.16	323	9.20
Cash and investments	10,331	.20	10,636	.18	12,729	.20

Total interest-earning assets	180,318	3.20%	190,933	3.11%	191,629	3.00%

Non-interest-earning assets	4,732		5,308		5,931

Total assets	$185,050		$196,241		$197,560

Average Liabilities and Equity
Short-term borrowings	$24,831	.88%	$31,413	.89%	$38,634	.86%
Long-term borrowings	151,397	1.55	156,151	1.36	150,768	1.29

Total interest-bearing liabilities	176,228	1.45%	187,564	1.28%	189,402	1.20%

Non-interest-bearing liabilities	3,837		3,679		3,280
Equity	4,985		4,998		4,878

Total liabilities and equity	$185,050		$196,241		$197,560

Net interest margin		1.78%		1.85%		1.82%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
2012 vs. 2011
Interest income	$(161)	$175	$(336)
Interest expense	160	312	(152)

Net interest income	$(321)	$(130)	$(191)

2011 vs. 2010
Interest income	$176	$197	$(21)
Interest expense	126	149	(23)

Net interest income	$50	$63	$(13)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$1,506	$—	$1,506	$2,194	$3,700
Grace, repayment and other(2)	42,189	80,640	122,829	36,360	159,189

Total, gross	43,695	80,640	124,335	38,554	162,889
Unamortized premium/(discount)	691	745	1,436	(796)	640
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(97)	(62)	(159)	(2,171)	(2,330)

Total student loan portfolio	$44,289	$81,323	$125,612	$36,934	$162,546

% of total FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$3,100	$—	$3,100	$2,263	$5,363
Grace, repayment and other(2)	46,618	86,925	133,543	35,830	169,373

Total, gross	49,718	86,925	136,643	38,093	174,736
Unamortized premium/(discount)	839	835	1,674	(873)	801
Receivable for partially charged-off loans	—	—	—	1,241	1,241
Allowance for loan losses	(117)	(70)	(187)	(2,171)	(2,358)

Total student loan portfolio	$50,440	$87,690	$138,130	$36,290	$174,420

% of total FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

	December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio	$56,252	$92,397	$148,649	$35,656	$184,305

	December 31, 2009
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total GAAP basis, net	$52,675	$68,379	$121,054	$22,753	$143,807
Total off-balance sheet, net	5,499	14,797	20,296	12,342	32,638

Total “Core Earnings” basis	$58,174	$83,176	$141,350	$35,095	$176,445

	December 31, 2008
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total GAAP basis, net	$52,476	$71,744	$124,220	$20,582	$144,802
Total off-balance sheet, net	7,143	15,531	22,674	12,917	35,591

Total “Core Earnings” basis	$59,619	$87,275	$146,894	$33,499	$180,393

Average Student Loan Balances (net of unamortized premium/discount)

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$47,629	$84,495	$132,124	$37,691	$169,815
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Year Ended December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$53,163	$89,946	$143,109	$36,955	$180,064
% of FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

	Year Ended December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total(1)	$61,034	$81,009	$142,043	$36,534	$178,577
% of FFELP	43%	57%	100%
% of total	34%	46%	80%	20%	100%

(1)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans were consolidated on-balance sheet.

Student Loan Activity

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$50,440	$87,690	$138,130	$36,290	$174,420
Acquisitions and originations	2,764	903	3,667	3,386	7,053
Capitalized interest and premium/discount amortization	1,373	1,443	2,816	1,029	3,845
Consolidations to third parties	(5,049)	(2,803)	(7,852)	(73)	(7,925)
Sales	(530)	—	(530)	—	(530)
Repayments and other	(4,709)	(5,910)	(10,619)	(3,698)	(14,317)

Ending balance	$44,289	$81,323	$125,612	$36,934	$162,546

	Year Ended December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$56,252	$92,397	$148,649	$35,656	$184,305
Acquisitions and originations	814	802	1,616	2,942	4,558
Capitalized interest and premium/discount amortization	1,506	1,535	3,041	1,269	4,310
Consolidations to third parties	(2,741)	(1,058)	(3,799)	(69)	(3,868)
Sales	(754)	—	(754)	—	(754)
Repayments and other	(4,637)	(5,986)	(10,623)	(3,508)	(14,131)

Ending balance	$50,440	$87,690	$138,130	$36,290	$174,420

	Year Ended December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$52,675	$68,379	$121,054	$22,753	$143,807
Consolidation of off-balance sheet loans(1)	5,500	14,797	20,297	12,341	32,638

Beginning balance — total portfolio	58,175	83,176	141,351	35,094	176,445
Acquisitions and originations	14,349	76	14,425	2,434	16,859
Capitalized interest and premium/discount amortization	1,324	1,357	2,681	1,462	4,143
Consolidations to third parties	(2,092)	(793)	(2,885)	(46)	(2,931)
Loan acquisition on December 31, 2010	11,237	13,652	24,889	—	24,889
Sales	(21,054)	(71)	(21,125)	—	(21,125)
Repayments and other	(5,687)	(5,000)	(10,687)	(3,288)	(13,975)

Ending balance	$56,252	$92,397	$148,649	$35,656	$184,305

(1)	On January 1, 2010, upon adoption of the new consolidation accounting guidance, all off-balance sheet loans are included in the GAAP-basis.

Student Loan Allowance for Loan Losses Activity

	GAAP Basis
	December 31, 2012			December 31, 2011			December 31, 2010
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
GAAP Basis:
Beginning balance	$187	$2,171	$2,358	$189	$2,022	$2,211	$161	$1,443	$1,604
Less:
Charge-offs(1)	(92)	(1,037)	(1,129)	(78)	(1,072)	(1,150)	(87)	(1,291)	(1,378)
Student loan sales	(8)	—	(8)	(10)	—	(10)	(8)	—	(8)
Plus:
Provision for loan losses	72	1,008	1,080	86	1,179	1,265	98	1,298	1,396
Reclassification of interest reserve(2)	—	29	29	—	42	42	—	48	48
Consolidation of securitization trusts(3)	—	—	—	—	—	—	25	524	549

Ending balance	$159	$2,171	$2,330	$187	$2,171	$2,358	$189	$2,022	$2,211

Off-Balance Sheet
	December 31, 2012			December 31, 2011			December 31, 2010
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Off-Balance Sheet:
Beginning balance	$—	$—	$—	$—	$—	$—	$25	$524	$549
Less:
Charge-offs(1)	—	—		—	—		—	—
Student loan sales	—	—	—	—	—	—	—	—	—
Plus:
Provision for loan losses	—	—	—	—	—	—	—	—	—
Reclassification of interest reserve(2)	—	—	—	—	—	—	—	—	—
Consolidation of securitization trusts(3)	—	—	—	—	—	—	(25)	(524)	(549)

Ending balance	$—	$—	$—	$—	$—	$—	$—	$—	$—

	“Core Earnings” Basis
	December 31, 2012			December 31, 2011			December 31, 2010
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
“Core Earnings” Basis:
Beginning balance	$187	$2,171	$2,358	$189	$2,022	$2,211	$186	$1,967	$2,153
Less:
Charge-offs(1)	(92)	(1,037)	(1,129)	(78)	(1,072)	(1,150)	(87)	(1,291)	(1,378)
Student loan sales	(8)	—	(8)	(10)	—	(10)	(8)	—	(8)
Plus:
Provision for loan losses	72	1,008	1,080	86	1,179	1,265	98	1,298	1,396
Reclassification of interest reserve(2)	—	29	29	—	42	42	—	48	48

Ending balance	$159	$2,171	$2,330	$187	$2,171	$2,358	$189	$2,022	$2,211

Percent of total	7%	93%	100%	8%	92%	100%	9%	91%	100%

Troubled debt restructuring(4)	$—	$7,294	$7,294	$—	$5,429	$5,429	$—	$439	$439

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans were consolidated on-balance sheet.

(4)	Represents the recorded investment of loans classified as troubled debt restructuring.

	GAAP Basis
	December 31, 2009			December 31, 2008
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
GAAP Basis:
Beginning balance	$138	$1,308	$1,446	$89	$1,004	$1,093
Less:
Charge-offs(1)	(79)	(876)	(955)	(58)	(320)	(378)
Student loan sales	(4)	—	(4)	1	—	1
Plus:
Provision for loan losses	106	967	1,073	106	586	692
Reclassification of interest reserve(2)	—	44	44	—	38	38

Ending balance	$161	$1,443	$1,604	$138	$1,308	$1,446

	Off-Balance Sheet
	December 31, 2009			December 31, 2008
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Off-Balance Sheet:
Beginning balance	$27	$505	$532	$29	$362	$391
Less:
Charge-offs(1)	(15)	(423)	(438)	(21)	(153)	(174)
Student loan sales	—	—	—	(2)	—	(2)
Plus:
Provision for loan losses	13	432	445	21	288	309
Reclassification of interest reserve(2)	—	10	10	—	8	8

Ending balance	$25	$524	$549	$27	$505	$532

	“Core Earnings” Basis
	December 31, 2009			December 31, 2008
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
“Core Earnings” Basis:
Balance at beginning of period	$165	$1,813	$1,978	$118	$1,366	$1,484
Less:
Charge-offs(1)	(94)	(1,299)	(1,393)	(79)	(473)	(552)
Student loan sales	(4)	—	(4)	(1)	—	(1)
Plus:
Provision for loan losses	119	1,399	1,518	127	874	1,001
Reclassification of interest reserve(2)	—	54	54	—	46	46

Total “Core Earnings” basis	$186	$1,967	$2,153	$165	$1,813	$1,978

Percent of total	9%	91%	100%	8%	92%	100%

Troubled debt restructuring(3)	$—	$223	$223	$—	$—	$—

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Represents the recorded investment of loans identified as troubled debt restructuring.

Private Education Loan Originations

The following table summarizes our Private Education Loan originations.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Smart Option — interest only(1)	$941	$881	$1,315
Smart Option — fixed pay(1)	1,005	1,118	594
Smart Option — deferred(1)	1,319	579	—
Other	80	159	398

Total Private Education Loan originations	$3,345	$2,737	$2,307

(1)

Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See “Consumer Lending Portfolio Performance — Private Education Loan Repayment Options” for further discussion.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	December 31,
	2012		2011		2010
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,904		$6,522		$8,340
Loans in forbearance(2)	1,136		1,386		1,340
Loans in repayment and percentage of each status:
Loans current	28,575	90.7%	27,122	89.9%	24,888	89.4%
Loans delinquent 31-60 days(3)	1,012	3.2	1,076	3.6	1,011	3.6
Loans delinquent 61-90 days(3)	481	1.5	520	1.6	471	1.7
Loans delinquent greater than 90 days(3)	1,446	4.6	1,467	4.9	1,482	5.3

Total Private Education Loans in repayment	31,514	100%	30,185	100%	27,852	100%

Total Private Education Loans, gross	38,554		38,093		37,532
Private Education Loan unamortized discount	(796)		(873)		(894)

Total Private Education Loans	37,758		37,220		36,638
Private Education Loan receivable for partially charged-off loans	1,347		1,241		1,040
Private Education Loan allowance for losses	(2,171)		(2,171)		(2,022)

Private Education Loans, net	$36,934		$36,290		$35,656

Percentage of Private Education Loans in repayment		81.7%		79.2%		74.2%

Delinquencies as a percentage of Private Education Loans in repayment		9.3%		10.1%		10.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.5%		4.4%		4.6%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		78.5%		72.4%		64.3%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Allowance at beginning of period	$2,171	$2,022	$1,443
Consolidation of securitization trusts(1)	—	—	524

Allowance at beginning of period — total portfolio	2,171	2,022	1,967
Provision for Private Education Loan losses	1,008	1,179	1,298
Charge-offs(2)	(1,037)	(1,072)	(1,291)
Reclassification of interest reserve(3)	29	42	48

Allowance at end of period	$2,171	$2,171	$2,022

Charge-offs as a percentage of average loans in repayment	3.37%	3.72%	5.04%
Charge-offs as a percentage of average loans in repayment and forbearance	3.24%	3.55%	4.79%
Allowance as a percentage of the ending total loans	5.44%	5.52%	5.24%
Allowance as a percentage of ending loans in repayment	6.89%	7.19%	7.26%
Average coverage of charge-offs	2.1	2.0	1.6
Ending total loans(4)	$39,901	$39,334	$38,572
Average loans in repayment	$30,750	$28,790	$25,596
Ending loans in repayment	$31,514	$30,185	$27,852

(1)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans were consolidated on-balance sheet.

(2)

Charge-offs are reported net of expected recoveries. The expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(3)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(4)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following tables provide the detail for our traditional and non-traditional “Core Earnings” basis Private Education Loans for the respective years ended.

	December 31, 2012			December 31, 2011			December 31, 2010
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$36,144	$3,757	$39,901	$35,233	$4,101	$39,334	$34,177	$4,395	$38,572
Ending loans in repayment	28,930	2,584	31,514	27,467	2,718	30,185	25,043	2,809	27,852
Private Education Loan allowance for loan losses	1,637	534	2,171	1,542	629	2,171	1,231	791	2,022
Charge-offs as a percentage of average loans in repayment	2.7%	10.9%	3.4%	2.8%	12.3%	3.7%	3.6%	16.8%	5.0%
Allowance as a percentage of ending total loans	4.5%	14.2%	5.4%	4.4%	15.3%	5.5%	3.6%	18.0%	5.2%
Allowance as a percentage of ending loans in repayment	5.7%	20.7%	6.9%	5.6%	23.1%	7.2%	4.9%	28.2%	7.3%
Average coverage of charge-offs	2.2	1.9	2.1	2.1	1.9	2.0	1.5	1.7	1.6
Delinquencies as a percentage of Private Education Loans in repayment	8.1%	23.4%	9.3%	8.6%	26.0%	10.1%	8.8%	27.4%	10.6%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.9%	12.6%	4.6%	4.0%	13.6%	4.9%	4.2%	15.0%	5.3%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.3%	5.1%	3.5%	4.2%	6.6%	4.4%	4.4%	6.1%	4.6%
Loans that entered repayment during the period(2)	$3,336	$194	$3,530	$4,886	$345	$5,231	$6,451	$553	$7,004
Percentage of Private Education Loans with a cosigner	68%	30%	65%	65%	29%	62%	63%	28%	59%
Average FICO at origination	728	624	720	726	624	717	725	623	715

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

	December 31, 2009			December 31, 2008
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$33,223	$4,747	$37,970	$31,101	$5,107	$36,208
Ending loans in repayment	21,453	2,913	24,366	17,715	2,997	20,712
Private Education Loan allowance for loan losses	1,056	911	1,967	859	954	1,813
Charge-offs as a percentage of average loans in repayment	3.6%	21.4%	6.0%	1.4%	11.1%	2.9%
Allowance as a percentage of ending total loans	3.2%	19.2%	5.2%	2.8%	18.7%	5.0%
Allowance as a percentage of ending loans in repayment	4.9%	31.3%	8.1%	4.8%	31.8%	8.8%
Average coverage of charge-offs	1.6	1.5	1.5	4.2	3.5	3.8
Delinquencies as a percentage of Private Education Loans in repayment	9.5%	31.4%	12.1%	7.1%	28.9%	10.2%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.6%	17.5%	6.1%	2.6%	12.7%	4.0%
Loans in forbearance as a percentage of loans in repayment and forbearance	5.3%	7.1%	5.5%	6.7%	9.0%	7.0%
Loans that entered repayment during the period(2)	$6,430	$851	$7,281	$6,181	$1,092	$7,273
Percentage of Private Education Loans with a cosigner	61%	28%	57%	59%	26%	55%
Average FICO at origination	725	623	713	723	622	710

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2011 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. Differences in actual future recoveries on these defaulted loans could affect our receivable for partially charged-off Private Education Loans. There was $198 million and $148 million in allowance for Private Education Loan losses at December 31, 2012 and 2011, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Consumer Lending Segment — Private Education Loans Provision for Loan Losses and Charge-Offs” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Receivable at beginning of period	$1,241	$1,040	$499
Expected future recoveries of current period defaults(1)	351	391	459
Recoveries(2)	(189)	(155)	(104)
Charge-offs(3)	(56)	(35)	(43)
Consolidation of securitization trusts(4)	—	—	229

Receivable at end of period	1,347	1,241	1,040
Allowance for estimated recovery shortfalls(5)	(198)	(148)	—

Net receivable at end of period	$1,149	$1,093	$1,040

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance loans were consolidated on-balance sheet.

(5)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.2 billion overall allowance for Private Education Loan losses as of December 31, 2012 and 2011.

Use of Forbearance as a Private Education Loan Collection Tool

Forbearance involves granting the customer a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of collection of the loan. Forbearance as a collection tool is used most effectively when applied based on a customer’s unique situation, including historical information and judgments. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

Forbearance may be granted to customers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current customers who are faced with a hardship and request forbearance time to provide temporary payment relief. In these circumstances, a customer’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of their granted forbearance period, the customer will enter repayment status as current and is expected to begin making their scheduled monthly payments on a go-forward basis.

Forbearance may also be granted to customers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the customer is returned to a current repayment status. In more limited instances, delinquent customers will also be granted additional forbearance time.

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The number of loans in a forbearance status as a percentage of loans in repayment and forbearance decreased to 3.5 percent in 2012 compared with 4.4 percent in 2011. As of December 31, 2012, 2.3 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of December 31, 2012 (customers made payments on approximately 34 percent of these loans as a prerequisite to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment — Portfolio data through December 31, 2012
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.7%	9.1%	5.6%
Current	50.5	59.0	66.7
Delinquent 31-60 days	3.1	2.0	.4
Delinquent 61-90 days	1.9	1.1	.2
Delinquent greater than 90 days	4.7	2.7	.3
Forbearance	4.1	3.1	—
Defaulted	20.0	11.4	7.2
Paid	6.0	11.6	19.6

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2012, loans in forbearance status as a percentage of loans in repayment and forbearance were 5.9 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.3 percent for loans that have been in active repayment status for more than 48 months. Approximately 70 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
December 31, 2012	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,904	$5,904
Loans in forbearance	602	195	149	83	107	—	1,136
Loans in repayment — current	5,591	5,366	5,405	4,403	7,810	—	28,575
Loans in repayment — delinquent 31-60 days	353	189	175	116	179	—	1,012
Loans in repayment — delinquent 61-90 days	185	95	81	49	71	—	481
Loans in repayment — delinquent greater than 90 days	640	292	227	129	158	—	1,446

Total	$7,371	$6,137	$6,037	$4,780	$8,325	$5,904	38,554

Unamortized discount							(796)
Receivable for partially charged-off loans							1,347
Allowance for loan losses							(2,171)

Total Private Education Loans, net							$36,934

Loans in forbearance as a percentage of loans in repayment and forbearance	8.2%	3.2%	2.5%	1.7%	1.3%	—%	3.5%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
December 31, 2011	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,522	$6,522
Loans in forbearance	920	194	126	66	80	—	1,386
Loans in repayment — current	6,866	6,014	5,110	3,486	5,646	—	27,122
Loans in repayment — delinquent 31-60 days	506	212	158	83	117	—	1,076
Loans in repayment — delinquent 61-90 days	245	100	78	41	56	—	520
Loans in repayment — delinquent greater than 90 days	709	317	205	102	134	—	1,467

Total	$9,246	$6,837	$5,677	$3,778	$6,033	$6,522	38,093

Unamortized discount							(873)
Receivable for partially charged-off loans							1,241
Allowance for loan losses							(2,171)

Total Private Education Loans, net							$36,290

Loans in forbearance as a percentage of loans in repayment and forbearance	10.0%	2.8%	2.2%	1.8%	1.3%	—%	4.4%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
December 31, 2010	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$8,340	$8,340
Loans in forbearance	980	167	92	47	54	—	1,340
Loans in repayment — current	8,342	5,855	4,037	2,679	3,975	—	24,888
Loans in repayment — delinquent 31-60 days	537	209	117	63	85	—	1,011
Loans in repayment — delinquent 61-90 days	258	92	55	27	39	—	471
Loans in repayment — delinquent greater than 90 days	815	336	156	75	100	—	1,482

Total	$10,932	$6,659	$4,457	$2,891	$4,253	$8,340	37,532

Unamortized discount							(894)
Receivable for partially charged-off loans							1,040
Allowance for loan losses							(2,022)

Total Private Education Loans, net							$35,656

Loans in forbearance as a percentage of loans in repayment and forbearance	9.0%	2.5%	2.1%	1.6%	1.3%	—%	4.6%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the customer has used forbearance as of the dates indicated. As detailed in the table below, there has been a continuing decline in the average months of forbearance used in our portfolio.

	December 31,
	2012		2011		2010
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months customer has used forbearance:
Up to 12 months	$883	78%	$887	64%	$958	71%
13 to 24 months	186	16	446	32	343	26
More than 24 months	67	6	53	4	39	3

Total	$1,136	100%	$1,386	100%	$1,340	100%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of December 31, 2012.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$24,261	$5,774	$1,479	$31,514
$ in total	$29,522	$7,493	$1,539	$38,554
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of December 31, 2012 and 2011, customers in repayment owing approximately $6.6 billion (21 percent of loans in repayment) and $7.2 billion (24 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 10 percent and 11 percent were non-traditional loans as of December 31, 2012 and 2011, respectively.

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

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater than 90 days Past Due	Allowance for Uncollectible Interest
2012	$904	$55	$67
2011	$1,018	$54	$72
2010	$1,271	$55	$94
2009	$1,165	$41	$96
2008	$1,135	$29	$106

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The tables below present our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	December 31,
	2012		2011		2010
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$17,702		$22,887		$28,214
Loans in forbearance(2)	15,902		19,575		22,028
Loans in repayment and percentage of each status:
Loans current	75,499	83.2%	77,093	81.9%	80,026	82.8%
Loans delinquent 31-60 days(3)	4,710	5.2	5,419	5.8	5,500	5.7
Loans delinquent 61-90 days(3)	2,788	3.1	3,438	3.7	3,178	3.3
Loans delinquent greater than 90 days(3)	7,734	8.5	8,231	8.6	7,992	8.2

Total FFELP Loans in repayment	90,731	100%	94,181	100%	96,696	100%

Total FFELP Loans, gross	124,335		136,643		146,938
FFELP Loan unamortized premium	1,436		1,674		1,900

Total FFELP Loans	125,771		138,317		148,838
FFELP Loan allowance for losses	(159)		(187)		(189)

FFELP Loans, net	$125,612		$138,130		$148,649

Percentage of FFELP Loans in repayment		73.0%		68.9%		65.8%

Delinquencies as a percentage of FFELP Loans in repayment		16.8%		18.1%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.9%		17.2%		18.6%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardship.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Allowance at beginning of period	$187	$189	$161
Consolidation of securitization trusts(1)	—	—	25

Allowance at beginning of period — total portfolio	187	189	186
Provision for FFELP Loan losses	72	86	98
Charge-offs	(92)	(78)	(87)
Student loan sales	(8)	(10)	(8)

Allowance at end of period	$159	$187	$189

Charge-offs as a percentage of average loans in repayment	.10%	.08%	.11%
Charge-offs as a percentage of average loans in repayment and forbearance	.08%	.07%	.09%
Allowance as a percentage of the ending total loans, gross	.13%	.14%	.13%
Allowance as a percentage of ending loans in repayment	.18%	.20%	.20%
Allowance coverage of charge-offs	1.7	2.4	2.2
Ending total loans, gross	$124,335	$136,643	$146,938
Average loans in repayment	$91,653	$94,359	$82,255
Ending loans in repayment	$90,731	$94,181	$96,696

(1)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance, all off-balance sheet loans were consolidated on-balance sheet.

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our Consumer Lending and FFELP Loans segments. Our Business Services and Other segments require minimal capital and funding.

We define liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the potential inability to fund Private Education Loan originations. Our three primary liquidity needs include our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress and to avoid any mismatch between the maturity of assets and liabilities, our ongoing ability to fund originations of Private Education Loans and servicing our indebtedness and bank deposits. To achieve these objectives we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt, the issuance of secured debt primarily through asset backed securitizations and/or other financing facilities and through deposits at the Bank.

We define liquidity as cash and high-quality liquid securities that we can use to meet our funding requirements. Our primary liquidity risk relates to our ability to fund new originations and raise replacement funding at a reasonable cost as our unsecured debt and bank deposits mature. In addition, we must continue to obtain funding at reasonable rates to meet our other business obligations and to continue to grow our business. Key risks associated with our liquidity relate to our ability to access the capital markets and bank deposits and access them at reasonable rates. This ability may be affected by our credit ratings, as well as the overall availability of funding sources in the marketplace. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter derivatives.

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

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $2.3 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the issuance of additional bank deposits and unsecured debt, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our FFELP ABCP Facilities and the facility with the Federal Home Loan Bank in Des Moines (the “FHLB-DM Facility”); and we may also issue term ABS.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term. We have $1.6 billion of cash at the Bank as of December 31, 2012 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations.

We will continue to opportunistically purchase FFELP Loan portfolios from others. Additionally, we still expect to redeem all remaining FFELP Loans we currently finance in the ED Conduit Program on or before the program’s anticipated January 19, 2014, maturity date (the “ED Maturity Date”). We plan to rely primarily on securitizing these loans to term through securitization trusts. However, existing FFELP ABCP and FHLB-DM Facility capacities, as well as additional capital markets funding sources may be needed to complete our objectives on a timely basis.

Since December 31, 2010, we have refinanced approximately $9.4 billion in principal amount of our FFELP Loans previously financed through the ED Conduit Program, most being funded to term through the use of securitization trusts. As of December 31, 2012, we have $9.5 billion in principal amount of FFELP Loans remaining in the ED Conduit Program. If we cannot obtain sufficient cost-effective funding to finance any or all of the FFELP Loans remaining in the ED Conduit Program on or before the ED Maturity Date, any remaining FFELP Loans still in the program must be put to ED at 97 percent of their principal balance which results in us forfeiting three percent of the principal amount of those loans. In addition, we will also no longer collect future servicing revenues or interest income on any loans put to ED.

Sources of Liquidity and Available Capacity

Ending Balances

	December 31,
(Dollars in millions)	2012	2011
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,376	$1,403
Sallie Mae Bank(1)	1,598	1,462

Total unrestricted cash and liquid investments	$3,974	$2,865

Unencumbered FFELP Loans	$1,656	$994

Average Balances

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,386	$2,474	$3,877
Sallie Mae Bank(1)	913	1,244	2,295

Total unrestricted cash and liquid investments	$3,299	$3,718	$6,172

Unencumbered FFELP Loans	$1,218	$1,399	$1,897

(1)	This cash will be used primarily to originate or acquire student loans at the Bank. See discussion below on restrictions on the Bank to pay dividends.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP ABCP Facility and FHLB-DM Facility will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of December 31, 2012 and 2011, the maximum additional capacity under these facilities was $11.8 billion and $11.3 billion, respectively. For the years ended December 31, 2012, 2011 and 2010, the average maximum additional capacity under these facilities was $11.3 billion, $11.4 billion and $12.9 billion, respectively.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans, net, comprised $12.1 billion of our unencumbered assets of which $10.4 billion and $1.7 billion related to Private Education Loans, net and FFELP Loans, net, respectively. At December 31, 2012, we had a total of $21.2 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. While applicable Utah and FDIC regulations differ in approach as to determinations of impairment of capital and surplus, neither method of determination has historically required the Bank to obtain consent to the payment of dividends. For the years ended December 31, 2012, 2011 and 2010, the Bank paid dividends of $420 million, $100 million and $400 million, respectively.

For further discussion of our various sources of liquidity, such as the ED Conduit Program, the Bank, our continued access to the ABS market, our asset-backed financing facilities, the lending agreement we entered into with the FHLB-DM and our issuance of unsecured debt, see “Note 6 — Borrowings.”

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

	December 31,
(Dollars in billions)	2012	2011
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$6.6	$7.4
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.6	5.5
Tangible unencumbered assets(1)	21.2	20.2
Unsecured debt	(26.7)	(24.1)
Mark-to-market on unsecured hedged debt(2)	(1.7)	(1.9)
Other liabilities, net	(1.4)	(2.3)

Total tangible equity	$4.6	$4.8

(1)	Excludes goodwill and acquired intangible assets.

(2)	At December 31, 2012 and 2011, there were $1.4 billion and $1.6 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

2012 Transactions

On January 13, 2012, the FFELP ABCP Facility was amended to increase the amount available to $7.5 billion, reflecting an increase of $2.5 billion over the previously scheduled facility reduction. In addition, the amendment extends the final maturity date by one year to January 9, 2015 and increases the amount available at future step-down dates.

In 2012, we issued $9.7 billion of FFELP ABS in eight separate transactions and $4.2 billion of Private Education Loan ABS in five separate transactions.

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

Shareholder Distributions

On January 26, 2012, we increased our quarterly dividend on our common stock to $0.125 per common share. We paid our quarterly dividend on March 16, 2012, June 15, 2012, September 12, 2012 and December 21,

2012. During 2012, we repurchased 58.0 million shares for an aggregate purchase price of $900 million. In 2011, we repurchased 19.1 million shares of common stock at an aggregate price of $300 million.

On February 5, 2013, we increased our quarterly dividend on our common stock from $0.125 per common share to $0.15 per common share. The next quarterly dividend will be paid on March 15, 2013 to shareholders of record at the close of business on March 1, 2013. The Board of Directors also authorized a $400 million share repurchase program for our outstanding common stock. The program does not have an expiration date.

2013 Sale of FFELP Securitization Trust Residual Interest

We sold the Residual Interest in a FFELP Consolidation Loan securitization trust to a third party in February 2013. We will continue to service the student loans in the trust under existing agreements. The sale will remove student loan assets of $3.8 billion and related liabilities of $3.7 billion from our balance sheet. A pre-tax gain of approximately $55 million from the transaction will be recognized in the first quarter of 2013.

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

The table below highlights exposure related to our derivative counterparties at December 31, 2012.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts
Exposure, net of collateral(1)	$79	$889
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	87%	37%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

(1)

Recent turmoil in the European markets has led to increased disclosure of exposure to those markets. Our securitization trusts had total net exposure of $764 million related to financial institutions located in France; of this amount, $555 million carries a guaranty from the French government. The total exposure relates to $6.4 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.6 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of December 31, 2012, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at December 31, 2012 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $94 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at December 31, 2012, 2011 and 2010, and average balances and average interest rates of our “Core Earnings” basis borrowings for the years ended December 31, 2012, 2011 and 2010. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 7).

Ending Balances

	December 31, 2012			December 31, 2011			December 31, 2010
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,319	$15,446	$17,765	$1,801	$15,199	$17,000	$4,361	$15,742	$20,103
Brokered deposits	979	3,088	4,067	1,733	1,956	3,689	1,387	3,160	4,547
Retail and other deposits	3,247	—	3,247	2,123	—	2,123	1,370	—	1,370
Other(1)	1,609	—	1,609	1,329	—	1,329	887	—	887

Total unsecured borrowings	8,154	18,534	26,688	6,986	17,155	24,141	8,005	18,902	26,907

Secured borrowings:
FFELP Loan securitizations	—	105,525	105,525	—	107,905	107,905	—	113,671	113,671
Private Education Loan securitizations	—	19,656	19,656	—	19,297	19,297	—	21,409	21,409
ED Conduit Program Facility	9,551	—	9,551	21,313	—	21,313	24,484	—	24,484
ED Participation Program Facility	—	—	—	—	—	—	—	—	—
FFELP ABCP Facility	—	4,154	4,154	—	4,445	4,445	—	5,853	5,853
Private Education Loan ABCP Facility	—	1,070	1,070	—	1,992	1,992	—	—	—
Acquisition financing(2)	—	673	673	—	916	916	—	1,064	1,064
FHLB-DM Facility	2,100	—	2,100	1,210	—	1,210	900	—	900

Total secured borrowings	11,651	131,078	142,729	22,523	134,555	157,078	25,384	141,997	167,381

Total “Core Earnings” basis	19,805	149,612	169,417	29,509	151,710	181,219	33,389	160,899	194,288
Hedge accounting adjustments	51	2,789	2,840	64	2,683	2,747	227	2,644	2,871

Total GAAP basis	$19,856	$152,401	$172,257	$29,573	$154,393	$183,966	$33,616	$163,543	$197,159

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured borrowings comprised 84 percent of our “Core Earnings” basis debt outstanding at December 31, 2012 versus 87 percent at December 31, 2011.

	Years Ended December 31,
	2012		2011		2010
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$18,183	2.98%	$19,562	2.34%	$24,480	1.70%
Brokered deposits	3,293	1.86	3,660	2.35	5,123	2.65
Retail and other deposits	2,460	.85	1,684	1.11	644	1.16
Other(1)	1,474	.21	1,187	.17	1,159	.19

Total unsecured borrowings	25,410	2.47	26,093	2.16	31,406	1.79

Secured borrowings:
FFELP Loan securitizations	106,493	1.08	110,474	.93	100,967	.87
Private Education Loan securitizations	19,322	2.10	20,976	2.17	21,367	2.13
ED Conduit Program Facility	16,118	.82	22,869	.75	15,096	.70
ED Participation Program Facility	—	—	—	—	13,537	.81
FFELP ABCP Facility	4,733	1.03	4,989	1.05	6,623	1.24
Private Education Loan ABCP Facility	1,880	1.77	272	2.08	—	—
Acquisition financing(2)	791	4.83	998	4.81	3	5.28
FHLB-DM Facility	1,481	.34	893	.25	403	.35

Total secured borrowings	150,818	1.20	161,471	1.09	157,996	1.03

Total	$176,228	1.39%	$187,564	1.24%	$189,402	1.16%

“Core Earnings” average balance and rate	$176,228	1.39%	$187,564	1.24%	$189,402	1.16%
Adjustment for GAAP accounting treatment	—	.06	—	.04	—	.04

GAAP-basis average balance and rate	$176,228	1.45%	$187,564	1.28%	$189,402	1.20%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Contractual Cash Obligations

The following table provides a summary of our contractual principal obligations associated with long-term notes at December 31, 2012. For further discussion of these obligations, see “Note 6 — Borrowings.”

(Dollars in millions)	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Long-term notes:
Senior unsecured debt	$—	$4,018	$4,100	$7,328	$15,446
Unsecured term bank deposits	—	2,446	642	—	3,088
Secured borrowings(1)	13,655	25,056	19,950	72,417	131,078

Total contractual cash obligations(2)	$13,655	$31,520	$24,692	$79,745	$149,612

(1)

Includes long-term beneficial interests of $125.2 billion of notes issued by consolidated VIEs in conjunction with our securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)

The aggregate principal amount of debt that matures in each period is $13.7 billion, $31.6 billion, $24.9 billion and $80.3 billion, respectively. Specifically excludes derivative market value adjustments of $2.8 billion for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting monthly and quarterly based on LIBOR.

Unrecognized tax benefits were $33 million and $40 million for the years ended December 31, 2012 and 2011, respectively. For additional information, see “Note 15 — Income Taxes.”

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

Allowance for Loan Losses

In determining the allowance for loan losses on our non-TDR portfolio, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we expect to recover over time related to the defaulted amount. Expected defaults less our expected recoveries equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is two years. Separately, for our TDR portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate (see “Allowance for Private Education Loan Losses” in “Note 2—Significant Accounting Policies”). The separate allowance estimates for our TDR and non-TDR portfolios are combined into our total allowance for Private Education Loan losses.

In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also take the economic environment into consideration when calculating the allowance for loan losses. We analyze key economic statistics and the effect we expect them to have on future defaults. Key economic statistics analyzed as part of the allowance for loan losses are unemployment rates and other asset type delinquency rates. More judgment has been required over the last several years, compared with years prior, in light of the recent downturn in the U.S. economy and high levels of unemployment and its effect on our customers’ ability to pay their obligations.

Our allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The estimate for the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider school type, credit score (FICO), existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on our determination of the adequacy of our allowance for loan losses. The type of school customers attend can have an impact on their job prospects after graduation and therefore affects their ability to make payments. Credit scores are an indicator of the credit worthiness of a customer and the higher the credit score the more likely it is the customer will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than an up-to-date loan. Additionally, loans in a deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectations regarding macroeconomic and collection procedure factors. Our model is based upon the most recent six months of actual collection experience, adjusted for seasonality, as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customers’ ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance, and collection performance, as well as expectations about economic factors.

Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for customers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered separately in our allowance for loan losses. The loss confirmation period is in alignment with our typical collection cycle and takes into account these periods of nonpayment.

On July 1, 2011, we adopted new guidance that clarified when a loan restructuring constitutes a TDR. In applying the new guidance we determined that certain Private Education Loans for which we grant forbearance of greater than three months should be classified as troubled debt restructurings. If a loan meets the criteria for troubled debt accounting then an allowance for loan losses is established which represents the present value of the losses that are expected to occur over the remaining life of the loan. This accounting results in a higher allowance for loan losses than our previously established allowance for these loans as our previous allowance for these loans represented an estimate of charge-offs expected to occur over the next two years (two years being our loss confirmation period). The new accounting guidance was effective as of July 1, 2011 but was required to be applied retrospectively to January 1, 2011. This resulted in $124 million of additional provision for loan losses in the third quarter of 2011 from approximately $3.8 billion of student loans being classified as troubled debt restructurings. This new accounting guidance is only applied to certain customers who use their fourth or greater month of forbearance during the time period this new guidance is effective. This new accounting guidance has the effect of accelerating the recognition of expected losses related to our Private Education Loan portfolio. The increase in the provision for losses as a result of this new accounting guidance does not reflect a decrease in credit expectations of the portfolio or an increase in the expected life-of-loan losses related to this portfolio. We believe forbearance is an accepted and effective collections and risk management tool for Private Education Loans. We plan to continue to use forbearance and as a result, we expect to have additional loans classified as troubled debt restructurings in the future (see “Note 4 — Allowance for Loan Losses” for a further discussion on the use of forbearance as a collection tool).

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

The allowance for FFELP Loan losses uses historical experience of customer default behavior and a two year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

Premium and Discount Amortization

The most judgmental estimate for premium and discount amortization on student loans is the Constant Prepayment Rate (“CPR”), which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. Loan consolidation, default, term extension and other prepayment factors affecting our CPR estimates are affected by changes in our business strategy, changes in our competitor’s business strategies, legislative changes, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates due to consolidation activity, defaults, payoffs and term extensions from the utilization of forbearance. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our amortization expense. As a result of the passage of HCERA, there is no longer the ability to consolidate under the FFELP. In addition, due to the current U.S. economic and credit environment, we, as well as many other industry competitors, have suspended our Private Education Loans consolidation program. As a result, we do not expect to consolidate FFELP Loans in the future and do not currently expect others to actively consolidate our FFELP loans. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time. See “Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment” of this Item 7, for discussion of the impact of a recent Special Direct Consolidation Loan Initiative in 2012. We expect that in the future both we and our competitors will begin to consolidate Private Education Loans. This is built into the CPR assumption we use for Private Education Loans. However, it is difficult to accurately project the timing and level at which this consolidation activity will begin and our assumption may need to be updated by a material amount in the future based on changes in the economy and marketplace. The level of defaults is a significant component of our FFELP Loan and Private Education Loan CPR. This component of the FFELP Loan and Private Education Loan CPR is estimated in the same manner as discussed in “Critical Accounting Policies and Estimates — Allowance for Loan Losses” of this Item 7 — the only difference is for premium and discount amortization purposes the estimate of defaults is a life-of-loan estimate whereas for allowance for loan losses it is a two-year estimate.

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.	Investments — Our investments primarily consist of overnight/weekly maturity instruments with high credit quality counterparties. However, we consider credit and liquidity risk involving specific instruments in determining their fair value and, when appropriate, have adjusted the fair value of these instruments for the effect of credit and liquidity risk. These assumptions have further been validated by the successful maturity of these investments in the period immediately following the end of the reporting period.

2.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $111 million as of December 31, 2012. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $107 million to take into account a significant reduction in liquidity as of December 31, 2012, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

3.	Student Loans — Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our student loans are disclosed in “Note 13 — Fair Value Measurements.” For both FFELP Loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, the amount funded by debt versus equity, and required return on equity. In addition, the Floor Income component of our FFELP Loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases, these are either infrequent or not observable. For FFELP Loans classified as held-for-sale and accounted for at the lower of cost or market, the fair value is based on the committed sales price of the various loan purchase programs established by ED.

For further information regarding the effect of our use of fair values on our results of operations, see “Note 13 — Fair Value Measurements.”

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model

If we have a variable interest in a Variable Interest Entity (“VIE”) and we have determined that we are the primary beneficiary of the VIE then we will consolidate the VIE. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment that has to be used as it relates to determining the primary beneficiary of the VIEs with which we are associated. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. However, based on our current relationship with our securitization trusts and other financing vehicles which are considered VIEs, we believe the assessment is more straightforward. As it relates to our securitized assets, we are the servicer of those securitized assets (which means we “have the power” to direct the activities of the trust) and we own the Residual Interest (which means we “have the loss and gain obligation that could potentially be significant to the VIE”) of the securitization trusts. As a result, we are the primary beneficiary of our securitization trusts and other financing vehicles. See “Note 2 — Significant Accounting Policies” for further details.

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

Risk Management

Our Approach

The products and services we provide, as well as the financial markets in which we participate, continue to undergo dramatic competitive, operational, technological and regulatory changes. Identifying, understanding, and effectively managing the risks inherent in our business is critical to our continued success. Risk oversight, management and assessment responsibilities are clearly assigned and documented, reviewed and coordinated at various levels of our organization. We maintain comprehensive risk management practices to identify, measure, monitor, evaluate, control, and report on our significant risks.

Risk Oversight

Our Board of Directors and its standing committees oversee our overall strategic direction, including setting our risk management philosophy, tolerance and parameters; and establishing procedures for assessing the risks our businesses face as well as the risk management practices our management team develop and utilize. We escalate to our Board any significant departures from established tolerances and parameters and review new and emerging risks with them.

In 2012 our Board and senior management took significant steps to further enhance, formalize and centralize our existing enterprise risk management activities. We expect these efforts to continue into 2013 and beyond and to further evolve as our Bank achieves “large bank” status under the Dodd-Frank Act. The steps taken in 2012 included:

•

The addition of a new, extended meeting of our Board focused exclusively on Sallie Mae’s strategic direction and priorities. This meeting will occur annually and in advance of management’s development and presentation of its business plan for the following fiscal year.

•

The development and, then, adoption in early 2013 of a formal Risk Appetite Framework which reinforces our commitment to an organized enterprise risk management program that identifies, measures, monitors, reports and escalates risks to our senior management and Board in line with developed and agreed risk profiles, tolerances and escalation mechanisms.

•

The initial development and testing of a strategy and stress testing tool designed to overlay our previously existing, well-developed financial, credit and operational models that can evolve to provide Sallie Mae and the Bank with the capability to more rapidly analyze key risks in light of actual or assumed changes in strategy, economic conditions, and asset, liability and portfolio performance.

•

Enhancement to our existing incentive compensation plan risk oversight policies and procedures which included the following: the creation of a new committee, the Corporate Incentive Compensation Plan Committee, to oversee our incentive compensation plans; enhancements to our incentive compensation plan governance policy, which among other items, require appropriate risk mitigation elements in our incentive compensation plans and annual review of the effectiveness of such plans; and increase in coverage of plans during our annual risk review.

Risk Management Philosophy

Our risk management philosophy is to do all we can to ensure all significant risks inherent in our business can be identified, measured, monitored, evaluated, controlled and reported. In furtherance of these goals, we seek to (i) maintain a comprehensive and uniform risk management framework; (ii) maintain accountability and ownership at the business segment level for risks to which they are exposed; (iii) provide appropriate reporting tools to management and the Board and its committees; and (iv) reinforce this philosophy to our employees.

Risk Management Roles and Responsibilities

Responsibility for risk management is held at several different levels of our organization, including our Board and its committees. Each business area within our organization is primarily responsible for managing its specific risks utilizing formalized processes and procedures developed in collaboration with our executive management team and internal risk management partners. Our compliance, credit, human resources, legal, information technology, finance and accounting, and information security groups, are responsible for providing our business segments with the training, systems and specialized expertise necessary to properly perform their risk management responsibilities.

Board of Directors. Our Board, directly and through its standing committees, is responsible for overseeing our overall strategic direction and risk management approach. The Board approves our annual business plan, periodically reviews our strategic approach and priorities and spends significant time considering our capital requirements and our dividend and share repurchase levels and activities. Standing committees of our Board include Executive, Audit, Compensation and Personnel, Nominations and Governance, Finance and Operations, Preferred Stock and Strategy Committees. Charters for each committee providing their specific responsibilities and areas of risk oversight are published at www.salliemae.com under “Investors-Corporate Governance.” Additional information regarding their activities and responsibilities will also be contained in the Corporate Governance section of our Proxy Statement to be filed on Schedule 14A relating to our Annual Meeting of Shareholders scheduled to be held on May 30, 2013 and is incorporated herein by reference.

Chief Executive Officer. Our Chief Executive Officer is ultimately responsible for ensuring proper oversight, management and reporting to Board regarding our risk management practices and the timely escalation of any significant issues. Our Chief Executive Officer is responsible for establishing our risk management culture and ensuring business areas operate within directed risk parameters and in accordance with our annual business plan.

Internal Risk Oversight Committees. We have a number of standing management committees dedicated to oversight of various risks relating to our business. In 2012, we formed the Corporate Incentive Compensation Plan Committee and in 2013 we will initiate an additional senior-executive level committee, the Enterprise Risk Committee. Both committees have broader risk oversight agendas and responsibilities. Below is a description of our key internal risk management committees.

Enterprise Risk Committee. As part of the adoption of our formal Risk Appetite Framework, we recently formed an Enterprise Risk Committee to more efficiently assist our Chief Executive Officer in the execution of his risk responsibilities. This committee is an executive management-level committee that will provide a forum for our senior management team to review and discuss our significant risks, receive periodic reports on adherence to agreed risk parameters and continue to supervise the evolution of our enterprise risk management program. Committee membership consists of our Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and General Counsel, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Marketing Officer, Executive Vice President — Administration, Chief Credit Officer, Chief Compliance Officer and the Chief Audit Officer (in a non-voting capacity). The predominance of committee members are direct reports to our Chief Executive Officer. The committee will meet at least six times per year in advance of each regularly scheduled Board meeting and more frequently as may needed to address particular issues.

Corporate Incentive Compensation Plan Committee. Our Corporate Incentive Compensation Plan Committee is comprised of a cross-functional team of senior officers from human resources, risk and legal who oversee our incentive compensation plans. The committee’s responsibilities include ensuring that our incentive compensation plans do not incent our employees to take inappropriate risks which could impact our financial position and controls, reputation and operations; reviewing the annual risk assessment of our incentive compensation plans conducted by our Chief Compliance Officer and Chief Credit Officer; and developing policies and procedures for the development and approval of new incentive compensation plans in line with our business goals and within acceptable risk parameters. The committee periodically reports to the Compensation and Personnel Committee of our Board on our controls and reviews of our incentive compensation plans. We expect the committee will also work in tandem with our newly formed Enterprise Risk Committee over the course of the year. Committee membership includes our Executive Vice President — Administration, Chief Compliance Officer, Chief Credit Officer, Deputy General Counsel responsible for human resources matters, and our Chief Audit Officer (in a non-voting capacity).

Disclosure Committee. Our Disclosure Committee reviews and approves content of periodic SEC reporting documents, earnings releases and related disclosure policies and procedures.

Loan Loss Reserve Committee. Our Loan Loss Reserve Committee oversees the sufficiency of our loan loss reserves and considers current or emerging issues affecting delinquency and default trends which may result in adjustments in our allowances for loan losses.

Critical Accounting Assumptions Committee. Our Critical Accounting Assumptions Committee oversees critical accounting assumptions, as well as key judgments and estimates, utilized in preparation of our financial statements.

Asset and Liability Committee. Our Asset and Liability Committee oversees our investment portfolio and strategy and our compliance with our investment policy.

Corporate Credit Committee. Our Corporate Credit Committee oversees the overall credit and portfolio management strategy, policy review and monitoring.

Corporate Compliance Committee. Our Corporate Compliance Committee oversees regulatory compliance risk management activities for Sallie Mae and its affiliates.

ICE Steering Committee. Our ICE Steering Committee oversees our Internal Controls Excellence (“ICE”) initiative and Sarbanes-Oxley compliance and sponsors periodic forums in which the top internal control deficiencies are discussed and analyzed to ensure the control deficiencies are identified, understood by all relevant affected parties, and have established resolution plans supported by adequate resources.

Customer Products and Services Assessment Committee. Our Customer Products and Services Assessment Committee considers matters relating to risks affecting us and our wholly- and majority-owned subsidiaries associated with new, expanded, or modified products or services and makes recommendations regarding proposed products or service offerings based on their inherent risks and controls.

Risk Assessment

Our Internal Audit Department monitors our various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of our Board. At least annually, the Internal Audit Department performs a risk assessment to identify our top risks used to develop their annual internal audit plan. The risk assessment focuses on those risks most relevant to us and our subsidiaries (including the Bank).

Risk Appetite Framework

Our risk appetite framework establishes the level of risk we are willing to accept within each risk category in pursuit of our business strategy. By having a uniform risk appetite framework, it creates linkages across our businesses to ensure business decisions, monitoring and reporting are made on a consistent basis. Management and our various corporate committees monitor approved limits and escalation triggers to ensure that our businesses are operating within the approved risk limits. Risk limits are monitored and reports are provided to various corporate committees and our Board and its committees, as appropriate. Through ongoing monitoring of risk exposures, management is able to identify potential risks and develop appropriate responses and mitigation strategies. Our Board has agreed our Risk Appetite Framework with management and directed management to continue its development and evolution with the Audit Committee of our Board.

Risk Categories

We evaluate our significant risks using the following categories: (1) credit; (2) market; (3) funding & liquidity; (4) compliance; (5) legal; (6) operational; (7) reputational/political; (8) governance; and (9) strategy.

Credit Risk. Credit risk is the risk to earnings or capital resulting from an obligor’s failure to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer or borrower performance.

We have credit or counterparty risk exposure with borrowers and cosigners with whom we have made Private Education Loans, the various counterparties with whom we have entered into derivative contracts and the various issuers with whom we make investments. Credit and counterparty risks are overseen by our Chief Credit Officer, his staff and the internal Credit Committee he chairs. Our Chief Credit Officer reports regularly to our Board and Finance and Operations and Audit Committees of our Board.

The credit risk related to Private Education Loans is managed within a credit risk infrastructure which includes (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio concentration and trends; (iii) assignment and management of credit authorities and responsibilities; and (iv) establishment of an allowance for loan losses that covers estimated losses based upon portfolio and economic analysis.

Credit risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and through our credit policies, which place limits on the amount of exposure we may take with any one counterparty and, in most cases, require collateral to secure the position. The credit and counterparty risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract.

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, credit spreads, commodity prices or volatilities. We are exposed to various types of market risk, in particular the risk of loss resulting in a mismatch between the maturity/duration of assets and liabilities, interest rate risk and other risks that arise through the management of our investment, debt and student loan portfolios. Market risk exposures are managed primarily through our internal Asset and Liability Committee. The responsibilities of this committee include: maintaining oversight and responsibility for all risks associated with managing our assets and liabilities, and recommending limits to be included in our risk appetite and investment structure. These activities are closely tied to those related to the management of our funding and liquidity risks. The Finance and Operations Committee of our Board periodically reviews and approves the investment and asset and liability management policies and contingency funding plan developed and administered by our internal Asset and Liability Committee. The Finance and Operations Committee of our Board as well as our Chief Financial Officer report to the full Board on matters of market risk management.

Funding & Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the inability to fund Private Education Loan originations. Our three primary liquidity needs include our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress and to avoid any mismatch between the maturity of assets and liabilities, our ongoing ability to fund originations of Private Education Loans and servicing our indebtedness and bank deposits. Key objectives associated with our funding liquidity needs relate to our ability to access the capital markets at reasonable rates and to continue to maintain retail deposits and funding sources through the Bank.

Our funding and liquidity risk management activities are centralized within our Corporate Finance department, which is responsible for planning and executing our funding activities and strategies. We analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding sources depending on current market conditions. Funding and liquidity risks are overseen and recommendations approved primarily through our internal Asset and Liability Committee. The Finance and Operations Committee of our Board is responsible for periodically reviewing and approving the funding and liquidity positions and contingency funding plan developed and administered by our internal Asset and Liability Committee. The Finance and Operations Committee of our Board also receives regular reports on our performance against funding and liquidity plans at each of its meetings.

Operational Risk. Operational risk is the risk to earnings resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk is pervasive in that it exists in all business lines, functional units, legal entities and geographic locations, and it includes information technology risk, physical security risk on tangible assets, as well as legal/compliance risk and reputational risk.

Our Board receives operations reports (which include operating metrics and performance against annual plan) from our Chief Executive Officer and Chief Operating Officer at each regularly scheduled meeting. Additionally, the Finance & Operations Committee of our Board receives business development updates regarding our various business initiatives that provide information and metrics about each key component of business operations. The Audit Committee of our Board receives periodic information security updates and reviews operational and systems-related matters to insure their implementation produces no significant internal control issues.

Operational risk exposures are managed through a combination of business line management and enterprise-wide oversight. Our Chief Operating Officer is responsible for all of our business operations (credit, servicing, collections and technology). Management committees, comprised of senior managers and subject matter experts, focus on particular aspects of operational risk. Enterprise-wide oversight is conducted by a number of our internal risk management committees. Most importantly, the Customer Products and Services Assessment Committee oversees the process, in connection with new, expanded or modified products or services it recommends for approval, for determining that significant risks are properly identified; confirming that adequate controls are in place to monitor risks to established, prudent limits; and monitors risk management activities, exposures, and issues.

Compliance, Legal and Governance Risk. Compliance risk is the current and prospective risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation that is manifested by claims made through the legal system and may arise from a product, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or a change in law or regulation. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including tone at the top and board performance. These risks are inherent in all of our businesses. Compliance, legal and governance risk are sub-sets of operational risk but are recognized as a separate and complementary risk category given their importance in our business. We can be exposed to these risks in key areas such as our private education lending, collections or loan servicing businesses if compliance with legal and regulatory requirements is not properly implemented, documented or tested, as well as when an oversight program does not include appropriate audit and control features.

The Audit Committee of our Board has oversight over the establishment of standards related to our monitoring and control of legal and compliance risks and the qualification of employees overseeing these risk management functions. The Audit Committee of our Board annually approves our Corporate Compliance Plan, has responsibility for considering significant breaches of our Code of Business Conduct and receives regular reports from executive management team members responsible for the regulatory and compliance risk management functions.

Primary ownership and responsibility for legal and compliance risk is placed with the business segments to manage their specific regulatory and compliance risks. Our Compliance group supports these activities by providing extensive training, monitoring and testing of the processes, policies and procedures utilized by our business segments, maintaining consumer lending regulatory and information security policies and procedures, and working in close coordination with our Legal group. Our Corporate Compliance Committee serves as a regular internal forum where key compliance issues and risks are discussed. At this committee, business, compliance and legal professionals review testing of existing regulatory compliance procedures and approve new or revised procedures.

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

Reputational/Political Risk. Reputational risk is the risk to shareholder value and growth from a negative perception, whether true or not, of an organization by its key stakeholders, the changing expectations of its stakeholders and/or weak internal coordination of business decisions. This could expose us to litigation, financial loss or other damage to our business or brand. Political risk addresses political changes that may affect the probability of achieving our business objectives.

Management proactively assesses and manages political and reputation risk. Our government relations team manages our review of and response to all formal inquiries from members of Congress, state legislators, and their staff, including providing targeted messaging that reinforces our public policy goals. We review and consider political and reputational risks on an integrated basis in connection with the risk management oversight activities conducted in the various aspects of our business on matters as diverse as the launch of new products and services, our credit underwriting activities and how we fund our operations. Our public relations, marketing and media teams constantly monitor print, electronic and social media to understand how we are perceived; actively provide assistance and support to our customers and other constituencies; and maintain and promote the value of our considerable corporate brand. Significant political and reputation risks are reported to and monitored by the Finance and Operations Committee of our Board. Our Legal, Government Relations and Compliance groups efforts are coordinated through our General Counsel and regularly meet and collaborate with our Media and Investor Relations teams to provide more coordinated monitoring and management of our political and reputational risks.

Strategy Risk. Strategic risk is the risk to shareholder value and growth trajectory from adverse business decisions and/or improper implementation of business strategies. Management must be able to develop and implement business strategies that leverage the organization’s core competencies, are structured appropriately and are achievable. The cornerstone of our annual strategy risk management program involves our Board’s approval of our annual strategic business plan and management’s recommendations for how to grow our business while focused on managing risks to acceptable parameters. Management and the Board and its various committees continuously review how we execute on our annual business plan.

Common Stock

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2012	2011	2010
Common stock repurchased(1)	58,038,239	19,054,115	—
Average purchase price per share(2)	$15.52	$15.77	$—
Shares repurchased related to employee stock-based compensation plans(3)	4,547,785	3,024,662	1,097,647
Average purchase price per share	$15.86	$15.71	$13.44
Common shares issued(4)	6,432,643	3,886,217	1,803,683

(1)    Common shares purchased under our share repurchase program, of which none remained available as of December 31, 2012.

(2)    Average purchase price per share includes purchase commission costs.

(3)    Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)    Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2012 was $17.13.

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2012, 453 million shares were issued and outstanding and 27 million shares were unissued but encumbered for outstanding stock options for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in Note 11, “Stock-Based Compensation Plans and Arrangements.”

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

Dividend and Share Repurchase Program

On January 26, 2012, we increased the quarterly dividend on our common stock to $.125 per share, up from $.10 per share in the prior quarter. We paid our quarterly dividend on March 16, 2012, June 15, 2012, September 21, 2012 and December 21, 2012. In 2012, we authorized the repurchase of up to $900 million of outstanding common stock in open market transactions. During 2012, we repurchased 58.0 million shares for an aggregate purchase price of $900 million. In 2011, we repurchased 19.1 million shares of common stock at an aggregate price of $300 million under our April 2011 share repurchase program that authorized up to $300 million of share repurchases.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2012 and 2011, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise in 2013.

	As of December 31, 2012 Impact on Annual Earnings If:			As of December 31, 2011 Impact on Annual Earnings If:
	Interest Rates:		Funding Indices	Interest Rates:		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(20)	$24	$(307)	$—	$45	$(419)
Unrealized gains (losses) on derivative and hedging activities	463	769	(3)	493	814	(16)

Increase in net income before taxes	$443	$793	$(310)	$493	$859	$(435)

Increase in diluted earnings per common share	$.92	$1.64	$(.64)	$.94	$1.64	$(.83)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At December 31, 2012
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$125,042	$(738)	(1)%	$(1,438)	(1)%
Private Education Loans	36,081	—	—	—	—
Other earning assets	9,994	—	—	(1)	—
Other assets	8,721	(560)	(6)	(1,187)	(14)%

Total assets gain/(loss)	$179,838	$(1,298)	(1)%	$(2,626)	(1)%

Liabilities
Interest-bearing liabilities	$166,071	$(829)	—%	$(2,298)	(1)%
Other liabilities	3,937	(422)	(11)	(274)	(7)

Total liabilities (gain)/loss	$170,008	$(1,251)	(1)%	$(2,572)	(2)%

	At December 31, 2011
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$134,196	$(665)	—%	$(1,335)	(1)%
Private Education Loans	33,968	—	—	—	—
Other earning assets	9,871	—	—	(1)	—
Other assets	8,943	(639)	(7)	(1,420)	(16)%

Total assets gain/(loss)	$186,978	$(1,304)	(1)%	$(2,756)	(1)%

Liabilities
Interest-bearing liabilities	$171,152	$(730)	—%	$(2,002)	(1)%
Other liabilities	4,128	(617)	(15)	(801)	(19)

Total liabilities (gain)/loss	$175,280	$(1,347)	(1)%	$(2,803)	(2)%

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

During the years ended December 31, 2012 and 2011, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase by 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in the December 31, 2012 analysis is the result of one-month LIBOR-indexed FFELP Loans (loans formerly indexed to commercial paper) being funded with three-month LIBOR and other non-discrete indexed liabilities. In the December 31, 2011 analysis, it is the result of LIBOR-based debt funding commercial paper-indexed assets. See “Asset and Liability Funding Gap” of this Item 7A for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2012. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$7.5	$—	$7.5
Prime	annual	.7	—	.7
Prime	quarterly	4.3	—	4.3
Prime	monthly	19.8	—	19.8
Prime	daily	—	1.4	(1.4)
PLUS Index	annual	.4	—	.4
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	107.1	(107.1)
1-month LIBOR	monthly	12.4	29.9	(17.5)
1-month LIBOR daily	daily	117.8	—	117.8
CMT/CPI Index	monthly/quarterly	—	1.5	(1.5)
Non-Discrete reset(3)	monthly	—	20.0	(20.0)
Non-Discrete reset(4)	daily/weekly	10.0	4.7	5.3
Fixed Rate(5)		8.4	16.7	(8.3)

Total		$181.3	$181.3	$—

(1)	FFELP Loans of $53.2 billion ($48.0 billion LIBOR index and $5.2 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program Facility and the FHLB-DM Facility.

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

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$7.5	$.8	$6.7
Prime	annual	.7	—	.7
Prime	quarterly	4.3	—	4.3
Prime	monthly	19.8	4.5	15.3
Prime	daily	—	1.4	(1.4)
PLUS Index	annual	.4	—	.4
3-month LIBOR	daily	—	6.0	(6.0)
3-month LIBOR	quarterly	—	84.9	(84.9)
1-month LIBOR	monthly	12.4	39.3	(26.9)
1-month LIBOR	daily	117.8	5.0	112.8
Non-Discrete reset(3)	monthly	—	20.0	(20.0)
Non-Discrete reset(4)	daily/weekly	10.0	4.7	5.3
Fixed Rate(5)		5.5	11.8	(6.3)

Total		$178.4	$178.4	$—

(1)	FFELP Loans of $18.0 billion ($16.3 billion LIBOR index and $1.7 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program Facility and the FHLB-DM Facility.

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

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2012.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	8.0
Other loans	7.1
Cash and investments	.1

Total earning assets	7.5

Borrowings
Short-term borrowings	.3
Long-term borrowings	6.8

Total borrowings	6.0

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Managements’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management also used an IT governance framework that is based on the COSO framework, Control Objectives for Information and related Technology, which was issued by the Information Systems Audit and Control Association and the IT Governance Institute. Based on our assessment and those criteria, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Proxy Statement to be filed on Schedule 14A relating to our Annual Meeting of Shareholders (the “2013 Proxy Statement”) scheduled to be held on May 30, 2013, including information appearing under “Proposal 1: Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the 2013 Proxy Statement, is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the 2013 Proxy Statement, including information appearing under “Executive Compensation” and “Director Compensation” in the 2013 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2013 Proxy Statement, including information appearing under “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2013 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2013 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2013 Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the 2013 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2013 Proxy Statement, is incorporated herein by reference.

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

4.  Appendices

Appendix A — Federal Family Education Loan Program

(b)  Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

3.2	Certificate of Designation of 7.25% Mandatory Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008).

3.3	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 21, 2011).

4.1	Indenture, dated as of October 1, 2000, between the Company and The Bank of New York Mellon, as successor to J.P. Morgan Chase Bank, National Association, formerly Chase Manhattan Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on October 5, 2000).

4.2	Fourth Supplemental Indenture, dated as of January 16, 2003, between the registrant and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on January 17, 2003).

4.3	Amended Fourth Supplemental Indenture, dated as of December 17, 2004, between the Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on December 17, 2004).

4.4	Second Amended Fourth Supplemental Indenture, dated as of July 22, 2008, between the Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on July 25, 2008).

4.5	Sixth Supplemental Indenture, dated as of October 15, 2008, between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on October 15, 2008).

4.6	Medium Term Note Master Note, Series A (incorporated by reference to Exhibit 4.1.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on November 7, 2001).

4.7	Medium Term Note Master Note, Series B (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on January 28, 2003).

10.1	Affiliate Collateral Pledge and Security Agreement between SLM Education Credit Finance Corporation, HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.2	Advances, Pledge and Security Agreement between HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.3	Asset Purchase Agreement between The Student Loan Corporation; Citibank, N.A.; Citibank (South Dakota) National Association; SLC Student Loan Receivables I, Inc., SLM Corporation, Bull Run 1 LLC, SLM Education Credit Finance Corporation and Sallie Mae, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010).

10.4†	Retainer Agreement between Anthony P. Terracciano and the Company, dated January 7, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.5†	Amendment to Retainer Agreement Anthony Terracciano and the Company, dated December 24, 2009 (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.6†	Second Amendment to Retainer Agreement between Anthony P. Terracciano and the Company, dated September 23, 2010 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.7†	Employment Agreement between John F. Remondi and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.8†	Employment Agreement between Joseph DePaulo and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.9†	Employment Agreement between Laurent C. Lutz and the Company (incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.10†*	Employment Agreement between Jonathan C. Clark and the Company, dated February 26, 2008.

10.11†	Confidential Agreement and Release of John (Jack) Hewes (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.12†	Form of SLM Corporation Executive Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.13†	Form of SLM Corporation Change in Control Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.14†	Form of Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.15†	Sallie Mae 401(k) Savings Plan (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.16†	Amendment Number One to the Sallie Mae 401(k) Savings Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.17†	Amendment Number Two to the Sallie Mae 401(k) Savings Plan (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.18†	Sallie Mae Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on March 2, 2009) (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.19†	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2009 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 2, 2009) (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.20†	SLM Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.21†	Sallie Mae Supplemental Cash Account Retirement Plan (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.22†	Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of February 15, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2011).

10.23†	SLM Holding Corporation Directors Stock Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 001-13251), as filed with the Securities and Exchange Commission on April 10, 1998).

10.24†	SLM Holding Corporation Management Incentive Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A (file no. 001-13251), as filed on April 10, 1998).

10.25†	Form of Stock Option Agreement, SLM Corporation Incentive Plan, ISO, Price-Vested with Replacements 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (file no. 001-13251) filed on November 9, 2004).

10.26†	Form of Stock Option Agreement, SLM Corporation Incentive Plan, Non-Qualified, Price-Vested Options-2004 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (file no. 001-13251) filed on November 9, 2004).

10.27†	Amended and Restated SLM Corporation Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.28†	Director’s Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.29†	Form of Stock Option Agreement SLM Corporation Incentive Plan Net-Settled, Price-Vested Options —1 year minimum — 2006 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K (file no. 001-13251) filed on March 9, 2006).

10.30	Form of SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.31†	Form of SLM Corporation Incentive Plan Performance Stock Term Sheet, “Core Earnings” Net Income Target-Sustained Performance, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.32†	SLM Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.33†	SLM Corporation 2009-2012 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.34†	Form of SLM Corporation Directors Equity Plan Non-Employee Director Restricted Stock Agreement 2009 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.35†	Form of SLM Corporation Directors Equity Plan Non-Employee Director Stock Option Agreement 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.36†	Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options — 2010 (incorporated by reference to Exhibit 10. 7 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.37†	Form of SLM Corporation 2009-2012 Incentive Plan Performance Stock Award Term Sheet, Time Vested — 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.38†	Amendment to Stock Option and Restricted/Performance Stock Terms (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.39†	Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options — 2011 (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.40†	Form of SLM Corporation 2009-2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet, Time Vested — 2011 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.41†	Form of SLM Corporation 2009-2012 Incentive Plan, Performance Stock Unit Term Sheet — 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.42†	Form of SLM Corporation 2009-2012 Incentive Plan, Bonus Restricted Stock Unit Term Sheet — 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.43†	Form of SLM Corporation 2009-2012 Incentive Plan, Stock Option Agreement, Net Settled Options — 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.44†	SLM Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders filed on April 13, 2012).

10.45†	Amended and Restated Sallie Mae Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders filed on April 13, 2012).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries.

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated December 6, 2011 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on December 6, 2011).

23.1*	Consent of KPMG LLP

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 26, 2013

SLM CORPORATION

By:	/S/ ALBERT L. LORD
Albert L. Lord Vice Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT L. LORD Albert L. Lord	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/S/ JONATHAN C. CLARK Jonathan C. Clark	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013

/S/ ANTHONY P. TERRACCIANO Anthony P. Terracciano	Chairman of the Board of Directors	February 26, 2013

/S/ ANN TORRE BATES Ann Torre Bates	Director	February 26, 2013

/S/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Director	February 26, 2013

/S/ DIANE SUITT GILLELAND Diane Suitt Gilleland	Director	February 26, 2013

/S/ EARL A. GOODE Earl A. Goode	Director	February 26, 2013

/S/ RONALD F. HUNT Ronald F. Hunt	Director	February 26, 2013

/S/ BARRY A. MUNITZ Barry A. Munitz	Director	February 26, 2013

/S/ HOWARD H. NEWMAN Howard H. Newman	Director	February 26, 2013

/S/ A. ALEXANDER PORTER, JR. A. Alexander Porter, Jr.	Director	February 26, 2013

/S/ FRANK C. PULEO Frank C. Puleo	Director	February 26, 2013

Signature	Title	Date

/S/ WOLFGANG SCHOELLKOPF Wolfgang Schoellkopf	Director	February 26, 2013

/S/ STEVEN L. SHAPIRO Steven L. Shapiro	Director	February 26, 2013

/S/ J. TERRY STRANGE J. Terry Strange	Director	February 26, 2013

/S/ BARRY L. WILLIAMS Barry L. Williams	Director	February 26, 2013

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SLM Corporation:

We have audited SLM Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP
McLean, Virginia
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SLM Corporation:

We have audited the accompanying consolidated balance sheet of SLM Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
KPMG LLP
McLean, Virginia
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SLM Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of two years in the period ended December 31, 2011 present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP McLean, VA February 27, 2012

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2012	December 31, 2011
Assets
FFELP Loans (net of allowance for losses of $159 and $187, respectively)	$125,612	$138,130
Private Education Loans (net of allowance for losses of $2,171 and $2,171 respectively)	36,934	36,290
Investments
Available-for-sale	72	70
Other	1,010	1,052

Total investments	1,082	1,122
Cash and cash equivalents	3,900	2,794
Restricted cash and investments	5,011	5,873
Goodwill and acquired intangible assets, net	448	478
Other assets	8,273	8,658

Total assets	$181,260	$193,345

Liabilities
Short-term borrowings	$19,856	$29,573
Long-term borrowings	152,401	154,393
Other liabilities	3,937	4,128

Total liabilities	176,194	188,094

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $.20 per share, 1.125 billion shares authorized: 536 million and 529 million shares issued, respectively	107	106
Additional paid-in capital	4,237	4,136
Accumulated other comprehensive loss (net of tax benefit of $3 and $8, respectively)	(6)	(14)
Retained earnings	1,451	770

Total SLM Corporation stockholders’ equity before treasury stock	6,354	5,563
Less: Common stock held in treasury at cost: 83 million and 20 million shares, respectively	(1,294)	(320)

Total SLM Corporation stockholders’ equity	5,060	5,243
Noncontrolling interest	6	8

Total equity	5,066	5,251

Total liabilities and equity	$181,260	$193,345

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2012	December 31, 2011
FFELP Loans	$121,059	$135,536
Private Education Loans	26,072	24,962
Restricted cash and investments	4,826	5,609
Other assets	2,312	2,638
Short-term borrowings	9,551	21,313
Long-term borrowings	131,518	134,533

Net assets of consolidated variable interest entities	$13,200	$12,899

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Interest income:
FFELP Loans	$3,251	$3,461	$3,345
Private Education Loans	2,481	2,429	2,353
Other loans	16	21	30
Cash and investments	21	19	26

Total interest income	5,769	5,930	5,754
Total interest expense	2,561	2,401	2,275

Net interest income	3,208	3,529	3,479
Less: provisions for loan losses	1,080	1,295	1,419

Net interest income after provisions for loan losses	2,128	2,234	2,060

Other income (loss):
Gains (losses) on loans and investments, net	—	(35)	325
Losses on derivative and hedging activities, net	(628)	(959)	(361)
Servicing revenue	376	381	405
Contingency revenue	356	333	330
Gains on debt repurchases	145	38	317
Other	92	68	6

Total other income (loss)	341	(174)	1,022

Expenses:
Salaries and benefits	491	521	561
Other operating expenses	505	579	647

Total operating expenses	996	1,100	1,208
Goodwill and acquired intangible assets impairment and amortization expense	28	24	699
Restructuring expenses	12	9	85

Total expenses	1,036	1,133	1,992

Income from continuing operations, before income tax expense	1,433	927	1,090
Income tax expense	497	328	493

Net income from continuing operations	936	599	597
Income (loss) from discontinued operations, net of tax expense (benefit)	1	33	(67)

Net income	937	632	530
Less: net loss attributable to noncontrolling interest	(2)	(1)	—

Net income attributable to SLM Corporation	939	633	530
Preferred stock dividends	20	18	72

Net income attributable to SLM Corporation common stock	$919	$615	$458

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.93	$1.13	$1.08
Discontinued operations	—	.06	(.14)

Total	$1.93	$1.19	$.94

Average common shares outstanding	476	517	487

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.90	$1.12	$1.08
Discontinued operations	—	.06	(.14)

Total	$1.90	$1.18	$.94

Average common and common equivalent shares outstanding	483	523	488

Dividends per common share attributable to SLM Corporation	$.50	$.30	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2012	2011	2010
Net income	$937	$632	$530
Other comprehensive income (loss):
Unrealized losses on derivatives:
Unrealized hedging losses on derivatives	(11)	(6)	(55)
Reclassification adjustments for derivative losses included in net income	25	55	63

Total unrealized losses on derivatives	14	49	8
Unrealized gains/(losses) on investments	(1)	2	2
Defined benefit pension plans adjustment	—	(3)	(16)
Income tax (expense) benefit	(5)	(17)	2

Other comprehensive income (loss), net of tax	8	31	(4)

Comprehensive income	945	663	526
Less: comprehensive loss attributable to noncontrolling interest	(2)	(1)	—

Total comprehensive income attributable to SLM Corporation	$947	$664	$526

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

		Issued	Treasury	Outstanding
Balance at December 31, 2009	8,110,370	552,219,576	(67,221,942)	484,997,634	$1,375	$111	$5,092	$(41)	$604	$(1,862)	$5,279	$—	$5,279
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	530	—	530	—	530
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(4)	—	—	(4)	—	(4)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	526	—	526
Cash dividends:
Preferred stock, series A ($3.49 per share)	—	—	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Preferred stock, series B ($1.05 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Preferred stock, series C ($72.50 per share)	—	—	—	—	—	—	—	—	(56)	—	(56)	—	(56)
Issuance of common shares	—	1,803,683	—	1,803,683	—	—	16	—	—	—	16	—	16
Conversion of preferred shares	(810,370)	41,240,215	—	41,240,215	(810)	8	802	—	—	—	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(9)	—	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	—	—	—	—	39	—	—	—	39	—	39
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	(753)	—	(753)	—	(753)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,097,647)	(1,097,647)	—	—	—	—	—	(14)	(14)	—	(14)

Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565	$119	$5,940	$(45)	$309	$(1,876)	$5,012	$—	$5,012

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

		Issued	Treasury	Outstanding
Balance at December 31, 2010	7,300,000	595,263,474	(68,319,589)	526,943,885	$565	$119	$5,940	$(45)	$309	$(1,876)	$5,012	$—	$5,012
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	633	—	633	(1)	632
Other comprehensive income, net of tax	—	—	—	—	—	—	—	31	—	—	31	—	31

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	664	(1)	663
Cash dividends:
Common stock ($.30 per share)	—	—	—	—	—	—	—	—	(154)	—	(154)	—	(154)
Preferred stock, series A ($3.49 per share)	—	—	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Preferred stock, series B ($1.59 per share)	—	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Issuance of common shares	—	3,886,217	—	3,886,217	—	1	40	—	—	—	41	—	41
Retirement of common stock in treasury	—	(70,074,369)	70,074,369	—	—	(14)	(1,890)	—	—	1,904	—	—	—
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(10)	—	—	—	(10)	—	(10)
Stock-based compensation expense	—	—	—	—	—	—	56	—	—	—	56	—	56
Common stock repurchased	—	—	(19,054,115)	(19,054,115)	—	—	—	—	—	(300)	(300)	—	(300)
Shares repurchased related to employee stock-based compensation plans	—	—	(3,024,662)	(3,024,662)	—	—	—	—	—	(48)	(48)	—	(48)
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	9	9

Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

		Issued	Treasury	Outstanding
Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	939	—	939	(2)	937
Other comprehensive income, net of tax	—	—	—	—	—	—	—	8	—	—	8	—	8

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	947	(2)	945
Cash dividends:
Common stock ($.50 per share)	—	—	—	—	—	—	—	—	(237)	—	(237)	—	(237)
Preferred stock, series A ($3.49 per share)	—	—	—	—	—	—	—	—	(11)	—	(11)	—	(11)
Preferred stock, series B ($2.22 per share)	—	—	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Restricted stock dividend	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	6,432,643	—	6,432,643	—	1	60	—	—	—	61	—	61
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(6)	—	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	—	—	—	—	47	—	—	—	47	—	47
Common stock repurchased	—	—	(58,038,239)	(58,038,239)	—	—	—	—	—	(900)	(900)	—	(900)
Shares repurchased related to employee stock-based compensation plans	—	—	(4,547,785)	(4,547,785)	—	—	—	—	—	(74)	(74)	—	(74)

Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income	$937	$632	$530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net of tax	(1)	(33)	67
(Gains) losses on loans and investments, net	—	35	(6)
(Gains) on debt repurchases	(145)	(38)	(317)
Goodwill and acquired intangible assets impairment and amortization expense	28	24	699
Stock-based compensation expense	47	56	40
Unrealized (gains) losses on derivative and hedging activities	(117)	145	(478)
Provisions for loan losses	1,080	1,295	1,419
Student loans originated for sale, net	—	—	(9,648)
Decrease (increase) in restricted cash — other	3	15	(2)
Decrease (increase) in accrued interest receivable	361	463	(4)
(Decrease) increase in accrued interest payable	(41)	75	(77)
Decrease in other assets	439	424	1,206
Increase (decrease) in other liabilities	45	(12)	(121)

Total adjustments	1,699	2,449	(7,222)

Total net cash provided by (used in) operating activities	2,636	3,081	(6,692)

Investing activities
Student loans acquired and originated	(6,663)	(3,888)	(4,611)
Reduction of student loans:
Installment payments, claims and other	17,198	12,290	9,812
Proceeds from sales of student loans	531	753	588
Other investing activities, net	41	(210)	(96)
Purchases of available-for-sale securities	(63)	(142)	(38,303)
Proceeds from sales and maturities of available-for-sale securities	71	193	39,465
Purchases of held-to-maturity and other securities	(245)	(277)	(142)
Proceeds from maturities of held-to-maturity securities and other securities	206	265	136
Decrease in restricted cash — variable interest entities	769	376	426

Cash provided by investing activities — continuing operations	11,845	9,360	7,275

Cash provided by investing activities — discontinued operations	—	114	139

Total net cash provided by investing activities	11,845	9,474	7,414

Financing activities
Borrowings collateralized by loans in trust — issued	13,727	4,553	5,917
Borrowings collateralized by loans in trust — repaid	(15,953)	(13,408)	(10,636)
Asset-backed commercial paper conduits, net	(323)	887	(2,060)
ED Participation Program, net	—	—	11,252
ED Conduit Program Facility, net	(12,187)	(3,172)	664
Other short-term borrowings issued	23	239	—
Other short-term borrowings repaid	(307)	(38)	(168)
Other long-term borrowings issued	4,713	2,354	1,464
Other long-term borrowings repaid	(3,307)	(6,498)	(9,955)
Other financing activities, net	272	698	(21)
Retail and other deposits, net	1,124	753	1,166
Common stock repurchased	(900)	(300)	—
Common stock dividends paid	(237)	(154)	—
Preferred stock dividends paid	(20)	(18)	(72)

Net cash (used in) financing activities	(13,375)	(14,104)	(2,449)

Net increase (decrease) in cash and cash equivalents	1,106	(1,549)	(1,727)
Cash and cash equivalents at beginning of year	2,794	4,343	6,070

Cash and cash equivalents at end of year	$3,900	$2,794	$4,343

Cash disbursements made (refunds received) for:
Interest	$2,527	$2,413	$2,372

Income taxes paid	$569	$559	$200

Income taxes received	$(12)	$(37)	$(628)

Noncash activity:
Investing activity — Student loans and other assets acquired	$402	$783	$25,638

Operating activity — Other assets acquired and other liabilities assumed, net	$23	$19	$376

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$425	$802	$26,014

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

Our primary business is to originate, service and collect loans we make to students and their families to finance the cost of their education. Since July 2010 we have originated only Private Education Loans. We use “Private Education Loans” to mean education loans to students or their families that are non-federal loans and loans not insured or guaranteed under the previously existing Federal Family Education loan Program (“FFELP”). The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by Sallie Mae Bank, a Utah industrial bank subsidiary (the “Bank”), regulated by the Utah Department of Financial Institutions (“UDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). We also provide servicing, loan default aversion and defaulted loan collection services for loans owned by other institutions, including the U.S. Department of Education (“ED”), as well as processing capabilities to educational institutions and 529 college savings plan programs. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

In addition, we are the largest holder, servicer and collector of loans made under the previously existing FFELP. The majority of our income continues to be derived, directly or indirectly, from our portfolio of FFELP Loans and servicing we provide for FFELP Loans. On July 1, 2010, the Health Care and Education Reconciliation Act of 2010 (“HCERA”), eliminated FFELP Loan originations, a major source of our income. All federal loans to students are now made through the Direct Student Loan Program (“DSLP”). The terms and conditions of existing FFELP Loans were not affected by this legislation. Our FFELP Loan portfolio will amortize over approximately 20 years. The fee income we earn from providing servicing and contingent collections services on such loans will similarly decline over time.

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

We consolidate any VIEs where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. As it relates to our securitized assets as of December 31, 2012, we are the servicer of the securitized assets and own the Residual Interest of the securitization trusts. As a result, we are the primary beneficiary of our securitization trusts and consolidate those trusts.

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

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair value is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities), relying first on observable data from active markets. Depending on current market conditions, additional adjustments to fair value may be based on factors such as liquidity, credit, and bid/offer spreads. Transaction costs are not included in the determination of fair value. When possible, we seek to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

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

Loans

Loans, consisting primarily of federally insured student loans and Private Education Loans, that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as further discussed below. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans we have not classified as held-for-investment are classified as held-for-sale, and carried at the lower of cost or fair value. Loans are classified as held-for-sale when we have the intent and ability to sell such loans. Loans which are held-for-sale do not have the associated premium, discount, and capitalized origination costs and fees amortized into interest income. In addition, once a loan is classified as held-for-sale, there is no further adjustment to the loan’s allowance for loan losses that existed immediately prior to the reclassification to held-for-sale.

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

All of our student loans, except for those which were sold under ED’s Purchase Program, as defined and discussed in Note 6, “Borrowings,” are initially categorized as held-for-investment until there is certainty as to each specific loan’s ultimate financing because we do not securitize all loans and currently all of our securitizations do not qualify for sale treatment. It is only when we have selected the loans to securitize and that securitization transaction qualifies as a sale do we transfer the loans into the held-for-sale classification and carry them at the lower of cost or fair value. If we anticipate recognizing a gain related to the impending securitization, then the fair value of the loans is higher than their respective cost basis and no valuation allowance is recorded.

Student Loan Income

For loans classified as held-for-investment, we recognize student loan interest income as earned, adjusted for the amortization of premiums and capitalized direct origination costs, accretion of discounts, and Repayment Borrower Benefits. These adjustments result in income being recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions, and to estimates related to Repayment Borrower Benefits. The estimate of the prepayment speed includes the effect of consolidations, voluntary prepayments and student loan defaults, all of which shorten the life-of-loan. Prepayment speed estimates also consider the utilization of deferment, forbearance and extended repayment plans which lengthen the life-of-loan. For Repayment Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of customers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. We regularly evaluate the assumptions used to estimate the prepayment speeds and the qualification rates used for Repayment Borrower Benefits. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. We also pay an annual 105 basis point Consolidation Loan Rebate Fee on FFELP Consolidation Loans which is netted against student loan interest income. Additionally, interest earned on student loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. We do not amortize any premiums, discounts or other adjustments to the basis of student loans when they are classified as held-for-sale.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Allowance for Loan Losses

We consider a loan to be impaired when, based on current information, a loss has been incurred and it is probable that we will not receive all contractual amounts due. When making our assessment as to whether a loan is impaired, we also take into account more than insignificant delays in payment. We generally evaluate impaired loans on an aggregate basis by grouping similar loans. Impaired loans also include those loans which are individually assessed and measured for impairment at a loan level, such as in a troubled debt restructuring (“TDR”). We maintain an allowance for loan losses at an amount sufficient to absorb losses incurred in our portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio.

In determining the allowance for loan losses on our non-TDR portfolio, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we expect to recover over time related to the defaulted amount. Expected defaults less our expected recoveries equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is two years. Separately, for our TDR portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate (see “Allowance for Private Education Loan Losses” to this Note 2). The separate allowance estimates for our TDR and non-TDR portfolios, are combined into our total Allowance for Private Education Loan losses.

In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We also take the economic environment into consideration when calculating the allowance for loan losses. We analyze key economic statistics and the effect we expect it to have on future defaults. Key economic statistics analyzed as part of the allowance for loan losses are unemployment rates and other asset type delinquency rates. More judgment has been required over the last several years, compared with years prior, in light of the recent downturn in the U.S. economy and high levels of unemployment and its effect on our customer’s ability to pay their obligations.

Our allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The estimate for the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

Below we describe in further detail our policies and procedures for the allowance for loan losses as they relate to our Private Education Loan and FFELP Loan portfolios.

Allowance for Private Education Loan Losses

We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider school type, credit score (FICO), existence of a cosigner, loan status and loan seasoning as the key credit

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

quality indicators because they have the most significant effect on our determination of the adequacy of our allowance for loan losses. The type of school customers attend can have an impact on their job prospects after graduation and therefore affects their ability to make payments. Credit scores are an indicator of the creditworthiness of a customer and generally the higher the credit score the more likely it is the customer will be able to make all of their contractual payments. Loan status affects the credit risk because generally a past due loan is more likely to result in a credit loss than an up-to-date loan. Additionally, loans in a deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectation regarding macroeconomic and collection procedure factors. Our model is based upon the most recent six months of actual collection experience, seasonally adjusted, as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customer’s ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance, and collection performance, as well as expectations about economic factors.

Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for customers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered separately in our allowance for loan losses. The loss confirmation period is in alignment with our typical collection cycle and takes into account these periods of nonpayment.

On July 1, 2011, we adopted new guidance that clarified when a loan restructuring constitutes a TDR. In applying the new guidance we determined that certain Private Education Loans for which we grant forbearance of greater than three months should be classified as TDRs. If a loan meets the criteria for troubled debt accounting then an allowance for loan losses is established which represents the present value of the losses that are expected to occur over the remaining life of the loan. This accounting results in a higher allowance for loan losses than our previously established allowance for these loans as our previous allowance for these loans represented an estimate of charge-offs expected to occur over the next two years (two years being our loss confirmation period). The new accounting guidance was effective as of July 1, 2011 but was required to be applied retrospectively to January 1, 2011. This resulted in $124 million of additional provision for loan losses in the third quarter of 2011 from approximately $3.8 billion of student loans being classified as TDRs. This new accounting guidance is only applied to certain customers who use their fourth or greater month of forbearance since the time period this new guidance is effective. This new accounting guidance has the effect of accelerating

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

the recognition of expected losses related to our Private Education Loan portfolio. The increase in the provision for losses as a result of this new accounting guidance does not reflect a decrease in credit expectations of the portfolio or an increase in the expected life-of-loan losses related to this portfolio. We believe forbearance is an accepted and effective collections and risk management tool for Private Education Loans. We plan to continue to use forbearance and as a result, we expect to have additional loans classified as TDRs in the future (see “Note 4 – Allowance for Loan Losses” for a further discussion on the use of forbearance as a collection tool).

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Certain Private Education Loans do not require customers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are generally low while the customer is in school. At December 31, 2012, 15 percent of the principal balance in the higher education Private Education Loan portfolio was related to customers who are in an in-school/grace/deferment status and not required to make payments. As this population of customers leaves school, they will be required to begin payments on their loans, and the allowance for loan losses may change accordingly.

We consider a loan to be delinquent 31 days after the last payment was contractually due. We use a model to estimate the amount of uncollectible accrued interest on Private Education Loans and reserve for that amount against current period interest income.

In general, Private Education Loan principal is charged off against the allowance when at the end of the month the loan exceeds 212 days past due. The charged-off amount equals the estimated loss of the defaulted loan balance. Actual recoveries, as they are received, are applied against the remaining loan balance that was not charged off. If periodic recoveries are less than originally expected, the difference results in immediate additional provision expense and charge-off of such amount.

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

Similar to the allowance for Private Education Loan losses, the allowance for FFELP Loan losses uses historical experience of customer default behavior and a two-year loss confirmation period to estimate the credit losses incurred in the loan portfolio at the reporting date. We apply the default rate projections, net of applicable Risk Sharing, to each category for the current period to perform our quantitative calculation. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

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

In connection with our tuition payment plan product, we receive payments from customers that in turn are owed to schools. This cash, a majority of which has been deposited at the Bank, our Utah industrial bank subsidiary, is held in escrow for the beneficial owners. In addition, the cash rebates that Upromise members earn from qualifying purchases from Upromise’s participating companies are held in trust for the benefit of the members. This cash is held pursuant to a trust document until distributed in accordance with the Upromise member’s request and/or the terms of the Upromise service agreement. Upromise, which acts as the trustee for the trust, has deposited a majority of the cash with the Bank pursuant to a money market deposit account agreement between the Bank and Upromise as trustee of the trust. Subject to capital requirements and other laws, regulations and restrictions applicable to Utah industrial banks, the cash that is deposited with the Bank in connection with the tuition payment plan and the Upromise rebates described above is not restricted and, accordingly, is not included in restricted cash and investments in our consolidated financial statements, as there is no restriction surrounding our use of the funds.

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

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. Our interest expense may also be adjusted for net payments/receipts related to interest rate and foreign currency swap agreements and interest rate futures contracts that qualify and are designated as hedges. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as hedges. Amortization of debt issuance costs, premiums, discounts and terminated hedge-basis adjustments are recognized using the effective interest rate method.

In addition, three Private Education Loan securitizations issued in 2009 were callable at 93 or 94 percent of the outstanding principal (depending on the terms of the note). Two of these bonds have already been called and we have concluded that it is probable we will call the remaining bond at the call date at the designated discount. Probability is based on our assessment that this bond will be refinanced at the call date at or lower than a breakeven cost of funds based on the call discount. As a result, we are accreting this call discount as a reduction to interest expense through the first call date using the effective interest rate method. The bond is first callable in August 2013. We have accreted approximately $58 million, cumulatively, as a reduction of interest expense through December 31, 2012 related to the bond. If it becomes less than probable we will call this bond at a future date, it will result in us reversing this prior accretion as a cumulative catch-up adjustment.

Transfer of Financial Assets and Extinguishments of Liabilities

We account for loan sales and debt repurchases in accordance with the applicable accounting guidance. Our securitizations, indentured trust debt, ABCP borrowings, ED Conduit Program Facility and ED Participation Program Facility are accounted for as on-balance sheet secured borrowings. See “Securitization Accounting” of this Note 2 for further discussion on the criteria assessed to determine whether a transfer of financial assets is a sale or a secured borrowing and Note 6, “Borrowings,” for further discussion on the ED Funding Programs. If a transfer of loans qualifies as a sale we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received.

We periodically repurchase our outstanding debt in the open market or through public tender offers. We record a gain or loss on the early extinguishment of debt based upon the difference between the carrying cost of the debt and the amount paid to the third party and is net of hedging gains and losses when the debt is in a qualifying hedge relationship.

We recognize the results of a transfer of loans and the extinguishment of debt based upon the settlement date of the transaction.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Securitization Accounting

Our securitizations use a two-step structure with a special purpose entity that legally isolates the transferred assets from us, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. In all cases, irrespective of whether they qualify as accounting sales our securitizations are legally structured to be sales of assets that isolate the transferred assets from us. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust and are required to consolidate such trust. (See “Consolidation” of this Note 2.) If we are the primary beneficiary then no gain or loss is recognized. See “Consolidation” of this Note 2 for additional information regarding the accounting rules for consolidation when we are the primary beneficiary of these trusts.

Irrespective of whether a securitization receives sale or on-balance sheet treatment, our continuing involvement with our securitization trusts is generally limited to:

•	Owning the equity certificates of certain trusts.

•	The servicing of the student loan assets within the securitization trusts, on both a pre- and post-default basis.

•	Our acting as administrator for the securitization transactions we sponsored, which includes remarketing certain bonds at future dates.

•	Our responsibilities relative to representation and warranty violations.

•	Temporarily advancing to the trust certain borrower benefits afforded the borrowers of student loans that have been securitized. These advances subsequently are returned to us in the next quarter.

•	Certain back-to-back derivatives entered into by us contemporaneously with the execution of derivatives by certain Private Education Loan securitization trusts.

•	The option held by us to buy certain delinquent loans from certain Private Education Loan securitization trusts.

•	The option to exercise the clean-up call and purchase the student loans from the trust when the asset balance is 10 percent or less of the original loan balance.

•	The option (in certain trusts) to call rate reset notes in instances where the remarketing process has failed.

•	The option (in certain trusts that were TALF eligible in 2009) to call the outstanding bonds at a discount to par at a future date

The investors of the securitization trusts have no recourse to our other assets should there be a failure of the trusts to pay when due. Generally, the only arrangements under which we have to provide financial support to the trusts are representation and warranty violations requiring the buyback of loans.

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

We do not record servicing assets or servicing liabilities when our securitization trusts are accounted for as on-balance sheet secured financings. As of December 31, 2012 and 2011, all of our securitization trusts are on-balance sheet and as a result we do not have servicing assets or liabilities recorded on the consolidated balance sheet related to our securitization trusts.

Derivative Accounting

The accounting guidance for our derivative instruments, which includes interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts and Floor Income Contracts, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see “Note 7—Derivative Financial Instruments—Risk Management Strategy”) exclusive of accrued interest and cash collateral held or pledged.

Many of our derivatives, mainly interest rate swaps hedging the fair value of fixed-rate assets and liabilities, and cross-currency interest rate swaps, qualify as effective hedges. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship, is documented. Each derivative is designated to either a specific (or pool of) asset(s) or liability(ies) on the balance sheet or expected future cash flows, and designated as either a “fair value” or a “cash flow” hedge. Fair value hedges are designed to hedge our exposure to changes in fair value of a fixed rate or foreign denominated asset or liability, while cash flow hedges are designed to hedge our exposure to variability of either a floating rate asset’s or liability’s cash flows or an expected fixed rate debt issuance. For effective fair value hedges, both the derivative and the hedged item (for the risk being hedged) are marked-to-market with any difference reflecting ineffectiveness and recorded immediately in the statement of income. For effective cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded immediately through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of assets or liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in value of the derivative with no offsetting mark-to-market of the hedged item for the current period. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively, cease recording changes in the fair value of the hedged item, and begin amortization of any basis adjustments that exist related to the hedged item.

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

We perform loan servicing functions for third-parties in return for a servicing fee. Our compensation is typically based on a per-unit fee arrangement or a percentage of the loans outstanding. We recognize servicing revenues associated with these activities based upon the contractual arrangements as the services are rendered. We recognize late fees on third-party serviced loans as well as on loans in our portfolio according to the contractual provisions of the promissory notes, as well as our expectation of collectability.

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

Contingency Revenue

We receive fees for collections of delinquent debt on behalf of clients performed on a contingency basis. Revenue is earned and recognized upon receipt of the delinquent customer funds.

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

We assess qualitative factors to determine whether it is “more-likely-than-not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The “more-likely-than-not” threshold is defined as having a likelihood of more than 50 percent. If, after assessing relevant qualitative factors, we conclude that it is “more-likely-than-not” that the fair value of a reporting unit as of October 1 is less than its carrying amount, we will complete Step 1 of the goodwill impairment analysis. Step 1 consists of a comparison of the fair value of the reporting unit to the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds the fair value, Step 2 in the goodwill impairment analysis is performed to measure the amount of impairment loss, if any. Step 2 of the goodwill impairment analysis compares the implied fair value of the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner consistent with determining goodwill in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess.

Other acquired intangible assets include but are not limited to tradenames, customer and other relationships, and non-compete agreements. Acquired intangible assets with finite lives are amortized over their estimated useful lives in proportion to their estimated economic benefit. Finite-lived acquired intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs or circumstances change indicating the carrying amount of a finite-lived asset or asset group may not be recoverable. If the carrying amount of the asset or asset groups exceeds the undiscounted cash flows, the fair value of the asset or asset group is determined using an acceptable valuation technique. An impairment loss would be recognized if the carrying amount of the asset (or asset group) exceeds the fair value of the asset or asset group. The impairment loss recognized would be the difference between the carrying amount and fair value. Indefinite-life acquired intangible assets are not amortized. We test these indefinite life acquired intangible assets for impairment annually as of October 1 or at interim periods if an event occurs or circumstances change that would indicate the carrying value of these assets may be impaired. The annual or interim impairment test of indefinite-lived acquired intangible assets is based primarily on a discounted cash flow analysis.

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

Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, we recognize severance costs to be paid pursuant to the Severance Plan when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during the years ended December 31, 2012, 2011 and 2010, as a direct result of our restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income. See “Note 12—Restructuring Activities” for further information regarding our restructuring activities.

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

allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan. See “Note 10—Earnings (Loss) per Common Share” for further discussion.

Discontinued Operations

A “Component” of a business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. When we determine that a Component of our business has been disposed of or has met the criteria to be classified as held-for-sale such Component is presented separately as discontinued operations if the operations of the Component have been or will be eliminated from our ongoing operations and we will have no continuing involvement with the Component after the disposal transaction is complete. See “Note 17—Discontinued Operations” for further discussion. If a component is classified as held-for-sale, then it is carried at the lower of its cost basis or fair value. Included within discontinued operations are the accounting results related to our purchasing delinquent and charged-off receivables on various types of consumer debt with a primary emphasis on charged-off credit card receivables, and sub-performing and non-performing mortgage loans (Purchased Paper businesses). At December 31, 2012, we have sold all of these businesses.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2011 and 2010, to be consistent with classifications adopted for 2012, which had no effect on net income, total assets or total liabilities.

3.	Student Loans

There are three principal categories of FFELP Loans: Stafford, PLUS, and FFELP Consolidation Loans. Generally, Stafford and PLUS Loans have repayment periods of between five and ten years. FFELP Consolidation Loans have repayment periods of twelve to thirty years. FFELP Loans do not require repayment, or have modified repayment plans, while the customer is in-school and during the grace period immediately upon leaving school. The customer may also be granted a deferment or forbearance for a period of time based on need, during which time the customer is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP Loans obligate the customer to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. FFELP Loans disbursed before April 1, 2006 earn interest at the greater of the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

borrower’s rate or a floating rate based on the SAP formula, with the interest earned on the floating rate that exceeds the interest earned from the customer being paid directly by ED. In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, and the interest on the funding for the loans is variable and declining, we can earn additional spread income that we refer to as Floor Income. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) is required to be rebated to ED.

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

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments (“SAP”) are calculated for FFELP Loans first disbursed on or after January 1, 2000. The law allows holders to elect to move the index from the Commercial Paper (“CP”) Rate to the one-month LIBOR rate. We elected to use the one-month LIBOR rate rather than the CP rate commencing on April 1, 2012 in connection with our entire $128 billion of CP indexed loans. This change will help us to better match loan yields with our financing costs. This election did not materially affect our results for the year ended December 31, 2012.

We offer a variety of Private Education Loans. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this additional risk through historical risk-performance underwriting strategies and the addition of qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR or Prime indices. We encourage customers to include a cosigner on the loan, and the majority of loans in our portfolio are cosigned. Similar to FFELP loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 15 years or more, and payments are typically deferred until after graduation; however, in June 2009 we began to offer interest-only or fixed payment options while the customer is enrolled in school. Similar to FFELP loans, we offer payment deferment to qualifying customers during in-school periods, and offer periods of forbearance subject to maximum terms of 24 months. Forbearance may be granted to customers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current customers who are faced with a hardship and request forbearance time to provide temporary payment relief. Interest continues to accrue on loans in any deferred or forbearance period.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

The estimated weighted average life of student loans in our portfolio was approximately 8.0 years and 7.6 years at December 31, 2012 and 2011, respectively. The following table reflects the distribution of our student loan portfolio by program.

	December 31, 2012		Year Ended December 31, 2012
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$44,289	27%	$47,629	1.98%
FFELP Consolidation Loans, net	81,323	50	84,495	2.73
Private Education Loans, net	36,934	23	37,691	6.58

Total student loans, net	$162,546	100%	$169,815	3.38%

	December 31, 2011		Year Ended December 31, 2011
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$50,440	29%	$53,163	1.92%
FFELP Consolidation Loans, net	87,690	50	89,946	2.71
Private Education Loans, net	36,290	21	36,955	6.57

Total student loans, net	$174,420	100%	$180,064	3.27%

(1)	The FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

As of December 31, 2012 and 2011, 75 percent and 71 percent, respectively, of our student loan portfolio was in repayment.

Loan Acquisitions and Sales

In 2010, we sold to ED approximately $20.4 billion face amount of loans as part of the Purchase Program. These loan sales resulted in a $321 million gain. Outstanding debt of $20.3 billion has been paid down related to the Participation Program in connection with these loan sales. See Note 6, “Borrowings” for a discussion of the ED Purchase and Participation Programs.

Certain Collection Tools — Private Education Loans

Forbearance involves granting the customer a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of collection of the loan. Forbearance as a collection tool is

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

used most effectively when applied based on a customer’s unique situation, including historical information and judgments. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

Forbearance may be granted to customers who are exiting their grace period to provide additional time to obtain employment and income to support their obligations, or to current customers who are faced with a hardship and request forbearance time to provide temporary payment relief. In these circumstances, a customer’s loan is placed into a forbearance status in limited monthly increments and is reflected in the forbearance status at month-end during this time. At the end of the granted forbearance period, the customer will enter repayment status as current and is expected to begin making scheduled monthly payments on a go-forward basis.

Forbearance may also be granted to customers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the customer is returned to a current repayment status. In more limited instances, delinquent customers will also be granted additional forbearance time.

During 2009, we instituted an interest rate reduction program to assist customers in repaying their Private Education Loans through reduced payments, while continuing to reduce their outstanding principal balance. This program is offered in situations where the potential for principal recovery, through a modification of the monthly payment amount, is better than other alternatives currently available. Along with demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced rate to qualify for the program. Once the customer has made the initial three payments, the loan’s status is returned to current and the interest rate is reduced for the successive twelve month period.

4.	Allowance for Loan Losses

Our provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, net of expected recoveries, in the held-for-investment loan portfolios. The evaluation of the provisions for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. We segregate our Private Education Loan portfolio into two classes of loans — traditional and non-traditional. Non-traditional loans are loans to (i) customers attending for-profit schools with an original Fair Isaac and Company (“FICO”) score of less than 670 and (ii) customers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the customer or cosigner FICO score at origination. Traditional loans are defined as all other Private Education Loans that are not classified as non-traditional.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Year Ended December 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$187	$2,171	$69	$2,427
Total provision	72	1,008	—	1,080
Charge-offs(1)	(92)	(1,037)	(22)	(1,151)
Student loan sales	(8)	—	—	(8)
Reclassification of interest reserve(2)	—	29	—	29

Ending Balance	$159	$2,171	$47	$2,377

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,126	$35	$1,161
Ending balance: collectively evaluated for impairment	$159	$1,045	$12	$1,216
Loans:
Ending balance: individually evaluated for impairment	$—	$7,560	$69	$7,629
Ending balance: collectively evaluated for impairment	$124,335	$32,341	$116	$156,792
Charge-offs as a percentage of average loans in repayment	.10%	3.37%	9.51%
Charge-offs as a percentage of average loans in repayment and forbearance	.08%	3.24%	9.51%

Allowance as a percentage of the ending total loan balance	.13%	5.44%	25.39%
Allowance as a percentage of the ending loans in repayment	.18%	6.89%	25.39%
Allowance coverage of charge-offs	1.7	2.1	2.1
Ending total loans(3)	$124,335	$39,901	$185
Average loans in repayment	$91,653	$30,750	$231
Ending loans in repayment	$90,731	$31,514	$185

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$189	$2,022	$72	$2,283
Total provision	86	1,179	30	1,295
Charge-offs(1)	(78)	(1,072)	(33)	(1,183)
Student loan sales	(10)	—	—	(10)
Reclassification of interest reserve(2)	—	42	—	42

Ending Balance	$187	$2,171	$69	$2,427

Allowance:
Ending balance: individually evaluated for impairment	$—	$762	$51	$813
Ending balance: collectively evaluated for impairment	$187	$1,409	$18	$1,614
Loans:
Ending balance: individually evaluated for impairment	$—	$5,313	$93	$5,406
Ending balance: collectively evaluated for impairment	$136,643	$34,021	$170	$170,834

Charge-offs as a percentage of average loans in repayment	.08%	3.72%	11.30%
Charge-offs as a percentage of average loans in repayment and forbearance	.07%	3.55%	11.30%
Allowance as a percentage of the ending total loan balance	.14%	5.52%	26.26%
Allowance as a percentage of the ending loans in repayment	.20%	7.19%	26.26%
Allowance coverage of charge-offs	2.4	2.0	2.1
Ending total loans(3)	$136,643	$39,334	$263
Average loans in repayment	$94,359	$28,790	$294
Ending loans in repayment	$94,181	$30,185	$263

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2010
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$161	$1,443	$76	$1,680
Total provision	98	1,298	23	1,419
Charge-offs(1)	(87)	(1,291)	(27)	(1,405)
Student loan sales	(8)	—	—	(8)
Reclassification of interest reserve(2)	—	48	—	48
Consolidation of securitization trusts(3)	25	524	—	549

Ending Balance	$189	$2,022	$72	$2,283

Allowance:
Ending balance: individually evaluated for impairment	$—	$114	$59	$173
Ending balance: collectively evaluated for impairment	$189	$1,908	$13	$2,110
Loans:
Ending balance: individually evaluated for impairment	$—	$444	$114	$558
Ending balance: collectively evaluated for impairment	$146,938	$38,128	$228	$185,294

Charge-offs as a percentage of average loans in repayment	.11%	5.04%	6.95%
Charge-offs as a percentage of average loans in repayment and forbearance	.09%	4.79%	6.95%
Allowance as a percentage of the ending total loan balance	.13%	5.24%	21.18%
Allowance as a percentage of the ending loans in repayment	.20%	7.26%	21.18%
Allowance coverage of charge-offs	2.2	1.6	2.7
Ending total loans(4)	$146,938	$38,572	$342
Average loans in repayment	$82,255	$25,596	$383
Ending loans in repayment	$96,696	$27,852	$342

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)

On January 1, 2010, upon the adoption of the new consolidation accounting guidance all off-balance sheet loans were consolidated on-balance sheet. (See “Note 2 — Significant Accounting Policies — Consolidation.”)

(4)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

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

	Private Education Loans Credit Quality Indicators
	December 31, 2012		December 31, 2011
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$35,347	92%	$34,528	91%
Non-Traditional(1)	3,207	8	3,565	9

Total	$38,554	100%	$38,093	100%

Cosigners:
With cosigner	$24,907	65%	$23,507	62%
Without cosigner	13,647	35	14,586	38

Total	$38,554	100%	$38,093	100%

Seasoning(2):
1-12 payments	$7,371	19%	$9,246	24%
13-24 payments	6,137	16	6,837	18
25-36 payments	6,037	16	5,677	15
37-48 payments	4,780	12	3,778	10
More than 48 payments	8,325	22	6,033	16
Not yet in repayment	5,904	15	6,522	17

Total	$38,554	100%	$38,093	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	December 31,
	2012		2011		2010
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$17,702		$22,887		$28,214
Loans in forbearance(2)	15,902		19,575		22,028
Loans in repayment and percentage of each status:
Loans current	75,499	83.2%	77,093	81.9%	80,026	82.8%
Loans delinquent 31-60 days(3)	4,710	5.2	5,419	5.8	5,500	5.7
Loans delinquent 61-90 days(3)	2,788	3.1	3,438	3.7	3,178	3.3
Loans delinquent greater than 90 days(3)	7,734	8.5	8,231	8.6	7,992	8.2

Total FFELP Loans in repayment	90,731	100%	94,181	100%	96,696	100%

Total FFELP Loans, gross	124,335		136,643		146,938
FFELP Loan unamortized premium	1,436		1,674		1,900

Total FFELP Loans	125,771		138,317		148,838
FFELP Loan allowance for losses	(159)		(187)		(189)

FFELP Loans, net	$125,612		$138,130		$148,649

Percentage of FFELP Loans in repayment		73.0%		68.9%		65.8%

Delinquencies as a percentage of FFELP Loans in repayment		16.8%		18.1%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.9%		17.2%		18.6%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardships.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	December 31,
	2012		2011		2010
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,421		$5,866		$7,419
Loans in forbearance(2)	996		1,195		1,156
Loans in repayment and percentage of each status:
Loans current	26,597	91.9%	25,110	91.4%	22,850	91.2%
Loans delinquent 31-60 days(3)	837	2.9	868	3.2	794	3.2
Loans delinquent 61-90 days(3)	375	1.3	393	1.4	340	1.4
Loans delinquent greater than 90 days(3)	1,121	3.9	1,096	4.0	1,060	4.2

Total traditional loans in repayment	28,930	100%	27,467	100%	25,044	100%

Total traditional loans, gross	35,347		34,528		33,619
Traditional loans unamortized discount	(713)		(792)		(801)

Total traditional loans	34,634		33,736		32,818
Traditional loans receivable for partially charged-off loans	797		705		558
Traditional loans allowance for losses	(1,637)		(1,542)		(1,231)

Traditional loans, net	$33,794		$32,899		$32,145

Percentage of traditional loans in repayment		81.9%		80.0%		74.5%

Delinquencies as a percentage of traditional loans in repayment		8.1%		8.6%		8.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.3%		4.2%		4.4%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	December 31,
	2012		2011		2010
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$483		$656		$921
Loans in forbearance(2)	140		191		184
Loans in repayment and percentage of each status:
Loans current	1,978	76.5%	2,012	74.0%	2,038	72.6%
Loans delinquent 31-60 days(3)	175	6.8	208	7.7	217	7.7
Loans delinquent 61-90 days(3)	106	4.1	127	4.7	131	4.7
Loans delinquent greater than 90 days(3)	325	12.6	371	13.6	422	15.0

Total non-traditional loans in repayment	2,584	100%	2,718	100%	2,808	100%

Total non-traditional loans, gross	3,207		3,565		3,913
Non-traditional loans unamortized discount	(83)		(81)		(93)

Total non-traditional loans	3,124		3,484		3,820
Non-traditional loans receivable for partially charged-off loans	550		536		482
Non-traditional loans allowance for losses	(534)		(629)		(791)

Non-traditional loans, net	$3,140		$3,391		$3,511

Percentage of non-traditional loans in repayment		80.6%		76.2%		71.8%

Delinquencies as a percentage of non-traditional loans in repayment		23.4%		26.0%		27.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.1%		6.6%		6.1%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

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

partially charged-off Private Education Loans and we will continue to do so. Differences in actual future recoveries on these defaulted loans could affect our receivable for partially charged-off Private Education Loans. There was $198 million and $148 million in allowance for Private Education Loan losses at December 31, 2012 and 2011, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Receivable at beginning of period	$1,241	$1,040	$499
Expected future recoveries of current period defaults(1)	351	391	459
Recoveries(2)	(189)	(155)	(104)
Charge-offs(3)	(56)	(35)	(43)
Consolidation of securitization trusts(4)	—	—	229

Receivable at end of period	1,347	1,241	1,040
Allowance for estimated recovery shortfalls(5)	(198)	(148)	—

Net receivable at end of period	$1,149	$1,093	$1,040

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall – the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)	On January 1, 2010, upon the adoption of the new consolidation accounting guidance all off-balance sheet loans were consolidated on-balance sheet.

(5)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.2 billion overall allowance for Private Education Loan losses as of December 31, 2012 and 2011, respectively.

Troubled Debt Restructurings (“TDRs”)

We modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Forbearance provides customers the ability to defer payments for a period of time, but does not result in the forgiveness of any principal or interest. While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. The recorded investment of loans granted a forbearance that were classified as TDRs was $6.4 billion and $4.5 billion at December 30, 2012 and 2011, respectively. The recorded investment for TDRs from loans granted interest rate reductions or extended repayment plans was $0.9 billion and $0.7 billion at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the percentage of loans granted forbearance that have migrated to a TDR classification due to the extension of the forbearance period was 43 percent and 33 percent, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

At December 31, 2012 and 2011, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
December 31, 2012
Private Education Loans — Traditional	$5,999	$6,074	$844
Private Education Loans — Non-Traditional	1,295	1,303	282

Total	$7,294	$7,377	$1,126

December 31, 2011
Private Education Loans — Traditional	$4,201	$4,259	$546
Private Education Loans — Non-Traditional	1,048	1,054	216

Total	$5,249	$5,313	$762

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2012		2011		2010
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$5,243	$333	$1,960	$121	$210	$6
Private Education Loans — Non-Traditional	1,230	106	560	48	156	7

Total	$6,473	$439	$2,520	$169	$366	$13

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	December 31,
	2012		2011		2010
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in deferment(1)	$574		$285		$16
Loans in forbearance(2)	544		696		12
Loans in repayment and percentage of each status:
Loans current	4,619	73.8%	3,018	69.7%	281	67.7%
Loans delinquent 31-60 days(3)	478	7.6	427	9.8	33	7.9
Loans delinquent 61-90 days(3)	254	4.1	215	5.0	24	5.7
Loans delinquent greater than 90 days(3)	908	14.5	672	15.5	78	18.7

Total TDR loans in repayment	6,259	100%	4,332	100%	416	100%

Total TDR loans, gross	$7,377		$5,313		$444

(1)	Loans for customers who have requested and qualify for permitted program deferments such as military, unemployment, or economic hardships.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

The following table provides the amount of modified loans that resulted in a TDR in the periods presented. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Years Ended December 31,
	2012			2011			2010
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default
Private Education Loans — Traditional	$2,375	$389	$1,351	$4,103	$99	$1,036	$171	$18	$50
Private Education Loans — Non-Traditional	443	152	420	951	55	414	106	25	39

Total	$2,818	$541	$1,771	$5,054	$154	$1,450	$277	$43	$89

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

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

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
2012
Private Education Loans — Traditional	$798	$39	$45
Private Education Loans — Non-Traditional	106	16	22

Total	$904	$55	$67

2011
Private Education Loans — Traditional	$870	$36	$44
Private Education Loans — Non-Traditional	148	18	28

Total	$1,018	$54	$72

2010
Private Education Loans — Traditional	$1,062	$35	$57
Private Education Loans — Non-Traditional	209	20	37

Total	$1,271	$55	$94

5.	Goodwill and Acquired Intangible Assets

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as, or one level below, a reportable segment. We have four reportable segments: Consumer Lending, Business Services, FFELP Loans and Other. The following table summarizes our goodwill, accumulated impairments and net goodwill for our reporting units and reportable segments.

	As of December 31, 2012			As of December 31, 2011
(Dollars in millions)	Gross	Accumulated Impairments	Net	Gross	Accumulated Impairments	Net
Total FFELP Loans reportable segment	$194	$(4)	$190	$194	$(4)	$190
Total Consumer Lending reportable segment	147	—	147	147	—	147
Business Services reportable segment:
Servicing	50	—	50	50	—	50
Contingency Services	136	(129)	7	136	(129)	7
Wind-down Guarantor Servicing	256	(256)	—	256	(256)	—
Insurance Services	9	(9)	—	11	—	11
Upromise	140	(140)	—	140	(140)	—

Total Business Services reportable segment	591	(534)	57	593	(525)	68

Total	$932	$(538)	$394	$934	$(529)	$405

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Acquired Intangible Assets (Continued)

Goodwill Impairment Testing

In performing our annual goodwill impairment analysis as of October 1, 2012, we assessed relevant qualitative factors to determine whether it is “more-likely-than-not” that the fair value of an individual reporting unit is less than its carrying value. As part of our qualitative assessment, we considered the amount of excess fair value over the carrying values of the FFELP Loans, Private Education Loans and Servicing reporting units as of October 1, 2010 when we performed a step 1 goodwill impairment test and engaged an appraisal firm to estimate the fair values of these reporting units. The fair value of each reporting unit at October 1, 2010 significantly exceeded its carrying amount.

The following table illustrates the carrying value of equity for reporting units that had remaining goodwill as of December 31, 2010, the estimated fair value determined in conjunction with Step 1 impairment testing in the fourth quarter of 2010 as determined by a third-party appraisal firm and the excess of the estimated fair value over the carrying value of equity at December 31, 2010.

	Carrying Value of Equity	Fair Value of Equity	$ Difference	% Difference
(Dollars in millions)
FFELP Loans	$1,777	$3,766	$1,989	112%
Servicing	123	1,290	1,167	949
Consumer Lending	1,920	2,914	994	52

In conjunction with our qualitative assessment, we also considered the current legislative environment, our 2012 stock price, market capitalization and EPS results as well as significant reductions in our operating expenses. During 2012, there were no significant changes to legislation that would impact current reporting unit fair values. Further, we believe the other qualitative factors we considered would indicate favorable changes to reporting unit fair values since appraised values were determined as of October 1, 2010. After assessing these relevant qualitative factors, we determined that it is more-likely-than-not that the fair values of the FFELP Loans, Private Education Loans and Servicing reporting units exceed their carrying amounts. Accordingly, we did not perform the Step 1 impairment analysis as of October 1, 2012 for these reporting units.

During 2012, we finalized the purchase accounting for two 2011 acquisitions in the Business Services reportable segment which resulted in goodwill of $16 million, $7 million of which is attributed to the Contingency Services reporting unit and $9 million of which is attributed to the Insurance Services reporting unit. We performed Step 1 impairment testing for the Contingency Services and Insurance Services reporting units. The fair value of the Contingency Services and Insurance Services reporting units in the Step 1 impairment analysis was determined using the income approach. The income approach measures the value of each reporting unit’s future economic benefit determined by its discounted cash flows derived from our projections plus an assumed terminal growth rate adjusted for what it believes a market participant would assume in an acquisition. These projections are generally five-year projections that reflect the inherent risk a willing buyer would consider when valuing these businesses.

Based on the annual Step 1 impairment testing, there was no indicated impairment for the Contingency Services reporting unit. The Step 1 impairment testing for the Insurance Services reporting unit indicated potential impairment of goodwill. Under the second step of the analysis, determining the implied fair value of goodwill requires valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Acquired Intangible Assets (Continued)

the difference. In conjunction with the second step of the impairment analysis, the $9 million of goodwill attributed to this reporting unit was fully impaired.

Continued weakness in the economy coupled with changes in legislation could adversely affect the operating results of our reporting units. If the forecasted performance of our reporting units is not achieved, or if our stock price declines to a depressed level resulting in deterioration in our total market capitalization, the fair value of the FFELP Loans, Servicing, Private Education Loans and Contingency Services reporting units could be significantly reduced, and we may be required to record a charge to our earnings, which could be material, for an impairment of goodwill.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2012			As of December 31, 2011
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net
Intangible assets subject to amortization:
Customer, services and lending relationships	$303	$(270)	$33	$303	$(253)	$50
Software and technology	93	(93)	—	93	(93)	—
Trade names and trademarks	54	(34)	20	54	(31)	23

Total acquired intangible assets	$450	$(397)	$53	$450	$(377)	$73

(1)

Accumulated impairment and amortization includes impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired, and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.

(2)	Intangible assets not subject to amortization include tradenames and trademarks totaling $10 million, net of accumulated impairment and amortization.

We recorded amortization of acquired intangible assets totaling $19 million, $24 million, and $39 million for the years ended December 31, 2012, 2011 and 2010, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $15 million, $12 million, $9 million, $5 million and $2 million for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

As discussed in “Note 2 — Significant Accounting Policies,” we test our indefinite life intangible assets annually as of October 1 or during the course of the year if an event occurs or circumstances change which indicate potential impairment of these assets. As of October 1, 2012, the fair values of the indefinite life intangible assets exceed their carrying values. Accordingly, we recorded no impairment. We also assess whether an event or circumstance has occurred which may indicate impairment of our definite life (amortizing) intangible assets quarterly. During 2012, no such events or circumstances occurred that indicated our definite life intangible assets may be impaired.

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

The following table summarizes our borrowings.

	December 31, 2012			December 31, 2011
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,319	$15,446	$17,765	$1,801	$15,199	$17,000
Brokered deposits	979	3,088	4,067	1,733	1,956	3,689
Retail and other deposits	3,247	—	3,247	2,123	—	2,123
Other(1)	1,609	—	1,609	1,329	—	1,329

Total unsecured borrowings	8,154	18,534	26,688	6,986	17,155	24,141

Secured borrowings:
FFELP Loan securitizations	—	105,525	105,525	—	107,905	107,905
Private Education Loan securitizations	—	19,656	19,656	—	19,297	19,297
ED Conduit Program Facility	9,551	—	9,551	21,313	—	21,313
FFELP ABCP Facility	—	4,154	4,154	—	4,445	4,445
Private Education Loan ABCP Facility	—	1,070	1,070	—	1,992	1,992
Acquisition financing(2)	—	673	673	—	916	916
FHLB-DM Facility	2,100	—	2,100	1,210	—	1,210

Total secured borrowings	11,651	131,078	142,729	22,523	134,555	157,078

Total before hedge accounting adjustments	19,805	149,612	169,417	29,509	151,710	181,219
Hedge accounting adjustments	51	2,789	2,840	64	2,683	2,747

Total	$19,856	$152,401	$172,257	$29,573	$154,393	$183,966

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

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

	December 31, 2012		Year Ended December 31, 2012
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Brokered deposits	$979	3.24%	$1,077	3.10%
Retail and other deposits	3,247	.84	2,460	.85
FHLB-DM Facility	2,100	.33	1,481	.34
ED Conduit Program Facility	9,551	.81	16,118	.82
FFELP ABCP Facility	—	—	7	.95
Senior unsecured debt	2,369	4.24	2,214	4.49
Other interest bearing liabilities	1,610	.31	1,474	.21

Total short-term borrowings	$19,856	1.25%	$24,831	1.19%

Maximum outstanding at any month end	$29,160

	December 31, 2011		Year Ended December 31, 2011
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Brokered deposits	$1,733	2.80%	$1,489	3.17%
Retail and other deposits	2,123	1.00	1,684	1.11
FHLB-DM Facility	1,210	.24	893	.25
ED Conduit Program Facility	21,313	.67	22,869	.75
FFELP ABCP Facility	—	—	221	1.01
Senior unsecured debt	1,865	4.37	3,070	2.97
Other interest bearing liabilities	1,329	.04	1,187	.10

Total short-term borrowings	$29,573	1.01%	$31,413	1.06%

Maximum outstanding at any month end	$33,100

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Long-term Borrowings

The following tables summarize outstanding long-term borrowings (secured and unsecured), the weighted average interest rates at the end of the periods, and the related average balances during the periods. Rates reflect stated interest rate of borrowings and related discounts and premiums.

	December 31, 2012		Year Ended December 31, 2012
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2014-2048	$112,408	1.04%	$113,236
Non-U.S. dollar-denominated:
Interest bearing, due 2021-2041	10,819	.53	11,463

Total floating rate notes	123,227	1.00	124,699
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2014-2046	16,096	5.57	14,203
Non-U.S.-dollar denominated:
Interest bearing, due 2014-2039	4,061	3.39	2,882

Total fixed rate notes	20,157	5.13	17,085
Brokered deposits — U.S. dollar-denominated, due 2014-2017	3,120	1.77	2,216
FFELP ABCP Facility	4,154	.74	4,726
Private Education Loan ABCP Facility	1,070	1.45	1,880
SLC acquisition financing	673	4.71	791

Total long-term borrowings	$152,401	1.57%	$151,397

	December 31, 2011		Year Ended December 31, 2011
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2013-2047	$114,861	1.21%	$120,045
Non-U.S. dollar-denominated:
Interest bearing, due 2013-2041	11,838	1.77	11,872

Total floating rate notes	126,699	1.26	131,917
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2013-2044	14,406	5.63	12,363
Non-U.S.-dollar denominated:
Interest bearing, due 2013-2039	3,934	3.58	3,662

Total fixed rate notes	18,340	5.18	16,025
Brokered deposits — U.S. dollar-denominated, due 2013-2014	2,001	3.15	2,171
FFELP ABCP Facility	4,445	.81	4,768
Private Education Loan ABCP Facility	1,992	1.40	272
SLC acquisition financing	916	4.79	998

Total long-term borrowings	$154,393	1.75%	$156,151

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under ASC 815 for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

At December 31, 2012, we had outstanding long-term borrowings with call features totaling $3.6 billion. In addition, we have $5.9 billion of pre-payable debt related to our ABCP and acquisition financing facilities. Generally, these instruments are callable at the par amount. As of December 31, 2012, the stated maturities and maturities if accelerated to the call dates are shown in the following table.

	December 31, 2012
	Stated Maturity(1)				Maturity to Call Date(1)
(Dollars in millions)	Senior Unsecured Debt	Brokered Deposits	Secured Borrowings	Total(2)	Senior Unsecured Debt	Brokered Deposits	Secured Borrowings	Total
Year of Maturity
2013	$—	$—	$13,655	$13,655	$1,563	$—	$18,881	$20,444
2014	3,021	1,738	14,893	19,652	3,158	1,738	10,515	15,411
2015	997	708	10,163	11,868	1,086	708	9,939	11,733
2016	2,277	235	9,781	12,293	2,276	235	9,781	12,292
2017	1,823	407	10,169	12,399	1,801	407	10,169	12,377
2018-2047	7,328	—	72,417	79,745	5,562	—	71,793	77,355

	15,446	3,088	131,078	149,612	15,446	3,088	131,078	149,612
Hedge accounting adjustments	1,644	32	1,113	2,789	1,644	32	1,113	2,789

Total	$17,090	$3,120	$132,191	$152,401	$17,090	$3,120	$132,191	$152,401

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates and projecting the expected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2013 include $13.7 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $13.7 billion in 2013, $19.7 billion in 2014, $11.9 billion in 2015, $12.4 billion in 2016, $12.5 billion in 2017, and $80.3 billion in 2018-2047.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Secured Borrowings

We currently consolidate all of our financing entities that are VIEs as a result of being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of December 31, 2012 and 2011:

	December 31, 2012
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$9,551	$—	$9,551	$9,645	$410	$134	$10,189
FFELP ABCP Facility	—	4,154	4,154	4,405	77	63	4,545
Private Education Loan ABCP Facility	—	1,070	1,070	1,454	302	33	1,789
Securitizations — FFELP Loans	—	105,525	105,525	107,009	3,652	608	111,269
Securitizations — Private Education Loans	—	19,656	19,656	24,618	385	545	25,548

Total before hedge accounting adjustments	9,551	130,405	139,956	147,131	4,826	1,383	153,340
Hedge accounting adjustments	—	1,113	1,113	—	—	929	929

Total	$9,551	$131,518	$141,069	$147,131	$4,826	$2,312	$154,269

	December 31, 2011
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$21,313	$—	$21,313	$21,445	$621	$442	$22,508
FFELP ABCP Facility	—	4,445	4,445	4,834	86	54	4,974
Private Education Loan ABCP Facility	—	1,992	1,992	2,595	401	76	3,072
Securitizations — FFELP Loans	—	107,905	107,905	109,257	3,783	529	113,569
Securitizations — Private Education Loans	—	19,297	19,297	22,367	718	582	23,667

Total before hedge accounting adjustments	21,313	133,639	154,952	160,498	5,609	1,683	167,790
Hedge accounting adjustments	—	894	894	—	—	955	955

Total	$21,313	$134,533	$155,846	$160,498	$5,609	$2,638	$168,745

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

ED Funding Programs

ED Purchase and Participation Programs

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

ED Conduit Program

Pursuant to ECASLA, on January 15, 2009, ED announced they would purchase eligible FFELP Stafford and PLUS Loans from a conduit vehicle established to provide funding for eligible student lenders (the “ED Conduit Program”). Loans eligible for the ED Conduit Program must be first disbursed on or after October 1, 2003, but not later than July 1, 2009, and fully disbursed before September 30, 2009, and meet certain other requirements, including those relating to borrower benefits. The ED Conduit Program was launched on May 11, 2009 and accepted eligible loans through July 1, 2010. The ED Conduit Program expires on January 19, 2014. Funding for the ED Conduit Program is provided by the capital markets at a cost based on market rates, with us being advanced 97 percent of the student loan face amount. If the conduit does not have sufficient funds to make the required payments on the notes issued by the conduit, then the notes will be repaid with funds from the Federal Financing Bank (“FFB”). The FFB will hold the notes for a short period of time and, if at the end of that time, the notes still cannot be paid off, the underlying FFELP Loans that serve as collateral to the ED Conduit will be sold to ED through a put agreement at a price of 97 percent of the face amount of the loans. Our intent is to term securitize the loans in the facility before the facility expires. Any loans that remain in the facility as of the expiration date will be sold to ED at a price of 97 percent of the face amount of the loans. At December 31, 2012 and 2011, we had $9.5 billion and $21.2 billion, respectively, in principal amount of FFELP Loans remaining in the ED Conduit Program.

Asset-Backed Financing Facilities

FFELP ABCP Facility

The maximum facility amount is $7.5 billion. The scheduled maturity date of the facility is January 9, 2015. The usage fee for the facility is 0.50 percent over the applicable funding rate. The amended facility features two contractual step-down reductions on the amount available for borrowing. The first reduction was on January 11, 2013, to $6.5 billion. The second reduction is on January 10, 2014, to $5.5 billion.

Our borrowings under the FFELP ABCP Facility are non-recourse. The maximum amount we may borrow under the FFELP ABCP Facility is limited based on certain factors, including market conditions and the fair value of student loans in the facility. In addition to the funding limits described above, funding under the FFELP

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

ABCP Facility is subject to usual and customary conditions. The FFELP ABCP Facility is subject to termination under certain circumstances. In addition, the facility has financial covenants that if not maintained, will cause the facility to become an amortizing facility. The covenants are, however, curable. The principal financial covenants require us to maintain consolidated tangible net worth of at least $1.38 billion at all times. Consolidated tangible net worth as calculated for purposes of this covenant was $3.4 billion as of December 31, 2012. The covenants also require us to meet either a minimum interest coverage ratio or a minimum net adjusted revenue test based on the four preceding quarters’ adjusted “Core Earnings” financial performance. We were compliant with both of the minimum interest coverage ratio and the minimum net adjusted revenue tests as of the quarter ended December 31, 2012. Increases in the borrowing rate of up to LIBOR plus 4.50 percent could occur if certain asset coverage ratio thresholds are not met. If liquidity agreements are not renewed on the trigger dates, the usage fee increases to 1.00 percent over the applicable funding rate on January 10, 2014. Failure to pay off the FFELP ABCP Facility on the maturity date or to reduce amounts outstanding below the annual maximum step downs will result in a 90-day extension of the facility with the interest rate increasing from LIBOR plus 1.00 percent to LIBOR plus 2.00 percent over that period. If, at the end of the 90-day extension, these required paydown amounts have not been made, the collateral can be foreclosed upon. As of December 31, 2012, there was approximately $4.2 billion outstanding in this facility. The book basis of the assets securing this facility at December 31, 2012 was $4.5 billion.

Private Education Loan ABCP Facility

On October 5, 2011, we closed on a $3.4 billion asset-backed commercial paper facility, which matures in January 2014, to fund the call of certain Private Education Loan trust securities issued under the TALF program. The cost of borrowing under the facility is commercial paper issuance cost plus 1.10 percent, excluding up-front commitment and unused fees. The maximum amount that can be financed steps down to $2.5 billion on July 25, 2012, $1.7 billion on January 25, 2013 and $0.8 billion on July 25, 2013 with final maturity on January 27, 2014. If the amount outstanding is greater than the maximum amount at any step down, the cost increases to commercial paper issuance cost plus 1.95 percent. Our borrowings under the facility are non-recourse. On November 15, 2011, the facility provided the financing to call the outstanding securities issued by SLM Private Education Loan Trust 2009-B ($2.5 billion principal) at its call price of 93 percent of par. On January 17, 2012 the facility was also used to call the outstanding securities issued by SLM Private Education Loan Trust 2009-C ($1.0 billion principal) at its call price of 94 percent of par. At December 31, 2012, there was $1.1 billion outstanding in this facility. The book basis of the assets securing the facility at December 31, 2012 was $1.8 billion.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Securitizations

The following table summarizes the securitization transactions issued in 2011 and 2012.

(Dollars in millions)				AAA-rated bonds
Issue	Date Issued	Total Issued		Weighted Average Interest Rate	Weighted Average Life
FFELP:
2011-1	March 2011	$812		1 month LIBOR plus 0.85%	5.5 years
2011-2	May 2011	821		1 month LIBOR plus 0.90%	5.5 years
2011-3	November 2011	812	(1)	1 month LIBOR plus 1.25%	7.8 years

Total bonds issued in 2011		$2,445

Total loan amount securitized in 2011		$2,344

2012-1	January 2012	$765		1 month LIBOR plus 0.91%	4.6 years
2012-2	March 2012	824		1 month LIBOR plus 0.70%	4.7 years
2012-3	May 2012	1,252		1 month LIBOR plus 0.65%	4.6 years
2012-4	June 2012	1,491	(2)	1 month LIBOR plus 1.10%	8.2 years
2011-3	July 2012	24		N/A (Retained B Notes sold)
2012-4	July 2012	45		N/A (Retained B Notes sold)
2012-5	July 2012	1,252		1 month LIBOR plus 0.67%	4.5 years
2012-6	September 2012	1,249		1 month LIBOR plus 0.62%	4.6 years
2012-7	November 2012	1,251		1 month LIBOR plus 0.55%	4.5 years
2012-8	December 2012	1,527		1 month LIBOR plus 0.90%	7.8 years

Total bonds issued in 2012		$9,680

Total loan amount securitized in 2012		$9,565

Private Education:
2011-A	April 2011	$562		1 month LIBOR plus 1.89%	3.8 years
2011-B	June 2011	825		1 month LIBOR plus 1.80%	4.0 years
2011-C	November 2011	721		1 month LIBOR plus 2.87%	3.4 years

Total bonds issued in 2011		$2,108

Total loan amount securitized in 2011		$2,674

2012-A	February 2012	$547		1 month LIBOR plus 2.17%	3.0 years
2012-B	April 2012	891		1 month LIBOR plus 2.12%	2.9 years
2012-C	May 2012	1,135		1 month LIBOR plus 1.77%	2.6 years
2012-D	July 2012	640		1 month LIBOR plus 1.69%	2.5 years
2012-E	October 2012	976		1 month LIBOR plus 1.22%	2.6 years

Total bonds issued in 2012		$4,189

Total loan amount securitized in 2012		$5,557

(1)	Total size excludes subordinated tranche that was retained at issuance totaling $24 million.
(2)	Total size excludes subordinated tranche that was retained at issuance totaling $45 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Auction Rate Securities

At December 31, 2012, we had $3.1 billion of auction rate securities outstanding in securitizations. Since February 2008, problems in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, $1.4 billion of our auction rate securities as of December 31, 2012 bore interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our taxable auction rate securities is generally LIBOR plus 1.50 percent to 3.50 percent, dependant on the security’s credit rating. The maximum allowable interest rate on many of our tax-exempt auction rate securities is a formula driven rate, which produced various maximum rates up to 0.63 percent during the fourth quarter of 2012. As of December 31, 2012, $1.7 billion of auction rate securities have had successful auctions, resulting in an average rate of 2.12 percent.

Reset Rate Notes

Certain tranches of our term asset-backed securities (“ABS”) are reset rate notes. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the notes are reset. We also have the option to repurchase a reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. In the event a reset rate note cannot be remarketed on the remarketing date, and is not repurchased, the interest rate generally steps up to and remains at LIBOR plus 0.75 percent until such time as the bonds are successfully remarketed or repurchased. Our repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to us than it was at the time the reset rate note was originally issued. Unlike the repurchase of a reset rate note, the occurrence of a failed remarketing does not require additional funding. As a result of the ongoing dislocation in the capital markets, at December 31, 2012, $6.0 billion of our reset rate notes bore interest at, or were swapped to LIBOR plus 0.75 percent due to a failed remarketing. Until capital markets conditions improve, it is possible these and additional reset rate notes will experience failed remarketings. As of December 31, 2012, we had $7.5 billion and $1.5 billion of reset rate notes due to be remarketed in 2013 and 2014, respectively, and an additional $2.7 billion to be newly remarketed thereafter.

Federal Home Loan Bank of Des Moines (“FHLB-DM”)

On January 15, 2010, HICA Education Loan Corporation (“HICA”), our subsidiary, entered into a borrowing agreement with the FHLB-DM. Under the agreement, the FHLB-DM will provide advances backed by Federal Housing Finance Agency approved collateral which includes FFELP Loans (but does not include Private Education Loans). The facility is available as long as we maintain membership with FHLB-DM. The amount, price and tenor of future advances will vary and be subject to the agreement’s borrowing conditions, including, among others, facility size, current usage, and availability of qualifying collateral from unencumbered FFELP Loans, as then in effect and determined at the time of each borrowing. The maximum amount that can be borrowed, as of December 31, 2012, subject to available collateral, is approximately $8.5 billion. As of December 31, 2012, borrowing under the facility totaled $2.1 billion, matures by March 18, 2013, and was secured by $2.7 billion of FFELP Loans. We have provided a guarantee to the FHLB-DM for the performance and payment of HICA’s obligations.

Other Funding Sources

Sallie Mae Bank

During the fourth quarter of 2008, the Bank, our Utah industrial bank subsidiary, began expanding its deposit base to fund new Private Education Loan originations. The Bank raises deposits through intermediaries in

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

the brokered Certificate of Deposit (“CD”) market and through direct retail deposit channels. As of December 31, 2012, bank deposits totaled $7.8 billion of which $4.1 billion were brokered term deposits, $3.2 billion were retail and other deposits and $0.4 billion were deposits from affiliates that eliminate in our consolidated balance sheet. Cash and liquid investments totaled $1.6 billion as of December 31, 2012.

In addition to its deposit base, the Bank has borrowing capacity with the Federal Reserve Bank (“FRB”) through a collateralized lending facility. FRB is not obligated to lend; however, in general we can borrow as long as the Bank is generally in sound financial condition. Borrowing capacity is limited by the availability of acceptable collateral. As of December 31, 2012, borrowing capacity was approximately $945 million and there were no outstanding borrowings.

Senior Unsecured Debt

We issued $2.7 billion, $2.0 billion and $1.5 billion of unsecured debt in the years ended December 31, 2012, 2011 and 2010, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt and ABS repurchases. “Gains on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Debt principal repurchased	$711	$894	$4,868
Gains on debt repurchases	145	38	317

7.	Derivative Financial Instruments

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

Although we use derivatives to offset (or minimize) the risk of interest rate and foreign currency changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2012 and 2011, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to SLM Corporation and the Bank derivatives of $79 million and $113 million, respectively.

Our on-balance sheet securitization trusts have $13.0 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2012. To convert these non-U.S. dollar denominated bonds into U.S dollar liabilities, the trusts have entered into foreign-currency swaps with highly–rated counterparties. In addition, the trusts have entered into $14.2 billion of interest rates swaps which are primarily used to convert Prime received on securitized student loans to LIBOR paid on the bonds. At December 31, 2012, the net positive exposure on swaps in securitization trusts is $889 million.

Recent turmoil in the European markets has led to increased disclosure of exposure to those markets. Our securitization trusts had total net exposure of $764 million related to financial institutions located in France; of this amount, $555 million carries a guaranty from the French government. The total exposure relates to $6.4 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.6 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of December 31, 2012, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at December 31, 2012 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $94 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

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

Trading Activities

When derivative instruments do not qualify as hedges, they are accounted for as trading instruments where all changes in fair value are recorded through earnings. We sell interest rate floors (Floor Income Contracts) to hedge the embedded Floor Income options in student loan assets. The Floor Income Contracts are written options which have a more stringent hedge effectiveness hurdle to meet. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index and the interest rate index reset frequency of the Floor Income Contracts are different from that of the student loans. Therefore, Floor Income Contracts do not qualify for hedge accounting treatment, and are recorded as trading instruments. Regardless of the accounting treatment, we consider these contracts to be economic hedges for risk management purposes. We use this strategy to minimize our exposure to changes in interest rates.

We use basis swaps to minimize earnings variability caused by having different reset characteristics on our interest-earning assets and interest-bearing liabilities. These swaps possess a term of up to 14 years indexed to 91-day Treasury bill, LIBOR, Prime, Consumer Price Index or 10-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on a review of our asset/liability structure, our assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. Hedge accounting requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness criterion because the index of the swap does not exactly match the index of the hedged assets. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and, therefore, swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, these swaps are recorded at fair value with changes in fair value reflected currently in the statement of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2012 and 2011, and their impact on other comprehensive income and earnings for the years ended December 31, 2012, 2011 and 2010.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$—	$—	$1,396	$1,471	$150	$262	$1,546	$1,733
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	1,165	1,229	70	130	1,235	1,359
Other(2)	Interest rate	—	—	—	—	4	1	4	1

Total derivative assets(3)		—	—	2,561	2,700	224	393	2,785	3,093
Derivative Liabilities:
Interest rate swaps	Interest rate	(11)	(26)	(1)	—	(197)	(244)	(209)	(270)
Floor Income Contracts	Interest rate	—	—	—	—	(2,154)	(2,544)	(2,154)	(2,544)
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	(136)	(243)	—	—	(136)	(243)

Total derivative liabilities(3)		(11)	(26)	(137)	(243)	(2,351)	(2,788)	(2,499)	(3,057)

Net total derivatives		$(11)	$(26)	$2,424	$2,457	$(2,127)	$(2,395)	$286	$36

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Gross position	$2,785	$3,093	$(2,499)	$(3,057)
Impact of master netting agreements	(544)	(891)	544	891

Derivative values with impact of master netting agreements (as carried on balance sheet)	2,241	2,202	(1,955)	(2,166)
Cash collateral (held) pledged	(1,423)	(1,326)	973	1,018

Net position	$818	$876	$(982)	$(1,148)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at December 31, 2012 and 2011 by $111 million

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

and $190 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2012 and 2011 by $107 million and $111 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011
Notional Values:
Interest rate swaps	$0.7	$1.1	$15.8	$14.0	$56.9	$73.6	$73.4	$88.7
Floor Income Contracts	—	—	—	—	51.6	57.8	51.6	57.8
Cross-currency interest rate swaps	—	—	13.7	15.5	0.3	.3	14.0	15.8
Other(1)	—	—	—	—	1.4	1.4	1.4	1.4

Total derivatives	$0.7	$1.1	$29.5	$29.5	$110.2	$133.1	$140.4	$163.7

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Years Ended December 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)			Realized Gain (Loss) on Derivatives(3)			Unrealized Gain (Loss) on Hedged Item(1)			Total Gain (Loss)
(Dollars in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Fair Value Hedges:
Interest rate swaps	$(75)	$503	$289	$449	$481	$487	$41	$(554)	$(334)	$415	$430	$442
Cross-currency interest rate swaps	42	(723)	(1,871)	167	314	348	(182)	664	1,732	27	255	209

Total fair value derivatives	(33)	(220)	(1,582)	616	795	835	(141)	110	1,398	442	685	651
Cash Flow Hedges:
Interest rate swaps	(1)	(1)	—	(26)	(39)	(58)	—	—	—	(27)	(40)	(58)

Total cash flow derivatives	(1)	(1)	—	(26)	(39)	(58)	—	—	—	(27)	(40)	(58)
Trading:
Interest rate swaps	(66)	183	412	108	69	11	—	—	—	42	252	423
Floor Income Contracts	412	(267)	156	(859)	(903)	(888)	—	—	—	(447)	(1,170)	(732)
Cross-currency interest rate swaps	(59)	29	57	7	8	7	—	—	—	(52)	37	64
Other	5	22	37	(1)	11	31	—	—	—	4	33	68

Total trading derivatives	292	(33)	662	(745)	(815)	(839)	—	—	—	(453)	(848)	(177)

Total	258	(254)	(920)	(155)	(59)	(62)	(141)	110	1,398	(38)	(203)	416
Less: realized gains (losses) recorded in interest expense	—	—	—	590	756	777	—	—	—	590	756	777

Gains (losses) on derivative and hedging activities, net	$258	$(254)	$(920)	$(745)	$(815)	$(839)	$(141)	$110	$1,398	$(628)	$(959)	$(361)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Total losses on cash flow hedges	$(7)	$(4)	$(35)
Realized losses recognized in interest expense(1)(2)(3)	16	35	40

Total change in stockholders’ equity for unrealized gains on derivatives	$9	$31	$5

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)

We expect to reclassify $0.3 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2012	December 31, 2011
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,423	$1,326
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	613	841

Total collateral held	$2,036	$2,167

Derivative asset at fair value including accrued interest	$2,570	$2,607

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$973	$1,018

Total collateral pledged	$973	$1,018

Derivative liability at fair value including accrued interest and premium receivable	$1,204	$1,223

(1)	At December 31, 2012 and 2011, $9 million and $26 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $1.0 billion with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $272 million and have posted $273 million of collateral to these counterparties. If the credit contingent feature was triggered for these two

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

counterparties and the counterparties exercised their right to terminate, we would not be required to deliver additional assets to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

8.	Other Assets

The following table provides the detail of our other assets.

	December 31, 2012		December 31, 2011
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Derivatives at fair value	$2,241	27%	$2,202	25%
Accrued interest receivable, net	2,147	26	2,484	29
Income tax asset, net current and deferred	1,478	18	1,427	17
Accounts receivable	1,111	13	1,392	16
Benefit and insurance-related investments	474	6	466	5
Fixed assets, net	215	3	214	3
Other loans, net	137	2	193	2
Other	470	5	280	3

Total	$8,273	100%	$8,658	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At December 31, 2012 and 2011, these balances included $2.4 billion and $2.5 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of December 31, 2012 and 2011, the cumulative mark-to-market adjustment to the hedged debt was $(2.8) billion and $(2.7) billion, respectively.

9.	Stockholders’ Equity

Preferred Stock

At December 31, 2012, we had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). Neither series has a maturity date but can be redeemed at our option. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of our other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of our common stock.

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

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2012, 453 million shares were issued and outstanding and 40 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11—Stock-Based Compensation Plans and Arrangements.”

In March 2011, we retired 70 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $1.9 billion, with corresponding decreases of $14 million in common stock and $1.9 billion in additional paid-in capital. There was no impact to total equity from this transaction.

Dividend and Share Repurchase Program

In 2012, we increased the quarterly dividend on our common stock to $.125 per share, up from $.10 per share in the prior year. In 2012, we authorized the repurchase of up to $900 million of outstanding common stock in open market transactions and we repurchased 58.0 million shares for an aggregate purchase price of $900 million. In 2011, we repurchased 19.1 million shares of common stock at an aggregate price of $300 million under our April 2011 share repurchase program that authorized up to $300 million of share repurchases.

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2012	2011	2010
Common stock repurchased(1)	58,038,239	19,054,115	—
Average purchase price per share(2)	$15.52	$15.77	$—
Shares repurchased related to employee stock-based compensation plans(3)	4,547,785	3,024,662	1,097,647
Average purchase price per share	$15.86	$15.71	$13.44
Common shares issued(4)	6,432,643	3,886,217	1,803,683

(1)	Common shares purchased under our share repurchase program, of which none remained available as of December 31, 2012.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2012 was $17.13.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Years Ended December 31,
(In millions, except per share data)	2012	2011	2010
Numerator:
Net income attributable to SLM Corporation	$939	$633	$530
Preferred stock dividends	20	18	72

Net income attributable to SLM Corporation common stock	$919	$615	$458

Denominator:
Weighted average shares used to compute basic EPS	476	517	487
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	7	6	1

Dilutive potential common shares(2)	7	6	1

Weighted average shares used to compute diluted EPS	483	523	488

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.93	$1.13	$1.08
Discontinued operations	—	.06	(.14)

Total	$1.93	$1.19	$.94

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.90	$1.12	$1.08
Discontinued operations	—	.06	(.14)

Total	$1.90	$1.18	$.94

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the years ended December 31, 2012, 2011 and 2010, securities covering approximately 12 million, 16 million and 15 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

11.	Stock-Based Compensation Plans and Arrangements

As of December 31, 2012, we have one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors. We also maintain the ESPP. Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.

Our SLM Corporation 2012 Omnibus Incentive Plan was approved by shareholders on May 24, 2012. At December 31, 2012, 20 million shares were authorized to be issued from this plan.

An amendment to our ESPP was approved by our shareholders on May 24, 2012 that authorized the issuance of 6 million shares under the plan and kept the terms of the plan substantially the same.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 was $47 million, $56 million and $40 million, respectively. As of December 31, 2012, there was $18 million of total unrecognized compensation expense related to unvested stock awards net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.8 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.

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

Stock Options

Stock options granted prior to 2012 expire 10 years after the grant date, and those granted in 2012 expire in 5 years. The exercise price must be equal to or greater than the market price of our common stock on the grant date. We have granted time-vested, price-vested and performance-vested options to our employees and non-employee directors. Time-vested options granted to management and non-management employees generally vest over three years. Price-vested options granted to management employees vest upon our common stock reaching a targeted closing price for a set number of days. Performance-vested options granted to management employees vest one-third per year for three years based on corporate earnings-related performance targets. Options granted to non-employee directors vest upon the director’s election to the Board.

The fair values of the options granted in the years ended December 31, 2012, 2011 and 2010 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	.60%	1.57%	1.60%
Expected volatility	44%	54%	60%
Expected dividend rate	3.13%	2.58%	0.00%
Expected life of the option	2.8 years	4.1 years	3.3 years
Weighted average fair value of options granted	$4.12	$5.18	$4.40

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes stock option activity for the year ended December 31, 2012.

(Dollars in millions, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2011	32,671,065	$19.78
Granted	2,821,847	15.99
Exercised(2)(3)	(5,221,677)	10.78
Canceled	(4,278,488)	27.92

Outstanding at December 31, 2012(4)(5)	25,992,747	$19.84	5.0 yrs	$86

Exercisable at December 31, 2012	17,653,379	$22.25	4.5 yrs	$59

(1)

The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2012 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2012.

(2)	The total intrinsic value of options exercised was $27 million, $14 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)

No cash was received from option exercises for the year ended December 31, 2012. The actual tax benefit realized for the tax deductions from option exercises totaled $10 million for the year ended December 31, 2012.

(4)

As of December 31, 2012, there was $4 million of unrecognized compensation cost related to stock options net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.4 years.

(5)	For net-settled options, gross number is reflected.

Restricted Stock

Restricted stock awards generally vest over three years and in some cases based on corporate earnings-related performance targets. Outstanding restricted stock is entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying restricted stock award. The fair value of restricted stock awards is based on our stock price at the grant date.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes restricted stock activity for the year ended December 31, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	412,862	$12.07
Granted	60,652	15.99
Vested(1)	(285,722)	13.24
Canceled	—	—

Non-vested at December 31, 2012(2)	187,792	$11.55

(1)	The total fair value of shares that vested during the years ended December 31, 2012, 2011 and 2010 was $4 million, $6 million and $9 million, respectively.

(2)

As of December 31, 2012, there was $.2 million of unrecognized compensation cost related to restricted stock net of estimated forfeitures, which is expected to be recognized over a weighted average period of .8 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equity awards granted to employees that entitle the holder to shares of our common stock when the award vests. RSUs may be time-vested over three years or vested at grant but subject to transfer restrictions, while PSUs vest based on corporate earnings-related performance targets over a three-year period. Outstanding RSUs and PSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying award. The fair value of RSUs and PSUs is based on our stock price at the grant date.

The following table summarizes RSU and PSU activity for the year ended December 31, 2012.

	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	2,730,690	$14.67
Granted	2,746,912	16.00
Vested and converted to common stock(1)	(920,332)	14.60
Canceled	(83,806)	15.41

Outstanding at December 31, 2012(2)	4,473,464	$15.49

(1)	The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2012, 2011 and 2010 was $13 million, $.4 million and $.4 million, respectively.

(2)

As of December 31, 2012, there was $14 million of unrecognized compensation cost related to RSUs/PSUs net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.9 years.

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

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	.13%	.27%	.33%
Expected volatility	29%	42%	61%
Expected dividend rate	3.27%	1.87%	0.00%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$3.01	$3.63	$3.30

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

The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2012, there was $.1 million of unrecognized compensation cost related to the ESPP net of estimated forfeitures, which is expected to be recognized in January 2013.

During the years ended December 31, 2012, 2011 and 2010, plan participants purchased 192,755 shares, 278,266 shares and 205,528 shares, respectively, of our common stock.

12.	Restructuring Activities

Restructuring expenses of $13 million, $9 million and $91 million were recorded in the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts, $12 million, $9 million and $85 million was recognized in continuing operations and $1 million, $0 and $6 million was recognized in discontinued operations, respectively. The following details our restructuring efforts:

•

On March 30, 2010, President Obama signed into law H.R. 4872, HCERA, which included the SAFRA Act. Effective July 1, 2010, the legislation eliminated the authority to provide new loans under FFELP and required all new federal loans to be made through the DSLP. The new law did not alter or affect the terms and conditions of existing FFELP Loans. We have restructured our operations in response to this change in law which resulted in a significant reduction of operating costs due to the elimination of positions and facilities associated with the origination of FFELP Loans. Restructuring expenses associated with this plan were $12 million, $9 million, and $84 million for the years ended December 31, 2012, 2011, and 2010. Restructuring costs under this plan are substantially complete at this time.

•

In response to the College Cost Reduction and Access Act of 2007 (“CCRAA”) and challenges in the capital markets, we initiated a restructuring plan in the fourth quarter of 2007. This plan focused on conforming our lending activities to the economic environment, exiting certain customer relationships and product lines, winding down or otherwise disposing of our debt Purchased Paper businesses, and significantly reducing our operating expenses. This restructuring plan was essentially completed in the fourth quarter of 2009. Under this plan, there were $1 million, $0 and $7 million of restructuring expenses for the years ended December 31, 2012, 2011, and 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Restructuring Activities (Continued)

The following table summarizes the restructuring expenses incurred to date.

(Dollars in millions)	Years Ended December 31,			Cumulative Expense as of December 31,
	2012	2011	2010	2012
Severance costs	$9	$6	$81	$178
Lease and other contract termination costs	1	—	1	12
Exit and other costs	2	3	3	20

Total restructuring expenses from continuing operations(1)	12	9	85	210
Total restructuring expenses from discontinued operations	1	—	6	30

Total	$13	$9	$91	$240

(1)	Aggregate restructuring expenses from continuing operations incurred across our reportable segments are disclosed in “Note 16—Segment Reporting.”

Since the fourth quarter of 2007 through December 31, 2012, cumulative severance costs were incurred in conjunction with aggregate completed and planned position eliminations of approximately 5,500 positions. Position eliminations were across all of our reportable segments, ranging from senior executives to servicing center personnel. Lease and other contract termination costs and exit and other costs incurred during 2012, 2011 and 2010 related primarily to terminated or abandoned facility leases and consulting costs incurred in conjunction with various cost reduction and exit strategies.

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

During the year ended December 31, 2012, there were no significant transfers of financial instruments between levels.

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

Cash and Investments (Including “Restricted Cash and Investments”)

Cash and cash equivalents are carried at cost. Carrying value approximates fair value. Investments classified as trading or available-for-sale are carried at fair value in the financial statements. Investments in mortgage-backed securities are valued using observable market prices. These securities are primarily collateralized by real estate properties in Utah and are guaranteed by either a government sponsored enterprise or the U.S. government. Other investments (primarily municipal bonds) for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. These valuations are immaterial to the overall investment portfolio. The fair value of investments in commercial paper, asset-backed commercial paper, or demand deposits that have a remaining term of less than 90 days when purchased are estimated to equal their cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. No additional adjustments were deemed necessary.

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

counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations by $111 million at December 31, 2012.

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily T-Bill or Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $107 million at December 31, 2012. These derivatives are level 3 fair value estimates.

•

Cross-currency interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives hedging foreign-denominated bonds are valued using the LIBOR swap yield curve (for both USD and the foreign-denominated currency), cross-currency basis spreads, and forward foreign currency exchange rates. The derivatives are primarily British Pound Sterling and Euro denominated. These inputs are observable inputs from active markets. Therefore, the resulting valuation is a level 2 fair value estimate. Amortizing notional derivatives (derivatives whose notional amounts change based on changes in the balance of, or pool of, assets or debt) hedging trust debt use internally derived assumptions for the trust assets’ prepayment speeds and default rates to model the notional amortization. Management makes assumptions concerning the extension features of derivatives hedging rate-reset notes denominated in a foreign currency. These inputs are not market observable; therefore, these derivatives are level 3 fair value estimates.

•

Floor Income Contracts — Derivatives are valued using an option pricing model. Inputs to the model include the LIBOR swap yield curve and LIBOR interest rate volatilities. The inputs are observable inputs in active markets and these derivatives are level 2 fair value estimates.

The carrying value of borrowings designated as the hedged item in a fair value hedge is adjusted for changes in fair value due to benchmark interest rates and foreign-currency exchange rates. These valuations are determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, foreign currency exchange rates, and volatilities.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	December 31, 2012				December 31, 2011
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$63	$—	$63	$—	$59	$—	$59
Guaranteed investment contracts	—	9	—	9	—	20	—	20
Other	—	9	—	9	—	11	—	11

Total available-for-sale investments	—	81	—	81	—	90	—	90
Derivative instruments:(1)
Interest rate swaps	—	1,444	102	1,546	—	1,550	183	1,733
Cross currency interest rate swaps	—	48	1,187	1,235	—	139	1,220	1,359
Other	—	—	4	4	—	—	1	1

Total derivative assets(3)	—	1,492	1,293	2,785	—	1,689	1,404	3,093

Total	$—	$1,573	$1,293	$2,866	$—	$1,779	$1,404	$3,183

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(34)	$(175)	$(209)	$—	$(47)	$(223)	$(270)
Floor Income Contracts	—	(2,154)	—	(2,154)	—	(2,544)	—	(2,544)
Cross currency interest rate swaps	—	(2)	(134)	(136)	—	(44)	(199)	(243)
Other	—	—	—	—	—	—	—	—

Total derivative liabilities(3)	—	(2,190)	(309)	(2,499)	—	(2,635)	(422)	(3,057)

Total	$—	$(2,190)	$(309)	$(2,499)	$—	$(2,635)	$(422)	$(3,057)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Year Ended December 31, 2012
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(40)	$1,021	$1	$982
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(5)	159	3	157
Included in other comprehensive income	—	—	—	—
Settlements	(28)	(127)	—	(155)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(73)	$1,053	$4	$984

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(31)	$55	$4	$28

	Year Ended December 31, 2011
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(90)	$1,427	$26	$1,363
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	69	(176)	33	(74)
Included in other comprehensive income	—	—	—	—
Settlements	(19)	(230)	(58)	(307)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(40)	$1,021	$1	$982

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$6	$(408)	$11	$(391)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

	Year Ended December 31, 2010
		Derivative instruments
(Dollars in millions)	Residual Interests	Interest Rate Swaps	Floor Income Contracts	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Total
Balance, beginning of period	$1,828	$(272)	$(54)	$1,596	$(18)	$1,252	$3,080
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	234	3	(834)	34	(563)	(563)
Included in other comprehensive income	—	—	—	—	—	—	—
Settlements	—	4	51	(208)	10	(143)	(143)
Cumulative effect of accounting change(3)	(1,828)	(56)	—	873	—	817	(1,011)
Transfers in and/or out of level 3	—	—	—	—	—	—	—

Balance, end of period	$—	$(90)	$—	$1,427	$26	$1,363	$1,363

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$111	$—	$(1,010)	$36	$(863)	$(863)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Gains (losses) on derivative and hedging activities, net	$37	$(298)	$(732)
Interest expense	120	224	169

Total	$157	$(74)	$(563)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(3)

On January 1, 2010, upon adoption of new consolidation accounting guidance, all off-balance sheet loans were consolidated on-balance sheet (see “Note 2 — Significant Accounting Policies — Consolidation”). This resulted in the removal of the Residual Interest and the recording of the fair value of swaps previously not in our consolidated results.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2012	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$92	Discounted cash flow	Bid/ask adjustment to discount rate	0.02% — 0.04% (0.05%)

Prime/LIBOR basis swaps	(165)	Discounted cash flow	Constant prepayment rate	4.3%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)

Cross-currency interest rate swaps	1,053	Discounted cash flow	Constant prepayment rate	2.6%
Other	4

Total	$984

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2012			December 31, 2011
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$125,042	$125,612	$(570)	$134,196	$138,130	$(3,934)
Private Education Loans	36,081	36,934	(853)	33,968	36,290	(2,322)
Cash and investments(1)	9,994	9,994	—	9,789	9,789	—

Total earning assets	171,117	172,540	(1,423)	177,953	184,209	(6,256)

Interest-bearing liabilities
Short-term borrowings	19,861	19,856	(5)	29,547	29,573	26
Long-term borrowings	146,210	152,401	6,191	141,605	154,393	12,788

Total interest-bearing liabilities	166,071	172,257	6,186	171,152	183,966	12,814

Derivative financial instruments
Floor Income Contracts	(2,154)	(2,154)	—	(2,544)	(2,544)	—
Interest rate swaps	1,337	1,337	—	1,463	1,463	—
Cross currency interest rate swaps	1,099	1,099	—	1,116	1,116	—
Other	4	4	—	1	1	—

Excess of net asset fair value over carrying value			$4,763			$6,558

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $78 million and $85 million at December 31, 2012 and 2011, respectively, versus a fair value of $81 million and $90 million at December 31, 2012 and 2011, respectively.

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

14.	Commitments, Contingencies and Guarantees

Investor Litigation

In Re SLM Corporation ERISA Litigation. On May 8, 2008, a class action complaint was filed in U.S. District Court for the Southern District of New York against the Company, certain current and former officers, retirement plan fiduciaries, and the Board of Directors of the Company, formerly in the U.S. District Court for the Southern District of New York. The complaint alleged breaches of fiduciary duties and prohibited transactions in violation of the Employee Retirement Income Security Act arising out of alleged false and misleading public statements regarding our business made during the 401K Class Period and investments in our common stock by plan participants in the 401K Plans. The class consists of participants in or beneficiaries of the Sallie Mae 401(K) Retirement Savings Plan and Sallie Mae 401(k) Savings Plan (together, the “401K Plans”) between January 18, 2007 and “the present” whose accounts included investments in our common stock (“401K Class Period”). On September 24, 2010, the District Court dismissed the complaint. The Plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit, however, on December 26, 2012, the Second Circuit affirmed the District Court’s dismissal of the complaint.

Lending and Collection Litigation and Investigations

Mark A. Arthur et al. v. Sallie Mae, Inc. On February 2, 2010, a class action lawsuit was filed by a borrower in U.S. District Court for the Western District of Washington alleging that we contacted consumers on their cellular telephones via autodialer without their consent in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 et seq. (“TCPA”). On October 7, 2011, we entered into an amended settlement agreement under which the Company agreed to a settlement fund of $24.15 million. On December 5, 2012, the U.S. Court of Appeals for the Ninth Circuit dismissed an appeal filed by two individual objectors. We have denied vigorously all claims asserted against us, but agreed to settle to avoid the burden, expense, risk and uncertainty of continued litigation. As of December 31, 2011, we had accrued the entire $24.15 million related to this matter.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	0.1	.8	1.2
Non-deductible goodwill	—	—	9.2
Other, net	(0.5)	(.5)	(.2)

Effective tax rate	34.6%	35.3%	45.2%

The effective tax rates for discontinued operations for the years ended December 31, 2012, 2011 and 2010 are 36.6 percent, 38.0 percent, and 26.7 percent, respectively. The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the establishment of valuation allowances against capital loss carryforwards for the year ended December 31, 2010, and due to the impact of state taxes, net of federal benefit, for the years ended December 31, 2012, 2011 and 2010.

Income tax expense consists of:

	December 31,
(Dollars in millions)	2012	2011	2010
Continuing operations current provision/(benefit):
Federal	$476	$437	$252
State	27	38	37
Foreign	—	—	—

Total continuing operations current provision/(benefit)	503	475	289
Continuing operations deferred provision/(benefit):
Federal	20	(121)	214
State	(26)	(26)	(10)
Foreign	—	—	—

Total continuing operations deferred provision/(benefit)	(6)	(147)	204

Continuing operations provision for income tax expense/(benefit)	497	328	493

Discontinued operations current provision/(benefit):
Federal	$(1)	$(50)	$30
State	—	(5)	7
Foreign	—	—	—

Total discontinued operations current provision/(benefit)	(1)	(55)	37
Discontinued operations deferred provision/(benefit):
Federal	1	68	(56)
State	—	7	(5)
Foreign	—	—	—

Total discontinued operations deferred provision/(benefit)	1	75	(61)

Discontinued operations provision for income tax expense/(benefit)	—	20	(24)

Provision for income tax expense/(benefit)	$497	$348	$469

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2012	2011
Deferred tax assets:
Loan reserves	$940	$959
Market value adjustments on student loans, investments and derivatives	671	595
Stock-based compensation plans	77	78
Deferred revenue	60	62
Operating loss and credit carryovers	38	49
Accrued expenses not currently deductible	34	51
Other	4	48

Total deferred tax assets	1,824	1,842

Deferred tax liabilities:
Gains/(losses) on repurchased debt	306	297
Other	65	74

Total deferred tax liabilities	371	371

Net deferred tax assets	$1,453	$1,471

Included in other deferred tax assets is a valuation allowance of $29 million and $31 million as of December 31, 2012 and 2011, respectively, against a portion of the Company’s federal, state and international deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state capital loss carryovers and state and international net operating loss carryovers that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the economic slowdown, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2012, we have federal capital loss carryovers of $45 million which begin to expire in 2016, apportioned state net operating loss carryforwards of $384 million which begin to expire in 2016, state capital loss carryovers of $32 million which begin to expire in 2015, and international net operating loss carryforwards of $.4 million which begin to expire in 2032.

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2012	2011	2010
Unrecognized tax benefits at beginning of year	$45.9	$41.7	$104.4
Increases resulting from tax positions taken during a prior period	20.0	20.5	13.1
Decreases resulting from tax positions taken during a prior period	(18.0)	(2.1)	(47.5)
Increases/(decreases) resulting from tax positions taken during the current period	11.3	(9.1)	(2.5)
Decreases related to settlements with taxing authorities	(14.7)	—	(87.6)
Increases related to settlements with taxing authorities	—	0.4	69.1
Reductions related to the lapse of statute of limitations	(3.3)	(5.5)	(7.3)

Unrecognized tax benefits at end of year	$41.2	$45.9	$41.7

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

As of December 31, 2012, the gross unrecognized tax benefits are $41.2 million. Included in the $41.2 million are $27.5 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. U.S. federal income tax returns filed for years 2010 and prior have either been audited or surveyed and are now resolved. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

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

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. We will continue to offer loan products to parents and graduate students where we believe we are competitive with similar federal education loan products. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, consisting primarily of late fees. Operating expenses for this segment include costs incurred to acquire and service our loans.

Private Education Loans bear the full credit risk of the customer and cosigner. We manage this risk by underwriting and pricing based upon customized credit scoring criteria and the addition of qualified cosigners. For the year ended December 31, 2012, our annual charge-off rate for Private Education Loans (as a percentage of loans in repayment) was 3.4 percent, as compared to 3.7 percent for the prior year.

In 2012, we originated $3.3 billion of Private Education Loans, an increase of 22 percent and 45 percent from years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and 2011, we had $36.9 billion and $36.3 billion of Private Education Loans outstanding, respectively. At December 31, 2012, 52 percent of our Private Education Loan portfolio was funded to term with non-recourse, long-term securitization debt.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by the Bank, a Utah industrial bank subsidiary regulated by the UDFI and the FDIC. At December 31, 2012, the Bank had total assets of $9.1 billion including $5.5 billion in Private Education Loans. As of the same date, the Bank had total deposits of $7.8 billion. The Bank relies on both retail and brokered deposits to fund its assets and periodically sells originated Private Education Loans to affiliates for inclusion in securitization trusts or collection. The Bank is also a key component of our Campus Solutions, Upromise Rewards and college-savings product businesses. Sallie Mae and its affiliates provide services and technology support to the Bank through various service level agreements.

We face competition for Private Education Loans from a group of the nation’s larger banks and local credit unions.

The following table includes asset information for our Consumer Lending segment.

	December 31,
(Dollars in millions)	2012	2011
Private Education Loans, net	$36,934	$36,290
Cash and investments(1)	2,731	3,113
Other	3,275	3,595

Total assets	$42,940	$42,998

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio and from performing servicing default aversion and contingency collections work on behalf of Guarantors of FFELP Loans and other institutions. With the elimination of FFELP in July 2010, these FFELP-related revenue sources will continue to decline.

•

Servicing revenues from the FFELP Loans we own and manage represent intercompany charges to the FFELP Loans segment at rates paid to us by the trusts which own the loans. These fees are legally the first payment priority of the trusts and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues were $670 million in 2012 compared with $739 million in 2011. Intercompany loan servicing revenues will decline as the FFELP Loan portfolio amortizes. Prepayments of FFELP Loans could further accelerate the rate of decline.

•

In 2012, we earned account maintenance fees and default aversion fees on FFELP Loans serviced for Guarantors of $41 million, down from $46 million in 2011. These fees will continue to decline as the portfolio amortizes. Prepayments of FFELP Loans could further accelerate the rate of decline.

•	In 2012, contingency collection revenue from Guarantor clients totaled $264 million, compared to $246 million from the prior year. We anticipate these revenues will begin to decline steadily in 2013.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

Our primary Business Services activities that are not directly related to the FFELP include:

Upromise

Upromise generates revenue by providing program management services for 529 college-savings plans with assets of $44.7 billion in 31 college-savings plans in 16 states at December 31, 2012. We also generate transaction fees through our Upromise consumer savings network; through December 31, 2012, members have earned approximately $730 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, using the Upromise World MasterCard, or completing other qualified transactions. We earn a fee for the marketing and administrative services we provide to companies that participate in the Upromise savings network. We compete for 529 college-savings plan business with a large array of banks, financial services and other processing companies. We also compete with other loyalty shopping services and companies.

ED Collection and Servicing Contracts

Since 1997, we have provided collection services on defaulted student loans to ED. The current contract runs through December 31, 2013, with one six-month renewal option by ED. There are 21 other collection providers, of which we compete with 16 providers for account allocation based on quarterly performance metrics. The remaining five providers are small businesses who are ensured a particular allocation of business. As a consistent top performer, our share of allocated accounts has ranged from six percent to eight percent for this contract period. In addition, we were ranked first in the last quarterly performance metric and have been ranked first in the long-term performance metric, which is based on the past seven quarterly performance metrics, since the commencement of this contract.

In the second quarter of 2009, ED named Sallie Mae as one of four servicers awarded a servicing contract (the “ED Servicing Contract”) to service all newly disbursed federal loans owned by ED. The ED Servicing Contract covers, among other things, all new Direct Loans disbursed by, or sold to, ED since the contract award date and may extend to Direct Loans originated prior to that date. The contract spans five years with one, five-year renewal at the option of ED. We compete for Direct Loan servicing volume from ED with the three other servicing companies with whom we share the contract. New account allocations for the upcoming contract year are awarded annually based on each company’s performance on five different metrics over the most recently ended contract year: defaulted borrower count, defaulted borrower dollar amount, a survey of borrowers, a survey of schools and a survey of ED personnel (the “ED Scorecard”). Pursuant to the contract terms related to annual volume allocation of new loans, the maximum any servicer could be awarded is 40 percent of net new borrowers in that contract year. Our share of new loans serviced for ED under the ED Servicing Contract decreased to 15 percent in 2012 from 26 percent in the prior contract year as a result of our decrease in our relative standing, as compared to other servicing companies, on the ED Scorecard. We are servicing approximately 4.3 million accounts under the ED Servicing Contract as of December 31, 2012 and generated $84 million of revenue under the contracts for the year ended December 31, 2012.

Other

Our Campus Solutions business offers a suite of solutions designed to help campus business offices increase their services to students and families. The product suite includes electronic billing, collection, payment and refund services plus full tuition payment plan administration. In 2012, we generated servicing revenue from over 1,000 campuses.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

At December 31, 2012 and 2011, the Business Services segment had total assets of $867 million and $912 million, respectively.

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio and the underlying debt and capital funding the loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. In the case of death, disability or bankruptcy of the borrower, these guarantees cover 100 percent of the loan’s principal and accrued interest.

At December 31, 2012, we held $125.6 billion of FFELP Loans, of which 82 percent were funded to term with non-recourse, long-term securitization debt. As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the net interest margin recorded in the FFELP Loans segment is relatively stable and the capital we choose to retain with respect to the segment is modest. In addition to the net interest margin, we earn fee income largely from late fees on the loans.

Our FFELP Loan portfolio will amortize over approximately 20 years. Our goal is to maximize the cash flow generated by the portfolio. We will seek to acquire other third-party FFELP Loan portfolios to add net interest income and servicing revenue.

The Higher Education Act (the “HEA”) continues to regulate every aspect of the FFELP, including ongoing communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly could jeopardize the insurance and guarantees and federal support on these loans. The insurance and guarantees on our existing loans were not affected by the July 2010 termination of the FFELP program.

The following table includes asset information for our FFELP Loans segment.

	December 31,
(Dollars in millions)	2012	2011
FFELP Loans, net	$125,612	$138,130
Cash and investments(1)	5,766	6,067
Other	4,286	4,415

Total assets	$135,664	$148,612

(1)	Includes restricted cash and investments.

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

At December 31, 2012 and 2011, the Other segment had total assets of $1.8 billion and $823 million, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,481	$—	$2,744	$—	$—	$5,225	$858	$(351)	$507	$5,732
Other loans	—	—	—	16	—	16	—	—	—	16
Cash and investments	7	10	11	3	(10)	21	—	—	—	21

Total interest income	2,488	10	2,755	19	(10)	5,262	858	(351)	507	5,769
Total interest expense	825	—	1,591	38	(10)	2,444	115	2 (4)	117	2,561

Net interest income (loss)	1,663	10	1,164	(19)	—	2,818	743	(353)	390	3,208
Less: provisions for loan losses	1,008	—	72	—	—	1,080	—	—	—	1,080

Net interest income (loss) after provisions for loan losses	655	10	1,092	(19)	—	1,738	743	(353)	390	2,128
Servicing revenue	46	910	90	—	(670)	376	—	—	—	376
Contingency revenue	—	356	—	—	—	356	—	—	—	356
Gains on debt repurchases	—	—	—	145	—	145	—	—	—	145
Other income (loss)	—	33	—	15	—	48	(743)	159 (5)	(584)	(536)

Total other income (loss)	46	1,299	90	160	(670)	925	(743)	159	(584)	341
Expenses:
Direct operating expenses	265	462	702	7	(670)	766	—	—	—	766
Overhead expenses	—	—	—	230	—	230	—	—	—	230

Operating expenses	265	462	702	237	(670)	996	—	—	—	996
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	28	28	28
Restructuring expenses	2	6	—	4	—	12	—	—	—	12

Total expenses	267	468	702	241	(670)	1,008	—	28	28	1,036

Income (loss) from continuing operations, before income tax expense (benefit)	434	841	480	(100)	—	1,655	—	(222)	(222)	1,433
Income tax expense (benefit)(3)	156	303	173	(36)	—	596	—	(99)	(99)	497

Net income (loss) from continuing operations	278	538	307	(64)	—	1,059	—	(123)	(123)	936
Income from discontinued operations, net of tax expense	—	—	—	1	—	1	—	—	—	1

Net income (loss)	278	538	307	(63)	—	1,060	—	(123)	(123)	937
Less: net loss attributable to noncontrolling interest	—	(2)	—	—	—	(2)	—	—	—	(2)

Net income (loss) attributable to SLM Corporation	$278	$540	$307	$(63)	$—	$1,062	$—	$(123)	$(123)	$939

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$390	$—	$390
Total other loss	(584)	—	(584)
Goodwill and acquired intangible assets impairment and amortization	—	28	28

Total “Core Earnings” adjustments to GAAP	$(194)	$(28)	(222)

Income tax benefit			(99)

Net loss			$(123)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $42 million of “other derivative accounting adjustments.”

(5)	Represents the $115 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $42 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

	Year Ended December 31, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassi- fications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$2,429	$—	$2,914	$—	$—	$5,343	$902	$(355)		$547	$5,890
Other loans	—	—	—	21	—	21	—	—		—	21
Cash and investments	9	11	5	5	(11)	19	—	—		—	19

Total interest income	2,438	11	2,919	26	(11)	5,383	902	(355)		547	5,930
Total interest expense	804	—	1,472	54	(11)	2,319	71	11	(4)	82	2,401

Net interest income	1,634	11	1,447	(28)	—	3,064	831	(366)		465	3,529
Less: provisions for loan losses	1,179	—	86	30	—	1,295	—	—		—	1,295

Net interest income after provisions for loan losses	455	11	1,361	(58)	—	1,769	831	(366)		465	2,234
Servicing revenue	64	970	85	1	(739)	381	—	—		—	381
Contingency revenue	—	333	—	—	—	333	—	—		—	333
Gains on debt repurchases	—	—	—	64	—	64	(26)	—		(26)	38
Other income (loss)	(9)	70	1	(9)	—	53	(805)	(174	)(5)	(979)	(926)

Total other income (loss)	55	1,373	86	56	(739)	831	(831)	(174)		(1,005)	(174)
Expenses:
Direct operating expenses	304	482	760	12	(739)	819	—	—		—	819
Overhead expenses	—	—	—	281	—	281	—	—		—	281

Operating expenses	304	482	760	293	(739)	1,100	—	—		—	1,100
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	24		24	24
Restructuring expenses	3	3	1	2	—	9	—	—		—	9

Total expenses	307	485	761	295	(739)	1,109	—	24		24	1,133

Income (loss) from continuing operations, before income tax expense (benefit)	203	899	686	(297)	—	1,491	—	(564)		(564)	927
Income tax expense (benefit)(3)	75	330	252	(109)	—	548	—	(220)		(220)	328

Net income (loss) from continuing operations	128	569	434	(188)	—	943	—	(344)		(344)	599
Income from discontinued operations, net of tax expense	—	—	—	33	—	33	—	—		—	33

Net income (loss)	128	569	434	(155)	—	976	—	(344)		(344)	632
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$128	$570	$434	$(155)	$—	$977	$—	$(344)		$(344)	$633

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$465	$—	$465
Total other loss	(1,005)	—	(1,005)
Goodwill and acquired intangible assets impairment and amortization	—	24	24

Total “Core Earnings” adjustments to GAAP	$(540)	$(24)	(564)

Income tax benefit			(220)

Net loss			$(344)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(32) million of “other derivative accounting adjustments.”

(5)	Represents the $(153) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(32) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

	Year Ended December 31, 2010
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtrac- tions)	Total Adjustments(2)
Interest income:
Student loans	$2,353	$—	$2,766	$—	$—	$5,119	$888	$(309)	$579	$5,698
Other loans	—	—	—	30	—	30	—	—	—	30
Cash and investments	14	17	9	3	(17)	26	—	—	—	26

Total interest income	2,367	17	2,775	33	(17)	5,175	888	(309)	579	5,754
Total interest expense	758	—	1,407	45	(17)	2,193	69	13 (4)	82	2,275

Net interest income	1,609	17	1,368	(12)	—	2,982	819	(322)	497	3,479
Less: provisions for loan losses	1,298	—	98	23	—	1,419	—	—	—	1,419

Net interest income after provisions for loan losses	311	17	1,270	(35)	—	1,563	819	(322)	497	2,060
Servicing revenue	72	912	68	1	(648)	405	—	—	—	405
Contingency revenue	—	330	—	—	—	330	—	—	—	330
Gains on debt repurchases	—	—	—	317	—	317		—	—	317
Other income (loss)	—	51	320	13	—	384	(819)	405 (5)	(414)	(30)

Total other income (loss)	72	1,293	388	331	(648)	1,436	(819)	405	(414)	1,022
Expenses:
Direct operating expenses	350	500	736	12	(648)	950	—	—	—	950
Overhead expenses	—	—	—	258	—	258	—	—	—	258

Operating expenses	350	500	736	270	(648)	1,208	—	—	—	1,208
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	699	699	699
Restructuring expenses	12	7	54	12	—	85	—	—	—	85

Total expenses	362	507	790	282	(648)	1,293	—	699	699	1,992

Income (loss) from continuing operations, before income tax expense (benefit)	21	803	868	14	—	1,706	—	(616)	(616)	1,090
Income tax expense (benefit)(3)	8	288	311	4	—	611	—	(118)	(118)	493

Net income (loss) from continuing operations	13	515	557	10	—	1,095	—	(498)	(498)	597
Loss from discontinued operations, net of tax benefit	—	—	—	(67)	—	(67)	—	—	—	(67)

Net income (loss)	$13	$515	$557	$(57)	$—	$1,028	$—	$(498)	$(498)	$530

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2010
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$497	$—	$497
Total other loss	(414)	—	(414)
Goodwill and acquired intangible assets impairment and amortization	—	699	699

Total “Core Earnings” adjustments to GAAP	$83	$(699)	(616)

Income tax benefit			(118)

Net loss			$(498)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(54) million of “other derivative accounting adjustments.”

(5)	Represents the $454 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(54) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Segment Reporting (Continued)

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

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(194)	$(540)	$83
Net impact of goodwill and acquired intangible assets(2)	(28)	(24)	(699)
Net tax effect(3)	99	220	118

Total “Core Earnings” adjustments to GAAP	$(123)	$(344)	$(498)

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

(2) Goodwill and acquired intangible assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.
(3) Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

17.	Discontinued Operations

Our Purchased Paper businesses are presented in discontinued operations for the current and prior periods. In 2009, we sold our Purchased Paper — Mortgage/Properties business for $280 million which resulted in an after-tax loss of $95 million. As a result of this sale, the results of operations of this business were required to be presented in discontinued operations beginning in 2009.

In the fourth quarter of 2010, we began actively marketing for sale our Purchased Paper — Non-Mortgage business and concluded it was probable this business would be sold within one year at which time we would exit the business. The Purchased Paper — Non-Mortgage business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. As a result, we have classified the business as held-for-sale, and, as such, the results of operations of this business were required to be presented in discontinued operations beginning in the fourth quarter of 2010. In connection with this classification, we were required to carry this business at the lower of fair value or historical cost basis. This resulted in us recording an after-tax loss of $52 million from discontinued operations in the fourth quarter of 2010, primarily due to adjusting the value of this business to its estimated fair value. We sold the Purchased Paper — Non-Mortgage business in 2011 which resulted in a $23 million after-tax gain.

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

The following table summarizes the discontinued operations.

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Operations:
Income (loss) from discontinued operations before income taxes	$1	$53	$(91)
Income tax expense (benefit)	—	20	(24)

Income (loss) from discontinued operations, net of taxes	$1	$33	$(67)

18.	Concentrations of Risk

Our business is primarily focused in providing and/or servicing to help students and their families save, plan and pay for college. We primarily originate, service and/or collect loans made to students and their families to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States, through our Private Education Loan programs and as a servicer and collector of loans for ED. In addition we are the largest holder, servicer and collector of loans under the discontinued FFELP. Because of this concentration in one industry, we are exposed to credit, legislative, operational, regulatory, and liquidity risks associated with the student loan industry.

Concentration Risk in the Revenues Associated with Private Education Loans

We compete in the private credit lending business with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. We compete based on our products, origination capability and customer service. To the extent our competitors compete aggressively or more effectively, we could lose market share to them or subject our existing loans to refinancing risk. Our product offerings may not prove to be profitable and may result in higher than expected losses.

We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentrations as a Private Education Loan lender and as a servicer for the FFELP and DSLP. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public resistance to higher education costs increases, or if the demand for higher education loans decreases, our consumer lending business could be negatively affected. In addition, the federal government, through the DSLP, poses significant competition to our private credit loan products. If loan limits under the DSLP increase, DSLP loans could be more widely available to students and their families and DSLP loans could increase, resulting in further decreases in the size of the Private Education Loan market and demand for our Private Education Loan products.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Concentrations of Risk (Continued)

Concentration Risk in the Revenues Associated with FFELP Loans

On July 1, 2010, the HCERA legislation eliminated FFELP Loan originations, a major source of our net income. All federal loans to students are now made through the DSLP. The terms and conditions of existing FFELP Loans were not affected by this legislation. Despite the end of FFELP, Congress, ED and the Administration still exercise significant authority over the servicing and administration of existing FFELP Loans. Because of the ongoing uncertainty around efforts to reduce the federal budget deficit, the timing, method and manner of implementation of various education lending initiatives has become less predictable.

The net interest margin we earn on our FFELP Loans portfolio, which totaled $1.6 billion in 2012, will decline over time as the portfolio amortizes.

We also earn maintenance fees for the life of the loan for servicing the Guarantor’s portfolio of loans. The portfolio that generates the maintenance fee is now in runoff, and the maintenance fees we earn will decline ratably with the portfolio. We earned maintenance fees of $41 million in 2012.

Our student loan contingent collection business is also affected by HCERA. We currently have 15 Guarantors as clients. We earn revenue from Guarantors for collecting defaulted loans as well as for managing their portfolios of defaulted loans. In 2012, collection revenue from Guarantor clients totaled $264 million. We anticipate that revenue from Guarantors will begin to steadily decline as the portfolio of defaulted loans we manage is resolved and amortizes.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Quarterly Financial Information (unaudited)

	2012
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$811	$746	$819	$832
Less: provisions for loan losses	253	243	270	314

Net interest income after provisions for loan losses	558	503	549	518
Gains (losses) on derivative and hedging activities, net	(372)	6	(233)	(28)
Other income	264	197	226	282
Operating expenses	262	239	244	252
Goodwill and acquired intangible assets amortization expense	5	5	5	14
Restructuring expenses	5	3	2	2
Income tax expense	67	168	104	156

Net income from continuing operations	111	291	187	348
Income (loss) from discontinued operations, net of taxes	—	—	—	—

Net income	111	291	187	348
Less: net loss attributable to noncontrolling interest	(1)	(1)	(1)	—

Net income attributable to SLM Corporation	112	292	188	348
Preferred stock dividends	5	5	5	5

Net income attributable to SLM Corporation common stock	$107	$287	$183	$343

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.59	$.39	$.75
Discontinued operations	—	—	—	—

Total	$.21	$.59	$.39	$.75

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.59	$.39	$.74
Discontinued operations	—	—	—	—

Total	$.21	$.59	$.39	$.74

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Quarterly Financial Information (unaudited) (Continued)

	2011
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$898	$868	$885	$879
Less: provisions for loan losses	303	291	409	292

Net interest income after provisions for loan losses	595	577	476	587
Gains (losses) on derivative and hedging activities, net	(242)	(510)	(480)	272
Other income	236	182	180	187
Operating expenses	303	268	285	243
Goodwill and acquired intangible assets amortization expense	6	6	6	5
Restructuring expenses	4	2	1	3
Income tax expense (benefit)	99	(10)	(46)	285

Net income (loss) from continuing operations	177	(17)	(70)	510
Income (loss) from discontinued operations, net of taxes	(2)	11	23	1

Net income (loss)	175	(6)	(47)	511
Preferred stock dividends	4	4	5	5

Net income (loss) attributable to SLM Corporation common stock	$171	$(10)	$(52)	$506

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.32	$(.04)	$(.14)	$1.00
Discontinued operations	—	.02	.04	—

Total	$.32	$(.02)	$(.10)	$1.00

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.32	$(.04)	$(.14)	$.99
Discontinued operations	—	.02	.04	—

Total	$.32	$(.02)	$(.10)	$.99

20.	Subsequent Event

On February 13, 2013, we sold the Residual Interest in a FFELP Consolidation Loan securitization trust to a third party while retaining the servicing rights. Prior to the sale we consolidated the trust as we were the primary beneficiary of the trust. As a result of this sale, we are no longer the primary beneficiary and as a result we deconsolidated the Trust by removing from our balance sheet $3.8 billion and $3.7 billion of trust assets and liabilities, respectively.

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

Legislative Matters

The federal student loan programs are subject to frequent statutory and regulatory changes. The most significant change to the FFELP was with the enactment of the HCERA, which terminated the FFELP as of July 1, 2010.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments are calculated for FFELP Loans first disbursed on or after January 1, 2000. The law allows holders to elect to move the index from the Commercial Paper (“CP”) Rate to the one-month London Inter Bank Offered Rate (“LIBOR”). Such elections have been made by April 1, 2012.

Eligible Lenders, Students and Educational Institutions

Lenders who were eligible to make loans under the FFELP generally included banks, savings and loan associations, credit unions, pension funds and, under some conditions, schools and guaranty agencies. FFELP Loans were made to, or on behalf of, a “qualified student.” A “qualified student” is an individual who

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

PLUS and Supplemental Loans to Students (“SLS”) Loan Programs

The HEA authorizes PLUS Loans to be made to graduate or professional students (effective July 1, 2006) and parents of eligible dependent students and previously authorized SLS Loans to be made to the categories of students subsequently served by the Unsubsidized Stafford Loan program. Borrowers who have no adverse credit history or who are able to secure an endorser without an adverse credit history are eligible for PLUS Loans, as well as some borrowers with extenuating circumstances. The federal assistance applicable to PLUS and SLS Loans are similar to those of Stafford Loans. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, Special Allowance Payments are more restricted.

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

Private Education Loans — Education loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFELP. The Private Education Loans we make are largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or borrowers’ resources. Private Education Loans include loans for higher education (undergraduate and graduate degrees) and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Certain higher education loans have repayment terms similar to FFELP Loans, whereby repayments begin after the borrower leaves school while others require repayment of interest or a fixed pay amount while the borrower is still in school. Our higher education Private Education Loans are not dischargeable in bankruptcy, except in certain limited circumstances.

In the context of our Private Education Loan business, we use the term “non-traditional loans” to describe education loans made to certain customers that have or are expected to have a high default rate as a result of a number of factors, including having a lower tier credit rating, low program completion and graduation rates or, where the customer is expected to graduate, a low expected income relative to the customer’s cost of attendance.

Non-traditional loans are loans to customers attending for-profit schools with an original FICO score of less than 670 and customers attending not-for-profit schools with an original FICO score of less than 640. The FICO score used in determining whether a loan is non-traditional is the greater of the customer or cosigner FICO score at origination.

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

Special Allowance Payment (“SAP”) — FFELP Loans disbursed prior to April 1, 2006 (with the exception of certain PLUS and Supplemental Loans to Students (“SLS”) loans discussed below) generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) must be refunded to ED.

Variable rate PLUS Loans and SLS Loans earn SAP only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. For PLUS Loans disbursed on or after January 1, 2000, this limitation on SAP was repealed effective April 1, 2006.

Variable Rate Floor Income — Variable Rate Floor Income is Floor Income that is earned only through the next date at which the borrower interest rate is reset to a market rate. For FFELP Stafford Loans whose borrower interest rate resets annually on July 1, we may earn Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate.

G-4