Form 10-Q
period 2013-03-31
SLM CORP
filed 2013-05-03
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2013
Common Stock, $0.20 par value	444,210,360 shares

SLM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
FFELP Loans (net of allowance for losses of $147 and $159, respectively)	$119,195	$125,612
Private Education Loans (net of allowance for losses of $2,170 and $2,171 respectively)	37,465	36,934
Investments
Available-for-sale	77	72
Other	929	1,010

Total investments	1,006	1,082
Cash and cash equivalents	3,685	3,900
Restricted cash and investments	4,828	5,011
Goodwill and acquired intangible assets, net	444	448
Other assets	7,463	8,273

Total assets	$174,086	$181,260

Liabilities
Short-term borrowings	$17,254	$19,856
Long-term borrowings	147,887	152,401
Other liabilities	3,791	3,937

Total liabilities	168,932	176,194

Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 540 million and 536 million shares issued, respectively	108	107
Additional paid-in capital	4,291	4,237
Accumulated other comprehensive loss (net of tax benefit of $2 and $3, respectively)	(4)	(6)
Retained earnings	1,723	1,451

Total SLM Corporation stockholders’ equity before treasury stock	6,683	6,354
Less: Common stock held in treasury at cost: 95 million and 83 million shares, respectively	(1,535)	(1,294)

Total SLM Corporation stockholders’ equity	5,148	5,060
Noncontrolling interest	6	6

Total equity	5,154	5,066

Total liabilities and equity	$174,086	$181,260

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2013	December 31, 2012
FFELP Loans	$114,621	$121,059
Private Education Loans	26,310	26,072
Restricted cash and investments	4,648	4,826
Other assets	1,726	2,312
Short-term borrowings	7,506	9,551
Long-term borrowings	126,697	131,518

Net assets of consolidated variable interest entities	$13,102	$13,200

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
FFELP Loans	$735	$842
Private Education Loans	623	625
Other loans	3	5
Cash and investments	5	5

Total interest income	1,366	1,477
Total interest expense	571	666

Net interest income	795	811
Less: provisions for loan losses	241	253

Net interest income after provisions for loan losses	554	558

Other income (loss):
Losses on derivative and hedging activities, net	(31)	(372)
Servicing revenue	96	97
Contingency revenue	99	90
Gains on debt repurchases	23	37
Other	90	40

Total other income (loss)	277	(108)

Expenses:
Salaries and benefits	138	127
Other operating expenses	132	135

Total operating expenses	270	262
Goodwill and acquired intangible assets impairment and amortization expense	4	5
Restructuring expenses	—	5

Total expenses	274	272

Income before income tax expense	557	178
Income tax expense	211	67

Net income	346	111
Less: net loss attributable to noncontrolling interest	—	(1)

Net income attributable to SLM Corporation	346	112
Preferred stock dividends	5	5

Net income attributable to SLM Corporation common stock	$341	$107

Basic earnings per common share attributable to SLM Corporation	$.76	$.21

Average common shares outstanding	451	503

Diluted earnings per common share attributable to SLM Corporation	$.74	$.21

Average common and common equivalent shares outstanding	458	510

Dividends per common share attributable to SLM Corporation	$.15	$.125

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$346	$111
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	1	(2)
Reclassification adjustments for derivative losses included in net income (interest expense)	3	10

Total unrealized gains on derivatives	4	8
Unrealized losses on investments	(1)	—
Income tax expense	(1)	(3)

Other comprehensive income, net of tax	2	5

Comprehensive income	348	116
Less: comprehensive loss attributable to noncontrolling interest	—	(1)

Total comprehensive income attributable to SLM Corporation	$348	$117

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251
Comprehensive income:
Net income (loss)									112		112	(1)	111
Other comprehensive income, net of tax								5			5		5

Total comprehensive income											117	(1)	116
Cash dividends:
Common stock ($0.125 per share)									(63)		(63)		(63)
Preferred stock, series A ($0.87 per share)									(3)		(3)		(3)
Preferred stock, series B ($0.57 per share)									(2)		(2)		(2)
Issuance of common shares		3,171,484		3,171,484			27				27		27
Tax benefit related to employee stock-based compensation plans							(3)				(3)		(3)
Stock-based compensation expense							22				22		22
Common stock repurchased			(16,703,182)	(16,703,182)						(268)	(268)		(268)
Shares repurchased related to employee stock-based compensation plans			(2,056,977)	(2,056,977)						(32)	(32)		(32)

Balance at March 31, 2012	7,300,000	532,246,806	(39,084,156)	493,162,650	$565	$106	$4,182	$(9)	$814	$(620)	$5,038	$7	$5,045

Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066
Comprehensive income:
Net income									346		346		346
Other comprehensive income, net of tax								2			2		2

Total comprehensive income											348		348
Cash dividends:
Common stock ($0.15 per share)									(68)		(68)		(68)
Preferred stock, series A ($0.87 per share)									(3)		(3)		(3)
Preferred stock, series B ($0.49 per share)									(2)		(2)		(2)
Dividend equivalent units related to employee stock-based compensation plans									(1)		(1)		(1)
Issuance of common shares		4,157,795		4,157,795		1	33				34		34
Tax benefit related to employee stock-based compensation plans							2				2		2
Stock-based compensation expense							19				19		19
Common stock repurchased			(10,220,804)	(10,220,804)						(199)	(199)		(199)
Shares repurchased related to employee stock-based compensation plans			(2,324,575)	(2,324,575)						(42)	(42)		(42)

Balance at March 31, 2013	7,300,000	539,665,760	(95,455,400)	444,210,360	$565	$108	$4,291	$(4)	$1,723	$(1,535)	$5,148	$6	$5,154

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$346	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on debt repurchases and loan sales	(78)	(37)
Goodwill and acquired intangible assets impairment and amortization expense	4	5
Stock-based compensation expense	19	22
Unrealized (gains) losses on derivative and hedging activities	(138)	193
Provisions for loan losses	241	253
(Increase) decrease in restricted cash — other	(3)	29
Decrease in accrued interest receivable	19	5
Increase in accrued interest payable	2	39
Decrease in other assets	292	109
Decrease in other liabilities	(175)	(138)

Total adjustments	183	480

Total net cash provided by operating activities	529	591

Investing activities
Student loans acquired and originated	(1,559)	(1,658)
Reduction of student loans:
Installment payments, claims and other	3,349	3,391
Proceeds from sales of student loans	226	135
Other investing activities, net	65	121
Purchases of available-for-sale securities	(14)	(14)
Proceeds from maturities of available-for-sale securities	9	12
Purchases of other securities	(93)	(80)
Proceeds from maturities of other securities	94	78
Decrease (increase) in restricted cash – variable interest entities	107	(44)

Total net cash provided by investing activities	2,184	1,941

Financing activities
Borrowings collateralized by loans in trust — issued	2,588	2,115
Borrowings collateralized by loans in trust — repaid	(3,182)	(3,817)
Asset-backed commercial paper conduits, net	427	1,728
ED Conduit Program facility, net	(2,583)	(3,198)
Other short-term borrowings issued	—	23
Other short-term borrowings repaid	(114)	(23)
Other long-term borrowings issued	1,489	1,584
Other long-term borrowings repaid	(1,319)	(454)
Other financing activities, net	(358)	(93)
Retail and other deposits, net	396	188
Common stock repurchased	(199)	(268)
Common stock dividends paid	(68)	(63)
Preferred stock dividends paid	(5)	(5)

Net cash used in financing activities	(2,928)	(2,283)

Net (decrease) increase in cash and cash equivalents	(215)	249
Cash and cash equivalents at beginning of period	3,900	2,794

Cash and cash equivalents at end of period	$3,685	$3,043

Supplemental disclosures of cash flow information:
Cash disbursements made (refunds received) for:
Interest	$568	$632

Income taxes paid	$15	$46

Income taxes received	$(1)	$(5)

Noncash activity:
Investing activity — Student loans and other assets acquired	$—	$402

Student loans and other assets removed related to sale of Residual Interest in securitization	$(3,665)	$—

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$—	$425

Borrowings removed related to sale of Residual Interest in securitization	$(3,681)	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2013 and for the three months ended

March 31, 2013 and 2012 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Consolidation

In first-quarter 2013 we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. Prior to the sale of the Residual Interest we had consolidated the trust as a VIE because we had met the two criteria for consolidation of a VIE. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interest we are no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trust. As a result of this transaction we removed trust assets of $3.8 billion and the related liabilities of $3.7 billion from the balance sheet and recorded a $55 million gain as part of “other income.”

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2012 to be consistent with classifications adopted for 2013, and had no effect on net income, total assets, or total liabilities.

Recently Adopted Accounting Standards

Accumulated Other Comprehensive Income

On January 1, 2013, we adopted Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220), “Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.” The objective of this new guidance is to improve the reporting of reclassifications out of accumulated other comprehensive income. The impact of adopting this new guidance was immaterial and there was no impact on our results of operations.

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	16	225	—	241
Charge-offs(1)	(22)	(232)	(5)	(259)
Student loan sales	(6)	—	—	(6)
Reclassification of interest reserve(2)	—	6	—	6

Ending balance	$147	$2,170	$42	$2,359

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,157	$31	$1,188
Ending balance: collectively evaluated for impairment	$147	$1,013	$11	$1,171
Loans:
Ending balance: individually evaluated for impairment	$—	$8,018	$65	$8,083
Ending balance: collectively evaluated for impairment	$118,058	$32,389	$106	$150,553
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.97%	10.95%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	2.87%	10.95%
Allowance as a percentage of the ending total loan balance	.12%	5.37%	24.55%
Allowance as a percentage of the ending loans in repayment	.17%	6.88%	24.55%
Allowance coverage of charge-offs (annualized)	1.6	2.3	2.1
Ending total loans(3)	$118,058	$40,407	$171
Average loans in repayment	$87,256	$31,645	$179
Ending loans in repayment	$85,304	$31,533	$171

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Allowance for Loan Losses
	Three Months Ended March 31, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$187	$2,171	$69	$2,427
Total provision	18	235	—	253
Charge-offs(1)	(23)	(224)	(5)	(252)
Student loan sales	(2)	—	—	(2)
Reclassification of interest reserve(2)	—	8	—	8

Ending balance	$180	$2,190	$64	$2,434

Allowance:
Ending balance: individually evaluated for impairment	$—	$853	$48	$901
Ending balance: collectively evaluated for impairment	$180	$1,337	$16	$1,533
Loans:
Ending balance: individually evaluated for impairment	$—	$6,030	$88	$6,118
Ending balance: collectively evaluated for impairment	$134,490	$33,745	$160	$168,395
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.96%	7.17%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.84%	7.17%
Allowance as a percentage of the ending total loan balance	.13%	5.51%	26.0%
Allowance as a percentage of the ending loans in repayment	.20%	7.24%	26.0%
Allowance coverage of charge-offs (annualized)	2.0	2.4	3.6
Ending total loans(3)	$134,490	$39,775	$248
Average loans in repayment	$93,150	$30,378	$252
Ending loans in repayment	$92,224	$30,236	$248

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

	Private Education Loans Credit Quality Indicators
	March 31, 2013		December 31, 2012
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$35,947	92%	$35,347	92%
Non-Traditional(1)	3,121	8	3,207	8

Total	$39,068	100%	$38,554	100%

Cosigners:
With cosigner	$25,646	66%	$24,907	65%
Without cosigner	13,422	34	13,647	35

Total	$39,068	100%	$38,554	100%

Seasoning(2):
1-12 payments	$7,186	19%	$7,371	19%
13-24 payments	5,834	15	6,137	16
25-36 payments	5,908	15	6,037	16
37-48 payments	4,838	12	4,780	12
More than 48 payments	8,868	23	8,325	22
Not yet in repayment	6,434	16	5,904	15

Total	$39,068	100%	$38,554	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	March 31, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$17,324		$17,702
Loans in forbearance(2)	15,430		15,902
Loans in repayment and percentage of each status:
Loans current	71,792	84.2%	75,499	83.2%
Loans delinquent 31-60 days(3)	4,186	4.9	4,710	5.2
Loans delinquent 61-90 days(3)	2,441	2.9	2,788	3.1
Loans delinquent greater than 90 days(3)	6,885	8.0	7,734	8.5

Total FFELP Loans in repayment	85,304	100%	90,731	100%

Total FFELP Loans, gross	118,058		124,335
FFELP Loan unamortized premium	1,284		1,436

Total FFELP Loans	119,342		125,771
FFELP Loan allowance for losses	(147)		(159)

FFELP Loans, net	$119,195		$125,612

Percentage of FFELP Loans in repayment		72.3%		73.0%

Delinquencies as a percentage of FFELP Loans in repayment		15.8%		16.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.3%		14.9%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Private Education Traditional Loan Delinquencies
	March 31, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,959		$5,421
Loans in forbearance(2)	966		996
Loans in repayment and percentage of each status:
Loans current	27,072	93.2%	26,597	91.9%
Loans delinquent 31-60 days(3)	597	2.1	837	2.9
Loans delinquent 61-90 days(3)	393	1.4	375	1.3
Loans delinquent greater than 90 days(3)	960	3.3	1,121	3.9

Total traditional loans in repayment	29,022	100%	28,930	100%

Total traditional loans, gross	35,947		35,347
Traditional loans unamortized discount	(691)		(713)

Total traditional loans	35,256		34,634
Traditional loans receivable for partially charged-off loans	799		797
Traditional loans allowance for losses	(1,643)		(1,637)

Traditional loans, net	$34,412		$33,794

Percentage of traditional loans in repayment		80.7%		81.9%

Delinquencies as a percentage of traditional loans in repayment		6.7%		8.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.2%		3.3%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Private Education Non-Traditional Loan Delinquencies
	March 31, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$475		$483
Loans in forbearance(2)	135		140
Loans in repayment and percentage of each status:
Loans current	1,997	79.6%	1,978	76.5%
Loans delinquent 31-60 days(3)	134	5.3	175	6.8
Loans delinquent 61-90 days(3)	98	3.9	106	4.1
Loans delinquent greater than 90 days(3)	282	11.2	325	12.6

Total non-traditional loans in repayment	2,511	100%	2,584	100%

Total non-traditional loans, gross	3,121		3,207
Non-traditional loans unamortized discount	(81)		(83)

Total non-traditional loans	3,040		3,124
Non-traditional loans receivable for partially charged-off loans	540		550
Non-traditional loans allowance for losses	(527)		(534)

Non-traditional loans, net	$3,053		$3,140

Percentage of non-traditional loans in repayment		80.4%		80.6%

Delinquencies as a percentage of non-traditional loans in repayment		20.5%		23.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.1%		5.1%

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $209 million and $151 million in allowance for Private Education Loan losses at March 31, 2013 and 2012, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

The following table summarizes the activity in the receivable for partially charged-off loans.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Receivable at beginning of period	$1,347	$1,241
Expected future recoveries of current period defaults(1)	78	69
Recoveries(2)	(68)	(50)
Charge-offs(3)	(18)	(10)

Receivable at end of period	1,339	1,250
Allowance for estimated recovery shortfalls(4)	(209)	(151)

Net receivable at end of period	$1,130	$1,099

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.2 billion overall allowance for Private Education Loan losses as of March 31, 2013 and 2012, respectively.

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

which we have granted either cumulative forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Forbearance provides customers the ability to defer payments for a period of time, but does not result in the forgiveness of any principal or interest. While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. The recorded investment of loans granted a forbearance that were classified as TDRs was $6.8 billion and $6.4 billion at March 31, 2013 and December 31, 2012, respectively. The recorded investment for TDRs from loans granted interest rate reductions or extended repayment plans was $0.9 billion at both March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, the percentage of loans granted forbearance that have migrated to a TDR classification due to the extension of the original forbearance period was 45 percent and 43 percent, respectively.

At March 31, 2013 and December 31, 2012, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
March 31, 2013
Private Education Loans — Traditional	$6,379	$6,460	$874
Private Education Loans — Non-Traditional	1,335	1,345	283

Total	$7,714	$7,805	$1,157

December 31, 2012
Private Education Loans — Traditional	$5,999	$6,074	$844
Private Education Loans — Non-Traditional	1,295	1,303	282

Total	$7,294	$7,377	$1,126

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our troubled debt restructuring loans.

	Three Months Ended March 31,
	2013		2012
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$6,328	$96	$4,507	$73
Private Education Loans — Non-Traditional	1,370	27	1,110	25

Total	$7,698	$123	$5,617	$98

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

The following tables provide information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	March 31, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$687		$574
Loans in forbearance(2)	565		544
Loans in repayment and percentage of each status:
Loans current	5,073	77.4%	4,619	73.8%
Loans delinquent 31-60 days(3)	397	6.1	478	7.6
Loans delinquent 61-90 days(3)	293	4.5	254	4.1
Loans delinquent greater than 90 days(3)	790	12.0	908	14.5

Total TDR loans in repayment	6,553	100%	6,259	100%

Total TDR loans, gross	$7,805		$7,377

(1)	Loans for customers who have requested and qualify for permitted program deferments such as military, unemployment, or economic hardships.

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

	Three Months Ended March 31,
	2013			2012
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$545	$97	$216	$657	$65	$404
Private Education Loans — Non-Traditional	90	34	57	140	29	128

Total	$635	$131	$273	$797	$94	$532

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2013
Private Education Loans — Traditional	$822	$34	$47
Private Education Loans — Non-Traditional	96	14	21

Total	$918	$48	$68

December 31, 2012
Private Education Loans — Traditional	$798	$39	$45
Private Education Loans — Non-Traditional	106	16	22

Total	$904	$55	$67

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings

The following table summarizes our borrowings.

	March 31, 2013			December 31, 2012
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,778	$15,167	$17,945	$2,319	$15,446	$17,765
Brokered deposits	1,170	2,782	3,952	979	3,088	4,067
Retail and other deposits	3,643	—	3,643	3,247	—	3,247
Other(1)	1,240	—	1,240	1,609	—	1,609

Total unsecured borrowings	8,831	17,949	26,780	8,154	18,534	26,688

Secured borrowings:
FFELP Loan securitizations	—	100,750	100,750	—	105,525	105,525
Private Education Loan securitizations	—	20,252	20,252	—	19,656	19,656
ED Conduit Program Facility	6,967	—	6,967	9,551	—	9,551
FFELP ABCP Facility	—	5,114	5,114	—	4,154	4,154
Private Education Loan ABCP Facility	539	—	539	—	1,070	1,070
Acquisition financing(2)	—	576	576	—	673	673
FHLB-DM Facility	880	1,220	2,100	2,100	—	2,100

Total secured borrowings	8,386	127,912	136,298	11,651	131,078	142,729

Total before hedge accounting adjustments	17,217	145,861	163,078	19,805	149,612	169,417
Hedge accounting adjustments	37	2,026	2,063	51	2,789	2,840

Total	$17,254	$147,887	$165,141	$19,856	$152,401	$172,257

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (continued)

Secured Borrowings

The tables below summarize all of our financing entities that are VIEs which we consolidate as a result of being the entities’ primary beneficiary. As such, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs:

	March 31, 2013
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$6,967	$—	$6,967	$7,056	$295	$99	$7,450
FFELP ABCP Facility	—	5,114	5,114	5,430	108	76	5,614
Private Education Loan ABCP Facility	539	—	539	989	173	21	1,183
Securitizations — FFELP Loans	—	100,750	100,750	102,135	3,618	575	106,328
Securitizations — Private Education Loans	—	20,252	20,252	25,321	454	550	26,325

Total before hedge accounting adjustments	7,506	126,116	133,622	140,931	4,648	1,321	146,900
Hedge accounting adjustments	—	581	581	—	—	405	405

Total	$7,506	$126,697	$134,203	$140,931	$4,648	$1,726	$147,305

	December 31, 2012
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
ED Conduit Program Facility	$9,551	$—	$9,551	$9,645	$410	$134	$10,189
FFELP ABCP Facility	—	4,154	4,154	4,405	77	63	4,545
Private Education Loan ABCP Facility	—	1,070	1,070	1,454	302	33	1,789
Securitizations — FFELP Loans	—	105,525	105,525	107,009	3,652	608	111,269
Securitizations — Private Education Loans	—	19,656	19,656	24,618	385	545	25,548

Total before hedge accounting adjustments	9,551	130,405	139,956	147,131	4,826	1,383	153,340
Hedge accounting adjustments	—	1,113	1,113	—	—	929	929

Total	$9,551	$131,518	$141,069	$147,131	$4,826	$2,312	$154,269

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (continued)

Securitizations

The following table summarizes the securitization transactions that occurred during the year ended December 31, 2012 and the three months ended March 31, 2013.

(Dollars in millions)				AAA-rated bonds
Issue	Date Issued	Total Issued		Weighted Average Interest Rate	Weighted Average Life
FFELP:
2012-1	January 2012	$765		1 month LIBOR plus 0.91%	4.6 years
2012-2	March 2012	824		1 month LIBOR plus 0.70%	4.7 years
2012-3	May 2012	1,252		1 month LIBOR plus 0.65%	4.6 years
2012-4	June 2012	1,491	(1)	1 month LIBOR plus 1.10%	8.2 years
2011-3	July 2012	24		N/A (Retained B Notes sold)
2012-4	July 2012	45		N/A (Retained B Notes sold)
2012-5	July 2012	1,252		1 month LIBOR plus 0.67%	4.5 years
2012-6	September 2012	1,249		1 month LIBOR plus 0.62%	4.6 years
2012-7	November 2012	1,251		1 month LIBOR plus 0.55%	4.5 years
2012-8	December 2012	1,527		1 month LIBOR plus 0.90%	7.8 years

Total bonds issued in 2012		$9,680

Total loan amount securitized in 2012		$9,565

2013-1	February 2013	$1,249		1 month LIBOR plus 0.46%	4.3 years

Total bonds issued in first-quarter 2013		$1,249

Total loan amount securitized in first-quarter 2013		$1,250

Private Education:
2012-A	February 2012	$547		1 month LIBOR plus 2.17%	3.0 years
2012-B	April 2012	891		1 month LIBOR plus 2.12%	2.9 years
2012-C	May 2012	1,135		1 month LIBOR plus 1.77%	2.6 years
2012-D	July 2012	640		1 month LIBOR plus 1.69%	2.5 years
2012-E	October 2012	976		1 month LIBOR plus 1.22%	2.6 years

Total bonds issued in 2012		$4,189

Total loan amount securitized in 2012		$5,557

2013-R1	January 2013	$254		1 month LIBOR plus 1.75%	6.3 years
2013-A	March 2013	1,108		1 month LIBOR plus 0.81%	2.6 years

Total bonds issued in first-quarter 2013		$1,362

Total loan amount securitized in first-quarter 2013		$1,307

(1)	Total size excludes subordinated tranche that was retained at issuance totaling $45 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (continued)

2013 Sale of FFELP Securitization Trust Residual Interest

On February 13, 2013, we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. The sale removed student loan assets of $3.8 billion and related liabilities of $3.7 billion from our balance sheet.

Additional, Recent Borrowing-Related Transactions

Senior Unsecured Debt

On January 28, 2013, we issued $1.5 billion of senior unsecured bonds.

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2012 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2012 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2013 and December 31, 2012, and their impact on other comprehensive income and earnings for the three months ended March 31, 2013 and 2012.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$1	$—	$1,237	$1,396	$127	$150	$1,365	$1,546
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	731	1,165	23	70	754	1,235
Other(2)	Interest rate	—	—	—	—	—	4	—	4

Total derivative assets(3)		1	—	1,968	2,561	150	224	2,119	2,785
Derivative Liabilities:
Interest rate swaps	Interest rate	(8)	(11)	(14)	(1)	(193)	(197)	(215)	(209)
Floor Income Contracts	Interest rate	—	—	—	—	(1,969)	(2,154)	(1,969)	(2,154)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(258)	(136)	—	—	(258)	(136)

Total derivative liabilities(3)		(8)	(11)	(272)	(137)	(2,162)	(2,351)	(2,442)	(2,499)

Net total derivatives		$(7)	$(11)	$1,696	$2,424	$(2,012)	$(2,127)	$(323)	$286

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility.

(3)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Gross position	$2,119	$2,785	$(2,442)	$(2,499)
Impact of master netting agreements	(435)	(544)	435	544

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,684	2,241	(2,007)	(1,955)
Cash collateral (held) pledged	(1,239)	(1,423)	893	973

Net position	$445	$818	$(1,114)	$(982)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at March 31, 2013 and December 31, 2012 by $71 million and $111 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2013 and December 31, 2012 by $102 million and $107 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2013	Dec. 31, 2012
Notional Values:
Interest rate swaps	$0.7	$0.7	$15.8	$15.8	$55.5	$56.9	$72.0	$73.4
Floor Income Contracts	—	—	—	—	36.8	51.6	36.8	51.6
Cross-currency interest rate swaps	—	—	12.5	13.7	.3	0.3	12.8	14.0
Other(1)	—	—	—	—	1.2	1.4	1.2	1.4

Total derivatives	$0.7	$0.7	$28.3	$29.5	$93.8	$110.2	$122.8	$140.4

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Fair Value Hedges:
Interest rate swaps	$(172)	$(148)	$109	$113	$195	$156	$132	$121
Cross-currency interest rate swaps	(556)	192	21	61	552	(453)	17	(200)

Total fair value derivatives	(728)	44	130	174	747	(297)	149	(79)
Cash Flow Hedges:
Interest rate swaps	—	—	(3)	(7)	—	—	(3)	(7)

Total cash flow derivatives	—	—	(3)	(7)	—	—	(3)	(7)
Trading:
Interest rate swaps	(19)	(39)	24	35	—	—	5	(4)
Floor Income Contracts	189	136	(213)	(215)	—	—	(24)	(79)
Cross-currency interest rate swaps	(47)	(33)	20	2	—	—	(27)	(31)
Other	(4)	(4)	—	(1)	—	—	(4)	(5)

Total trading derivatives	119	60	(169)	(179)	—	—	(50)	(119)

Total	(609)	104	(42)	(12)	747	(297)	96	(205)
Less: realized gains (losses) recorded in interest expense	—	—	127	167	—	—	127	167

Gains (losses) on derivative and hedging activities, net	$(609)	$104	$(169)	$(179)	$747	$(297)	$(31)	$(372)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2013	December 31, 2012
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$1,239	$1,423
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	488	613

Total collateral held	$1,727	$2,036

Derivative asset at fair value including accrued interest	$1,972	$2,570

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$893	$973

Total collateral pledged	$893	$973

Derivative liability at fair value including accrued interest and premium receivable	$1,231	$1,204

(1)	At March 31, 2013 and December 31, 2012, $0 and $9 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $940 million with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $254 million and have posted $251 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would be required to deliver additional assets of $3 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

	March 31, 2013		December 31, 2012
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$2,129	29%	$2,147	26%
Derivatives at fair value	1,684	23	2,241	27
Income tax asset, net current and deferred	1,280	17	1,478	18
Accounts receivable	1,099	15	1,111	13
Benefit and insurance-related investments	475	6	474	6
Fixed assets, net	226	3	215	3
Other loans, net	129	2	137	2
Other	441	5	470	5

Total	$7,463	100%	$8,273	100%

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At March 31, 2013 and December 31, 2012, these balances included $1.7 billion and $2.4 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of March 31, 2013 and December 31, 2012, the cumulative mark-to-market adjustment to the hedged debt was $(2.1) billion and $(2.8) billion, respectively.

6.	Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
	2013	2012
Common shares repurchased(1)	10,220,804	16,703,182
Average purchase price per share(2)	$19.49	$16.04

Shares repurchased related to employee stock-based compensation plans(3)	2,324,575	2,056,977
Average purchase price per share	$18.11	$15.33

Common shares issued(4)	4,157,795	3,171,484

(1)	Common shares purchased under our share repurchase program, of which $201 million remains available as of March 31, 2013.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 28, 2013 was $20.50.

Dividend and Share Repurchase Program

In the first-quarter 2013, we paid a common stock dividend of $0.15 per common share, up from $0.125 per common share in the prior year.

For the first-quarter 2013, we repurchased 10 million shares of common stock for $199 million. The shares were repurchased under the Company’s February 2013 share repurchase program that authorizes up to $400 million of share repurchases.

In 2012, we authorized the repurchase of up to $900 million of outstanding common stock in open market transactions and we repurchased 58 million shares for an aggregate purchase price of $900 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Numerator:
Net income attributable to SLM Corporation	$346	$112
Preferred stock dividends	5	5

Net income attributable to SLM Corporation common stock	$341	$107

Denominator:
Weighted average shares used to compute basic EPS	451	503
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	7	7

Dilutive potential common shares(2)	7	7

Weighted average shares used to compute diluted EPS	458	510

Basic earnings per common share attributable to SLM Corporation	$.76	$.21

Diluted earnings per common share attributable to SLM Corporation	$.74	$.21

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the three months ended March 31, 2013 and 2012, securities covering approximately 5 million and 12 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

8.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 13 — Fair Value Measurements” in our 2012 Form 10-K for a full discussion.

During the three months ended March 31, 2013, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2013				December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$67	$—	$67	$—	$63	$—	$63
Guaranteed investment contracts	—	8	—	8	—	9	—	9
Other	—	10	—	10	—	9	—	9

Total available-for-sale investments	—	85	—	85	—	81	—	81
Derivative instruments:(1)
Interest rate swaps	—	1,275	90	1,365	—	1,444	102	1,546
Cross-currency interest rate swaps	—	26	728	754	—	48	1,187	1,235
Other	—	—	—	—	—	—	4	4

Total derivative assets(3)	—	1,301	818	2,119	—	1,492	1,293	2,785

Total	$—	$1,386	$818	$2,204	$—	$1,573	$1,293	$2,866

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(49)	$(166)	$(215)	$—	$(34)	$(175)	$(209)
Floor Income Contracts	—	(1,969)	—	(1,969)	—	(2,154)	—	(2,154)
Cross-currency interest rate swaps	—	—	(258)	(258)	—	(2)	(134)	(136)
Other	—	—	—	—	—	—	—	—

Total derivative liabilities(3)	—	(2,018)	(424)	(2,442)	—	(2,190)	(309)	(2,499)

Total	$—	$(2,018)	$(424)	$(2,442)	$—	$(2,190)	$(309)	$(2,499)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

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

	Three Months Ended March 31, 2013
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross- Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(73)	$1,053	$4	$984
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	5	(546)	(5)	(546)
Included in other comprehensive income	—	—	—	—
Settlements	(8)	(37)	1	(44)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(76)	$470	$—	$394

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(3)	$(514)	$(5)	$(522)

	Three Months Ended March 31, 2012
	Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross- Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(40)	$1,021	$1	$982
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(4)	170	(5)	161
Included in other comprehensive income	—	—	—	—
Settlements	(12)	(46)	—	(58)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(56)	$1,145	$(4)	$1,085

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(16)	$124	$(4)	$104

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Gains (losses) on derivative and hedging activities, net	$(562)	$116
Interest expense	16	45

Total	$(546)	$161

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2013	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$81	Discounted cash flow	Bid/ask adjustment to discount rate	0.03% — 0.05% (0.04%)

Prime/LIBOR basis swaps	(157)	Discounted cash flow	Constant prepayment rate	4.3%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)
Cross-currency interest rate swaps	470	Discounted cash flow	Constant prepayment rate	2.6%

Total	$394

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2013			December 31, 2012
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$119,294	$119,195	$99	$125,042	$125,612	$(570)
Private Education Loans	37,214	37,465	(251)	36,081	36,934	(853)
Cash and investments(1)	9,519	9,519	—	9,994	9,994	—

Total earning assets	166,027	166,179	(152)	171,117	172,540	(1,423)

Interest-bearing liabilities
Short-term borrowings	17,250	17,254	4	19,861	19,856	(5)
Long-term borrowings	144,203	147,887	3,684	146,210	152,401	6,191

Total interest-bearing liabilities	161,453	165,141	3,688	166,071	172,257	6,186

Derivative financial instruments
Floor Income Contracts	(1,969)	(1,969)	—	(2,154)	(2,154)	—
Interest rate swaps	1,150	1,150	—	1,337	1,337	—
Cross-currency interest rate swaps	496	496	—	1,099	1,099	—
Other	—	—	—	4	4	—

Excess of net asset fair value over carrying value			$3,536			$4,763

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $83 million and $78 million at March 31, 2013 and December 31, 2012, respectively, versus a fair value of $85 million and $81 million at March 31, 2013 and December 31, 2012, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily consisting of late fees.

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2013	December 31, 2012
Private Education Loans, net	$37,465	$36,934
Cash and investments(1)	3,107	2,731
Other	3,095	3,275

Total assets	$43,667	$42,940

(1)	Includes restricted cash and investments.

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

At March 31, 2013 and December 31, 2012, the Business Services segment had total assets of $883 million and $867 million, respectively.

FFELP Loans Segment

Our FFELP Loans segment consists of our $119.2 billion FFELP Loan portfolio at March 31, 2013 and underlying debt and capital funding these loans. FFELP Loans are no longer originated but we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes.

The following table includes asset information for our FFELP Loans segment.

(Dollars in millions)	March 31, 2013	December 31, 2012
FFELP Loans, net	$119,195	$125,612
Cash and investments(1)	5,489	5,766
Other	3,703	4,286

Total assets	$128,387	$135,664

(1)	Includes restricted cash and investments.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment

At March 31, 2013 and December 31, 2012, the Other segment had total assets of $1.1 billion and $1.8 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$623	$—	$599	$—	$—	$1,222	$212	$(76)		$136	$1,358
Other loans	—	—	—	3	—	3	—	—		—	3
Cash and investments	1	2	2	2	(2)	5	—	—		—	5

Total interest income	624	2	601	5	(2)	1,230	212	(76)		136	1,366
Total interest expense	204	—	340	13	(2)	555	18	(2	)(4)	16	571

Net interest income (loss)	420	2	261	(8)	—	675	194	(74)		120	795
Less: provisions for loan losses	225	—	16	—	—	241	—	—		—	241

Net interest income (loss) after provisions for loan losses	195	2	245	(8)	—	434	194	(74)		120	554
Servicing revenue	10	212	23	—	(149)	96	—	—		—	96
Contingency revenue	—	99	—	—	—	99	—	—		—	99
Gains on debt repurchases	—	—	—	29	—	29	(6)	—		(6)	23
Other income	—	8	55	—	—	63	(188)	184	(5)	(4)	59

Total other income (loss)	10	319	78	29	(149)	287	(194)	184		(10)	277
Expenses:
Direct operating expenses	66	122	157	—	(149)	196	—	—		—	196
Overhead expenses	—	—	—	74	—	74	—	—		—	74

Operating expenses	66	122	157	74	(149)	270	—	—		—	270
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	4		4	4

Total expenses	66	122	157	74	(149)	270	—	4		4	274

Income (loss) before income tax expense (benefit)	139	199	166	(53)	—	451	—	106		106	557
Income tax expense (benefit)(3)	51	75	62	(20)	—	168	—	43		43	211

Net income (loss)	$88	$124	$104	$(33)	$—	$283	$—	$63		$63	$346

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill andAcquired Intangibles	Total
Net interest income after provisions for loan losses	$120	$—	$120
Total other loss	(10)	—	(10)
Goodwill and acquired intangible assets impairment and amortization	—	4	4

Total “Core Earnings” adjustments to GAAP	$110	$(4)	106

Income tax expense			43

Net income			$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $29 million of “other derivative accounting adjustments.”

(5)	Represents the $157 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $29 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

	Three Months Ended March 31, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$625	$—	$725	$—	$—	$1,350	$215	$(98)		$117	$1,467
Other loans	—	—	—	5	—	5	—	—		—	5
Cash and investments	2	3	3	—	(3)	5	—	—		—	5

Total interest income	627	3	728	5	(3)	1,360	215	(98)		117	1,477
Total interest expense	202	—	424	5	(3)	628	36	2	(4)	38	666

Net interest income (loss)	425	3	304	—	—	732	179	(100)		79	811
Less: provisions for loan losses	235	—	18	—	—	253	—	—		—	253

Net interest income (loss) after provisions for loan losses	190	3	286	—	—	479	179	(100)		79	558
Servicing revenue	12	236	25	—	(176)	97	—	—		—	97
Contingency revenue	—	90	—	—	—	90	—	—		—	90
Gains on debt repurchases	—	—	—	37	—	37	—	—		—	37
Other income (loss)	—	8	—	3	—	11	(179)	(164	)(5)	(343)	(332)

Total other income (loss)	12	334	25	40	(176)	235	(179)	(164)		(343)	(108)
Expenses:
Direct operating expenses	69	120	185	—	(176)	198	—	—		—	198
Overhead expenses	—	—	—	64	—	64	—	—		—	64

Operating expenses	69	120	185	64	(176)	262	—	—		—	262
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	5		5	5
Restructuring expenses	1	1	—	3	—	5	—	—		—	5

Total expenses	70	121	185	67	(176)	267	—	5		5	272

Income (loss) before income tax expense (benefit)	132	216	126	(27)	—	447	—	(269)		(269)	178
Income tax expense (benefit)(3)	48	80	46	(10)	—	164	—	(97)		(97)	67

Net income (loss)	84	136	80	(17)	—	283	—	(172)		(172)	111
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$84	$137	$80	$(17)	$—	$284	$—	$(172)		$(172)	$112

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$79	$—	$79
Total other loss	(343)	—	(343)
Goodwill and acquired intangible assets impairment and amortization	—	5	5

Total “Core Earnings” adjustments to GAAP	$(264)	$(5)	(269)

Income tax benefit			(97)

Net loss			$(172)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $27 million of “other derivative accounting adjustments.”

(5)	Represents the $193 million of “unrealized losses on derivative and hedging activities, net” as well as the remaining portion of the $27 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

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

	Three months ended March 31,
(Dollars in millions)	2013	2012
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$110	$(264)
Net impact of goodwill and acquired intangible assets(2)	(4)	(5)
Net tax effect(3)	(43)	97

Total “Core Earnings” adjustments to GAAP	$63	$(172)

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

11. Subsequent Event

On April 11, 2013, we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. The sale will remove student loan assets of approximately $2.03 billion and related liabilities of approximately $1.99 billion from our balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in our 2012 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on our business; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for certain capitalized terms used in this document can be found in the 2012 Form 10-K.

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2012 to be consistent with classifications adopted for 2013, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
GAAP Basis
Net income attributable to SLM Corporation	$346	$112
Diluted earnings per common share attributable to SLM Corporation	$.74	$.21
Weighted average shares used to compute diluted earnings per share	458	510
Return on assets	.82%	.24%

“Core Earnings” Basis(1)
“Core Earnings” attributable to SLM Corporation	$283	$284
“Core Earnings” diluted earnings per common share attributable to SLM Corporation	$.61	$.55
Weighted average shares used to compute diluted earnings per share	458	510
“Core Earnings” return on assets	.67%	.62%

Other Operating Statistics
Ending FFELP Loans, net	$119,195	$135,934
Ending Private Education Loans, net	37,465	36,732

Ending total student loans, net	$156,660	$172,666

Average student loans	$160,261	$174,942

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

We monitor and assess our ongoing operations and results based on the following four reportable segments:

(1) Consumer Lending, (2) Business Services, (3) FFELP Loans and (4) Other.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily consisting of late fees.

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

FFELP Loans Segment

Our FFELP Loans segment consists of our $119.2 billion FFELP Loan portfolio at March 31, 2013 and underlying debt and capital funding these loans. FFELP Loans are no longer originated but we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Recent Developments

Many aspects of our businesses are subject to federal and state regulation and administrative oversight, including by the Consumer Financial Protection Bureau (the “CFPB”). We expect the CFPB and other regulatory agencies will continue proposing new or additional regulatory requirements or oversight over our various businesses (most notably, private student lending and servicing, default aversion and debt collection), or, generally to large nonbank financial services companies. Additional information on supervision and regulation of our businesses can be found in Item 1, “Business — Supervision and Regulation” in our 2012 Form 10-K.

CFPB Oversight of Nonbank Student Loan Servicers

On March 14, 2013, the CFPB proposed a new rule allowing the CFPB to federally supervise certain nonbank student loan servicers for the first time. As proposed, the CFPB will have supervisory authority over any nonbank student loan servicer that services more than one million borrower accounts, including accounts for both Private Education Loans and federal student loans. We would be subject to this new oversight. Under the proposal, the CFPB’s supervision would include gathering reports, conducting examinations for compliance with federal consumer financial laws and taking enforcement actions as appropriate, similar to the CFPB’s current supervisory authority over large bank student loan servicers. The CFPB expects to issue a final rule by the end of this year.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios (which include financing costs), provision for loan losses, the revenues and expenses generated by our service businesses, and gains and losses on loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing and contingency revenues; other income (loss); operating expenses; and “Core Earnings”) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

First-Quarter 2013 Summary of Results

We operate in a challenging economic environment marked by continued high unemployment resulting in uncertainty to Private Education Loan collectibility.

Our first-quarter 2013 accomplishments are discussed below.

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

First-quarter 2013 GAAP net income was $346 million ($0.74 diluted earnings per share), versus net income of $112 million ($0.21 diluted earnings per share) in the first-quarter 2012. The changes in GAAP net income are driven by the same types of “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. First-quarter 2013 results included a $110 million gain from derivative accounting treatment that is excluded from “Core Earnings” results. In the year-ago period, these amounts were losses of $264 million.

“Core Earnings” for the quarter were $283 million ($0.61 diluted earnings per share), compared with $284 million ($0.55 diluted earnings per share) in the year-ago period. The improvement in “Core Earnings” earnings per share was primarily the result of a $55 million gain from the sale of the Residual Interest in a FFELP Loan securitization trust, a $12 million decline in the provision for loan losses and a decline in the number of common shares outstanding, which more than offset lower net interest income before provision for loan losses of $57 million and lower debt repurchase gains of $8 million.

During the first quarter of 2013, we:

•	issued $1.2 billion of FFELP asset-backed securities (“ABS”), $1.4 billion of Private Education Loan ABS and $1.5 billion of unsecured bonds;

•	repurchased $927 million of debt and realized “Core Earnings” gains of $29 million, compared with $204 million of debt repurchased and $37 million of gains in the first quarter of 2012;

•	repurchased 10 million common shares for $199 million on the open market as part of our previously announced share repurchase program authorization of up to $400 million;

•	increased our regular quarterly common stock dividend to $0.15 per share, up from $0.125 per share in the prior quarter. We paid our quarterly dividend on March 15, 2013; and

•

sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. The sale removed student loan assets of $3.8 billion and related liabilities of $3.7 billion from our balance sheet.

2013 Management Objectives

In 2013 we have set out five major goals to create shareholder value. They are: (1) prudently grow Consumer Lending segment assets and revenues; (2) maximize cash flows from FFELP Loans; (3) reduce operating expenses while improving efficiency and customer experience; (4) maintain our financial strength; and (5) expand the Bank’s capabilities. Here is how we plan to achieve these objectives and the progress we have made to date:

Prudently Grow Consumer Lending Segment Assets and Revenues

We will continue to pursue managed growth in our Private Education Loan portfolio in 2013 by leveraging our Sallie Mae and Upromise brand while sustaining the credit quality of, and percentage of cosigners for, new originations. We are currently targeting at least $4 billion in new loan originations for 2013, compared with $3.3 billion in 2012. We will also continue to help our customers manage their borrowings and succeed in its payoff, which we expect will result in lower charge-offs and provision for loan losses. Originations were 22 percent higher in the first quarter of 2013 compared with the year-ago quarter. Charge-offs remained unchanged at 3.0 percent in both quarters. Provision for Private Education Loan losses decreased $10 million from the year-ago quarter.

Maximize Cash Flows from FFELP Loans

In 2013, we will continue to purchase additional FFELP Loan portfolios. In February 2013, we sold our ownership interest in one of our FFELP Loan securitization trusts. We will continue to explore alternative transactions and structures that can increase our ability to maximize the value of our ownership interests in these trusts and allow us to diversify our holdings while maintaining servicing fee income. We must also continue to reduce operating and overhead costs attributable to the maintenance and management of this segment. During the first quarter of 2013, we purchased $154 million of FFELP Loans.

Reduce Operating Expenses While Improving Efficiency and Customer Experience

For 2013, we will reduce unit costs, and balance our Private Education Loan growth and the challenge of increased regulatory oversight. We also plan to improve efficiency and customer experience by replacing certain of our legacy systems and making enhancements to our self-service platform and call centers (including improved call segmentation that routes an in-bound customer call directly to the appropriate agent who can answer the customer’s inquiry). First-quarter 2013 operating expenses were $270 million compared with $262 million in the year-ago quarter. Excluding the result of a non-recurring $8 million pension termination gain in first-quarter 2012, operating expenses were unchanged.

Maintain Our Financial Strength

In January 2013, we announced an increase in our quarterly common stock dividend to $0.15 per share and a new $400 million common share repurchase program. It is management’s objective for 2013 to provide these shareholder distributions while ending 2013 with capital and reserve positions as strong as those with which we ended 2012. We also plan to continue to issue FFELP ABS primarily to refinance our remaining FFELP Loans in ED’s Conduit Program prior to the Conduit Program’s January 19, 2014 maturity date. During the first quarter of 2013, $2.3 billion in principal amount of FFELP Loans were refinanced out of the ED Conduit Program leaving $6.9 billion in principal amount of FFELP Loans remaining in the ED Conduit Program as of March 31, 2013. During the first quarter of 2013, we repurchased 10 million shares of common stock at an aggregate purchase price of $199 million.

Expand Bank Capabilities

The Bank will fund our Private Education Loan originations in 2013. We are continuing to evolve the operational and enterprise risk oversight program at the Bank in preparation for expected growth and designation as a “large bank,” which will entail enhanced regulatory scrutiny. In addition, we plan to voluntarily make similar changes at SLM Corporation. See the 2012 10-K, Item 1 “Business — Supervision and Regulation — Regulatory Outlook — Evolving Regulation of the Bank” for additional information about the Bank’s regulatory environment once it becomes a “large bank.”

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

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions, except per share data)	2013	2012	$	%
Interest income:
FFELP Loans	$735	$842	$(107)	(13)%
Private Education Loans	623	625	(2)	—
Other loans	3	5	(2)	(40)
Cash and investments	5	5	—	—

Total interest income	1,366	1,477	(111)	(8)
Total interest expense	571	666	(95)	(14)

Net interest income	795	811	(16)	(2)
Less: provisions for loan losses	241	253	(12)	(5)

Net interest income after provisions for loan losses	554	558	(4)	(1)
Other income (loss):
Losses on derivative and hedging activities, net	(31)	(372)	341	(92)
Servicing revenue	96	97	(1)	(1)
Contingency revenue	99	90	9	10
Gains on debt repurchases	23	37	(14)	(38)
Other income	90	40	50	125

Total other income (loss)	277	(108)	385	356
Expenses:
Operating expenses	270	262	8	3
Goodwill and acquired intangible assets impairment and amortization expense	4	5	(1)	(20)
Restructuring expenses	—	5	(5)	(100)

Total expenses	274	272	2	1

Income before income tax expense	557	178	379	213
Income tax expense	211	67	144	215

Net income	346	111	235	212
Less: net loss attributable to noncontrolling interest	—	(1)	1	(100)

Net income attributable to SLM Corporation	346	112	234	209
Preferred stock dividends	5	5	—	—

Net income attributable to SLM Corporation common stock	$341	$107	$234	219%

Basic earnings per common share attributable to SLM Corporation	$.76	$.21	$.55	262%

Diluted earnings per common share attributable to SLM Corporation	$.74	$.21	$.53	252%

Dividends per common share attributable to SLM Corporation	$.15	$.125	$.025	20%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

For the three months ended March 31, 2013, net income was $346 million, or $0.74 diluted earnings per common share, compared with net income of $112 million, or $0.21 diluted earnings per common share, for the three months ended March 31, 2012. The increase in net income was primarily due to a $341 million decrease in net losses on derivative and hedging activities, a $50 million increase in other income and a $12 million decrease in provisions for loan losses, which were partially offset by a $16 million decrease in net interest income and a $14 million decrease in gains on debt repurchases.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income declined by $16 million primarily due to a $15.3 billion decline in average FFELP Loans outstanding. The decline in average FFELP Loans outstanding was driven by normal loan amortization as well as $5.2 billion of loans that were consolidated by the U. S. Department of Education (“ED”) in 2012 under their Special Direct Consolidation Loan Initiative (“SDCL”).

•

Provisions for loan losses declined $12 million compared with the year-ago quarter primarily as a result of the overall improvement in Private Education Loans’ credit quality and delinquency trends as well as expected decreases in future charge-offs.

•

Other income increased by $50 million primarily as a result of a $55 million gain on the sale of the Residual Interest in a FFELP Loan securitization trust. See “FFELP Loans Segment” for further discussion.

•

Gains (losses) on derivative and hedging activities resulted in a net loss of $31 million in the current quarter compared with a net loss of $372 million in the year-ago quarter. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Gains on debt repurchases decreased $14 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

First-quarter 2013 operating expenses were $270 million compared with $262 million in the year-ago quarter. Excluding the result of a non-recurring $8 million pension termination gain in first-quarter 2012, operating expenses were unchanged.

In addition, we repurchased 10 million shares of our common stock during the first-quarter 2013 as part of a common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 52 million shares from the year-ago quarter.

“Core Earnings” — Definition and Limitations

We prepare financial statements in accordance with GAAP. However, we also evaluate our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings.” We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments. For additional information, see “Note 10 — Segment Reporting.”

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

Specific adjustments that management makes to GAAP results to derive our “Core Earnings” basis of presentation are described in detail in the section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” of this Item 2.

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 10 — Segment Reporting.”

	Three Months Ended March 31, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$623	$—	$599	$—	$—	$1,222	$212	$(76)		$136	$1,358
Other loans	—	—	—	3	—	3	—	—		—	3
Cash and investments	1	2	2	2	(2)	5	—	—		—	5

Total interest income	624	2	601	5	(2)	1,230	212	(76)		136	1,366
Total interest expense	204	—	340	13	(2)	555	18	(2	)(4)	16	571

Net interest income (loss)	420	2	261	(8)	—	675	194	(74)		120	795
Less: provisions for loan losses	225	—	16	—	—	241	—	—		—	241

Net interest income (loss) after provisions for loan losses	195	2	245	(8)	—	434	194	(74)		120	554
Servicing revenue	10	212	23	—	(149)	96	—	—		—	96
Contingency revenue	—	99	—	—	—	99	—	—		—	99
Gains on debt repurchases	—	—	—	29	—	29	(6)	—		(6)	23
Other income	—	8	55	—	—	63	(188)	184	(5)	(4)	59

Total other income (loss)	10	319	78	29	(149)	287	(194)	184		(10)	277
Expenses:
Direct operating expenses	66	122	157	—	(149)	196	—	—		—	196
Overhead expenses	—	—	—	74	—	74	—	—		—	74

Operating expenses	66	122	157	74	(149)	270	—	—		—	270
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	4		4	4

Total expenses	66	122	157	74	(149)	270	—	4		4	274

Income (loss) before income tax expense (benefit)	139	199	166	(53)	—	451	—	106		106	557
Income tax expense (benefit)(3)	51	75	62	(20)	—	168	—	43		43	211

Net income (loss)	$88	$124	$104	$(33)	$—	$283	$—	$63		$63	$346

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$120	$—	$120
Total other loss	(10)	—	(10)
Goodwill and acquired intangible assets impairment and amortization	—	4	4

Total “Core Earnings” adjustments to GAAP	$110	$(4)	106

Income tax expense			43

Net income			$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $29 million of “other derivative accounting adjustments.”
(5)	Represents the $157 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $29 million of “other derivative accounting adjustments.”

	Three Months Ended March 31, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$625	$—	$725	$—	$—	$1,350	$215	$(98)		$117	$1,467
Other loans	—	—	—	5	—	5	—	—		—	5
Cash and investments	2	3	3	—	(3)	5	—	—		—	5

Total interest income	627	3	728	5	(3)	1,360	215	(98)		117	1,477
Total interest expense	202	—	424	5	(3)	628	36	2	(4)	38	666

Net interest income (loss)	425	3	304	—	—	732	179	(100)		79	811
Less: provisions for loan losses	235	—	18	—	—	253	—	—		—	253

Net interest income (loss) after provisions for loan losses	190	3	286	—	—	479	179	(100)		79	558
Servicing revenue	12	236	25	—	(176)	97	—	—		—	97
Contingency revenue	—	90	—	—	—	90	—	—		—	90
Gains on debt repurchases	—	—	—	37	—	37	—	—		—	37
Other income (loss)	—	8	—	3	—	11	(179)	(164	)(5)	(343)	(332)

Total other income (loss)	12	334	25	40	(176)	235	(179)	(164)		(343)	(108)
Expenses:
Direct operating expenses	69	120	185	—	(176)	198	—	—		—	198
Overhead expenses	—	—	—	64	—	64	—	—		—	64

Operating expenses	69	120	185	64	(176)	262	—	—		—	262
Goodwill and acquired intangible assets impairment and amortization	—	—	—	—	—	—	—	5		5	5
Restructuring expenses	1	1	—	3	—	5	—	—		—	5

Total expenses	70	121	185	67	(176)	267	—	5		5	272

Income (loss) before income tax expense (benefit)	132	216	126	(27)	—	447	—	(269)		(269)	178
Income tax expense (benefit)(3)	48	80	46	(10)	—	164	—	(97)		(97)	67

Net income (loss)	84	136	80	(17)	—	283	—	(172)		(172)	111
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$84	$137	$80	$(17)	$—	$284	$—	$(172)		$(172)	$112

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$79	$—	$79
Total other loss	(343)	—	(343)
Goodwill and acquired intangible assets impairment and amortization	—	5	5

Total “Core Earnings” adjustments to GAAP	$(264)	$(5)	(269)

Income tax benefit			(97)

Net loss			$(172)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $27 million of “other derivative accounting adjustments.”
(5)	Represents the $193 million of “unrealized losses on derivative and hedging activities, net” as well as the remaining portion of the $27 million of “other derivative accounting adjustments.”

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

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$110	$(264)
Net impact of goodwill and acquired intangible assets	(4)	(5)
Net income tax effect	(43)	97

Total “Core Earnings” adjustments to GAAP	$63	$(172)

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

Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the pay down of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Additionally, the term, the interest rate index, and the interest rate index reset frequency of the Floor Income Contract can be different than that of the student loans. Under derivative accounting treatment, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Therefore, for purposes of “Core Earnings,” we have removed the unrealized gains and losses related to these contracts and added back the amortization of the net premiums received on the Floor Income Contracts. The amortization of the net premiums received on the Floor Income Contracts for “Core Earnings” is reflected in student loan interest income. Under GAAP accounting, the premiums received on the Floor Income Contracts are recorded as revenue in the “losses on derivative and hedging activities, net” line item by the end of the contracts’ lives.

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to LIBOR, Prime or Treasury bill index (for $128 billion of our FFELP assets as of April 1, 2012, we elected to change the index from commercial paper to LIBOR. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
“Core Earnings” derivative adjustments:
Losses on derivative and hedging activities, net, included in other income(1)	$(31)	$(372)
Plus: Realized losses on derivative and hedging activities, net(1)	188	179

Unrealized gains (losses) on derivative and hedging activities, net(2)	157	(193)
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(76)	(98)
Other derivative accounting adjustments(3)	29	27

Total net impact of derivative accounting(4)	$110	$(264)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Floor Income Contracts	$189	$136
Basis swaps	(4)	(22)
Foreign currency hedges	(32)	(294)
Other	4	(13)

Total unrealized gains (losses) on derivative and hedging activities, net	$157	$(193)

(3)

Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustment are reversed for “Core Earnings” and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses amortized into “Core Earnings” over the life of the hedged item.

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

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(212)	$(215)
Net settlement income on interest rate swaps reclassified to net interest income	18	36
Net realized gains on terminated derivative contracts reclassified to other income	6	—

Total reclassifications of realized losses on derivative and hedging activities	$(188)	$(179)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of March 31, 2013, derivative accounting has reduced GAAP equity by approximately $1.0 billion as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Beginning impact of derivative accounting on GAAP equity	$(1,080)	$(977)
Net impact of net unrealized gains (losses) under derivative accounting(1)	53	(172)

Ending impact of derivative accounting on GAAP equity	$(1,027)	$(1,149)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Total pre-tax net impact of derivative accounting recognized in net income(a)	$110	$(264)
Tax impact of derivative accounting adjustment recognized in net income	(60)	87
Change in unrealized gains on derivatives, net of tax recognized in Other Comprehensive Income	3	5

Net impact of net unrealized gains (losses) under derivative accounting	$53	$(172)

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods and are presented net of tax. As of March 31, 2013, the remaining amortization term of the net floor premiums was approximately 3.25 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

	March 31,
(Dollars in millions)	2013	2012
Unamortized net Floor premiums (net of tax)	$(498)	$(711)

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(4)	$(5)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2013	2012	March 31, 2013 vs. March 31, 2012
“Core Earnings” interest income:
Private Education Loans	$623	$625	—%
Cash and investments	1	2	(50)

Total “Core Earnings” interest income	624	627	—
Total “Core Earnings” interest expense	204	202	1

Net “Core Earnings” interest income	420	425	(1)
Less: provision for loan losses	225	235	(4)

Net “Core Earnings” interest income after provisions for loan losses	195	190	3
Servicing revenue	10	12	(17)

Total other income	10	12	(17)
Direct operating expenses	66	69	(4)
Restructuring expenses	—	1	(100)

Total expenses	66	70	(6)

Income before income tax expense	139	132	5
Income tax expense	51	48	6

“Core Earnings”	$88	$84	5%

“Core Earnings” were $88 million for the three months ended March 31, 2013, compared with $84 million in the year-ago period. This improvement was primarily the result of reduced loan loss provision.

Highlights compared to first-quarter 2012 included:

•	Loan originations of $1.4 billion, up 22 percent.

•	Delinquencies of 90 days or more of 3.9 percent of loans in repayment, down from 4.4 percent.

•	Loans in forbearance of 3.4 percent of loans in repayment and forbearance, down from 4.3 percent.

•	Annualized charge-off rate of 3.0 percent of average loans in repayment for both the current and year-ago quarters.

•	Provision for Private Education Loan losses of $225 million, down from $235 million.

•	Core net interest margin, before loan loss provision, of 4.15 percent, down from 4.26 percent.

•	The portfolio balance, net of loan loss allowance, totaled $37 billion, a $733 million increase over the year-ago quarter.

Consumer Lending Net Interest Margin

The following table shows the “Core Earnings” basis Consumer Lending net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2013	2012
“Core Earnings” basis Private Education Loan yield	6.35%	6.42%
Discount amortization	.23	.24

“Core Earnings” basis Private Education Loan net yield	6.58	6.66
“Core Earnings” basis Private Education Loan cost of funds	(2.02)	(2.01)

“Core Earnings” basis Private Education Loan spread	4.56	4.65
“Core Earnings” basis other interest-earning asset spread impact	(.41)	(.39)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.15%	4.26%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.15%	4.26%
Adjustment for GAAP accounting treatment	(.03)	(.13)

GAAP-basis Consumer Lending net interest margin(1)	4.12%	4.13%

(1)	The average balances of our Consumer Lending “Core Earnings” basis interest-earning assets for the respective periods are:

(Dollars in millions)
Private Education Loans	$38,406	$37,749
Other interest-earning assets	2,662	2,327

Total Consumer Lending “Core Earnings” basis interest-earning assets	$41,068	$40,076

Private Education Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loan provision for loan losses and charge-offs.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Private Education Loan provision for loan losses	$225	$235
Private Education Loan charge-offs	$232	$224

In establishing the allowance for Private Education Loan losses as of March 31, 2013, we considered several factors with respect to our Private Education Loan portfolio. In particular, as compared with the year-ago period, we continue to see improving credit quality and continuing positive delinquency, forbearance and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio. Total loans delinquent (as a percentage of loans in repayment) has decreased to 7.8 percent from 9.1 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) has decreased to 3.9 percent from 4.4 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) have decreased to 3.4 percent from 4.3 percent in the year-ago quarter. The charge-off rate remained unchanged at 3.0 percent in both quarters.

Additionally, Private Education Loans that have defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue to not do so. Our allowance for loan losses takes into account these potential recovery uncertainties.

The Private Education Loan provision for loan losses was $225 million in the first quarter of 2013, down $10 million from the first quarter of 2012, as a result of the overall improvement in credit quality and delinquency trends as well as expected decreases in future charge-offs.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The decrease in operating expenses in the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 was primarily the result of continued management focus on expense control and operating efficiencies. Operating expenses were 70 basis points and 77 basis points of average Private Education Loans in the quarters ended March 31, 2013 and 2012, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012
Net interest income	$2	$3	(33)%
Servicing revenue:
Intercompany loan servicing	149	176	(15)
Third-party loan servicing	27	22	23
Guarantor servicing	10	11	(9)
Other servicing	26	27	(4)

Total servicing revenue	212	236	(10)
Contingency revenue	99	90	10
Other Business Services revenue	8	8	—

Total other income	319	334	(4)
Direct operating expenses	122	120	2
Restructuring expenses	—	1	(100)

Total expenses	122	121	1

Income before income tax expense	199	216	(8)
Income tax expense	75	80	(6)

“Core Earnings”	124	136	(9)
Less: net loss attributable to noncontrolling interest	—	(1)	(100)

“Core Earnings” attributable to SLM Corporation	$124	$137	(9)%

“Core Earnings” were $124 million in the first quarter of 2013, compared to $137 million in the year-ago quarter. The decrease was primarily due to the lower balance of FFELP Loans serviced.

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $121 billion and $135 billion for the quarters ended March 31, 2013 and 2012, respectively. The decline in intercompany loan servicing revenue from the year-ago period is primarily the result of a lower outstanding principal balance in the underlying portfolio.

We are servicing approximately 4.8 million accounts under the ED Servicing Contract as of March 31, 2013, compared with 3.7 million accounts serviced at March 31, 2012. Third-party loan servicing fees in the quarters ended March 31, 2013 and 2012 included $23 million and $17 million, respectively, of servicing revenue related to the ED Servicing Contract. This increase in ED loan servicing fees was driven by the increase in the number of accounts serviced as well as an increase in ancillary servicing fees earned.

Third-party loan servicing income increased $5 million from the year-ago quarter primarily due to the increase in ED servicing revenue (discussed above) as well as a result of the sale of a Residual Interest in a FFELP Loan securitization trust in the first quarter of 2013. (See “FFELP Loans Segment” for further discussion.) When we sold this Residual Interest, we retained the right to service the trust. As such, servicing income that had previously been recorded as intercompany loan servicing will now be recognized as third-party loan servicing income.

Other servicing revenue includes account asset servicing revenue and Campus Solutions revenue. Account asset servicing revenue represents fees earned on program management, transfer and servicing agent services and administration services for our various 529 college-savings plans. Assets under administration of 529 college-savings plans totaled $47.9 billion as of March 31, 2013, a 16 percent increase from the year-ago quarter. Campus Solutions revenue is earned from our Campus Solutions business whose services include comprehensive financing and transaction processing solutions that we provide to college financial aid offices and students to streamline the financial aid process.

Our contingency revenue consists of fees we receive for collections of delinquent debt on behalf of third-party clients performed on a contingent basis. Contingency revenue increased $9 million in the current quarter compared with the year-ago quarter as a result of the higher volume of collections.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others. We expect the inventory of contingent collections receivables to decline over time as a result of the elimination of FFELP.

(Dollars in millions)	March 31, 2013	December 31, 2012	March 31, 2012
Contingency:
Student loans	$13,549	$13,189	$11,004
Other	2,239	2,139	1,752

Total	$15,788	$15,328	$12,756

Other Business Services revenue is primarily transaction fees that are earned in conjunction with our rewards program from participating companies based on member purchase activity, either online or in stores, depending on the contractual arrangement with the participating company.

Revenues related to services performed on FFELP Loans accounted for 74 percent and 76 percent of total segment revenues for the quarters ended March 31, 2013 and 2012, respectively.

Operating Expenses — Business Services Segment

Operating expenses for the quarter ended March 31, 2013 remained consistent with the year-ago quarter.

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012
“Core Earnings” interest income:
FFELP Loans	$599	$725	(17)%
Cash and investments	2	3	(33)

Total “Core Earnings” interest income	601	728	(17)
Total “Core Earnings” interest expense	340	424	(20)

Net “Core Earnings” interest income	261	304	(14)
Less: provision for loan losses	16	18	(11)

Net “Core Earnings” interest income after provision for loan losses	245	286	(14)
Servicing revenue	23	25	(8)
Other income	55	—	100

Total other income	78	25	212
Direct operating expenses	157	185	(15)

Total expenses	157	185	(15)

Income before income tax expense	166	126	32
Income tax expense	62	46	35

“Core Earnings”	$104	$80	30%

“Core Earnings” from the FFELP Loans segment were $104 million in the first quarter of 2013, compared with $80 million in the year-ago quarter. The increase was the result of a $55 million gain from the sale of the Residual Interest in a FFELP Loan securitization trust, which more than offset the decline in net interest income from the amortizing FFELP portfolio. Key financial measures include:

•	Net interest margin of .83 percent in the first quarter of 2013 compared with .85 percent in the year-ago quarter (see “FFELP Loan Net Interest Margin” for a further discussion of this decrease).

•	The provision for loan losses of $16 million in the first quarter of 2013 decreased from $18 million in the year-ago quarter.

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Three Months Ended March 31,
	2013	2012
“Core Earnings” basis FFELP Loan yield	2.61%	2.67%
Hedged Floor Income	.25	.28
Unhedged Floor Income	.06	.11
Consolidation Loan Rebate Fees	(.68)	(.66)
Repayment Borrower Benefits	(.11)	(.13)
Premium amortization	(.14)	(.14)

“Core Earnings” basis FFELP Loan net yield	1.99	2.13
“Core Earnings” basis FFELP Loan cost of funds	(1.06)	(1.17)

“Core Earnings” basis FFELP Loan spread	.93	.96
“Core Earnings” basis FFELP other interest-earning asset spread impact	(.10)	(.11)

“Core Earnings” basis FFELP Loan net interest margin(1)	.83%	.85%

“Core Earnings” basis FFELP Loan net interest margin(1)	.83%	.85%
Adjustment for GAAP accounting treatment	.40	.27

GAAP-basis FFELP Loan net interest margin(1)	1.23%	1.12%

(1)	The average balances of our FFELP “Core Earnings” basis interest-earning assets for the respective periods are:

(Dollars in millions)
FFELP Loans	$121,855	$137,193
Other interest-earning assets	5,555	6,427

Total FFELP “Core Earnings” basis interest-earning assets	$127,410	$143,620

The decrease in the “Core Earnings” basis FFELP Loan net interest margin of 2 basis points for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 was primarily the result of a general increase in our funding costs related to unsecured and ABS debt issuances over the last year.

As of March 31, 2013, our FFELP Loan portfolio totaled approximately $119.2 billion, comprised of $43.0 billion of FFELP Stafford and $76.2 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 4.9 years and 9.9 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2013 and 2012, based on interest rates as of those dates.

	March 31, 2013			March 31, 2012
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$102.9	$14.6	$117.5	$116.7	$17.1	$133.8
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(52.9)	(1.0)	(53.9)	(62.0)	(1.2)	(63.2)
Less: economically hedged Floor Income Contracts	(31.7)	—	(31.7)	(41.5)	—	(41.5)

Student loans eligible to earn Floor Income	$18.3	$13.6	$31.9	$13.2	$15.9	$29.1

Student loans earning Floor Income	$18.3	$1.9	$20.2	$13.2	$1.0	$14.2

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period April 1, 2013 to June 30, 2016. The hedges related to these loans do not qualify as effective hedges.

(Dollars in billions)	April 1, 2013 to December 31, 2013	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$31.7	$28.3	$27.2	$10.4

FFELP Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs for the three months March 31, 2013 and 2012.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
FFELP Loan provision for loan losses	$16	$18
FFELP Loan charge-offs	22	23

Other Income

The increase in other income from the year-ago quarter is the result of a $55 million gain from the sale of the Residual Interest in a FFELP Loan securitization trust. We will continue to service the student loans in the trust that was sold under existing agreements. The sale removed student loan assets of $3.8 billion and related liabilities of $3.7 billion from the balance sheet.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $149 million and $176 million for the quarters ended March 31, 2013 and 2012, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 52 basis points and 53 basis points of average FFELP Loans in the quarters ended March 31, 2013 and 2012, respectively. The decline in operating expenses from the prior-year quarter was primarily the result of the reduction in the average outstanding balance of our FFELP Loans portfolio.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012
Net interest loss after provision for loan losses	$(8)	$—	100%
Gains on debt repurchases	29	37	(22)
Other income	—	3	(100)

Total other income	29	40	(28)
Overhead expenses:
Corporate overhead	46	36	28
Unallocated information technology costs	28	28	—

Total overhead expenses	74	64	16

Total operating expenses	74	64	16
Restructuring expenses	—	3	(100)

Total expenses	74	67	10

Loss before income tax benefit	(53)	(27)	96
Income tax benefit	(20)	(10)	100

“Core Earnings” (loss)	$(33)	$(17)	94%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $927 million and $204 million face amount of our debt for the quarters ended March 31, 2013 and 2012, respectively.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations.

The increase in overhead for the quarter ended March 31, 2013 compared with the year-ago period was primarily the result of a non-recurring $8 million pension termination gain in first-quarter 2012.

Financial Condition

This section provides additional information regarding the changes in our loan portfolio assets and related liabilities as well as credit quality and performance indicators related to our loan portfolio.

Average Balance Sheets — GAAP

The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended March 31,
	2013		2012
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$121,855	2.45%	$137,193	2.47%
Private Education Loans	38,406	6.58	37,749	6.66
Other loans	133	9.36	187	9.67
Cash and investments	9,878	.19	9,198	.22

Total interest-earning assets	170,272	3.25%	184,327	3.22%

Non-interest-earning assets	4,567		4,768

Total assets	$174,839		$189,095

Average Liabilities and Equity
Short-term borrowings	$19,070	1.03%	$29,037	.93%
Long-term borrowings	146,977	1.44	151,081	1.59

Total interest-bearing liabilities	166,047	1.39	180,118	1.49

Non-interest-bearing liabilities	3,674		3,904
Equity	5,118		5,073

Total liabilities and equity	$174,839		$189,095

Net interest margin		1.89%		1.77%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in millions)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2013 vs. 2012
Interest income	$(111)	$14	$(125)
Interest expense	(95)	(40)	(55)

Net interest income	$(16)	$54	$(70)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	March 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$1,350	$—	$1,350	$2,546	$3,896
Grace, repayment and other(2)	41,080	75,628	116,708	36,522	153,230

Total, gross	42,430	75,628	118,058	39,068	157,126
Unamortized premium/(discount)	667	617	1,284	(772)	512
Receivable for partially charged-off loans	—	—	—	1,339	1,339
Allowance for loan losses	(92)	(55)	(147)	(2,170)	(2,317)

Total student loan portfolio	$43,005	$76,190	$119,195	$37,465	$156,660

% of total FFELP	36%	64%	100%
% of total	27%	49%	76%	24%	100%

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$1,506	$—	$1,506	$2,194	$3,700
Grace, repayment and other(2)	42,189	80,640	122,829	36,360	159,189

Total, gross	43,695	80,640	124,335	38,554	162,889
Unamortized premium/(discount)	691	745	1,436	(796)	640
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(97)	(62)	(159)	(2,171)	(2,330)

Total student loan portfolio	$44,289	$81,323	$125,612	$36,934	$162,546

% of total FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$43,721	$78,134	$121,855	$38,406	$160,261
% of FFELP	36%	64%	100%
% of total	27%	49%	76%	24%	100%

	Three Months Ended March 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Private Education Loans	Total
Total	$50,149	$87,044	$137,193	$37,749	$174,942
% of FFELP	37%	63%	100%
% of total	28%	50%	78%	22%	100%

Student Loan Activity

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	101	53	154	1,405	1,559
Capitalized interest and premium/discount amortization	295	313	608	200	808
Consolidations to third parties	(445)	(275)	(720)	(24)	(744)
Sales(1)	(72)	(3,749)	(3,821)	—	(3,821)
Repayments and other	(1,163)	(1,475)	(2,638)	(1,050)	(3,688)

Ending balance	$43,005	$76,190	$119,195	$37,465	$156,660

	Three Months Ended March 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP	Total Private Education Loans	Total Portfolio
Beginning balance	$50,440	$87,690	$138,130	$36,290	$174,420
Acquisitions and originations	819	78	897	1,151	2,048
Capitalized interest and premium/discount amortization	335	398	733	245	978
Consolidations to third parties	(719)	(225)	(944)	(23)	(967)
Sales	(135)	—	(135)	—	(135)
Repayments and other	(1,232)	(1,515)	(2,747)	(931)	(3,678)

Ending balance	$49,508	$86,426	$135,934	$36,732	$172,666

(1)	Includes $3.7 billion of student loans in connection with the sale of the Residual Interest in a FFELP Loan securitization trust.

Student Loan Allowance for Loan Losses Activity

	Three Months Ended March 31,
	2013			2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$159	$2,171	$2,330	$187	$2,171	$2,358
Less:
Charge-offs(1)	(22)	(232)	(254)	(23)	(224)	(247)
Student loan sales	(6)	—	(6)	(2)	—	(2)
Plus:
Provision for loan losses	16	225	241	18	235	253
Reclassification of interest reserve(2)	—	6	6	—	8	8

Ending balance	$147	$2,170	$2,317	$180	$2,190	$2,370

Troubled debt restructuring(3)	$—	$7,714	$7,714	$—	$5,957	$5,957

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

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Originations

The following table summarizes our Private Education Loan originations.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Smart Option — interest only(1)	$365	$358
Smart Option — fixed pay(1)	439	345
Smart Option — deferred(1)	590	432
Other	17	25

Total Private Education Loan originations	$1,411	$1,160

(1)

Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See “Consumer Lending Portfolio Performance — Private Education Loan Repayment Options” for further discussion.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	March 31, 2013		March 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,434		$6,917
Loans in forbearance(2)	1,101		1,372
Loans in repayment and percentage of each status:
Loans current	29,069	92.2%	27,499	90.9%
Loans delinquent 31-60 days(3)	731	2.3	859	2.8
Loans delinquent 61-90 days(3)	491	1.6	544	1.9
Loans delinquent greater than 90 days(3)	1,242	3.9	1,334	4.4

Total Private Education Loans in repayment	31,533	100%	30,236	100%

Total Private Education Loans, gross	39,068		38,525
Private Education Loan unamortized discount	(772)		(853)

Total Private Education Loans	38,296		37,672
Private Education Loan receivable for partially charged-off loans	1,339		1,250
Private Education Loan allowance for losses	(2,170)		(2,190)

Private Education Loans, net	$37,465		$36,732

Percentage of Private Education Loans in repayment		80.7%		78.5%

Delinquencies as a percentage of Private Education Loans in repayment		7.8%		9.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.4%		4.3%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		79.1%		74.1%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Allowance at beginning of period	$2,171	$2,171
Provision for Private Education Loan losses	225	235
Charge-offs(1)	(232)	(224)
Reclassification of interest reserve(2)	6	8

Allowance at end of period	$2,170	$2,190

Charge-offs as a percentage of average loans in repayment (annualized)	2.97%	2.96%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	2.87%	2.84%
Allowance as a percentage of the ending total loan balance	5.37%	5.51%
Allowance as a percentage of ending loans in repayment	6.88%	7.24%
Average coverage of charge-offs (annualized)	2.3	2.4
Ending total loans(3)	$40,407	$39,775
Average loans in repayment	$31,645	$30,378
Ending loans in repayment	$31,533	$30,236

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

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans.

	March 31, 2013			March 31, 2012
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$36,746	$3,661	$40,407	$35,755	$4,020	$39,775
Ending loans in repayment	29,022	2,511	31,533	27,588	2,648	30,236
Private Education Loan allowance for losses	1,643	527	2,170	1,587	603	2,190
Charge-offs as a percentage of average loans in repayment (annualized)	2.5%	8.7%	3.0%	2.3%	10.3%	3.0%
Allowance as a percentage of ending total loan balance	4.5%	14.4%	5.4%	4.4%	15.0%	5.5%
Allowance as a percentage of ending loans in repayment	5.7%	21.0%	6.9%	5.8%	22.8%	7.2%
Average coverage of charge-offs (annualized)	2.3	2.4	2.3	2.5	2.2	2.4
Delinquencies as a percentage of Private Education Loans in repayment	6.7%	20.5%	7.8%	7.7%	23.3%	9.1%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.3%	11.2%	3.9%	3.6%	12.5%	4.4%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.2%	5.1%	3.4%	4.1%	6.8%	4.3%
Loans that entered repayment during the period(2)	$553	$23	$576	$729	$54	$783
Percentage of Private Education Loans with a cosigner	69%	30%	66%	66%	29%	63%
Average FICO at origination	728	624	720	727	624	718

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $209 million and $151 million in allowance for Private Education Loan losses at March 31, 2013 and 2012, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Consumer Lending Segment — Private Education Loan Provision for Loan Losses and Charge-Offs” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Receivable at beginning of period	$1,347	$1,241
Expected future recoveries of current period defaults(1)	78	69
Recoveries(2)	(68)	(50)
Charge-offs(3)	(18)	(10)

Receivable at end of period	1,339	1,250
Allowance for estimated recovery shortfalls(4)	(209)	(151)

Net receivable at end of period	$1,130	$1,099

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.2 billion overall allowance for Private Education Loan losses as of March 31, 2013 and 2012.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The number of loans in a forbearance status as a percentage of loans in repayment and forbearance decreased to 3.4 percent in the first quarter of 2013 compared with 4.3 percent in the year-ago quarter. As of March 31, 2013, 2.2 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of March 31, 2013 (customers made payments on approximately 37 percent of these loans as a prerequisite to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment — Portfolio data through March 31, 2013
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.6%	9.0%	5.5%
Current	50.7	59.1	66.8
Delinquent 31-60 days	3.2	2.0	.4
Delinquent 61-90 days	1.9	1.2	.2
Delinquent greater than 90 days	4.8	2.8	.3
Forbearance	4.0	3.1	—
Defaulted	20.0	11.4	7.3
Paid	5.8	11.4	19.5

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At March 31, 2013, loans in forbearance status as a percentage of loans in repayment and forbearance was 5.9 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.2 percent for loans that have been in active repayment status for more than 48 months. Approximately 70 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions) March 31, 2013	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,434	$6,434
Loans in forbearance	587	184	145	79	106	—	1,101
Loans in repayment — current	5,645	5,156	5,345	4,505	8,418	—	29,069
Loans in repayment — delinquent 31-60 days	252	139	132	85	123	—	731
Loans in repayment — delinquent 61-90 days	189	95	82	54	71	—	491
Loans in repayment — delinquent greater than 90 days	513	260	204	115	150	—	1,242

Total	$7,186	$5,834	$5,908	$4,838	$8,868	$6,434	39,068

Unamortized discount							(772)
Receivable for partially charged-off loans							1,339
Allowance for loan losses							(2,170)

Total Private Education Loans, net							$37,465

Loans in forbearance as a percentage of loans in repayment and forbearance	8.2%	3.2%	2.5%	1.6%	1.2%	—%	3.4%

(Dollars in millions) March 31, 2012	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,917	$6,917
Loans in forbearance	892	198	132	64	86	—	1,372
Loans in repayment — current	6,529	5,920	5,204	3,626	6,220	—	27,499
Loans in repayment — delinquent 31-60 days	381	171	136	72	99	—	859
Loans in repayment — delinquent 61-90 days	265	107	79	39	54	—	544
Loans in repayment — delinquent greater than 90 days	663	270	186	93	122	—	1,334

Total	$8,730	$6,666	$5,737	$3,894	$6,581	$6,917	38,525

Unamortized discount							(853)
Receivable for partially charged-off loans							1,250
Allowance for loan losses							(2,190)

Total Private Education Loans, net							$36,732

Loans in forbearance as a percentage of loans in repayment and forbearance	10.2%	3.0%	2.3%	1.7%	1.3%	—%	4.3%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the customer has used forbearance as of the dates indicated. As detailed in the table below, 5 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	March 31, 2013		March 31, 2012
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months customer has used forbearance
Up to 12 months	$867	79%	$839	61%
13 to 24 months	178	16	477	35
More than 24 months	56	5	56	4

Total	$1,101	100%	$1,372	100%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of March 31, 2013.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$23,701	$6,421	$ 1,411	$31,533
$ in total	28,943	8,658	1,467	39,068
Payment method by enrollment status:
In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of March 31, 2013 and 2012, customers in repayment owing approximately $6.1 billion (19 percent of loans in repayment) and $7.0 billion (23 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 10 percent and 11 percent were non-traditional loans as of March 31, 2013 and 2012, respectively.

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2013	$918	$48	$68
December 31, 2012	$904	$55	$67
March 31, 2012	$1,007	$50	$71

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	March 31,
	2013		2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$17,324		$22,788
Loans in forbearance(2)	15,430		19,478
Loans in repayment and percentage of each status:
Loans current	71,792	84.2%	77,099	83.6%
Loans delinquent 31-60 days(3)	4,186	4.9	5,173	5.6
Loans delinquent 61-90 days(3)	2,441	2.9	2,666	2.9
Loans delinquent greater than 90 days(3)	6,885	8.0	7,286	7.9

Total FFELP Loans in repayment	85,304	100%	92,224	100%

Total FFELP Loans, gross	118,058		134,490
FFELP Loan unamortized premium	1,284		1,624

Total FFELP Loans	119,342		136,114
FFELP Loan allowance for losses	(147)		(180)

FFELP Loans, net	$119,195		$135,934

Percentage of FFELP Loans in repayment		72.3%		68.6%

Delinquencies as a percentage of FFELP Loans in repayment		15.8%		16.4%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.3%		17.4%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested extension of grace period during employment transition or who have temporarily ceased making payments due to hardship or other factors.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Allowance at beginning of period	$159	$187
Provision for FFELP Loan losses	16	18
Charge-offs	(22)	(23)
Student loan sales	(6)	(2)

Allowance at end of period	$147	$180

Charge-offs as a percentage of average loans in repayment (annualized)	.10%	.10%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	.08%
Allowance as a percentage of the ending total loans, gross	.12%	.13%
Allowance as a percentage of ending loans in repayment	.17%	.20%
Allowance coverage of charge-offs (annualized)	1.6	2.0
Ending total loans, gross	$118,058	$134,490
Average loans in repayment	$87,256	$93,150
Ending loans in repayment	$85,304	$92,224

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our Consumer Lending and FFELP Loans segments. Our Business Services and Other segments require minimal capital and funding.

We define liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the potential inability to fund Private Education Loan originations. Our three primary liquidity needs include our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress and to avoid any mismatch between the maturity of assets and liabilities, our ongoing ability to fund originations of Private Education Loans and servicing our indebtedness and bank deposits. To achieve these objectives we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt, the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities and through deposits at the Bank.

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

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $2.8 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the issuance of additional bank deposits and unsecured debt, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our FFELP ABCP Facilities and the facility with the Federal Home Loan Bank in Des Moines (the “FHLB-DM Facility”); and we may also issue term ABS.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term. We have $1.4 billion of cash at the Bank as of March 31, 2013 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations.

We will continue to opportunistically purchase FFELP Loan portfolios from others. Additionally, we still expect to redeem all remaining FFELP Loans we currently finance in the ED Conduit Program on or before the program’s anticipated January 19, 2014, maturity date (the “ED Maturity Date”). We plan to rely primarily on securitizing these loans to term through securitization trusts. However, we may also utilize existing FFELP ABCP and FHLB-DM Facility capacities, as well as additional capital markets funding sources.

Since December 31, 2010, we have refinanced approximately $11.6 billion in principal amount of our FFELP Loans previously financed through the ED Conduit Program, most being funded to term through the use of securitization trusts. As of March 31, 2013, we have $6.9 billion in principal amount of FFELP Loans remaining in the ED Conduit Program. If we cannot obtain sufficient cost-effective funding to finance any or all of the FFELP Loans remaining in the ED Conduit Program on or before the ED Maturity Date, any remaining FFELP Loans still in the program must be put to ED at 97 percent of their principal balance which results in us forfeiting three percent of the principal amount of those loans. In addition, we will also no longer collect future servicing revenues or interest income on any loans put to ED.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	March 31, 2013	December 31, 2012
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,290	$2,376
Sallie Mae Bank(1)	1,472	1,598

Total unrestricted cash and liquid investments	$3,762	$3,974

Unencumbered FFELP Loans	$1,753	$1,656

Average Balances

	Three Months Ended
(Dollars in millions)	March 31, 2013	March 31, 2012
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,820	$1,656
Sallie Mae Bank(1)	1,229	880

Total unrestricted cash and liquid investments	$4,049	$2,536

Unencumbered FFELP Loans	$1,695	$1,080

(1)	This amount will be used primarily to originate or acquire student loans at the Bank. See discussion below on restrictions on the Bank to pay dividends.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP ABCP Facility and FHLB-DM Facility will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of March 31, 2013 and December 31, 2012, the maximum additional capacity under these facilities was $9.8 billion and $11.8 billion, respectively. For the three months ended March 31, 2013 and 2012, the average maximum additional capacity under these facilities was $10.8 billion and $12.1 billion, respectively.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans, net, comprised $12.5 billion of our unencumbered assets of which $10.8 billion and $1.7 billion related to Private Education Loans, net and FFELP Loans, net, respectively. At March 31, 2013, we had a total of $21.2 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. While applicable Utah and FDIC regulations differ in approach as to determinations of impairment of capital and surplus, neither method of determination has historically required the Bank to obtain consent to the payment of dividends. For the three months ended March 31, 2013 and 2012, the Bank paid dividends of $120 million and $50 million, respectively.

For further discussion of our various sources of liquidity, such as the ED Conduit Program, the FFELP ABCP Facility, the Bank, our continued access to the ABS market, our asset-backed financing facilities, the lending agreement we entered into with the FHLB-DM and our issuance of unsecured debt, see “Note 6 — Borrowings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	March 31, 2013	December 31, 2012
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$6.4	$6.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.7	6.6
Tangible unencumbered assets(1)	21.2	21.2
Unsecured debt	(26.7)	(26.7)
Mark-to-market on unsecured hedged debt(2)	(1.5)	(1.7)
Other liabilities, net	(1.4)	(1.4)

Total tangible equity	$4.7	$4.6

(1)	Excludes goodwill and acquired intangible assets.

(2)

At March 31, 2013 and December 31, 2012, there were $1.2 billion and $1.4 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Transactions during the First-Quarter 2013

The following financing transactions have taken place in the first quarter of 2013:

Unsecured Financings:

•	January 28, 2013 — issued $1.5 billion senior unsecured bonds.

FFELP Financings:

•	February 14, 2013 — issued $1.2 billion FFELP ABS.

Private Education Loan Financings:

•	January 31, 2013 — issued $0.3 billion Private Education Loan subordinate ABS previously retained.

•	March 7, 2013 — issued $1.1 billion Private Education Loan ABS.

Shareholder Distributions

On February 5, 2013, we increased our quarterly dividend on our common stock from $0.125 per common share to $0.15 per common share. The Board of Directors also authorized a $400 million share repurchase program for our outstanding common stock. The program does not have an expiration date. For the first-quarter 2013, we repurchased 10 million shares of common stock for $199 million.

2013 Sale of FFELP Securitization Trust Residual Interest

On February 13, 2013, we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. The sale removed student loan assets of $3.8 billion and related liabilities of $3.7 billion from our balance sheet. The gain from the transaction added $0.08 to our first-quarter 2013 GAAP and “Core Earnings” diluted earnings per share.

Recent Second-Quarter 2013 Transactions

On April 11, 2013, we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. The sale will remove student loan assets of approximately $2.03 billion and related liabilities of approximately $1.99 billion from our balance sheet. The gain from the transaction will add approximately $0.13 to our second-quarter 2013 GAAP and “Core Earnings” diluted earnings per share.

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

The table below highlights exposure related to our derivative counterparties at March 31, 2013.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts
Exposure, net of collateral(1)	$83	$587
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	88%	31%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

(1)

Recent turmoil in the European markets has led to increased disclosure of exposure to those markets. Our securitization trusts had total net exposure of $519 million related to financial institutions located in France; of this amount, $400 million carries a guaranty from the French government. The total exposure relates to $5.8 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.5 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of March 31, 2013, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at March 31, 2013 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $53 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at March 31, 2013 and December 31, 2012, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three months ended March 31, 2013 and 2012. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	March 31, 2013			December 31, 2012
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,778	$15,167	$17,945	$2,319	$15,446	$17,765
Brokered deposits	1,170	2,782	3,952	979	3,088	4,067
Retail and other deposits	3,643	—	3,643	3,247	—	3,247
Other(1)	1,240	—	1,240	1,609	—	1,609

Total unsecured borrowings	8,831	17,949	26,780	8,154	18,534	26,688

Secured borrowings:
FFELP Loan securitizations	—	100,750	100,750	—	105,525	105,525
Private Education Loan securitizations	—	20,252	20,252	—	19,656	19,656
ED Conduit Program Facility	6,967	—	6,967	9,551	—	9,551
FFELP ABCP Facility	—	5,114	5,114	—	4,154	4,154
Private Education Loan ABCP Facility	539	—	539	—	1,070	1,070
Acquisition financing(2)	—	576	576	—	673	673
FHLB-DM Facility	880	1,220	2,100	2,100	—	2,100

Total secured borrowings	8,386	127,912	136,298	11,651	131,078	142,729

Total “Core Earnings” basis	17,217	145,861	163,078	19,805	149,612	169,417
Hedge accounting adjustments	37	2,026	2,063	51	2,789	2,840

Total GAAP basis	$17,254	$147,887	$165,141	$19,856	$152,401	$172,257

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured borrowings comprised 84 percent of our “Core Earnings” basis debt outstanding at both March 31, 2013 and December 31, 2012.

Average Balances

	Three Months Ended March 31,
	2013		2012
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$18,324	3.17%	$18,004	2.88%
Brokered deposits	4,012	1.56	3,515	2.08
Retail and other deposits	3,540	.83	2,283	.95
Other(1)	1,396	.22	1,400	.11

Total unsecured borrowings	27,272	2.48	25,202	2.44

Secured borrowings:
FFELP Loan securitizations	102,532	.97	107,230	1.14
Private Education Loan securitizations	19,712	2.06	18,577	2.09
ED Conduit Program Facility	8,446	.94	20,515	.81
FFELP ABCP Facility	4,464	.99	4,018	1.19
Private Education Loan ABCP Facility	919	1.74	2,633	1.69
Acquisition financing(2)	602	4.79	872	4.85
FHLB-DM Facility	2,100	.30	1,071	.29

Total secured borrowings	138,775	1.13	154,916	1.23

Total	$166,047	1.35%	$180,118	1.40%

“Core Earnings” average balance and rate	$166,047	1.35%	$180,118	1.40%
Adjustment for GAAP accounting treatment	—	.04	—	.09

GAAP-basis average balance and rate	$166,047	1.39%	$180,118	1.49%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our 2012 Form 10-K. There were no significant changes to these critical accounting policies during the first quarter of 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2013 and December 31, 2012, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments, that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise in 2013.

	As of March 31, 2013			As of March 31, 2012
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(32)	$(17)	$(281)	$(19)	$8	$(343)
Unrealized gains (losses) on derivative and hedging activities	368	593	(2)	503	857	(12)

Increase in net income before taxes	$336	$576	$(283)	$484	$865	$(355)

Increase in diluted earnings per common share	$.733	$1.257	$(.618)	$.949	$1.697	$(.696)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At March 31, 2013
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$119,294	$(672)	(1)%	$(1,317)	(1)%
Private Education Loans	37,214	—	—	—	—
Other earning assets	9,519	—	—	(1)	—
Other assets	7,907	(461)	(6)	(936)	(12)%

Total assets gain/(loss)	$173,934	$(1,133)	(1)%	$(2,254)	(1)%

Liabilities
Interest-bearing liabilities	$161,453	$(855)	(1)%	$(2,371)	(1)%
Other liabilities	3,791	(213)	(6)	195	5

Total liabilities (gain)/loss	$165,244	$(1,068)	(1)%	$(2,176)	(1)%

	At December 31, 2012
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$125,042	$(738)	(1)%	$(1,438)	(1)%
Private Education Loans	36,081	—	—	—	—
Other earning assets	9,994	—	—	(1)	—
Other assets	8,721	(560)	(6)	(1,187)	(14)%

Total assets gain/(loss)	$179,838	$(1,298)	(1)%	$(2,626)	(1)%

Liabilities
Interest-bearing liabilities	$166,071	$(829)	—%	$(2,298)	(1)%
Other liabilities	3,937	(422)	(11)	(274)	(7)

Total liabilities (gain)/loss	$170,008	$(1,251)	(1)%	$(2,572)	(2)%

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

During the three months ended March 31, 2013 and 2012, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the March 31, 2013 and March 31, 2012 analyses is the result of one-month LIBOR-indexed FFELP Loans (loans formerly indexed to commercial paper) being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2013. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

(Dollars in billions) Index	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$6.0	$—	$6.0
Prime	annual	0.6	—	0.6
Prime	quarterly	4.2	—	4.2
Prime	monthly	19.1	—	19.1
Prime	daily	—	1.3	(1.3)
PLUS Index	annual	0.4	—	0.4
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	100.4	(100.4)
1-month LIBOR	monthly	12.8	32.2	(19.4)
1-month LIBOR daily	daily	112.0	—	112.0
CMT/CPI Index	monthly/quarterly	—	1.3	(1.3)
Non-Discrete reset(3)	monthly	—	17.6	(17.6)
Non-Discrete reset(4)	daily/weekly	9.5	4.9	4.6
Fixed Rate(5)		9.5	16.4	(6.9)

Total		$174.1	$174.1	$—

(1)	FFELP Loans of $51.9 billion ($47.1 billion LIBOR index and $4.8 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program Facility and the FHLB-DM Facility.

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

“Core Earnings” Basis

(Dollars in billions) Index	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$6.0	$—	$6.0
Prime	annual	.6	—	.6
Prime	quarterly	4.2	—	4.2
Prime	monthly	19.1	4.5	14.6
Prime	daily	—	1.3	(1.3)
PLUS Index	annual	.4	—	.4
3-month LIBOR	daily	—	6.0	(6.0)
3-month LIBOR	quarterly	—	78.8	(78.8)
1-month LIBOR	monthly	12.8	41.9	(29.1)
1-month LIBOR	daily	112.0	5.0	107.0
Non-Discrete reset(3)	monthly	—	17.6	(17.6)
Non-Discrete reset(4)	daily/weekly	9.5	4.9	4.6
Fixed Rate(5)		7.2	11.8	(4.6)

Total		$171.8	$171.8	$—

(1)	FFELP Loans of $20.2 billion ($18.5 billion LIBOR index and $1.7 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities, the ABCP Facilities, the ED Conduit Program Facility and the FHLB-DM Facility.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2013.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.9
Other loans	7.2
Cash and investments	.1

Total earning assets	7.5

Borrowings
Short-term borrowings	.3
Long-term borrowings	6.7

Total borrowings	6.0

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of these items and other litigation to which we are a party, see our 2012 Form 10-K and subsequent filings with the SEC.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2013.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 — January 31, 2013	.6	$16.99	—	$—
February 1 — February 28, 2013	3.9	18.74	2.6	351
March 1 — March 31, 2013	8.0	19.65	7.6	201

Total first-quarter 2013	12.5	$19.23	10.2

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In February 2013, our board of directors authorized us to purchase up to $400 million of shares of our common stock.

The closing price of our common stock on the NASDAQ Global Select Market on March 28, 2013 was $20.50.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, Performance Stock Unit Term Sheet — 2013†
10.2	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet — 2013†
10.3	Form of SLM Corporation 2012 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options—2013†
10.4	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement — 2013†
10.5	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2013†
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/s/ JOSEPH A. DEPAULO
Joseph A. DePaulo Executive Vice President - Banking and Finance (Principal Financial Officer)

Date: May 3, 2013