Form 10-Q
period 2013-06-30
SLM CORP
filed 2013-08-05
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2013
Common Stock, $0.20 par value	436,188,852 shares

SLM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
FFELP Loans (net of allowance for losses of $133 and $159, respectively)	$108,491	$125,612
Private Education Loans (net of allowance for losses of $2,149 and $2,171 respectively)	37,116	36,934
Investments
Available-for-sale	72	72
Other	866	1,010

Total investments	938	1,082
Cash and cash equivalents	3,327	3,900
Restricted cash and investments	4,109	5,011
Goodwill and acquired intangible assets, net	440	448
Other assets	7,047	8,273

Total assets	$161,468	$181,260

Liabilities
Short-term borrowings	$16,558	$19,856
Long-term borrowings	135,879	152,401
Other liabilities	3,597	3,937

Total liabilities	156,034	176,194

Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 544 million and 536 million shares issued, respectively	109	107
Additional paid-in capital	4,355	4,237
Accumulated other comprehensive income (loss) (net of tax (expense) benefit of $(5) and $3, respectively)	9	(6)
Retained earnings	2,195	1,451

Total SLM Corporation stockholders’ equity before treasury stock	7,233	6,354
Less: Common stock held in treasury at cost: 108 million and 83 million shares, respectively	(1,804)	(1,294)

Total SLM Corporation stockholders’ equity	5,429	5,060
Noncontrolling interest	5	6

Total equity	5,434	5,066

Total liabilities and equity	$161,468	$181,260

Supplemental information — assets and liabilities of consolidated variable interest entities:

	June 30, 2013	December 31, 2012
FFELP Loans	$103,662	$121,059
Private Education Loans	26,084	26,072
Restricted cash and investments	3,698	4,826
Other assets	1,841	2,312
Short-term borrowings	6,524	9,551
Long-term borrowings	116,504	131,518

Net assets of consolidated variable interest entities	$12,257	$13,200

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
FFELP Loans	$703	$777	$1,439	$1,619
Private Education Loans	627	616	1,249	1,241
Other loans	3	4	6	9
Cash and investments	4	6	8	8

Total interest income	1,337	1,403	2,702	2,877
Total interest expense	553	656	1,123	1,322

Net interest income	784	747	1,579	1,555
Less: provisions for loan losses	201	243	442	496

Net interest income after provisions for loan losses	583	504	1,137	1,059

Other income (loss):
Gains on sales of loans and investments	251	—	307	—
Gains (losses) on derivative and hedging activities, net	18	6	(13)	(366)
Servicing revenue	89	88	178	178
Contingency revenue	109	87	208	176
Gains on debt repurchases	19	20	42	58
Other	24	(2)	58	38

Total other income	510	199	780	84

Expenses:
Salaries and benefits	134	117	265	242
Other operating expenses	124	114	243	240

Total operating expenses	258	231	508	482
Goodwill and acquired intangible asset impairment and amortization expense	4	5	7	9
Restructuring and other reorganization expenses	24	3	35	7

Total expenses	286	239	550	498

Income from continuing operations, before income tax expense	807	464	1,367	645
Income tax expense	300	169	512	237

Net income from continuing operations	507	295	855	408
Income (loss) from discontinued operations, net of tax expense (benefit)	35	(4)	33	(6)

Net income	542	291	888	402
Less: net loss attributable to noncontrolling interest	(1)	(1)	(1)	(1)

Net income attributable to SLM Corporation	543	292	889	403
Preferred stock dividends	5	5	10	10

Net income attributable to SLM Corporation common stock	$538	$287	$879	$393

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.14	$.60	$1.90	$.81
Discontinued operations	.08	(.01)	.07	(.01)

Total	$1.22	$.59	$1.97	$.80

Average common shares outstanding	440	482	445	493

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.12	$.60	$1.87	$.80
Discontinued operations	.08	(.01)	.07	(.01)

Total	$1.20	$.59	$1.94	$.79

Average common and common equivalent shares outstanding	448	488	453	499

Dividends per common share attributable to SLM Corporation	$.15	$.125	$.30	$.25

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$542	$291	$888	$402
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	22	(10)	23	(11)
Reclassification adjustments for derivative losses included in net income (interest expense)	2	8	5	17

Total unrealized gains (losses) on derivatives	24	(2)	28	6
Unrealized losses on investments	(3)	—	(4)	—
Income tax (expense) benefit	(8)	1	(9)	(2)

Other comprehensive income (loss), net of tax	13	(1)	15	4

Comprehensive income	555	290	903	406
Less: comprehensive loss attributable to noncontrolling interest	(1)	(1)	(1)	(1)

Total comprehensive income attributable to SLM Corporation	$556	$291	$904	$407

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at March 31, 2012	7,300,000	532,246,806	(39,084,156)	493,162,650	$565	$106	$4,182	$(9)	$814	$(620)	$5,038	$8	$5,046
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	292	—	292	(1)	291
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	291	(1)	290
Cash dividends:
Common stock ($.125 per share)	—	—	—	—	—	—	—	—	(61)	—	(61)	—	(61)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.56 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	426,168	—	426,168	—	1	4	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	10	—	—	—	10	—	10
Common stock repurchased	—	—	(23,836,964)	(23,836,964)	—	—	—	—	—	(341)	(341)	—	(341)
Shares repurchased related to employee stock-based compensation plans	—	—	(349,655)	(349,655)	—	—	—	—	—	(6)	(6)	—	(6)

Balance at June 30, 2012	7,300,000	532,672,974	(63,270,775)	469,402,199	$565	$107	$4,196	$(10)	$1,040	$(967)	$4,931	$7	$4,938

Balance at March 31, 2013	7,300,000	539,665,760	(95,455,400)	444,210,360	$565	$108	$4,291	$(4)	$1,723	$(1,535)	$5,148	$6	$5,154
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	543	—	543	(1)	542
Other comprehensive income, net of tax	—	—	—	—	—	—	—	13	—	—	13	—	13

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	556	(1)	555
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(66)	—	(66)	—	(66)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.52 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	4,115,424	—	4,115,424	—	1	50	—	—	—	51	—	51
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	4	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	—	10	—	—	—	10	—	10
Common stock repurchased	—	—	(9,096,144)	(9,096,144)	—	—	—	—	—	(201)	(201)	—	(201)
Shares repurchased related to employee stock-based compensation plans	—	—	(3,040,788)	(3,040,788)	—	—	—	—	—	(68)	(68)	—	(68)

Balance at June 30, 2013	7,300,000	543,781,184	(107,592,332)	436,188,852	$565	$109	$4,355	$9	$2,195	$(1,804)	$5,429	$5	$5,434

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	403	—	403	(1)	402
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4	—	—	4	—	4

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	407	(1)	406
Cash dividends:
Common stock ($.25 per share)	—	—	—	—	—	—	—	—	(123)	—	(123)	—	(123)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Preferred stock, series B ($1.13 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Issuance of common shares	—	3,597,652	—	3,597,652	—	1	31	—	—	—	32	—	32
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(3)	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	—	—	—	32	—	—	—	32	—	32
Common stock repurchased	—	—	(40,540,146)	(40,540,146)	—	—	—	—	—	(609)	(609)	—	(609)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,406,632)	(2,406,632)	—	—	—	—	—	(38)	(38)	—	(38)

Balance at June 30, 2012	7,300,000	532,672,974	(63,270,775)	469,402,199	$565	$107	$4,196	$(10)	$1,040	$(967)	$4,931	$7	$4,938

Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	889	—	889	(1)	888
Other comprehensive income, net of tax	—	—	—	—	—	—	—	15	—	—	15	—	15

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	904	(1)	903
Cash dividends:
Common stock ($.30 per share)	—	—	—	—	—	—	—	—	(134)	—	(134)	—	(134)
Preferred stock, series A ($1.74 per share)	—	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Preferred stock, series B ($1.01 per share)	—	—	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	8,273,219	—	8,273,219	—	2	84	—	—	—	86	—	86
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	5	—	—	—	5	—	5
Stock-based compensation expense	—	—	—	—	—	—	29	—	—	—	29	—	29
Common stock repurchased	—	—	(19,316,948)	(19,316,948)	—	—	—	—	—	(400)	(400)	—	(400)
Shares repurchased related to employee stock-based compensation plans	—	—	(5,365,363)	(5,365,363)	—	—	—	—	—	(110)	(110)	—	(110)

Balance at June 30, 2013	7,300,000	543,781,184	(107,592,332)	436,188,852	$565	$109	$4,355	$9	$2,195	$(1,804)	$5,429	$5	$5,434

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$888	$402
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(33)	6
Gains on sales of loans and investments	(307)	—
Gains on debt repurchases	(42)	(58)
Goodwill and acquired intangible asset impairment and amortization expense	7	9
Stock-based compensation expense	29	32
Unrealized (gains) losses on derivative and hedging activities	(330)	(1)
Provisions for loan losses	442	496
(Increase) decrease in restricted cash — other	(6)	1
(Increase) decrease in accrued interest receivable	(42)	104
Increase in accrued interest payable	6	29
Decrease in other assets	504	32
(Decrease) increase in other liabilities	(200)	92

Cash provided by operating activities – continuing operations	916	1,144

Cash provided by (used in) operating activities – discontinued operations	38	(6)

Total net cash provided by operating activities	954	1,138

Investing activities
Student loans acquired and originated	(2,078)	(3,826)
Reduction of student loans:
Installment payments, claims and other	6,265	8,479
Proceeds from sales of student loans	707	284
Other investing activities, net	115	—
Purchases of available-for-sale securities	(24)	(22)
Proceeds from maturities of available-for-sale securities	20	44
Purchases of other securities	(144)	(148)
Proceeds from maturities of other securities	133	128
Decrease (increase) in restricted cash – variable interest entities	611	(994)

Total net cash provided by investing activities	5,605	3,945

Financing activities
Borrowings collateralized by loans in trust — issued	6,187	6,894
Borrowings collateralized by loans in trust — repaid	(6,439)	(6,849)
Asset-backed commercial paper conduits, net	4,349	1,233
ED Conduit Program facility, net	(9,551)	(5,835)
Other short-term borrowings issued	—	23
Other short-term borrowings repaid	(893)	(64)
Other long-term borrowings issued	1,489	1,927
Other long-term borrowings repaid	(1,403)	(1,782)
Other financing activities, net	(766)	94
Retail and other deposits, net	439	244
Common stock repurchased	(400)	(609)
Common stock dividends paid	(134)	(123)
Preferred stock dividends paid	(10)	(10)

Net cash used in financing activities	(7,132)	(4,857)

Net (decrease) increase in cash and cash equivalents	(573)	226
Cash and cash equivalents at beginning of period	3,900	2,794

Cash and cash equivalents at end of period	$3,327	$3,020

Supplemental disclosures of cash flow information:
Cash disbursements made (refunds received) for:
Interest	$1,121	$1,276

Income taxes paid	$282	$310

Income taxes received	$(18)	$(5)

Noncash activity:
Investing activity — Student loans and other assets acquired	$—	$402

Student loans and other assets removed related to sale of Residual Interest in securitization	$(11,802)	$—

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$—	$425

Borrowings removed related to sale of Residual Interest in securitization	$(12,084)	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2013 and for the three and six months ended

June 30, 2013 and 2012 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Definitions for certain capitalized terms used in this document can be found in the 2012 Form 10-K.

Consolidation

In first six months of 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We will continue to service the student loans in the trusts under existing agreements. Prior to the sale of the Residual Interests, we had consolidated the trusts as VIEs because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust, we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interests we are no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trusts. As a result of these transactions, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from the balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” for the six months ended June 30, 2013.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2012 to be consistent with classifications adopted for 2013, and had no effect on net income, total assets, or total liabilities.

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

Allowance for Loan Losses Metrics

	Three Months Ended June 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$147	$2,170	$42	$2,359
Total provision	14	187	—	201
Charge-offs(1)	(20)	(212)	(7)	(239)
Student loan sales	(8)	—	—	(8)
Reclassification of interest reserve(2)	—	4	—	4

Ending balance	$133	$2,149	$35	$2,317

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,181	$26	$1,207
Ending balance: collectively evaluated for impairment	$133	$968	$9	$1,110
Loans:
Ending balance: individually evaluated for impairment	$—	$8,416	$57	$8,473
Ending balance: collectively evaluated for impairment	$107,538	$31,601	$96	$139,235
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.69%	17.57%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.59%	17.57%
Allowance as a percentage of the ending total loan balance	.12%	5.37%	22.93%
Allowance as a percentage of the ending loans in repayment	.17%	6.80%	22.93%
Allowance coverage of charge-offs (annualized)	1.7	2.5	1.2
Ending total loans(3)	$107,538	$40,017	$153
Average loans in repayment	$81,423	$31,618	$161
Ending loans in repayment	$77,063	$31,627	$153

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Three Months Ended June 30, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$180	$2,190	$64	$2,434
Total provision	18	225	—	243
Charge-offs(1)	(23)	(235)	(5)	(263)
Student loan sales	(2)	—	—	(2)
Reclassification of interest reserve(2)	—	6	—	6

Ending balance	$173	$2,186	$59	$2,418

Allowance:
Ending balance: individually evaluated for impairment	$—	$921	$45	$966
Ending balance: collectively evaluated for impairment	$173	$1,265	$14	$1,452
Loans:
Ending balance: individually evaluated for impairment	$—	$6,569	$84	$6,653
Ending balance: collectively evaluated for impairment	$131,512	$32,905	$152	$164,569
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	3.09%	9.80%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.96%	9.80%
Allowance as a percentage of the ending total loan balance	.13%	5.54%	24.85%
Allowance as a percentage of the ending loans in repayment	.19%	7.11%	24.85%
Allowance coverage of charge-offs (annualized)	1.8	2.3	2.5
Ending total loans(3)	$131,512	$39,474	$236
Average loans in repayment	$92,436	$30,533	$241
Ending loans in repayment	$91,998	$30,731	$236

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	30	412	—	442
Charge-offs(1)	(42)	(444)	(12)	(498)
Student loan sales	(14)	—	—	(14)
Reclassification of interest reserve(2)	—	10	—	10

Ending balance	$133	$2,149	$35	$2,317

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,181	$26	$1,207
Ending balance: collectively evaluated for impairment	$133	$968	$9	$1,110
Loans:
Ending balance: individually evaluated for impairment	$—	$8,416	$57	$8,473
Ending balance: collectively evaluated for impairment	$107,538	$31,601	$96	$139,235
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.83%	14.11%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	2.73%	14.11%
Allowance as a percentage of the ending total loan balance	.12%	5.37%	22.93%
Allowance as a percentage of the ending loans in repayment	.17%	6.80%	22.93%
Allowance coverage of charge-offs (annualized)	1.6	2.4	1.5
Ending total loans(3)	$107,538	$40,017	$153
Average loans in repayment	$84,323	$31,631	$170
Ending loans in repayment	$77,063	$31,627	$153

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Six Months Ended June 30, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$187	$2,171	$69	$2,427
Total provision	36	460	—	496
Charge-offs(1)	(46)	(459)	(10)	(515)
Student loan sales	(4)	—	—	(4)
Reclassification of interest reserve(2)	—	14	—	14

Ending balance	$173	$2,186	$59	$2,418

Allowance:
Ending balance: individually evaluated for impairment	$—	$921	$45	$966
Ending balance: collectively evaluated for impairment	$173	$1,265	$14	$1,452
Loans:
Ending balance: individually evaluated for impairment	$—	$6,569	$84	$6,653
Ending balance: collectively evaluated for impairment	$131,512	$32,905	$152	$164,569
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	3.03%	8.41%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.90%	8.41%
Allowance as a percentage of the ending total loan balance	.13%	5.54%	24.85%
Allowance as a percentage of the ending loans in repayment	.19%	7.11%	24.85%
Allowance coverage of charge-offs (annualized)	1.9	2.4	2.8
Ending total loans(3)	$131,512	$39,474	$236
Average loans in repayment	$92,793	$30,456	$248
Ending loans in repayment	$91,998	$30,731	$236

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

	Private Education Loans Credit Quality Indicators
	June 30, 2013		December 31, 2012
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$35,645	92%	$35,347	92%
Non-Traditional(1)	3,038	8	3,207	8

Total	$38,683	100%	$38,554	100%

Cosigners:
With cosigner	$25,448	66%	$24,907	65%
Without cosigner	13,235	34	13,647	35

Total	$38,683	100%	$38,554	100%

Seasoning(2):
1-12 payments	$7,132	19%	$7,371	19%
13-24 payments	5,681	15	6,137	16
25-36 payments	5,878	15	6,037	16
37-48 payments	4,822	12	4,780	12
More than 48 payments	9,274	24	8,325	22
Not yet in repayment	5,896	15	5,904	15

Total	$38,683	100%	$38,554	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	June 30, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$15,239		$17,702
Loans in forbearance(2)	15,236		15,902
Loans in repayment and percentage of each status:
Loans current	64,801	84.1%	75,499	83.2%
Loans delinquent 31-60 days(3)	3,750	4.9	4,710	5.2
Loans delinquent 61-90 days(3)	2,156	2.8	2,788	3.1
Loans delinquent greater than 90 days(3)	6,356	8.2	7,734	8.5

Total FFELP Loans in repayment	77,063	100%	90,731	100%

Total FFELP Loans, gross	107,538		124,335
FFELP Loan unamortized premium	1,086		1,436

Total FFELP Loans	108,624		125,771
FFELP Loan allowance for losses	(133)		(159)

FFELP Loans, net	$108,491		$125,612

Percentage of FFELP Loans in repayment		71.7%		73.0%

Delinquencies as a percentage of FFELP Loans in repayment		15.9%		16.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.5%		14.9%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Private Education Traditional Loan Delinquencies
	June 30, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,475		$5,421
Loans in forbearance(2)	1,015		996
Loans in repayment and percentage of each status:
Loans current	27,218	93.3%	26,597	91.9%
Loans delinquent 31-60 days(3)	650	2.2	837	2.9
Loans delinquent 61-90 days(3)	395	1.4	375	1.3
Loans delinquent greater than 90 days(3)	892	3.1	1,121	3.9

Total traditional loans in repayment	29,155	100%	28,930	100%

Total traditional loans, gross	35,645		35,347
Traditional loans unamortized discount	(673)		(713)

Total traditional loans	34,972		34,634
Traditional loans receivable for partially charged-off loans	800		797
Traditional loans allowance for losses	(1,629)		(1,637)

Traditional loans, net	$34,143		$33,794

Percentage of traditional loans in repayment		81.8%		81.9%

Delinquencies as a percentage of traditional loans in repayment		6.6%		8.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.4%		3.3%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

	Private Education Non-Traditional Loan Delinquencies
	June 30, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$421		$483
Loans in forbearance(2)	145		140
Loans in repayment and percentage of each status:
Loans current	1,978	80.1%	1,978	76.5%
Loans delinquent 31-60 days(3)	142	5.7	175	6.8
Loans delinquent 61-90 days(3)	100	4.0	106	4.1
Loans delinquent greater than 90 days(3)	252	10.2	325	12.6

Total non-traditional loans in repayment	2,472	100%	2,584	100%

Total non-traditional loans, gross	3,038		3,207
Non-traditional loans unamortized discount	(79)		(83)

Total non-traditional loans	2,959		3,124
Non-traditional loans receivable for partially charged-off loans	534		550
Non-traditional loans allowance for losses	(520)		(534)

Non-traditional loans, net	$2,973		$3,140

Percentage of non-traditional loans in repayment		81.4%		80.6%

Delinquencies as a percentage of non-traditional loans in repayment		20.0%		23.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.5%		5.1%

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $217 million and $141 million in allowance for Private Education Loan losses at June 30, 2013 and 2012, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Receivable at beginning of period	$1,339	$1,250	$1,347	$1,241
Expected future recoveries of current period defaults(1)	70	82	148	151
Recoveries(2)	(54)	(44)	(122)	(94)
Charge-offs(3)	(21)	(11)	(39)	(21)

Receivable at end of period	1,334	1,277	1,334	1,277
Allowance for estimated recovery shortfalls(4)	(217)	(141)	(217)	(141)

Net receivable at end of period	$1,117	$1,136	$1,117	$1,136

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of June 30, 2013 and 2012, respectively.

Troubled Debt Restructurings (“TDRs”)

We modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either cumulative forbearance of greater than three months, an interest rate reduction or

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

an extended repayment plan are classified as TDRs. Forbearance provides customers the ability to defer payments for a period of time, but does not result in the forgiveness of any principal or interest. While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. At June 30, 2013 and December 31, 2012, the percentage of loans granted forbearance that have migrated to a TDR classification due to the extension of the original forbearance period was 48 percent and 43 percent, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of June 30, 2013 and December 31, 2012 was $1.5 billion and $1.0 billion, respectively.

At June 30, 2013 and December 31, 2012, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
June 30, 2013
Private Education Loans — Traditional	$6,728	$6,807	$901
Private Education Loans — Non-Traditional	1,366	1,376	280

Total	$8,094	$8,183	$1,181

December 31, 2012
Private Education Loans — Traditional	$5,999	$6,074	$844
Private Education Loans — Non-Traditional	1,295	1,303	282

Total	$7,294	$7,377	$1,126

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended June 30,
	2013		2012
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$6,718	$100	$5,036	$81
Private Education Loans — Non-Traditional	1,412	27	1,206	26

Total	$8,130	$127	$6,242	$107

	Six Months Ended June 30,
	2013		2012
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$6,524	$196	$4,772	$154
Private Education Loans — Non-Traditional	1,391	54	1,158	51

Total	$7,915	$250	$5,930	$205

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	June 30, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$656		$574
Loans in forbearance(2)	649		544
Loans in repayment and percentage of each status:
Loans current	5,365	78.0%	4,619	73.8%
Loans delinquent 31-60 days(3)	450	6.5	478	7.6
Loans delinquent 61-90 days(3)	308	4.5	254	4.1
Loans delinquent greater than 90 days(3)	755	11.0	908	14.5

Total TDR loans in repayment	6,878	100%	6,259	100%

Total TDR loans, gross	$8,183		$7,377

(1)	Loans for customers who have requested and qualify for permitted program deferments such as military, unemployment, or economic hardships.

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

	Three Months Ended June 30,
	2013			2012
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$491	$84	$159	$554	$82	$376
Private Education Loans — Non-Traditional	75	31	45	104	33	124

Total	$566	$115	$204	$658	$115	$500

	Six Months Ended June 30,
	2013			2012
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$1,036	$181	$375	$1,210	$148	$780
Private Education Loans — Non-Traditional	165	65	101	245	62	252

Total	$1,201	$246	$476	$1,455	$210	$1,032

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (continued)

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2013
Private Education Loans — Traditional	$838	$32	$47
Private Education Loans — Non-Traditional	90	12	22

Total	$928	$44	$69

December 31, 2012
Private Education Loans — Traditional	$798	$39	$45
Private Education Loans — Non-Traditional	106	16	22

Total	$904	$55	$67

3.	Borrowings

The following table summarizes our borrowings.

	June 30, 2013			December 31, 2012
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$3,063	$14,433	$17,496	$2,319	$15,446	$17,765
Brokered deposits	1,298	2,247	3,545	979	3,088	4,067
Retail and other deposits	3,686	—	3,686	3,247	—	3,247
Other(1)	825	—	825	1,609	—	1,609

Total unsecured borrowings	8,872	16,680	25,552	8,154	18,534	26,688

Secured borrowings:
FFELP Loan securitizations	—	92,428	92,428	—	105,525	105,525
Private Education Loan securitizations	—	20,594	20,594	—	19,656	19,656
ED Conduit Program Facility	—	—	—	9,551	—	9,551
FFELP ABCP Facilities	6,524	2,816	9,340	—	4,154	4,154
Private Education Loan ABCP Facility	—	—	—	—	1,070	1,070
Acquisition financing(2)	—	505	505	—	673	673
FHLB-DM Facility	1,115	1,220	2,335	2,100	—	2,100

Total secured borrowings	7,639	117,563	125,202	11,651	131,078	142,729

Total before hedge accounting adjustments	16,511	134,243	150,754	19,805	149,612	169,417
Hedge accounting adjustments	47	1,636	1,683	51	2,789	2,840

Total	$16,558	$135,879	$152,437	$19,856	$152,401	$172,257

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.
(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (continued)

Secured Borrowings

The tables below summarize all of our financing entities that are VIEs which we consolidate as a result of being the entities’ primary beneficiary. As such, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs:

	June 30, 2013
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$92,428	$92,428	$93,988	$3,177	$649	$97,814
Private Education Loan securitizations	—	20,594	20,594	26,084	413	540	27,037
FFELP ABCP Facilities	6,524	2,816	9,340	9,674	108	176	9,958

Total before hedge accounting adjustments	6,524	115,838	122,362	129,746	3,698	1,365	134,809
Hedge accounting adjustments	—	666	666	—	—	476	476

Total	$6,524	$116,504	$123,028	$129,746	$3,698	$1,841	$135,285

	December 31, 2012
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$105,525	$105,525	$107,009	$3,652	$608	$111,269
Private Education Loan securitizations	—	19,656	19,656	24,618	385	545	25,548
ED Conduit Program Facility	9,551	—	9,551	9,645	410	134	10,189
FFELP ABCP Facility	—	4,154	4,154	4,405	77	63	4,545
Private Education Loan ABCP Facility	—	1,070	1,070	1,454	302	33	1,789

Total before hedge accounting adjustments	9,551	130,405	139,956	147,131	4,826	1,383	153,340
Hedge accounting adjustments	—	1,113	1,113	—	—	929	929

Total	$9,551	$131,518	$141,069	$147,131	$4,826	$2,312	$154,269

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (continued)

Securitizations

The following table summarizes the securitization transactions that occurred during the year ended December 31, 2012 and the six months ended June 30, 2013.

(Dollars in millions)				AAA-rated bonds
Issue	Date Issued	Total Issued		Weighted Average Interest Rate	Weighted Average Life
FFELP:
2012-1	January 2012	$765		1 month LIBOR plus 0.91%	4.6 years
2012-2	March 2012	824		1 month LIBOR plus 0.70%	4.7 years
2012-3	May 2012	1,252		1 month LIBOR plus 0.65%	4.6 years
2012-4	June 2012	1,491	(1)	1 month LIBOR plus 1.10%	8.2 years
2011-3	July 2012	24		N/A (Retained B Notes sold)
2012-4	July 2012	45		N/A (Retained B Notes sold)
2012-5	July 2012	1,252		1 month LIBOR plus 0.67%	4.5 years
2012-6	September 2012	1,249		1 month LIBOR plus 0.62%	4.6 years
2012-7	November 2012	1,251		1 month LIBOR plus 0.55%	4.5 years
2012-8	December 2012	1,527		1 month LIBOR plus 0.90%	7.8 years

Total bonds issued in 2012		$9,680

Total loan amount securitized in 2012		$9,565

2013-1	February 2013	$1,249		1 month LIBOR plus 0.46%	4.3 years
2013-2	April 2013	1,246		1 month LIBOR plus 0.45%	4.4 years
2013-3	June 2013	1,246		1 month LIBOR plus 0.54%	4.5 years

Total bonds issued in six months ended June 30, 2013		$3,741

Total loan amount securitized in six months ended June 30, 2013		$3,748

Private Education:
2012-A	February 2012	$547		1 month LIBOR plus 2.17%	3.0 years
2012-B	April 2012	891		1 month LIBOR plus 2.12%	2.9 years
2012-C	May 2012	1,135		1 month LIBOR plus 1.77%	2.6 years
2012-D	July 2012	640		1 month LIBOR plus 1.69%	2.5 years
2012-E	October 2012	976		1 month LIBOR plus 1.22%	2.6 years

Total bonds issued in 2012		$4,189

Total loan amount securitized in 2012		$5,557

2013-R1	January 2013	$254		1 month LIBOR plus 1.75%	6.3 years
2013-A	March 2013	1,108		1 month LIBOR plus 0.81%	2.6 years
2013-B	May 2013	1,135		1 month LIBOR plus 0.89%	2.7 years

Total bonds issued in six months ended June 30, 2013		$2,497

Total loan amount securitized in six months ended June 30, 2013		$2,613

(1)	Total size excludes subordinated tranche that was retained at issuance totaling $45 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (continued)

2013 Sales of FFELP Securitization Trust Residual Interests

On February 13, 2013, we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. The sale removed securitization trust assets of $3.82 billion and related liabilities of $3.68 billion from our balance sheet.

On April 11, 2013, we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. The sale removed securitization trust assets of $2.03 billion and related liabilities of $1.99 billion from our balance sheet.

On June 13, 2013, we sold the three Residual Interests in FFELP Loan securitization trusts to a third party. We will continue to service the student loans in the trusts under existing agreements. The sale removed securitization trust assets of $6.60 billion and related liabilities of $6.42 billion from our balance sheet.

Additional, Recent Borrowing-Related Transactions

Senior Unsecured Debt

On January 28, 2013, we issued $1.5 billion of senior unsecured bonds.

FFELP ABCP Facility

On June 10, 2013, we closed on a new $6.8 billion credit facility that matures in June 2014 to facilitate the term securitization of FFELP Loans. The facility was used in June 2013 to refinance all of the FFELP Loans previously financed through the U.S. Department of Education’s (“ED”) Conduit Program. The facility cannot be used to borrow any additional amounts. As a result, we ended our participation in the ED Conduit Program prior to the January 19, 2014 maturity date.

The cost of borrowing under the facility is the yield rate (either 30-day LIBOR daily average or commercial paper issuance cost) plus 0.50 percent, excluding up-front-commitment fees. Failure to pay off the facility on the maturity date would result in a 90-day extension of the facility with the interest rate increasing from LIBOR plus 0.75 percent to LIBOR plus 1.50 percent over that period. If, at the end of that period the facility has not been repaid, a default rate of LIBOR plus 3.00 percent would be payable until either the notes are repaid in full or the collateral is foreclosed upon. This default rate would also be triggered by the occurrence of a termination event. The facility is subject to termination under certain circumstances. Our borrowings under the facility are non-recourse. As of June 30, 2013, there was $6.5 billion outstanding in the facility. The book basis of the assets securing the facility as of June 30, 2013 was $6.8 billion.

Private Education Loan ABCP Facility

On July 17, 2013, we closed on a $1.1 billion ABCP borrowing facility that matures on August 15, 2015. The facility will be used to fund the call and redemption of our SLM 2009-D Private Education Loan Trust ABS, anticipated to occur on August 15, 2013.

The cost of borrowing under the facility is commercial paper issuance cost plus 0.75 percent, excluding up-front commitment fees. If outstandings under the facility exceed $825 million after July 15, 2014 and $550 million after January 15, 2015, the cost increases to commercial paper issuance plus 1.50 percent. Failure to pay off the facility on the maturity date would result in the interest rate increasing to LIBOR plus 3.00 percent until the notes are repaid in full or the collateral is foreclosed upon. Our borrowings under the facility are non-recourse.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2012 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2012 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2013 and December 31, 2012, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2013 and 2012.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$17	$—	$924	$1,396	$84	$150	$1,025	$1,546
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	785	1,165	—	70	785	1,235
Other(2)	Interest rate	—	—	—	—	2	4	2	4

Total derivative assets(3)		17	—	1,709	2,561	86	224	1,812	2,785
Derivative Liabilities:
Interest rate swaps	Interest rate	—	(11)	(106)	(1)	(208)	(197)	(314)	(209)
Floor Income Contracts	Interest rate	—	—	—	—	(1,675)	(2,154)	(1,675)	(2,154)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(278)	(136)	(10)	—	(288)	(136)
Other(2)	Interest rate	—	—	—	—	(17)	—	(17)	—

Total derivative liabilities(3)		—	(11)	(384)	(137)	(1,910)	(2,351)	(2,294)	(2,499)

Net total derivatives		$17	$(11)	$1,325	$2,424	$(1,824)	$(2,127)	$(482)	$286

(1)

Fair values reported are exclusive of collateral held and pledged and accrued interest. Assets and liabilities are presented without consideration of master netting agreements. Derivatives are carried on the balance sheet based on net position by counterparty under master netting agreements, and classified in other assets or other liabilities depending on whether in a net receivable or payable position.

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Gross position	$1,812	$2,785	$(2,294)	$(2,499)
Impact of master netting agreements	(436)	(544)	436	544

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,376	2,241	(1,858)	(1,955)
Cash collateral (held) pledged	(824)	(1,423)	828	973

Net position	$552	$818	$(1,030)	$(982)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at June 30, 2013 and December 31, 2012 by $87 million and $111 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at June 30, 2013 and December 31, 2012 by $97 million and $107 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012	June 30, 2013	Dec. 31, 2012
Notional Values:
Interest rate swaps	$0.5	$0.7	$15.4	$15.8	$54.7	$56.9	$70.6	$73.4
Floor Income Contracts	—	—	—	—	31.8	51.6	31.8	51.6
Cross-currency interest rate swaps	—	—	11.8	13.7	0.3	0.3	12.1	14.0
Other(1)	—	—	—	—	2.9	1.4	2.9	1.4

Total derivatives	$0.5	$0.7	$27.2	$29.5	$89.7	$110.2	$117.4	$140.4

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility and back to back private credit floors.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Fair Value Hedges:
Interest rate swaps	$(404)	$193	$104	$115	$443	$(220)	$143	$88
Cross-currency interest rate swaps	34	(654)	26	41	(80)	816	(20)	203

Total fair value derivatives	(370)	(461)	130	156	363	596	123	291
Cash Flow Hedges:
Interest rate swaps	—	—	(2)	(8)	—	—	(2)	(8)

Total cash flow derivatives	—	—	(2)	(8)	—	—	(2)	(8)
Trading:
Interest rate swaps	(58)	(10)	14	32	—	—	(44)	22
Floor Income Contracts	297	50	(198)	(222)	—	—	99	(172)
Cross-currency interest rate swaps	(32)	10	10	2	—	—	(22)	12
Other	(8)	9	—	—	—	—	(8)	9

Total trading derivatives	199	59	(174)	(188)	—	—	25	(129)

Total	(171)	(402)	(46)	(40)	363	596	146	154
Less: realized gains (losses) recorded in interest expense	—	—	128	148	—	—	128	148

Gains (losses) on derivative and hedging activities, net	$(171)	$(402)	$(174)	$(188)	$363	$596	$18	$6

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

	Six Months Ended June 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Fair Value Hedges:
Interest rate swaps	$(576)	$45	$214	$228	$638	$(65)	$276	$208
Cross-currency interest rate swaps	(522)	(462)	46	102	473	364	(3)	4

Total fair value derivatives	(1,098)	(417)	260	330	1,111	299	273	212
Cash Flow Hedges:
Interest rate swaps	—	—	(5)	(15)	—	—	(5)	(15)

Total cash flow derivatives	—	—	(5)	(15)	—	—	(5)	(15)
Trading:
Interest rate swaps	(77)	(49)	37	67	—	—	(40)	18
Floor Income Contracts	486	186	(411)	(437)	—	—	75	(251)
Cross-currency interest rate swaps	(79)	(23)	31	3	—	—	(48)	(20)
Other	(13)	5	—	—	—	—	(13)	5

Total trading derivatives	317	119	(343)	(367)	—	—	(26)	(248)

Total	(781)	(298)	(88)	(52)	1,111	299	242	(51)
Less: realized gains (losses) recorded in interest expense	—	—	255	315	—	—	255	315

Gains (losses) on derivative and hedging activities, net	$(781)	$(298)	$(343)	$(367)	$1,111	$299	$(13)	$(366)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	June 30, 2013	December 31, 2012
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$824	$1,423
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	483	613

Total collateral held	$1,307	$2,036

Derivative asset at fair value including accrued interest	$1,642	$2,570

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$828	$973

Total collateral pledged	$828	$973

Derivative liability at fair value including accrued interest and premium receivable	$1,154	$1,204

(1)	At June 30, 2013 and December 31, 2012, $0 and $9 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $888 million with our counterparties. Further downgrades would not result in any additional

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (continued)

collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $193 million and have posted $183 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would be required to deliver additional assets of $10 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

	June 30, 2013		December 31, 2012
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$2,136	30%	$2,147	26%
Derivatives at fair value	1,376	20	2,241	27
Income tax asset, net current and deferred	1,235	18	1,478	18
Accounts receivable	977	14	1,111	13
Benefit and insurance-related investments	474	7	474	6
Fixed assets, net	232	3	215	3
Other loans, net	117	2	137	2
Other	500	6	470	5

Total	$7,047	100%	$8,273	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At June 30, 2013 and December 31, 2012, these balances included $1.3 billion and $2.4 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of June 30, 2013 and December 31, 2012, the cumulative mark-to-market adjustment to the hedged debt was $(1.7) billion and $(2.8) billion, respectively.

6.	Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Common shares repurchased(1)	9,096,144	23,836,964	19,316,948	40,540,146
Average purchase price per share(2)	$22.12	$14.34	$20.72	$15.04

Shares repurchased related to employee stock-based compensation plans(3)	3,040,788	349,655	5,365,363	2,406,632
Average purchase price per share	$22.35	$14.83	$20.51	$15.26

Common shares issued(4)	4,115,424	426,168	8,273,219	3,597,652

(1)	Common shares purchased under our share repurchase program, of which $0 million remained available as of June 30, 2013.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Stockholders’ Equity (continued)

The closing price of our common stock on June 28, 2013 was $22.86.

Dividend and Share Repurchase Program

In the second quarter 2013, we paid a common stock dividend of $0.15 per common share.

We repurchased 9 million shares of common stock for $201 million in the second quarter of 2013, or an aggregate of 19 million shares for $400 million in the first half of 2013, fully utilizing the Company’s February 2013 share repurchase program authorization. In July 2013, the Company authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
Numerator:
Net income attributable to SLM Corporation	$543	$292	$889	$403
Preferred stock dividends	5	5	10	10

Net income attributable to SLM Corporation common stock	$538	$287	$879	$393

Denominator:
Weighted average shares used to compute basic EPS	440	482	445	493
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	8	6	8	6

Dilutive potential common shares(2)	8	6	8	6

Weighted average shares used to compute diluted EPS	448	488	453	499

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.14	$.60	$1.90	$.81
Discontinued operations	.08	(.01)	.07	(.01)

Total	$1.22	$.59	$1.97	$.80

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.12	$.60	$1.87	$.80
Discontinued operations	.08	(.01)	.07	(.01)

Total	$1.20	$.59	$1.94	$.79

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the three months ended June 30, 2013 and 2012, securities covering approximately 4 million and 14 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2013 and 2012, securities covering approximately 5 million and 12 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and six months ended June 30, 2013, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2013				December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$64	$—	$64	$—	$63	$—	$63
Guaranteed investment contracts	—	8	—	8	—	9	—	9
Other	—	8	—	8	—	9	—	9

Total available-for-sale investments	—	80	—	80	—	81	—	81
Derivative instruments:(1)
Interest rate swaps	—	966	59	1,025	—	1,444	102	1,546
Cross-currency interest rate swaps	—	24	761	785	—	48	1,187	1,235
Other	—	—	2	2	—	—	4	4

Total derivative assets(3)	—	990	822	1,812	—	1,492	1,293	2,785

Total	$—	$1,070	$822	$1,892	$—	$1,573	$1,293	$2,866

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(167)	$(147)	$(314)	$—	$(34)	$(175)	$(209)
Floor Income Contracts	—	(1,675)	—	(1,675)	—	(2,154)	—	(2,154)
Cross-currency interest rate swaps	—	(13)	(275)	(288)	—	(2)	(134)	(136)
Other	—	—	(17)	(17)	—	—	—	—

Total derivative liabilities(3)	—	(1,855)	(439)	(2,294)	—	(2,190)	(309)	(2,499)

Total	$—	$(1,855)	$(439)	$(2,294)	$—	$(2,190)	$(309)	$(2,499)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

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

	Three Months Ended June 30,
	2013				2012
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(76)	$470	$—	$394	$(56)	$1,145	$(4)	$1,085
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(10)	48	(8)	30	(18)	(494)	9	(503)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(2)	(32)	(7)	(41)	(9)	(31)	—	(40)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(88)	$486	$(15)	$383	$(83)	$620	$5	$542

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(12)	$61	$(10)	$39	$(26)	$(525)	$9	$(542)

	Six Months Ended June 30,
	2013				2012
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(73)	$1,053	$4	$984	$(40)	$1,021	$1	$982
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(4)	(499)	(13)	(516)	(23)	(323)	4	(342)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(11)	(68)	(6)	(85)	(20)	(78)	—	(98)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(88)	$486	$(15)	$383	$(83)	$620	$5	$542

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(15)	$(430)	$(12)	$(457)	$(41)	$(402)	$5	$(438)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Gains (losses) on derivative and hedging activities, net	$9	$(533)	$(553)	$(417)
Interest expense	21	30	37	75

Total	$30	$(503)	$(516)	$(342)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at June 30, 2013	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$52	Discounted cash flow	Bid/ask adjustment to discount rate	0.04% — 0.05% (0.05%)

Prime/LIBOR basis swaps	(140)	Discounted cash flow	Constant prepayment rate	4.3%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)
Cross-currency interest rate swaps	486	Discounted cash flow	Constant prepayment rate	2.6%
Other	(15)

Total	$383

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2013			December 31, 2012
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$108,033	$108,491	$(458)	$125,042	$125,612	$(570)
Private Education Loans	36,531	37,116	(585)	36,081	36,934	(853)
Cash and investments(1)	8,373	8,373	—	9,994	9,994	—

Total earning assets	152,937	153,980	(1,043)	171,117	172,540	(1,423)

Interest-bearing liabilities
Short-term borrowings	16,563	16,558	(5)	19,861	19,856	(5)
Long-term borrowings	131,483	135,879	4,396	146,210	152,401	6,191

Total interest-bearing liabilities	148,046	152,437	4,391	166,071	172,257	6,186

Derivative financial instruments
Floor Income Contracts	(1,675)	(1,675)	—	(2,154)	(2,154)	—
Interest rate swaps	711	711	—	1,337	1,337	—
Cross-currency interest rate swaps	497	497	—	1,099	1,099	—
Other	(15)	(15)	—	4	4	—

Excess of net asset fair value over carrying value			$3,348			$4,763

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $81 million and $78 million at June 30, 2013 and December 31, 2012, respectively, versus a fair value of $80 million and $81 million at June 30, 2013 and December 31, 2012, respectively.

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

At the time of this filing, Sallie Mae Bank (the “Bank”) remains subject to a cease and desist order originally issued in August 2008 by the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”). In July 2013, the FDIC notified the Bank that it plans to replace the existing cease and desist order with a new formal enforcement action that will more specifically address certain cited violations of Section 5 of the Federal Trade Commission Act, including with respect to the Servicemembers Civil Relief Act, and the Equal Credit Opportunity Act and its implementing regulation, Regulation B, which could include civil money penalties and restitution obligations. The Bank has not been notified by the UDFI that it intends to join the FDIC in issuing the new enforcement action. We have made and continue to make changes to the Bank’s oversight of significant activities performed outside the Bank by Company affiliates, including in connection with our pursuit of a strategic plan to separate our existing organization into two publicly traded companies. We could be required to, or otherwise determine to, make further changes to the business practices and products of the Bank and our other affiliates to respond to regulatory concerns. At this time, we do not believe it is possible to estimate a range of potential exposure, if any, to amounts that may be payable or costs that must be incurred to comply with the terms of any order.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	June 30, 2013	December 31, 2012
Private Education Loans, net	$37,116	$36,934
Cash and investments(1)	3,032	2,731
Other	3,250	3,275

Total assets	$43,398	$42,940

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing, loan default aversion and defaulted loan collection services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED, as well as 529 college-savings plan program management services. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

At June 30, 2013 and December 31, 2012, the Business Services segment had total assets of $1.1 billion and $867 million, respectively.

FFELP Loans Segment

Our FFELP Loans segment consists of our $108.5 billion FFELP Loan portfolio at June 30, 2013 and underlying debt and capital funding these loans. FFELP Loans are no longer originated but we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

The following table includes asset information for our FFELP Loans segment.

(Dollars in millions)	June 30, 2013	December 31, 2012
FFELP Loans, net	$108,491	$125,612
Cash and investments(1)	4,680	5,766
Other	3,021	4,286

Total assets	$116,192	$135,664

(1)	Includes restricted cash and investments.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment

At June 30, 2013 and December 31, 2012, the Other segment had total assets of $826 million and $1.8 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

Segment Results and Reconciliations to GAAP

	Quarter Ended June 30, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$627	$—	$581	$—	$—	$1,208	$198	$(76)	$122	$1,330
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	1	2	1	(1)	4	—	—	—	4

Total interest income	628	1	583	4	(1)	1,215	198	(76)	122	1,337
Total interest expense	206	—	325	10	(1)	540	13	—	13	553

Net interest income (loss)	422	1	258	(6)	—	675	185	(76)	109	784
Less: provisions for loan losses	187	—	14	—	—	201	—	—	—	201

Net interest income (loss) after provisions for loan losses	235	1	244	(6)	—	474	185	(76)	109	583
Other income (loss):
Gains on sales of loans and investments	—	—	257	(6)	—	251	—	—	—	251
Servicing revenue	10	200	16	—	(137)	89	—	—	—	89
Contingency revenue	—	109	—	—	—	109	—	—	—	109
Gains on debt repurchases	—	—	—	19	—	19	—	—	—	19
Other income	—	8	—	—	—	8	(185)	219 (4)	34	42

Total other income (loss)	10	317	273	13	(137)	476	(185)	219	34	510
Expenses:
Direct operating expenses	76	113	144	3	(137)	199	—	—	—	199
Overhead expenses	—	—	—	59	—	59	—	—	—	59

Operating expenses	76	113	144	62	(137)	258	—	—	—	258
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	2	1	—	21	—	24	—	—	—	24

Total expenses	78	114	144	83	(137)	282	—	4	4	286

Income (loss) from continuing operations, before income tax expense (benefit)	167	204	373	(76)	—	668	—	139	139	807
Income tax expense (benefit)(3)	60	74	136	(28)	—	242	—	58	58	300

Net income (loss) from continuing operations	107	130	237	(48)	—	426	—	81	81	507
Income from discontinued operations, net of tax expense	—	35	—	—	—	35	—	—	—	35

Net income (loss)	107	165	237	(48)	—	461	—	81	81	542
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss) attributable to SLM Corporation	$107	$166	$237	$(48)	$—	$462	$—	$81	$81	$543

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended June 30, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$109	$—	$109
Total other income	34	—	34
Goodwill and acquired intangible asset impairment and amortization	—	4	4

“Core Earnings” adjustments to GAAP	$143	$(4)	139

Income tax expense			58

Net income			$81

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents the $203 million of “unrealized gains on derivative and hedging activities, net” as well as the $16 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

	Quarter Ended June 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$616	$—	$652	$—	$—	$1,268	$223	$(98)	$125	$1,393
Other loans	—	—	—	4	—	4	—	—	—	4
Cash and investments	2	2	3	—	(1)	6	—	—	—	6

Total interest income	618	2	655	4	(1)	1,278	223	(98)	125	1,403
Total interest expense	205	—	409	9	(1)	622	34	—	34	656

Net interest income (loss)	413	2	246	(5)	—	656	189	(98)	91	747
Less: provisions for loan losses	225	—	18	—	—	243	—	—	—	243

Net interest income (loss) after provisions for loan losses	188	2	228	(5)	—	413	189	(98)	91	504
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	11	227	22	—	(172)	88	—	—	—	88
Contingency revenue	—	87	—	—	—	87	—	—	—	87
Gains on debt repurchases	—	—	—	20	—	20	—	—	—	20
Other income (loss)	—	7	—	6	—	13	(189)	180 (4)	(9)	4

Total other income (loss)	11	321	22	26	(172)	208	(189)	180	(9)	199
Expenses:
Direct operating expenses	63	101	181	4	(172)	177	—	—	—	177
Overhead expenses	—	—	—	54	—	54	—	—	—	54

Operating expenses	63	101	181	58	(172)	231	—	—	—	231
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	5	5	5
Restructuring and other reorganization expenses	1	2	—	—	—	3	—	—	—	3

Total expenses	64	103	181	58	(172)	234	—	5	5	239

Income (loss) from continuing operations, before income tax expense (benefit)	135	220	69	(37)	—	387	—	77	77	464
Income tax expense (benefit)(3)	49	81	25	(14)	—	141	—	28	28	169

Net income (loss) from continuing operations	86	139	44	(23)	—	246	—	49	49	295
Loss from discontinued operations, net of tax benefit	(1)	(3)	—	—	—	(4)	—	—	—	(4)

Net income (loss)	85	136	44	(23)	—	242	—	49	49	291
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss) attributable to SLM Corporation	$85	$137	$44	$(23)	$—	$243	$—	$49	$49	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended June 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$91	$—	$91
Total other loss	(9)	—	(9)
Goodwill and acquired intangible asset impairment and amortization	—	5	5

“Core Earnings” adjustments to GAAP	$82	$(5)	77

Income tax expense			28

Net income			$49

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents the $194 million of “unrealized gains on derivative and hedging activities, net” as well as the ($14) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

	Six Months Ended June 30, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,249	$—	$1,181	$—	$—	$2,430	$410	$(152)		$258	$2,688
Other loans	—	—	—	6	—	6	—	—		—	6
Cash and investments	4	3	3	—	(2)	8	—	—		—	8

Total interest income	1,253	3	1,184	6	(2)	2,444	410	(152)		258	2,702
Total interest expense	410	—	665	20	(2)	1,093	31	(1	)(4)	30	1,123

Net interest income (loss)	843	3	519	(14)	—	1,351	379	(151)		228	1,579
Less: provisions for loan losses	412	—	30	—	—	442	—	—		—	442

Net interest income (loss) after provisions for loan losses	431	3	489	(14)	—	909	379	(151)		228	1,137
Other income (loss):
Gains on sales of loans and investments	—	—	312	(5)	—	307	—	—		—	307
Servicing revenue	21	405	39	—	(287)	178	—	—		—	178
Contingency revenue	—	208	—	—	—	208	—	—		—	208
Gains on debt repurchases	—	—	—	48	—	48	(6)	—		(6)	42
Other income	—	14	—	1	—	15	(373)	403	(5)	30	45

Total other income (loss)	21	627	351	44	(287)	756	(379)	403		24	780
Expenses:
Direct operating expenses	143	222	301	7	(287)	386	—	—		—	386
Overhead expenses	—	—	—	122	—	122	—	—		—	122

Operating expenses	143	222	301	129	(287)	508	—	—		—	508
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7		7	7
Restructuring and other reorganization expenses	2	2	—	31	—	35	—	—		—	35

Total expenses	145	224	301	160	(287)	543	—	7		7	550

Income (loss) from continuing operations, before income tax expense (benefit)	307	406	539	(130)	—	1,122	—	245		245	1,367
Income tax expense (benefit)(3)	113	149	198	(48)	—	412	—	100		100	512

Net income (loss) from continuing operations	194	257	341	(82)	—	710	—	145		145	855
Income (loss) from discontinued operations, net of tax expense (benefit)	(1)	34	—	—	—	33	—	—		—	33

Net income (loss)	193	291	341	(82)	—	743	—	145		145	888
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$193	$292	$341	$(82)	$—	$744	$—	$145		$145	$889

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$228	$—	$228
Total other income	24	—	24
Goodwill and acquired intangible asset impairment and amortization	—	7	7

“Core Earnings” adjustments to GAAP	$252	$(7)	245

Income tax expense			100

Net income			$145

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $44 million of “other derivative accounting adjustments.”

(5)	Represents the $360 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $44 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

	Six Months Ended June 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,241	$—	$1,378	$—	$—	$2,619	$437	$(196)	$241	$2,860
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	3	4	5	—	(4)	8	—	—	—	8

Total interest income	1,244	4	1,383	9	(4)	2,636	437	(196)	241	2,877
Total interest expense	406	—	832	16	(4)	1,250	70	2 (4)	72	1,322

Net interest income (loss)	838	4	551	(7)	—	1,386	367	(198)	169	1,555
Less: provisions for loan losses	460	—	36	—	—	496	—	—	—	496

Net interest income (loss) after provisions for loan losses	378	4	515	(7)	—	890	367	(198)	169	1,059
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	23	456	47	—	(348)	178	—	—	—	178
Contingency revenue	—	176	—	—	—	176	—	—	—	176
Gains on debt repurchases	—	—	—	58	—	58	—	—	—	58
Other income	—	16	—	8	—	24	(367)	15 (5)	(352)	(328)

Total other income (loss)	23	648	47	66	(348)	436	(367)	15	(352)	84
Expenses:
Direct operating expenses	131	211	366	6	(348)	366	—	—	—	366
Overhead expenses	—	—	—	116	—	116	—	—	—	116

Operating expenses	131	211	366	122	(348)	482	—	—	—	482
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring and other reorganization expenses	2	2	—	3	—	7	—	—	—	7

Total expenses	133	213	366	125	(348)	489	—	9	9	498

Income (loss) from continuing operations, before income tax expense (benefit)	268	439	196	(66)	—	837	—	(192)	(192)	645
Income tax expense (benefit)(3)	98	160	72	(25)	—	305	—	(68)	(68)	237

Net income (loss) from continuing operations	170	279	124	(41)	—	532	—	(124)	(124)	408
Loss from discontinued operations, net of tax benefit	(1)	(5)	—	—	—	(6)	—	—	—	(6)

Net income (loss)	169	274	124	(41)	—	526	—	(124)	(124)	402
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss)	$169	$275	$124	$(41)	$—	$527	$—	$(124)	$(124)	$403

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$169	$—	$169
Total other loss	(352)	—	(352)
Goodwill and acquired intangible asset impairment and amortization	—	9	9

“Core Earnings” adjustments to GAAP	$(183)	$(9)	(192)

Income tax benefit			(68)

Net loss			$(124)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $12 million of “other derivative accounting adjustments.”

(5)	Represents the $1 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $12 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$143	$82	$252	$(183)
Net impact of goodwill and acquired intangibles assets(2)	(4)	(5)	(7)	(9)
Net tax effect(3)	(58)	(28)	(100)	68

Total “Core Earnings” adjustments to GAAP	$81	$49	$145	$(124)

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

(2)	Goodwill and acquired intangible assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and amortization of acquired intangible assets.

(3)	Net tax effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

11.	Discontinued Operations

In the second quarter of 2013, we sold our Campus Solutions business and recorded an after-tax gain of $38 million. This business provided processing capabilities to educational institutions. The Campus Solutions business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company and we will have no continuing involvement. As a result, our Campus Solutions business is presented in discontinued operations for the current and prior periods.

The following table summarizes the discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Operations:
Income (loss) from discontinued operations before income taxes	$29	$(5)	$26	$(9)
Income tax expense (benefit)	(6)	(1)	(7)	(3)

Income (loss) from discontinued operations, net of taxes	$35	$(4)	$33	$(6)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our 2012 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; risks associated with restructuring initiatives, including our recently announced strategic plan to separate our existing operations into two separate publically traded companies; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for certain capitalized terms used in this document can be found in the 2012 Form 10-K.

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2012 to be consistent with classifications adopted for 2013, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
GAAP Basis
Net income attributable to SLM Corporation	$543	$292	$889	$403
Diluted earnings per common share attributable to SLM Corporation	$1.20	$.59	$1.94	$.79
Weighted average shares used to compute diluted earnings per share	448	488	453	499
Return on assets	1.35%	.64%	1.08%	.44%

“Core Earnings” Basis(1)
“Core Earnings” attributable to SLM Corporation	$462	$243	$744	$527
“Core Earnings” diluted earnings per common share attributable to SLM Corporation	$1.02	$.49	$1.62	$1.03
Weighted average shares used to compute diluted earnings per share	448	488	453	499
“Core Earnings” return on assets	1.15%	.53%	0.90%	.58%

Other Operating Statistics
Ending FFELP Loans, net	$108,491	$132,833	$108,491	$132,833
Ending Private Education Loans, net	37,116	36,454	37,116	36,454

Ending total student loans, net	$145,607	$169,287	$145,607	$169,287

Average student loans	$152,135	$172,436	$156,175	$173,689

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

Our primary business is to originate, service and collect loans we make to students and their families to finance the cost of education. The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. We also provide servicing, loan default aversion and defaulted loan collection services for loans owned by other institutions, including ED, as well as 529 college-savings plan program management services and a consumer savings network.

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

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing, loan default aversion and defaulted loan collection services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED, as well as 529 college-savings plan program management services. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

FFELP Loans Segment

Our FFELP Loans segment consists of our $108.5 billion FFELP Loan portfolio at June 30, 2013 and underlying debt and capital funding these loans. FFELP Loans are no longer originated but we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Recent Developments

Strategic Plan to Create Separate Education Loan Management and Consumer Banking Companies

On May 29, 2013, our Board of Directors authorized a plan to pursue the separation of the Company’s existing businesses into two, separate, publicly traded entities—an education loan management business and a consumer banking business.

The separation transaction will be effected as a pro-rata dividend of shares of the education loan management business to our shareholders. Upon consummation of the separation, the education loan management business will become a separate public company and will trade under a new stock ticker symbol. The consumer banking business will retain the stock ticker symbol “SLM” and will operate under the Sallie Mae brand.

The completion of the separation will be subject to certain customary conditions, including final approval by the Company’s Board of Directors, confirmation of the tax-free nature of the separation transaction and the effectiveness of a registration statement that will be filed with the SEC. The contemplated separation and distribution will not require a shareholder vote. Subject to the satisfaction of all necessary conditions, including the conditions described above, the separation is currently anticipated to occur in the first half of 2014; however, there can be no assurance that the separation and distribution will ultimately occur.

At the time of this filing, the Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the UDFI. In July 2013, the FDIC notified the Bank that it plans to replace the existing cease and desist order with a new formal enforcement action that will more specifically address certain cited violations of Section 5 of the Federal Trade Commission Act, including with respect to the Servicemembers Civil Relief Act, and the Equal Credit Opportunity Act and its implementing regulation, Regulation B, which could include civil money penalties and restitution obligations. The Bank has not been notified by the UDFI that it intends to join the FDIC in issuing the new enforcement action. We have made and continue to make changes to the Bank’s oversight of significant activities performed outside the Bank by Company affiliates, including in connection with our pursuit of a strategic plan to separate our existing organization into two publicly traded companies. We could be required to, or otherwise determine to, make further changes to the business practices and products of the Bank and our other affiliates to respond to regulatory concerns.

CFPB Oversight of Nonbank Student Loan Servicers

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

Second-Quarter 2013 Summary of Results

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

Second-quarter 2013 GAAP net income was $543 million ($1.20 diluted earnings per share), versus net income of $292 million ($0.59 diluted earnings per share) in the second-quarter 2012. The changes in GAAP net income are driven by the same types of “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. Second-quarter 2013 results included $143 million of gains from derivative accounting treatment that is excluded from “Core Earnings” results. In the year-ago period, these amounts were gains of $82 million.

“Core Earnings” for the quarter were $462 million ($1.02 diluted earnings per share), compared with $243 million ($0.49 diluted earnings per share) in the year-ago period. The second-quarter 2013 “Core Earnings” diluted earnings per share increase includes a $257 million gain from the sale of residual interests in FFELP Loan securitization trusts, a $38 million after-tax gain from the sale of our Campus Solutions business, a $42 million decline in the provision for loan losses, and an increase in net interest income before provision for loan losses of $19 million which more than offset higher operating expenses of $27 million and higher restructuring and other reorganization expenses of $21 million.

During the first six months of 2013, we:

•	issued $3.7 billion of FFELP asset-backed securities (“ABS”), $2.5 billion of Private Education Loan ABS and $1.5 billion of unsecured bonds;

•	closed on a new $6.8 billion credit facility that matures in June 2014, to facilitate the term securitization of FFELP Loans;

•	repurchased $997 million of debt and realized “Core Earnings” gains of $48 million, compared with $290 million of debt repurchased and $58 million of gains in the first six months of 2012;

•	repurchased 19 million common shares for $400 million on the open market, fully utilizing our February 2013 share repurchase program authorization; and

•

sold Residual Interests in FFELP Loan securitization trusts to third parties. We will continue to service the student loans in the trusts under existing agreements. The sales removed securitization trust assets of $12.5 billion and related liabilities of $12.1 billion from our balance sheet.

2013 Management Objectives

In 2013 we have set out five major goals to create shareholder value. They are: (1) prudently grow Consumer Lending segment assets and revenues; (2) maximize cash flows from FFELP Loans; (3) reduce operating expenses while improving efficiency and customer experience; (4) maintain our financial strength; and (5) expand the capabilities of the Bank. Here is how we plan to achieve these objectives and the progress we have made to date:

Prudently Grow Consumer Lending Segment Assets and Revenues

We will continue to pursue managed growth in our Private Education Loan portfolio in 2013 by leveraging our Sallie Mae and Upromise brand while sustaining the credit quality of, and percentage of cosigners for, new originations. We are currently targeting at least $4 billion in new loan originations for 2013, compared with $3.3 billion in 2012. We will also continue to help our customers manage their borrowings and succeed in its payoff, which we expect will result in lower charge-offs and provision for loan losses. Originations were 15 percent higher in the second quarter of 2013 compared with the year-ago quarter. Charge-offs were 2.7 percent in the current quarter, down from 3.1 percent in the year-ago quarter. Provision for Private Education Loan losses decreased $38 million from the year-ago quarter. Our delinquency and charge-off rates in the second-quarter of 2013 were the lowest since 2008.

Maximize Cash Flows from FFELP Loans

In 2013, we will continue to purchase additional FFELP Loan portfolios. Through June 30, 2013, we sold our ownership interest in five of our FFELP Loan securitization trusts ($12.5 billion of securitization trust assets and $12.1 billion of related liabilities). We will continue to explore alternative transactions and structures that can increase our ability to maximize the value of our ownership interests in these trusts and allow us to diversify our holdings while maintaining servicing fee income. We must also continue to reduce operating and overhead costs attributable to the maintenance and management of this segment. During the first half of 2013, we purchased $285 million of FFELP Loans.

Reduce Operating Expenses While Improving Efficiency and Customer Experience

For 2013, we will reduce unit costs, and balance our Private Education Loan growth and the challenge of increased regulatory oversight. We also plan to improve efficiency and customer experience by replacing certain of our legacy systems and making enhancements to our self-service platform and call centers (including improved call segmentation that routes an in-bound customer call directly to the appropriate agent who can answer the customer’s inquiry). Second-quarter 2013 operating expenses were $258 million compared with $231 million in the year-ago quarter. The increase is primarily the result of increases in our third-party servicing and collections activities, increased Private Education Loan marketing activities, as well as continued investments in technology.

Maintain Our Financial Strength

In February 2013, we announced an increase in our quarterly common stock dividend to $0.15 per share and a new $400 million common share repurchase program. It is management’s objective for 2013 to provide these shareholder distributions while ending 2013 with capital and reserve positions as strong as those with which we ended 2012. We repurchased 9 million shares of common stock for $201 million in the second quarter of 2013, or an aggregate of 19 million shares for $400 million in the first half of 2013, fully utilizing our February 2013 share repurchase program authorization. On July 16, 2013, we authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date. Additionally, on June 10, 2013, we closed on a new $6.8 billion credit facility that matures in June 2014, to facilitate the term securitization of FFELP Loans. The facility was used in June 2013 to refinance all of the FFELP Loans previously financed through the ED Conduit Program. As a result, we ended our participation in the ED Conduit Program prior to the January 19, 2014 maturity date. On July 17, 2013, we closed on a $1.1 billion ABCP borrowing facility that matures on August 15, 2015. The facility will be used to fund the call and redemption of our SLM 2009-D Private Education Loan Trust ABS, anticipated to occur on August 15, 2013.

Expand Bank Capabilities

The Bank continues to fund our Private Education Loan originations in 2013. We are continuing to evolve the operational and enterprise risk oversight program at the Bank in preparation for expected growth and designation as a “large bank,” which will entail enhanced regulatory scrutiny. In addition, we plan to voluntarily make similar changes at SLM Corporation. See the 2012 10-K, Item 1 “Business — Supervision and Regulation — Regulatory Outlook — Evolving Regulation of the Bank” for additional information about the Bank’s regulatory environment once it becomes a “large bank.”

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

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2013	2012	$	%	2013	2012	$	%
Interest income:
FFELP Loans	$703	$777	$(74)	(10)%	$1,439	$1,619	$(180)	(11)%
Private Education Loans	627	616	11	2	1,249	1,241	8	1
Other loans	3	4	(1)	(25)	6	9	(3)	(33)
Cash and investments	4	6	(2)	(33)	8	8	—	—

Total interest income	1,337	1,403	(66)	(5)	2,702	2,877	(175)	(6)
Total interest expense	553	656	(103)	(16)	1,123	1,322	(199)	(15)

Net interest income	784	747	37	5	1,579	1,555	24	2
Less: provisions for loan losses	201	243	(42)	(17)	442	496	(54)	(11)

Net interest income after provisions for loan losses	583	504	79	16	1,137	1,059	78	7
Other income (loss):
Gains on sales of loans and investments	251	—	251	100	307	—	307	100
Gains (losses) on derivative and hedging activities, net	18	6	12	200	(13)	(366)	353	(96)
Servicing revenue	89	88	1	1	178	178	—	—
Contingency revenue	109	87	22	25	208	176	32	18
Gains on debt repurchases	19	20	(1)	(5)	42	58	(16)	(28)
Other income (loss)	24	(2)	26	1,300	58	38	20	53

Total other income	510	199	311	156	780	84	696	829
Expenses:
Operating expenses	258	231	27	12	508	482	26	5
Goodwill and acquired intangible asset impairment and amortization expense	4	5	(1)	(20)	7	9	(2)	(22)
Restructuring and other reorganization expenses	24	3	21	700	35	7	28	400

Total expenses	286	239	47	20	550	498	52	10

Income from continuing operations, before income tax expense	807	464	343	74	1,367	645	722	112
Income tax expense	300	169	131	78	512	237	275	116

Net income from continuing operations	507	295	212	72	855	408	447	110
Income (loss) from discontinued operations, net of tax expense (benefit)	35	(4)	39	975	33	(6)	39	650

Net income	542	291	251	86	888	402	486	121
Less: net loss attributable to noncontrolling interest	(1)	(1)	—	—	(1)	(1)	—	—

Net income attributable to SLM Corporation	543	292	251	86	889	403	486	121
Preferred stock dividends	5	5	—	—	10	10	—	—

Net income attributable to SLM Corporation common stock	$538	$287	$251	87%	$879	$393	$486	124%

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.14	$.60	$.54	90%	$1.90	$.81	$1.09	135%
Discontinued operations	.08	(.01)	.09	900	.07	(.01)	.08	800

Total	$1.22	$.59	$.63	107%	$1.97	$.80	$1.17	146%

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$1.12	$.60	$.52	87%	$1.87	$.80	$1.07	134%
Discontinued operations	.08	(.01)	.09	900	.07	(.01)	.08	800

Total	$1.20	$.59	$.61	103%	$1.94	$.79	$1.15	146%

Dividends per common share attributable to SLM Corporation	$.15	$.125	$.025	20%	$.30	$.25	$.05	20%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

For the three months ended June 30, 2013, net income was $543 million, or $1.20 diluted earnings per common share, compared with net income of $292 million, or $0.59 diluted earnings per common share, for the three months ended June 30, 2012. The increase in net income was primarily due to a $251 million increase in gains on sales of loans and investments, a $39 million after-tax increase in income from discontinued operations, a $42 million decline in the provision for loan losses, and a $37 million increase in net interest income, which more than offset higher operating expenses of $27 million and higher restructuring and other reorganization expenses of $21 million.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income increased by $37 million in the current quarter compared with the prior-year quarter primarily due to a $50 million acceleration of non-cash premium expense recorded in second-quarter 2012 related to ED’s consolidation of $5.2 billion of loans under the Special Direct Consolidation Loan initiative (“SDCL”) that ended June 30, 2012. Partially offsetting this increase was a reduction in net interest income from a $20.9 billion decline in average FFELP Loans outstanding.

•

Provisions for loan losses declined $42 million compared with the year-ago quarter primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments increased by $251 million as a result of $257 million in gains from sales of Residual Interests in FFELP Loan securitization trusts that occurred in second-quarter 2013. See “Business Segment Earnings Summary—‘Core Earnings’ Basis—FFELP Loans Segment” for further discussion.

•	Contingency revenue increased $22 million primarily from an increase in collection volumes in second-quarter 2013 compared with the prior-year quarter.

•

Other income increased $26 million primarily from an increase in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by losses on derivative and hedging activities related to the derivatives used to economically hedge these debt investments.

•

Second-quarter 2013 operating expenses were $258 million compared with $231 million in the year-ago quarter. The increase in operating expenses is primarily the result of increases in our third-party servicing and collections activities, increased Private Education Loan marketing, as well as continued investments in technology.

•

Restructuring and other reorganization expenses were $24 million compared with $3 million in the year-ago quarter. For 2013, these consisted of $14 million related to severance and $10 million related to the Company’s previously announced plan to separate its existing organization into two publicly-traded companies. The $3 million in 2012 relates to restructuring expenses.

•

Income from discontinued operations increased $39 million primarily as a result of the sale of our Campus Solutions business in the second quarter of 2013 which resulted in a $38 million after-tax gain. See “Business Segment Earnings Summary—‘Core Earnings’ Basis—Business Services Segment” for additional discussion.

In addition, we repurchased 9 million shares of our common stock for $201 million during the second-quarter 2013 as part of a common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 40 million shares from the year-ago quarter.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

For the six months ended June 30, 2013, net income was $889 million, or $1.94 diluted earnings per common share, compared with net income of $403 million, or $0.79 diluted earnings per common share, for the six months ended June 30, 2012. The increase in net income was primarily due to a $353 million decrease in net losses on derivative and hedging activities, a $307 million increase in net gains on sales of loans and investments, a $39 million after-tax increase in income from discontinued operations and a $54 million decrease in provisions for loan losses, which were partially offset by higher operating expenses of $26 million and higher restructuring and other reorganization expenses of $28 million.

The primary contributors to each of the identified drivers of changes in net income for the current six-month period compared with the year-ago six-month period are as follows:

•

Net interest income increased by $24 million primarily due to a $50 million acceleration of non-cash premium expense recorded in the first half of 2012 related to ED’s consolidation of $5.2 billion of loans under the SDCL initiative that ended June 30, 2012. Partially offsetting this increase was an $18.1 billion decline in average FFELP Loans outstanding.

•

Provisions for loan losses declined $54 million compared with the year-ago period primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments increased by $307 million as a result of $312 million in gains on the sales of the Residual Interests in FFELP Loan securitization trusts. See “Business Segment Earnings Summary—‘Core Earnings’ Basis—FFELP Loans Segment” for further discussion.

•

Losses on derivative and hedging activities, net, resulted in a net loss of $13 million in the current six-month period compared with a net loss of $366 million in the year-ago period. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Contingency revenue increased $32 million primarily from an increase in collection volumes in the first half of 2013 compared with the prior-year period.

•

First-half 2013 operating expenses were $508 million compared with $482 million in the first half of 2012. The increase in operating expenses is primarily the result of increases in our third-party servicing and collections activities, increased Private Education Loan marketing, as well as continued investments in technology.

•

Restructuring and other reorganization expenses were $35 million compared with $7 million in the year-ago period. For 2013, these consisted of $23 million related to severance and $12 million related to the Company’s previously announced plan to separate its existing organization into two publicly-traded companies. The $7 million in 2012 relates to restructuring expenses.

•

Income from discontinued operations increased $39 million primarily as a result of the sale of our Campus Solutions business in the second quarter of 2013. See “Business Segment Earnings Summary—‘Core Earnings’ Basis—Business Services Segment” for additional discussion.

In addition, we repurchased 19 million shares of our common stock for $400 million during the first half of 2013 as part of a common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 46 million shares from the year-ago period.

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

	Quarter Ended June 30, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$627	$—	$581	$—	$—	$1,208	$198	$(76)	$122	$1,330
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	1	2	1	(1)	4	—	—	—	4

Total interest income	628	1	583	4	(1)	1,215	198	(76)	122	1,337
Total interest expense	206	—	325	10	(1)	540	13	—	13	553

Net interest income (loss)	422	1	258	(6)	—	675	185	(76)	109	784
Less: provisions for loan losses	187	—	14	—	—	201	—	—	—	201

Net interest income (loss) after provisions for loan losses	235	1	244	(6)	—	474	185	(76)	109	583
Other income (loss):
Gains on sales of loans and investments	—	—	257	(6)	—	251	—	—	—	251
Servicing revenue	10	200	16	—	(137)	89	—	—	—	89
Contingency revenue	—	109	—	—	—	109	—	—	—	109
Gains on debt repurchases	—	—	—	19	—	19	—	—	—	19
Other income	—	8	—	—	—	8	(185)	219 (4)	34	42

Total other income (loss)	10	317	273	13	(137)	476	(185)	219	34	510
Expenses:
Direct operating expenses	76	113	144	3	(137)	199	—	—	—	199
Overhead expenses	—	—	—	59	—	59	—	—	—	59

Operating expenses	76	113	144	62	(137)	258	—	—	—	258
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	2	1	—	21	—	24	—	—	—	24

Total expenses	78	114	144	83	(137)	282	—	4	4	286

Income (loss) from continuing operations, before income tax expense (benefit)	167	204	373	(76)	—	668	—	139	139	807
Income tax expense (benefit)(3)	60	74	136	(28)	—	242	—	58	58	300

Net income (loss) from continuing operations	107	130	237	(48)	—	426	—	81	81	507
Income from discontinued operations, net of tax expense	—	35	—	—	—	35	—	—	—	35

Net income (loss)	107	165	237	(48)	—	461	—	81	81	542
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss) attributable to SLM Corporation	$107	$166	$237	$(48)	$—	$462	$—	$81	$81	$543

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended June 30, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$109	$—	$109
Total other income	34	—	34
Goodwill and acquired intangible asset impairment and amortization	—	4	4

“Core Earnings” adjustments to GAAP	$143	$(4)	139

Income tax expense			58

Net income			$81

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents the $203 million of “unrealized gains on derivative and hedging activities, net” as well as the $16 million of “other derivative accounting adjustments.”

	Quarter Ended June 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$616	$—	$652	$—	$—	$1,268	$223	$(98)	$125	$1,393
Other loans	—	—	—	4	—	4	—	—	—	4
Cash and investments	2	2	3	—	(1)	6	—	—	—	6

Total interest income	618	2	655	4	(1)	1,278	223	(98)	125	1,403
Total interest expense	205	—	409	9	(1)	622	34	—	34	656

Net interest income (loss)	413	2	246	(5)	—	656	189	(98)	91	747
Less: provisions for loan losses	225	—	18	—	—	243	—	—	—	243

Net interest income (loss) after provisions for loan losses	188	2	228	(5)	—	413	189	(98)	91	504
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	11	227	22	—	(172)	88	—	—	—	88
Contingency revenue	—	87	—	—	—	87	—	—	—	87
Gains on debt repurchases	—	—	—	20	—	20	—	—	—	20
Other income	—	7	—	6	—	13	(189)	180 (4)	(9)	4

Total other income (loss)	11	321	22	26	(172)	208	(189)	180	(9)	199
Expenses:
Direct operating expenses	63	101	181	4	(172)	177	—	—	—	177
Overhead expenses	—	—	—	54	—	54	—	—	—	54

Operating expenses	63	101	181	58	(172)	231	—	—	—	231
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	5	5	5
Restructuring and other reorganization expenses	1	2	—	—	—	3	—	—	—	3

Total expenses	64	103	181	58	(172)	234	—	5	5	239

Income (loss) from continuing operations, before income tax expense (benefit)	135	220	69	(37)	—	387	—	77	77	464
Income tax expense (benefit)(3)	49	81	25	(14)	—	141	—	28	28	169

Net income (loss) from continuing operations	86	139	44	(23)	—	246	—	49	49	295
Loss from discontinued operations, net of tax benefit	(1)	(3)	—	—	—	(4)	—	—	—	(4)

Net income (loss)	85	136	44	(23)	—	242	—	49	49	291
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss) attributable to SLM Corporation	$85	$137	$44	$(23)	$—	$243	$—	$49	$49	$292

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Quarter Ended June 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$91	$—	$91
Total other loss	(9)	—	(9)
Goodwill and acquired intangible asset impairment and amortization	—	5	5

“Core Earnings” adjustments to GAAP	$82	$(5)	77

Income tax expense			28

Net income			$49

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents the $194 million of “unrealized gains on derivative and hedging activities, net” as well as the ($14) million of “other derivative accounting adjustments.”

	Six Months Ended June 30, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,249	$—	$1,181	$—	$—	$2,430	$410	$(152)		$258	$2,688
Other loans	—	—	—	6	—	6	—	—		—	6
Cash and investments	4	3	3	—	(2)	8	—	—		—	8

Total interest income	1,253	3	1,184	6	(2)	2,444	410	(152)		258	2,702
Total interest expense	410	—	665	20	(2)	1,093	31	(1	)(4)	30	1,123

Net interest income (loss)	843	3	519	(14)	—	1,351	379	(151)		228	1,579
Less: provisions for loan losses	412	—	30	—	—	442	—	—		—	442

Net interest income (loss) after provisions for loan losses	431	3	489	(14)	—	909	379	(151)		228	1,137
Other income (loss):
Gains on sales of loans and investments	—	—	312	(5)	—	307	—	—		—	307
Servicing revenue	21	405	39	—	(287)	178	—	—		—	178
Contingency revenue	—	208	—	—	—	208	—	—		—	208
Gains on debt repurchases	—	—	—	48	—	48	(6)	—		(6)	42
Other income	—	14	—	1	—	15	(373)	403	(5)	30	45

Total other income (loss)	21	627	351	44	(287)	756	(379)	403		24	780
Expenses:
Direct operating expenses	143	222	301	7	(287)	386	—	—		—	386
Overhead expenses	—	—	—	122	—	122	—	—		—	122

Operating expenses	143	222	301	129	(287)	508	—	—		—	508
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	7		7	7
Restructuring and other reorganization expenses	2	2	—	31	—	35	—	—		—	35

Total expenses	145	224	301	160	(287)	543	—	7		7	550

Income (loss) from continuing operations, before income tax expense (benefit)	307	406	539	(130)	—	1,122	—	245		245	1,367
Income tax expense (benefit)(3)	113	149	198	(48)	—	412	—	100		100	512

Net income (loss) from continuing operations	194	257	341	(82)	—	710	—	145		145	855
Income (loss) from discontinued operations, net of tax expense (benefit)	(1)	34	—	—	—	33	—	—		—	33

Net income (loss)	193	291	341	(82)	—	743	—	145		145	888
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$193	$292	$341	$(82)	$—	$744	$—	$145		$145	$889

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$228	$—	$228
Total other income	24	—	24
Goodwill and acquired intangible asset impairment and amortization	—	7	7

“Core Earnings” adjustments to GAAP	$252	$(7)	245

Income tax expense			100

Net income			$145

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $44 million of “other derivative accounting adjustments.”
(5)	Represents the $360 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $44 million of “other derivative accounting adjustments.”

	Six Months Ended June 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$1,241	$—	$1,378	$—	$—	$2,619	$437	$(196)	$241	$2,860
Other loans	—	—	—	9	—	9	—	—	—	9
Cash and investments	3	4	5	—	(4)	8	—	—	—	8

Total interest income	1,244	4	1,383	9	(4)	2,636	437	(196)	241	2,877
Total interest expense	406	—	832	16	(4)	1,250	70	2 (4)	72	1,322

Net interest income (loss)	838	4	551	(7)	—	1,386	367	(198)	169	1,555
Less: provisions for loan losses	460	—	36	—	—	496	—	—	—	496

Net interest income (loss) after provisions for loan losses	378	4	515	(7)	—	890	367	(198)	169	1,059
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	23	456	47	—	(348)	178	—	—	—	178
Contingency revenue	—	176	—	—	—	176	—	—	—	176
Gains on debt repurchases	—	—	—	58	—	58	—	—	—	58
Other income	—	16	—	8	—	24	(367)	15 (5)	(352)	(328)

Total other income (loss)	23	648	47	66	(348)	436	(367)	15	(352)	84
Expenses:
Direct operating expenses	131	211	366	6	(348)	366	—	—	—	366
Overhead expenses	—	—	—	116	—	116	—	—	—	116

Operating expenses	131	211	366	122	(348)	482	—	—	—	482
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	9	9	9
Restructuring and other reorganization expenses	2	2	—	3	—	7	—	—	—	7

Total expenses	133	213	366	125	(348)	489	—	9	9	498

Income (loss) from continuing operations, before income tax expense (benefit)	268	439	196	(66)	—	837	—	(192)	(192)	645
Income tax expense (benefit)(3)	98	160	72	(25)	—	305	—	(68)	(68)	237

Net income (loss) from continuing operations	170	279	124	(41)	—	532	—	(124)	(124)	408
Loss from discontinued operations, net of tax benefit	(1)	(5)	—	—	—	(6)	—	—	—	(6)

Net income (loss)	169	274	124	(41)	—	526	—	(124)	(124)	402
Less: loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—	—	(1)

Net income (loss)	$169	$275	$124	$(41)	$—	$527	$—	$(124)	$(124)	$403

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$169	$—	$169
Total other loss	(352)	—	(352)
Goodwill and acquired intangible asset impairment and amortization	—	9	9

“Core Earnings” adjustments to GAAP	$(183)	$(9)	(192)

Income tax benefit			(68)

Net loss			$(124)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
(4)	Represents a portion of the $12 million of “other derivative accounting adjustments.”
(5)	Represents the $1 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $12 million of “other derivative accounting adjustments.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$143	$82	$252	$(183)
Net impact of goodwill and acquired intangible assets	(4)	(5)	(7)	(9)
Net income tax effect	(58)	(28)	(100)	68

Total “Core Earnings” adjustments to GAAP	$81	$49	$145	$(124)

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to LIBOR, Prime or Treasury bill index (for $128 billion of our FFELP assets as of April 1, 2012, we elected to change the index from commercial paper to LIBOR). In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to three-month LIBOR debt. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$18	$6	$(13)	$(366)
Plus: Realized losses on derivative and hedging activities, net(1)	185	188	373	367

Unrealized gains on derivative and hedging activities, net(2)	203	194	360	1
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(76)	(98)	(152)	(196)
Other derivative accounting adjustments(3)	16	(14)	44	12

Total net impact of derivative accounting(4)	$143	$82	$252	$(183)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Floor Income Contracts	$297	$50	$486	$186
Basis swaps	(15)	(26)	(19)	(48)
Foreign currency hedges	(67)	172	(99)	(122)
Other	(12)	(2)	(8)	(15)

Total unrealized gains on derivative and hedging activities, net	$203	$194	$360	$1

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(198)	$(223)	$(410)	$(437)
Net settlement income on interest rate swaps reclassified to net interest income	13	34	31	70
Foreign exchange derivatives gains reclassified to other income	—	1	—	—
Net realized gains on terminated derivative contracts reclassified to other income	—	—	6	—

Total reclassifications of realized losses on derivative and hedging activities	$(185)	$(188)	$(373)	$(367)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of June 30, 2013, derivative accounting has reduced GAAP equity by approximately $923 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Beginning impact of derivative accounting on GAAP equity	$(1,027)	$(1,149)	$(1,080)	$(977)
Net impact of net unrealized gains (losses) under derivative accounting(1)	104	51	157	(121)

Ending impact of derivative accounting on GAAP equity	$(923)	$(1,098)	$(923)	$(1,098)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Total pre-tax net impact of derivative accounting recognized in net income(a)	$143	$82	$252	$(183)
Tax impact of derivative accounting adjustments recognized in net income	(54)	(30)	(113)	58
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	15	(1)	18	4

Net impact of net unrealized gains (losses) under derivative accounting	$104	$51	$157	$(121)

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods and are presented net of tax. As of June 30, 2013, the remaining amortization term of the net floor premiums was approximately 3.0 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

	June 30,
(Dollars in millions)	2013	2012
Unamortized net Floor premiums (net of tax)	$(452)	$(650)

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(4)	$(5)	$(7)	$(9)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
“Core Earnings” interest income:
Private Education Loans	$627	$616	2%	$1,249	$1,241	1%
Cash and investments	1	2	(50)	4	3	33

Total “Core Earnings” interest income	628	618	2	1,253	1,244	1
Total “Core Earnings” interest expense	206	205	—	410	406	1

Net “Core Earnings” interest income	422	413	2	843	838	1
Less: provision for loan losses	187	225	(17)	412	460	(10)

Net “Core Earnings” interest income after provision for loan losses	235	188	25	431	378	14
Servicing revenue	10	11	(9)	21	23	(9)
Direct operating expenses	76	63	21	143	131	9
Restructuring and other reorganization expenses	2	1	100	2	2	—

Total expenses	78	64	22	145	133	9

Income from continuing operations, before income tax expense	167	135	24	307	268	15
Income tax expense	60	49	22	113	98	15

Net income from continuing operations	107	86	24	194	170	14
Loss from discontinued operations, net of tax benefit	—	(1)	(100)	(1)	(1)	—

“Core Earnings”	$107	$85	26%	$193	$169	14%

Quarterly “Core Earnings” were $107 million compared with $85 million in the year-ago quarter. The increase is primarily the result of a $38 million decrease in the provision for Private Education Loan losses.

Second-quarter 2013 private education loan portfolio results vs. second-quarter 2012 included:

•	Loan originations of $368 million, up 15 percent.

•	Delinquencies of 90 days or more of 3.6 percent of loans in repayment, down from 4.5 percent.

•	Loans in forbearance of 3.5 percent of loans in repayment and forbearance, down from 4.3 percent.

•	Annualized charge-off rate of 2.7 percent of average loans in repayment, down from 3.1 percent.

•	Provision for private education loan losses of $187 million, down from $225 million.

•	“Core Earnings” net interest margin, before loan loss provision, of 4.12 percent, down from 4.14 percent.

•	The portfolio balance, net of loan loss allowance, totaled $37 billion, a $662 million increase over the year-ago quarter.

Consumer Lending Net Interest Margin

The following table shows the “Core Earnings” basis Consumer Lending net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
“Core Earnings” basis Private Education Loan yield	6.37%	6.36%	6.36%	6.39%
Discount amortization	.22	.24	.22	.24

“Core Earnings” basis Private Education Loan net yield	6.59	6.60	6.58	6.63
“Core Earnings” basis Private Education Loan cost of funds	(2.04)	(2.05)	(2.02)	(2.03)

“Core Earnings” basis Private Education Loan spread	4.55	4.55	4.56	4.60
“Core Earnings” basis other interest-earning asset spread impact	(.43)	(.41)	(.43)	(.40)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.12%	4.14%	4.13%	4.20%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.12%	4.14%	4.13%	4.20%
Adjustment for GAAP accounting treatment(2)	(.04)	(.11)	(.03)	(.12)

GAAP basis Consumer Lending net interest margin(1)	4.08%	4.03%	4.10%	4.08%

(1)	The average balances of our Consumer Lending “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Private Education Loans	$38,154	$37,543	$38,279	$37,646
Other interest-earning assets	2,937	2,544	2,800	2,436

Total Consumer Lending “Core Earnings” basis interest-earning assets	$41,091	$40,087	$41,079	$40,082

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

Private Education Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loan provision for loan losses and charge-offs.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Private Education Loan provision for loan losses	$187	$225	$412	$460
Private Education Loan charge-offs	212	235	444	459

In establishing the allowance for Private Education Loan losses as of June 30, 2013, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency, forbearance and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio. Total loans delinquent (as a percentage of loans in repayment) have decreased to 7.7 percent from 10.0 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.6 percent from 4.5 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) have decreased to 3.5 percent from 4.3 percent in the year-ago quarter. The charge-off rate decreased to 2.7 percent from 3.1 percent in the year-ago quarter.

Additionally, Private Education Loans that have defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue to not do so. Our allowance for loan losses takes into account these potential recovery uncertainties.

The Private Education Loan provision for loan losses was $187 million in the second quarter of 2013, down $38 million from the second quarter of 2012, and $412 million for the first six months of 2013, down $48 million from the year-ago period. The decline in both periods was a result of the overall improvement in credit quality and performance trends discussed above, leading to decreases in expected future charge-offs.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in the 2012 Form 10-K.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The increase in operating expenses in the quarter ended June 30, 2013 compared with the year-ago quarter was primarily the result of higher marketing and collection costs as well as continued investments in technology. Operating expenses were 80 basis points and 68 basis points of average Private Education Loans in the quarters ended June 30, 2013 and 2012, respectively, and 75 basis points and 70 basis points of average Private Education Loans in the six months ended June 30, 2013 and 2012, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Net interest income	$1	$2	(50)%	$3	$4	(25)%
Servicing revenue:
Intercompany loan servicing	137	172	(20)	287	348	(18)
Third-party loan servicing	33	26	27	61	48	27
Guarantor servicing	10	11	(9)	20	22	(9)
Other servicing	20	18	11	37	38	(3)

Total servicing revenue	200	227	(12)	405	456	(11)
Contingency revenue	109	87	25	208	176	18
Other Business Services revenue	8	7	14	14	16	(13)

Total other income	317	321	(1)	627	648	(3)
Direct operating expenses	113	101	12	222	211	5
Restructuring and other reorganization expenses	1	2	(50)	2	2	—

Total expenses	114	103	11	224	213	5

Income from continuing operations, before income tax expense	204	220	(7)	406	439	(8)
Income tax expense	74	81	(9)	149	160	(7)

Net income from continuing operations	130	139	(6)	257	279	(8)
Income (loss) from discontinued operations, net of tax expense (benefit)	35	(3)	1,267	34	(5)	780

“Core Earnings”	165	136	21	291	274	6
Less: net loss attributable to noncontrolling interest	(1)	(1)	—	(1)	(1)	—

“Core Earnings” attributable to SLM Corporation	$166	$137	21%	$292	$275	6%

“Core Earnings” were $166 million in the second quarter of 2013, compared with $137 million in the year-ago quarter. The increase was primarily due to the sale of our Campus Solutions business and the related $38 million after-tax gain recognized.

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $116 billion and $133 billion for the quarters ended June 30, 2013 and 2012, respectively, and $119 billion and $134 billion for the six months ended June 30, 2013 and 2012, respectively. The decline in intercompany loan servicing revenue from the year-ago period is primarily the result of a lower outstanding principal balance in the underlying portfolio.

We are servicing approximately 5.2 million accounts under the ED Servicing Contract as of June 30, 2013, compared with 3.8 million accounts serviced at June 30, 2012. Third-party loan servicing fees in the quarters ended June 30, 2013 and 2012 included $26 million and $22 million, respectively, of servicing revenue related to the ED Servicing Contract. This increase in ED loan servicing fees for both the quarter and six-month periods were driven by the increase in the number of accounts serviced. The three and six months ended June 30, 2012 included $3.1 million of additional servicing revenue related to the administration and servicing of the SDCL program.

Third-party loan servicing income increased $7 million from the year-ago quarter and $13 million for the first six months compared with the prior-year period primarily due to the increase in ED servicing revenue (discussed above) as well as a result of the sale of Residual Interests in FFELP Loan securitization trusts in 2013. (See “FFELP Loans Segment” for further discussion.) When we sold the Residual Interests, we retained the right to service the trusts. As such, servicing income that had previously been recorded as intercompany loan servicing is now recognized as third-party loan servicing income.

At June 30, 2013, we serviced approximately $283 billion principal balance of student loans compared with approximately $252 billion serviced at December 31, 2012. The increase in the principal balance serviced in 2013 was primarily due to the growth in the ED serviced accounts discussed above.

Our contingency revenue consists of fees we receive for collections of delinquent debt on behalf of third-party clients performed on a contingent basis. Contingency revenue increased $22 million in the current quarter compared with the year-ago quarter and $32 million for the first six months of 2013 compared with the prior-year period as a result of the higher volume of collections.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others. We expect the inventory of contingent collections receivables to decline over time as a result of the elimination of FFELP.

(Dollars in millions)	June 30, 2013	December 31, 2012	June 30, 2012
Contingent collections receivables:
Student loans	$12,230	$13,189	$10,620
Other	2,377	2,139	1,864

Total	$14,607	$15,328	$12,484

In the second quarter of 2013, we sold our Campus Solutions business and recorded an after-tax gain of $38 million. The results related to this business for all periods presented have been reclassified as discontinued operations and are shown on an after-tax basis.

Revenues related to services performed on FFELP Loans accounted for 73 percent and 78 percent, respectively, of total segment revenues for the quarters ended June 30, 2013 and 2012 and 74 percent and 78 percent, respectively, of total segment revenues for the six months ended June 30, 2013 and 2012.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and collection costs, and other operating costs. The increase in operating expenses in the quarter ended June 30, 2013 compared with the year-ago quarter was primarily the result of an increase in our third-party servicing and collection activities as well as continued investments in technology.

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
“Core Earnings” interest income:
FFELP Loans	$581	$652	(11)%	$1,181	$1,378	(14)%
Cash and investments	2	3	(33)	3	5	(40)

Total “Core Earnings” interest income	583	655	(11)	1,184	1,383	(14)
Total “Core Earnings” interest expense	325	409	(21)	665	832	(20)

Net “Core Earnings” interest income	258	246	5	519	551	(6)
Less: provision for loan losses	14	18	(22)	30	36	(17)

Net “Core Earnings” interest income after provision for loan losses	244	228	7	489	515	(5)
Gains on sales of loans and investments	257	—	100	312	—	100
Servicing revenue	16	22	(27)	39	47	(17)

Total other income	273	22	1,141	351	47	647
Direct operating expenses	144	181	(20)	301	366	(18)
Restructuring and other reorganization expenses	—	—	—	—	—	—

Total expenses	144	181	(20)	301	366	(18)

Income from continuing operations, before income tax expense	373	69	441	539	196	175
Income tax expense	136	25	444	198	72	175

“Core Earnings”	$237	$44	439%	$341	$124	175%

“Core Earnings” from the FFELP Loans segment were $237 million in the second quarter of 2013, compared with $44 million in the year-ago quarter. The increase was primarily the result of a $257 million gain from the sale of the Residual Interest in a FFELP Loan securitization trust. Key financial measures include:

•	Net interest margin of .87 percent in the second quarter of 2013 compared with .70 percent in the year-ago quarter (see “FFELP Loan Net Interest Margin” for a further discussion of this increase).

•	The provision for loan losses of $14 million in the second quarter of 2013 decreased from $18 million in the year-ago quarter.

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
“Core Earnings” basis FFELP Loan yield	2.60%	2.66%	2.61%	2.65%
Hedged Floor Income	.27	.29	.26	.29
Unhedged Floor Income	.10	.07	.08	.09
Consolidation Loan Rebate Fees	(.65)	(.67)	(.67)	(.66)
Repayment Borrower Benefits	(.11)	(.14)	(.11)	(.13)
Premium amortization	(.16)	(.27)	(.15)	(.20)

“Core Earnings” basis FFELP Loan net yield	2.05	1.94	2.02	2.04
“Core Earnings” basis FFELP Loan cost of funds	(1.08)	(1.14)	(1.07)	(1.16)

“Core Earnings” basis FFELP Loan spread	.97	.80	.95	.88
“Core Earnings” basis other interest-earning asset spread impact	(.10)	(.10)	(.10)	(.10)

“Core Earnings” basis FFELP Loan net interest margin(1)	.87%	.70%	.85%	.78%

“Core Earnings” basis FFELP Loan net interest margin(1)	.87%	.70%	.85%	.78%
Adjustment for GAAP accounting treatment(2)	.38	.30	.39	.28

GAAP-basis FFELP Loan net interest margin(1)	1.25%	1.00%	1.24%	1.06%

(1)	The average balances of our FFELP “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
FFELP Loans	$113,981	$134,893	$117,896	$136,043
Other interest-earning assets	5,264	6,291	5,409	6,359

Total FFELP “Core Earnings” basis interest-earning assets	$119,245	$141,184	$123,305	$142,402

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

The increase in the “Core Earnings” basis FFELP Loan net interest margin of 17 basis points for the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012, as well as the 7 basis points increase for the six months ended June 30, 2013 compared to the prior year, was primarily the result of a $50 million acceleration of non-cash premium expense recorded in second quarter 2012 related to ED’s consolidation of $5.2 billion of loans under the SDCL initiative that ended June 30, 2012. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary – ‘Core Earnings’ Basis — FFELP Loans Segment” in our 2012 Form 10-K.

As of June 30, 2013, our FFELP Loan portfolio totaled approximately $108.5 billion, comprised of $41.9 billion of FFELP Stafford and $66.6 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 4.9 years and 9.5 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after June 30, 2013 and 2012, based on interest rates as of those dates.

	June 30, 2013			June 30, 2012
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$93.0	$14.1	$107.1	$114.5	$16.4	$130.9
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(47.0)	(1.0)	(48.0)	(61.0)	(1.1)	(62.1)
Less: economically hedged Floor Income Contracts	(31.7)	—	(31.7)	(35.2)	—	(35.2)

Student loans eligible to earn Floor Income	$14.3	$13.1	$27.4	$18.3	$15.3	$33.6

Student loans earning Floor Income	$14.2	$0.7	$14.9	$10.5	$2.1	$12.6

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period July 1, 2013 to June 30, 2016. The hedges related to these loans do not qualify as accounting hedges.

(Dollars in billions)	July 1, 2013 to December 31, 2013	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$31.7	$28.3	$27.2	$10.4

FFELP Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs for the three and six months June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
FFELP Loan provision for loan losses	$14	$18	$30	$36
FFELP Loan charge-offs	20	23	42	46

Gains on Sales of Loans and Investments

The increase in gains on sales of loans and investments from the year-ago quarter was the result of $257 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts.

The increase in gains on sales of loans and investments from the first six months of 2012 was the result of $312 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts.

We will continue to service the student loans in the trusts that were sold under existing agreements. The sales removed securitization trust assets of $12.5 billion and related liabilities of $12.1 billion from the balance sheet during the six months ended June 30, 2013.

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $137 million and $172 million for the quarters ended June 30, 2013 and 2012, respectively, and $287 million and $348 million for the six months ended June 30, 2013 and 2012, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 51 basis points and 54 basis points of average FFELP Loans in the quarters ended June 30, 2013 and 2012, respectively, and 51 basis points and 54 basis points of average FFELP Loans in the six months ended June 30, 2013 and 2012, respectively. The decline in operating expenses from the prior-year quarter was primarily the result of the reduction in the average outstanding balance of our FFELP Loan portfolio.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended June 30,		% Increase (Decrease)	Six Months Ended June 30,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Net interest loss after provision for loan losses	$(6)	$(5)	20%	$(14)	$(7)	100%
Losses on sales of loans and investments	(6)	—	100	(5)	—	100
Gains on debt repurchases	19	20	(5)	48	58	(17)
Other	—	6	(100)	1	8	(88)

Total other income	13	26	(50)	44	66	(33)

Direct operating expenses	3	4	(25)	7	6	17
Overhead expenses:
Corporate overhead	29	27	7	64	61	5
Unallocated information technology costs	30	27	11	58	55	5

Total overhead expenses	59	54	9	122	116	5

Total operating expenses	62	58	7	129	122	6
Restructuring and other reorganization expenses	21	—	100	31	3	933

Total expenses	83	58	43	160	125	28

Loss before income tax benefit	(76)	(37)	105	(130)	(66)	97
Income tax benefit	(28)	(14)	100	(48)	(25)	92

“Core Earnings” (loss)	$(48)	$(23)	109%	$(82)	$(41)	100%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $70 million and $85 million face amount of our debt for the quarters ended June 30, 2013 and 2012, respectively and $997 million and $290 million face amount of our debt for the six months ended June 30, 2013 and 2012, respectively.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead for the six months ended June 30, 2013 compared with the year-ago period was primarily the result of a non-recurring $10 million pension termination gain in the first six months of 2012, which was partially offset by a decrease in stock-based compensation expense in 2013 compared with 2012.

Restructuring and Other Reorganization Expenses

Restructuring and other reorganization expenses for the quarter ended June 30, 2013 were $21 million compared with $0 in the year-ago quarter. For the quarter ended June 30, 2013, these consisted of $11 million related to severance and $10 million related to the Company’s previously announced plan to separate its existing organization into two publicly-traded companies.

For the six months ended June 30, 2013, restructuring and other reorganization expenses were $31 million compared with $3 million in the year-ago period. For the six months ended June 30, 2013, these consisted of $19 million related to severance and $12 million related to the Company’s previously announced plan to separate its existing organization into two publicly-traded companies. The $3 million in the six months ended June 30, 2012 was related to restructuring expenses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$113,981	2.48%	$134,893	2.32%	$117,896	2.46%	$136,043	2.39%
Private Education Loans	38,154	6.59	37,543	6.60	38,279	6.58	37,646	6.63
Other loans	123	9.64	179	9.31	128	9.50	183	9.50
Cash and investments	9,395	.17	10,233	.20	9,636	.17	9,715	.19

Total interest-earning assets	161,653	3.32%	182,848	3.08%	165,939	3.28%	183,587	3.15%

Non-interest-earning assets	4,287		4,794		4,426		4,781

Total assets	$165,940		$187,642		$170,365		$188,368

Average Liabilities and Equity
Short-term borrowings	$17,122	.98%	$26,272	.88%	$18,091	1.00%	$27,654	.90%
Long-term borrowings	140,170	1.46	152,500	1.58	143,554	1.45	151,791	1.59

Total interest-bearing liabilities	157,292	1.41%	178,772	1.48%	161,645	1.40%	179,445	1.48%

Non-interest-bearing liabilities	3,390		3,845		3,531		3,874
Equity	5,258		5,025		5,189		5,049

Total liabilities and equity	$165,940		$187,642		$170,365		$188,368

Net interest margin		1.94%		1.64%		1.92%		1.71%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in millions)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2013 vs. 2012
Interest income	$(66)	$101	$(167)
Interest expense	(103)	(29)	(74)

Net interest income	$37	$129	$(92)

Six Months Ended June 30, 2013 vs. 2012
Interest income	$(175)	$116	$(291)
Interest expense	(199)	(69)	(130)

Net interest income	$24	$184	$(160)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$1,050	$—	$1,050	$2,132	$3,182
Grace, repayment and other(2)	40,271	66,217	106,488	36,551	143,039

Total, gross	41,321	66,217	107,538	38,683	146,221
Unamortized premium/(discount)	641	445	1,086	(752)	334
Receivable for partially charged-off loans	—	—	—	1,334	1,334
Allowance for loan losses	(88)	(45)	(133)	(2,149)	(2,282)

Total student loan portfolio	$41,874	$66,617	$108,491	$37,116	$145,607

% of total FFELP	39%	61%	100%
% of total	29%	46%	75%	25%	100%

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$1,506	$—	$1,506	$2,194	$3,700
Grace, repayment and other(2)	42,189	80,640	122,829	36,360	159,189

Total, gross	43,695	80,640	124,335	38,554	162,889
Unamortized premium/(discount)	691	745	1,436	(796)	640
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(97)	(62)	(159)	(2,171)	(2,330)

Total student loan portfolio	$44,289	$81,323	$125,612	$36,934	$162,546

% of total FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.
(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$42,516	$71,465	$113,981	$38,154	$152,135
% of FFELP	37%	63%	100%
% of total	28%	47%	75%	25%	100%

	Three Months Ended June 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$49,159	$85,734	$134,893	$37,543	$172,436
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$43,115	$74,781	$117,896	$38,279	$156,175
% of FFELP	37%	63%	100%
% of total	27%	48%	75%	25%	100%

	Six Months Ended June 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$49,654	$86,389	$136,043	$37,646	$173,689
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

Student Loan Activity

	Three Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$43,005	$76,190	$119,195	$37,465	$156,660
Acquisitions and originations	57	74	131	390	521
Capitalized interest and premium/discount amortization	285	272	557	210	767
Consolidations to third parties	(378)	(235)	(613)	(25)	(638)
Sales(1)	(30)	(8,398)	(8,428)	—	(8,428)
Repayments and other	(1,065)	(1,286)	(2,351)	(924)	(3,275)

Ending balance	$41,874	$66,617	$108,491	$37,116	$145,607

	Three Months Ended June 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$49,508	$86,426	$135,934	$36,732	$172,666
Acquisitions and originations	1,331	495	1,826	341	2,167
Capitalized interest and premium/discount amortization	310	349	659	263	922
Consolidations to third parties	(1,711)	(1,035)	(2,746)	(19)	(2,765)
Sales	(149)	—	(149)	—	(149)
Repayments and other	(1,176)	(1,515)	(2,691)	(863)	(3,554)

Ending balance	$48,113	$84,720	$132,833	$36,454	$169,287

	Six Months Ended June 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	158	127	285	1,795	2,080
Capitalized interest and premium/discount amortization	580	585	1,165	410	1,575
Consolidations to third parties	(823)	(510)	(1,333)	(49)	(1,382)
Sales(2)	(102)	(12,147)	(12,249)	—	(12,249)
Repayments and other	(2,228)	(2,761)	(4,989)	(1,974)	(6,963)

Ending balance	$41,874	$66,617	$108,491	$37,116	$145,607

	Six Months Ended June 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$50,440	$87,690	$138,130	$36,290	$174,420
Acquisitions and originations	2,150	573	2,723	1,492	4,215
Capitalized interest and premium/discount amortization	645	747	1,392	508	1,900
Consolidations to third parties	(2,430)	(1,260)	(3,690)	(42)	(3,732)
Sales	(284)	—	(284)	—	(284)
Repayments and other	(2,408)	(3,030)	(5,438)	(1,794)	(7,232)

Ending balance	$48,113	$84,720	$132,833	$36,454	$169,287

(1)	Includes $8.3 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.
(2)	Includes $12.0 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Student Loan Allowance for Loan Losses Activity

	Three Months Ended June 30,
	2013			2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$147	$2,170	$2,317	$180	$2,190	$2,370
Less:
Charge-offs(1)	(20)	(212)	(232)	(23)	(235)	(258)
Student loan sales	(8)	—	(8)	(2)	—	(2)
Plus:
Provision for loan losses	14	187	201	18	225	243
Reclassification of interest reserve(2)	—	4	4	—	6	6

Ending balance	$133	$2,149	$2,282	$173	$2,186	$2,359

Troubled debt restructuring(3)	$—	$8,094	$8,094	$—	$6,413	$6,413

	Six Months Ended June 30,
	2013			2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$159	$2,171	$2,330	$187	$2,171	$2,358
Less:
Charge-offs(1)	(42)	(444)	(486)	(46)	(459)	(505)
Student loan sales	(14)	—	(14)	(4)	—	(4)
Plus:
Provision for loan losses	30	412	442	36	460	496
Reclassification of interest reserve(2)	—	10	10	—	14	14

Ending balance	$133	$2,149	$2,282	$173	$2,186	$2,359

Troubled debt restructuring(3)	$—	$8,094	$8,094	$—	$6,413	$6,413

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

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Originations

The following table summarizes our Private Education Loan originations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Smart Option — interest only(1)	$85	$100	$450	$458
Smart Option — fixed pay(1)	106	71	545	417
Smart Option — deferred(1)	145	122	735	553
Other	32	28	49	54

Total Private Education Loan originations	$368	$321	$1,779	$1,482

(1)

Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See “Consumer Lending Portfolio Performance — Private Education Loan Repayment Options” for further discussion.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	June 30,
	2013		2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,896		$6,098
Loans in forbearance(2)	1,160		1,368
Loans in repayment and percentage of each status:
Loans current	29,196	92.3%	27,650	90.0%
Loans delinquent 31-60 days(3)	792	2.5	1,058	3.4
Loans delinquent 61-90 days(3)	495	1.6	643	2.1
Loans delinquent greater than 90 days(3)	1,144	3.6	1,380	4.5

Total Private Education Loans in repayment	31,627	100%	30,731	100%

Total Private Education Loans, gross	38,683		38,197
Private Education Loan unamortized discount	(752)		(834)

Total Private Education Loans	37,931		37,363
Private Education Loan receivable for partially charged-off loans	1,334		1,277
Private Education Loan allowance for losses	(2,149)		(2,186)

Private Education Loans, net	$37,116		$36,454

Percentage of Private Education Loans in repayment		81.8%		80.5%

Delinquencies as a percentage of Private Education Loans in repayment		7.7%		10.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.5%		4.3%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		79.3%		74.3%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Allowance at beginning of period	$2,170	$2,190	$2,171	$2,171
Provision for Private Education Loan losses	187	225	412	460
Charge-offs(1)	(212)	(235)	(444)	(459)
Reclassification of interest reserve(2)	4	6	10	14

Allowance at end of period	$2,149	$2,186	$2,149	$2,186

Charge-offs as a percentage of average loans in repayment (annualized)	2.7%	3.1%	2.8%	3.0%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	2.6%	3.0%	2.7%	2.9%
Allowance as a percentage of ending total loans	5.4%	5.5%	5.4%	5.5%
Allowance as a percentage of ending loans in repayment	6.8%	7.1%	6.8%	7.1%
Average coverage of charge-offs (annualized)	2.5	2.3	2.4	2.4
Ending total loans(3)	$40,017	$39,474	$40,017	$39,474
Average loans in repayment	$31,618	$30,533	$31,631	$30,456
Ending loans in repayment	$31,627	$30,731	$31,627	$30,731

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

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans for the quarters ended.

	June 30, 2013			June 30, 2012
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$36,445	$3,572	$40,017	$35,529	$3,945	$39,474
Ending loans in repayment	29,155	2,472	31,627	28,075	2,656	30,731
Private Education Loan allowance for losses	1,629	520	2,149	1,589	597	2,186
Charge-offs as a percentage of average loans in repayment (annualized)	2.1%	9.1%	2.7%	2.5%	9.8%	3.1%
Allowance as a percentage of ending total loan balance	4.5%	14.6%	5.4%	4.5%	15.1%	5.5%
Allowance as a percentage of ending loans in repayment	5.6%	21.0%	6.8%	5.7%	22.5%	7.1%
Average coverage of charge-offs (annualized)	2.6	2.3	2.5	2.3	2.3	2.3
Delinquencies as a percentage of Private Education Loans in repayment	6.6%	20.0%	7.7%	8.6%	25.5%	10.0%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.1%	10.2%	3.6%	3.7%	12.6%	4.5%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.4%	5.5%	3.5%	4.1%	6.4%	4.3%
Loans that entered repayment during the period(2)	$481	$24	$505	$674	$57	$731
Percentage of Private Education Loans with a cosigner	69%	30%	66%	66%	29%	63%
Average FICO at origination	728	624	721	727	624	718

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $217 million and $141 million in allowance for Private Education Loan losses at June 30, 2013 and 2012, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Consumer Lending Segment — Private Education Loan Provision for Loan Losses and Charge-Offs” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Receivable at beginning of period	$1,339	$1,250	$1,347	$1,241
Expected future recoveries of current period defaults(1)	70	82	148	151
Recoveries(2)	(54)	(44)	(122)	(94)
Charge-offs(3)	(21)	(11)	(39)	(21)

Receivable at end of period	1,334	1,277	1,334	1,277
Allowance for estimated recovery shortfalls(4)	(217)	(141)	(217)	(141)

Net receivable at end of period	$1,117	$1,136	$1,117	$1,136

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of June 30, 2013 and 2012, respectively.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The number of loans in a forbearance status as a percentage of loans in repayment and forbearance decreased to 3.5 percent in the second quarter of 2013 compared with 4.3 percent in the year-ago quarter. As of June 30, 2013, 1.7 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of June 30, 2013 (customers made payments on approximately 26 percent of these loans as a prerequisite to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment — Portfolio data through June 30, 2013
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.6%	9.1%	5.6%
Current	50.9	59.2	66.8
Delinquent 31-60 days	3.1	2.0	.4
Delinquent 61-90 days	1.9	1.2	.2
Delinquent greater than 90 days	4.7	2.7	.3
Forbearance	4.0	3.1	—
Defaulted	20.1	11.5	7.5
Paid	5.7	11.2	19.2

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At June 30, 2013, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.1 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.4 percent for loans that have been in active repayment status for more than 48 months. Approximately 67 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions) June 30, 2013	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,896	$5,896
Loans in forbearance	584	192	162	96	126	—	1,160
Loans in repayment — current	5,671	4,996	5,303	4,455	8,771	—	29,196
Loans in repayment — delinquent 31-60 days	254	152	137	99	150	—	792
Loans in repayment — delinquent 61-90 days	181	95	86	54	79	—	495
Loans in repayment — delinquent greater than 90 days	442	246	190	118	148	—	1,144

Total	$7,132	$5,681	$5,878	$4,822	$9,274	$5,896	38,683

Unamortized discount							(752)
Receivable for partially charged-off loans							1,334
Allowance for loan losses							(2,149)

Total Private Education Loans, net							$37,116

Loans in forbearance as a percentage of loans in repayment and forbearance	8.2%	3.4%	2.8%	2.0%	1.4%	—%	3.5%

(Dollars in millions) June 30, 2012	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	1 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,098	$6,098
Loans in forbearance	838	214	147	74	95	—	1,368
Loans in repayment — current	6,406	5,847	5,128	3,621	6,648	—	27,650
Loans in repayment — delinquent 31-60 days	478	207	164	87	122	—	1,058
Loans in repayment — delinquent 61-90 days	321	119	93	48	62	—	643
Loans in repayment — delinquent greater than 90 days	706	269	191	94	120	—	1,380

Total	$8,749	$6,656	$5,723	$3,924	$7,047	$6,098	38,197

Unamortized discount							(834)
Receivable for partially charged-off loans							1,277
Allowance for loan losses							(2,186)

Total Private Education Loans, net							$36,454

Loans in forbearance as a percentage of loans in repayment and forbearance	9.6%	3.2%	2.6%	1.9%	1.3%	—%	4.3%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the customer has used forbearance as of the dates indicated. As detailed in the table below, 7 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	June 30, 2013		June 30, 2012
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months customer has used forbearance
Up to 12 months	$883	76%	$940	69%
13 to 24 months	197	17	356	26
More than 24 months	80	7	72	5

Total	$1,160	100%	$1,368	100%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of June 30, 2013.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$23,724	$6,551	$ 1,352	$31,627
$ in total	28,442	8,841	1,400	38,683
Payment method by enrollment status:
In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of June 30, 2013 and 2012, customers in repayment owing approximately $5.9 billion (19 percent of loans in repayment) and $7.0 billion (23 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 10 percent and 11 percent were non-traditional loans as of June 30, 2013 and 2012, respectively.

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2013	$928	$44	$69
December 31, 2012	$904	$55	$67
June 30, 2012	$973	$52	$71

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	June 30,
	2013		2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$15,239		$21,157
Loans in forbearance(2)	15,236		18,357
Loans in repayment and percentage of each status:
Loans current	64,801	84.1%	76,258	82.9%
Loans delinquent 31-60 days(3)	3,750	4.9	5,239	5.7
Loans delinquent 61-90 days(3)	2,156	2.8	2,816	3.1
Loans delinquent greater than 90 days(3)	6,356	8.2	7,685	8.3

Total FFELP Loans in repayment	77,063	100%	91,998	100%

Total FFELP Loans, gross	107,538		131,512
FFELP Loan unamortized premium	1,086		1,494

Total FFELP Loans	108,624		133,006
FFELP Loan allowance for losses	(133)		(173)

FFELP Loans, net	$108,491		$132,833

Percentage of FFELP Loans in repayment		71.7%		70.0%

Delinquencies as a percentage of FFELP Loans in repayment		15.9%		17.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		16.5%		16.6%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Allowance at beginning of period	147	180	159	187
Provision for FFELP Loan losses	14	18	30	36
Charge-offs	(20)	(23)	(42)	(46)
Student loan sales	(8)	(2)	(14)	(4)

Allowance at end of period	$133	$173	$133	$173

Charge-offs as a percentage of average loans in repayment (annualized)	.10%	.10%	.10%	.10%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	.08%	.09%	.08%
Allowance as a percentage of ending total loans, gross	.12%	.13%	.12%	.13%
Allowance as a percentage of ending loans in repayment	.17%	.19%	.17%	.19%
Allowance coverage of charge-offs (annualized)	1.7	1.8	1.6	1.9
Ending total loans, gross	$107,538	$131,512	$107,538	$131,512
Average loans in repayment	$81,423	$92,436	$84,323	$92,793
Ending loans in repayment	$77,063	$91,998	$77,063	$91,998

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

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $3.1 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the issuance of additional bank deposits and unsecured debt, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our secured FFELP facilities.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term. We have $1.6 billion of cash at the Bank as of June 30, 2013 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations.

We will continue to opportunistically purchase FFELP Loan portfolios from others. On June 10, 2013, we closed on a new $6.8 billion credit facility that matures in June 2014, to facilitate the term securitization of FFELP Loans. The facility was used in June 2013 to refinance all of the FFELP Loans previously financed through the ED Conduit Program. As a result, we ended our participation in the ED Conduit Program prior to the January 19, 2014 maturity date.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	June 30, 2013	December 31, 2012
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$1,805	$2,376
Sallie Mae Bank(1)	1,595	1,598

Total unrestricted cash and liquid investments	$3,400	$3,974

Unencumbered FFELP Loans	$2,064	$1,656

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,250	$2,584	$2,534	$2,120
Sallie Mae Bank(1)	1,692	660	1,461	770

Total unrestricted cash and liquid investments	$3,942	$3,244	$3,995	$2,890

Unencumbered FFELP Loans	$1,889	$1,277	$1,792	$1,178

(1)	This amount will be used primarily to originate or acquire student loans at the Bank. See discussion below on restrictions on the Bank to pay dividends.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP ABCP Facilities and FHLB-DM Facility will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of June 30, 2013 and December 31, 2012, the maximum additional capacity under these facilities was $11.9 billion and $11.8 billion, respectively. For the three months ended June 30, 2013 and 2012, the average maximum additional capacity under these facilities was $11.1 billion and $10.7 billion, respectively. For the six months ended June 30, 2013 and 2012, the average maximum additional capacity under these facilities was $10.9 billion and $11.4 billion, respectively.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans, net, comprised $12.7 billion of our unencumbered assets of which $10.7 billion and $2.0 billion related to Private Education Loans, net and FFELP Loans, net, respectively. At June 30, 2013, we had a total of $21.0 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. While applicable Utah and FDIC regulations differ in approach as to determinations of impairment of capital and surplus, neither method of determination has historically required the Bank to obtain consent to the payment of dividends. The Bank paid no dividends for the three months ended June 30, 2013. For the three months ended June 30, 2012, the Bank paid dividends of $220 million. For the six months ended June 30, 2013 and 2012, the Bank paid dividends of $120 million and $270 million, respectively.

For further discussion of our various sources of liquidity, such as the FFELP ABCP Facilities, the Bank, our continued access to the ABS market, our asset-backed financing facilities, the lending agreement we entered into with the FHLB-DM and our issuance of unsecured debt, see “Note 6 — Borrowings” in our 2012 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	June 30, 2013	December 31, 2012
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$5.8	$6.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.5	6.6
Tangible unencumbered assets(1)	21.0	21.2
Unsecured debt	(25.5)	(26.7)
Mark-to-market on unsecured hedged debt(2)	(1.0)	(1.7)
Other liabilities, net	(1.8)	(1.4)

Total tangible equity	$5.0	$4.6

(1)	Excludes goodwill and acquired intangible assets.

(2)

At June 30, 2013 and December 31, 2012, there were $1.0 billion and $1.4 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Transactions during the Six Months Ended June 30, 2013

The following financing transactions have taken place in the first six months of 2013:

Unsecured Financings:

•	January 28, 2013 — issued $1.5 billion senior unsecured bonds.

FFELP Financings:

•	February 14, 2013 — issued $1.2 billion FFELP ABS.

•	April 11, 2013 — issued $1.2 billion FFELP ABS.

•	June 20, 2013 — issued $1.2 billion FFELP ABS.

Private Education Loan Financings:

•	January 31, 2013 — issued $0.3 billion Private Education Loan ABS funding a portfolio of previously issued auction rate securities that we had reacquired.

•	March 7, 2013 — issued $1.1 billion Private Education Loan ABS.

•	May 2, 2013 — issued $1.1 billion Private Education Loan ABS.

FFELP ABCP Facility

On June 10, 2013, we closed on a new $6.8 billion credit facility that matures in June 2014 to facilitate the term securitization of FFELP Loans. The facility was used in June 2013 to refinance all of the FFELP Loans previously financed through the ED Conduit Program. As a result, we ended our participation in the ED Conduit Program prior to the January 19, 2014 maturity date.

Shareholder Distributions

In second-quarter 2013, we paid a common stock dividend of $0.15 per share.

We repurchased 9 million shares of common stock for $201 million in the second quarter of 2013, or an aggregate of 19 million shares for $400 million in the first half of 2013, fully utilizing our February 2013 share repurchase program authorization. In July 2013, we authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date.

2013 Sales of FFELP Loan Securitization Trust Residual Interests

On February 13, 2013, we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. The sale removed securitization trust assets of $3.82 billion and related liabilities of $3.68 billion from our balance sheet.

On April 11, 2013, we sold the Residual Interest in a FFELP Loan securitization trust to a third party. We will continue to service the student loans in the trust under existing agreements. The sale removed securitization trust assets of $2.03 billion and related liabilities of $1.99 billion from our balance sheet.

On June 13, 2013, we sold the three Residual Interests in FFELP Loan securitization trusts to a third party. We will continue to service the student loans in the trusts under existing agreements. The sale removed securitization trust assets of $6.60 billion and related liabilities of $6.42 billion from our balance sheet.

Recent Third-Quarter 2013 Transactions

On July 17, we closed on a $1.1 billion ABCP borrowing facility that matures on August 15, 2015. The facility will be used to fund the call and redemption of our SLM 2009-D Private Education Loan Trust ABS, anticipated to occur on August 15, 2013.

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

The table below highlights exposure related to our derivative counterparties at June 30, 2013.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts
Exposure, net of collateral(1)	$114	$610
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	94%	31%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

(1)

Recent turmoil in the European markets has led to increased disclosure of exposure to those markets. Our securitization trusts had total net exposure of $533 million related to financial institutions located in France; of this amount, $418 million carries a guaranty from the French government. The total exposure relates to $5.7 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.5 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of June 30, 2013, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at June 30, 2013 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $72 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at June 30, 2013 and December 31, 2012, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and six months ended June 30, 2013 and 2012. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	June 30, 2013			December 31, 2012
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$3,063	$14,433	$17,496	$2,319	$15,446	$17,765
Brokered deposits	1,298	2,247	3,545	979	3,088	4,067
Retail and other deposits	3,686	—	3,686	3,247	—	3,247
Other(1)	825	—	825	1,609	—	1,609

Total unsecured borrowings	8,872	16,680	25,552	8,154	18,534	26,688

Secured borrowings:
FFELP Loan securitizations	—	92,428	92,428	—	105,525	105,525
Private Education Loan securitizations	—	20,594	20,594	—	19,656	19,656
ED Conduit Program Facility	—	—	—	9,551	—	9,551
FFELP ABCP Facilities	6,524	2,816	9,340	—	4,154	4,154
Private Education Loan ABCP Facility	—	—	—	—	1,070	1,070
Acquisition financing(2)	—	505	505	—	673	673
FHLB-DM Facility	1,115	1,220	2,335	2,100	—	2,100

Total secured borrowings	7,639	117,563	125,202	11,651	131,078	142,729

Total “Core Earnings” basis	16,511	134,243	150,754	19,805	149,612	169,417
Hedge accounting adjustments	47	1,636	1,683	51	2,789	2,840

Total GAAP basis	$16,558	$135,879	$152,437	$19,856	$152,401	$172,257

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.
(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Secured borrowings comprised 83 percent and 84 percent of our “Core Earnings” basis debt outstanding at June 30, 2013 and December 31, 2012, respectively.

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$17,848	3.22%	$18,327	2.94%	$18,085	3.19%	$18,165	2.91%
Brokered deposits	3,784	1.51	2,934	1.93	3,897	1.53	3,224	2.01
Retail and other deposits	3,661	.78	2,307	.82	3,601	.81	2,295	.89
Other(1)	1,177	.13	1,367	.16	1,285	.18	1,384	.13

Total unsecured borrowings	26,470	2.50	24,935	2.47	26,868	2.49	25,068	2.45

Secured borrowings:
FFELP Loan securitizations	96,656	.98	107,008	1.12	99,578	.97	107,119	1.13
Private Education Loan securitizations	20,600	2.05	19,212	2.11	20,159	2.06	18,895	2.10
ED Conduit Program Facility	5,734	.95	17,999	.82	7,083	.94	19,257	.81
FFELP ABCP Facilities	5,012	.96	5,364	.96	4,739	.98	4,691	1.06
Private Education Loan ABCP Facility	183	2.48	2,156	1.90	549	1.86	2,395	1.79
Acquisition financing(2)	524	4.79	824	4.83	563	4.79	848	4.84
FHLB-DM Facility	2,113	.25	1,274	.36	2,106	.28	1,172	.33

Total secured borrowings	130,822	1.15	153,837	1.23	134,777	1.14	154,377	1.23

Total	$157,292	1.38%	$178,772	1.40%	$161,645	1.37%	$179,445	1.40%

“Core Earnings” average balance and rate	$157,292	1.38%	$178,772	1.40%	$161,645	1.37%	$179,445	1.40%
Adjustment for GAAP accounting treatment	—	.03	—	.08	—	.03	—	.08

GAAP basis average balance and rate	$157,292	1.41%	$178,772	1.48%	$161,645	1.40%	$179,445	1.48%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.
(2)	Relates to the acquisition of $25 billion of student loans at the end of 2010.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our 2012 Form 10-K. There were no significant changes to these critical accounting policies during the first half of 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2013 and December 31, 2012, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise in 2013.

	As of June 30, 2013			As of June 30, 2012
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(53)	$(42)	$(246)	$(18)	$24	$(334)
Unrealized gains (losses) on derivative and hedging activities	293	476	(1)	499	848	(9)

Increase in net income before taxes	$240	$434	$(247)	$481	$872	$(343)

Increase in diluted earnings per common share	$.53	$.96	$(.55)	$.96	$1.75	$(.69)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At June 30, 2013
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$108,033	$(626)	(1)%	$(1,255)	(1)%
Private Education Loans	36,531	—	—	—	—
Other earning assets	8,373	—	—	(1)	—
Other assets	7,487	(348)	(5)	(648)	(9)%

Total assets gain/(loss)	$160,424	$(974)	(1)%	$(1,904)	(1)%

Liabilities
Interest-bearing liabilities	$148,046	$(768)	(1)%	$(2,133)	(1)%
Other liabilities	3,597	(95)	(3)	406	11

Total liabilities (gain)/loss	$151,643	$(863)	(1)%	$(1,727)	(1)%

	At December 31, 2012
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$125,042	$(738)	(1)%	$(1,438)	(1)%
Private Education Loans	36,081	—	—	—	—
Other earning assets	9,994	—	—	(1)	—
Other assets	8,721	(560)	(6)	(1,187)	(14)%

Total assets gain/(loss)	$179,838	$(1,298)	(1)%	$(2,626)	(1)%

Liabilities
Interest-bearing liabilities	$166,071	$(829)	—%	$(2,298)	(1)%
Other liabilities	3,937	(422)	(11)	(274)	(7)

Total liabilities (gain)/loss	$170,008	$(1,251)	(1)%	$(2,572)	(2)%

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

During the three months ended June 30, 2013 and 2012, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the June 30, 2013 and June 30, 2012 analyses is the result of one-month LIBOR-indexed FFELP Loans (loans formerly indexed to commercial paper) being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2013. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

(Dollars in billions) Index	Frequency of Variable Resets	Assets(1)	Funding (2)	Funding Gap
3-month Treasury bill	weekly	$5.7	$—	$5.7
Prime	annual	0.6	—	0.6
Prime	quarterly	4.1	—	4.1
Prime	monthly	18.6	—	18.6
Prime	daily	—	1.2	(1.2)
PLUS Index	annual	0.4	—	0.4
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	89.7	(89.7)
1-month LIBOR	monthly	12.9	34.1	(21.2)
1-month LIBOR daily	daily	101.9	—	101.9
CMT/CPI Index	monthly/quarterly	—	1.3	(1.3)
Non-Discrete reset(3)	monthly	—	14.5	(14.5)
Non-Discrete reset(4)	daily/weekly	8.3	4.5	3.8
Fixed Rate(5)		9.0	16.2	(7.2)

Total		$161.5	$161.5	$—

(1)	FFELP Loans of $46.6 billion ($43.2 billion LIBOR index and $3.4 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate securities, the ABCP Facilities and the FHLB-DM Facility.

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

“Core Earnings” Basis

(Dollars in billions) Index	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.7	$—	$5.7
Prime	annual	0.6	—	0.6
Prime	quarterly	4.1	—	4.1
Prime	monthly	18.6	4.5	14.1
Prime	daily	—	1.2	(1.2)
PLUS Index	annual	0.4	—	0.4
3-month LIBOR	daily	—	6.0	(6.0)
3-month LIBOR	quarterly	—	67.8	(67.8)
1-month LIBOR	monthly	12.9	44.1	(31.2)
1-month LIBOR	daily	101.9	5.0	96.9
Non-Discrete reset(3)	monthly	—	14.5	(14.5)
Non-Discrete reset(4)	daily/weekly	8.3	4.5	3.8
Fixed Rate(5)		7.0	11.9	(4.9)

Total		$159.5	$159.5	$—

(1)	FFELP Loans of $14.9 billion ($14.6 billion LIBOR index and $0.3 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities, the ABCP Facilities and the FHLB-DM Facility.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2013.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.6
Other loans	7.2
Cash and investments	0.1

Total earning assets	7.2

Borrowings
Short-term borrowings	0.5
Long-term borrowings	6.6

Total borrowings	5.9

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, our collections subsidiaries are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that those subsidiaries have violated a federal or state law in the process of collecting their accounts. We believe that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations. Finally, from time to time, we and our subsidiaries and affiliates receive information and document requests from state attorneys general, legislative committees and administrative agencies concerning certain business practices. Our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

For a description of these items and other litigation to which we are a party, see our 2012 Form 10-K and subsequent filings with the SEC.

Item 1A.	Risk Factors

Readers should carefully consider the following risk factors, in addition to the risk factors disclosed in Item 1A, Risk Factors, of our 2012 Form 10-K.

Our businesses are regulated by various state and federal laws and regulations, and our failure to comply with these laws and regulations may result in significant costs, sanctions, litigation or the loss of insurance and guarantees on affected FFELP Loans.

The Bank is subject to state and FDIC regulation, oversight and regular examination, including by the CFPB. The FDIC and state regulators have the authority to impose fines, penalties or other limitations on the Bank’s operations should they conclude that its operations are not compliant with applicable laws and regulations. At the time of this filing, the Bank is subject to a 2008 cease and desist order issued jointly by the FDIC and the UDFI for weaknesses in its compliance function. Many of these weaknesses have previously been attributed to the Bank’s oversight of significant activities performed outside the Bank by Company affiliates.

In July 2013, the FDIC notified the Bank that it plans to replace the existing cease and desist order with a new formal enforcement action that will more specifically address certain cited violations of Section 5 of the Federal Trade Commission Act, including with respect to the Servicemembers Civil Relief Act, and the Equal Credit Opportunity Act and its implementing regulation, Regulation B, which could include civil money penalties and restitution obligations. The Bank has not been notified by the UDFI that it intends to join the FDIC in issuing the new enforcement action. We have made and continue to make changes to the Bank’s oversight of significant activities performed outside the Bank by Company affiliates, including in connection with our pursuit of a strategic plan to separate our existing organization into two publicly traded companies. We could be required to, or otherwise determine to, make further changes to the business practices and products of the Bank and our other affiliates to respond to regulatory concerns. Such changes to the business practices and products of the Bank or our other affiliates in response to current or future regulatory concerns and enforcement, or other action by the above referenced or other regulators, which may include civil money penalties and require restitution to customers, could materially and adversely impact our business, financial condition and results of operations.

The proposed separation of our current business into two, separate, publicly traded entities is contingent upon the satisfaction of a number of conditions, which may not be consummated on the terms or timeline currently contemplated or may not achieve the intended results. Though we are unaware of any applicable requirement that the FDIC or UDFI approve of the proposed separation, we can give no assurances that they or other consumer or financial regulators will not affect the timing, manner or terms of the separation.

We are currently pursuing a strategic plan to separate our existing organization into two publicly traded companies, an education loan management company and a consumer banking company. It is expected the separation, if completed, will occur in the first half of 2014. Our ability to timely effect the separation is subject to several conditions, including, among others, the receipt of a favorable private letter ruling from the Internal Revenue Service and the SEC declaring effective a registration statement relating to the securities of the separated entity. We cannot assure that we will be able to complete the separation in a timely fashion, if at all. For these and other reasons, the separation may not be completed on the terms or timeline contemplated. Further, if the separation is completed, it may not achieve the intended results. Any such difficulties could adversely affect our business, results of operations or financial condition.

The Bank is subject to state and FDIC regulation, oversight and regular examination and it remains subject to a cease and desist order originally issued in 2008 citing weaknesses in its compliance function. Many of these weaknesses have previously been attributed to the Bank’s oversight of significant activities performed outside the Bank by Company affiliates-a condition that we are seeking, in part, to eliminate through the separation of our current business into two companies. There can be no assurance the FDIC or UDFI will approve of our efforts to operationalize the Bank and minimize the number of activities performed by Company affiliates or acknowledge these efforts under the existing cease and desist order. Our failure to comply with various laws and regulations or with the terms of the cease and desist order, or any assertion of any such failure that is raised by any regulator could result in litigation expenses, restitution, fines, business sanctions, and limitations on our ability to fund Private Education Loans, which are currently funded by deposits raised by the Bank, or restrictions on the operations of the Bank. Furthermore, the FDIC or the UDFI could require us to undertake significant changes to the manner in which we currently provide services to the Bank through our affiliates. If we are unable to demonstrate to the FDIC and UDFI the benefits of the design and execution of the proposed separation, these changes could come at significant cost and impede or delay our ability to complete the separation of our business in the time or manner we currently estimate. The imposition of fines, penalties or other limitations on the Bank’s business or our ability to complete the separation could materially and adversely impact our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2013.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 — April 30, 2013	4.1	$20.29	3.7	$126
May 1 — May 31, 2013	.3	22.31	—	126
June 1 — June 30, 2013	7.7	23.18	5.4	—

Total second-quarter 2013	12.1	$22.17	9.1

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In February 2013, our board of directors authorized us to purchase up to $400 million of shares of our common stock. An additional $400 million of purchases was authorized in July 2013.

The closing price of our common stock on the NASDAQ Global Select Market on June 28, 2013 was $22.86.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1	Agreement and Release, dated May 29, 2013, by and between SLM Corporation and Albert L. Lord†
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/s/ JOSEPH A. DEPAULO
Joseph A. DePaulo
Executive Vice President - Banking and Finance (Principal Financial and Accounting Officer)

Date: August 5, 2013