Form 10-Q
period 2013-09-30
SLM CORP
filed 2013-10-28
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2013
Common Stock, $0.20 par value	436,264,071 shares

SLM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
FFELP Loans (net of allowance for losses of $130 and $159, respectively)	$106,350	$125,612
Private Education Loans (net of allowance for losses of $2,144 and $2,171 respectively)	37,752	36,934
Investments
Available-for-sale	85	72
Other	911	1,010

Total investments	996	1,082
Cash and cash equivalents	4,329	3,900
Restricted cash and investments	4,287	5,011
Goodwill and acquired intangible assets, net	436	448
Other assets	7,420	8,273

Total assets	$161,570	$181,260

Liabilities
Short-term borrowings	$15,572	$19,856
Long-term borrowings	136,944	152,401
Other liabilities	3,422	3,937

Total liabilities	155,938	176,194

Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 544 million and 536 million shares issued, respectively	109	107
Additional paid-in capital	4,373	4,237
Accumulated other comprehensive income (loss) (net of tax (expense) benefit of $(5) and $3, respectively)	8	(6)
Retained earnings	2,385	1,451

Total SLM Corporation stockholders’ equity before treasury stock	7,440	6,354
Less: Common stock held in treasury at cost: 108 million and 83 million shares, respectively	(1,813)	(1,294)

Total SLM Corporation stockholders’ equity	5,627	5,060
Noncontrolling interest	5	6

Total equity	5,632	5,066

Total liabilities and equity	$161,570	$181,260

Supplemental information — assets and liabilities of consolidated variable interest entities:

	September 30, 2013	December 31, 2012
FFELP Loans	$101,627	$121,059
Private Education Loans	26,018	26,072
Restricted cash and investments	4,044	4,826
Other assets	2,380	2,312
Short-term borrowings	4,678	9,551
Long-term borrowings	116,968	131,518

Net assets of consolidated variable interest entities	$12,423	$13,200

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
FFELP Loans	$698	$840	$2,138	$2,459
Private Education Loans	635	615	1,884	1,856
Other loans	3	4	9	13
Cash and investments	4	5	13	16

Total interest income	1,340	1,464	4,044	4,344
Total interest expense	541	645	1,666	1,968

Net interest income	799	819	2,378	2,376
Less: provisions for loan losses	207	270	649	766

Net interest income after provisions for loan losses	592	549	1,729	1,610

Other income (loss):
Gains on sales of loans and investments	—	—	307	1
Losses on derivative and hedging activities, net	(127)	(233)	(140)	(600)
Servicing revenue	83	71	223	212
Contingency revenue	104	85	312	261
Gains on debt repurchases	—	44	42	102
Other	9	2	66	39

Total other income (loss)	69	(31)	810	15

Expenses:
Salaries and benefits	128	113	380	343
Other operating expenses	129	107	357	329

Total operating expenses	257	220	737	672
Goodwill and acquired intangible asset impairment and amortization expense	4	5	10	13
Restructuring and other reorganization expenses	12	2	46	9

Total expenses	273	227	793	694

Income from continuing operations, before income tax expense	388	291	1,746	931
Income tax expense	136	104	645	340

Net income from continuing operations	252	187	1,101	591
Income (loss) from discontinued operations, net of tax expense (benefit)	8	—	47	(2)

Net income	260	187	1,148	589
Less: net loss attributable to noncontrolling interest	—	(1)	(1)	(2)

Net income attributable to SLM Corporation	260	188	1,149	591
Preferred stock dividends	5	5	15	15

Net income attributable to SLM Corporation common stock	$255	$183	$1,134	$576

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.56	$.39	$2.46	$1.19
Discontinued operations	.02	—	.10	—

Total	$.58	$.39	$2.56	$1.19

Average common shares outstanding	436	464	442	483

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.55	$.39	$2.42	$1.18
Discontinued operations	.02	—	.10	—

Total	$.57	$.39	$2.52	$1.18

Average common and common equivalent shares outstanding	445	471	450	490

Dividends per common share attributable to SLM Corporation	$.15	$.125	$.45	$.375

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$260	$187	$1,148	$589
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	(3)	(3)	19	(14)
Reclassification adjustments for derivative losses included in net income (interest expense)	1	6	7	22

Total unrealized gains (losses) on derivatives	(2)	3	26	8
Unrealized gains (losses) on investments	—	—	(4)	1
Income tax (expense) benefit	1	(1)	(8)	(3)

Other comprehensive income (loss), net of tax	(1)	2	14	6

Comprehensive income	259	189	1,162	595
Less: comprehensive loss attributable to noncontrolling interest	—	(1)	(1)	(2)

Total comprehensive income attributable to SLM Corporation	$259	$190	$1,163	$597

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at June 30, 2012	7,300,000	532,672,974	(63,270,775)	469,402,199	$565	$107	$4,196	$(10)	$1,040	$(967)	$4,931	$7	$4,938
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	188	—	188	(1)	187
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	190	(1)	189
Cash dividends:
Common stock ($.125 per share)	—	—	—	—	—	—	—	—	(58)	—	(58)	—	(58)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.57 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	1,654,506	—	1,654,506	—	—	17	—	—	—	17	—	17
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	—	—	8	—	—	—	8	—	8
Common stock repurchased	—	—	(7,643,999)	(7,643,999)	—	—	—	—	—	(121)	(121)	—	(121)
Shares repurchased related to employee stock-based compensation plans	—	—	(1,253,922)	(1,253,922)	—	—	—	—	—	(20)	(20)	—	(20)

Balance at September 30, 2012	7,300,000	534,327,480	(72,168,696)	462,158,784	$565	$107	$4,219	$(8)	$1,165	$(1,108)	$4,940	$6	$4,946

Balance at June 30, 2013	7,300,000	543,781,184	(107,592,332)	436,188,852	$565	$109	$4,355	$9	$2,195	$(1,804)	$5,429	$5	$5,434
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	260	—	260	—	260
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	259	—	259
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(65)	—	(65)	—	(65)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.50 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Issuance of common shares	—	326,789	—	326,789	—	—	8	—	—	—	8	—	8
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	8	—	—	—	8	—	8
Shares repurchased related to employee stock-based compensation plans	—	—	(251,570)	(251,570)	—	—	—	—	—	(9)	(9)	—	(9)

Balance at September 30, 2013	7,300,000	544,107,973	(107,843,902)	436,264,071	$565	$109	$4,373	$8	$2,385	$(1,813)	$5,627	$5	$5,632

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2011	7,300,000	529,075,322	(20,323,997)	508,751,325	$565	$106	$4,136	$(14)	$770	$(320)	$5,243	$8	$5,251
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	591	—	591	(2)	589
Other comprehensive income, net of tax	—	—	—	—	—	—	—	6	—	—	6	—	6

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	597	(2)	595
Cash dividends:
Common stock ($.375 per share)	—	—	—	—	—	—	—	—	(180)	—	(180)	—	(180)
Preferred stock, series A ($2.61 per share)	—	—	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Preferred stock, series B ($1.69 per share)	—	—	—	—	—	—	—	—	(7)	—	(7)	—	(7)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	5,252,158	—	5,252,158	—	1	47	—	—	—	48	—	48
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	(5)	—	—	—	(5)	—	(5)
Stock-based compensation expense	—	—	—	—	—	—	41	—	—	—	41	—	41
Common stock repurchased	—	—	(48,184,145)	(48,184,145)	—	—	—	—	—	(730)	(730)	—	(730)
Shares repurchased related to employee stock-based compensation plans	—	—	(3,660,554)	(3,660,554)	—	—	—	—	—	(58)	(58)	—	(58)

Balance at September 30, 2012	7,300,000	534,327,480	(72,168,696)	462,158,784	$565	$107	$4,219	$(8)	$1,165	$(1,108)	$4,940	$6	$4,946

Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	1,149	—	1,149	(1)	1,148
Other comprehensive income, net of tax	—	—	—	—	—	—	—	14	—	—	14	—	14

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	1,163	(1)	1,162
Cash dividends:
Common stock ($.45 per share)	—	—	—	—	—	—	—	—	(199)	—	(199)	—	(199)
Preferred stock, series A ($2.61 per share)	—	—	—	—	—	—	—	—	(9)	—	(9)	—	(9)
Preferred stock, series B ($1.51 per share)	—	—	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	8,600,008	—	8,600,008	—	2	92	—	—	—	94	—	94
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	7	—	—	—	7	—	7
Stock-based compensation expense	—	—	—	—	—	—	37	—	—	—	37	—	37
Common stock repurchased	—	—	(19,316,948)	(19,316,948)	—	—	—	—	—	(400)	(400)	—	(400)
Shares repurchased related to employee stock-based compensation plans	—	—	(5,616,933)	(5,616,933)	—	—	—	—	—	(119)	(119)	—	(119)

Balance at September 30, 2013	7,300,000	544,107,973	(107,843,902)	436,264,071	$565	$109	$4,373	$8	$2,385	$(1,813)	$5,627	$5	$5,632

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$1,148	$589
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(47)	2
Gains on sales of loans and investments	(307)	(1)
Gains on debt repurchases	(42)	(102)
Goodwill and acquired intangible asset impairment and amortization expense	10	13
Stock-based compensation expense	37	41
Unrealized (gains) losses on derivative and hedging activities	(384)	51
Provisions for loan losses	649	766
(Increase) decrease in restricted cash — other	(3)	5
(Increase) decrease in accrued interest receivable	(74)	204
Decrease in accrued interest payable	(61)	(55)
Decrease in other assets	545	403
(Decrease) increase in other liabilities	(85)	31

Cash provided by operating activities — continuing operations	1,386	1,947

Cash provided by (used in) operating activities — discontinued operations	46	(5)

Total net cash provided by operating activities	1,432	1,942

Investing activities
Student loans acquired and originated	(3,689)	(5,497)
Reduction of student loans:
Installment payments, claims and other	9,159	14,167
Proceeds from sales of student loans	707	428
Other investing activities, net	56	(101)
Purchases of available-for-sale securities	(44)	(39)
Proceeds from maturities of available-for-sale securities	28	56
Purchases of other securities	(288)	(182)
Proceeds from maturities of other securities	289	161
Decrease (increase) in restricted cash — variable interest entities	422	(609)

Total net cash provided by investing activities	6,640	8,384

Financing activities
Borrowings collateralized by loans in trust — issued	8,542	10,004
Borrowings collateralized by loans in trust — repaid	(10,815)	(11,565)
Asset-backed commercial paper conduits, net	4,341	140
ED Conduit Program facility, net	(9,551)	(8,960)
Other short-term borrowings issued	—	23
Other short-term borrowings repaid	—	(122)
Other long-term borrowings issued	2,712	3,769
Other long-term borrowings repaid	(2,343)	(2,952)
Other financing activities, net	(782)	224
Retail and other deposits, net	867	327
Common stock repurchased	(400)	(730)
Common stock dividends paid	(199)	(180)
Preferred stock dividends paid	(15)	(15)

Net cash used in financing activities	(7,643)	(10,037)

Net increase in cash and cash equivalents	429	289
Cash and cash equivalents at beginning of period	3,900	2,794

Cash and cash equivalents at end of period	$4,329	$3,083

Supplemental disclosures of cash flow information:
Cash disbursements made (refunds received) for:
Interest	$1,646	$1,913

Income taxes paid	$520	$416

Income taxes received	$(19)	$(5)

Noncash activity:
Investing activity — Student loans and other assets acquired	$—	$402

Student loans and other assets removed related to sale of Residual Interest in securitization	$(11,802)	$—

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$—	$425

Borrowings removed related to sale of Residual Interest in securitization	$(12,084)	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2013 and for the three and nine months ended

September 30, 2013 and 2012 is unaudited)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Definitions for certain capitalized terms used in this document can be found in the 2012 Form 10-K.

Consolidation

In the first six months of 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We will continue to service the student loans in the trusts under existing agreements. Prior to the sale of the Residual Interests, we had consolidated the trusts as VIEs because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust, we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interests we are no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trusts. As a result of these transactions, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from the balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” for the nine months ended September 30, 2013.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2012 to be consistent with classifications adopted for 2013, and had no effect on net income, total assets, or total liabilities.

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

Allowance for Loan Losses Metrics

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$133	$2,149	$35	$2,317
Total provision	12	195	—	207
Charge-offs(1)	(15)	(205)	(3)	(223)
Reclassification of interest reserve(2)	—	5	—	5

Ending balance	$130	$2,144	$32	$2,306

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,091	$24	$1,115
Ending balance: collectively evaluated for impairment	$130	$1,053	$8	$1,191
Loans:
Ending balance: individually evaluated for impairment	$—	$8,982	$49	$9,031
Ending balance: collectively evaluated for impairment	$105,422	$31,640	$91	$137,153
Charge-offs as a percentage of average loans in repayment (annualized)	.08%	2.57%	7.70%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.06%	2.48%	7.70%
Allowance as a percentage of the ending total loan balance	.12%	5.28%	22.90%
Allowance as a percentage of the ending loans in repayment	.17%	6.77%	22.90%
Allowance coverage of charge-offs (annualized)	2.2	2.6	2.8
Ending total loans(3)	$105,422	$40,622	$140
Average loans in repayment	$78,012	$31,630	$148
Ending loans in repayment	$77,618	$31,651	$140

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Three Months Ended September 30, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$173	$2,186	$59	$2,418
Total provision	18	252	—	270
Charge-offs(1)	(23)	(250)	(6)	(279)
Student loan sales	(2)	—	—	(2)
Reclassification of interest reserve(2)	—	8	—	8

Ending balance	$166	$2,196	$53	$2,415

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,056	$40	$1,096
Ending balance: collectively evaluated for impairment	$166	$1,140	$13	$1,319
Loans:
Ending balance: individually evaluated for impairment	$—	$7,099	$76	$7,175
Ending balance: collectively evaluated for impairment	$126,441	$33,012	$146	$159,599
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	3.23%	9.58%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	3.11%	9.58%
Allowance as a percentage of the ending total loan balance	.13%	5.48%	23.92%
Allowance as a percentage of the ending loans in repayment	.18%	7.09%	23.92%
Allowance coverage of charge-offs (annualized)	1.8	2.2	2.4
Ending total loans(3)	$126,441	$40,111	$222
Average loans in repayment	$90,898	$30,816	$231
Ending loans in repayment	$90,481	$30,972	$222

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	42	607	—	649
Charge-offs(1)	(57)	(649)	(15)	(721)
Student loan sales	(14)	—	—	(14)
Reclassification of interest reserve(2)	—	15	—	15

Ending balance	$130	$2,144	$32	$2,306

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,091	$24	$1,115
Ending balance: collectively evaluated for impairment	$130	$1,053	$8	$1,191
Loans:
Ending balance: individually evaluated for impairment	$—	$8,982	$49	$9,031
Ending balance: collectively evaluated for impairment	$105,422	$31,640	$91	$137,153
Charge-offs as a percentage of average loans in repayment (annualized)	.09%	2.74%	12.14%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.65%	12.14%
Allowance as a percentage of the ending total loan balance	.12%	5.28%	22.90%
Allowance as a percentage of the ending loans in repayment	.17%	6.77%	22.90%
Allowance coverage of charge-offs (annualized)	1.7	2.5	1.6
Ending total loans(3)	$105,422	$40,622	$140
Average loans in repayment	$82,196	$31,631	$163
Ending loans in repayment	$77,618	$31,651	$140

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

(3)	Ending total loans for Private Education Loans includes the receivable for partially charged-off loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Nine Months Ended September 30, 2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$187	$2,171	$69	$2,427
Total provision	54	712	—	766
Charge-offs(1)	(68)	(709)	(16)	(793)
Student loan sales	(7)	—	—	(7)
Reclassification of interest reserve(2)	—	22	—	22

Ending balance	$166	$2,196	$53	$2,415

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,056	$40	$1,096
Ending balance: collectively evaluated for impairment	$166	$1,140	$13	$1,319
Loans:
Ending balance: individually evaluated for impairment	$—	$7,099	$76	$7,175
Ending balance: collectively evaluated for impairment	$126,441	$33,012	$146	$159,599
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	3.10%	8.79%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.08%	2.97%	8.79%
Allowance as a percentage of the ending total loan balance	.13%	5.48%	23.92%
Allowance as a percentage of the ending loans in repayment	.18%	7.09%	23.92%
Allowance coverage of charge-offs (annualized)	1.8	2.3	2.5
Ending total loans(3)	$126,441	$40,111	$222
Average loans in repayment	$92,157	$30,577	$242
Ending loans in repayment	$90,481	$30,972	$222

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

	Private Education Loans Credit Quality Indicators
	September 30, 2013		December 31, 2012
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$36,353	93%	$35,347	92%
Non-Traditional(1)	2,947	7	3,207	8

Total	$39,300	100%	$38,554	100%

Cosigners:
With cosigner	$26,277	67%	$24,907	65%
Without cosigner	13,023	33	13,647	35

Total	$39,300	100%	$38,554	100%

Seasoning(2):
1-12 payments	$5,855	15%	$7,371	19%
13-24 payments	5,765	15	6,137	16
25-36 payments	6,227	16	6,037	16
37-48 payments	4,871	12	4,780	12
More than 48 payments	10,041	25	8,325	22
Not yet in repayment	6,541	17	5,904	15

Total	$39,300	100%	$38,554	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	September 30, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$14,613		$17,702
Loans in forbearance(2)	13,191		15,902
Loans in repayment and percentage of each status:
Loans current	64,144	82.6%	75,499	83.2%
Loans delinquent 31-60 days(3)	3,798	4.9	4,710	5.2
Loans delinquent 61-90 days(3)	2,734	3.5	2,788	3.1
Loans delinquent greater than 90 days(3)	6,942	9.0	7,734	8.5

Total FFELP Loans in repayment	77,618	100%	90,731	100%

Total FFELP Loans, gross	105,422		124,335
FFELP Loan unamortized premium	1,058		1,436

Total FFELP Loans	106,480		125,771
FFELP Loan allowance for losses	(130)		(159)

FFELP Loans, net	$106,350		$125,612

Percentage of FFELP Loans in repayment		73.6%		73.0%

Delinquencies as a percentage of FFELP Loans in repayment		17.4%		16.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.5%		14.9%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested and qualify for other permitted program deferments such as military, unemployment, or economic hardships.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making full payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	September 30, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,112		$5,421
Loans in forbearance(2)	971		996
Loans in repayment and percentage of each status:
Loans current	27,015	92.3%	26,597	91.9%
Loans delinquent 31-60 days(3)	812	2.8	837	2.9
Loans delinquent 61-90 days(3)	519	1.7	375	1.3
Loans delinquent greater than 90 days(3)	924	3.2	1,121	3.9

Total traditional loans in repayment	29,270	100%	28,930	100%

Total traditional loans, gross	36,353		35,347
Traditional loans unamortized discount	(650)		(713)

Total traditional loans	35,703		34,634
Traditional loans receivable for partially charged-off loans	798		797
Traditional loans allowance for losses	(1,611)		(1,637)

Traditional loans, net	$34,890		$33,794

Percentage of traditional loans in repayment		80.5%		81.9%

Delinquencies as a percentage of traditional loans in repayment		7.7%		8.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.2%		3.3%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	September 30, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$429		$483
Loans in forbearance(2)	137		140
Loans in repayment and percentage of each status:
Loans current	1,841	77.3%	1,978	76.5%
Loans delinquent 31-60 days(3)	154	6.5	175	6.8
Loans delinquent 61-90 days(3)	122	5.1	106	4.1
Loans delinquent greater than 90 days(3)	264	11.1	325	12.6

Total non-traditional loans in repayment	2,381	100%	2,584	100%

Total non-traditional loans, gross	2,947		3,207
Non-traditional loans unamortized discount	(76)		(83)

Total non-traditional loans	2,871		3,124
Non-traditional loans receivable for partially charged-off loans	524		550
Non-traditional loans allowance for losses	(533)		(534)

Non-traditional loans, net	$2,862		$3,140

Percentage of non-traditional loans in repayment		80.8%		80.6%

Delinquencies as a percentage of non-traditional loans in repayment		22.7%		23.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.4%		5.1%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. Our allowance for loan losses takes into account these potential recovery uncertainties. In the third quarter of

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

2013 we increased our allowance related to these potential recovery shortfalls by approximately $112 million. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $329 million and $187 million in allowance for Private Education Loan losses at September 30, 2013 and 2012, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Receivable at beginning of period	$1,334	$1,277	$1,347	$1,241
Expected future recoveries of current period defaults(1)	68	86	216	237
Recoveries(2)	(55)	(45)	(177)	(139)
Charge-offs(3)	(25)	(15)	(64)	(36)

Receivable at end of period	1,322	1,303	1,322	1,303
Allowance for estimated recovery shortfalls(4)	(329)	(187)	(329)	(187)

Net receivable at end of period	$993	$1,116	$993	$1,116

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of September 30, 2013 and 2012, respectively.

Troubled Debt Restructurings (“TDRs”)

We modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either cumulative forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Forbearance provides customers the ability to defer payments for a period of time, but does not result in the forgiveness of any principal or interest. While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. At September 30, 2013 and December 31, 2012, the percentage of loans granted forbearance that have migrated to a TDR classification due to the extension of the original forbearance period was 43 percent for each period. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of September 30, 2013 and December 31, 2012 was $1.5 billion and $1.0 billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

At September 30, 2013 and December 31, 2012, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
September 30, 2013
Private Education Loans — Traditional	$7,251	$7,307	$830
Private Education Loans — Non-Traditional	1,423	1,424	261

Total	$8,674	$8,731	$1,091

December 31, 2012
Private Education Loans — Traditional	$5,999	$6,074	$844
Private Education Loans — Non-Traditional	1,295	1,303	282

Total	$7,294	$7,377	$1,126

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended September 30,
	2013		2012
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$7,246	$108	$5,481	$87
Private Education Loans — Non-Traditional	1,477	29	1,274	27

Total	$8,723	$137	$6,755	$114

	Nine Months Ended September 30,
	2013		2012
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$6,768	$304	$5,010	$241
Private Education Loans — Non-Traditional	1,420	83	1,197	78

Total	$8,188	$387	$6,207	$319

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	September 30, 2013		December 31, 2012
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$789		$574
Loans in forbearance(2)	768		544
Loans in repayment and percentage of each status:
Loans current	5,384	75.1%	4,619	73.8%
Loans delinquent 31-60 days(3)	555	7.7	478	7.6
Loans delinquent 61-90 days(3)	408	5.7	254	4.1
Loans delinquent greater than 90 days(3)	827	11.5	908	14.5

Total TDR loans in repayment	7,174	100%	6,259	100%

Total TDR loans, gross	$8,731		$7,377

(1)	Deferment includes loans for customers who have returned to school and are not currently required to make payments on their loans.

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

	Three Months Ended September 30,
	2013			2012
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$651	$88	$168	$573	$96	$332
Private Education Loans — Non-Traditional	94	32	48	101	37	97

Total	$745	$120	$216	$674	$133	$429

	Nine Months Ended September 30,
	2013			2012
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$1,686	$269	$547	$1,783	$244	$1,111
Private Education Loans — Non-Traditional	259	97	150	346	99	350

Total	$1,945	$366	$697	$2,129	$343	$1,461

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Allowance for Loan Losses (Continued)

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2013
Private Education Loans — Traditional	$940	$33	$46
Private Education Loans — Non-Traditional	97	13	21

Total	$1,037	$46	$67

December 31, 2012
Private Education Loans — Traditional	$798	$39	$45
Private Education Loans — Non-Traditional	106	16	22

Total	$904	$55	$67

3.	Borrowings

The following table summarizes our borrowings.

	September 30, 2013			December 31, 2012
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$3,201	$15,509	$18,710	$2,319	$15,446	$17,765
Bank deposits	5,732	1,896	7,628	4,226	3,088	7,314
Other(1)	806	—	806	1,609	—	1,609

Total unsecured borrowings	9,739	17,405	27,144	8,154	18,534	26,688

Secured borrowings:
FFELP Loan securitizations	—	91,690	91,690	—	105,525	105,525
Private Education Loan securitizations	—	19,434	19,434	—	19,656	19,656
FFELP Loans — other facilities	5,794	5,394	11,188	11,651	4,827	16,478
Private Education Loans — other facilities	—	878	878	—	1,070	1,070

Total secured borrowings	5,794	117,396	123,190	11,651	131,078	142,729

Total before hedge accounting adjustments	15,533	134,801	150,334	19,805	149,612	169,417
Hedge accounting adjustments	39	2,143	2,182	51	2,789	2,840

Total	$15,572	$136,944	$152,516	$19,856	$152,401	$172,257

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (Continued)

Secured Borrowings

The tables below summarize all of our financing entities that are VIEs which we consolidate as a result of being the entities’ primary beneficiary. As such, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs:

	September 30, 2013
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$91,690	$91,690	$92,865	$3,538	$715	$97,118
Private Education Loan securitizations	—	19,434	19,434	24,413	337	575	25,325
FFELP Loans — other facilities	4,678	3,777	8,455	8,762	151	108	9,021
Private Education Loans — other facilities	—	878	878	1,605	18	31	1,654

Total before hedge accounting adjustments	4,678	115,779	120,457	127,645	4,044	1,429	133,118
Hedge accounting adjustments	—	1,189	1,189	—	—	951	951

Total	$4,678	$116,968	$121,646	$127,645	$4,044	$2,380	$134,069

	December 31, 2012
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$105,525	$105,525	$107,009	$3,652	$608	$111,269
Private Education Loan securitizations	—	19,656	19,656	24,618	385	545	25,548
FFELP Loans — other facilities	9,551	4,154	13,705	14,050	487	197	14,734
Private Education Loans — other facilities	—	1,070	1,070	1,454	302	33	1,789

Total before hedge accounting adjustments	9,551	130,405	139,956	147,131	4,826	1,383	153,340
Hedge accounting adjustments	—	1,113	1,113	—	—	929	929

Total	$9,551	$131,518	$141,069	$147,131	$4,826	$2,312	$154,269

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (Continued)

Securitizations

The following table summarizes the securitization transactions that occurred during the year ended December 31, 2012 and the nine months ended September 30, 2013.

(Dollars in millions)				AAA-rated bonds
Issue	Date Issued	Total Issued		Weighted Average Interest Rate	Weighted Average Life
FFELP:
2012-1	January 2012	$765		1 month LIBOR plus 0.91%	4.6 years
2012-2	March 2012	824		1 month LIBOR plus 0.70%	4.7 years
2012-3	May 2012	1,252		1 month LIBOR plus 0.65%	4.6 years
2012-4	June 2012	1,491	(1)	1 month LIBOR plus 1.10%	8.2 years
2011-3	July 2012	24		N/A (Retained B Notes sold)
2012-4	July 2012	45		N/A (Retained B Notes sold)
2012-5	July 2012	1,252		1 month LIBOR plus 0.67%	4.5 years
2012-6	September 2012	1,249		1 month LIBOR plus 0.62%	4.6 years
2012-7	November 2012	1,251		1 month LIBOR plus 0.55%	4.5 years
2012-8	December 2012	1,527		1 month LIBOR plus 0.90%	7.8 years

Total bonds issued in 2012		$9,680

Total loan amount securitized in 2012		$9,565

2013-1	February 2013	$1,249		1 month LIBOR plus 0.46%	4.3 years
2013-2	April 2013	1,246		1 month LIBOR plus 0.45%	4.4 years
2013-3	June 2013	1,246		1 month LIBOR plus 0.54%	4.5 years
2013-4	August 2013	747		1 month LIBOR plus 0.55%	4.4 years
2013-5	September 2013	996		1 month LIBOR plus 0.64%	4.6 years

Total bonds issued in nine months ended September 30, 2013		$5,484

Total loan amount securitized in nine months ended September 30, 2013		$5,496

Private Education:
2012-A	February 2012	$547		1 month LIBOR plus 2.17%	3.0 years
2012-B	April 2012	891		1 month LIBOR plus 2.12%	2.9 years
2012-C	May 2012	1,135		1 month LIBOR plus 1.77%	2.6 years
2012-D	July 2012	640		1 month LIBOR plus 1.69%	2.5 years
2012-E	October 2012	976		1 month LIBOR plus 1.22%	2.6 years

Total bonds issued in 2012		$4,189

Total loan amount securitized in 2012		$5,557

2013-R1	January 2013	$254		1 month LIBOR plus 1.75%	6.3 years
2013-A	March 2013	1,108		1 month LIBOR plus 0.81%	2.6 years
2013-B	May 2013	1,135		1 month LIBOR plus 0.89%	2.7 years
2013-C	September 2013	624		1 month LIBOR plus 1.21%	3.1 years

Total bonds issued in nine months ended September 30, 2013		$3,121

Total loan amount securitized in nine months ended September 30, 2013		$3,387

(1)	Total size excludes subordinated tranche that was retained at issuance totaling $45 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Borrowings (Continued)

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

Additional, Recent Borrowing-Related Transactions

Senior Unsecured Debt

On January 28, 2013 and September 20, 2013, we issued $1.5 billion and $1.25 billion of senior unsecured bonds, respectively.

FFELP ABCP Facility

On June 10, 2013, we closed on a new $6.8 billion asset-backed commercial paper (“ABCP”) credit facility that matures in June 2014 to facilitate the term securitization of FFELP Loans. The facility was used in June 2013 to refinance all of the FFELP Loans previously financed through the U.S. Department of Education’s (“ED”) Conduit Program. The facility cannot be used to borrow any additional amounts. As a result, we ended our participation in the ED Conduit Program.

The cost of borrowing under the facility is the yield rate (either 30-day LIBOR daily average or commercial paper issuance cost) plus 0.50 percent, excluding up-front-commitment fees. Failure to pay off the facility on the maturity date would result in a 90-day extension of the facility with the interest rate increasing from LIBOR plus 0.75 percent to LIBOR plus 1.50 percent over that period. If, at the end of that period the facility has not been repaid, a default rate of LIBOR plus 3.00 percent would be payable until either the notes are repaid in full or the collateral is foreclosed upon. This default rate would also be triggered by the occurrence of a termination event. The facility is subject to termination under certain circumstances. Our borrowings under the facility are non-recourse. As of September 30, 2013, there was $4.7 billion outstanding under the facility. The book basis of the assets securing the facility as of September 30, 2013 was $4.9 billion.

Private Education Loan Facility

On July 17, 2013, we closed on a $1.1 billion asset-backed borrowing facility that matures on August 15, 2015. The facility was used to fund the call and redemption of our SLM 2009-D Private Education Loan Trust ABS, which occurred on August 15, 2013. The cost of borrowing under the facility is commercial paper issuance cost plus 0.75 percent, excluding up-front commitment fees. If outstanding borrowings under the facility exceed $825 million after July 15, 2014 and $550 million after January 15, 2015, the cost of borrowing increases to commercial paper issuance cost plus 1.50 percent. Failure to pay off the facility on the maturity date would result in the interest rate increasing to LIBOR plus 3.00 percent until the notes are repaid in full or the collateral is foreclosed upon. Our borrowings under the facility are non-recourse. As of September 30, 2013, there was $878 million outstanding under the facility. The book basis of the assets securing the facility as of September 30, 2013 was $1.7 billion.

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

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2013 and December 31, 2012, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2013 and 2012.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$16	$—	$881	$1,396	$69	$150	$966	$1,546
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	1,163	1,165	1	70	1,164	1,235
Other(2)	Interest rate	—	—	—	—	3	4	3	4

Total derivative assets(3)		16	—	2,044	2,561	73	224	2,133	2,785
Derivative Liabilities:
Interest rate swaps	Interest rate	(1)	(11)	(98)	(1)	(202)	(197)	(301)	(209)
Floor Income Contracts	Interest rate	—	—	—	—	(1,564)	(2,154)	(1,564)	(2,154)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(175)	(136)	(7)	—	(182)	(136)
Other(2)	Interest rate	—	—	—	—	(21)	—	(21)	—

Total derivative liabilities(3)		(1)	(11)	(273)	(137)	(1,794)	(2,351)	(2,068)	(2,499)

Net total derivatives		$15	$(11)	$1,771	$2,424	$(1,721)	$(2,127)	$65	$286

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Gross position	$2,133	$2,785	$(2,068)	$(2,499)
Impact of master netting agreements	(404)	(544)	404	544

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,729	2,241	(1,664)	(1,955)
Cash collateral (held) pledged	(804)	(1,423)	872	973

Net position	$925	$818	$(792)	$(982)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at September 30, 2013 and December 31, 2012 by $111 million and $111 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at September 30, 2013 and December 31, 2012 by $89 million and $107 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012	Sept. 30, 2013	Dec. 31, 2012
Notional Values:
Interest rate swaps	$0.5	$0.7	$16.7	$15.8	$48.0	$56.9	$65.2	$73.4
Floor Income Contracts	—	—	—	—	31.8	51.6	31.8	51.6
Cross-currency interest rate swaps	—	—	11.7	13.7	0.3	0.3	12.0	14.0
Other(1)	—	—	—	—	3.3	1.4	3.3	1.4

Total derivatives	$0.5	$0.7	$28.4	$29.5	$83.4	$110.2	$112.3	$140.4

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility and back to back private credit floors.

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Fair Value Hedges:
Interest rate swaps	$(36)	$20	$103	$111	$33	$(33)	$100	$98
Cross-currency interest rate swaps	482	203	29	37	(531)	(239)	(20)	1

Total fair value derivatives	446	223	132	148	(498)	(272)	80	99
Cash Flow Hedges:
Interest rate swaps	—	—	(1)	(6)	—	—	(1)	(6)

Total cash flow derivatives	—	—	(1)	(6)	—	—	(1)	(6)
Trading:
Interest rate swaps	(8)	(6)	21	24	—	—	13	18
Floor Income Contracts	115	(12)	(201)	(206)	—	—	(86)	(218)
Cross-currency interest rate swaps	3	14	—	2	—	—	3	16
Other	(4)	—	(1)	—	—	—	(5)	—

Total trading derivatives	106	(4)	(181)	(180)	—	—	(75)	(184)

Total	552	219	(50)	(38)	(498)	(272)	4	(91)
Less: realized gains (losses) recorded in interest expense	—	—	131	142	—	—	131	142

Gains (losses) on derivative and hedging activities, net	$552	$219	$(181)	$(180)	$(498)	$(272)	$(127)	$(233)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

	Nine Months Ended September 30,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Fair Value Hedges:
Interest rate swaps	$(613)	$66	$317	$339	$671	$(98)	$375	$307
Cross-currency interest rate swaps	(40)	(260)	76	139	(58)	126	(22)	5

Total fair value derivatives	(653)	(194)	393	478	613	28	353	312
Cash Flow Hedges:
Interest rate swaps	—	(1)	(6)	(21)	—	—	(6)	(22)

Total cash flow derivatives	—	(1)	(6)	(21)	—	—	(6)	(22)
Trading:
Interest rate swaps	(85)	(55)	58	91	—	—	(27)	36
Floor Income Contracts	601	174	(612)	(643)	—	—	(11)	(469)
Cross-currency interest rate swaps	(76)	(9)	31	5	—	—	(45)	(4)
Other	(16)	5	(1)	(1)	—	—	(17)	4

Total trading derivatives	424	115	(524)	(548)	—	—	(100)	(433)

Total	(229)	(80)	(137)	(91)	613	28	247	(143)
Less: realized gains (losses) recorded in interest expense	—	—	387	457	—	—	387	457

Gains (losses) on derivative and hedging activities, net	$(229)	$(80)	$(524)	$(548)	$613	$28	$(140)	$(600)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	September 30, 2013	December 31, 2012
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$804	$1,423
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	555	613

Total collateral held	$1,359	$2,036

Derivative asset at fair value including accrued interest	$1,946	$2,570

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$872	$973

Total collateral pledged	$872	$973

Derivative liability at fair value including accrued interest and premium receivable	$1,072	$1,204

(1)	At September 30, 2013 and December 31, 2012, $0 and $9 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $883 million with our counterparties. Further downgrades would not result in any additional

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Derivative Financial Instruments (Continued)

collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $203 million and have posted $196 million of collateral to these counterparties. If the credit contingent feature was triggered for these two counterparties and the counterparties exercised their right to terminate, we would be required to deliver additional assets of $7 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

5.	Other Assets

The following table provides the detail of our other assets.

	September 30, 2013		December 31, 2012
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$2,167	29%	$2,147	26%
Derivatives at fair value	1,729	23	2,241	27
Income tax asset, net current and deferred	1,344	18	1,478	18
Accounts receivable	873	12	1,111	13
Benefit and insurance-related investments	477	6	474	6
Fixed assets, net	240	3	215	3
Other loans, net	108	1	137	2
Other	482	8	470	5

Total	$7,420	100%	$8,273	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At September 30, 2013 and December 31, 2012, these balances included $1.8 billion and $2.4 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of September 30, 2013 and December 31, 2012, the cumulative mark-to-market adjustment to the hedged debt was $(2.2) billion and $(2.8) billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Common shares repurchased(1)	—	7,643,999	19,316,948	48,184,145
Average purchase price per share(2)	$—	$15.81	$20.72	$15.16

Shares repurchased related to employee stock-based compensation plans(3)	251,570	1,253,922	5,616,933	3,660,554
Average purchase price per share	$24.73	$16.13	$21.23	$15.56

Common shares issued(4)	326,789	1,654,506	8,600,008	5,252,158

(1)	Common shares purchased under our share repurchase program, of which $400 million remained available as of September 30, 2013.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2013 was $24.90.

Dividend and Share Repurchase Program

In the third quarter 2013, we paid a common stock dividend of $0.15 per common share.

In July 2013, the Company authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date. There were no share repurchases in the third-quarter 2013. We repurchased an aggregate of 19 million shares for $400 million in the six months ended June 30, 2013, fully utilizing the Company’s February 2013 share repurchase program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Numerator:
Net income attributable to SLM Corporation	$260	$188	$1,149	$591
Preferred stock dividends	5	5	15	15

Net income attributable to SLM Corporation common stock	$255	$183	$1,134	$576

Denominator:
Weighted average shares used to compute basic EPS	436	464	442	483
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	9	7	8	7

Dilutive potential common shares(2)	9	7	8	7

Weighted average shares used to compute diluted EPS	445	471	450	490

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.56	$.39	$2.46	$1.19
Discontinued operations	.02	—	.10	—

Total	$.58	$.39	$2.56	$1.19

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.55	$.39	$2.42	$1.18
Discontinued operations	.02	—	.10	—

Total	$.57	$.39	$2.52	$1.18

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the three months ended September 30, 2013 and 2012, securities covering approximately 3 million and 10 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2013 and 2012, securities covering approximately 4 million and 13 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the three and nine months ended September 30, 2013, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2013				December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$77	$—	$77	$—	$63	$—	$63
Guaranteed investment contracts	—	8	—	8	—	9	—	9
Other	—	8	—	8	—	9	—	9

Total available-for-sale investments	—	93	—	93	—	81	—	81
Derivative instruments:(1)
Interest rate swaps	—	917	49	966	—	1,444	102	1,546
Cross-currency interest rate swaps	—	32	1,132	1,164	—	48	1,187	1,235
Other	—	—	3	3	—	—	4	4

Total derivative assets(3)	—	949	1,184	2,133	—	1,492	1,293	2,785

Total	$—	$1,042	$1,184	$2,226	$—	$1,573	$1,293	$2,866

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(164)	$(137)	$(301)	$—	$(34)	$(175)	$(209)
Floor Income Contracts	—	(1,564)	—	(1,564)	—	(2,154)	—	(2,154)
Cross-currency interest rate swaps	—	(11)	(171)	(182)	—	(2)	(134)	(136)
Other	—	—	(21)	(21)	—	—	—	—

Total derivative liabilities(3)	—	(1,739)	(329)	(2,068)	—	(2,190)	(309)	(2,499)

Total	$—	$(1,739)	$(329)	$(2,068)	$—	$(2,190)	$(309)	$(2,499)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

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

	Three Months Ended September 30,
	2013				2012
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(88)	$486	$(15)	$383	$(83)	$620	$5	$542
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	10	499	(5)	504	19	251	—	270
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(10)	(24)	2	(32)	(4)	(28)	—	(32)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(88)	$961	$(18)	$855	$(68)	$843	$5	$780

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$8	$475	$(4)	$479	$15	$224	$(1)	$238

	Nine Months Ended September 30,
	2013				2012
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(73)	$1,053	$4	$984	$(40)	$1,021	$1	$982
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	6	—	(18)	(12)	(3)	(73)	4	(72)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	(21)	(92)	(4)	(117)	(25)	(105)	—	(130)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(88)	$961	$(18)	$855	$(68)	$843	$5	$780

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(3)	$45	$(16)	$26	$(26)	$(178)	$5	$(199)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Gains (losses) on derivative and hedging activities, net	$480	$245	$(73)	$(172)
Interest expense	24	25	61	100

Total	$504	$270	$(12)	$(72)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at September 30, 2013	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/ LIBOR basis swaps	$41	Discounted cash flow	Bid/ask adjustment to discount rate	0.05% — 0.05% (0.05%)

Prime/LIBOR basis swaps	(129)	Discounted cash flow	Constant prepayment rate	4.3%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)
Cross-currency interest rate swaps	961	Discounted cash flow	Constant prepayment rate	2.6%
Other	(18)

Total	$855

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2013			December 31, 2012
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$105,809	$106,350	$(541)	$125,042	$125,612	$(570)
Private Education Loans	37,625	37,752	(127)	36,081	36,934	(853)
Cash and investments(1)	9,612	9,612	—	9,994	9,994	—

Total earning assets	153,046	153,714	(668)	171,117	172,540	(1,423)

Interest-bearing liabilities
Short-term borrowings	15,588	15,572	(16)	19,861	19,856	(5)
Long-term borrowings	133,102	136,944	3,842	146,210	152,401	6,191

Total interest-bearing liabilities	148,690	152,516	3,826	166,071	172,257	6,186

Derivative financial instruments
Floor Income Contracts	(1,564)	(1,564)	—	(2,154)	(2,154)	—
Interest rate swaps	665	665	—	1,337	1,337	—
Cross-currency interest rate swaps	982	982	—	1,099	1,099	—
Other	(18)	(18)	—	4	4	—

Excess of net asset fair value over carrying value			$3,158			$4,763

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $94 million and $78 million at September 30, 2013 and December 31, 2012, respectively, versus a fair value of $93 million and $81 million at September 30, 2013 and December 31, 2012, respectively.

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

At the time of this filing, Sallie Mae Bank (the “Bank”) remains subject to a cease and desist order originally issued in August 2008 by the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”). In July 2013, the FDIC notified the Bank that it plans to replace the existing cease and desist order with a new formal enforcement action that will more specifically address certain cited violations of Section 5 of the Federal Trade Commission Act, including with respect to the Servicemembers Civil Relief Act (“SCRA”), and the Equal Credit Opportunity Act (“ECOA”) and its implementing regulation, Regulation B, which will likely include civil money penalties and restitution. The Bank has been notified by the UDFI that it does not intend to join the FDIC in issuing the new enforcement action.

With respect to the alleged civil violations of Section 5 of the Federal Trade Commission Act relating to the SCRA, we are also in discussions with the Department of Justice (“DOJ”), as the agency having primary authority for enforcement of SCRA matters, regarding settlement, remediation and a comprehensive restitution plan. In September 2013, we also received a Civil Investigative Demand from the Consumer Financial Protection Bureau (“CFPB”) as part of its separate investigation regarding allegations relating to our existing payment allocation practices and procedures, the same as those previously raised by the FDIC.

We have made and continue to make changes to the Bank’s oversight of significant activities performed outside the Bank by Company affiliates and to our business practices in order to comply with all applicable laws and regulations and the terms of any cease and desist orders, including in connection with our pursuit of a strategic plan to separate our existing organization into two publicly traded companies. We are cooperating fully with the FDIC, DOJ and CFPB in response to their investigations and requests for information and are in active discussions with each with respect to any potential actions to be taken against us. We could be required to, or otherwise determine to, make further changes to the business practices and products of the Bank and our other affiliates to respond to regulatory concerns. At the time of the filing, it is not possible to estimate a range of potential exposure, if any, to amounts that may be payable or costs that must be incurred to comply with the terms of any order.

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	September 30, 2013	December 31, 2012
Private Education Loans, net	$37,752	$36,934
Cash and investments(1)	2,268	2,731
Other	3,599	3,275

Total assets	$43,619	$42,940

(1)	Includes restricted cash and investments.

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing, loan default aversion and defaulted loan collection services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (Continued)

On September 25, 2013, we announced the sale of our 529 college savings plan administration business. Upon the transaction’s closing, which is anticipated to occur in the fourth-quarter 2013, we will recognize a gain of approximately $0.14 per diluted share. Due to the pending sale, the results of this business were moved to discontinued operations for all periods presented.

At September 30, 2013 and December 31, 2012, the Business Services segment had total assets of $826 million and $867 million, respectively.

FFELP Loans Segment

Our FFELP Loans segment consists of our $106.3 billion FFELP Loan portfolio at September 30, 2013 and underlying debt and capital funding these loans. FFELP Loans are no longer originated but we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes.

The following table includes asset information for our FFELP Loans segment.

(Dollars in millions)	September 30, 2013	December 31, 2012
FFELP Loans, net	$106,350	$125,612
Cash and investments(1)	5,025	5,766
Other	3,114	4,286

Total assets	$114,489	$135,664

(1)	Includes restricted cash and investments.

Other Segment

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment

At September 30, 2013 and December 31, 2012, the Other segment had total assets of $2.6 billion and $1.8 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$635	$—	$574	$—	$—	$1,209	$201	$(77)	$124	$1,333
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	1	2	1	(1)	4	—	—	—	4

Total interest income	636	1	576	4	(1)	1,216	201	(77)	124	1,340
Total interest expense	203	—	313	13	(1)	528	12	1 (4)	13	541

Net interest income (loss)	433	1	263	(9)	—	688	189	(78)	111	799
Less: provisions for loan losses	195	—	12	—	—	207	—	—	—	207

Net interest income (loss) after provisions for loan losses	238	1	251	(9)	—	481	189	(78)	111	592
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	11	174	21	—	(123)	83	—	—	—	83
Contingency revenue	—	104	—	—	—	104	—	—	—	104
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	6	—	6	—	12	(189)	59 (5)	(130)	(118)

Total other income (loss)	11	284	21	6	(123)	199	(189)	59	(130)	69
Expenses:
Direct operating expenses	85	103	129	4	(123)	198	—	—	—	198
Overhead expenses	—	—	—	59	—	59	—	—	—	59

Operating expenses	85	103	129	63	(123)	257	—	—	—	257
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	12	—	12	—	—	—	12

Total expenses	85	103	129	75	(123)	269	—	4	4	273

Income (loss) from continuing operations, before income tax expense (benefit)	164	182	143	(78)	—	411	—	(23)	(23)	388
Income tax expense (benefit)(3)	59	66	51	(28)	—	148	—	(12)	(12)	136

Net income (loss) from continuing operations	105	116	92	(50)	—	263	—	(11)	(11)	252
Income from discontinued operations, net of tax expense	—	8	—	—	—	8	—	—	—	8

Net income (loss)	105	124	92	(50)	—	271	—	(11)	(11)	260
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to SLM Corporation	$105	$124	$92	$(50)	$—	$271	$—	$(11)	$(11)	$260

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$111	$—	$111
Total other loss	(130)	—	(130)
Goodwill and acquired intangible asset impairment and amortization	—	4	4

“Core Earnings” adjustments to GAAP	$(19)	$(4)	(23)

Income tax benefit			(12)

Net loss			$(11)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(4) million of “other derivative accounting adjustments.”

(5)	Represents the $62 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(4) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (Continued)

	Three Months Ended September 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$615	$—	$712	$—	$—	$1,327	$206	$(78)		$128	$1,455
Other loans	—	—	—	4	—	4	—	—		—	4
Cash and investments	2	2	3	—	(2)	5	—	—		—	5

Total interest income	617	2	715	4	(2)	1,336	206	(78)		128	1,464
Total interest expense	209	—	399	12	(2)	618	26	1	(4)	27	645

Net interest income (loss)	408	2	316	(8)	—	718	180	(79)		101	819
Less: provisions for loan losses	252	—	18	—	—	270	—	—		—	270

Net interest income (loss) after provisions for loan losses	156	2	298	(8)	—	448	180	(79)		101	549
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—		—	—
Servicing revenue	12	201	22	—	(164)	71	—	—		—	71
Contingency revenue	—	85	—	—	—	85	—	—		—	85
Gains on debt repurchases	—	—	—	44	—	44	—	—		—	44
Other income (loss)	—	7	—	3	—	10	(180)	(61	)(5)	(241)	(231)

Total other income (loss)	12	293	22	47	(164)	210	(180)	(61)		(241)	(31)
Expenses:
Direct operating expenses	68	88	171	3	(164)	166	—	—		—	166
Overhead expenses	—	—	—	54	—	54	—	—		—	54

Operating expenses	68	88	171	57	(164)	220	—	—		—	220
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	5		5	5
Restructuring and other reorganization expenses	1	—	—	1	—	2	—	—		—	2

Total expenses	69	88	171	58	(164)	222	—	5		5	227

Income (loss) from continuing operations, before income tax expense (benefit)	99	207	149	(19)	—	436	—	(145)		(145)	291
Income tax expense (benefit)(3)	36	76	55	(7)	—	160	—	(56)		(56)	104

Net income (loss) from continuing operations	63	131	94	(12)	—	276	—	(89)		(89)	187
Income (loss) from discontinued operations, net of tax expense (benefit)	(1)	1	—	—	—	—	—	—		—	—

Net income (loss)	62	132	94	(12)	—	276	—	(89)		(89)	187
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$62	$133	$94	$(12)	$—	$277	$—	$(89)		$(89)	$188

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$101	$—	$101
Total other loss	(241)	—	(241)
Goodwill and acquired intangible asset impairment and amortization	—	5	5

“Core Earnings” adjustments to GAAP	$(140)	$(5)	(145)

Income tax benefit			(56)

Net loss			$(89)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(9) million of “other derivative accounting adjustments.”

(5)	Represents the $(53) million of “unrealized gains (losses) on derivative and hedging activities, net” as well as the remaining portion of the $(9) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,884	$—	$1,755	$—	$—	$3,639	$612	$(229)		$383	$4,022
Other loans	—	—	—	9	—	9	—	—		—	9
Cash and investments	5	4	5	3	(4)	13	—	—		—	13

Total interest income	1,889	4	1,760	12	(4)	3,661	612	(229)		383	4,044
Total interest expense	613	—	978	36	(4)	1,623	44	(1	)(4)	43	1,666

Net interest income (loss)	1,276	4	782	(24)	—	2,038	568	(228)		340	2,378
Less: provisions for loan losses	607	—	42	—	—	649	—	—		—	649

Net interest income (loss) after provisions for loan losses	669	4	740	(24)	—	1,389	568	(228)		340	1,729
Other income (loss):
Gains (losses) on sales of loans and investments	—	—	312	(5)	—	307	—	—		—	307
Servicing revenue	31	541	60	—	(409)	223	—	—		—	223
Contingency revenue	—	312	—	—	—	312	—	—		—	312
Gains on debt repurchases	—	—	—	48	—	48	(6)	—		(6)	42
Other income (loss)	—	20	—	6	—	26	(562)	462	(5)	(100)	(74)

Total other income (loss)	31	873	372	49	(409)	916	(568)	462		(106)	810
Expenses:
Direct operating expenses	228	299	430	9	(409)	557	—	—		—	557
Overhead expenses	—	—	—	180	—	180	—	—		—	180

Operating expenses	228	299	430	189	(409)	737	—	—		—	737
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	10		10	10
Restructuring and other reorganization expenses	2	1	—	43	—	46	—	—		—	46

Total expenses	230	300	430	232	(409)	783	—	10		10	793

Income (loss) from continuing operations, before income tax expense (benefit)	470	577	682	(207)	—	1,522	—	224		224	1,746
Income tax expense (benefit)(3)	171	211	249	(75)	—	556	—	89		89	645

Net income (loss) from continuing operations	299	366	433	(132)	—	966	—	135		135	1,101
Income (loss) from discontinued operations, net of tax expense (benefit)	(1)	49	—	—	—	48	—	(1)		(1)	47

Net income (loss)	298	415	433	(132)	—	1,014	—	134		134	1,148
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$298	$416	$433	$(132)	$—	$1,015	$—	$134		$134	$1,149

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$340	$—	$340
Total other loss	(106)	—	(106)
Goodwill and acquired intangible asset impairment and amortization	—	10	10

“Core Earnings” adjustments to GAAP	$234	$(10)	224

Income tax expense			89
Loss from discontinued operations, net of tax benefit			(1)

Net income			$134

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $41 million of “other derivative accounting adjustments.”

(5)	Represents the $422 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $41 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,856	$—	$2,090	$—	$—	$3,946	$643	$(274)		$369	$4,315
Other loans	—	—	—	13	—	13	—	—		—	13
Cash and investments	6	5	10	—	(5)	16	—	—		—	16

Total interest income	1,862	5	2,100	13	(5)	3,975	643	(274)		369	4,344
Total interest expense	616	—	1,233	26	(5)	1,870	95	3	(4)	98	1,968

Net interest income (loss)	1,246	5	867	(13)	—	2,105	548	(277)		271	2,376
Less: provisions for loan losses	712	—	54	—	—	766	—	—		—	766

Net interest income (loss) after provisions for loan losses	534	5	813	(13)	—	1,339	548	(277)		271	1,610
Other income (loss):
Gains on sales of loans and investments	—	—	—	1	—	1	—	—		—	1
Servicing revenue	36	619	68	1	(512)	212	—	—		—	212
Contingency revenue	—	261	—	—	—	261	—	—		—	261
Gains on debt repurchases	—	—	—	102	—	102	—	—		—	102
Other income (loss)	—	25	—	9	—	34	(548)	(47	)(5)	(595)	(561)

Total other income (loss)	36	905	68	113	(512)	610	(548)	(47)		(595)	15
Expenses:
Direct operating expenses	199	269	537	10	(512)	503	—	—		—	503
Overhead expenses	—	—	—	169	—	169	—	—		—	169

Operating expenses	199	269	537	179	(512)	672	—	—		—	672
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	13		13	13
Restructuring and other reorganization expenses	3	2	—	4	—	9	—	—		—	9

Total expenses	202	271	537	183	(512)	681	—	13		13	694

Income (loss) from continuing operations, before income tax expense (benefit)	368	639	344	(83)	—	1,268	—	(337)		(337)	931
Income tax expense (benefit)(3)	134	234	126	(29)	—	465	—	(125)		(125)	340

Net income (loss) from continuing operations	234	405	218	(54)	—	803	—	(212)		(212)	591
Loss from discontinued operations, net of tax benefit	(1)	—	—	—	—	(1)	—	(1)		(1)	(2)

Net income (loss)	233	405	218	(54)	—	802	—	(213)		(213)	589
Less: net loss attributable to noncontrolling interest	—	(2)	—	—	—	(2)	—	—		—	(2)

Net income (loss) attributable to SLM Corporation	$233	$407	$218	$(54)	$—	$804	$—	$(213)		$(213)	$591

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$271	$—	$271
Total other loss	(595)	—	(595)
Goodwill and acquired intangible asset impairment and amortization	—	13	13

“Core Earnings” adjustments to GAAP	$(324)	$(13)	(337)

Income tax benefit			(125)
Loss from discontinued operations, net of tax benefit			(1)

Net loss			$(213)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $2 million of “other derivative accounting adjustments.”

(5)	Represents the $(52) million of “unrealized gains (losses) on derivative and hedging activities, net” as well as the remaining portion of the $2 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Segment Reporting (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$(19)	$(140)	$234	$(324)
Net impact of goodwill and acquired intangibles assets(2)	(4)	(5)	(10)	(13)
Net tax effect(3)	12	56	(89)	125
Net effect from discontinued operations	—	—	(1)	(1)

Total “Core Earnings” adjustments to GAAP	$(11)	$(89)	$134	$(213)

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

On September 25, 2013, we announced the sale of our 529 college savings plan administration business. Upon the transaction’s closing, which is anticipated to occur in the fourth-quarter 2013, we will recognize a gain of approximately $0.14 per diluted share. Due to the pending sale, the results of this business were moved to discontinued operations for all periods presented.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Discontinued Operations (Continued)

The following table summarizes the discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Operations:
Income (loss) from discontinued operations before income taxes	$1	$—	$36	$(3)
Income tax benefit	(7)	—	(11)	(1)

Income (loss) from discontinued operations, net of taxes	$8	$—	$47	$(2)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2012 Form 10-K.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, our 2012 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; risks associated with restructuring initiatives, including our recently announced strategic plan to separate our existing operations into two, separate, publicly traded companies; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for certain capitalized terms used in this document can be found in the 2012 Form 10-K.

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2012 to be consistent with classifications adopted for 2013, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
GAAP Basis
Net income attributable to SLM Corporation	$260	$188	$1,149	$591
Diluted earnings per common share attributable to SLM Corporation	$.57	$.39	$2.52	$1.18
Weighted average shares used to compute diluted earnings per share	445	471	450	490
Return on assets	.67%	.42%	.95%	.43%

“Core Earnings” Basis(1)
“Core Earnings” attributable to SLM Corporation	$271	$277	$1,015	$804
“Core Earnings” diluted earnings per common share attributable to SLM Corporation	$.60	$.58	$2.22	$1.61
Weighted average shares used to compute diluted earnings per share	445	471	450	490
“Core Earnings” return on assets	.70%	.62%	.84%	.59%

Other Operating Statistics
Ending FFELP Loans, net	$106,350	$127,747	$106,350	$127,747
Ending Private Education Loans, net	37,752	37,101	37,752	37,101

Ending total student loans, net	$144,102	$164,848	$144,102	$164,848

Average student loans	$145,585	$167,166	$152,607	$171,499

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Overview

Our primary business is to originate, service and collect loans we make to students and their families to finance the cost of education. The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. We also provide servicing, loan default aversion and defaulted loan collection services for loans owned by other institutions, including ED, as well as a consumer savings network.

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

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing, loan default aversion and defaulted loan collection services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

FFELP Loans Segment

Our FFELP Loans segment consists of our $106.3 billion FFELP Loan portfolio at September 30, 2013 and underlying debt and capital funding these loans. FFELP Loans are no longer originated but we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from smaller wind-down and discontinued operations within this segment.

Recent Developments

Strategic Plan to Create Separate Education Loan Management and Consumer Banking Companies

On May 29, 2013, our Board of Directors authorized a plan to pursue the separation of the Company’s existing businesses into two, separate, publicly traded entities — an education loan management business and a consumer banking business.

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

Sale of 529 College Savings Plan Administration Business

On September 25, 2013, we announced the sale of our 529 college savings plan administration business. Upon the transaction’s closing, which is anticipated to occur in the fourth-quarter 2013, we will recognize a gain of approximately $0.14 per diluted share. Due to the pending sale, the results of this business were moved to discontinued operations for all periods presented.

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

Third-Quarter 2013 Summary of Results

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

Third-quarter 2013 GAAP net income was $260 million ($.57 diluted earnings per share), versus net income of $188 million ($0.39 diluted earnings per share) in the third-quarter 2012. The changes in GAAP net income are driven by the same types of “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. Third-quarter 2013 results included $19 million of losses from derivative accounting treatment that are excluded from “Core Earnings” results, compared with losses of $140 million in the year-ago period.

“Core Earnings” for the quarter were $271 million ($.60 diluted earnings per share), compared with $277 million ($0.58 diluted earnings per share) in the year-ago period. The increase in third-quarter 2013 core diluted earnings per share was primarily the result of a $63 million decline in the provision for loan losses, a $31 million increase in servicing and contingency revenue, as well as fewer common shares outstanding. These items more than offset lower debt repurchase gains of $44 million, a decrease in net interest income before provision for loan losses of $30 million (primarily as a result of the sales of residual interests in FFELP loan securitization trusts), higher operating expenses of $37 million (in part due to higher servicing and contingency volumes) and higher restructuring and other reorganization expenses of $10 million.

During the first nine months of 2013, we:

•	issued $5.5 billion of FFELP asset-backed securities (“ABS”), $3.1 billion of Private Education Loan ABS and $2.8 billion of unsecured bonds;

•	closed on a new $6.8 billion credit facility that matures in June 2014, to facilitate the term securitization of FFELP Loans;

•	closed on a new $1.1 billion asset-backed borrowing facility that matures in August 2015, which was used to fund the call and redemption of our SLM 2009-D Private Education Loan Trust ABS.

•	repurchased $997 million of debt and realized “Core Earnings” gains of $48 million, compared with $520 million of debt repurchased and $102 million of gains in the first nine months of 2012;

•	repurchased 19 million common shares for $400 million on the open market, fully utilizing our February 2013 share repurchase program authorization;

•	authorized $400 million in July 2013 to be utilized in a new common share repurchase program; and

•

sold Residual Interests in FFELP Loan securitization trusts to third parties. We will continue to service the student loans in the trusts under existing agreements. The sales removed securitization trust assets of $12.5 billion and related liabilities of $12.1 billion from our balance sheet.

•	sold our Campus Solutions business for an after-tax gain of $38 million.

•

announced the pending sale of our 529 college savings plan administration business in September 2013; upon the transaction’s closing, which is anticipated to occur in the fourth-quarter 2013, we expect to recognize a gain of approximately $0.14 per diluted share.

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

Prudently Grow Consumer Lending Segment Assets and Revenues

We will continue to pursue managed growth in our Private Education Loan portfolio in 2013 by leveraging our Sallie Mae and Upromise brand while sustaining the credit quality of, and percentage of cosigners for, new originations. We are currently targeting $3.8 billion in new loan originations for 2013, compared with $3.3 billion in 2012. We will also continue to help our customers manage their borrowings and succeed in its payoff, which we expect will result in lower charge-offs and provision for loan losses. Originations were 11 percent higher in the third quarter of 2013 compared with the year-ago quarter. Charge-offs were 2.6 percent in the current quarter, down from 3.2 percent in the year-ago quarter. Provision for Private Education Loan losses decreased $57 million from the year-ago quarter. Our quarterly charge-off rate in the third-quarter of 2013 was at the lowest level in five years.

Maximize Cash Flows from FFELP Loans

In 2013, we will continue to purchase additional FFELP Loan portfolios. Through September 30, 2013, we sold our ownership interest in five of our FFELP Loan securitization trusts ($12.5 billion of securitization trust assets and $12.1 billion of related liabilities). We will continue to explore alternative transactions and structures that can increase our ability to maximize the value of our ownership interests in these trusts and allow us to diversify our holdings while maintaining servicing fee income. We must also continue to reduce operating and overhead costs attributable to the maintenance and management of this segment. During the first nine months of 2013, we purchased $396 million of FFELP Loans.

Reduce Operating Expenses While Improving Efficiency and Customer Experience

For 2013, we will reduce unit costs, and balance our Private Education Loan growth and the challenge of increased regulatory oversight. We also plan to improve efficiency and customer experience by replacing certain of our legacy systems and making enhancements to our self-service platform and call centers (including improved call segmentation that routes an in-bound customer call directly to the appropriate agent who can answer the customer’s inquiry). Third-quarter 2013 operating expenses were $257 million compared with $220 million in the year-ago quarter. The increase is primarily the result of increases in our third-party servicing and collections activities, increased Private Education Loan marketing activities, continued investments in technology, and an increase in pending litigation settlement expense. An example of becoming more efficient can be seen in our Consumer Lending segment; direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 34 percent and 40 percent in the three months ended September 30, 2013 and 2012, respectively, and 33 percent and 35 percent in the nine months ended September 30, 2013 and 2012, respectively.

Maintain Our Financial Strength

In February 2013, we announced an increase in our quarterly common stock dividend to $0.15 per share and a new $400 million common share repurchase program. It is management’s objective for 2013 to provide these shareholder distributions while ending 2013 with capital and reserve positions as strong as those with which we ended 2012. We repurchased an aggregate of 19 million shares for $400 million in the six months ended June 30, 2013, fully utilizing the Company’s February 2013 share repurchase program authorization. On July 16, 2013, we authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date. There were no share repurchases during the third-quarter 2013. Additionally, on June 10, 2013, we closed on a new $6.8 billion credit facility that matures in June 2014, to facilitate the term securitization of FFELP Loans. The facility was used in June 2013 to refinance all of the FFELP Loans previously financed through the ED Conduit Program. As a result, we ended our participation in the ED Conduit Program. On July 17, 2013, we closed on a $1.1 billion asset-backed borrowing facility that matures on August 15, 2015. The facility was used to fund the call and redemption of our SLM 2009-D Private Education Loan Trust ABS, which occurred on August 15, 2013.

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

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2013	2012	$	%	2013	2012	$	%
Interest income:
FFELP Loans	$698	$840	$(142)	(17)%	$2,138	$2,459	$(321)	(13)%
Private Education Loans	635	615	20	3	1,884	1,856	28	2
Other loans	3	4	(1)	(25)	9	13	(4)	(31)
Cash and investments	4	5	(1)	(20)	13	16	(3)	(19)

Total interest income	1,340	1,464	(124)	(8)	4,044	4,344	(300)	(7)
Total interest expense	541	645	(104)	(16)	1,666	1,968	(302)	(15)

Net interest income	799	819	(20)	(2)	2,378	2,376	2	—
Less: provisions for loan losses	207	270	(63)	(23)	649	766	(117)	(15)

Net interest income after provisions for loan losses	592	549	43	8	1,729	1,610	119	7
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	307	1	306	30,600
Gains (losses) on derivative and hedging activities, net	(127)	(233)	106	(45)	(140)	(600)	460	(77)
Servicing revenue	83	71	12	17	223	212	11	5
Contingency revenue	104	85	19	22	312	261	51	20
Gains on debt repurchases	—	44	(44)	(100)	42	102	(60)	(59)
Other income (loss)	9	2	7	350	66	39	27	69

Total other income (loss)	69	(31)	100	323	810	15	795	5,300
Expenses:
Operating expenses	257	220	37	17	737	672	65	10
Goodwill and acquired intangible asset impairment and amortization expense	4	5	(1)	(20)	10	13	(3)	(23)
Restructuring and other reorganization expenses	12	2	10	500	46	9	37	411

Total expenses	273	227	46	20	793	694	99	14

Income from continuing operations, before income tax expense	388	291	97	33	1,746	931	815	88
Income tax expense	136	104	32	31	645	340	305	90

Net income from continuing operations	252	187	65	35	1,101	591	510	86
Income (loss) from discontinued operations, net of tax expense (benefit)	8	—	8	100	47	(2)	49	2,450

Net income	260	187	73	39	1,148	589	559	95
Less: net loss attributable to noncontrolling interest	—	(1)	1	(100)	(1)	(2)	1	(50)

Net income attributable to SLM Corporation	260	188	72	38	1,149	591	558	94
Preferred stock dividends	5	5	—	—	15	15	—	—

Net income attributable to SLM Corporation common stock	$255	$183	$72	39%	$1,134	$576	$558	97%

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.56	$.39	$.17	44%	$2.46	$1.19	$1.27	107%
Discontinued operations	.02	—	.02	100	.10	—	.10	100

Total	$.58	$.39	$.19	49%	$2.56	$1.19	$1.37	115%

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.55	$.39	$.16	41%	$2.42	$1.18	$1.24	105%
Discontinued operations	.02	—	.02	100	.10	—	.10	100

Total	$.57	$.39	$.18	46%	$2.52	$1.18	$1.34	114%

Dividends per common share attributable to SLM Corporation	$.15	$.125	$.025	20%	$.45	$.375	$.075	20%

Consolidated Earnings Summary — GAAP-basis

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

For the three months ended September 30, 2013, net income was $260 million, or $0.57 diluted earnings per common share, compared with net income of $188 million, or $0.39 diluted earnings per common share, for the three months ended September 30, 2012. The increase in net income was primarily due to a $106 million decrease in net losses on derivative and hedging activities, a $63 million decline in the provision for loan losses, and a $31 million increase in servicing and contingency revenue, which more than offset a $44 million decline in debt repurchase gains, higher operating expenses of $37 million, a $20 million decline in net interest income and higher restructuring and other reorganization expenses of $10 million.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $20 million in the current quarter compared with the prior-year quarter primarily due to a reduction in FFELP net interest income from a $22 billion decline in average FFELP Loans outstanding in part due to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts.

•

Provisions for loan losses declined $63 million compared with the year-ago quarter primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Losses on derivative and hedging activities, net, resulted in a net loss of $127 million in the current quarter compared with a net loss of $233 million in the year-ago period. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Servicing and contingency revenue increased $31 million primarily from an increase in the number of accounts serviced and in collection volumes in third-quarter 2013.

•

Gains on debt repurchases decreased $44 million from third-quarter 2012 as we did not repurchase any debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Operating expenses increased $37 million primarily as a result of increases in our third-party servicing and collections activities, continued investments in technology, increased Private Education Loan marketing and an increase in pending litigation settlement expense.

•

Restructuring and other reorganization expenses were $12 million compared with $2 million in the year-ago quarter. For third-quarter 2013, these consisted of expenses primarily related to third-party costs incurred in connection with the Company’s previously announced plan to separate its existing organization into two, separate, publicly traded companies. The $2 million of expenses in third-quarter 2012 related to restructuring expenses.

There were no share repurchases during the third-quarter 2013. Primarily as a result of common share repurchases in previous quarters, our average outstanding diluted shares decreased by 26 million shares from the year-ago quarter.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, net income was $1.1 billion, or $2.52 diluted earnings per common share, compared with net income of $591 million, or $1.18 diluted earnings per common share, for the nine months ended September 30, 2012. The increase in net income was primarily due to a $460 million decrease in net losses on derivative and hedging activities, a $306 million increase in net gains on sales of loans and investments, a $117 million decrease in provisions for loan losses, a $49 million after-tax increase in income from discontinued operations and a $62 million increase in servicing and contingency revenue, which were partially offset by $60 million of lower gains on debt repurchases, higher operating expenses of $65 million and higher restructuring and other reorganization expenses of $37 million.

The primary contributors to each of the identified drivers of changes in net income for the current nine-month period compared with the year-ago nine-month period are as follows:

•

Net interest income increased by $2 million primarily due to a $50 million acceleration of non-cash premium expense recorded in the first half of 2012 related to ED’s consolidation of $5.2 billion of loans under the Special Direct Consolidation Loan (“SDCL”) initiative that ended June 30, 2012. Offsetting this increase was a $19.5 billion decline in average FFELP Loans outstanding in part due to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts.

•

Provisions for loan losses declined $117 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments increased by $306 million as a result of $312 million in gains on the sales of the Residual Interests in FFELP Loan securitization trusts in 2013. See “Business Segment Earnings Summary —‘Core Earnings’ Basis — FFELP Loans Segment” for further discussion.

•

Losses on derivative and hedging activities, net, resulted in a net loss of $140 million in the current nine-month period compared with a net loss of $600 million in the year-ago period. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•

Servicing and contingency revenue increased $62 million primarily from an increase in the number of accounts serviced and collection volumes in the nine months ended September 30, 2013 compared with the prior-year period.

•

Gains on debt repurchases decreased $60 million as we repurchased less debt in the current period. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Operating expenses increased $65 million primarily as a result of increases in our third-party servicing and collections activities, investments in technology, increased Private Education Loan marketing and an increase in pending litigation settlement expense.

•

Restructuring and other reorganization expenses were $46 million compared with $9 million in the year-ago period. For 2013, these consisted of $24 million primarily related to third-party costs incurred in connection with the Company’s previously announced plan to separate its existing organization into two, separate, publicly traded companies and $22 million related to severance. The $9 million of expenses in 2012 related to restructuring expenses.

•

Income from discontinued operations increased $49 million primarily as a result of the sale of our Campus Solutions business in the second quarter of 2013 which resulted in a $38 million after-tax gain.

We repurchased 19 million shares of our common stock for $400 million during the nine months ended September 30, 2013, as part of a common share repurchase program. Primarily as a result of these common share repurchases, our average outstanding diluted shares decreased by 40 million shares from the year-ago period.

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

	Three Months Ended September 30, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$635	$—	$574	$—	$—	$1,209	$201	$(77)	$124	$1,333
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	1	2	1	(1)	4	—	—	—	4

Total interest income	636	1	576	4	(1)	1,216	201	(77)	124	1,340
Total interest expense	203	—	313	13	(1)	528	12	1 (4)	13	541

Net interest income (loss)	433	1	263	(9)	—	688	189	(78)	111	799
Less: provisions for loan losses	195	—	12	—	—	207	—	—	—	207

Net interest income (loss) after provisions for loan losses	238	1	251	(9)	—	481	189	(78)	111	592
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	11	174	21	—	(123)	83	—	—	—	83
Contingency revenue	—	104	—	—	—	104	—	—	—	104
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	6	—	6	—	12	(189)	59 (5)	(130)	(118)

Total other income (loss)	11	284	21	6	(123)	199	(189)	59	(130)	69
Expenses:
Direct operating expenses	85	103	129	4	(123)	198	—	—	—	198
Overhead expenses	—	—	—	59	—	59	—	—	—	59

Operating expenses	85	103	129	63	(123)	257	—	—	—	257
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	12	—	12	—	—	—	12

Total expenses	85	103	129	75	(123)	269	—	4	4	273

Income (loss) from continuing operations, before income tax expense (benefit)	164	182	143	(78)	—	411	—	(23)	(23)	388
Income tax expense (benefit)(3)	59	66	51	(28)	—	148	—	(12)	(12)	136

Net income (loss) from continuing operations	105	116	92	(50)	—	263	—	(11)	(11)	252
Income from discontinued operations, net of tax expense	—	8	—	—	—	8	—	—	—	8

Net income (loss)	105	124	92	(50)	—	271	—	(11)	(11)	260
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to SLM Corporation	$105	$124	$92	$(50)	$—	$271	$—	$(11)	$(11)	$260

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$111	$—	$111
Total other loss	(130)	—	(130)
Goodwill and acquired intangible asset impairment and amortization	—	4	4

“Core Earnings” adjustments to GAAP	$(19)	$(4)	(23)

Income tax benefit			(12)

Net loss			$(11)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(4) million of “other derivative accounting adjustments.”

(5)	Represents the $62 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(4) million of “other derivative accounting adjustments.”

	Three Months Ended September 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$615	$—	$712	$—	$—	$1,327	$206	$(78)		$128	$1,455
Other loans	—	—	—	4	—	4	—	—		—	4
Cash and investments	2	2	3	—	(2)	5	—	—		—	5

Total interest income	617	2	715	4	(2)	1,336	206	(78)		128	1,464
Total interest expense	209	—	399	12	(2)	618	26	1	(4)	27	645

Net interest income (loss)	408	2	316	(8)	—	718	180	(79)		101	819
Less: provisions for loan losses	252	—	18	—	—	270	—	—		—	270

Net interest income (loss) after provisions for loan losses	156	2	298	(8)	—	448	180	(79)		101	549
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—		—	—
Servicing revenue	12	201	22	—	(164)	71	—	—		—	71
Contingency revenue	—	85	—	—	—	85	—	—		—	85
Gains on debt repurchases	—	—	—	44	—	44	—	—		—	44
Other income (loss)	—	7	—	3	—	10	(180)	(61	)(5)	(241)	(231)

Total other income (loss)	12	293	22	47	(164)	210	(180)	(61)		(241)	(31)
Expenses:
Direct operating expenses	68	88	171	3	(164)	166	—	—		—	166
Overhead expenses	—	—	—	54	—	54	—	—		—	54

Operating expenses	68	88	171	57	(164)	220	—	—		—	220
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	5		5	5
Restructuring and other reorganization expenses	1	—	—	1	—	2	—	—		—	2

Total expenses	69	88	171	58	(164)	222	—	5		5	227

Income (loss) from continuing operations, before income tax expense (benefit)	99	207	149	(19)	—	436	—	(145)		(145)	291
Income tax expense (benefit)(3)	36	76	55	(7)	—	160	—	(56)		(56)	104

Net income (loss) from continuing operations	63	131	94	(12)	—	276	—	(89)		(89)	187
Income (loss) from discontinued operations, net of tax expense (benefit)	(1)	1	—	—	—	—	—	—		—	—

Net income (loss)	62	132	94	(12)	—	276	—	(89)		(89)	187
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$62	$133	$94	$(12)	$—	$277	$—	$(89)		$(89)	$188

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$101	$—	$101
Total other loss	(241)	—	(241)
Goodwill and acquired intangible asset impairment and amortization	—	5	5

“Core Earnings” adjustments to GAAP	$(140)	$(5)	(145)

Income tax benefit			(56)

Net loss			$(89)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(9) million of “other derivative accounting adjustments.”

(5)	Represents the $(53) million of “unrealized gains (losses) on derivative and hedging activities, net” as well as the remaining portion of the $(9) million of “other derivative accounting adjustments.”

	Nine Months Ended September 30, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,884	$—	$1,755	$—	$—	$3,639	$612	$(229)		$383	$4,022
Other loans	—	—	—	9	—	9	—	—		—	9
Cash and investments	5	4	5	3	(4)	13	—	—		—	13

Total interest income	1,889	4	1,760	12	(4)	3,661	612	(229)		383	4,044
Total interest expense	613	—	978	36	(4)	1,623	44	(1	)(4)	43	1,666

Net interest income (loss)	1,276	4	782	(24)	—	2,038	568	(228)		340	2,378
Less: provisions for loan losses	607	—	42	—	—	649	—	—		—	649

Net interest income (loss) after provisions for loan losses	669	4	740	(24)	—	1,389	568	(228)		340	1,729
Other income (loss):
Gains (losses) on sales of loans and investments	—	—	312	(5)	—	307	—	—		—	307
Servicing revenue	31	541	60	—	(409)	223	—	—		—	223
Contingency revenue	—	312	—	—	—	312	—	—		—	312
Gains on debt repurchases	—	—	—	48	—	48	(6)	—		(6)	42
Other income (loss)	—	20	—	6	—	26	(562)	462	(5)	(100)	(74)

Total other income (loss)	31	873	372	49	(409)	916	(568)	462		(106)	810
Expenses:
Direct operating expenses	228	299	430	9	(409)	557	—	—		—	557
Overhead expenses	—	—	—	180	—	180	—	—		—	180

Operating expenses	228	299	430	189	(409)	737	—	—		—	737
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	10		10	10
Restructuring and other reorganization expenses	2	1	—	43	—	46	—	—		—	46

Total expenses	230	300	430	232	(409)	783	—	10		10	793

Income (loss) from continuing operations, before income tax expense (benefit)	470	577	682	(207)	—	1,522	—	224		224	1,746
Income tax expense (benefit)(3)	171	211	249	(75)	—	556	—	89		89	645

Net income (loss) from continuing operations	299	366	433	(132)	—	966	—	135		135	1,101
Income (loss) from discontinued operations, net of tax expense (benefit)	(1)	49	—	—	—	48	—	(1)		(1)	47

Net income (loss)	298	415	433	(132)	—	1,014	—	134		134	1,148
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$298	$416	$433	$(132)	$—	$1,015	$—	$134		$134	$1,149

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$340	$—	$340
Total other loss	(106)	—	(106)
Goodwill and acquired intangible asset impairment and amortization	—	10	10

“Core Earnings” adjustments to GAAP	$234	$(10)	224

Income tax expense			89
Loss from discontinued operations, net of tax benefit			(1)

Net income			$134

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $41 million of “other derivative accounting adjustments.”

(5)	Represents the $422 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $41 million of “other derivative accounting adjustments.”

	Nine Months Ended September 30, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$1,856	$—	$2,090	$—	$—	$3,946	$643	$(274)		$369	$4,315
Other loans	—	—	—	13	—	13	—	—		—	13
Cash and investments	6	5	10	—	(5)	16	—	—		—	16

Total interest income	1,862	5	2,100	13	(5)	3,975	643	(274)		369	4,344
Total interest expense	616	—	1,233	26	(5)	1,870	95	3	(4)	98	1,968

Net interest income (loss)	1,246	5	867	(13)	—	2,105	548	(277)		271	2,376
Less: provisions for loan losses	712	—	54	—	—	766	—	—		—	766

Net interest income (loss) after provisions for loan losses	534	5	813	(13)	—	1,339	548	(277)		271	1,610
Other income (loss):
Gains on sales of loans and investments	—	—	—	1	—	1	—	—		—	1
Servicing revenue	36	619	68	1	(512)	212	—	—		—	212
Contingency revenue	—	261	—	—	—	261	—	—		—	261
Gains on debt repurchases	—	—	—	102	—	102	—	—		—	102
Other income (loss)	—	25	—	9	—	34	(548)	(47	)(5)	(595)	(561)

Total other income (loss)	36	905	68	113	(512)	610	(548)	(47)		(595)	15
Expenses:
Direct operating expenses	199	269	537	10	(512)	503	—	—		—	503
Overhead expenses	—	—	—	169	—	169	—	—		—	169

Operating expenses	199	269	537	179	(512)	672	—	—		—	672
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	13		13	13
Restructuring and other reorganization expenses	3	2	—	4	—	9	—	—		—	9

Total expenses	202	271	537	183	(512)	681	—	13		13	694

Income (loss) from continuing operations, before income tax expense (benefit)	368	639	344	(83)	—	1,268	—	(337)		(337)	931
Income tax expense (benefit)(3)	134	234	126	(29)	—	465	—	(125)		(125)	340

Net income (loss) from continuing operations	234	405	218	(54)	—	803	—	(212)		(212)	591
Loss from discontinued operations, net of tax benefit	(1)	—	—	—	—	(1)	—	(1)		(1)	(2)

Net income (loss)	233	405	218	(54)	—	802	—	(213)		(213)	589
Less: net loss attributable to noncontrolling interest	—	(2)	—	—	—	(2)	—	—		—	(2)

Net income (loss) attributable to SLM Corporation	$233	$407	$218	$(54)	$—	$804	$—	$(213)		$(213)	$591

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$271	$—	$271
Total other loss	(595)	—	(595)
Goodwill and acquired intangible asset impairment and amortization	—	13	13

“Core Earnings” adjustments to GAAP	$(324)	$(13)	(337)

Income tax benefit			(125)
Loss from discontinued operations, net of tax benefit			(1)

Net loss			$(213)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $2 million of “other derivative accounting adjustments.”

(5)	Represents the $(52) million of “unrealized gains (losses) on derivative and hedging activities, net” as well as the remaining portion of the $2 million of “other derivative accounting adjustments.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$(19)	$(140)	$234	$(324)
Net impact of goodwill and acquired intangible assets	(4)	(5)	(10)	(13)
Net income tax effect	12	56	(89)	125
Net effect from discontinued operations	—	—	(1)	(1)

Total “Core Earnings” adjustments to GAAP	$(11)	$(89)	$134	$(213)

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

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(127)	$(233)	$(140)	$(600)
Plus: Realized losses on derivative and hedging activities, net(1)	189	180	562	548

Unrealized gains on derivative and hedging activities, net(2)	62	(53)	422	(52)
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(77)	(78)	(229)	(274)
Other derivative accounting adjustments(3)	(4)	(9)	41	2

Total net impact of derivative accounting(4)	$(19)	$(140)	$234	$(324)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Floor Income Contracts	$115	$(12)	$601	$174
Basis swaps	5	(7)	(13)	(55)
Foreign currency hedges	(45)	(22)	(145)	(144)
Other	(13)	(12)	(21)	(27)

Total unrealized gains on derivative and hedging activities, net	$62	$(53)	$422	$(52)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(201)	$(206)	$(612)	$(643)
Net settlement income on interest rate swaps reclassified to net interest income	12	26	44	95
Net realized gains on terminated derivative contracts reclassified to other income	—	—	6	—

Total reclassifications of realized losses on derivative and hedging activities	$(189)	$(180)	$(562)	$(548)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of September 30, 2013, derivative accounting has reduced GAAP equity by approximately $936 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Beginning impact of derivative accounting on GAAP equity	$(923)	$(1,098)	$(1,080)	$(977)
Net impact of net unrealized gains (losses) under derivative accounting(1)	(13)	(85)	144	(206)

Ending impact of derivative accounting on GAAP equity	$(936)	$(1,183)	$(936)	$(1,183)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Total pre-tax net impact of derivative accounting recognized in net income(a)	$(19)	$(140)	$234	$(324)
Tax impact of derivative accounting adjustments recognized in net income	7	53	(107)	112
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	(1)	2	17	6

Net impact of net unrealized gains (losses) under derivative accounting	$(13)	$(85)	$144	$(206)

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods and are presented net of tax. As of September 30, 2013, the remaining amortization term of the net floor premiums was approximately 2.75 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

	September 30,
(Dollars in millions)	2013	2012
Unamortized net Floor premiums (net of tax)	$(403)	$(600)

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(4)	$(5)	$(10)	$(13)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
“Core Earnings” interest income:
Private Education Loans	$635	$615	3%	$1,884	$1,856	2%
Cash and investments	1	2	(50)	5	6	(17)

Total “Core Earnings” interest income	636	617	3	1,889	1,862	1
Total “Core Earnings” interest expense	203	209	(3)	613	616	—

Net “Core Earnings” interest income	433	408	6	1,276	1,246	2
Less: provision for loan losses	195	252	(23)	607	712	(15)

Net “Core Earnings” interest income after provision for loan losses	238	156	53	669	534	25
Servicing revenue	11	12	(8)	31	36	(14)
Direct operating expenses	85	68	25	228	199	15
Restructuring and other reorganization expenses	—	1	(100)	2	3	(33)

Total expenses	85	69	23	230	202	14

Income from continuing operations, before income tax expense	164	99	66	470	368	28
Income tax expense	59	36	64	171	134	28

Net income from continuing operations	105	63	67	299	234	28
Loss from discontinued operations, net of tax benefit	—	(1)	(100)	(1)	(1)	—

“Core Earnings”	$105	$62	69%	$298	$233	28%

Quarterly core earnings were $105 million, compared with $62 million in the year-ago quarter. The increase is primarily the result of a $57 million decrease in the provision for Private Education Loan losses.

Third-quarter 2013 Private Education Loan portfolio results vs. third-quarter 2012 included:

•	Loan originations of $1.5 billion, up 11 percent.

•	Delinquencies of 90 days or more of 3.8 percent of loans in repayment, down from 5.3 percent.

•	Loans in forbearance of 3.4 percent of loans in repayment and forbearance, up from 3.2 percent.

•	Annualized charge-off rate of 2.6 percent of average loans in repayment, down from 3.2 percent.

•	Provision for Private Education Loan losses of $195 million, down from $252 million.

•	Core net interest margin, before loan loss provision, of 4.24 percent, up from 4.05 percent.

•	The portfolio balance, net of loan loss allowance, totaled $37.8 billion, a $651 million increase over the year-ago quarter.

Consumer Lending Net Interest Margin

The following table shows the “Core Earnings” basis Consumer Lending net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provision for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
“Core Earnings” basis Private Education Loan yield	6.42%	6.35%	6.38%	6.38%
Discount amortization	.19	.17	.21	.22

“Core Earnings” basis Private Education Loan net yield	6.61	6.52	6.59	6.60
“Core Earnings” basis Private Education Loan cost of funds	(2.01)	(2.08)	(2.02)	(2.05)

“Core Earnings” basis Private Education Loan spread	4.60	4.44	4.57	4.55
“Core Earnings” basis other interest-earning asset spread impact	(.36)	(.39)	(.40)	(.40)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.24%	4.05%	4.17%	4.15%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.24%	4.05%	4.17%	4.15%
Adjustment for GAAP accounting treatment(2)	(.03)	(.08)	(.04)	(.11)

GAAP basis Consumer Lending net interest margin(1)	4.21%	3.97%	4.13%	4.04%

(1)	The average balances of our Consumer Lending “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Private Education Loans	$38,102	$37,545	$38,220	$37,612
Other interest-earning assets	2,385	2,436	2,660	2,436

Total Consumer Lending “Core Earnings” basis interest-earning assets	$40,487	$39,981	$40,880	$40,048

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

Private Education Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loan provision for loan losses and charge-offs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Private Education Loan provision for loan losses	$195	$252	$607	$712
Private Education Loan charge-offs	205	250	649	709

In establishing the allowance for Private Education Loan losses as of September 30, 2013, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio. Total loans delinquent (as a percentage of loans in repayment) have decreased to 8.8 percent from 10.0 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.8 percent from 5.3 percent in the year-ago quarter. The charge-off rate decreased to 2.6 percent from 3.2 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) increased to 3.4 percent from 3.2 percent in the year-ago quarter.

Total loans delinquent, however, increased to 8.8 percent from 7.7 percent in the prior quarter. Our collections and servicing personnel invested significant time this quarter answering customer questions, routing payments and addressing other issues resulting from the transition of our Private Education Loan portfolio to a new loan servicing platform. We are increasing our communication efforts with our customers to ensure a smooth transition. Based on the information we have, we do not believe this increase is indicative of future performance trends of these loans.

Apart from these overall improvements in credit quality, delinquency trends and charge-off trends that had the effect of reducing the provision for loan loss in the third quarter of 2013, Private Education Loans that have defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue to not do so. Our allowance for loan losses takes into account these potential recovery uncertainties. In the third quarter of 2013 we increased our allowance related to these potential recovery shortfalls by approximately $112 million. See “Financial Condition — Consumer Lending Portfolio Performance — Receivable for Partially Charged-Off Private Education Loans” for further discussion.

The Private Education Loan provision for loan losses was $195 million in the third quarter of 2013, down $57 million from the third quarter of 2012, and $607 million for the first nine months of 2013, down $105 million from the year-ago period. The decline in both periods was a result of the overall improvement in credit quality and performance trends discussed above, leading to decreases in expected future charge-offs. This overall decrease in expected future charge-offs is the net effect of a decrease in expected future defaults less a smaller decrease in what we expect to recover on such defaults.

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

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The increase in operating expenses in the quarter ended September 30, 2013 compared with the year-ago quarter was primarily the result of increased loan marketing activities and collection costs as well as continued investments in technology and an increase in pending litigation settlement expense. Direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 34 percent and 40 percent in the quarters ended September 30, 2013 and 2012, respectively, and 33 percent and 35 percent in the nine months ended September 30, 2013 and 2012, respectively.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Net interest income	$1	$2	(50)%	$4	$5	(20)%
Servicing revenue:
Intercompany loan servicing	123	164	(25)	409	512	(20)
Third-party loan servicing	40	26	54	101	74	36
Guarantor servicing	10	11	(9)	29	33	(12)
Other servicing	1	—	100	2	—	100

Total servicing revenue	174	201	(13)	541	619	(13)
Contingency revenue	104	85	22	312	261	20
Other Business Services revenue	6	7	(14)	20	25	(20)

Total other income	284	293	(3)	873	905	(4)
Direct operating expenses	103	88	17	299	269	11
Restructuring and other reorganization expenses	—	—	—	1	2	(50)

Total expenses	103	88	17	300	271	11

Income from continuing operations, before income tax expense	182	207	(12)	577	639	(10)
Income tax expense	66	76	(13)	211	234	(10)

Net income from continuing operations	116	131	(11)	366	405	(10)
Income from discontinued operations, net of tax expense	8	1	700	49	—	100

“Core Earnings”	124	132	(6)	415	405	2
Less: net loss attributable to noncontrolling interest	—	(1)	(100)	(1)	(2)	(50)

“Core Earnings” attributable to SLM Corporation	$124	$133	(7)%	$416	$407	2%

“Core Earnings” were $124 million in the third quarter of 2013, compared with $133 million in the year-ago quarter. The decrease was primarily the result of a lower outstanding principal balance in the underlying FFELP portfolio serviced.

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $106 billion and $129 billion for the quarters ended September 30, 2013 and 2012, respectively, and $115 billion and $132 billion for the nine months ended September 30, 2013 and 2012, respectively. The decline in average balance of FFELP loans outstanding along with the related intercompany loan servicing revenue from the year-ago period is primarily the result of normal amortization of the portfolio as well as the sale of approximately $12 billion of securitized FFELP loans in the first half of 2013.

We are servicing approximately 5.7 million accounts under the ED Servicing Contract as of September 30, 2013, compared with 5.2 million and 4.1 million accounts serviced at June 30, 2013 and September 30, 2012, respectively. Third-party loan servicing fees in the quarters ended September 30, 2013 and 2012 included $29 million and $23 million, respectively, of servicing revenue related to the ED Servicing Contract. The increase in ED loan servicing fees for both the quarter and nine-month periods was driven by the increase in the number of accounts serviced.

Third-party loan servicing income increased $14 million from the year-ago quarter and $27 million for the first nine months compared with the prior-year period primarily due to the increase in ED servicing revenue (discussed above) as well as a result of the sale of Residual Interests in FFELP Loan securitization trusts in 2013. (See “FFELP Loans Segment” for further discussion.) When we sold the Residual Interests, we retained the right to service the loans in the trusts. As such, servicing income that had previously been recorded as intercompany loan servicing is now recognized as third-party loan servicing income.

At September 30, 2013, we serviced approximately $301 billion principal balance of student loans compared with approximately $252 billion serviced at December 31, 2012. The increase in the principal balance serviced in 2013 was primarily due to the growth in the ED serviced accounts discussed above.

Our contingency revenue consists of fees we receive for collections of delinquent debt on behalf of third-party clients performed on a contingent basis. Contingency revenue increased $19 million in the current quarter compared with the year-ago quarter and $51 million for the first nine months of 2013 compared with the prior-year period as a result of the higher volume of collections.

The following table presents the outstanding inventory of contingent collections receivables that our Business Services segment will collect on behalf of others. We expect the inventory of contingent collections receivables to decline over time as a result of the elimination of FFELP.

(Dollars in millions)	September 30, 2013	December 31, 2012	September 30, 2012
Contingent collections receivables:
Student loans	$12,852	$13,189	$11,866
Other	2,357	2,139	2,018

Total	$15,209	$15,328	$13,884

In the second quarter of 2013, we sold our Campus Solutions business and recorded an after-tax gain of $38 million. The results related to this business for all periods presented have been reclassified as discontinued operations and are shown on an after-tax basis. In addition, on September 25, 2013, we announced the sale of our 529 college savings plan administration business. This sale is expected to close in the fourth quarter of 2013, at which time we expect to recognize a gain of $0.14 per diluted share. As a result of this pending sale, the results of this business were moved to discontinued operations for all periods presented.

Revenues related to services performed on FFELP Loans accounted for 76 percent and 82 percent, respectively, of total segment revenues for the quarters ended September 30, 2013 and 2012 and 78 percent and 82 percent, respectively, of total segment revenues for the nine months ended September 30, 2013 and 2012.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and collection costs, and other operating costs. The increase in operating expenses in the quarter ended September 30, 2013 compared with the year-ago quarter was primarily the result of an increase in our third-party servicing and collection activities as well as continued investments in technology.

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
“Core Earnings” interest income:
FFELP Loans	$574	$712	(19)%	$1,755	$2,090	(16)%
Cash and investments	2	3	(33)	5	10	(50)

Total “Core Earnings” interest income	576	715	(19)	1,760	2,100	(16)
Total “Core Earnings” interest expense	313	399	(22)	978	1,233	(21)

Net “Core Earnings” interest income	263	316	(17)	782	867	(10)
Less: provision for loan losses	12	18	(33)	42	54	(22)

Net “Core Earnings” interest income after provision for loan losses	251	298	(16)	740	813	(9)
Gains on sales of loans and investments	—	—	—	312	—	100
Servicing revenue	21	22	(5)	60	68	(12)

Total other income	21	22	(5)	372	68	447
Direct operating expenses	129	171	(25)	430	537	(20)
Restructuring and other reorganization expenses	—	—	—	—	—	—

Total expenses	129	171	(25)	430	537	(20)

Income from continuing operations, before income tax expense	143	149	(4)	682	344	98
Income tax expense	51	55	(7)	249	126	98

“Core Earnings”	$92	$94	(2)%	$433	$218	99%

“Core Earnings” from the FFELP Loans segment were $92 million in the third quarter of 2013, compared with $94 million in the year-ago quarter. Key financial measures include:

•	Net interest margin of .93 percent in the third quarter of 2013 compared with .92 percent in the year-ago quarter (see “FFELP Loan Net Interest Margin” for a further discussion of this increase).

•	The provision for loan losses of $12 million in the third quarter of 2013 decreased from $18 million in the year-ago quarter.

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
“Core Earnings” basis FFELP Loan yield	2.60%	2.65%	2.60%	2.65%
Hedged Floor Income	.28	.24	.27	.27
Unhedged Floor Income	.10	.13	.09	.10
Consolidation Loan Rebate Fees	(.64)	(.66)	(.66)	(.66)
Repayment Borrower Benefits	(.11)	(.11)	(.11)	(.12)
Premium amortization	(.11)	(.07)	(.14)	(.16)

“Core Earnings” basis FFELP Loan net yield	2.12	2.18	2.05	2.08
“Core Earnings” basis FFELP Loan cost of funds	(1.09)	(1.13)	(1.07)	(1.15)

“Core Earnings” basis FFELP Loan spread	1.03	1.05	.98	.93
“Core Earnings” basis other interest-earning asset spread impact	(.10)	(.13)	(.11)	(.11)

“Core Earnings” basis FFELP Loan net interest margin(1)	.93%	.92%	.87%	.82%

“Core Earnings” basis FFELP Loan net interest margin(1)	.93%	.92%	.87%	.82%
Adjustment for GAAP accounting treatment(2)	.41	.32	.40	.30

GAAP-basis FFELP Loan net interest margin(1)	1.34%	1.24%	1.27%	1.12%

(1)	The average balances of our FFELP “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
FFELP Loans	$107,483	$129,621	$114,387	$133,887
Other interest-earning assets	4,751	7,601	5,187	6,776

Total FFELP “Core Earnings” basis interest-earning assets	$112,234	$137,222	$119,574	$140,663

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

As of September 30, 2013, our FFELP Loan portfolio totaled approximately $106.3 billion, comprised of $40.8 billion of FFELP Stafford and $65.5 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 4.9 years and 9.4 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after September 30, 2013 and 2012, based on interest rates as of those dates.

	September 30, 2013			September 30, 2012
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$91.4	$13.6	$105.0	$110.3	$15.5	$125.8
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(46.1)	(1.0)	(47.1)	(58.2)	(1.1)	(59.3)
Less: economically hedged Floor Income Contracts	(31.7)	—	(31.7)	(35.2)	—	(35.2)

Student loans eligible to earn Floor Income	$13.6	$12.6	$26.2	$16.9	$14.4	$31.3

Student loans earning Floor Income	$13.5	$1.7	$15.2	$9.3	$.8	$10.1

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period October 1, 2013 to June 30, 2016. The hedges related to these loans do not qualify as accounting hedges.

(Dollars in billions)	October 1, 2013 to December 31, 2013	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$31.7	$28.3	$27.2	$10.4

FFELP Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs for the three and nine months September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
FFELP Loan provision for loan losses	$12	$18	$42	$54
FFELP Loan charge-offs	15	23	57	68

Gains on Sales of Loans and Investments

The increase in gains on sales of loans and investments for the nine months ended September 30, 2013 from the nine months ended September 30, 2012, was the result of $312 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts in 2013.

We will continue to service the student loans in the trusts that were sold under existing agreements. The sales removed securitization trust assets of $12.5 billion and related liabilities of $12.1 billion from the balance sheet during the nine months ended September 30, 2013.

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $123 million and $164 million for the quarters ended September 30, 2013 and 2012, respectively, and $409 million and $512 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 48 basis points and 53 basis points of average FFELP Loans in the quarters ended September 30, 2013 and 2012, respectively, and 50 basis points and 54 basis points of average FFELP Loans in the nine months ended September 30, 2013 and 2012, respectively. The decline in operating expenses from the prior-year quarter was primarily the result of the reduction in the average outstanding balance of our FFELP Loan portfolio.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
(Dollars in millions)	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Net interest loss after provision for loan losses	$(9)	$(8)	13%	$(24)	$(13)	85%
Gains (losses) on sales of loans and investments	—	—	—	(5)	1	(600)
Gains on debt repurchases	—	44	(100)	48	102	(53)
Other	6	3	100	6	10	(40)

Total other income	6	47	(87)	49	113	(57)

Direct operating expenses	4	3	33	9	10	(10)
Overhead expenses:
Corporate overhead	27	27	—	90	89	1
Unallocated information technology costs	32	27	19	90	80	13

Total overhead expenses	59	54	9	180	169	7

Total operating expenses	63	57	11	189	179	6
Restructuring and other reorganization expenses	12	1	1,100	43	4	975

Total expenses	75	58	29	232	183	27

Loss before income tax benefit	(78)	(19)	311	(207)	(83)	149
Income tax benefit	(28)	(7)	300	(75)	(29)	159

“Core Earnings” (loss)	$(50)	$(12)	317%	$(132)	$(54)	144%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $0 and $230 million face amount of our debt for the quarters ended September 30, 2013 and 2012, respectively and $997 million and $520 million face amount of our debt for the nine months ended September 30, 2013 and 2012, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Overhead

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead for the nine months ended September 30, 2013 compared with the year-ago period was primarily the result of a non-recurring $10 million pension termination gain in the first nine months of 2012.

Restructuring and Other Reorganization Expenses

Restructuring and other reorganization expenses for the quarter ended September 30, 2013 were $12 million compared with $1 million in the year-ago quarter. For the quarter ended September 30, 2013, these consisted of expenses primarily related to third-party costs incurred in connection with the Company’s previously announced plan to separate its existing organization into two, separate, publicly traded companies.

For the nine months ended September 30, 2013, restructuring and other reorganization expenses were $43 million compared with $4 million in the year-ago period. For the nine months ended September 30, 2013, these consisted of $24 million of expenses related to third-party costs incurred in connection with the Company’s previously announced plan to separate its existing organization into two, separate publicly traded companies and $19 million related to severance. The $4 million of expenses in the nine months ended September 30, 2012 was related to restructuring expenses.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$107,483	2.58%	$129,621	2.58%	$114,387	2.50%	$133,887	2.45%
Private Education Loans	38,102	6.61	37,545	6.52	38,220	6.59	37,612	6.59
Other loans	113	10.39	173	9.20	123	9.77	180	9.40
Cash and investments	8,721	.17	11,578	.19	9,327	.18	10,340	.21

Total interest-earning assets	154,419	3.44%	178,917	3.26%	162,057	3.34%	182,019	3.19%

Non-interest-earning assets	4,356		4,842		4,402		4,802

Total assets	$158,775		$183,759		$166,459		$186,821

Average Liabilities and Equity
Short-term borrowings	$16,365	1.01%	$22,935	.85%	$17,509	1.01%	$26,070	.89%
Long-term borrowings	133,542	1.48	152,013	1.56	140,181	1.46	151,865	1.58

Total interest-bearing liabilities	149,907	1.43%	174,948	1.47%	157,690	1.41%	177,935	1.48%

Non-interest-bearing liabilities	3,315		3,938		3,458		3,896
Equity	5,553		4,873		5,311		4,990

Total liabilities and equity	$158,775		$183,759		$166,459		$186,821

Net interest margin		2.05%		1.82%		1.96%		1.74%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended September 30, 2013 vs. 2012
Interest income	$(124)	$81	$(205)
Interest expense	(104)	(15)	(89)

Net interest income	$(20)	$97	$(117)

Nine Months Ended September 30, 2013 vs. 2012
Interest income	$(300)	$195	$(495)
Interest expense	(302)	(84)	(218)

Net interest income	$2	$280	$(278)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$844	$—	$844	$2,540	$3,384
Grace, repayment and other(2)	39,425	65,153	104,578	36,760	141,338

Total, gross	40,269	65,153	105,422	39,300	144,722
Unamortized premium/(discount)	618	440	1,058	(726)	332
Receivable for partially charged-off loans	—	—	—	1,322	1,322
Allowance for loan losses	(82)	(48)	(130)	(2,144)	(2,274)

Total student loan portfolio	$40,805	$65,545	$106,350	$37,752	$144,102

% of total FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$1,506	$—	$1,506	$2,194	$3,700
Grace, repayment and other(2)	42,189	80,640	122,829	36,360	159,189

Total, gross	43,695	80,640	124,335	38,554	162,889
Unamortized premium/(discount)	691	745	1,436	(796)	640
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(97)	(62)	(159)	(2,171)	(2,330)

Total student loan portfolio	$44,289	$81,323	$125,612	$36,934	$162,546

% of total FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$41,445	$66,038	$107,483	$38,102	$145,585
% of FFELP	39%	61%	100%
% of total	29%	45%	74%	26%	100%

	Three Months Ended September 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$46,294	$83,327	$129,621	$37,545	$167,166
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$42,552	$71,835	$114,387	$38,220	$152,607
% of FFELP	37%	63%	100%
% of total	28%	47%	75%	25%	100%

	Nine Months Ended September 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$48,526	$85,361	$133,887	$37,612	$171,499
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

Student Loan Activity

	Three Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$41,874	$66,617	$108,491	$37,116	$145,607
Acquisitions and originations	57	54	111	1,498	1,609
Capitalized interest and premium/discount amortization	294	277	571	112	683
Consolidations to third parties	(382)	(254)	(636)	(19)	(655)
Sales	—	—	—	—	—
Repayments and other	(1,038)	(1,149)	(2,187)	(955)	(3,142)

Ending balance	$40,805	$65,545	$106,350	$37,752	$144,102

	Three Months Ended September 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$48,113	$84,720	$132,833	$36,454	$169,287
Acquisitions and originations	225	63	288	1,384	1,672
Capitalized interest and premium/discount amortization	335	371	706	193	899
Consolidations to third parties	(2,071)	(1,276)	(3,347)	(13)	(3,360)
Sales	(144)	—	(144)	—	(144)
Repayments and other	(1,180)	(1,409)	(2,589)	(917)	(3,506)

Ending balance	$45,278	$82,469	$127,747	$37,101	$164,848

	Nine Months Ended September 30, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	215	181	396	3,293	3,689
Capitalized interest and premium/discount amortization	874	862	1,736	522	2,258
Consolidations to third parties	(1,205)	(764)	(1,969)	(68)	(2,037)
Sales(1)	(102)	(12,147)	(12,249)	—	(12,249)
Repayments and other	(3,266)	(3,910)	(7,176)	(2,929)	(10,105)

Ending balance	$40,805	$65,545	$106,350	$37,752	$144,102

	Nine Months Ended September 30, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$50,440	$87,690	$138,130	$36,290	$174,420
Acquisitions and originations	2,375	636	3,011	2,876	5,887
Capitalized interest and premium/discount amortization	980	1,118	2,098	701	2,799
Consolidations to third parties	(4,501)	(2,536)	(7,037)	(55)	(7,092)
Sales	(428)	—	(428)	—	(428)
Repayments and other	(3,588)	(4,439)	(8,027)	(2,711)	(10,738)

Ending balance	$45,278	$82,469	$127,747	$37,101	$164,848

(1)	Includes $12.0 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Student Loan Allowance for Loan Losses Activity

	Three Months Ended September 30,
	2013			2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$133	$2,149	$2,282	$173	$2,186	$2,359
Less:
Charge-offs(1)	(15)	(205)	(220)	(23)	(250)	(273)
Student loan sales	—	—	—	(2)	—	(2)
Plus:
Provision for loan losses	12	195	207	18	252	270
Reclassification of interest reserve(2)	—	5	5	—	8	8

Ending balance	$130	$2,144	$2,274	$166	$2,196	$2,362

Troubled debt restructuring(3)	$—	$8,674	$8,674	$—	$6,897	$6,897

	Nine Months Ended September 30,
	2013			2012
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$159	$2,171	$2,330	$187	$2,171	$2,358
Less:
Charge-offs(1)	(57)	(649)	(706)	(68)	(709)	(777)
Student loan sales	(14)	—	(14)	(7)	—	(7)
Plus:
Provision for loan losses	42	607	649	54	712	766
Reclassification of interest reserve(2)	—	15	15	—	22	22

Ending balance	$130	$2,144	$2,274	$166	$2,196	$2,362

Troubled debt restructuring(3)	$—	$8,674	$8,674	$—	$6,897	$6,897

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

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Originations

The following table summarizes our Private Education Loan originations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Smart Option — interest only(1)	$361	$351	$811	$809
Smart Option — fixed pay(1)	481	428	1,026	845
Smart Option — deferred(1)	643	555	1,378	1,108
Other	13	15	62	69

Total Private Education Loan originations	$1,498	$1,349	$3,277	$2,831

(1)

Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See “Consumer Lending Portfolio Performance — Private Education Loan Repayment Options” for further discussion.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	September 30,
	2013		2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,541		$6,800
Loans in forbearance(2)	1,108		1,036
Loans in repayment and percentage of each status:
Loans current	28,856	91.2%	27,886	90.0%
Loans delinquent 31-60 days(3)	966	3.0	954	3.1
Loans delinquent 61-90 days(3)	641	2.0	504	1.6
Loans delinquent greater than 90 days(3)	1,188	3.8	1,628	5.3

Total Private Education Loans in repayment	31,651	100%	30,972	100%

Total Private Education Loans, gross	39,300		38,808
Private Education Loan unamortized discount	(726)		(814)

Total Private Education Loans	38,574		37,994
Private Education Loan receivable for partially charged-off loans	1,322		1,303
Private Education Loan allowance for losses	(2,144)		(2,196)

Private Education Loans, net	$37,752		$37,101

Percentage of Private Education Loans in repayment		80.5%		79.8%

Delinquencies as a percentage of Private Education Loans in repayment		8.8%		10.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.4%		3.2%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		83.2%		77.1%

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)

Loans for customers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Allowance at beginning of period	$2,149	$2,186	$2,171	$2,171
Provision for Private Education Loan losses	195	252	607	712
Charge-offs(1)	(205)	(250)	(649)	(709)
Reclassification of interest reserve(2)	5	8	15	22

Allowance at end of period	$2,144	$2,196	$2,144	$2,196

Charge-offs as a percentage of average loans in repayment (annualized)	2.6%	3.2%	2.7%	3.1%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	2.5%	3.1%	2.6%	3.0%
Allowance as a percentage of ending total loans	5.3%	5.5%	5.3%	5.5%
Allowance as a percentage of ending loans in repayment	6.8%	7.1%	6.8%	7.1%
Average coverage of charge-offs (annualized)	2.6	2.2	2.5	2.3
Ending total loans(3)	$40,622	$40,111	$40,622	$40,111
Average loans in repayment	$31,630	$30,816	$31,631	$30,577
Ending loans in repayment	$31,651	$30,972	$31,651	$30,972

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

(3)	Ending total loans represents gross Private Education Loans, plus the receivable for partially charged-off loans.

The following table provides the detail for our traditional and non-traditional Private Education Loans for the quarters ended.

	September 30, 2013			September 30, 2012
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$37,151	$3,471	$40,622	$36,250	$3,861	$40,111
Ending loans in repayment	29,270	2,381	31,651	28,356	2,616	30,972
Private Education Loan allowance for losses	1,611	533	2,144	1,634	562	2,196
Charge-offs as a percentage of average loans in repayment (annualized)	2.1%	8.8%	2.6%	2.6%	10.5%	3.2%
Allowance as a percentage of ending total loan balance	4.3%	15.4%	5.3%	4.5%	14.6%	5.5%
Allowance as a percentage of ending loans in repayment	5.5%	22.4%	6.8%	5.8%	21.5%	7.1%
Average coverage of charge-offs (annualized)	2.7	2.5	2.6	2.3	2.0	2.2
Delinquencies as a percentage of Private Education Loans in repayment	7.7%	22.7%	8.8%	8.6%	25.1%	10.0%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.2%	11.1%	3.8%	4.4%	14.6%	5.3%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.2%	5.4%	3.4%	3.1%	5.0%	3.2%
Loans that entered repayment during the period(2)	$1,009	$13	$1,022	$884	$23	$907
Percentage of Private Education Loans with a cosigner	70%	31%	67%	67%	30%	64%
Average FICO at origination	729	625	722	727	624	719

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2012 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $329 million and $187 million in allowance for Private Education Loan losses at September 30, 2013 and 2012, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Consumer Lending Segment — Private Education Loan Provision for Loan Losses and Charge-Offs” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Receivable at beginning of period	$1,334	$1,277	$1,347	$1,241
Expected future recoveries of current period defaults(1)	68	86	216	237
Recoveries(2)	(55)	(45)	(177)	(139)
Charge-offs(3)	(25)	(15)	(64)	(36)

Receivable at end of period	1,322	1,303	1,322	1,303
Allowance for estimated recovery shortfalls(4)	(329)	(187)	(329)	(187)

Net receivable at end of period	$993	$1,116	$993	$1,116

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of September 30, 2013 and 2012, respectively.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The number of loans in a forbearance status as a percentage of loans in repayment and forbearance increased to 3.4 percent in the third quarter of 2013 compared with 3.2 percent in the year-ago quarter. As of September 30, 2013, one percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of September 30, 2013 (customers made payments on approximately 29 percent of these loans as a prerequisite to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment — Portfolio data through September 30, 2013
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.6%	9.0%	5.4%
Current	51.0	59.5	67.3
Delinquent 31-60 days	3.1	2.0	0.4
Delinquent 61-90 days	1.9	1.1	0.1
Delinquent greater than 90 days	4.7	2.7	0.3
Forbearance	3.9	3.0	—
Defaulted	20.2	11.5	7.5
Paid	5.6	11.2	19.0

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2013, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.2 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.4 percent for loans that have been in active repayment status for more than 48 months. Approximately 65 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions) September 30, 2013	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,541	$6,541
Loans in forbearance	529	187	157	97	138	—	1,108
Loans in repayment — current	4,482	4,987	5,568	4,424	9,395	—	28,856
Loans in repayment — delinquent 31-60 days	247	193	180	134	212	—	966
Loans in repayment — delinquent 61-90 days	214	131	109	77	110	—	641
Loans in repayment — delinquent greater than 90 days	383	267	213	139	186	—	1,188

Total	$5,855	$5,765	$6,227	$4,871	$10,041	$6,541	39,300

Unamortized discount							(726)
Receivable for partially charged-off loans							1,322
Allowance for loan losses							(2,144)

Total Private Education Loans, net							$37,752

Loans in forbearance as a percentage of loans in repayment and forbearance	9.0%	3.2%	2.5%	2.0%	1.4%	—%	3.4%

(Dollars in millions) September 30, 2012	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	1 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,800	$6,800
Loans in forbearance	588	169	122	65	92	—	1,036
Loans in repayment — current	5,697	6,078	5,115	3,913	7,083	—	27,886
Loans in repayment — delinquent 31-60 days	341	198	165	104	146	—	954
Loans in repayment — delinquent 61-90 days	221	94	80	46	63	—	504
Loans in repayment — delinquent greater than 90 days	841	306	221	116	144	—	1,628

Total	$7,688	$6,845	$5,703	$4,244	$7,528	$6,800	38,808

Unamortized discount							(814)
Receivable for partially charged-off loans							1,303
Allowance for loan losses							(2,196)

Total Private Education Loans, net							$37,101

Loans in forbearance as a percentage of loans in repayment and forbearance	7.7%	2.5%	2.1%	1.5%	1.2%	—%	3.2%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the customer has used forbearance as of the dates indicated. As detailed in the table below, 6 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	September 30, 2013		September 30, 2012
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months customer has used forbearance
Up to 12 months	$838	76%	$796	77%
13 to 24 months	202	18	180	17
More than 24 months	68	6	60	6

Total	$1,108	100%	$1,036	100%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of September 30, 2013.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$ 23,090	$ 7,278	$ 1,283	$31,651
$ in total	27,838	10,127	1,335	39,300
Payment method by enrollment status:
In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of September 30, 2013 and 2012, customers in repayment owing approximately $5.0 billion (16 percent of loans in repayment) and $6.7 billion (22 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 10 percent and 11 percent were non-traditional loans as of September 30, 2013 and 2012, respectively.

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2013	$1,037	$46	$67
December 31, 2012	$904	$55	$67
September 30, 2012	$1,015	$62	$72

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	September 30,
	2013		2012
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$14,613		$19,512
Loans in forbearance(2)	13,191		16,448
Loans in repayment and percentage of each status:
Loans current	64,144	82.6%	75,085	83.0%
Loans delinquent 31-60 days(3)	3,798	4.9	4,970	5.5
Loans delinquent 61-90 days(3)	2,734	3.5	2,546	2.8
Loans delinquent greater than 90 days(3)	6,942	9.0	7,880	8.7

Total FFELP Loans in repayment	77,618	100%	90,481	100%

Total FFELP Loans, gross	105,422		126,441
FFELP Loan unamortized premium	1,058		1,472

Total FFELP Loans	106,480		127,913
FFELP Loan allowance for losses	(130)		(166)

FFELP Loans, net	$106,350		$127,747

Percentage of FFELP Loans in repayment		73.6%		71.6%

Delinquencies as a percentage of FFELP Loans in repayment		17.4%		17.0%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		14.5%		15.4%

(1)

Loans for customers who may still be attending school or engaging in other permitted educational activities and are not required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation, as well as loans for customers who have requested extension of grace period during employment transition or who have temporarily ceased making payments due to hardship or other factors.

(2)

Loans for customers who have used their allowable deferment time or do not qualify for deferment, that need additional time to obtain employment or who have temporarily ceased making payments due to hardship or other factors.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Allowance at beginning of period	133	173	159	187
Provision for FFELP Loan losses	12	18	42	54
Charge-offs	(15)	(23)	(57)	(68)
Student loan sales	—	(2)	(14)	(7)

Allowance at end of period	$130	$166	$130	$166

Charge-offs as a percentage of average loans in repayment (annualized)	.08%	.10%	.09%	.10%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.06%	.08%	.08%	.08%
Allowance as a percentage of ending total loans, gross	.12%	.13%	.12%	.13%
Allowance as a percentage of ending loans in repayment	.17%	.18%	.17%	.18%
Allowance coverage of charge-offs (annualized)	2.2	1.8	1.7	1.8
Ending total loans, gross	$105,422	$126,441	$105,422	$126,441
Average loans in repayment	$78,012	$90,898	$82,196	$92,157
Ending loans in repayment	$77,618	$90,481	$77,618	$90,481

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

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $3.2 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the issuance of additional bank deposits and unsecured debt, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our secured FFELP facilities.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term. We have $1.2 billion of cash at the Bank as of September 30, 2013 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations, but will continue to opportunistically purchase FFELP Loan portfolios from others.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	September 30, 2013	December 31, 2012
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,194	$2,376
Sallie Mae Bank(1)	1,222	1,598

Total unrestricted cash and liquid investments	$4,416	$3,974

Unencumbered FFELP Loans	$2,013	$1,656

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,270	$2,785	$2,445	$2,343
Sallie Mae Bank(1)	1,375	794	1,432	778

Total unrestricted cash and liquid investments	$3,645	$3,579	$3,877	$3,121

Unencumbered FFELP Loans	$1,932	$1,040	$1,839	$1,132

(1)	This amount will be used primarily to originate or acquire student loans at the Bank. See discussion below on restrictions on the Bank to pay dividends.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of September 30, 2013 and December 31, 2012, the maximum additional capacity under these facilities was $11.2 billion and $11.8 billion, respectively. For the three months ended September 30, 2013 and 2012, the average maximum additional capacity under these facilities was $11.4 billion and $11.1 billion, respectively. For the nine months ended September 30, 2013 and 2012, the average maximum additional capacity under these facilities was $11.1 billion and $11.3 billion, respectively.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans, net, comprised $13.5 billion of our unencumbered assets of which $11.5 billion and $2.0 billion related to Private Education Loans, net and FFELP Loans, net, respectively. At September 30, 2013, we had a total of $22.8 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. While applicable Utah and FDIC regulations differ in approach as to determinations of impairment of capital and surplus, neither method of determination has historically required the Bank to obtain consent to the payment of dividends. The Bank paid no dividends for the three months ended September 30, 2013. For the three months ended September 30, 2012, the Bank paid dividends of $75 million. For the nine months ended September 30, 2013 and 2012, the Bank paid dividends of $120 million and $345 million, respectively.

For further discussion of our various sources of liquidity, such as the FFELP Loan — other facilities, the Bank, our continued access to the ABS market, our Private Education Loans — other facilities and our issuance of unsecured debt, see “Note 6 — Borrowings” in our 2012 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	September 30, 2013	December 31, 2012
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$5.8	$6.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.6	6.6
Tangible unencumbered assets(1)	22.8	21.2
Unsecured borrowings	(27.1)	(26.7)
Mark-to-market on unsecured hedged debt(2)	(1.0)	(1.7)
Other liabilities, net	(1.9)	(1.4)

Total tangible equity	$5.2	$4.6

(1)	Excludes goodwill and acquired intangible assets.

(2)

At September 30, 2013 and December 31, 2012, there were $1.0 billion and $1.4 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

Transactions during the Nine Months Ended September 30, 2013

The following financing transactions have taken place in the first nine months of 2013:

Unsecured Financings:

•	January 28, 2013 — issued $1.5 billion senior unsecured bonds.

•	September 20, 2013 — issued $1.25 billion senior unsecured bonds.

FFELP ABS Financings:

•	February 14, 2013 — issued $1.2 billion FFELP ABS.

•	April 11, 2013 — issued $1.2 billion FFELP ABS.

•	June 20, 2013 — issued $1.2 billion FFELP ABS.

•	August 15, 2013 — issued $747 million FFELP ABS.

•	September 19, 2013 — issued $996 million FFELP ABS.

Private Education Loan ABS Financings:

•	January 31, 2013 — issued $0.3 billion Private Education Loan ABS funding a portfolio of previously issued auction rate securities that we had reacquired.

•	March 7, 2013 — issued $1.1 billion Private Education Loan ABS.

•	May 2, 2013 — issued $1.1 billion Private Education Loan ABS.

•	September 26, 2013 — issued $624 million Private Education Loan ABS.

FFELP ABCP Facility

On June 10, 2013, we closed on a new $6.8 billion credit facility that matures in June 2014 to facilitate the term securitization of FFELP Loans. The facility was used in June 2013 to refinance all of the FFELP Loans previously financed through the ED Conduit Program. As a result, we ended our participation in the ED Conduit Program.

Private Education Loan Facility

On July 17, 2013, we closed on a $1.1 billion asset-backed borrowing facility that matures on August 15, 2015. The facility was used to fund the call and redemption of our SLM 2009-D Private Education Loan Trust ABS, which occurred on August 15, 2013.

Shareholder Distributions

In third-quarter 2013, we paid a common stock dividend of $0.15 per share.

In July 2013, we authorized $400 million to be utilized in a new common share repurchase program that does not have an expiration date. There were no share repurchases in the third-quarter 2013.

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

The table below highlights exposure related to our derivative counterparties at September 30, 2013.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts
Exposure, net of collateral(1)	$83	$860
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	90%	37%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

(1)

Recent turmoil in the European markets has led to increased disclosure of exposure to those markets. Our securitization trusts had total net exposure of $740 million related to financial institutions located in France; of this amount, $540 million carries a guaranty from the French government. The total exposure relates to $5.7 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.4 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of September 30, 2013, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at September 30, 2013 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $90 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at September 30, 2013 and December 31, 2012, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three and nine months ended September 30, 2013 and 2012. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	September 30, 2013			December 31, 2012
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$3,201	$15,509	$18,710	$2,319	$15,446	$17,765
Bank deposits	5,732	1,896	7,628	4,226	3,088	7,314
Other(1)	806	—	806	1,609	—	1,609

Total unsecured borrowings	9,739	17,405	27,144	8,154	18,534	26,688

Secured borrowings:
FFELP Loan securitizations	—	91,690	91,690	—	105,525	105,525
Private Education Loan securitizations	—	19,434	19,434	—	19,656	19,656
FFELP Loan — other facilities	5,794	5,394	11,188	11,651	4,827	16,478
Private Education Loan — other facilities	—	878	878	—	1,070	1,070

Total secured borrowings	5,794	117,396	123,190	11,651	131,078	142,729

Total before hedge accounting adjustments	15,533	134,801	150,334	19,805	149,612	169,417
Hedge accounting adjustments	39	2,143	2,182	51	2,789	2,840

Total	$15,572	$136,944	$152,516	$19,856	$152,401	$172,257

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

Secured borrowings comprised 82 percent and 84 percent of our “Core Earnings” basis debt outstanding at September 30, 2013 and December 31, 2012, respectively.

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$17,642	3.24%	$18,342	3.03%	$17,936	3.21%	$18,225	2.95%
Bank deposits	7,418	1.11	5,191	1.37	7,471	1.16	5,409	1.49
Other(1)	759	.09	1,508	.24	1,108	.16	1,425	.17

Total unsecured borrowings	25,819	2.53	25,041	2.52	26,515	2.50	25,059	2.47

Secured borrowings:
FFELP Loan securitizations	91,777	1.00	106,652	1.10	96,949	.98	106,962	1.12
Private Education Loan securitizations	19,689	2.00	19,647	2.13	20,001	2.04	19,147	2.11
FFELP Loan — other facilities	12,079	1.01	22,030	.98	13,678	1.01	24,646	.97
Private Education Loan — other facilities	543	1.37	1,578	1.73	547	1.70	2,121	1.77

Total secured borrowings	124,088	1.16	149,907	1.22	131,175	1.15	152,876	1.23

Total	$149,907	1.40%	$174,948	1.41%	$157,690	1.38%	$177,935	1.40%

“Core Earnings” average balance and rate	$149,907	1.40%	$174,948	1.41%	$157,690	1.38%	$177,935	1.40%
Adjustment for GAAP accounting treatment	—	.03	—	.06	—	.03	—	.08

GAAP basis average balance and rate	$149,907	1.43%	$174,948	1.47%	$157,690	1.41%	$177,935	1.48%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our 2012 Form 10-K. There were no significant changes to these critical accounting policies during the first nine months of 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2013 and December 31, 2012, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise over the ensuing twelve months.

	As of September 30, 2013			As of September 30, 2012
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(41)	$5	$(244)	$(27)	$6	$(313)
Unrealized gains (losses) on derivative and hedging activities	273	446	1	548	952	(6)

Increase in net income before taxes	$232	$451	$(243)	$521	$958	$(319)

Increase in diluted earnings per common share	$.52	$1.01	$(.55)	$1.06	$1.96	$(.651)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At September 30, 2013
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$105,809	$(510)	—%	$(1,047)	(1)%
Private Education Loans	37,625	—	—	—	—
Other earning assets	9,612	—	—	(1)	—
Other assets	7,855	(340)	(4)	(604)	(8)%

Total assets gain/(loss)	$160,901	$(850)	(1)%	$(1,652)	(1)%

Liabilities
Interest-bearing liabilities	$148,690	$(804)	(1)%	$(2,239)	(2)%
Other liabilities	3,422	(28)	(1)	595	17

Total liabilities (gain)/loss	$152,112	$(832)	(1)%	$(1,644)	(1)%

	At December 31, 2012
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$125,042	$(738)	(1)%	$(1,438)	(1)%
Private Education Loans	36,081	—	—	—	—
Other earning assets	9,994	—	—	(1)	—
Other assets	8,721	(560)	(6)	(1,187)	(14)%

Total assets gain/(loss)	$179,838	$(1,298)	(1)%	$(2,626)	(1)%

Liabilities
Interest-bearing liabilities	$166,071	$(829)	—%	$(2,298)	(1)%
Other liabilities	3,937	(422)	(11)	(274)	(7)

Total liabilities (gain)/loss	$170,008	$(1,251)	(1)%	$(2,572)	(2)%

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

During the three months ended September 30, 2013 and 2012, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the September 30, 2013 and September 30, 2012 analyses is the result of one-month LIBOR-indexed FFELP Loans (loans formerly indexed to commercial paper) being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2013. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.6	$—	$5.6
Prime	annual	0.6	—	0.6
Prime	quarterly	4.1	—	4.1
Prime	monthly	19.3	—	19.3
Prime	daily	—	0.1	(0.1)
PLUS Index	annual	0.4	—	0.4
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	87.6	(87.6)
1-month LIBOR	monthly	14.1	36.3	(22.2)
1-month LIBOR daily	daily	99.9	—	99.9
CMT/CPI Index	monthly/quarterly	—	1.3	(1.3)
Non-Discrete reset(3)	monthly	—	14.3	(14.3)
Non-Discrete reset(4)	daily/weekly	9.6	4.9	4.7
Fixed Rate(5)		8.0	17.1	(9.1)

Total		$161.6	$161.6	$—

(1)	FFELP Loans of $46.9 billion ($42.5 billion LIBOR index and $4.4 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate securities and FFELP Loan-other facilities.

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

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.6	$—	$5.6
Prime	annual	0.6	—	0.6
Prime	quarterly	4.1	—	4.1
Prime	monthly	19.3	2.5	16.8
Prime	daily	—	0.1	(0.1)
PLUS Index	annual	0.4	—	0.4
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	71.6	(71.6)
1-month LIBOR	monthly	14.1	48.4	(34.3)
1-month LIBOR	daily	99.9	5.0	94.9
Non-Discrete reset(3)	monthly	—	14.3	(14.3)
Non-Discrete reset(4)	daily/weekly	9.6	4.9	4.7
Fixed Rate(5)		5.7	12.5	(6.8)

Total		$159.3	$159.3	$—

(1)	FFELP Loans of $15.2 billion ($13.9 billion LIBOR index and $1.3 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate securities and FFELP Loan-other facilities.

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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at September 30, 2013.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.5
Other loans	7.2
Cash and investments	.1

Total earning assets	7.1

Borrowings
Short-term borrowings	.3
Long-term borrowings	6.4

Total borrowings	5.8

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

At the time of this filing, the Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the UDFI. In July 2013, the FDIC notified the Bank that it plans to replace the existing cease and desist order with a new formal enforcement action that will more specifically address certain cited violations of Section 5 of the Federal Trade Commission Act, including with respect to the SCRA, and the ECOA and its implementing regulation, Regulation B, which will likely include civil money penalties and restitution. The Bank has been notified by the UDFI that it does not intend to join the FDIC in issuing the new enforcement action.

With respect to the alleged civil violations of Section 5 of the Federal Trade Commission Act relating to the SCRA, we are also in discussions with the DOJ, as the agency having primary authority for enforcement of SCRA matters, regarding settlement, remediation and a comprehensive restitution plan. In September 2013, we also received a Civil Investigative Demand from the CFPB as part of its separate investigation regarding allegations relating to our existing payment allocation practices and procedures, the same as those previously raised by the FDIC.

We have made and continue to make changes to the Bank’s oversight of significant activities performed outside the Bank by Company affiliates and to our business practices in order to comply with all applicable laws and regulations and the terms of any cease and desist orders, including in connection with our pursuit of a strategic plan to separate our existing organization into two publicly traded companies. We are cooperating fully with the FDIC, DOJ and CFPB in response to their investigations and requests for information and are in active discussions with each with respect to any potential actions to be taken against us. We could be required to, or otherwise determine to, make further changes to the business practices and products of the Bank and our other affiliates to respond to regulatory concerns. At the time of the filing, it is not possible to estimate a range of potential exposure, if any, to amounts that may be payable or costs that must be incurred to comply with the terms of any order.

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

At the time of this filing, the Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the UDFI. In July 2013, the FDIC notified the Bank that it plans to replace the existing cease and desist order with a new formal enforcement action that will more specifically address certain cited violations of Section 5 of the Federal Trade Commission Act, including with respect to the SCRA, and the ECOA and its implementing regulation, Regulation B, which will likely include civil money penalties and restitution. The Bank has been notified by the UDFI that it does not intend to join the FDIC in issuing the new enforcement action.

With respect to the alleged civil violations of Section 5 of the Federal Trade Commission Act relating to the SCRA, we are also in discussions with the DOJ, as the agency having primary authority for enforcement of SCRA matters, regarding settlement, remediation and a comprehensive restitution plan. In September 2013, we also received a Civil Investigative Demand from the CFPB as part of its separate investigation regarding allegations relating to our existing payment allocation practices and procedures, the same as those previously raised by the FDIC.

We have made and continue to make changes to the Bank’s oversight of significant activities performed outside the Bank by Company affiliates and to our business practices in order to comply with all applicable laws and regulations and the terms of any cease and desist orders, including in connection with our pursuit of a strategic plan to separate our existing organization into two publicly traded companies. We are cooperating fully with the FDIC, DOJ and CFPB in response to their investigations and requests for information and are in active discussions with each with respect to any potential actions to be taken against us. We could be required to, or otherwise determine to, make further changes to the business practices and products of the Bank and our other affiliates to respond to regulatory concerns. Such changes to the business practices and products of the Bank or our other affiliates in response to current or future regulatory concerns and enforcement, or other action by the above referenced or other regulators, which may include civil money penalties and require restitution to customers, could materially and adversely impact our business, financial condition and results of operations.

The proposed separation of our current business into two, separate, publicly traded entities is contingent upon the satisfaction of a number of conditions, which may not be consummated on the terms or timeline currently contemplated or may not achieve the intended results. Though we are unaware of any applicable requirement that the FDIC, UDFI or CFPB approve of the proposed separation, we can give no assurances that they or other consumer or financial regulators will not affect the timing, manner or terms of the separation.

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

The Bank is subject to state and FDIC regulation, oversight and regular examination and it remains subject to a cease and desist order originally issued in 2008 citing weaknesses in its compliance function. Many of these weaknesses have previously been attributed to the Bank’s oversight of significant activities performed outside the Bank by Company affiliates-a condition that we are seeking, in part, to eliminate through the separation of our current business into two companies. There can be no assurance the FDIC, UDFI and CFPB will approve of our efforts to operationalize the Bank and minimize the number of activities performed by Company affiliates or acknowledge these efforts under the existing cease and desist order. Our failure to comply with various laws and regulations or with the terms of the cease and desist order, or any assertion of any such failure that is raised by any regulator could result in litigation expenses, restitution, fines, business sanctions, and limitations on our ability to fund Private Education Loans, which are currently funded by deposits raised by the Bank, or restrictions on the operations of the Bank. Furthermore, the FDIC, UDFI or CFPB could require us to undertake significant changes to the manner in which we currently provide services to the Bank through our affiliates. If we are unable to demonstrate to the FDIC, UDFI and CFPB the benefits of the design and execution of the proposed separation, these changes could come at significant cost and impede or delay our ability to complete the separation of our business in the time or manner we currently estimate. The imposition of fines, penalties or other limitations on the Bank’s business or our ability to complete the separation could materially and adversely impact our business, financial condition and results of operations.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs, limit our access to the markets or trigger obligations under certain provisions in collateralized agreements.

As a result of the proposed separation, the rating agencies have taken certain negative ratings actions with regard to the Company, including, in one instance, the lowering of the Company’s senior unsecured long-term credit rating to below investment grade level with negative implications and with respect to certain other rating agencies, placing the senior unsecured long-term credit ratings on negative watch. The Company’s senior unsecured long-term credit rating had already been rated below investment grade level by one agency. There can be no assurance that the Company’s credit ratings will not be reduced further or reduced by other rating agencies at the conclusion of their credit review. There can be no assurance as to the ratings, if any, of the new entities or holding companies if the separation occurs as currently contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2013.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 — July 31, 2013	.1	$24.72	—	$400
August 1 — August 31, 2013	.1	24.85	—	400
September 1 — September 30, 2013	.1	24.89	—	400

Total third-quarter 2013	.3	$24.73	—

(1)

The total number of shares purchased includes: (i) shares purchased under the stock repurchase program discussed below, and (ii) shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	In July 2013, our board of directors authorized us to purchase up to $400 million of shares of our common stock.

The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2013 was $24.90.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/s/ JOSEPH A. DEPAULO
Joseph A. DePaulo
Executive Vice President - Banking and Finance (Principal Financial Officer)

Date: October 28, 2013