Form 10-K
period 2013-12-31
SLM CORP
filed 2014-02-19
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was $9.9 billion (based on closing sale price of $22.86 per share as reported for the NASDAQ Global Select Market).

As of January 31, 2014, there were 428,698,212 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement relating to the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains “forward-looking” statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on our business; risks associated with restructuring initiatives, including our recently announced strategic plan to separate our existing operations into two, separate, publicly-traded companies; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations. References to NewCo and SLM BankCo (as defined herein) forward-looking in nature and dependent on the successful completion of the Spin-Off, as discussed herein.

Definitions for certain capitalized terms used in this Annual Report on Form 10-K can be found in the “Glossary” at the end of this report.

References in this Annual Report on Form 10-K to “we,” “us,” “our” “Sallie Mae” and the “Company,” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

AVAILABLE INFORMATION

Our website address is www.salliemae.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website, as well as in print to any stockholder upon request. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Principal Executive Officer or Principal Financial Officer) by posting such information on our website. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

PART I.

Item 1.	Business

Overview

SLM Corporation, more commonly known as Sallie Mae, is the nation’s leading saving, planning and paying for education company. For 40 years, we have made a difference in students’ and families’ lives, helping more than 31 million Americans pay for college. We recognize there is no single way to achieve this task, so we provide a range of products to help families whether college is a long way off or right around the corner. We promote responsible financial habits that help our customers dream, invest and succeed.

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

On May 29, 2013, we announced our intent to separate into two distinct publicly-traded entities — an education loan management business (“NewCo”) and a consumer banking business (“SLM BankCo”). It is our intent to effect the separation through the distribution of the common stock of NewCo, which was formed to hold the assets and liabilities associated with our education loan management business. In order to effect the separation, we will first undergo an internal corporate reorganization, which is necessary for the contemplated separation of NewCo from our consumer banking business. This internal corporate reorganization will be then followed by a pro rata share distribution of all of the shares of NewCo common stock to our stockholders that will implement the actual separation of NewCo. Throughout this Annual Report on Form 10-K, we sometimes collectively refer to the proposed internal corporate reorganization and separation as the “Spin-Off.” “NewCo” was incorporated under the temporary name “New Corporation.” The actual and brand name of NewCo will be publicly disclosed prior to the Spin-Off in an amendment to New Corporation’s Form 10 registration statement. For a discussion of the reasons for the Spin-Off, its mechanics and the businesses to be retained by or transferred to and operated by NewCo and SLM BankCo, see the section titled “Reorganization and the Spin-Off.”

In this Annual Report on Form 10-K, we provide a review of our current business and operations as of and for the fiscal year ended December 31, 2013, as well as information regarding the proposed separation of our existing businesses in the event of the completion of the Spin-Off. Upon completion of the Spin-Off, SLM BankCo, a newly incorporated, publicly-traded holding company, will succeed and continue to operate our consumer banking business through Sallie Mae Bank, Upromise, Inc. (“Upromise”) and Sallie Mae Insurance Services. SLM BankCo will continue to use the brand name “Sallie Mae” and trade under our symbol “SLM.” NewCo, on the other hand, will hold the assets and liabilities related to our education loan management business, which constitute substantially all of our assets and liabilities, and NewCo will trade under a new symbol on the NASDAQ Global Select Market (the “NASDAQ”). Our historical financial statements prior to the Spin-Off will become the historical financial statements of NewCo. As a result, the presentation of the financial results of the business and operations of SLM BankCo, which will be the publicly-traded successor registrant to the Company, for periods arising after the completion of the Spin-Off will be substantially different from the presentation of our financial results in this Annual Report on Form 10-K and in our prior filings with the SEC. To provide additional information to our investors regarding the anticipated impact of the Spin-Off, we have included in this Annual Report on Form 10-K certain unaudited pro forma financial information of SLM BankCo, on a stand-alone basis as of and for the year ended December 31, 2013, to provide some reference for SLM BankCo’s expected reissued historical financial statements post Spin-Off and future manner of presentation of its financial condition and results of operations. See the section titled “SLM BankCo Pro Forma Financial Information (Unaudited).”

For a discussion of the products and services to be offered by each of NewCo and SLM BankCo following completion of the Spin-Off, see the sections titled “Business Segments,” “NewCo After the Spin-Off” and “SLM BankCo After the Spin-Off.”

The completion of the Spin-Off is subject to certain customary conditions, including final approval by our Board of Directors, confirmation of the tax-free nature of the transaction by the Internal Revenue Service (“IRS”), and the effectiveness of New Corporation’s registration statement, which was initially filed with the SEC on December 6, 2013 and subsequently amended on February 7, 2014, which can be accessed through the SEC’s website at www.sec.gov/edgar. The contemplated Spin-Off will not require a stockholder vote. Although we currently anticipate the Spin-Off will be completed during the first half of 2014, there can be no assurance as to when or if the Spin-Off will ultimately occur. See the section titled “Risks Related to the Spin-Off” in Item 1A. “Risk Factors” for a discussion of the risks and uncertainties related to the Spin-Off. All information in this Annual Report on Form 10-K regarding the proposed Spin-Off, and any description of the anticipated consumer banking business of the registrant after the Spin-Off, is qualified by the foregoing.

Our Approach to Advising Students and Families How to Pay for College

Students and their families use multiple sources of funding to pay for their college education, including savings, current income, grants, scholarships, federal education loans and Private Education Loans. We use “Private Education Loans” to mean education loans to students or their families that are non-federal loans not insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). We advise students and their families to follow a three-step process to pay for college. In recent years, we have increased our focus on business-to-consumer and business-to-business activities that align with each of these three steps and future plans revolve largely around continuing to develop these types of activities.

Step 1: Use scholarships, grants, savings and income.

We make available to consumers at no charge an extensive online database of scholarships which includes information about more than three million scholarships with an aggregate value in excess of $16 billion. Our Upromise consumer savings network helps families jumpstart their save-for-college plan by providing financial rewards on everyday purchases. Traditional savings products, like High-Yield Savings Accounts, Money Market Accounts and CDs, are available through Sallie Mae Bank.

Step 2: Pursue federal government loan options.

We encourage consumers to explore federal government loan options. Our free online tool, the Education Investment Planner, helps families estimate the full cost of a college degree and build a customized plan to pay for the full cost of a college degree. The Education Investment Planner takes families through a series of questions, prompting users to model various funding sources — including 529 college-savings plans, parent and student savings and income, scholarships, federal and state grants, institutional aid, and if necessary, federal and private student loans. The Education Investment Planner also estimates monthly payments on education loans and helps project how much a graduate would need to earn to keep payments manageable.

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

Our Approach to Assisting Students and Families in Repaying their Education Loans

In total, we provide service to approximately 13 million FFELP Loan, Direct Loan and Private Education Loan customers including cosigners, and post-default counseling to an additional 500,000 customers. This includes processing more than 70 million payments and making and responding to approximately 500 million calls annually. Employee emphasis is placed on providing service with accuracy, courtesy, consistency and empathy. If we fall short, we make it a priority to correct our mistake, and we make it a priority to prevent it from happening again.

We understand managing repayment of education loans is critical for students to achieve their educational goals, recognize their full earning potential, and develop a strong credit profile. A key indicator of future success in loan repayment is graduation. We encourage customers to plan for the full cost of their education to increase their likelihood of completing their course of study because we know that those who drop out or do not complete their course of study are more likely to default on their education loans.

When it comes to repaying education loans, customer success means making steady progress toward repayment, instead of falling behind on payments. Our experience has taught us that the transition from school to full repayment requires making and carrying out a financial plan. For many, this is their first borrowing experience. For new graduates, salaries grow over time, typically making payments easier to handle as their career progresses. It is also not uncommon for some to return to school, experience illness or encounter temporary interruptions in earnings.

To help customers manage these realities, we have made customer success and default prevention top priorities. Contact and counseling keep customers on track, and we go beyond what is required in our efforts to assist customers with past-due student loan payments. That outreach pays off: approximately 90 percent of federal loan customers we reach successfully leverage the options available to them to resolve their delinquency. As a result of our outreach, the federal education loans we service default at rates 30 percent better than the national average.

Most customers tell us they want to repay their loans as quickly as they can, thus minimizing their borrowing costs. Customers who request additional payment flexibility are most frequently in the early years of repayment. Having multiple repayment options from which to choose helps customers find a plan that is right for their individual situation. No one option serves all, and we use a variety of tools – such as videos, online resources, letters, text messaging, email, and live chat – to facilitate customer access to repayment information that allows them to make an informed choice that’s right for their financial circumstance and goals.

One of the hallmarks of our responsible borrowing philosophy is to encourage payments, even small ones, instead of no payment. When done while the student is in school and even when not required, even nominal payments may help minimize the accumulation of total indebtedness. We also recognize that, during periods of repayment, customers may struggle to meet their financial obligations. We work with each individual to understand their financial situations and identify alternative payment arrangements. And when we do, our counseling includes straight talk about debt, including the impact of delaying repayment on total borrowing costs.

Business Segments

Currently, we have three primary operating business segments — Consumer Lending, Business Services and FFELP Loans. A fourth segment — Other, primarily consists of the financial results of our holding company, including activities related to the repurchase of debt, the corporate liquidity portfolio and all overhead, as well as the results from certain, smaller wind-down and discontinued operations.

A summary of financial information for each of our business segments for each of the last three fiscal years is included in “Note 15 — Segment Reporting” to the consolidated financial statements.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. We continue to offer loan products to parents and graduate students where we believe we are competitive with similar federal education loan products. In this segment, we earn net interest income on our Private Education Loan portfolio (after provision for loan losses). Operating expenses for this segment include costs incurred to acquire and to service our loans.

Managed growth of our Private Education Loan portfolio is central not only to our strategy for growing the Consumer Lending segment but also for the future of Sallie Mae Bank. In 2013, we originated $3.8 billion of Private Education Loans, an increase of 14 percent and 39 percent from the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, 2012 and 2011, we had $37.5 billion, $36.9 billion, and $36.3 billion of Private Education Loans outstanding, respectively. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary — ‘Core Earnings’ Basis — Consumer Lending Segment” for a full discussion of our Consumer Lending business and related Private Education Loan portfolio.

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

We offer responsible Private Education Loan products to families and students. Since 2009, we have:

•	voluntarily required school certification of both the need for, and the amount of, all of our Private Education Loans;

•	introduced our Smart Option Student Loan product to emphasize payments while in school and to shorten repayment terms based on loan amounts and class level;

•	obtained cosigners on an average of 90 percent of all Private Education Loans originated; and

•	offered, through our rate reduction program, temporary relief to assist customers having difficulty making payments on their Private Education Loans.

In addition, we provide many repayment options — reduced monthly payments, interest-only payments, extended repayment schedules, temporary interest rate reductions and, if appropriate, forbearance — all scaled to a customer’s individual circumstances. These programs, much like the adjustments available to customers under federal student loans, must be used wisely given their potential to significantly increase the overall costs of education financing to customers.

Private Education Loans bear the full credit risk of the customer and cosigner. We manage this risk by underwriting and pricing based upon customized credit scoring criteria and the addition of qualified cosigners. For the year ended December 31, 2013, our annual charge-off rate for Private Education Loans (as a percentage of loans in repayment) was 2.8 percent, as compared with 3.4 percent for the prior year.

The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by Sallie Mae Bank, a Utah industrial bank subsidiary, which is regulated by the Utah Department of Financial Institutions

(“UDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2013, Sallie Mae Bank had total assets of $10.7 billion, including $6.7 billion in Private Education Loans and $1.4 billion of FFELP Loans. As of the same date, Sallie Mae Bank had total deposits of $9.3 billion. Sallie Mae Bank currently relies on both retail and brokered deposits to fund its assets and periodically sells originated Private Education Loans to affiliates for inclusion in securitization trusts or collection. See the section titled “SLM BankCo Funding Sources” for a description of SLM BankCo’s funding sources after the Spin-Off. Currently, Sallie Mae and its affiliates provide services and technology support to Sallie Mae Bank through various service agreements. See the section titled “SLM BankCo’s Post-Separation Relationship with NewCo” for a description of how these services will be provided after the Spin-Off.

Our ability to obtain deposit funding and offer competitive interest rates on deposits will become more important to sustain the continuing growth of our Private Education Loan originations. Our ability to obtain such funding is also dependent in part on the capital level of Sallie Mae Bank and compliance with other applicable regulatory requirements. At the time of this filing, there are no restrictions on Sallie Mae Bank’s ability to obtain deposit funding or the interest rates Sallie Mae Bank charges other than those restrictions generally applicable to all similarly situated banks.

At the time of this filing, Sallie Mae Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the UDFI. In July 2013, the FDIC notified us that it plans to replace the existing cease and desist order on Sallie Mae Bank with a new formal enforcement action against Sallie Mae Bank that would more specifically address certain cited violations of Section 5 of the Federal Trade Commission Act (the “FTC Act”), including practices relating to payment allocation practices and the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). In November 2013, the FDIC notified us that the new formal enforcement action would be against Sallie Mae Bank and an additional enforcement action would be against Sallie Mae, Inc. (“SMI”), in its capacity as a servicer of education loans for other financial institutions, and would include civil money penalties and restitution. Sallie Mae Bank has been notified by the UDFI that it does not intend to join the FDIC in issuing any new enforcement action. For additional information regarding these and related regulatory matters and the reserves we have recorded in connection therewith, see Item 3. “Legal Proceedings—Regulatory Matters.” Our failure to comply with various laws and regulations, the terms of the cease and desist order, or to timely address issues raised during any examination could result in limitations on our ability to obtain deposit funding in Sallie Mae Bank and could materially and adversely impact Sallie Mae Bank’s business, financial condition and results of operations.

Key Drivers of Private Education Loan Market Growth

The size of the Private Education Loan market is based on three primary factors: college enrollment levels, the costs of attending college and the availability of funds from the federal government to pay for a college education. The amounts that students and their families can contribute toward a college education and the availability of scholarships and institutional grants are also important. If the cost of education continues to increase at a pace exceeding family income and savings growth and the availability of federal fund grants, and scholarship levels remain constant or decrease, more students and families can be expected to borrow privately. If enrollment levels or college costs decline or the availability of federal fund grants and scholarships significantly increase, Private Education Loan originations could decrease.

•

Undergraduate and graduate enrollments at four-year institutions increased by approximately 16 percent from 2007 to 2011. According to ED’s projections released in January, 2013, enrollment is projected to increase by 12 percent from 2012 to 2021.[1] While a clear trend has not yet been identified, recent enrollment statistics indicate more moderate enrollment growth in the near term.

[1]	Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2021 (NCES 2013-008, January 2013)

•

Average tuition and fees at four-year public institutions and four-year private institutions were $8,893 and $30,094, respectively for Academic Year (“AY”) 2013-2014 and have increased at a compound annual growth rate of 6.7 percent and 4.7 percent, respectively, since AY 2003-2004.[2]

•

There has been a 48 percent increase in borrowing from federal loan programs since AY 2007-2008. In AY 2012-2013, borrowing from federal loan programs, according to the College Board, totaled $101.5 billion, an increase of 136 percent since AY 2002-2003.[3] A substantial portion of this increase was driven by the creation of the Grad PLUS program in 2006 and increases in federal borrowing limits in 2007 and 2008. The College Board also reported that, over the same time period, federal grants increased 198 percent to $47 billion. In AY 2012-2013, borrowing from Private Education Loan programs increased to an estimated $7.2 billion, up 13 percent over the previous year; an increase of 3 percent as compared to AY 2002-2003 levels.[2]

Tuition and fees represent only a portion of total costs of attendance. Utilizing consistent data from available public sources with regard to room and board, books and supplies and transportation costs, we have estimated total costs of college attendance have grown from approximately $324 billion for AY 2007-2008 to $438 billion for AY 2012-2013.3

We face competition for Private Education Loans from a group of the nation’s larger banks and local credit unions.

Implications of the Spin-Off

If the Spin-Off occurs, SLM BankCo and its subsidiaries will continue to originate, finance and service Private Education Loans and earn revenue on the Private Education Loan portfolio held by SLM BankCo and its affiliates. By agreement, NewCo will not originate Private Education Loans prior to 2019. On a pro forma basis as of December 31, 2013 and as currently proposed as part of the Spin-Off, SLM BankCo will retain approximately $6.5 billion of our Private Education Loan portfolio, and NewCo will continue to service and collect on its own portfolio of education loans, as well as on those owned by numerous banks, credit unions and non-profit education lenders.

During a transition period, NewCo and its affiliates will assist SLM BankCo in the servicing and collections on the Private Education Loans held by SLM BankCo and its affiliates. It is currently anticipated that NewCo will also continue to service Private Education Loans owned by SLM BankCo with respect to individual borrowers who also have Private Education Loans which are owned by NewCo. NewCo will also service and collect on SLM BankCo’s portfolio of FFELP Loans. For additional information, see the section titled “SLM BankCo’s Post-Separation Relationship with NewCo.”

Business Services Segment

We are currently the largest holder, servicer and collector of loans made under the previously existing FFELP, and the majority of our income has been derived, directly or indirectly, from our portfolio of FFELP Loans and servicing we have provided for FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under FFELP. The terms and conditions of existing FFELP Loans were not affected by this legislation. Our FFELP Loan portfolio will amortize over approximately 20 years. The fee income we have earned from providing servicing and contingent collection services on such loans will similarly decline over time. For a full description of FFELP, see Appendix A “Description of Federal Family Education Loan Program.” We also provide servicing, loan default aversion and defaulted loans collection services on

[2]

Source: The College Board—Trends in College Pricing 2013. © 2013 The College Board. www.collegeboard.org. Cost of attendance is in current dollars and includes tuition, fees and on-campus room and board.

[3]	Extrapolated from various materials produced by U.S. Department of Education, College Board, McKinsey & Company, MeasureOne, National Student Clearing House, Company Analysis.

behalf of Guarantors of FFELP Loans and other institutions, including the U.S. Department of Education (“ED”). With the elimination of FFELP in July 2010, these FFELP-related revenue sources will continue to decline.

After the Spin-Off is completed, NewCo will perform substantially all of the activities of our existing Business Services segment, other than the activities of Upromise and Sallie Mae Insurance Services, which will be carried on by SLM BankCo.

•

Servicing revenues from the FFELP Loans we own and manage represent intercompany charges to the FFELP Loans segment at rates paid to us by the trusts which own the loans. These fees are legally the first payment priority of the trusts and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $530 million in 2013 from $670 million in 2012. Intercompany loan servicing revenues will decline as the FFELP portfolio amortizes. Prepayments of FFELP Loans could further accelerate the rate of decline.

•

In 2013, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $38 million, down from $44 million in 2012. These fees will continue to decline as the portfolio amortizes. Prepayments of FFELP Loans could further accelerate the rate of decline.

•

We provide default aversion, post default collections and claims processing to 15 of the 30 Guarantor agencies that serve as an intermediary between the U.S. federal government and FFELP lenders and are responsible for paying the claims made on defaulted loans. In 2013, collection revenue from Guarantor clients totaled $303 million, compared to $264 million the prior year. As FFELP Loans are no longer originated, these revenues will generally decline over time unless we acquire additional work for Guarantor clients. The rate at which these revenues will decrease will also be affected by the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduces the amount to be paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated under Section 428F of the Higher Education Act (the “HEA”). The precise effect of the Budget Act will depend on the decisions of our Guarantor agency clients about their continued participation in FFELP default collections, as well as by how the fee reduction is implemented by ED. We earned approximately $283 million in fee income from these activities in 2013, and we currently estimate the Budget Act will reduce fee income in 2014 by approximately $60 million.

In 2013, FFELP-related revenues accounted for 77 percent of total Business Services segment revenues, as compared with 82 percent and 82 percent, respectively, for the previous two years. Total Business Services segment revenues were $1.16 billion for the year ended December 31, 2013, down from $1.20 billion for the prior year.

The end of the FFELP program will likely cause owners of FFELP Loan portfolios as well as Guarantors of those loans to seek to further reduce their FFELP servicing costs or sell those portfolios. Given the volume of FFELP Loans we service for our affiliates and third parties, we are, and after the Spin-Off NewCo will be, uniquely situated to adapt to the increasing levels of education loan-specific disclosure, compliance, servicing and collection standards which other financial institutions and servicers may not find economical to continue to support. Acquiring additional FFELP servicing volume as others sell FFELP portfolios, exit existing FFELP servicing businesses or seek to find lower cost providers for those services is a key component of our current Business Services growth strategy, notwithstanding the end of the FFELP program, and, after completion of the Spin-Off, will be a key component of NewCo’s Business Services segment growth strategy.

ED Collection and Servicing Contracts

Since 1997, we have provided collection services on defaulted student loans to ED, and these collection services will continue to be provided by the Company, or NewCo should the Spin-Off occur. The current contract runs through April 21, 2015. There are 21 other collection providers, of which we compete with 16 providers for account allocation based on quarterly performance metrics. The remaining five providers are small businesses that are ensured a particular allocation of business. As a consistent top performer, our share of allocated accounts has ranged from six percent to eight percent for this contract period. Currently, we are participating in ED’s procurement process for a new debt collection contract and expect them to announce the recipients by April 30, 2014.

Since the second quarter of 2009, we have been one of four large servicers awarded a servicing contract by ED to service Direct Student Loan Program (“DSLP”) federal loans owned by ED. We serviced approximately 5.7 million accounts under this DSLP servicing contract as of December 31, 2013. The DSLP servicing contract spans five years with one five-year renewal at the option of ED. In November 2013, ED gave notice to Sallie Mae of its intent to exercise its five-year renewal option to extend the DSLP servicing contract. As such, we will continue to compete for DSLP servicing volume from ED with the three other large servicing companies that also have similar contracts. New account allocations for the upcoming contract year are awarded annually based on each company’s performance on five different metrics over the most recently ended contract year: defaulted borrower count, defaulted borrower dollar amount, a survey of borrowers, a survey of schools and a survey of ED personnel. Pursuant to the contract terms related to annual volume allocation of new loans, the maximum any servicer could be awarded is 40 percent of net new borrowers in that contract year. Our share of new loans serviced for ED under the contract increased to 18 percent in 2013 from 15 percent in the prior contract year as a result of our relative standing, as compared to other servicing companies, on the ED Scorecard. We earned $109 million of revenue under the contract for the year ended December 31, 2013.

To date, the DSLP servicing contract with ED has not contributed meaningful net income to us; however, the opportunity to significantly and profitably expand the services we can provide under the DSLP directly to ED or otherwise, has been an important component of the Business Services segment’s growth strategy and will continue to be an important component of NewCo’s Business Services segment growth strategy if the Spin-Off occurs. In fiscal year 2014, ED is projected to originate more than $112 billion in new federal education loans and spend more than $1.7 billion in contracted services. To expand the services we provide under the DSLP, we or, upon completion of the Spin-Off, NewCo will seek to improve on the performance metrics that determine the allocation of new accounts under the servicing contract with ED.

We have generated significant volumes of work and consistently delivered high levels of objectively measurable performance under both the ED collection contract and the DSLP servicing contract. However, to date, the servicing contract structure has not permitted us to scale the work we are doing to achieve meaningful profitability.

Other

Upromise generates transaction fees through our Upromise consumer savings network. Since inception through December 31, 2013, members have earned approximately $800 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, using the Upromise World MasterCard, or completing other qualified transactions. We earn a fee for the marketing and administrative services we provide to companies that participate in the Upromise savings network. We also compete with other loyalty shopping services and companies. After the Spin-Off, the Upromise consumer savings network will be operated by SLM BankCo.

Previously, we provided program management services for 529 college-savings plans through our 529 college-savings plan administration business and our Campus Solutions business provided processing capabilities to educational institutions designed to help campus business offices increase their services to students and families. However, in the second quarter of 2013, we sold our Campus Solutions business and recorded an after-tax gain of $38 million. Additionally, in the fourth quarter of 2013, we sold our 529 college-savings plan administration business and recorded an after-tax gain of $71 million.

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio (approximately $104.6 billion as of December 31, 2013) and the underlying debt and capital funding the loans. We are currently the largest holder of

FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. In the case of death, disability or bankruptcy of the borrower, these guarantees cover 100 percent of the loan’s principal and accrued interest. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment” for a full discussion of our FFELP Loans segment. After completion of the Spin-Off, we anticipate that SLM BankCo will retain only Sallie Mae Bank’s FFELP Loan portfolio (approximately $1.4 billion as of December 31, 2013), and NewCo will retain the remainder of our FFELP Loan portfolio (approximately $103.2 billion as of December 31, 2013).

As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the net interest margin recorded in the FFELP Loans segment is relatively stable and the capital we choose to retain with respect to the segment is modest. For more discussion of the FFELP and related credit support mechanisms, see Appendix A “Description of Federal Family Education Loan Program.”

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We continue to service the student loans in the trusts under existing agreements, and after completion of the Spin-Off, NewCo and its affiliates will continue to service and collect the student loans owned by such trusts. As a result of the sale of the Residual Interests in FFELP securitizations, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from our balance sheet and recorded a $312 million gain as part of “gains (losses) on sales of loans and investments” for the year ended December 31, 2013.

Our FFELP Loan portfolio will amortize over approximately 20 years. Our goal is to maximize the cash flow generated by the portfolio. We will seek to acquire other third-party FFELP Loan portfolios to add net interest income and servicing revenue, and this FFELP Loan acquisition strategy will be maintained by NewCo after the completion of the Spin-Off.

The HEA continues to regulate every aspect of the FFELP, including ongoing communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly could jeopardize the insurance and guarantees and federal support on these loans. The insurance and guarantees on our existing loans were not affected by the July 2010 termination of the FFELP program.

Other Segment

The Other segment consists primarily of the financial results related to activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from certain, smaller wind-down and discontinued operations within this segment. Overhead expenses include costs related to executive management, the Board of Directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology costs related to infrastructure and operations.

Supervision and Regulation

Overview

The following discussion addresses the significant areas of supervision and regulation applicable to our current business and operations.

We are subject to extensive regulation, examination and supervision by various federal, state and local authorities. Significant aspects of the laws and regulations that apply to us and our subsidiaries are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended, and as interpreted and applied, by federal, state and local agencies. Such statutes, regulations and policies are continually under review and are subject to change at any time, particularly in the current economic and regulatory environment.

As noted in more detail below, in coming years we expect the regulators overseeing several of our businesses will increase in number or change and consumer protection regulations and standards will evolve to become more detailed in scope. We expect this evolution will significantly add to our compliance, marketing, servicing and operating costs. Currently enhanced operations and compliance processes cannot provide assurance that past practices or products will not be the focus of examinations, inquiries or lawsuits, including, for example, the pending regulatory matters described in Item 3. “Legal Proceedings.” Prior to 2009, one or more of our current or then-existing subsidiaries were involved in the origination and sale of home mortgages, automobile loans, boat/RV/manufactured housing loans, construction loans, and other personal loans.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions to govern the practices and oversight of financial institutions and other participants in the financial markets. It imposes significant regulations, additional requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. It requires the issuance of many implementing regulations which will take effect over several years, making it difficult to anticipate the overall impact to us, our affiliates, including Sallie Mae Bank as well as our customers and the financial industry more generally. While the overall impact cannot be predicted with any degree of certainty, we are and will continue to be affected by the Dodd-Frank Act in a wide range of areas.

The Consumer Financial Protection Act, a part of the Dodd-Frank Act, established the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws, including regulatory oversight of the Private Education Loan industry, and to examine financial institutions for compliance. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions imposing fines and mandating large refunds to customers of several large banking institutions for practices relating to the sale of additional products associated with the extension of consumer credit. Once Sallie Mae Bank has four consecutive quarters with total assets of at least $10 billion, the CFPB will become its primary compliance supervisor. The UDFI and FDIC will remain the prudential regulatory authorities with respect to Sallie Mae Bank’s financial strength.

Throughout 2013, the CFPB continued to be active in the student loan industry and undertook a number of initiatives relative to the Private Education Loan Market and student loan servicing, including:

•

In February 2013, the CFPB published a notice soliciting information on potential options to offer more affordable repayment options to borrowers having difficulty repaying their private student loans. Based on the more than 28,000 comments received, on May 8, 2013, the CFPB published a report highlighting the ways in which private student loan debt can be a roadblock to financial soundness for consumers. The report analyzes the impact of private student loan debt on the broader economy, assesses recent actions of policymakers in the student loan market and discusses policy options put forth by the public regarding private student loans. Reports such as these may continue to influence regulatory developments in the student lending market. The report proposes a number of considerations for policymakers and market participants, such as refinancing relief and monthly payments more closely correlated with a borrower’s debt-to-income ratio. Certain of these CFPB recommendations in the report could negatively affect our private education loan portfolio if implemented. For a discussion on our approach to helping customers, see the section titled “Our Approach to Assisting Students and Families in Repaying their Education Loans.”

•

On October 16, 2013, the Private Education Loan Ombudsman within the CFPB submitted its second report based on Private Education Loan inquiries received through the CFPB portal from October 1, 2012 through September 30, 2013, including 1,327 inquiries transmitted to Sallie Mae during that period. The Dodd-Frank Act created the Private Education Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman reports to Congress annually on the trends and issues that it identifies through this process. The report offers analysis, commentary and recommendations to address issues reported by consumers. The report’s key observations included: (1) just under 50 percent of all private student loan inquiries received were related to consumers seeking a loan modification or other option to reduce their monthly payment; (2) payment processing problems continue to represent a significant amount of the inquiries received by the CFPB, such as confusion about payment application policies, the application of excess payments and underpayments, timing of payment processing, access to payment histories, lost payments, obtaining payoff information and servicing transfers; and (3) many of the private student loan inquiries mirror the problems heard from consumers in the mortgage market and that recent changes to mortgage servicing and credit card servicing practices might be applicable to the Private Education Loan market.

•

On December 3, 2013, the CFPB issued a final rule defining larger participants of the student loan servicing market. The rule, which will become effective on March 1, 2014, will allow the CFPB to federally supervise certain nonbank student loan servicers for the first time. Under the final rule, the CFPB will have supervisory authority over any nonbank student loan servicer that services more than one million borrower accounts, including accounts for both Private Education Loans and federal student loans. Our student loan servicing subsidiaries will be subject to this new oversight. The CFPB’s supervision will include gathering reports, conducting examinations for compliance with federal consumer financial laws and taking enforcement actions as appropriate, similar to the CFPB’s current supervisory authority over large bank student loan servicers.

Debt Collection Supervision

Consistent with the authority granted to it under the Dodd-Frank Act, the CFPB also maintains supervisory authority over larger consumer debt collectors. On October 24, 2012, the CFPB issued its final debt collection larger participant rule and examination procedures. The rule defines larger participants as third-party debt collectors, debt buyers and collection attorneys with more than $10 million in annual receipts resulting from consumer debt collection. The rule became effective January 2, 2013. Under the rule, our collection subsidiaries are considered larger participants and are subject to supervision. The issuance of the CFPB’s rules does not preempt the various and varied levels of state consumer and collection regulations to which the activities of our subsidiaries are currently subject. We also utilize third-party debt collectors to collect certain defaulted and charged-off education loans. We continue to be responsible for oversight of their procedures and controls.

Regulation of Sallie Mae Bank

Sallie Mae Bank was chartered in 2006 and is a Utah industrial bank regulated by the FDIC and the UDFI. We are currently not a bank holding company and therefore are not subject to the regulation applicable to bank holding companies. However, we and our non-bank subsidiaries are subject to regulation and oversight as institution-affiliated parties. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us, Sallie Mae Bank and our other non-bank subsidiaries.

General

Sallie Mae Bank is currently subject to primary regulation and examination by the FDIC and the UDFI. Numerous other federal and state laws as well as regulations promulgated by the FDIC and the state banking regulator govern almost all aspects of the operations of Sallie Mae Bank and, to some degree, our operations and those of our non-bank subsidiaries as institution-affiliated parties.

Actions by Federal and State Regulators

Like all depository institutions, Sallie Mae Bank is regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the UDFI and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions on Sallie Mae Bank’s part if they determine that it has insufficient capital or other resources, or is otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, Sallie Mae Bank’s regulators can require it to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which Sallie Mae Bank would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

Enforcement Powers

We and our nonbank subsidiaries are “institution-affiliated parties” of Sallie Mae Bank, including our management, employees, agents, independent contractors and consultants, and are generally subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking regulators also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

At the time of this filing, Sallie Mae Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the UDFI. In July 2013, the FDIC notified us that it plans to replace the existing cease and desist order on Sallie Mae Bank with a new formal enforcement action against Sallie Mae Bank that would more specifically address certain cited violations of Section 5 of the FTC Act, including practices relating to payment allocation practices and the disclosures and assessments of certain late fees, as well as alleged violations under the SCRA. In November 2013, the FDIC notified us that the new formal enforcement action would be against Sallie Mae Bank and an additional enforcement action would be against SMI, in its capacity as a servicer of education loans for other financial institutions, and would include civil money penalties and restitution. Sallie Mae Bank has been notified by the UDFI that it does not intend to join the FDIC in issuing any new enforcement action. For additional information regarding these regulatory and related matters and the reserves we have recorded in connection therewith, see Item 3. “Legal Proceedings—Regulatory Matters.” We and Sallie Mae Bank may be required to, or otherwise determine to, make changes to the business practices and products of Sallie Mae Bank and our other affiliates to respond to regulatory concerns. Following the Spin-Off, Sallie Mae Bank will continue to oversee significant activities performed outside Sallie Mae Bank by affiliates.

Standards for Safety and Soundness

The Federal Deposit Insurance Act (the “FDIA”) requires the federal bank regulatory agencies such as the FDIC to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions, such as Sallie Mae Bank, relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, and asset quality. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking regulators have adopted regulations and interagency guidelines prescribing standards for safety and soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Dividends

The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to Sallie Mae Bank require minimum levels of capital that limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. Finally, the ability of Sallie Mae Bank to pay dividends, and the contents of its respective dividend policy, could be impacted by a range of regulatory changes made pursuant to the Dodd-Frank Act, many of which will require final implementing rules to become effective.

In addition to the foregoing, Sallie Mae Bank’s annual business plans are periodically reviewed by the FDIC. Recently the FDIC expressed its objection to the payment of dividends from Sallie Mae Bank to the Company prior to the completion of the Spin-Off. The bases for the objection are unrelated to the current capitalization of Sallie Mae Bank or the results of its operations. The FDIC has stated its preference that Sallie Mae Bank refrain from making periodic dividends to the Company for any reason other than the payment of the normal quarterly cash dividend paid by the Company to holders of its two series of preferred stock until all terms of the pending formal enforcement action with the FDIC are resolved and the Spin-Off has been completed. Sallie Mae Bank does not expect to declare such a dividend prior to the occurrence of the Spin-Off and not doing so will not materially or adversely affect the financial condition, operations or liquidity of the Company and its subsidiaries taken as a whole. If the FDIC continues its general objection to the payment of dividends from Sallie Mae Bank to its parent for an extended period of time after the completion of the Spin-Off, SLM BankCo’s financial condition, operations, liquidity and ability to access capital markets could be materially and adversely affected.

Capital Requirements under Basel III

The current risk-based capital guidelines that apply to Sallie Mae Bank are based on the 1988 Basel I capital accord. In 2007, the federal banking regulators established capital standards based on the advanced internal ratings-based approach for credit risk and the advanced measurement approaches for operational risk contained in the Basel Committee’s second capital accord, referred to as “Basel II,” for the largest and most internationally active U.S. banking organizations, which do not and, following the Spin-Off, will not include Sallie Mae Bank. In December 2010, the Basel Committee reached agreement on a revised set of regulatory capital standards: Basel III. These new standards, which are aimed at increasing the quality and quantity of regulatory capital, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress.

In July 2013, the federal banking regulators issued the U.S. Basel III final rule. The final rule implements the Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. Certain aspects of the final rule, such as the new minimum capital ratios and the revised methodology for calculating risk-weighted assets, will become effective on January 1, 2015 for Sallie Mae Bank. Other aspects of the final rule, such as the capital conservation buffer and the new regulatory deductions from and adjustments to capital, will be phased in over several years beginning on January 1, 2015.

Consistent with the Basel Committee’s Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including Sallie Mae Bank. Failure to maintain the capital conservation buffer will result in increasingly stringent restrictions on a banking organization’s ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. The final rule also increases the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, while maintaining the current minimum total risk-based capital ratio of 8 percent. In addition, for the largest and most internationally active U.S. banking organizations, which do not, and following the Spin-Off will not, include Sallie Mae Bank, the final rule includes a new minimum supplementary leverage ratio that takes into account certain off-balance sheet exposures.

The U.S. Basel III final rule focuses regulatory capital on Common Equity Tier 1 capital, and introduces new regulatory adjustments and deductions from capital as well as narrower eligibility criteria for regulatory capital instruments. The new eligibility criteria for regulatory capital instruments results in, among other things, cumulative perpetual preferred stock not qualifying as Tier 1 capital.

Stress Testing Requirements

As of December 31, 2013, Sallie Mae Bank had total assets of $10.7 billion. Once Sallie Mae Bank’s average total assets over four consecutive quarters exceed $10 billion, it will subsequently become subject to annual Dodd-Frank Act stress testing requirements. The Dodd-Frank Act imposes stress test requirements on banking organizations with total consolidated assets of more than $10 billion. The FDIC’s implementing regulations require FDIC-regulated depository institutions, such as Sallie Mae Bank, to conduct annual company-run stress test scenarios provided by the FDIC and publish a summary of those results.

Deposit Insurance and Assessments

Deposits at Sallie Mae Bank are insured by the Deposit Insurance Fund (the “DIF”), as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio (“DRR”) of 1.35 percent of estimated insured deposits, required that the fund reserve ratio reach 1.35 percent by September 30, 2020, and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the FDIA.

In December of 2010, the FDIC adopted a final rule setting the DRR at 2.0 percent. Furthermore, on February 7, 2011, the FDIC issued a final rule changing its assessment system from one based on domestic deposits to one based on the average consolidated total assets of a bank minus its average tangible equity during each quarter. The February 7, 2011 final rule modifies two adjustments added to the risk-based pricing system in 2009 (an unsecured debt adjustment and a brokered deposit adjustment), discontinues a third adjustment added in 2009 (the secured liability adjustment), and adds an adjustment for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. Under the February 7, 2011 final rule, the total base assessment rates will vary depending on the DIF reserve ratio.

With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. For more information on Sallie Mae Bank’s deposits, see the section titled “Certain Unaudited Financial and Statistical Information of SLM BankCo and Sallie Mae Bank.”

Regulatory Examinations

Sallie Mae Bank currently undergoes regular on-site examinations by Sallie Mae Bank’s regulators, which examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

Source of Strength

Under the Dodd-Frank Act, we are required to serve as a source of financial strength to Sallie Mae Bank and to commit resources to support Sallie Mae Bank in circumstances when we might not do so absent the statutory requirement. Any loans by us to Sallie Mae Bank would be subordinate in right of payment to depositors and to certain other indebtedness of Sallie Mae Bank.

Community Reinvestment Act

The Community Reinvestment Act requires the FDIC to evaluate the record of Sallie Mae Bank in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on Sallie Mae Bank.

Privacy Laws

Financial institutions are required to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and Sallie Mae Bank is subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.

Regulation of Systemically Important Non-Bank Financial Companies

As directed by the Dodd-Frank Act, on April 3, 2012, the Financial Stability Oversight Council (“FSOC”) approved the final rule and interpretive guidance it will use for designating non-bank financial companies as systemically important to the financial stability of the United States and subject to supervision by the Board of Governors of the Federal Reserve System (the “FRB”) under enhanced prudential supervision and regulatory standards. To be subject to FRB enhanced supervision, a non-bank financial company’s material financial distress, its nature, scope, size, scale, concentration, interconnectedness, or mix of activities, must pose a threat to the financial stability of the United States. For a further discussion of the risks and implications of being designated a Systematically Important Financial Institution (“SIFI”), see Item 1A. “Risk Factors — Legal, Regulatory and Compliance.”

While we have no way of knowing the qualitative judgments the FSOC will use in the future to determine if a non-bank financial company merits SIFI designation, and no assurances can be given, we continue to believe it is unlikely the FSOC will determine that we qualify for SIFI designation, especially in light of the proposed Spin-Off of NewCo from Sallie Mae Bank, which will reduce the complexity of both organizations.

Oversight of Derivatives

The Dodd-Frank Act created a comprehensive new regulatory framework for derivatives transactions, to be implemented by the Commodity Futures Trading Commission and the SEC. This new framework, among other things, subjects certain swap participants to new capital and margin requirements, recordkeeping and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. The scope of potential exemptions remains to be further defined through agency rulemakings. Moreover, while we may or may not qualify for exemptions, many of our derivatives counterparties are likely to be subject to the new capital, margin and business conduct requirements.

Other Significant Sources of Regulation

Many aspects of our businesses are subject to regulation by federal and state regulation and administrative oversight. Some of the most significant of these are described below.

HEA

We are subject to the HEA and our student loan operations are periodically reviewed by ED and Guarantors. As a servicer of federal student loans, we are subject to ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured student loans. In connection with our servicing operations, we must comply with, on behalf of Guarantor clients, ED regulations that govern Guarantor activities as well as agreements for reimbursement between ED and our Guarantor clients.

Federal Financial Institutions Examination Council

As a third-party service provider to financial institutions, we are also subject to examination by the Federal Financial Institutions Examination Council (the “FFIEC”). The FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the FRB, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency and the CFPB and to make recommendations to promote uniformity in the supervision of financial institutions.

Consumer Protection and Privacy

Our originating and servicing of federal and Private Education Loans and our debt collection and receivables management activities subject us to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant laws and regulations that are applicable to our business include:

•	various laws governing unfair, deceptive or abusive acts or practices;

•	the federal Truth-In-Lending Act and Regulation Z issued by the FRB, which governs disclosures of credit terms to consumer borrowers;

•	the Fair Credit Reporting Act and Regulation V issued by the FRB, which governs the use and provision of information to consumer reporting agencies;

•	the ECOA and Regulation B issued by the FRB, which prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

the SCRA, which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that are related to the obligation or liability;

•	the Fair Debt Collection Act, which governs the manner in which consumer debts may be collected by collection agencies;

•	the Truth in Savings Act and Regulation DD issued by the FRB, which requires disclosure of deposit terms to consumers;

•	Regulation CC issued by the FRB, which relates to the availability of deposit funds to consumers;

•

the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act and Regulation E issued by the FRB, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights

•	the Telephone Consumer Protection Act, which governs communication methods that may be used to contact customers; and

•	the Gramm-Leach-Bliley Act, which governs the ability of financial institutions to disclose nonpublic information about consumers to non-affiliated third parties.

Employees

At December 31, 2013, we had approximately 7,200 employees, none of which are covered by collective bargaining agreements.

Reorganization and the Spin-Off

Background

On May 29, 2013, we first announced our intent to separate into two distinct publicly-traded entities — an education loan management business and a consumer banking business. The education loan management business will be comprised primarily of our portfolios of education loans not held by Sallie Mae Bank at the effective date of the Spin-Off, as well as servicing and collection activities on these loans and loans held by third parties. The consumer banking business, comprised primarily of Sallie Mae Bank and its Private Education Loan origination business, the Private Education Loans it holds and a related servicing business, will be a consumer banking franchise with expertise in helping families save, plan and pay for college.

We are in the process of implementing our announced separation of our education loan management business in a new public company, NewCo, which is to be preceded by a related internal corporate reorganization. In connection with the Spin-Off, a newly incorporated, publicly-traded holding company, SLM BankCo, will succeed and continue to operate our consumer banking business through Sallie Mae Bank and Upromise, Inc. and Sallie Mae Insurance Services. SLM BankCo will continue using the brand name “Sallie Mae” and trade under the symbol “SLM” on the NASDAQ. NewCo was incorporated under the temporary name “New Corporation.” The actual and brand name of NewCo will be publicly disclosed prior to the Spin-Off in an amendment to New Corporation’s Form 10 registration statement, which was initially filed with the SEC on December 6, 2013 and subsequently amended on February 7, 2014, which can be accessed through the SEC’s website at www.sec.gov/edgar. NewCo will trade under a new symbol on the NASDAQ.

Private education loan origination will continue to be operated out of Sallie Mae Bank as a subsidiary of SLM BankCo. Sallie Mae Bank was chartered in 2006 and is a Utah industrial bank regulated by the UDFI and the FDIC. Sallie Mae Bank had total assets of $10.7 billion as of December 31, 2013, $6.7 billion of which were Private Education Loans and $1.4 billion of which were FFELP Loans.

We have the sole and absolute discretion to determine (and change) the terms of, and whether to proceed with, the Spin-Off and, if we determine to proceed, to determine the distribution date for the shares of NewCo common stock to the U.S. holders of our common stock. It is expected that the Spin-Off, if completed, will occur in the first half of 2014. Our ability to timely effect the Spin-Off is subject to customary conditions, including receipt of a private letter ruling from the IRS to the effect the Spin-Off will be tax-free to SLM BankCo and our stockholders, and the effectiveness of the New Corporation registration statement, which was initially filed with the SEC on December 6, 2013 and subsequently amended on February 7, 2014, which can be accessed through the SEC’s website at www.sec.gov/edgar. We cannot assure that we will be able to complete the Spin-Off in a timely fashion, if at all. For these and other reasons, the Spin-Off may not be completed on the terms or timeline contemplated. Further, if the Spin-Off is completed, we may not achieve the intended results or SLM BankCo may, following the Spin-Off, not be composed as described herein. Any such difficulties could adversely affect our business, results of operations or financial condition. Further information on the Spin-Off and SLM BankCo may be contained in our future filings with the SEC to the extent we determine, in our sole discretion, to provide such information.

The Spin-Off

If we determine to proceed with the Spin-Off, there will first be an internal corporate reorganization followed by a distribution of the shares of common stock of NewCo, on a 1-to-1 basis, to the holders of shares of our common stock that will implement the actual separation of the education loan management business. Before the Spin-Off can be effected, our Board of Directors will need to approve the record date and distribution date for the distribution of all of the issued and outstanding shares of NewCo.

Internal Corporate Reorganization

The following diagrams show the progression of the Company, which is referred to below as “Existing SLM,” through the internal corporate reorganization and the structure of SLM BankCo and NewCo after the Spin-Off, simplified for illustrative purposes. As used in the three diagrams below:

•

“Existing SLM” refers to SLM Corporation as of the date of this Annual Report on Form 10-K. As part of the internal corporate reorganization, Existing SLM will become a limited liability company and ultimately be contributed to, and become a wholly owned subsidiary of, NewCo.

•

“SLM BankCo” refers to New BLC Corporation, a newly formed Delaware corporation that (a) is currently a subsidiary of Existing SLM and (b) after the internal corporate reorganization, will replace Existing SLM as the publicly-traded parent company pursuant to the SLM Merger (as defined herein) and change its name to “SLM Corporation.” SLM BankCo will own and operate the consumer banking business and will be the company that distributes all of the issued and outstanding shares of NewCo common stock in the Spin-Off.

•

“NewCo” refers to New Corporation, a newly formed Delaware corporation that (a) is currently a subsidiary of Existing SLM, (b) as part of the internal corporate reorganization will be transferred by Existing SLM to, and become a subsidiary of, SLM BankCo and (c) will be distributed to the Existing SLM stockholders pursuant to the Spin-Off. NewCo was formed to own and operate Existing SLM’s education loan management business.

•

“Bank” refers to Sallie Mae Bank, a Utah industrial bank that (a) is currently a subsidiary of Existing SLM and (b) as part of the internal corporate reorganization, will be transferred by Existing SLM to, and become a subsidiary of, SLM BankCo.

•

“Upromise” refers to Upromise, Inc., a Delaware corporation that operates the Upromise Rewards program that (a) is currently a subsidiary of Existing SLM and (b) as part of the internal corporate reorganization will be transferred by Existing SLM to, and become a subsidiary of, SLM BankCo.

•

“Insurance Business” refers to the Existing SLM insurance services business which offers tuition insurance, renters insurance and student health insurance to college students and higher education institutions. The Insurance Business (a) is currently operated through one or more subsidiaries of Existing SLM and (b) as part of the internal corporate reorganization will be transferred by Existing SLM to, and be operated through one or more subsidiaries of, SLM BankCo.

•

“SMI” refers to Sallie Mae, Inc., a Delaware corporation that is currently a subsidiary of Existing SLM and is responsible for most of its servicing and collection businesses. In connection with the internal corporate reorganization, SMI will contribute some of the assets and liabilities of its private education loan servicing business to a new subsidiary, referred to herein as Private ServiceCo. After the internal corporate reorganization, SMI will remain a subsidiary of Existing SLM and be an indirect subsidiary of NewCo.

•

“Private ServiceCo” refers to SMB Servicing Company, Inc., a Delaware corporation formed to hold the private education loan services assets to be transferred to it by SMI. Private ServiceCo is currently a subsidiary of SMI and as part of the internal corporate reorganization will be transferred to, and become a subsidiary of, SLM BankCo.

•

“SLMIC” refers to Sallie Mae Investment Corporation, a Rhode Island corporation that owns the Residual Interests of the FFELP Loans and Private Education Loans that have been funded through securitization trusts. SLMIC is currently a subsidiary of Existing SLM and after the internal corporate reorganization will remain a subsidiary of Existing SLM and be an indirect subsidiary of NewCo.

•

“Unsecured Debt” refers to Existing SLM’s unsecured public indebtedness of $18.3 billion outstanding as of December 31, 2013, consisting of the senior notes and medium term notes. After the internal corporate reorganization, the Unsecured Debt will remain the obligation of Existing SLM, which will be a subsidiary of NewCo.

•

“Preferred Stockholders” refers to the holders of Existing SLM’s outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock. As part of the internal corporate reorganization and pursuant to the SLM Merger, all of the outstanding shares of Existing SLM Series A Preferred Stock and Series B Preferred Stock will be converted, on a 1-to-1 basis, into substantially identical shares of SLM BankCo preferred stock without any action being required by these holders.

TRANSACTION STRUCTURE

(simplified for illustrative purposes)

The diagram below shows the structure of Existing SLM before the Spin-Off:	The diagram below shows the structure of SLM BankCo, as the publicly-traded successor to Existing SLM, immediately after completion of the internal corporate reorganization but before the separation and distribution:

The diagram below shows the structure of SLM BankCo and NewCo immediately after completion of the

Spin-Off:

In connection with and just prior to the Spin-Off, Existing SLM will undergo an internal corporate reorganization to facilitate the separation of the education loan management business and the consumer banking business in a manner intended to be largely tax-free to SLM BankCo.

As part of the internal corporate reorganization, Existing SLM has formed the following three new companies:

•	NewCo, which is initially a wholly owned subsidiary;

•	SLM BankCo, which is initially a wholly owned subsidiary; and

•	A limited liability company wholly owned by SLM BankCo that is referred to as “Merger Sub.”

Pursuant to Section 251(g) of the Delaware General Corporation Law (“DGCL”), by action of Existing SLM’s Board of Directors and without the requirement for a stockholder vote, Existing SLM will merge with and into Merger Sub (the “SLM Merger”). As a result of the SLM Merger:

•

All issued and outstanding shares of Existing SLM’s common stock will be converted, through no action on the part of the holders thereof and by operation of law, into shares of SLM BankCo common stock, on a 1-to-1 basis;

•

Each series of issued and outstanding shares of Existing SLM’s 6.97% cumulative redeemable preferred stock, Series A, par value $.20 per share (the “Series A Preferred Stock”) and Existing SLM’s floating rate non-cumulative preferred stock, Series B, par value $.20 per share (the “Series B Preferred Stock”) will be converted, through no action on the part of the holders thereof and by operation of law, into the same series of substantially identical shares of SLM BankCo preferred stock, on a 1-to-1 basis;

•	Existing SLM will be merged with and into Merger Sub and will become a limited liability company wholly-owned by SLM BankCo; and

•	SLM BankCo will change its name to “SLM Corporation.”

The charter and by-laws of SLM BankCo following the SLM Merger will be substantially identical to Existing SLM’s charter and by-laws as they exist today.

Following the SLM Merger, through a series of internal transactions, all of the assets and liabilities related to Existing SLM’s consumer banking business, including Sallie Mae Bank, a new private education loan servicing company, Existing SLM’s Upromise business and Sallie Mae Insurance Services business, will be distributed by Existing SLM to SLM BankCo. Existing SLM will also distribute the capital stock of NewCo to SLM BankCo. In addition, on a pro forma basis as of December 31, 2013 and as currently proposed as part of the Spin-Off, SLM BankCo will retain an additional $578 million of cash primarily to offset the liability represented by SLM BankCo becoming the issuer of the Series A Preferred Stock and the Series B Preferred Stock as a result of the SLM Merger. SLM BankCo will then contribute to NewCo, its direct subsidiary, the limited liability company interests of Existing SLM, which will continue to own substantially all of the assets and liabilities associated with portfolio of FFELP Loans and Private Education Loans not owned by Sallie Mae Bank, as well as substantially all of Existing SLM’s existing business of servicing and collecting student education loans. Existing SLM will continue to hold substantially all of its assets and liabilities related to the education loan management businesses, which will then be contributed by SLM BankCo to NewCo. Existing SLM’s liabilities included, as of December 31, 2013, outstanding unsecured public debt of $18.3 billion and derivative contracts with a net liability of $794 million.

Once the internal corporate reorganization is completed, SLM BankCo (as Existing SLM’s publicly-traded successor holding company) will distribute all of the issued and outstanding shares of NewCo common stock, on the basis of one share of NewCo common stock for each share of Existing SLM’s common stock issued and outstanding as of the close of business on the record date for the distribution. The completion of the internal corporate reorganization is a condition to the distribution.

After the completion of the Spin-Off,

•

SLM BankCo, as the publicly-traded successor to Existing SLM, will own the assets, liabilities and operations of Sallie Mae Bank, including the student loans it holds, a new private education loan servicing business that will service the Private Education Loans currently held and subsequently originated by Sallie Mae Bank, Upromise and the Sallie Mae Insurance Services businesses; and

•

NewCo will be an independent, publicly-traded company and will own, through its wholly-owned subsidiary Existing SLM, Existing SLM’s portfolio of student loans not held by Sallie Mae Bank, together with substantially all of Existing SLM’s student loan servicing and collection businesses.

Reasons for the Spin-Off

Our Board of Directors believes that separating us into two companies—an education loan management business and a consumer banking business—is in our best interest and the best interests of our stockholders. We considered a wide variety of factors during our evaluation of the Spin-Off. Among other things, our Board of Directors considered the following potential benefits of the Spin-Off:

•

Distinct identities and strategies. The consumer banking business and the education loan management business have evolved independently over time. The FFELP loan portfolio and related servicing businesses generate highly predictable income, but are in wind down as the universe of FFELP loans amortizes over a period of approximately 20 years. By contrast, the Private Education Loan business is expected to grow over time as Sallie Mae Bank continues to originate and service more Private Education Loans. The additional expense of originating these loans, their higher rates of return and growth, their higher risk profile, the capital support risks associated with ownership of a federally insured financial institution and increasing demands of regulatory compliance require a different business model than that of the education loan management business. As a result, the investor bases for these two businesses are different. The Spin-Off will allow investors to separately value SLM BankCo and NewCo based on their unique operating identities and strategies, including the merits, performance and future prospects of their respective businesses. The Spin-Off will also provide investors with two distinct and targeted investment opportunities.

•

Enhanced strategic and management focus. The Spin-Off will allow each of SLM BankCo and NewCo to more effectively pursue its respective distinct operating priorities and strategies, which have diverged over time, and will enable the management of each company to focus on pursuing unique opportunities for long-term growth and profitability. For example, NewCo will seek to acquire additional student loan portfolios and grow its servicing and collection businesses, while SLM BankCo will initially be focused on Private Education Loan origination, servicing those loans and other activities related to or associated with Sallie Mae Bank, including the Upromise Rewards program and the Sallie Mae Insurance services business.

•	Distinct regulatory profiles. SLM BankCo and NewCo will be able to better manage their distinct regulatory profiles post-Spin-Off:

¡

Sallie Mae Bank, a Utah industrial bank and insured depository institution, will continue to be subject to prudential bank regulatory oversight and periodic examination by both the UDFI and the FDIC. Sallie Mae Bank has voluntarily entered into the FDIC’s large bank supervision program. In addition, it is further expected that by the end of 2014, Sallie Mae Bank and SLM BankCo will be subject to the requirements established under the Dodd-Frank Act applicable to institutions with total assets greater than $10 billion, including regulation by the CFPB and the establishment of an independent risk committee.

¡

NewCo will continue to be subject to CFPB enforcement, supervisory and examination authority. As a FFELP loan servicer, NewCo will continue to be subject to the HEA and related regulations, in addition to regulation, and periodic examinations, by ED. As a third-party service provider to financial institutions, NewCo will also continue to be subject to examination by the FFIEC. Although NewCo will not be subject to direct regulatory oversight by the FDIC, certain subsidiaries of NewCo that will continue to be third-party vendors of services to, and “institution affiliated parties” of, Sallie Mae Bank will continue to be subject to the FDIC’s examination and enforcement authority. In addition, to facilitate compliance with certain consumer information privacy laws during an information technology transition period post-Spin-Off in which both NewCo and SLM BankCo loans and associated customer accounts will continue to be serviced from a single information technology system hosted by SMI, SMI will remain an affiliate of each of NewCo and SLM BankCo for broader bank regulatory purposes for the duration of that transition period. Among other things, this will mean that transactions between SMI and Sallie Mae Bank will remain subject to the affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act during this transition period.

•

Reduced complexity. The Spin-Off of NewCo from SLM BankCo will reduce the complexity of both organizations, creating greater transparency for investors and potentially unlocking further value in each company.

•

Direct access to capital markets. The Spin-Off will create an independent equity structure for each of SLM BankCo and NewCo that will afford each company direct access to the capital markets for the purpose of pursuing their unique operating strategies and facilitate the ability of each company to effect future alliances and acquisitions utilizing their respective common stock. As a result, each company will have more flexibility to capitalize on its unique opportunities.

There can be no assurance that the following the Spin-Off, any of the benefits described above or otherwise will be realized to the extent anticipated or at all.

Our Board of Directors also considered a number of potentially negative factors in evaluating the Spin-Off, including the risks described in Item 1A. “Risk Factors—Risks Related to the Spin-Off” and the following:

•

Possible loss of synergies and joint purchasing power and increased costs. Currently, the consumer banking business has historically taken advantage of our size and purchasing power in procuring goods and services. After the Spin-Off, SLM BankCo may be unable to obtain these goods and services at prices or on terms as favorable as those we have obtained prior to the Spin-Off. SLM BankCo will also incur costs to build systems and administrative functions to replace those that will be retained by NewCo.

•

Disruptions to the business as a result of the Spin-Off. The actions required to separate SLM BankCo’s and NewCo’s respective businesses will take significant management time and attention and could disrupt our operations.

•

One-time costs of the Spin-Off. NewCo and SLM BankCo will incur costs in connection with the transition to being two stand-alone publicly-traded companies, including costs to separate information systems, accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management personnel and costs related to establishing a new brand identity in the marketplace for NewCo.

•

NewCo may not realize anticipated benefits of the Spin-Off. NewCo may not achieve the anticipated benefits of the Spin-Off for a variety of reasons, including, among others: (a) the Spin-Off will require significant amounts of management’s time and effort, which may divert management’s attention from operating NewCo’s business; (b) following the Spin-Off, NewCo may be more susceptible to market fluctuations and other adverse events than if it were still a part of the Company; (c) following the Spin-Off, NewCo’s business will be less diversified than our business prior to the Spin-Off; and (d) NewCo may be unable to replace or supplement the revenue and servicing fees from its FFELP Loan portfolio, which has a weighted average life of 7.6 years and will amortize over the next 20 years.

•

SLM BankCo may not realize anticipated benefits of the Spin-Off. SLM BankCo may not achieve the anticipated benefits of the Spin-Off for a variety of reasons, including, among others: (a) the Spin-Off will require significant amounts of management’s time and effort, which may divert management’s attention from operating SLM BankCo’s business; (b) following the Spin-Off, SLM BankCo may be more susceptible to market fluctuations and other adverse events than if it were still a part of the Company; (c) following the Spin-Off, SLM BankCo’s business will be less diversified than our business prior to the Spin-Off; and (d) other actions required to separate SLM BankCo’s and NewCo’s respective businesses could disrupt SLM BankCo’s operations. For additional information, see Item 1A. “Risk Factors—Risks Related to the Spin-Off.”

•

Limitations placed upon NewCo and SLM BankCo as a result of the tax sharing agreement. To preserve the tax-free treatment to the Company of the Spin-Off, under the tax sharing agreement that NewCo will enter into with SLM BankCo, both SLM BankCo and NewCo will be restricted from taking any action that prevents the distribution and related transactions from being tax-free for U.S. federal income tax purposes. These restrictions could limit both SLM BankCo’s and NewCo’s near–term ability to repurchase its respective shares or to issue additional shares, pursue strategic transactions or engage in other transactions that might increase the value of its respective businesses. For additional information, see Item 1A “Risk Factors—Risks Related to the Spin-Off.”

Our Board of Directors concluded that the potential benefits of the Spin-Off outweighed these negative factors.

NewCo After the Spin-Off

Following completion of the Spin-Off, NewCo will hold the largest portfolio of education loans insured or guaranteed under FFELP Loans, as well as the largest portfolio of Private Education Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. Private Education Loans are education loans to students or their families that are non-federal loans and not insured or guaranteed under FFELP. Private Education Loans bear the full credit risk of the customer and any cosigner and are made primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or students’ and families’ resources. As of December 31, 2013, approximately 85 percent of the FFELP Loans and 60 percent of the Private Education Loans held by NewCo were funded to term with non-recourse, long-term securitization debt through the use of securitization trusts.

NewCo will service and collect on its own portfolio of education loans, as well as on those owned by ED, financial institutions, banks, credit unions and non-profit education lenders. It will also provide servicing support for Guarantor agencies, which serve as intermediaries between the U.S. federal government and FFELP lenders and are responsible for paying claims on defaulted FFELP Loans. These services include account maintenance, default aversion, post default collections and claim processing. NewCo will also be one of four large servicers to ED under its DSLP, and will provide collection services to ED. NewCo will also generate revenue through collection of delinquent debt (consisting of both education loans as well as other asset classes) on behalf of its clients on a contingent basis. In addition, NewCo will service and collect on SLM BankCo’s portfolio of FFELP Loans and, during a transition period, SLM BankCo’s portfolio of Private Education Loans. It is currently anticipated that NewCo will continue to service Private Education Loans owned by SLM BankCo with respect to individual borrowers who also have Private Education Loans which are owned by NewCo.

In 2010, Congress passed legislation ending the origination of education loans under the FFELP program. FFELP Loans that remain outstanding will amortize over approximately the next 20 years, and NewCo’s goal is to maximize the cash flow generated by its FFELP Loan portfolio, including by acquiring additional FFELP Loans from third parties and expanding its related servicing business.

As of December 31, 2013, on a pro forma basis, NewCo’s principal assets consisted of:

•	$103.2 billion in FFELP Loans, which yield an average of 2.05 percent annually on a “Core Earnings” basis and have a weighted average life of 7.6 years;

•	$31.0 billion in Private Education Loans, which yield an average of 6.31 percent annually on a “Core Earnings” basis and have a weighted average life of 7.1 years;

•	$6.9 billion of other interest-earning assets, including securitization trust restricted cash;

•

a leading student loan servicing platform that services loans for more than 12 million FFELP Loan, Direct Loan and Private Education Loan customers (including cosigners), including 5.7 million customer accounts serviced under NewCo’s contract with ED; and

•

a leading student loan contingent collection platform with an outstanding inventory of contingent collection receivables of approximately $16.2 billion, of which approximately $13.5 billion was student loans and the remainder was other debt.

In connection with the internal corporate reorganization, we will become a subsidiary of NewCo and will retain all of our liabilities and obligations, including as obligor on our $18.3 billion of unsecured public debt outstanding as of December 31, 2013. We are also a party to derivative contracts on which we had a net liability of $794 million as of December 31, 2013.

For more information regarding the businesses to be transferred to and operated by NewCo, NewCo pro forma financial information, information regarding NewCo’s management and other information concerning NewCo, please review the registration statement on Form 10 filed by New Corporation, which was initially filed with the SEC on December 6, 2013 and subsequently amended on February 7, 2014, which can be accessed through the SEC’s website at www.sec.gov/edgar.

SLM BankCo After the Spin-Off

Following completion of the Spin-Off, SLM BankCo will continue to originate Private Education Loans by promoting products on campus through the financial aid office and through direct marketing to students and their families in the education loan market.

SLM BankCo will provide ongoing Private Education Loan servicing and collection on loans it originates and sells to third parties as a secondary fee-based business. It will also continue to offer various products both to help families save for college — including its free Upromise service that provides financial rewards on everyday purchases — and to protect their college investment through tuition, rental and life insurance services.

SLM BankCo will continue to fund Private Education Loan originations through retail and brokered deposits, and obtain additional funding through sales of Private Education Loans and their securitization.

Business of SLM BankCo

The following description of the business of SLM BankCo is based in part on Sallie Mae Bank’s current business plan. Sallie Mae Bank’s business plan has been approved and is subject to periodic review by our Board of Directors and the Board of Directors of Sallie Mae Bank. Sallie Mae Bank’s business plan is also reviewed annually by the FDIC as Sallie Mae Bank’s regulator. The business plan is based on assumptions and other factors that are subject to change.

Private Education Loans

SLM BankCo will market, price, underwrite and disburse its Private Education Loan products. To maintain high credit standards, it will:

•	focus its business on helping students attending four-year and graduate schools;

•	continue the use of regularly revised and updated statistical underwriting models utilizing ten or more years of proprietary credit performance data;

•	generally require a credit qualified cosigner as a co-obligor; and

•	certify and disburse all Private Education Loans through schools.

In 2009, we introduced, and SLM BankCo will continue to offer, the Smart Option private education loan product emphasizing in-school payment features to minimize total finance charges. The product features three repayment types. The first two, Interest Only and $25 Fixed Pay options, require monthly payments while the student is in school and they accounted for approximately 56 percent of the Private Education Loans originated during the fiscal year ended December 31, 2013. The third repayment option is the more traditional deferred private education loan product where customers do not begin making payments until after graduation.

Private Education Loan Servicing

A subsidiary of SLM BankCo (“Private ServiceCo”) will provide servicing and loan collection for Private Education Loans originated and held by Sallie Mae Bank, as well as those sold to third parties. As part of the Spin-Off of the consumer banking business and the education loan management business, SLM BankCo will obtain ownership, and transition into management and operation of, all assets and personnel needed to operate all aspects of its Private Education Loan business from asset origination to asset servicing to asset funding. Over time, SLM BankCo’s business plan contemplates seeking additional funding, liquidity and revenue from the sale or securitization of loan assets it originates as well as the servicing of the loan assets it sells to third parties. SLM BankCo’s business plan does not contemplate servicing financial assets originated by other institutions. The physical and logistical separation of SLM BankCo’s servicing and collection platforms from those of NewCo is currently expected to be completed within twelve months after completion of the Spin-Off, but could take significantly longer. During that period, SLM BankCo’s Private Education Loan servicing will be conducted by NewCo, Sallie Mae Bank and Private ServiceCo employees pursuant to various transition agreements. For further detail on these agreements, see the section titled “SLM BankCo’s Post-Separation Relationship with NewCo.”

Upromise

The Upromise save-for-college membership program stands alone as a consumer service committed exclusively to helping Americans save money for higher education. Membership is free and each year more than one million customers enroll as members to use the service. Members earn money for college by receiving cash back when shopping at on-line or brick-and-mortar retailers, booking travel, dining out or buying gas or groceries at participating merchants or by using their Upromise MasterCard. As of December 31, 2013, more than 1,000 merchants participated by providing discounts on purchases that are returned to the customer. Since inception, Upromise members have saved approximately $800 million for college, and more than 340,000 members actively use the Upromise credit card for everyday purchases.

Sallie Mae Insurance Services

Through the existing Sallie Mae Insurance Services venture, SLM BankCo will continue to partner with an established insurance brokerage to offer America’s college students and young adults insurance programs that address their unique life-stage needs, including tuition insurance, renters insurance, life insurance and auto insurance.

SLM BankCo Funding Sources

Deposits

Sallie Mae Bank gathers low-cost retail deposits through its direct banking platform which serves as an important source of funding. Sallie Mae Bank also utilizes brokered deposits as needed to supplement its funding needs and enhance its liquidity position. As of December 31, 2013, Sallie Mae Bank had $9.3 billion of customer deposits, representing 86 percent of interest earning assets, composed of $2.9 billion of retail deposits, $5.9 billion of brokered deposits and $0.5 billion of other deposits on a pro forma basis.

Loan Sales and Securitizations

Prior to the Spin-Off, we have operated our Private Education Loan business as an integrated set of activities and used various subsidiaries to perform the functions necessary to underwrite, originate, fund in the short-term, fund long-term, service and collect Private Education Loans. These Private Education Loans are originated by Sallie Mae Bank and initially funded with its deposits. During the year-ended December 31, 2013 and December 31, 2012, Sallie Mae Bank sold loans to our affiliates in the amount of $2.4 billion and $2.6 billion, respectively. During the same periods, Sallie Mae Bank originated $3.8 billion and $3.3 billion of Private Education Loans.

After the Spin-Off, SLM BankCo may continue to sell Private Education Loans to third parties through an open auction process as well as through securitization transactions. It may retain servicing of these transferred Private Education Loans at prevailing market rates for such services. As such, it may incur gains and losses on sales in future periods. Loan sales and securitization volumes will be determined to prudently manage SLM BankCo’s asset values, growth rates, and capital and liquidity needs. NewCo may participate in open auction processes on arm’s length terms. While there may be limited, near-term Private Education Loans sales to NewCo to facilitate an orderly transition after the Spin-Off, neither SLM BankCo nor NewCo will have any ongoing obligation to buy or sell Private Education Loans to the other. Following the Spin-Off, it is currently anticipated that Private Education Loans that are originated by SLM BankCo for individual borrowers who also have Private Education Loans which are owned by NewCo, will be sold by SLM BankCo to NewCo from time to time.

Competitive Strengths

SLM BankCo will have the following competitive strengths:

Industry Leader with the Most Recognized Brand in Education Loan Industry. SLM BankCo will continue operating our Private Education Loan origination business under the brand “Sallie Mae.” Once the Spin-Off is complete, SLM BankCo operations will contain all the capabilities, resources and personnel responsible for generating our current Private Education Loan originations.

Simple Low-Cost Delivery System. SLM BankCo will leverage an experienced regional-based sales force and a well-established loan origination network that operates through financial aid offices, direct marketing and the internet without the need for a physical distribution infrastructure. It will also benefit from the ability of Sallie Mae Bank to gather deposits and to service accounts online without need of a branch network.

Disciplined Credit Approach. SLM BankCo will continue a disciplined approach to credit. It will use a proprietary scorecard and deploy experienced credit analysts for selective review. Since the introduction of the Smart Option loan in 2009, approximately 92 percent of our Smart Option loans have cosigners. As of December 31, 2013, the average FICO score at origination for our Smart Option loans was 746. To reinforce responsible borrowing, SLM BankCo will continue to disburse loan proceeds directly to schools, encourage customers to make payments while in school, and send statements to borrowers and cosigners during matriculation.

Strong Capital Position and Experienced Funding Capabilities. Sallie Mae Bank is well-capitalized. As of December 31, 2013, it had a Tier 1 risk-based capital ratio of 16.4 percent.

In addition, on a pro forma basis as of December 31, 2013 and as currently proposed as part of the Spin-Off, SLM BankCo will serve as an additional source of strength by having $165 million of Series A Preferred Stock and $400 million of Series B Preferred Stock. The existing Series B Preferred Stock could potentially qualify as Additional Tier 1 capital under Basel III standards were Basel III to apply at the SLM BankCo level.

SLM BankCo will also retain experienced capital markets professionals currently responsible for securitizing our current Private Education Loans in the asset-backed market.

Attractive Customer Base. SLM BankCo’s customer base will be dominated by college students, graduate students and credit qualified cosigners. SLM BankCo’s customer base also includes more than 12 million Upromise members who enroll in the college saving service. Customers who are our current customers or will become customers of SLM BankCo through the Sallie Mae and Upromise brands following the Spin-Off may also use SLM BankCo’s other products. Approximately 49 percent of Sallie Mae Bank’s depositors have another product with us.

Experienced Management Team. SLM BankCo’s management team is experienced industry professionals with extensive expertise in managing rigorous underwriting, marketing, servicing, collection and financing platforms. Most have at least 25 years of experience in the financial services and consumer banking industries. The SLM BankCo leadership team have been key players in the development and execution of our Private Education Loan and consumer banking strategy, including the design of the Smart Option product.

SLM BankCo’s Post-Separation Relationship with NewCo

SLM BankCo will enter into a separation and distribution agreement with the Company and NewCo (the “Separation and Distribution Agreement”). In connection with the closing of the Spin-Off, SLM BankCo will enter into various other agreements with NewCo to effect the Spin-Off and provide a framework for its relationship with NewCo after the Spin-Off, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. For additional information regarding the Separation and Distribution Agreement and the other transaction agreements, see the registration statement on Form 10 filed by New Corporation, which was initially filed with the SEC on December 6, 2013 and subsequently amended on February 7, 2014, which can be accessed through the SEC’s website at www.sec.gov/edgar.

SLM BankCo Pro Forma Financial Information (Unaudited)

Shortly after the completion of the Spin-Off, SLM BankCo will be required to issue audited consolidated financial statements on a stand-alone basis for SLM BankCo and its subsidiaries for each of the three years ended December 31, 2013. These carve-out financial statements will be presented on a basis of accounting that reflects a change in reporting entity. Our historical financial statements prior to the Spin-Off will become the historical financial statements of NewCo. As a result, the presentation of the financial results of the business and operations of SLM BankCo, which will be the publicly-traded successor registrant to the Company, for periods arising after the completion of the Spin-Off will be substantially different from the presentation of our financial results in this Annual Report on Form 10-K and in our prior filings with the SEC. To provide additional information to our investors regarding the anticipated impact of the Spin-Off, we have included certain unaudited pro forma financial information of SLM BankCo, on a carve-out stand-alone basis as of and for the year ended December 31, 2013, to provide some reference for SLM BankCo’s expected reissued historical financial statements post Spin-Off and future manner of presentation of its financial condition and results of operations.

The following unaudited condensed consolidated financial information of SLM BankCo as of and for the year ended December 31, 2013, which has been adjusted pro forma for the effects of the Spin-Off as currently proposed, is presented for informational purposes only. These carve-out pro forma financial statements and selected financial information are unaudited and represent only those operations, assets, liabilities and equity that will form SLM BankCo on a stand-alone basis. These carve-out pro forma financial statements do not take into account certain yet to be determined separation adjustments.

The stand-alone SLM BankCo unaudited financial information is comprised of financial information relating to Sallie Mae Bank, Upromise, Sallie Mae Insurance Services, and the Private Education Loan origination functions. Also included are certain general corporate overhead expenses allocated to SLM BankCo.

The stand-alone SLM BankCo unaudited financial information has then been adjusted to give effect to the Spin-Off of NewCo by way of a share distribution. The unaudited balance sheet of SLM BankCo as of

December 31, 2013 is adjusted pro forma for the effects of the Spin-Off as if it had been completed at December 31, 2013. The unaudited condensed consolidated income statement of SLM BankCo for the year ended December 31, 2013 is adjusted pro forma for the effects of the Spin-Off as if it had been completed on January 1, 2013. The stand-alone SLM BankCo financial information has further been adjusted pro forma for the effects of the Spin-Off by reflecting that the Spin-Off will be accounted for as a distribution by means of a tax-free distribution of the shares of common stock of NewCo, on a 1-to-1 basis, to the holders of shares of our common stock that will implement the actual separation of the education loan management business from SLM BankCo. The Spin-Off will also account for the transfer of certain assets and liabilities that were historically operated by NewCo and that will be held by SLM BankCo, SLM BankCo’s anticipated post-separation capital structure and the impact of, and transactions contemplated by, certain agreements entered into by SLM BankCo in connection with the Spin-Off.

The unaudited condensed consolidated financial statements of SLM BankCo adjusted pro forma for the effects of the Spin-Off do not give effect to future estimated annual cost increases after the Spin-Off, attributable to various factors such as the following:

•	personnel required to operate as a stand-alone public company;

•	possible changes in compensation with respect to new and existing positions;

•	the level of assistance required from professional service providers; and

•	the amount of capital expenditures for information technology infrastructure investments associated with being a stand-alone public company.

In addition, prior to the Spin-Off, Sallie Mae Bank sold loans to affiliates for two reasons: (1) to fund the loans to term through the issuance of an asset back securitization; and (2) to enable the affiliates to manage loans that were granted forbearance or were 90 days or more past due. As a result of these past practices, Sallie Mae Bank’s historical credit results do not reflect charge-offs or recoveries. The following results, pro forma for the effects of the Spin-Off, have not been adjusted to reflect what the delinquencies, charge-offs and recoveries would have been, had Sallie Mae Bank not sold these loans to its affiliates. After the Spin-Off, Sallie Mae Bank’s results will reflect delinquencies and related charge-offs/recoveries as it is contemplated that it will retain loans throughout the life of the account and will charge off loans at 120 days past due.

The unaudited condensed consolidated financial statements of SLM BankCo adjusted pro forma for the effects of the Spin-Off have been prepared in accordance with GAAP and related carve-out conventions.

The pro forma adjustments are based on preliminary estimates, accounting judgments and currently available information and assumptions that our management believes are reasonable. The unaudited financial information of SLM BankCo adjusted pro forma for the effects of the Spin-Off has been prepared for illustrative purposes only and is not necessarily indicative of the financial position (had the Spin-Off actually occurred on December 31, 2013, for purposes of the pro forma balance sheet) or results of operations (had the Spin-Off actually occurred on January 1, 2013, for purposes of the pro forma income statement), nor is such unaudited pro forma financial information necessarily indicative of the results to be expected for any future period. A number of factors may affect the results. See the section titled “Risks Related to the Spin-Off” in Item 1A. “Risk Factors” for a discussion of the risks and uncertainties related to the Spin-Off.

For additional information on the preparation of the unaudited pro forma condensed consolidated financial statements of NewCo and the structure and accounting of the Spin-Off, please review the registration statement on Form 10 of New Corporation, which was initially filed with the SEC on December 6, 2013 and subsequently amended on February 7, 2014, which can be accessed through the SEC’s website at www.sec.gov/edgar.

Below is the unaudited condensed consolidated balance sheet for SLM BankCo pro forma for the effects of the Spin-Off as of December 31, 2013, assuming such Spin-Off occurred on December 31, 2013.

SLM BANKCO

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2013

(In millions)

	Stand-alone SLM BankCo(1)	Separation Adjustments		Pro Forma SLM BankCo
Assets
Interest earning assets:
Cash and investments	$2,286	$578	(a)	$2,864
Private Education Loans (net of allowance for losses of $62)	6,506	—		6,506
FFELP Loans (net of allowance for losses of $6)	1,425	—		1,425
Other interest-earning assets	4	—		4

Total interest-earning assets	10,221	578		10,799
Other assets	486	—		486

Total assets	$10,707	$578		$11,285

Liabilities and Equity
Deposits	$8,952	$—		$8,952
Other liabilities	588	—		588

Total liabilities	9,540	—		9,540

Preferred stock, par value $.20 per share, 20 million shares authorized
Series A: 3.3 million shares issued, respectively, at stated value of $50 per share	—	165	(a)	165
Series B: 4 million shares issued, respectively, at stated value of $100 per share	—	400	(a)	400
Common stock	—	—		—
Additional paid-in capital	690	13	(a)	703
Accumulated other comprehensive loss	(3)	—		(3)
Retained earnings	475	—		475

Total stockholders’ equity	1,162	578		1,740
Non-controlling interest	5	—		5

Total equity	1,167	578		1,745

Total liabilities and equity	$10,707	$578		$11,285

(1)

Represents the operations, assets, liabilities and equity of SLM BankCo, which will be comprised of Sallie Mae Bank, Upromise, Sallie Mae Insurance Services, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead payables related to SLM BankCo.

Notes:

(a)	In connection with the Spin-Off, SLM BankCo, by reason of a statutory merger, will succeed us as the issuer of the Series A Preferred Stock and the Series B Preferred Stock. SLM BankCo will retain an additional $578 million of cash, $565 million of which will offset the obligation attributable to the principal of the Series A Preferred Stock and the Series B Preferred Stock. The remainder of $13 million will be treated as additional paid-in capital. The amount of additional cash retained beyond the amount related to offset the preferred stock obligation was based upon meeting a targeted ending equity balance for SLM BankCo.

Below is the unaudited pro forma condensed consolidated income statement for SLM BankCo pro forma for the effects of the Spin-Off for the year ended December 31, 2013. This assumes that the Spin-Off occurred on January 1, 2013, for purposes of this presentation.

SLM BANKCO

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT

YEAR ENDED DECEMBER 31, 2013

(In millions)

	Stand-alone SLM BankCo(1)	Separation Adjustments	Pro Forma SLM BankCo
Interest income:
Total interest income	$551	$—	$551
Total interest expense	89	—	89

Net interest income	462	—	462
Less: provisions for loan losses	69	—	69

Net interest income after provisions for loan losses	393	—	393

Other income:
Gains on sales of loans and investments(2)	260	—	260
Other	38	—	38

Total other income	298	—	298

Expenses:
Operating expenses	268	4 (a)	272
Acquired intangible asset amortization expense	3	—	3
Restructuring and other reorganization expenses	2	—	2

Total expenses	273	4	277

Income before tax expense	418	(4)	414
Income tax expense(3)	159	(2)	157

Net income	259	(2)	257
Less: net loss attributable to noncontrolling interest	(1)	—	(1)
Preferred stock dividends	—	20 (b)	20

Income available to common shareholders	$260	$(22)	$238

(1)

Represents the operations, assets, liabilities and equity of SLM BankCo, which will be comprised of Sallie Mae Bank, Upromise, Sallie Mae Insurance Services, and the Private Education Loan origination functions. Included in these amounts are also certain general corporate overhead expenses related to SLM BankCo. General corporate overhead of $77 million consisted of costs primarily associated with accounting, finance, legal, human resources, certain information technology, stock-based compensation, executive management and the Board of Directors.

(2)	Gains on sales of loans and investments during the period represent $196 million of gains from the sale of loans to NewCo and $64 million from the sale of investments.

(3)

The pro forma income tax expense rate of approximately 38 percent is based on historical statutory rates. However, SLM BankCo’s post-spin effective tax rate will increase to approximately 40 percent. The increase is primarily driven by operations being moved into Sallie Mae Bank. These operations are located in jurisdictions with higher tax rates than current Sallie Mae Bank operations. The rate increase should have an immaterial impact on SLM BankCo’s equity.

Notes:

(a)	Represents $21 million of personnel and information technology costs related to the servicing functions moving out of NewCo and into SLM BankCo and $7 million in long-term service contracts with NewCo (primarily related to servicing and sales and marketing) and is net of the $24 million intercompany servicing fee historically paid to NewCo to service SLM BankCo’s Private Education Loans.

(b)	In connection with the Spin-Off, SLM BankCo, by reason of a statutory merger, will succeed us as the issuer of the Series A Preferred Stock and the Series B Preferred Stock. The adjustment reflects the effect of the dividends on the Series A and B Preferred Stock.

Certain Unaudited Financial and Statistical Information of SLM BankCo and Sallie Mae Bank

This section provides an overview of certain unaudited financial and statistical information of SLM BankCo and Sallie Mae Bank. The information includes SLM BankCo’s net interest margin and deposits adjusted pro forma for the effects of the Spin-Off and historical information on Sallie Mae Bank’s net interest margin, allowance for loan losses, its key credit quality indicators, and its capital information.

Net Interest Margin

The following table shows SLM BankCo’s daily average net interest margin before provision for loan losses for the year ended December 31, 2013 adjusted pro forma for the effects of the Spin-Off.

	Year ended December 31, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense	% Yield
Average Assets
Private education loans	$5,997	$489	8.16%
FFELP loans	1,141	38	3.33
Taxable securities	493	20	3.98
Cash and short term investments	2,089	4	.20

Total interest-earning assets	9,720	$551	5.67%

Non-interest-earning assets	651

Total assets	$10,371

Average Liabilities and Equity
Brokered deposits	$5,010	$62	1.24%
Retail and other deposits	3,010	26	.87

Total interest-bearing deposits	8,020	88	1.10
Other interest-bearing liabilities	21	1	3.06

Total interest-bearing liabilities	8,041	$89	1.11%

Non-interest-bearing liabilities	689
Equity	1,641

Total liabilities and equity	$10,371

Net interest margin		$462	4.75%

The following table shows Sallie Mae Bank’s historical daily average net interest margin on the loans that are part of the Private Education Loan portfolio for the year ended December 31, 2013.

Year ended December 31, 2013
Net loan yield	8.16%
Cost of funds	(0.93)

Private Education Loan spread	7.23%

(Dollars in millions)
Average Private Education Loans	$5,997

Allowance for Loan Losses

The following table summarizes Sallie Mae Bank’s historical allowance for loan losses activity for the year ended December 31, 2013.

	Allowance for Loan Losses
(Dollars in millions)	FFELP	Private Education Loans	Total
Year ended December 31, 2013
Allowance at beginning of period	$4	$65	$69
Less charge-offs(1)	(2)	—	(2)
Plus recoveries	—	—	—

Net charge-offs	(2)	—	(2)
Write-down to fair market value(2)	—	(68)	(68)
Plus provisions	4	65	69

Allowance at end of period	$6	$62	$68

(1)	Private Education Loans were sold to NewCo prior to being charged off.

(2)	Represents fair value write-downs on delinquent loans sold to NewCo recorded at the time of sale.

Key Credit Quality Indicators

The following table highlights the principal historical balance of the Private Education Loan portfolio of Sallie Mae Bank stratified by the key credit quality indicators as of December 31, 2013.

	Credit Quality Indicators Private Education Loans
	December 31, 2013
(Dollars in millions)	Balance	%
Cosigner
With cosigners	$5,899	90%
Without cosigner	664	10

Total	$6,563	100%

FICO at Origination
Less than 670	$461	7%
670 — 709	1,364	21
710 — 749	1,649	25
Greater than or equal to 750	3,089	47

Total	$6,563	100%

Average FICO at origination	746
Seasoning
1 — 12 payments	$1,840	28%
13 — 24 payments	1,085	17
25 — 36 payments	670	10
37 — 48 payments	362	6
More than 48 payments	31	—
Not yet in repayment	2,575	39

Total	$6,563	100%

Delinquencies by vintage
Loans in school/grace/deferment	$2,575	39%
Loans in forbearance	16	—
Loans in repayment:
Loans current	3,933	60
Loans delinquent 31 — 60 days	29	1
Loans delinquent 61 — 90 days	10	—
Loans delinquent greater than 90 days	—	—

Total loans in repayment	3,972	61

Total Private Education Loans, gross	6,563
Unamortized premium/discount	5
Allowance for loan losses	(62)

Total Private Education Loans, net	$6,506	100%

Deposits

The following tables show SLM BankCo’s deposits pro forma for the effects of the Spin-Off as of December 31, 2013.

	Deposit Portfolio
(Dollars in millions)	December 31, 2013	% of Total	% Cost
Brokered deposits(1)	$5,895	63%	1.15%
Retail deposits	2,879	31	.93
Other deposits	521	6	.24

Total Sallie Mae Bank deposits	9,295	100%	1.03%

Less deposits with SLM BankCo affiliates	(293)
Less pro forma reclasses to other liabilities	(50)

Total SLM BankCo deposits	$8,952

(1)	Total brokered deposits include money market deposit accounts, which are excluded from the maturity schedule below.

Deposit Maturity Schedule
(Dollars in millions)	December 31, 2013
Brokered deposits(a)
Remaining maturity:
Three months or less	$306
After three through six months	534
After six through twelve months	897
After twelve months	2,807

Total brokered deposits(a)	$4,544

(a)	The brokered deposits maturity schedule excludes money market deposit accounts.

Sallie Mae Bank Capital

The following tables show Sallie Mae Bank’s actual, reported capital levels and capital ratios as of December 31, 2013, which do not take into account the effects of the change in reporting entity accounting treatment.

Capital Ratios

December 31, 2013
Total risk-based capital	17.3%
Tier 1 risk-based capital	16.4%
Tier 1 leverage	11.7%

GAAP to Regulatory Capital Reconciliation

(Dollars in millions)	December 31, 2013
Shareholder equity(1)	$1,218
Less intangible assets	—
Less preferred stock(1)	—

Tangible common equity	1,218
Total assets	10,742
Less intangible assets	—

Tangible assets	10,742
Tangible common equity to tangible assets ratio	11.3%
Tier 1 common equity:
Shareholder equity(1)	1,218
Qualifying capital securities:
Less goodwill	—
Less accumulated other comprehensive loss	(3)
Less other assets	—

Total Tier 1 capital	1,221
Less qualifying capital securities	—
Less preferred stock(1)	—

Total Tier 1 common equity	1,221
Net risk-weighted assets	$7,472

(1)	Does not include the Series A Preferred Stock and Series B Preferred Stock outstanding at the time of the closing of the separation and distribution.

In July 2013, the federal banking regulators issued the U.S. Basel III final rule. For a more detailed description of the U.S. Basel III final rule, please see Item 1A. “Risk Factors.” Sallie Mae Bank will be subject to the U.S. Basel III final rule, including its increased risk-based capital requirements and increased leverage capital requirements beginning on January 1, 2015. In addition, as currently proposed as part of the Spin-Off, SLM BankCo will serve as an additional source of strength by having $165 million of Series A Preferred Stock and $400 million of Series B Preferred Stock. The existing Series B Preferred Stock could potentially qualify as additional Tier 1 capital under Basel III standards were Basel III to apply at the SLM BankCo level.

At the date of this Annual Report on Form 10-K, the FDIC has lodged a continuing objection to the payment of dividends by Sallie Mae Bank to the Company for any reason other than the payment of normal quarterly cash dividends paid by the Company to holders of its two series of preferred stock. For more information on this matter and potential implications post-Spin-Off, see Item 1. “Business—Regulation of Sallie Mae Bank—Dividends.”

Item 1A.	Risk Factors

Our business activities involve a variety of risks. Below we describe the significant risk factors affecting our business. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements.

Economic Environment

Economic conditions could have a material adverse effect on our business, results of operations, financial condition and stock price.

Our business is always influenced by economic conditions. Economic growth in the United States remains slow and uneven. Our earnings are dependent on the expected future creditworthiness of our student loan customers, especially with respect to our Private Education Loan portfolio. High unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect performance of our existing education loan portfolios. Since 2009, the unemployment rate has been higher than historical norms. In 2008, the unemployment rate was 5.8 percent; it reached a high of 9.6 percent in 2010 and declined to 7.4 percent in 2013. Forbearance programs may have the effect of delaying default emergence as customers are granted a temporary waiver from having to make payments on their loans. If the type and amount of federal funds available to pay for a college education or refinance existing education loans increases, the volume of our new loan originations and the repayment rates of our existing loans could be materially and adversely effected.

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

Funding and Liquidity

Legislation passed by Congress in 2010 prohibits new loan originations under the FFELP program, and, as a result, interest income on the existing FFELP Loan portfolio and fee-based revenue from servicing FFELP Loans will decline over time. We may not be able to develop revenue streams to replace the declining revenue from FFELP loans.

In 2010, Congress passed legislation ending the origination of student loans under the FFELP program. All federal student loans are now originated through the DSLP of the ED. The law did not alter or affect the terms and conditions of existing FFELP Loans. As a result of this legislation, interest income on our FFELP Loan portfolio and fee-based revenue from servicing that portfolio and third-party FFELP Loans will decline over time as existing FFELP Loans are paid down, refinanced or repaid after default by Guarantors. During the twelve months ended December 31, 2013, our FFELP Loan portfolio declined by approximately $21.0 billion, or 17 percent, $12 billion of which was attributed to the sale of Residual Interests in securitization trusts, and our intercompany FFELP Loan servicing revenue declined by approximately $140 million, or 21 percent, compared to the prior year. If we do not acquire new loan portfolios or otherwise grow or develop new revenue streams to replace or supplement our existing, and declining, FFELP net interest and servicing revenue, our consolidated revenue and operating income will continue to decrease which could materially and adversely impact our earnings.

Our business can be affected by the cost and availability of funding in the capital markets.

The capital markets have from time to time experienced periods of significant volatility. This volatility can dramatically and adversely affect our financing costs when compared to historical norms. Additional factors that could make financing more expensive or unavailable include, but are not limited to, financial losses, events that have an adverse impact on our reputation, changes in the activities of our business partners, events that have an adverse impact on the financial services industry, counterparty availability, changes affecting our assets, corporate and regulatory actions, absolute and comparative interest rate changes, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. If financing becomes more difficult, expensive or unavailable, our business, financial condition and results of operations could be materially and adversely affected.

During 2013, we funded Private Education Loan originations through term-brokered and retail deposits raised by Sallie Mae Bank. Assets funded in this manner result in refinancing risk because the average term of the deposits is shorter than the expected term of some of the assets. There is no assurance that this or other sources of funding, such as the term asset-backed securities market, will be available at a level and cost that makes new Private Education Loan originations possible or profitable, nor is there any assurance that the loans can be refinanced at profitable margins. For additional discussion on regulatory and compliance risks relating to Sallie Mae Bank, see below at Item 1A. “Risk Factors — Legal, Regulatory and Compliance.” If we are unable to obtain funds from which to make new Private Education Loans, our business, financial condition and results of operations would be materially adversely affected.

The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements, which may increase the price of, or decrease our ability to obtain, necessary liquidity.

Net interest income is the primary source of cash flow generated by our portfolios of FFELP Loans and Private Education Loans. Interest earned on FFELP Loans and Private Education Loans is primarily indexed to one-month LIBOR rates and either one-month LIBOR rates or the one-month Prime rate, respectively, but our cost of funds is primarily indexed to three-month LIBOR, creating the possibility of re-pricing risk related to these assets. In a declining interest rate environment, this difference in timing may compress the net interest margin on FFELP Loans and Private Education Loans.

The different interest rate characteristics of our loan portfolio and liabilities funding these loans also result in basis risk and re-pricing risk. It is not possible to hedge all of our exposure to such risks. While the asset and hedge indices are short-term with rate movements that are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. In these circumstances, our earnings could be materially adversely affected.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our business operations and our overall financial condition.

We must effectively manage the liquidity risk to which we are exposed. We require liquidity to meet cash requirements such as day-to-day operating expenses, extensions of credit on our Private Education Loans, required payments of principal and interest on our borrowings, and distributions to our stockholders. Our primary sources of liquidity and funding are from fees we collect for servicing education loans, payments made on FFELP and Private Education Loans that we hold, proceeds and distributions from securitization transactions and trusts that we undertake and offerings of debt and equity securities. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.

Unexpected and sharp changes in the overall economic environment may negatively impact the performance of our loan and credit portfolios.

Unexpected changes in the overall economic environment, including unemployment, may result in the credit performance of our loan portfolio being materially different from what we expect. Our earnings are dependent on the expected future creditworthiness of our student loan customers, especially with respect to our Private Education Loan portfolio. We maintain a reserve for credit losses based on expected future charge-offs expected over primarily the next two years, which considers many factors, including levels of past due loans and forbearances and expected economic conditions. However, management’s determination of the appropriate reserve level may under- or over-estimate future losses. If the credit quality of our customer base materially decreases, if a market risk changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer.

We are also subject to the creditworthiness of other third parties, including counterparties to derivative transactions. For example, we have exposure to the financial conditions of various lending, investment and derivative counterparties. If a counterparty fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, we might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment, and thus be exposed to a greater level of interest rate and/or foreign currency exchange rate risk which could lead to additional losses. Our counterparty exposure is more fully discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Counterparty Exposure.” If our counterparties are unable to perform their obligations, our business, financial condition and results of operations could suffer.

Higher than expected prepayments of loans could reduce servicing revenues or reduce or delay payments we receive as the holder of the Residual Interests of securitization trusts holding education loans.

FFELP Loans and Private Education loans may be voluntarily prepaid without penalty by borrowers or, in the case of FFELP Loans, consolidated with the borrowers’ other education loans through refinancing into the federal DSLP. FFELP Loans may also be repaid after default by the Guarantors of FFELP Loans. Prepayment rates and levels are subject to many factors which are beyond our control, including repayment through loan consolidation programs. When education loans contained within a securitization trust are prepaid, the fees we earn as servicer decrease and the value of any Residual Interest we own in the securitization trust may decline. While some fluctuation in prepayment levels is to be expected, extraordinary or extended increases in prepayment levels could materially adversely affect our liquidity, income and the value of those Residual Interests.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity, increase our borrowing costs and limit our access to the capital markets.

We have unsecured debt that totaled, as of December 31, 2013, approximately $18.3 billion. In connection with our May 28, 2013 announcement of the proposed Spin-Off, three rating agencies took negative ratings actions with regard to our long-term unsecured debt ratings. Fitch Ratings, Inc. (“Fitch”) lowered its senior unsecured long-term debt rating one notch to BB+, one notch below its investment grade, and also placed its rating on negative watch. Moody’s Investors Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services LLC (“S&P”) placed their ratings on our senior unsecured long-term debt on review and watch, respectively, for possible downgrade. Moody’s current rating is Ba1, one notch below its investment grade, and S&P’s rating is BBB-, its lowest investment grade. Fitch and S&P indicated that if the Spin-Off occurs as planned, they expect to further lower their ratings by one notch and up to two notches, respectively. As a result of Fitch’s action, two of the three credit rating agencies now rate our long term unsecured debt at below investment grade such that we are no longer considered an investment grade issuer. Whereas we had previously been included in the Investment Grade Index, we are now included in the High Yield Index. This has resulted in a higher cost of funds for us, and our senior unsecured debt to trade with greater volatility.

The negative actions taken by the credit rating agencies were based on concerns that the Spin-Off will have a negative impact on the holders of our senior unsecured debt. According to their ratings reports, these concerns primarily focus on NewCo’s lack of future Private Student Loan originations and related servicing income, the loss of access to the earnings, cash flow, equity and potential market value of Sallie Mae Bank, the run-off of the FFELP Loan portfolio and strategic uncertainty as to the source of incremental earnings and cash flow to replace that in run-off, and an expected increase in our cost of accessing the unsecured debt markets, including for refinancing purposes.

We utilize the unsecured debt markets to help fund our business. The amount, type and cost of our funding directly affects the cost of operating our business and growing our assets and is dependent upon outside factors, including our credit ratings from ratings agencies. There can be no assurance that our credit ratings will not be changed in the future. A reduction in the credit ratings of our senior unsecured debt could adversely affect our liquidity, increase our borrowing costs or limit our access to the capital markets. We may also face additional challenges in the future, including more limited capital resources to invest in or expand our businesses.

Our use of derivatives to manage interest rate sensitivity exposes us to credit and market risk that could have a material adverse effect on our earnings.

We maintain an overall interest rate strategy that uses derivatives to minimize the economic effect of interest rate changes. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, our student loan portfolio remains subject to prepayment risk that could result in its being under- or over-hedged, which could result in material losses. In addition, our interest rate risk management activities expose us to mark-to-market losses if interest rates move in a materially different way than was expected when we entered into the related derivative contracts. As a result, there can be no assurance that hedging activities using derivatives will effectively manage our interest rate sensitivity, have the desired beneficial impact on our results of operations or financial condition or not adversely impact our liquidity and earnings.

Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Our Floor Income Contracts and some of the basis swaps we use to manage earnings variability caused by having different reset characteristics on interest-earning assets and interest-bearing liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our statement of income. A decline in the fair value of these derivatives could have a material adverse effect on our reported earnings.

Credit risk is the risk that a counterparty will not perform its obligations under a contract. Credit risk is limited to the loss of the fair value gain in a derivative that the counterparty or clearinghouse owes us and therefore exists for derivatives with a positive fair value. At December 31, 2013, we had a net positive exposure (derivative gain positions less collateral posted by counterparties) related to derivatives of $83 million, excluding securitization trusts discussed below. If a counterparty or clearinghouse fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, we might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment.

Our securitization trusts, which we are required to consolidate on our balance sheet, have $10.7 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2013. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly rated counterparties. In addition, the trusts have entered into $12.8 billion of interest rate swaps, which are primarily used to convert Prime rate payments received on securitized loans to LIBOR paid on the bonds. At December 31, 2013, the net positive exposure on swaps in securitization trusts was $968 million. A failure by a swap counterparty to perform its obligations could, if the swap has a positive fair value to us, materially and adversely affect our earnings.

High or increasing interest rate environments may cause our Floor Income to decline, which may adversely affect our earnings.

FFELP Loans disbursed before April 1, 2006, generally earn interest at the higher of either the borrower rate, which is fixed over a period of time, or a floating rate based on a Special Allowance Payment (“SAP”) formula set by ED. We have generally financed our FFELP Loans with floating rate debt whose interest is matched closely to the floating nature of the applicable SAP formula. If a decline in interest rates causes the borrower rate to exceed the SAP formula rate, we will continue to earn interest on the loan at the fixed borrower rate while the floating rate interest on our debt will continue to decline. The additional spread earned between the fixed borrower rate and the SAP formula rate is referred to as “Floor Income.”

Depending on the type of FFELP Loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. For loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time; for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with legislation enacted in 2006, holders of FFELP Loans are required to rebate Floor Income to ED for all FFELP Loans disbursed on or after April 1, 2006. After accounting for these required rebates, as of December 31, 2013, approximately $56.8 billion of our FFELP Loan portfolio was eligible to earn Floor Income.

Floor Income can be volatile as rates on the underlying student loans move up and down. We generally hedge this risk by selling Floor Income Contracts to counterparties which lock in the value of the Floor Income over the term of the contract. As of December 31, 2013, approximately $31.7 billion (56 percent) of our FFELP Loans eligible to earn Floor Income were economically hedged with Floor Income Contracts. A rise in interest rates will reduce the amount of Floor Income received on the approximately $25.1 billion of FFELP Loans not hedged with Floor Income Contracts, which will compress our interest margins and depress its earnings.

Defaults on student education loans, particularly Private Education Loans, could adversely affect our earnings.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed and, in limited circumstances, 100 percent of the loan’s principal and accrued interest. Nevertheless, we are exposed to credit risk on the non-guaranteed portion of the FFELP Loans in our portfolio and to the possible loss of the insurance or guarantee due to a failure to comply with HEA and related regulations.

We bear the full credit exposure on Private Education Loans. For the year ended December 31, 2013, the annual charge-off rate for our Private Education Loans (as a percentage of loans in repayment) was 2.8 percent. Delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies, as a percentage of Private Education Loans in repayment, were 8.3 percent at December 31, 2013.

The evaluation of our allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2013, our allowance for FFELP Loan and Private Education Loan losses was approximately $119 million and $2.1 billion, respectively. During the year ended December 31, 2013, we recognized provisions for FFELP Loan and Private Education Loan losses of $52 million and $787 million, respectively. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors outside of our control, such as downturns in the economy, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), a cosigner and the current economic environment. General economic and employment conditions, including employment rates for recent college graduates, during the recent recession led to higher rates of student loan defaults. Although default rates have decreased recently as economic conditions have improved, they remain higher than pre-recession levels. If actual loan performance is worse than currently estimated, it could materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income and, as a result, adversely affect our results of operations.

Operations

A failure of our operating systems or infrastructure could disrupt our business, cause significant losses, result in regulatory action or damage our reputation.

A failure of operating systems or infrastructure could disrupt our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal and regulatory standards and our product specifications, which change to reflect our business needs and new or revised regulatory requirements. As processing demands change and our loan portfolios grow in both volume and differing terms and conditions, developing and maintaining our operating systems and infrastructure becomes increasingly challenging. There is no assurance that we can adequately or efficiently develop, maintain or acquire access to such systems and infrastructure.

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

We depend on secure information technology, and a breach of those systems could result in significant losses, disclosure of confidential customer information and reputational damage, which would adversely affect our business.

Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our technologies, systems, networks and those of third parties may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. Moreover, information security risks for large financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties.

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

We depend on third parties for a wide array of services, systems and information technology applications, and a breach or violation of law by one of these third parties could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense.

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

We receive payments from the federal government on our FFELP Loan portfolio and for other services we provide to them, including servicing loans under the DSLP and providing default aversion and contingency collections to ED. Payments for these services may be affected by various factors, including the following:

•

The Bipartisan Budget Act enacted on December 26, 2013, includes several provisions that will have or could have an effect on our business. First, the Act reduced the amount paid to guaranty agencies for defaulted FFELP Loans rehabilitated under Section 428F of the HEA, beginning on July 1, 2014. See the section titled “Business Services Segment” in Item 1. “Business” for a discussion on the potential impact of the Budget Act on future operations. In addition, the Budget Act eliminated funding for the direct loan servicing performed by not-for-profit servicers. The Budget Act requires that all servicing funding be provided through the annual appropriations process which is subject to certain limitations. Although the payments for our direct loan servicing contract is already funded from annual appropriations, the requirement to fund all servicing from the limited appropriated funding could have an effect on our future business in ways we cannot predict at this time.

•

Other Higher Education Legislation: As Congress considers the reauthorization of the HEA, it could consider legislation that would reduce the payments to Guarantors or change the consolidation program to incentivize student loan borrowers to refinance their existing student loans, both private and federal. Such reforms could reduce our cash flows from servicing and interest income as well as its net interest margin.

It is possible that the Administration and Congress in the future could engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues resulting in a similar debate to the one that occurred around the Budget Control Act of 2011 and the raising of the debt ceiling in October 2013. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services we provide. We cannot predict how or what programs will be impacted by any actions that the Administration, Congress or the federal government may take. Further, legislation to address the federal deficit and spending could include proposals that would adversely affect FFELP and DSLP-related servicing businesses. A protracted reduction, suspension or cancellation of the demand for the services we provide, or proposed changes to the terms or pricing of services provided under existing contracts with the federal government, including our contract with ED, could have a material adverse effect on our revenues, cash flows, profitability and business outlook, and, as a result, could materially adversely affect our business, financial condition and results of operations.

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

The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting periods. Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. A description of our critical accounting estimates and assumptions may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” and in “Note 2 — Significant Accounting Policies” to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could materially and adversely affect our business, financial condition and results of operations.

Acquisitions or strategic investments that we pursue may not be successful and could disrupt our business, harm our financial condition or reduce our earnings.

We may consider or undertake strategic acquisitions of, or material investments in, businesses, products, or portfolios of loans. We may not be able to identify suitable opportunities and, if not, some of our strategies could fail. We may not be able to obtain necessary financing on satisfactory terms. We may not be able obtain necessary regulatory approvals or complete the transactions on appropriate terms. If we pay the purchase price of any acquisition or investment in cash, it may have an adverse effect on our financial condition; if the purchase price is paid with our stock, it could be dilutive to our stockholders. We may assume liabilities, including unrecorded liabilities that are not discovered at the time of the transaction, and the repayment of those liabilities may have an adverse effect on our financial condition.

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

Risks Related to the Spin-Off

The proposed Spin-Off of our current business into two, distinct, publicly-traded entities is contingent upon the satisfaction of a number of conditions, which may not be consummated on the terms or timeline currently contemplated or may not achieve the intended results.

We are currently pursuing a strategic plan to separate our existing organization into two publicly-traded companies, an education loan management company and a consumer banking company. It is expected the Spin-Off, if completed, will occur in the first half of 2014. Our ability to timely effect the Spin-Off is subject to several conditions, including, among others, the receipt of a favorable private letter ruling from the Internal Revenue Service and the SEC declaring effective a registration statement relating to the securities of the separated entity. We cannot assure that the Spin-Off will be completed in a timely fashion, if at all. For these and other reasons, the Spin-Off may not be completed on the terms or timeline contemplated. Further, if the Spin-Off is completed, it may not achieve the intended results. Any such difficulties could adversely affect our business, results of operations or financial condition.

The actions required to implement the complete separation of our current businesses into two, distinct, publicly-traded entities have and will continue to take significant management time and attention and could disrupt operations.

The complete separation of our existing organization into two publicly-traded companies will require significant ongoing execution and administration at all levels of the internal organization. A team of employees is charged with implementing the Spin-Off reporting frequently to management on status and progress of the project. For the foreseeable future, high-level employees and management will continue to dedicate a significant amount of time to the implementation of the Spin-Off to ensure that it is carried out timely and appropriately. The time and attention that high-level employees and management dedicate to the Spin-Off could limit the time and attention spent on managing the business which could disrupt current and future operations.

SLM BankCo will incur significant costs in connection with being a stand-alone company and lose the advantage of our larger size and purchasing power.

SLM BankCo will incur significant costs in connection with the transition to being a stand-alone public company and implementing the Spin-Off, including costs to separate information systems, accounting, tax, legal and other professional services costs and recruiting and relocation costs associated with hiring key senior management personnel new to SLM BankCo. In addition, the businesses that will be operated out of SLM BankCo have historically taken advantage of our current size and purchasing power in procuring goods and services. After the Spin-Off, as a separate independent entity, SLM BankCo will no longer be able to rely on this joint purchasing power and, as a result, it may be unable to obtain goods and services from third-party service providers and vendors at prices or on terms as favorable as those it obtained prior to the Spin-Off. Furthermore, prior to the Spin-Off, the SLM BankCo businesses have obtained services from, or engaged in transactions with, our affiliates under intercompany agreements. NewCo and its affiliates will provide services for SLM BankCo and its affiliates following the Spin-Off under a transition services agreement for a transition period and potentially thereafter. The fees charged by NewCo and its affiliates for the provision of these services to SLM BankCo and its affiliates may be higher than those charged prior to the Spin-Off. All of these factors will result in costs that are higher than the amounts reflected in historical financial statements which could cause SLM BankCo’s profitability to decrease.

SLM BankCo may not achieve some or all of the expected benefits of the Spin-Off, and the Spin-Off may adversely affect its business.

SLM BankCo may not be able to achieve the full strategic and financial benefits expected to result from the Spin-Off, or such benefits may be delayed or not occur at all. The Spin-Off is expected to provide the following benefits, among others: (i) a distinct investment identity allowing investors to evaluate the merits, performance, and future prospects of SLM BankCo separately from NewCo; (ii) cash flows significantly in excess of preferred stock dividend and debt service obligations; (iii) more efficient allocation of capital for SLM BankCo and NewCo; (iv) reducing the likelihood SLM BankCo is designated a systemically important financial institution; and (v) a separate equity structure that allows direct access by SLM BankCo to the capital markets and the use of SLM BankCo equity for acquisitions and equity compensation.

SLM BankCo may not be able to realize these and other anticipated benefits for a variety of reasons, including, among others: (a) the Spin-Off will continue to require significant amounts of management’s time and effort for the foreseeable future, which may divert management’s attention from operating SLM BankCo’s business; (b) following the Spin-Off, SLM BankCo may be more susceptible to market fluctuations and other adverse events than if it were still a part of us as a whole; (c) following the Spin-Off, SLM BankCo’s business will be less diversified than our business prior to the Spin-Off; and (d) other actions required to separate SLM BankCo’s and NewCo’s respective businesses could disrupt SLM BankCo’s operations. If SLM BankCo fails to achieve some or all of the benefits expected to result from the Spin-Off, or if such benefits are delayed, the business, financial condition and results of operations of SLM BankCo could be adversely affected and the value of its stock could be impacted.

We cannot predict the effect of the Spin-Off on the market value of SLM BankCo’s common stock and after the Spin-Off its stock price may fluctuate significantly.

We cannot predict the prices at which shares of SLM BankCo’s common stock may trade after the Spin-Off. We can also not predict the effect of the Spin-Off on the trading prices of SLM BankCo’s common stock or whether the combined market value of the shares of SLM BankCo common stock and the shares of NewCo common stock will be less than, equal to or greater than the market value of our common stock immediately prior to the Spin-Off.

The market price of shares of SLM BankCo common stock may fluctuate significantly due to a number of factors, some of which may be beyond SLM BankCo’s control, including:

•	Actual or anticipated fluctuations in SLM BankCo’s operating results;

•	The smaller market capitalization of SLM BankCo;

•	Changes in earnings estimated by securities analysts or SLM BankCo’s ability to meet those estimates;

•	Uncertainty relating to the dividend policy between Sallie Mae Bank and SLM BankCo as a stand-alone entity;

•	The operating and stock price performance of comparable companies;

•	Changes to the regulatory and legal environment under which SLM BankCo operates; and

•	Domestic and worldwide economic conditions.

In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A securities class action lawsuit against SLM BankCo could cause it to incur substantial costs and could divert the time and attention of its management and other resources, which could materially adversely affect SLM BankCo’s business, financing condition and results of operations.

Sallie Mae Bank and SMI are currently subject to ongoing consumer regulation investigations. Sallie Mae Bank is also subject to an ongoing 2008 cease and desist order jointly issued by the FDIC and the UDFI. Though we are unaware of any applicable requirement that the FDIC, UDFI, or CFPB approve of the Spin-Off, there can be no assurances that these or other federal or state consumer or financial regulators will not seek to affect the timing, manner or terms of the Spin-Off, or prohibit the Spin-Off altogether.

Sallie Mae Bank is subject to state and FDIC regulation, oversight and regular examination, including by the CFPB. The FDIC and state regulators have the authority to impose fines, penalties or other limitations on Sallie Mae Bank’s operations should they conclude that its operations are not compliant with applicable laws and regulations. Sallie Mae Bank is currently subject to a 2008 cease and desist order issued jointly by the FDIC and the UDFI for weaknesses in its compliance function. Many of these weaknesses have previously been attributed to Sallie Mae Bank’s oversight of significant activities performed outside Sallie Mae Bank by its affiliates, including by companies that will become subsidiaries of NewCo. The Spin-Off is expected to ameliorate this condition due to our separation into two, independent publicly-traded companies.

At the time of this filing, Sallie Mae Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the UDFI. In July 2013, the FDIC notified us that it plans to replace the existing cease and desist order on Sallie Mae Bank with a new formal enforcement action against Sallie Mae Bank that would more specifically address certain cited violations of Section 5 of the FTC Act, including practices relating to payment allocation practices and the disclosures and assessments of certain late fees, as well as alleged violations under the SCRA. In November 2013, the FDIC notified us that the new formal enforcement action would be against Sallie Mae Bank and an additional enforcement action would be against SMI, in its capacity as a servicer of education loans for other financial institutions, and would include civil money penalties and restitution. For additional information regarding these and related regulatory matters and the reserves we have recorded in connection therewith, see Item 3. “Legal Proceedings—Regulatory Matters.”

SLM BankCo and NewCo will each be subject to restrictions under a tax sharing agreement between them, and a violation of the tax sharing agreement may result in tax liability to SLM BankCo and to its stockholders at the time of the Spin-Off.

In connection with the Spin-Off, SLM BankCo will enter into a tax sharing agreement with NewCo to preserve the tax-free treatment of the separation and distribution of NewCo. Under this tax sharing agreement, both SLM BankCo and NewCo will be restricted from engaging in certain transactions that could prevent the Spin-Off from being tax-free to SLM BankCo and its stockholders at the time of the Spin-Off for U.S. federal income tax purposes. Compliance with the tax sharing agreement and the restrictions therein may limit SLM BankCo’s near-term ability to pursue certain strategic transactions or engage in activities that might be beneficial from a business perspective, including M&A transactions. This may result in missed opportunities or the pursuit of business strategies that may not be as beneficial for SLM BankCo and which may negatively affect SLM BankCo’s anticipated profitability. Were NewCo to fail to comply with the restrictions in the tax sharing agreement and as a result the Spin-Off was determined to be taxable for U.S. federal income tax purposes, SLM BankCo and its stockholders at the time of the Spin-Off that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. Although the tax sharing agreement will provide that NewCo is required to indemnify SLM BankCo for taxes incurred by SLM BankCo that may arise were NewCo to fail to comply with its obligations under the tax sharing agreement, there is no assurance that NewCo will have the funds to satisfy that liability. Also, NewCo will not be required to indemnify our stockholders for any tax liabilities they may incur for its violation of the tax sharing agreement.

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

We serviced approximately 5.7 million accounts under a DSLP servicing contract with ED as of December 31, 2013. We compete for DSLP servicing volume from ED with three other servicing companies with whom we share the contract. New account allocations for each contract year are awarded annually based on each company’s performance on five different metrics over the most recently ended contract year: defaulted borrower count; defaulted borrower dollar amount; a survey of borrowers; a survey of schools; and a survey of ED personnel. Pursuant to the contract terms related to annual volume allocation of new loans, the maximum a servicer can be awarded for any new contract year is 40 percent of net new borrowers in that contract year. We ranked last in the allocation of net accounts for the upcoming contract year. Our allocation of new customer loans serviced for ED under the DSLP servicing contract was 15 percent for the most recent contract year and is 18 percent for the upcoming contract year. If we are unable to improve on our performance metrics and increase our relative standing compared to the three other servicing companies we compete with for account allocations under the DSLP servicing contract, our ability to increase our servicing business with ED may be materially adversely affected. In November 2013, ED gave notice to Sallie Mae of its intent to exercise its five-year renewal option to extend the DSLP servicing contract.

Legal, Regulatory and Compliance

Our businesses are regulated by various state and federal laws and regulations, and our failure to comply with these laws and regulations may result in significant costs, sanctions, litigation or the loss of insurance and guarantees on affected FFELP Loans.

Our consumer lending and debt collection businesses are subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection, and are subject to numerous state and federal laws and regulations. Failure to comply with these laws and regulations may result in significant costs, including litigation costs, and/or business sanctions. In addition, changes to such laws and regulations could adversely impact our business and results of operations if we are not able to adequately mitigate the impact of such changes. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators as well as litigation from private plaintiffs.

The CFPB, in particular, has broad authority with respect to our loan servicing and collection business. It has authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws and examine us for compliance. The CFPB also has examination and enforcement authority with respect to various federal consumer financial laws for some providers of consumer financial products and services, including the Company. In December 2013, the CFPB issued a final rule, effective March 2014, defining “larger participants” in the student loan servicing market that will be subject to supervision and examination by the CFPB, a category that also includes us. In October, 2012, the CFPB issued a final rule, effective in January, 2013, defining “larger participants” in the debt collection market that will be subject to supervision and examination by the CFPB, a category that includes us but which would not apply to the SLM BankCo after the Spin-Off. However, in November, 2013, the CFPB issued an Advance Notice of Proposed Rulemaking for rules to govern debt collection practices under the Fair Debt Collection Practices Act, including a request for comments on whether it should issue rules covering the conduct of creditors collecting their own debts and if the CFPB issues such rules, they may apply to SLM BankCo after the Spin-Off.

The CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices and to ensure that all consumers have access to fair, transparent and competitive markets for consumer financial products and services. The review of products and practices to prevent unfair, deceptive or abusive conduct will be a continuing focus of the CFPB. The ultimate impact of this heightened scrutiny as well as any new rules promulgated by the CFPB is uncertain, but it has resulted in, and could continue to result in, changes to pricing, practices, products and procedures. It could also result in increased costs related to servicing and collection activities, regulatory oversight, supervision and examination, additional remediation efforts and possible penalties.

In furtherance of its regulatory and supervisory powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws (including the CFPB’s own rules). The CFPB has the authority to issue cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that we have violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on us or our business.

Loans serviced under the FFELP are subject to the HEA and related regulations. Our servicing operations are designed and monitored to comply with the HEA, related regulations and program guidance; however, ED could determine that we are not in compliance for a variety of reasons, including that we misinterpreted ED guidance or incorrectly applied the HEA and its related regulations or policies. Failure to comply could result in fines, the loss of the insurance and related federal guarantees on affected FFELP Loans, expenses required to cure servicing deficiencies, suspension or termination of our right to participate as a FFELP servicer, negative publicity and potential legal claims. The imposition of significant fines, the loss of the insurance and related federal guarantees on a material number of FFELP Loans, the incurrence of additional expenses and/or the loss of our ability to participate as a FFELP servicer could individually or in the aggregate have a material, negative impact on our business, financial condition or results of operations.

Sallie Mae Bank is subject to state and FDIC regulation, oversight and regular examination, including by the CFPB. The FDIC and state regulators have the authority to impose fines, penalties or other limitations on Sallie Mae Bank’s operations should they conclude that its operations are not compliant with applicable laws and regulations. For additional information on regulatory matters relating to Sallie Mae Bank and SMI, as its servicer, see Item 3. “Legal Proceedings—Regulatory Matters.”

We may be required to make further changes to the business practices and products of Sallie Mae Bank and our other affiliates, which may lead to additional costs that must be incurred to comply with the terms of any order.

We have made and, following the Spin-Off will continue to make, changes to Sallie Mae Bank’s oversight of significant activities performed outside Sallie Mae Bank by affiliates and to its business practices in order to comply with all applicable laws and regulations and the terms of any cease and desist orders. With respect to many of the weaknesses attributed to Sallie Mae Bank under the 2008 cease and desist order issued jointly by the FDIC and the UDFI for weaknesses in its compliance function, the Spin-Off is expected to ameliorate this condition due to our proposed separation into two, independent publicly-traded companies. However, depending on the outcome of currently pending actions by the FDIC, UDFI, the Department of Justice (the “DOJ”) and CFPB, we or Sallie Mae Bank could be required to, or otherwise determine to, make further changes to the business practices and products of Sallie Mae Bank, its other affiliates and third-party provider relationships following the Spin-Off to respond to regulatory concerns. Such changes to the business practices and products of Sallie Mae Bank or our other affiliates in response to current or future regulatory concerns and enforcement, or other action by the above referenced or other regulators, which may include civil money penalties and require restitution to customers, could materially and adversely impact our business, financial condition and results of operations.

Changes in law, regulation or regulatory policy involving student loans could have a material impact on our profitability, results of operations, financial condition, cash flows or future prospects.

Our businesses are subject to numerous state and federal laws and regulations and changes to such laws and regulations could adversely impact our business and results of operations if we are not able to adequately mitigate the impact of such changes.

Our FFELP Loan business has been affected extensively by changes in law, most notably by the legislation Congress passed in 2010 to eliminate new FFELP Loans. Changes in the laws, regulations and policies governing federal loan servicing or the terms and conditions of existing FFELP Loans could have an adverse effect on our results of operations, financial condition, cash flows and business prospects.

Our Private Education Loan business may also be impacted by changes in law, regulations or regulatory policy. For example, the CFPB’s 2012 Report on the Private Education Loan marketplace provided a number of recommendations, including reconsideration by Congress of the federal Bankruptcy Code’s treatment of Private Education Loans and subjecting additional credit products to the disclosure and consumer protection framework applicable to Private Education Loans. The CFPB’s 2013 Report recommended Congress consider making reforms to the disclosures and guidelines that apply to payment application, records retention and other aspects of student loan servicing to mirror changes previously made for the credit card and mortgage businesses. In the future, Congress or the Administration may act on these recommendations or choose to take actions beyond or unrelated to the CFPB’s recommendations to further regulate the Private Education Loan market or dictate the terms and conditions applicable to Private Education Loans. Additionally, even in the absence of Congress or the Administration pursuing the CFPB’s recommendations, the CFPB may use its regulatory authority and enforcement actions to make substantial changes on its own to the Private Education Loan market and we believe that the CFPB has shown through its actions that it is willing to do so. The taking of any such actions may adversely impact the profitability and growth of our business and/or significantly alter the costs and manner in which we choose to conduct this business.

In addition, the Dodd-Frank Act contains comprehensive provisions that govern the practices and oversight of financial institutions (including large non-bank financial institutions) and other participants in the financial markets. It imposes significant regulations on almost every aspect of the U.S. financial services industry, including enhanced supervisory authority over our business. Many of the Dodd-Frank Act’s provisions have become effective but remain subject to interpretation and formal implementation by regulatory authorities through final rulemaking. As a result of the Dodd-Frank Act, the CFPB and other financial regulators have introduced and continue to introduce new regulations and guidance, even as they impose enforcement actions against financial institutions and financial service providers which often contain additional cautions and guidance which must be taken into consideration. Due to the uncertainty engendered by these new regulations, guidance and actions, coupled with the likelihood of additional changes or additions to the statutes, regulations and practices applicable to our business, we are not able to estimate the ultimate impact of changes in law on its financial results, business operations or strategies. We believe that the cost of responding to and complying with these evolving laws and regulations, as well as any guidance from enforcement actions, will continue to increase, as will the risk of penalties and fines from any enforcement actions that may be imposed on its businesses. Our profitability, results of operations, financial condition, cash flows or future business prospects could be materially and adversely affected as a result.

The Dodd-Frank Act authorizes state officials to enforce regulations issued by the CFPB and to enforce the Dodd- Frank Act’s general prohibition against unfair, deceptive or abusive practices. Most states also have statutes that prohibit unfair and deceptive practices. To the extent states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB under the Dodd-Frank Act, or states increase their examination, supervision and enforcement activities, our compliance costs could increase and reduce our ability to offer the same products and services to consumers nationwide and we may be subject to a higher risk of state enforcement actions.

The FSOC could designate us as a systemically important non-bank financial company to be supervised by the FRB. Designation as a so-called “SIFI” would impose significant additional statutorily–defined monitoring and compliance regimes on our business and could significantly increase the levels of risk-based capital and highly liquid assets we are required to hold. Required implementation of some or all of the measures currently proposed by the FRB to be applicable to SIFIs would have a material impact on our business, results of operations and financial condition.

As directed by the Dodd-Frank Act, on April 3, 2012, FSOC approved the final rule and interpretive guidance regarding the designation of non-bank financial companies as SIFIs (the “SIFI Rules”). If designated as a SIFI, a non-bank financial company will be supervised by the FRB and be subject to enhanced prudential supervision and regulatory standards. While the separation of our businesses will reduce the complexity of both organizations and may reduce our risk of designation as a SIFI under the SIFI Rules, no assurance can be given that such a designation will not occur.

The revised capital requirements under the U.S. Basel III capital rules impose heightened capital standards which may adversely affect us, our business, results of operations and financial position.

In July 2013, the federal banking regulators issued the U.S. Basel III final rule. The final rule implements the Basel III capital framework in the United States and certain provisions of the Dodd-Frank Act, including the Collins Amendment. The U.S. Basel III final rule will apply to Sallie Mae Bank beginning on January 1, 2015. Consistent with the Basel Committee on Banking Supervision’s Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including Sallie Mae Bank. Failure to maintain the capital conservation buffer will result in increasingly stringent restrictions on a banking organization’s ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. The capital conservation buffer and certain other aspects of the U.S. Basel III final rule will be phased in over several years. The final rule also increases the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, while maintaining the current minimum total risk-based capital ratio of 8 percent. Sallie Mae Bank will also be subject to increased leverage capital requirements as its leverage ratio, Tier 1 capital to average total consolidated assets (minus amounts deducted from Tier 1 capital), must be at least 4 percent. Effective January 1, 2015, the final rule revises the capital categories, including the well-capitalized category, in the prompt corrective action framework applicable to insured depository institutions such as Sallie Mae Bank to reflect the higher Basel III capital ratios. If Sallie Mae Bank fails to satisfy regulatory capital or leverage capital requirements, it may be subject to serious regulatory sanctions which could also have an impact on us. If any of these sanctions were to occur, they could prevent us from successfully executing our business plan and may have a material adverse effect on our business, results of operations, and financial position.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by us as of December 31, 2013:

Location	Function	Business Segment(s)	Approximate Square Feet
Fishers, IN	Loan Servicing and Data Center	Consumer Lending; Business Services; FFELP Loans	450,000
Newark, DE	Headquarters	Consumer Lending; Business Services; FFELP Loans; Other	160,000
Wilkes-Barre, PA	Loan Servicing Center	Consumer Lending; Business Services; FFELP Loans	133,000
Indianapolis, IN	Loan Servicing Center	Business Services	100,000
Big Flats, NY	GRC and Pioneer Credit Recovery — Collection Center	Business Services	60,000
Arcade, NY(1)	Pioneer Credit Recovery — Collection Center	Business Services	46,000
Perry, NY	Pioneer Credit Recovery — Collection Center	Business Services	45,000

(1)	In 2005, we entered into a ten-year lease with the Wyoming County Industrial Development Authority. This property reverts back to us in March 2015.

The following table lists the principal facilities leased by us as of December 31, 2013:

Location	Function	Business Segment(s)	Approximate Square Feet
Reston, VA	Administrative Offices	Consumer Lending; Business Services; FFELP Loans; Other	90,000
Newark, DE	Sallie Mae — Operations Center	Consumer Lending; Business Services; Other	86,000
Newton, MA	Upromise	Business Services	78,000
Cincinnati, OH	GRC Headquarters and Collection Center	Business Services	59,000
Muncie, IN	Collection Center	Consumer Lending; Business Services	54,000
Moorestown, NJ	Pioneer Credit Recovery — Collection Center	Business Services	30,000
Kansas City, MO	Upromise	Business Services	21,000
Salt Lake City, UT	Sallie Mae Bank	Consumer Lending	11,000

None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collection centers are generally adequate to meet our long-term student loan and business goals. Our headquarters are currently in owned space at 300 Continental Drive, Newark, Delaware, 19713.

Item 3.	Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Most of these matters are claims against our servicing and collection subsidiaries by borrowers and debtors alleging the violation of state or federal laws in connection with servicing or collection activities on their student loans and other debts. In addition, our collection subsidiaries are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that those subsidiaries have violated a federal or state law in the process of collecting their accounts.

In the ordinary course of our business, it is common for the Company, our subsidiaries and affiliates to receive information and document requests and investigative demands from state attorneys general, legislative committees and administrative agencies. These requests may be informational or regulatory in nature and may relate to our business practices, the industries in which we operate, or other companies with whom we conduct business. Our practice has been and continues to be to cooperate with these bodies and to be responsive to any such requests.

We are continuing to experience significant year-over-year increases in not only the numbers of requests and investigative demands from various regulators, states attorney generals and administrative agencies, but also in the depth and breadth of information being requested. The main drivers of the increase in regulatory inquiries in 2013 are CFPB and states attorney generals investigative demands related to our business and those of others with whom we conduct business. These increases in the number of inquiries and the volume of related information demands are increasing the costs and resources we must dedicate to timely respond to these requests and may, depending on their outcome, result in payments of additional amounts of restitution, fines and penalties in addition to those described below.

Regulatory Matters

At the time of this filing, Sallie Mae Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the UDFI. In July 2013, the FDIC notified us that it plans to replace the existing cease and desist order on Sallie Mae Bank with a new formal enforcement action against Sallie Mae Bank that would more specifically address certain cited violations of Section 5 of the FTC Act, including practices relating to payment allocation practices and the disclosures and assessments of certain late fees, as well as alleged violations under the SCRA. In November 2013, the FDIC notified us that the new formal enforcement action would be against Sallie Mae Bank and an additional enforcement action would be against SMI, in its capacity as a servicer of education loans for other financial institutions, and would include civil money penalties and restitution. Sallie Mae Bank has been notified by the UDFI that it does not intend to join the FDIC in issuing any new enforcement action. In September 2013 and December 2013, SMI also received Civil Investigative Demands from the CFPB as part of its separate investigation regarding allegations relating to SMI’s payment allocation practices and the disclosures and assessment of late fees.

With respect to alleged civil violations of the SCRA, Sallie Mae Bank and SMI are also separately negotiating a comprehensive settlement, remediation and restitution plan with the DOJ, in its capacity as the agency having primary authority for enforcement of such matters.

We have made and continue to make changes to Sallie Mae Bank’s oversight of significant activities performed outside Sallie Mae Bank by affiliates and to our business practices in order to comply with all applicable laws and regulations and the terms of any cease and desist orders, including in connection with our pursuit of a strategic plan to separate our existing organization into two publicly-traded companies. We are cooperating fully with the FDIC, DOJ and CFPB in response to their investigations and requests for information and are in active discussions with each with respect to any potential actions to be taken against us. We could be required to, or otherwise determine to, make further changes to the business practices and products of Sallie Mae Bank and our other affiliates to respond to regulatory concerns.

As of December 31, 2013, we reserved $70 million for estimated amounts and costs that are probable of being incurred for expected compliance remediation efforts with respect to the FDIC and DOJ matters described above.

OIG Investigation

The Office of the Inspector General (the “OIG”) of the ED commenced an audit regarding Special Allowance Payments on September 10, 2007. On September 25, 2013, we received the final audit determination of Federal Student Aid (the “Final Audit Determination”) on the final audit report issued by the OIG on August 3, 2009 related to our billing practices for Special Allowance Payments. The Final Audit Determination concurred with the final audit report issued by the OIG and instructed us to make adjustment to our government billing to reflect the policy determination. We have the right to appeal the Final Audit Determination to the Administrative Actions and Appeals Service Group of the ED, and we have until March 24, 2014 to do so. We continue to believe that our practices were proper, considering then existing ED guidance and lack of applicable regulations on the method of billing Special Allowance Payments. It is not possible at this time to estimate a range of potential exposure, if any, for amounts that may be payable by us in connection therewith.

Investor Litigation

On January 28, 2014, a stockholder filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company and our Board of Directors. The complaint is captioned William McCrady v. SLM Corporation et. al., C.A. No. 9285-VCL. Plaintiff purports to bring the complaint on behalf of a class of the holders of our Series B Preferred Stock in connection with our plan to separate our existing business into two public companies, SLM BankCo, which will retain our consumer banking business, and NewCo, which will retain our education loan management business. The complaint generally alleges, among other things, that our Board of Directors breached its fiduciary duties to the Series B Preferred stockholders and an implied covenant of good faith and fair dealing in structuring the proposed Spin-Off, given that the holders of Series B Preferred Stock will not receive an interest in NewCo and, according to Plaintiff, the Spin-Off will fundamentally and inequitably alter the Series B Preferred stockholders’ original investment. The complaint seeks declaratory relief and unspecified compensatory and recissory damages, as well as costs and Plaintiff’s attorneys fees. We believe that the lawsuit is entirely without merit and intend to defend it vigorously.

Item 4.	Mine Safety Disclosures

N/A

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed and traded on the NASDAQ under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2014, there were 428,698,212 shares of our common stock outstanding and 421 holders of record. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years.

Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	High	$20.50	$26.17	$25.49	$26.81
	Low	16.57	19.32	22.69	23.93

2012	High	$16.89	$15.96	$16.94	$17.99
	Low	13.11	12.85	15.07	15.75

We paid quarterly cash dividends on our common stock of $0.125 per share for the four quarters of 2012 and $0.150 per share for the four quarters of 2013. Following completion of the Spin-Off, SLM BankCo does not anticipate continuing to pay dividends on its common stock.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2013.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
(In millions, except per share data)
Period:
October 1 – October 31, 2013	.1	$25.47	—	$400
November 1 – November 30, 2013	4.0	26.06	3.4	311
December 1 – December 31, 2013	4.3	26.13	4.3	200

Total fourth quarter	8.4	$26.09	7.7

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

Stock Performance

The following graph compares the yearly change in our cumulative total shareholder return on our common stock to that of Standard & Poor’s 500 Stock Index and Standard & Poor’s Financials Index. The graph assumes a base investment of $100 at December 31, 2008 and reinvestment of dividends through December 31, 2013.

Five Year Cumulative Total Stockholder Return

Company/Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
SLM Corporation	$100.0	$126.6	$141.5	$153.8	$203.0	$319.6
S&P 500 Financials	100.0	117.2	131.4	109.0	140.3	190.2
S&P Index	100.0	126.5	145.5	148.6	172.3	228.1

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data.

Selected Financial Data 2009-2013

(Dollars in millions, except per share amounts)

The following table sets forth our selected financial and other operating information prepared in accordance with GAAP. The selected financial data in the table is derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2013	2012	2011	2010	2009
Operating Data:
Net interest income	$3,167	$3,208	$3,529	$3,479	$1,723
Net income (loss) attributable to SLM Corporation:
Continuing operations, net of tax	$1,312	$941	$598	$729	$531
Discontinued operations, net of tax	106	(2)	35	(199)	(207)

Net income (loss) attributable to SLM Corporation	$1,418	$939	$633	$530	$324

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$2.94	$1.93	$1.12	$1.35	$.82
Discontinued operations	.24	—	.07	(.41)	(.44)

Total	$3.18	$1.93	$1.19	$.94	$.38

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$2.89	$1.90	$1.11	$1.35	$.82
Discontinued operations	.23	—	.07	(.41)	(.44)

Total	$3.12	$1.90	$1.18	$.94	$.38

Dividends per common share attributable to SLM Corporation common shareholders	$.60	$.50	$.30	$—	$—
Return on common stockholders’ equity	29%	21%	14%	13%	5%
Net interest margin	1.98	1.78	1.85	1.82	1.05
Return on assets	.89	.52	.33	.28	.20
Dividend payout ratio	19	26	25	—	—
Average equity/average assets	3.28	2.69	2.54	2.47	2.96
Balance Sheet Data:
Student loans, net	$142,100	$162,546	$174,420	$184,305	$143,807
Total assets	159,543	181,260	193,345	205,307	169,985
Total borrowings	150,443	172,257	183,966	197,159	161,443
Total SLM Corporation stockholders’ equity	5,637	5,060	5,243	5,012	5,279
Book value per common share	11.82	9.92	9.20	8.44	8.05
Other Data:
Off-balance sheet securitized student loans, net	$—	$—	$—	$—	$32,638

*	Pursuant to Item 601(b)(21)(ii) of Regulation S-K, the names of other subsidiaries of SLM Corporation are omitted because, considered in the aggregate, they would not constitute a significant subsidiary as of the end of the year covered by this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Forward-Looking and Cautionary Statements” and Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2013.

In May 2013, we announced plans to separate our consumer banking and education loan management operations into two separate businesses and complete the Spin-Off in the first half of 2014. See Item 1. “Business” for a further discussion of the Spin-Off.

We monitor and assess our ongoing operations and results based on the following four reportable segments: (1) Consumer Lending; (2) Business Services; (3) FFELP Loans; and (4) Other.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’own financial resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily late fees.

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

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio and underlying debt and capital funding these loans. Even though FFELP Loans are no longer originated we continue to seek to acquire FFELP Loan portfolios to leverage our servicing scale to generate incremental earnings and cash flow. This segment is expected to generate significant amounts of cash as the FFELP Loan portfolio amortizes.

Other

Our Other segment primarily consists of activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from certain smaller wind-down and discontinued operations within this segment.

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios (which include financing costs), provision for loan losses, the revenues and expenses generated by our service businesses, and gains and losses on subsidiary sales, loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures are listed below.

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

Consumer Lending Segment

Net interest income in this segment is determined by the balance of Private Education Loans outstanding and Private Education Loan asset yields less our cost of funds. The asset yield is determined by interest rates we establish based upon the credit of the customer and the level of price competition in the Private Education Loan market. As of December 31, 2013, we had $37.5 billion of Private Education Loans outstanding. In 2013, we originated $3.8 billion of Private Education Loans, up 14 percent from $3.3 billion in the prior year. The majority of our Private Education Loans earn variable rate interest and are funded primarily with variable rate liabilities. The Consumer Lending segment’s “Core Earnings” net interest margin was 4.16 percent in 2013 compared with 4.13 percent in 2012. Our cost of funds can be influenced by a number of factors, including the quality of the loans in our portfolio, our corporate credit rating, general economic conditions, investor demand for Private Education Loan asset-backed securities (“ABS”) and corporate unsecured debt and competition in the deposit market. At December 31, 2013, 49 percent of our Private Education Loan portfolio was funded to term with non-recourse, long-term securitization debt.

FFELP Loans Segment

Net interest income will be the primary source of cash flow generated by this segment over the next 20 years as this portfolio amortizes. Interest earned on our FFELP Loans is indexed to one-month LIBOR rates and our cost of funds is primarily indexed to three-month LIBOR, creating the possibility of basis and repricing risk related to these assets. As of December 31, 2013, we had $104.6 billion of FFELP Loans outstanding. The FFELP Loans segment’s “Core Earnings” net interest margin was 0.88 percent in 2013 compared with 0.84 percent in 2012.

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

At December 31, 2013, 84 percent of our FFELP Loan portfolio was funded to term with non-recourse, long-term securitization debt.

Provisions for Loan Losses

Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next two years, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The provision for loan losses increases the related allowance for loan losses. Generally, the allowance for loan losses rises when charge-offs are expected to increase and falls when charge-offs are expected to decline. Our loss exposure and resulting provision for losses is small for FFELP Loans because we generally bear a maximum of three percent loss exposure on them. We bear the full credit exposure on our Private Education Loans. Our provision for losses in our FFELP Loans segment was $52 million in 2013 compared with $72 million in 2012. Losses in our Consumer Lending segment are determined by risk characteristics, such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), a cosigner and the current economic environment. Our provision for loan losses in our Consumer Lending segment was $787 million in 2013 compared with $1.0 billion in 2012.

Charge-Offs and Delinquencies

When we conclude a loan is uncollectible, the unrecoverable portion of the loan is charged against the allowance for loan losses in the applicable segment. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. The Consumer Lending segment’s charge-off rate was 2.8 percent of loans in repayment in 2013 compared with 3.4 percent of loans in repayment in 2012. Delinquencies are a very important indicator of the potential future credit performance. Private Education Loan delinquencies as a percentage of Private Education Loans in repayment decreased from 9.3 percent at December 31, 2012 to 8.3 percent at December 31, 2013.

Servicing and Contingency Revenues

We earn servicing revenues from servicing student loans. We earn contingency revenue related to default aversion and contingency collection work we perform primarily on federal loans. The fees we recognize are primarily driven by our success in collecting or rehabilitating defaulted loans, the number of transactions processed and the underlying volume of loans we are servicing on behalf of others.

Other Income / (Loss)

In managing our loan portfolios and funding sources, we periodically engage in sales of loans and the repurchase of our outstanding debt. In each case, depending on market conditions, we may incur gains or losses from these transactions that affect our results from operations.

We also sold our Campus Solutions business and our 529 college-savings plan administration business in 2013 in connection with better aligning our core business. The results of both of these businesses are reported in discontinued operations for all periods presented.

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

“Core Earnings”

We report financial results on a GAAP basis and also present certain “Core Earnings” performance measures. Our management, equity investors, credit rating agencies and debt capital providers use these “Core Earnings” measures to monitor our business performance. “Core Earnings” is the basis in which we prepare our segment disclosures as required by GAAP under ASC 280 “Segment Reporting” (see “Note 15 — Segment Reporting”). For a full explanation of the contents and limitations of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” of this Item 7.

2013 Summary of Results

Our 2013 accomplishments are discussed below.

GAAP 2013 net income was $1.42 billion ($3.12 diluted earnings per share), versus net income of $939 million ($1.90 diluted earnings per share) in the prior year. The changes in GAAP net income are driven by the same “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. In 2013 and 2012, GAAP results included gains of $243 million and losses of $194 million, respectively, resulting from derivative accounting treatment which is excluded from “Core Earnings” results.

“Core Earnings” for 2013 were $1.29 billion compared with $1.06 billion in 2012. “Core Earnings” increased due to a $302 million increase in gains on sales of loans and investments, a $241 million lower provision for loan loss, a $109 million after-tax increase in gains from the sale of subsidiaries and a $75 million increase in servicing and contingency revenue. This was partially offset by a $106 million decrease in net interest income, a $145 million increase in operating expenses, a $97 million decrease in debt repurchase gains and a $61 million increase in restructuring and other reorganization expenses.

During 2013, we issued $3.75 billion of unsecured debt, and issued $6.5 billion of FFELP ABS and $3.1 billion of Private Education Loan ABS. We also repurchased $1.3 billion of debt and realized “Core Earnings” gains of $48 million in 2013, compared with repurchases of $711 million and gains of $145 million in 2012. In addition, we repurchased $600 million of common stock in 2013 compared with $900 million repurchased in 2012.

2013 Management Objectives

In 2013, we set out five major goals to create shareholder value. They were: (1) prudently grow Consumer Lending segment assets and revenues; (2) maximize cash flows from FFELP Loans; (3) reduce operating expenses while improving efficiency and customer experience; (4) maintain our financial strength; and (5) expand the capabilities of Sallie Mae Bank.

The following describes our performance relative to each of our 2013 goals.

Prudently Grow Consumer Lending Segment Assets and Revenues

We continued to pursue managed growth in our Private Education Loan portfolio in 2013, with $3.8 billion in new originations for the year compared with $3.3 billion in 2012, a 14 percent increase. The average FICO score of our 2013 originations was 745 and approximately 90 percent of the originated loans were cosigned. We continued to help our customers manage their borrowings and succeed in its payoff, which resulted in lower charge-offs and provision for loan losses. The charge-off rate was 2.8 percent in 2013, the lowest rate since 2007, and down from 3.4 percent in 2012, an 18 percent decrease. The provision for Private Education Loan losses decreased $221 million from 2012, a 22 percent decrease.

Maximize Cash Flows from FFELP Loans

In 2013, management set out to explore alternative transactions and structures that could increase our ability to maximize the value of our ownership interests in FFELP securitization trusts and allow us to diversify our holdings while maintaining servicing fee income. In 2013, we sold our ownership interest in five of our FFELP Loan securitization trusts ($12.5 billion of securitization trust assets and $12.1 billion of related liabilities) which generated a $312 million gain on sale. During 2013 we also purchased $736 million of FFELP Loans.

Reduce Operating Expenses While Improving Efficiency and Customer Experience

For 2013, we set out to reduce unit costs, and balance our Private Education Loan growth and the challenge of increased regulatory oversight. We also planned and accomplished improving efficiency and customer experience by replacing certain of our legacy systems and making enhancements to our self-service platform and call centers (including improved call segmentation that routes an in-bound customer call directly to the appropriate agent who can answer the customer’s inquiry). In the fourth quarter of 2013, we reserved $70 million for expected compliance remediation efforts relating to pending regulatory inquiries. Excluding this compliance remediation expense, full-year 2013 operating expenses were $972 million compared with $897 million for 2012. The $75 million increase was primarily the result of increases in third-party servicing and collection activities (which resulted in $108 million of additional revenue), continued investments in technology and increased Private Education Loan marketing activities (which resulted in a 14 percent increase in originations volume).

Although total operating expenses, excluding the $70 million compliance remediation expense, were $75 million higher from the prior year, the majority of the increase related to generating higher fee income and loan originations as discussed above. An example of becoming more efficient can be seen in our Consumer Lending segment; direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 31 percent and 38 percent in the years ended December 31, 2013 and 2012, respectively.

Maintain Our Financial Strength

It was management’s objective for 2013 to continue paying dividends and repurchasing common shares through our share repurchase program while ending 2013 with capital and reserve positions as strong as those with which we ended 2012. In February 2013, we announced an increase in our quarterly common stock dividend to $0.15 per share, resulting in full-year common stock dividends paid of $264 million or $0.60 per share. In 2013, we authorized a total of $800 million for common stock repurchases. We repurchased an aggregate of 27 million shares for $600 million in 2013. At December 31, 2013, there was $200 million remaining authorization for additional common stock repurchases under our current stock repurchase program. We did this while achieving diluted “Core Earnings” per share of $2.83 and maintaining our strong balance sheet and capital positions.

In addition, on June 10, 2013, we closed on a new $6.8 billion credit facility that matures in June 2014, to facilitate the term securitization of FFELP Loans. The facility was used in June 2013 to refinance all of the FFELP Loans previously financed through the ED Conduit Program.

On July 17, 2013, we closed on a $1.1 billion asset-backed borrowing facility that matures on August 15, 2015. The facility was used to fund the call and redemption of our SLM 2009-D Private Education Loan Trust ABS, which occurred on August 15, 2013.

Expand Sallie Mae Bank Capabilities

Sallie Mae Bank continued to fund our Private Education Loan originations in 2013. We continued to evolve the operational and enterprise risk oversight program at Sallie Mae Bank in preparation for expected growth and designation as a “large bank,” which will entail enhanced regulatory scrutiny. In addition, we voluntarily made similar changes at the holding company level. See Item 1. “Business” for additional information about Sallie Mae Bank’s regulatory environment once it becomes a “large bank.”

2014 Outlook and Management Objectives

In May 2013, we announced plans to separate our consumer banking and education loan management operations into two separate businesses and complete the Spin-Off in the first half of 2014. Our primary objective for 2014 is successfully completing this transaction. We continue to believe a first half 2014 separation to be achievable. See Item 1. “Business” for a further discussion of the Spin-Off. Upon a successful separation, NewCo and SLM BankCo will each put in place their 2014 Management Objectives. We expect those objectives to be similar, as appropriate, to the 2013 Management Objectives that were established.

Results of Operations

We present the results of operations first on a consolidated basis in accordance with GAAP. As discussed earlier, we have four business segments: Consumer Lending, Business Services, FFELP Loans and Other. Since these segments operate in distinct business environments, the discussion following the Consolidated Earnings Summary is presented on a segment basis and is shown on a “Core Earnings” basis. See Item 1. “Business — Business Segments” for further discussion on the components of each segment.

GAAP Consolidated Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
(Dollars in millions, except per share amounts)	2013	2012	2011	$	%	$	%
Interest income
FFELP Loans	$2,822	$3,251	$3,461	$(429)	(13)%	$(210)	(6)%
Private Education Loans	2,527	2,481	2,429	46	2	52	2
Other loans	11	16	21	(5)	(31)	(5)	(24)
Cash and investments	17	21	19	(4)	(19)	2	11

Total interest income	5,377	5,769	5,930	(392)	(7)	(161)	(3)
Total interest expense	2,210	2,561	2,401	(351)	(14)	160	7

Net interest income	3,167	3,208	3,529	(41)	(1)	(321)	(9)
Less: provisions for loan losses	839	1,080	1,295	(241)	(22)	(215)	(17)

Net interest income after provisions for loan losses	2,328	2,128	2,234	200	9	(106)	(5)
Other income (loss):
Gains (losses) on sales of loans and investments	302	—	(35)	302	100	35	(100)
Losses on derivative and hedging activities, net	(268)	(628)	(959)	360	(57)	331	(35)
Servicing revenue	290	279	283	11	4	(4)	(1)
Contingency revenue	420	356	333	64	18	23	7
Gains on debt repurchases	42	145	38	(103)	(71)	107	282
Other income	100	92	69	8	9	23	33

Total other income (loss)	886	244	(271)	642	263	515	190
Expenses:
Operating expenses	1,042	897	1,005	145	16	(108)	(11)
Goodwill and acquired intangible assets impairment and amortization expense	13	27	21	(14)	(52)	6	29
Restructuring and other reorganization expenses	72	11	12	61	555	(1)	(8)

Total expenses	1,127	935	1,038	192	21	(103)	(10)
Income from continuing operations, before income tax expense	2,087	1,437	925	650	45	512	55
Income tax expense	776	498	328	278	56	170	52

Net income from continuing operations	1,311	939	597	372	40	342	57
Income (loss) from discontinued operations, net of tax expense (benefit)	106	(2)	35	108	5,400	(37)	(106)

Net income	1,417	937	632	480	51	305	48
Less: net loss attributable to noncontrolling interest	(1)	(2)	(1)	1	(50)	(1)	100

Net income attributable to SLM Corporation	1,418	939	633	479	51	306	48
Preferred stock dividends	20	20	18	—	—	2	11

Net income attributable to SLM Corporation common stock	$1,398	$919	$615	$479	52%	$304	49%

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$2.94	$1.93	$1.12	$1.01	52%	$.81	72%
Discontinued operations	.24	—	.07	.24	100	(.07)	(100)

Total	$3.18	$1.93	$1.19	$1.25	65%	$.74	62%

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$2.89	$1.90	$1.11	$.99	52%	$.79	71%
Discontinued operations	.23	—	.07	.23	100	(.07)	(100)

Total	$3.12	$1.90	$1.18	$1.22	64%	$.72	61%

Dividends per common share	$.60	$.50	$.30	$.10	20%	$.20	67%

Consolidated Earnings Summary — GAAP-basis

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

For the years ended December 31, 2013 and 2012, net income was $1.4 billion, or $3.12 diluted earnings per common share, and $939 million, or $1.90 diluted earnings per common share, respectively. The increase in net income was primarily due to a $360 million decrease in net losses on derivative and hedging activities, a $302 million increase in gains on sales of loans and investments, a $241 million decrease in provisions for loan losses, and a $108 million after-tax increase in income from discontinued operations, which were partially offset by $103 million of lower gains on debt repurchases, higher operating expenses of $145 million and higher restructuring and other reorganization expenses of $61 million.

The primary contributors to each of the identified drivers of changes in net income for 2013 compared with 2012 are as follows:

•

Net interest income decreased by $41 million in the current year compared with the prior year primarily due to a reduction in FFELP net interest income from a $20 billion decline in average FFELP Loans outstanding in part due to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts.

•

Provisions for loan losses decreased by $241 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments increased by $302 million as a result of $312 million in gains on the sales of the Residual Interests in FFELP Loan securitization trusts in 2013. See the section titled “Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment” for further discussion.

•

Losses on derivative and hedging activities, net, resulted in a net loss of $268 million in 2013 compared with a net loss of $628 million in 2012. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Servicing and contingency revenue increased $75 million from the prior year primarily from an increase in the number of accounts serviced and in collection volumes in 2013.

•	Gains on debt repurchases decreased $103 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Operating expenses increased $145 million primarily as a result of increases in our third-party servicing and collection activities, increased Private Education Loan marketing activities, continued investments in technology and an increase in compliance remediation expense. In the fourth quarter of 2013, we reserved $70 million for estimated compliance remediation efforts relating to pending regulatory inquiries. For additional information regarding these remediation efforts, see Item 3. “Legal Proceedings — Regulatory Matters.”

•

Restructuring and other reorganization expenses were $72 million compared with $11 million in the prior year. For 2013, these consisted of $43 million primarily related to third-party costs incurred in connection with our previously announced plan to separate our existing organization into two, separate, publicly traded companies and $29 million related to severance costs. The $11 million of expenses in 2012 related to restructuring expenses.

•

The effective tax rates for 2013 and 2012 were 37 percent and 35 percent, respectively. The movement in the effective tax rate was primarily driven by the impact of state law changes recorded in the year-ago period.

•

Income from discontinued operations increased $108 million primarily as a result of the sale of our Campus Solutions business in the second quarter of 2013 and our 529 college-savings plan administration business in the fourth quarter of 2013, which resulted in after-tax gains of $38 million and $65 million, respectively.

We repurchased 27 million shares and 58 million shares of our common stock during 2013 and 2012, respectively, as part of our common share repurchase program. Primarily as a result of these repurchases, our average outstanding diluted shares decreased by 34 million common shares in 2013.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

For the years ended December 31, 2012 and 2011, net income was $939 million, or $1.90 diluted earnings per common share, and $633 million, or $1.18 diluted earnings per common share, respectively. The increase in net income was primarily due to a $331 million decrease in net losses on derivative and hedging activities, a $215 million decrease in provisions for loan losses, a $108 million decrease in operating expenses and a $107 million increase in gains on debt repurchases, which more than offset the $321 million decline in net interest income.

The primary contributors to each of the identified drivers of changes in net income for 2012 compared with 2011 are as follows:

•

Net interest income declined by $321 million primarily due to an $11 billion reduction in average FFELP Loans outstanding, higher cost of funds, which were partly due to refinancing debt into longer term liabilities, as well as the impact from the acceleration of $50 million of non-cash loan premium amortization in the second-quarter 2012 related to the Special Direct Consolidation Loan (“SDCL”) initiative (see the section titled “FFELP Loans Segment” for further discussion). The decline in FFELP Loans outstanding was driven by normal loan amortization as well as loans that were consolidated under the SDCL initiative.

•

Provisions for loan losses decreased by $215 million primarily as a result of overall improvements in the credit quality and delinquency trends of the Private Education Loan portfolio. In second-quarter 2012, we increased our focus on encouraging our customers to enter repayment plans in lieu of additional forbearance usage to better help customers manage their overall payment obligations. As expected, this change resulted in an increase in charge-offs in fourth-quarter 2012, followed by a decline in 2013 charge-offs. See the section titled “Consumer Lending Segment — Private Education Loan Provision for Loan Losses and Charge-offs” for a further discussion of this change and impact.

•

We did not incur any losses on sales of loans and investments in 2012. In 2011, we recorded $26 million of impairment on certain investments in aircraft leveraged leases and a $9 million mark-to-market loss related to classifying our entire $12 million portfolio of non-U.S. dollar-denominated student loans as held-for-sale.

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

•	Gains on debt repurchases increased $107 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•	Operating expenses decreased $108 million primarily due to the current-year benefit of the cost-cutting efforts we implemented throughout 2011.

•	Net income from discontinued operations decreased $37 million due to the sale of our Purchased Paper — Non-Mortgage portfolio in 2011.

In addition, we repurchased 58 million shares and 19 million shares of our common stock during 2012 and 2011, respectively, as part of our common share repurchase program. Primarily as a result of these repurchases, our average outstanding diluted shares decreased by 40 million common shares in 2012.

“Core Earnings” — Definition and Limitations

We prepare financial statements in accordance with GAAP. However, we also evaluate our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings.” We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments. For additional information, see “Note 15 — Segment Reporting.”

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

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 15 — Segment Reporting.”

	Year Ended December 31, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$2,527	$—	$2,313	$—	$—	$4,840	$816	$(307)		$509	$5,349
Other loans	—	—	—	11	—	11	—	—		—	11
Cash and investments	7	5	6	4	(5)	17	—	—		—	17

Total interest income	2,534	5	2,319	15	(5)	4,868	816	(307)		509	5,377
Total interest expense	825	—	1,285	51	(5)	2,156	55	(1	)(4)	54	2,210

Net interest income (loss)	1,709	5	1,034	(36)	—	2,712	761	(306)		455	3,167
Less: provisions for loan losses	787	—	52	—	—	839	—	—		—	839

Net interest income (loss) after provisions for loan losses	922	5	982	(36)	—	1,873	761	(306)		455	2,328
Other income (loss):
Gains (losses) on sales of loans and investments	—	—	312	(10)	—	302	—	—		—	302
Servicing revenue	34	710	76	—	(530)	290	—	—		—	290
Contingency revenue	—	420	—	—	—	420	—	—		—	420
Gains on debt repurchases	—	—	—	48	—	48	(6)	—		(6)	42
Other income (loss)	—	34	—	4	—	38	(755)	549	(5)	(206)	(168)

Total other income (loss)	34	1,164	388	42	(530)	1,098	(761)	549		(212)	886
Expenses:
Direct operating expenses	299	400	557	80	(530)	806	—	—		—	806
Overhead expenses	(1)	—	—	237	—	236	—	—		—	236

Operating expenses	298	400	557	317	(530)	1,042	—	—		—	1,042
Goodwill and acquired intangible asset impairment and amortization expense	—	—	—	—	—	—	—	13		13	13
Restructuring and other reorganization expenses	6	2	—	64	—	72	—	—		—	72

Total expenses	304	402	557	381	(530)	1,114	—	13		13	1,127

Income (loss) from continuing operations, before income tax expense (benefit)	652	767	813	(375)	—	1,857	—	230		230	2,087
Income tax expense (benefit)(3)	239	281	298	(138)	—	680	—	96		96	776

Net income (loss) from continuing operations	413	486	515	(237)	—	1,177	—	134		134	1,311
Income (loss) from discontinued operations, net of tax expense (benefit)	(1)	112	—	1	—	112	—	(6)		(6)	106

Net income (loss)	412	598	515	(236)	—	1,289	—	128		128	1,417
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$412	$599	$515	$(236)	$—	$1,290	$—	$128		$128	$1,418

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$455	$—	$455
Total other loss	(212)	—	(212)
Goodwill and acquired intangible asset impairment and amortization expense	—	13	13

Total “Core Earnings” adjustments to GAAP	$243	$(13)	230

Income tax expense			96
Loss from discontinued operations, net of tax benefit			(6)

Net income			$128

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $63 million of “other derivative accounting adjustments.”

(5)	Represents the $487 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $63 million of “other derivative accounting adjustments.”

	Year Ended December 31, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,481	$—	$2,744	$—	$—	$5,225	$858	$(351)	$507	$5,732
Other loans	—	—	—	16	—	16	—	—	—	16
Cash and investments	7	7	11	2	(6)	21	—	—	—	21

Total interest income	2,488	7	2,755	18	(6)	5,262	858	(351)	507	5,769
Total interest expense	822	—	1,591	37	(6)	2,444	115	2 (4)	117	2,561

Net interest income (loss)	1,666	7	1,164	(19)	—	2,818	743	(353)	390	3,208
Less: provisions for loan losses	1,008	—	72	—	—	1,080	—	—	—	1,080

Net interest income (loss) after provisions for loan losses	658	7	1,092	(19)	—	1,738	743	(353)	390	2,128
Other income (loss):
Gains (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	46	813	90	—	(670)	279	—	—	—	279
Contingency revenue	—	356	—	—	—	356	—	—	—	356
Gains on debt repurchases	—	—	—	145	—	145	—	—	—	145
Other income (loss)	—	33	—	15	—	48	(743)	159 (5)	(584)	(536)

Total other income (loss)	46	1,202	90	160	(670)	828	(743)	159	(584)	244
Expenses:
Direct operating expenses	265	364	702	12	(670)	673	—	—	—	673
Overhead expenses	—	—	—	224	—	224	—	—	—	224

Operating expenses	265	364	702	236	(670)	897	—	—	—	897
Goodwill and acquired intangible asset impairment and amortization expense	—	—	—	—	—	—	—	27	27	27
Restructuring expenses	3	3	—	5	—	11	—	—	—	11

Total expenses	268	367	702	241	(670)	908	—	27	27	935

Income (loss) from continuing operations, before income tax expense (benefit)	436	842	480	(100)	—	1,658	—	(221)	(221)	1,437
Income tax expense (benefit)(3)	157	303	173	(36)	—	597	—	(99)	(99)	498

Net income (loss) from continuing operations	279	539	307	(64)	—	1,061	—	(122)	(122)	939
Income (loss) from discontinued operations, net of tax expense (benefit)	(2)	—	—	1	—	(1)	—	(1)	(1)	(2)

Net income (loss)	277	539	307	(63)	—	1,060	—	(123)	(123)	937
Less: net loss attributable to noncontrolling interest	—	(2)	—	—	—	(2)	—	—	—	(2)

Net income (loss) attributable to SLM Corporation	$277	$541	$307	$(63)	$—	$1,062	$—	$(123)	$(123)	$939

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$390	$—	$390
Total other loss	(584)	—	(584)
Goodwill and acquired intangible asset impairment and amortization expense	—	27	27

Total “Core Earnings” adjustments to GAAP	$(194)	$(27)	(221)

Income tax benefit			(99)
Loss from discontinued operations, net of tax benefit			(1)

Net loss			$(123)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $42 million of “other derivative accounting adjustments.”

(5)	Represents the $115 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $42 million of “other derivative accounting adjustments.”

	Year Ended December 31, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$2,429	$—	$2,914	$—	$—	$5,343	$902	$(355)		$547	$5,890
Other loans	—	—	—	21	—	21	—	—		—	21
Cash and investments	9	8	5	5	(8)	19	—	—		—	19

Total interest income	2,438	8	2,919	26	(8)	5,383	902	(355)		547	5,930
Total interest expense	801	—	1,472	54	(8)	2,319	71	11	(4)	82	2,401

Net interest income (loss)	1,637	8	1,447	(28)	—	3,064	831	(366)		465	3,529
Less: provisions for loan losses	1,179	—	86	30	—	1,295	—	—		—	1,295

Net interest income (loss) after provisions for loan losses	458	8	1,361	(58)	—	1,769	831	(366)		465	2,234
Other income (loss):
Gains (losses) on sales of loans and investments	(9)	—	—	(26)	—	(35)	—	—		—	(35)
Servicing revenue	64	872	86	—	(739)	283	—	—		—	283
Contingency revenue	—	333	—	—	—	333	—	—		—	333
Gains on debt repurchases	—	—	—	64	—	64	(26)	—		(26)	38
Other income (loss)	—	69	—	20	—	89	(805)	(174	)(5)	(979)	(890)

Total other income (loss)	55	1,274	86	58	(739)	734	(831)	(174)		(1,005)	(271)
Expenses:
Direct operating expenses	291	393	772	19	(739)	736	—	—		—	736
Overhead expenses	—	—	—	269	—	269	—	—		—	269

Operating expenses	291	393	772	288	(739)	1,005	—	—		—	1,005
Goodwill and acquired intangible asset impairment and amortization expense	—	—	—	—	—	—	—	21		21	21
Restructuring expenses	3	5	1	3	—	12	—	—		—	12

Total expenses	294	398	773	291	(739)	1,017	—	21		21	1,038

Income (loss) from continuing operations, before income tax expense (benefit)	219	884	674	(291)	—	1,486	—	(561)		(561)	925
Income tax expense (benefit)(3)	81	325	248	(107)	—	547	—	(219)		(219)	328

Net income (loss) from continuing operations	138	559	426	(184)	—	939	—	(342)		(342)	597
Income (loss) from discontinued operations, net of tax expense (benefit)	(2)	5	—	34	—	37	—	(2)		(2)	35

Net income (loss)	136	564	426	(150)	—	976	—	(344)		(344)	632
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$136	$565	$426	$(150)	$—	$977	$—	$(344)		$(344)	$633

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$465	$—	$465
Total other loss	(1,005)	—	(1,005)
Goodwill and acquired intangible asset impairment and amortization expense	—	21	21

Total “Core Earnings” adjustments to GAAP	$(540)	$(21)	(561)

Income tax benefit			(219)
Loss from discontinued operations, net of tax benefit			(2)

Net loss			$(344)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(32) million of “other derivative accounting adjustments.”

(5)	Represents the $(153) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(32) million of “other derivative accounting adjustments.”

Differences between “Core Earnings” and GAAP

The two adjustments required to reconcile our “Core Earnings” results to our GAAP results of operations relate to differing treatments for: (1) our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness; and (2) the accounting for goodwill and acquired intangible assets. The following table reflects aggregate adjustments associated with these areas.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$243	$(194)	$(540)
Net impact of goodwill and acquired intangible assets	(13)	(27)	(21)
Net income tax effect	(96)	99	219
Net effect from discontinued operations	(6)	(1)	(2)

Total “Core Earnings” adjustments to GAAP	$128	$(123)	$(344)

1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. These unrealized gains and losses occur in our Consumer Lending, FFELP Loans and Other business segments. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0 except for Floor Income Contracts, where the cumulative unrealized gain will equal the amount for which we sold the contract. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any net settlement cash paid or received being recognized ratably as an interest expense or revenue over the hedged item’s life.

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to LIBOR or Prime (for $128 billion of our FFELP assets as of April 1, 2012, we elected to change the index from commercial paper to LIBOR; see “FFELP Loans Segment — FFELP Loans Net Interest Margin” for further discussion). The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The table below quantifies the adjustments for derivative accounting on our net income.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(268)	$(628)	$(959)
Plus: Realized losses on derivative and hedging activities, net(1)	755	743	806

Unrealized gains (losses) on derivative and hedging activities, net(2)	487	115	(153)
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(307)	(351)	(355)
Other derivative accounting adjustments(3)	63	42	(32)

Total net impact derivative accounting(4)	$243	$(194)	$(540)

(1)

See the section titled “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Floor Income Contracts	$785	$412	$(267)
Basis swaps	(14)	(66)	104
Foreign currency hedges	(248)	(199)	(32)
Other	(36)	(32)	42

Total unrealized gains (losses) on derivative and hedging activities, net	$487	$115	$(153)

(3)

Other derivative accounting adjustments consist of adjustments related to: (1) foreign currency denominated debt that is adjusted to spot foreign exchange rates for GAAP where such adjustment are reversed for “Core Earnings”; and (2) certain terminated derivatives that did not receive hedge accounting treatment under GAAP but were economic hedges under “Core Earnings” and, as a result, such gains or losses amortized into “Core Earnings” over the life of the hedged item.

(4)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

Derivative accounting requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges to be recorded in a separate income statement line item below net interest income. Under our “Core Earnings” presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” net interest margin, this would primarily include: (a) reclassifying the net settlement amounts related to our Floor Income Contracts to student loan interest income; and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense. The table below summarizes the realized losses on derivative and hedging activities and the associated reclassification on a “Core Earnings” basis.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(816)	$(858)	$(902)
Net settlement income on interest rate swaps reclassified to net interest income	55	115	71
Net realized gains (losses) on terminated derivative contracts reclassified to other income	6	—	25

Total reclassifications of realized losses on derivative and hedging activities	$(755)	$(743)	$(806)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of December 31, 2013, derivative accounting has reduced GAAP equity by approximately $926 billion as a result of cumulative net unrealized net losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized net losses related to derivative accounting.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Beginning impact of derivative accounting on GAAP equity	$(1,080)	$(977)	$(676)
Net impact of net unrealized gains/(losses) under derivative accounting(1)	154	(103)	(301)

Ending impact of derivative accounting on GAAP equity	$(926)	$(1,080)	$(977)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Total pre-tax net impact of derivative accounting recognized in net income(a)	$243	$(194)	$(540)
Tax impact of derivative accounting adjustment recognized in net income	(111)	82	208
Change in unrealized gains on derivatives, net of tax recognized in Other Comprehensive Income	22	9	31

Net impact of net unrealized gains (losses) under derivative accounting	$154	$(103)	$(301)

(a)	See “ ‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods and are presented net of tax. As of December 31, 2013, the remaining amortization term of the net floor premiums was approximately 2.5 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

	December 31,
(Dollars in millions)	2013	2012	2011
Unamortized net Floor premiums (net of tax)	$(354)	$(551)	$(772)

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
“Core Earnings” goodwill and acquired intangible asset adjustments(1):
Goodwill and intangible impairment of acquired intangible assets	$—	$(9)	$—
Amortization of acquired intangible assets	(13)	(18)	(21)

Total “Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(13)	$(27)	$(21)

(1)	Negative amounts are subtracted from “Core Earnings” to arrive at GAAP net income and positive amounts are added to “Core Earnings” to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
“Core Earnings” interest income:
Private Education Loans	$2,527	$2,481	$2,429	2%	2%
Cash and investments	7	7	9	—	(22)

Total “Core Earnings” interest income	2,534	2,488	2,438	2	2
Total “Core Earnings” interest expense	825	822	801	—	3

Net “Core Earnings” interest income	1,709	1,666	1,637	3	2
Less: provision for loan losses	787	1,008	1,179	(22)	(15)

Net “Core Earnings” interest income after provision for loan losses	922	658	458	40	44
Losses on sales of loans and investments	—	—	(9)	—	(100)
Servicing revenue	34	46	64	(26)	(28)

Total other income	34	46	55	(26)	(16)
Direct operating expenses	298	265	291	12	(9)
Restructuring and other reorganization expenses	6	3	3	100	—

Total expenses	304	268	294	13	(9)

Income before income tax expense	652	436	219	50	99
Income tax expense	239	157	81	52	94

Net income from continuing operations	413	279	138	48	102
Loss from discontinued operations, net of tax benefit	(1)	(2)	(2)	(50)	—

“Core Earnings”	$412	$277	$136	49%	104%

“Core Earnings” were $412 million in 2013, compared with $277 million in 2012 and $136 million in 2011. This increase across all years was primarily the result of lower provision for loan losses as well as an increase in net interest income.

2013 highlights compared with 2012 included:

•	Loan originations increased to $3.8 billion, up 14 percent from $3.3 billion.

•	The portfolio, net of loan loss allowance, totaled $37.5 billion at December 31, 2013, compared with $36.9 billion at December 31, 2012.

•	Net interest margin, before loan loss provision, improved to 4.16 percent, up from 4.13 percent.

•	Provision for Private Education Loan losses decreased to $787 million from $1.0 billion.

•	Delinquencies of 90 days or more (as a percentage of loans in repayment) improved to 4.1 percent, compared with 4.6 percent.

•	Loans in forbearance decreased to 3.4 percent of loans in repayment and forbearance, down from 3.5 percent.

•	The annual charge-off rate (as a percentage of loans in repayment) improved to 2.8 percent, compared with 3.4 percent.

Consumer Lending Net Interest Margin

The following table shows the Consumer Lending “Core Earnings” net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provision for loan losses.

	Years Ended December 31,
	2013	2012	2011
“Core Earnings” basis Private Education Loan yield	6.39%	6.36%	6.34%
Discount amortization	.21	.22	.23

“Core Earnings” basis Private Education Loan net yield	6.60	6.58	6.57
“Core Earnings” basis Private Education Loan cost of funds	(2.03)	(2.04)	(1.99)

“Core Earnings” basis Private Education Loan spread	4.57	4.54	4.58
“Core Earnings” basis other asset spread impact	(.41)	(.41)	(.49)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.16%	4.13%	4.09%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.16%	4.13%	4.09%
Adjustment for GAAP accounting treatment(2)	(.03)	(.10)	(.08)

GAAP-basis Consumer Lending net interest margin(1)	4.13%	4.03%	4.01%

(1)	The average balances of our Consumer Lending “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Private Education Loans	$38,292	$37,691	$36,955
Other interest-earning assets	2,727	2,572	3,015

Total Consumer Lending “Core Earnings” basis interest-earning assets	$41,019	$40,263	$39,970

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see the section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP.”

Private Education Loans Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loans provision for loan losses and charge-offs.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Private Education Loan provision for loan losses	$787	$1,008	$1,179
Private Education Loan charge-offs	$878	$1,037	$1,072

In establishing the allowance for Private Education Loan losses as of December 31, 2013, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency, forbearance and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio. Total loans delinquent (as a percentage of loans in repayment) have decreased to 8.3 percent from 9.3 percent in the year-ago period. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 4.1 percent from 4.6 percent in the prior year. The charge-off rate decreased to 2.8 percent from 3.4 percent in the prior year. Loans in forbearance (as a percentage of loans in repayment and forbearance) decreased to 3.4 percent from 3.5 percent in the prior year.

Apart from the overall improvements discussed above that had the effect of reducing the provision for loan losses in 2013 compared to prior years, Private Education Loans that have defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue to not do so. Our allowance for loan losses takes into account these potential recovery uncertainties. In the third quarter of 2013, we increased our allowance related to these potential recovery shortfalls by approximately $112 million. See the section titled “Financial Condition — Consumer Lending Portfolio Performance — Receivable for Partially Charged-Off Private Education Loans” for further discussion.

The Private Education Loan provision for loan losses was $787 million for 2013, down $221 million from the year-ago period and down $392 million from two years ago. This decline over the prior two years was a result of the overall improvement in credit quality and performance trends discussed above, leading to decreases in expected future charge-offs. This overall decrease in expected future charge-offs is the net effect of a decrease in expected future defaults less a smaller decrease in what we expect to recover on such defaults.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see the section titled “Critical Accounting Policies and Estimates — Allowance for Loan Losses.”

Other Income — Consumer Lending Segment

Servicing revenue for our Consumer Lending segment primarily includes late fees. For the years ended December 31, 2013, 2012 and 2011, servicing revenue for our Consumer Lending segment totaled $34 million, $46 million and $64 million, respectively. Included in other income for 2011 was a $9 million mark-to-market loss related to classifying our entire $12 million portfolio of non-U.S. dollar-denominated student loans as held-for-sale.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The increase in operating expenses of $33 million for 2013 compared with 2012 was primarily the result of increased loan marketing and collection activities as well as continued investments in technology. The $26 million decline from 2011 to 2012 was primarily the result of cost-cutting initiatives. Direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 31 percent, 38 percent and 57 percent in 2013, 2012 and 2011, respectively.

Business Services Segment

The following tables include “Core Earnings” results for our Business Services segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net interest income after provision	$5	$7	$8	(29)%	(13)%
Servicing revenue:
Intercompany loan servicing	530	670	739	(21)	(9)
Third-party loan servicing	142	98	82	45	20
Guarantor servicing	38	44	52	(14)	(15)
Other servicing	—	1	(1)	(100)	200

Total servicing revenue	710	813	872	(13)	(7)
Contingency revenue	420	356	333	18	7
Other Business Services revenue	34	33	69	3	(52)

Total other income	1,164	1,202	1,274	(3)	(6)
Direct operating expenses	400	364	393	10	(7)
Restructuring and other reorganization expenses	2	3	5	(33)	(40)

Total expenses	402	367	398	10	(8)

Income from continuing operations, before income tax expense	767	842	884	(9)	(5)
Income tax expense	281	303	325	(7)	(7)

Net income from continuing operations	486	539	559	(10)	(3)
Income from discontinued operations, net of tax expense	112	—	5	100	(100)

Net income	598	539	564	11	(4)
Less: net loss attributable to noncontrolling interest	(1)	(2)	(1)	(50)	100

“Core Earnings” attributable to SLM Corporation	$599	$541	$565	11%	(4)%

“Core Earnings” were $599 million for 2013, compared with $541 million and $565 million in 2012 and 2011, respectively. The increase in 2013 compared to 2012 was primarily the result of $109 million of after-tax gains from the sale of two subsidiaries in 2013 and an increase in contingency revenue which was partially offset by a decline in intercompany loan servicing fees due to a lower balance of FFELP Loans serviced. The decrease in 2012 compared to 2011 was primarily due to a $25 million gain recognized in 2011 related to the termination and replacement of a credit card affiliation contract and the lower balance of FFELP Loans serviced.

Our Business Services segment earns intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $112 billion, $134 billion and $141 billion for 2013, 2012 and 2011, respectively. The decline in the average balance of FFELP Loans outstanding along with the related intercompany loan servicing revenue from prior years is primarily the result of normal amortization of the portfolio, as well as the sale of our Residual Interests in $12 billion of securitized FFELP loans in the first half of 2013 which impacted the 2013 decline.

Third-party loan servicing income for 2013 compared with 2012 increased $44 million, primarily due to the increase in ED servicing revenue (discussed below) as well as a result of the sale of Residual Interests in FFELP Loan securitization trusts in 2013. (See the section titled “FFELP Loans Segment” for further discussion.) When we sold the Residual Interests, we retained the right to service the loans in the trusts. As such, servicing income that had previously been recorded as intercompany loan servicing income is now recognized as third-party loan servicing income. The increase from 2011 to 2012 was primarily due to the increase in ED servicing revenue.

We serviced approximately 5.7 million accounts under the ED Servicing Contract as of December 31, 2013, compared with 4.3 million accounts and 3.6 million accounts serviced at December 31, 2012 and 2011, respectively. Third-party loan servicing fees in the years ended December 31, 2013, 2012 and 2011 included $109 million, $84 million and $63 million, respectively, of servicing revenue related to the ED Servicing Contract.

At December 31, 2013, we serviced over $300 billion principal balance of student loans compared with approximately $250 billion serviced at December 31, 2012. The increase in the principal balance serviced in 2013 was primarily due to the growth in the ED serviced accounts discussed above.

Our contingency revenue consists of fees we receive for the collections of delinquent debt on behalf of third-party clients performed on a contingent basis. Contingency revenue increased $64 million in 2013 compared with 2012 and increased $23 million in 2012 compared to 2011 as a result of the higher volume of collections.

The following table presents the outstanding inventory of contingent collection receivables that our Business Services segment will collect on behalf of others. We expect the inventory of contingent collection receivables to decline over time as a result of the elimination of the FFELP.

	December 31,
(Dollars in millions)	2013	2012	2011
Contingent collection receivables:
Student loans	$13,481	$13,189	$11,553
Other	2,693	2,139	2,017

Total	$16,174	$15,328	$13,570

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

In 2013, we sold our Campus Solutions business and recorded an after-tax gain of $38 million. In 2013, we sold our 529 college-savings plan administration business and recorded an after-tax gain of $71 million. The results related to these two businesses for all periods presented have been reclassified as discontinued operations and are shown on an after-tax basis.

Revenues related to services performed on FFELP Loans accounted for 77 percent, 82 percent and 82 percent of total segment revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and collection costs, and other operating costs. The increase in operating expenses of $36 million in 2013 compared with the prior year was primarily the result of an increase in our third-party servicing and collection activities as well as continued investments in technology. The decrease in operating expenses from 2011 to 2012 was primarily the result of our cost-cutting initiatives.

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
“Core Earnings” interest income:
FFELP Loans	$2,313	$2,744	$2,914	(16)%	(6)%
Cash and investments	6	11	5	(45)	120

Total “Core Earnings” interest income	2,319	2,755	2,919	(16)	(6)
Total “Core Earnings” interest expense	1,285	1,591	1,472	(19)	8

Net “Core Earnings” interest income	1,034	1,164	1,447	(11)	(20)
Less: provision for loan losses	52	72	86	(28)	(16)

Net “Core Earnings” interest income after provision for loan losses	982	1,092	1,361	(10)	(20)

Gains on sales of loans and investments	312	—	—	100	—
Servicing revenue	76	90	86	(16)	5

Total other income	388	90	86	331	5

Direct operating expenses	557	702	772	(21)	(9)
Restructuring and other reorganization expenses	—	—	1	—	(100)

Total expenses	557	702	773	(21)	(9)

Income from continuing operations, before income tax expense	813	480	674	69	(29)
Income tax expense	298	173	248	72	(30)

“Core Earnings”	$515	$307	$426	68%	(28)%

“Core Earnings” from the FFELP Loans segment were $515 million in 2013, compared with $307 million and $426 million in 2012 and 2011, respectively. The increase in 2013 compared with 2012 was primarily due to $312 million of gains from the sale of Residual Interests in FFELP Loan securitization trusts in 2013. The decrease in 2012 compared with 2011 was primarily due to the declining balance of FFELP Loans and a lower net interest margin as a result of an increase in the cost of funds. Key financial measures include:

•	Net interest margin of .88 percent in 2013 compared with .84 percent and .98 percent for 2012 and 2011, respectively. (See the section titled “FFELP Loans Net Interest Margin” for further discussion.)

•	The provision for loan losses continued to decline over the past two years as a result of improved credit performance.

FFELP Loans Net Interest Margin

The following table shows the FFELP Loans “Core Earnings” net interest margin along with reconciliation to the GAAP-basis FFELP Loans net interest margin.

	Years Ended December 31,
	2013	2012	2011
“Core Earnings” basis FFELP Loan yield	2.59%	2.66%	2.59%
Hedged Floor Income	.27	.26	.25
Unhedged Floor Income	.09	.11	.12
Consolidation Loan Rebate Fees	(.65)	(.67)	(.65)
Repayment Borrower Benefits	(.11)	(.13)	(.12)
Premium amortization	(.13)	(.15)	(.15)

“Core Earnings” basis FFELP Loan net yield	2.06	2.08	2.04
“Core Earnings” basis FFELP Loan cost of funds	(1.07)	(1.13)	(.98)

“Core Earnings” basis FFELP Loan spread	.99	.95	1.06
“Core Earnings” basis FFELP other asset spread impact	(.11)	(.11)	(.08)

“Core Earnings” basis FFELP Loans net interest margin(1)	.88%	.84%	.98%

“Core Earnings” basis FFELP Loans net interest margin(1)	.88%	.84%	.98%
Adjustment for GAAP accounting treatment(2)	.41	.31	.34

GAAP-basis FFELP Loans net interest margin	1.29%	1.15%	1.32%

(1)	The average balances of our FFELP “Core Earnings” basis interest-earning assets for the respective periods are:

	Years Ended December 31,
	2013	2012	2011
(Dollars in millions)
FFELP Loans	$112,152	$132,124	$143,109
Other interest-earning assets	5,013	6,619	5,194

Total FFELP “Core Earnings” basis interest-earning assets	$117,165	$138,743	$148,303

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” above.

The decrease in the “Core Earnings” basis FFELP Loans net interest margin of 14 basis points for 2012 compared with 2011 was primarily the result of funding costs related to new unsecured and ABS debt issuances over the period being higher than the funding costs of the debt that has matured or has been repurchased during that same period. In addition, there were increased spread impacts from increases in the average balance of our other interest-earning assets. These assets are primarily securitization trust restricted cash. Our other interest-earning asset portfolio yields a negative net interest margin and as a result, when its relative weighting increases, the overall net interest margin declines.

During the fourth-quarter 2011, the Administration announced the SDCL initiative. The SDCL initiative provided an incentive to borrowers who have at least one student loan owned by ED and at least one held by a FFELP lender to consolidate the FFELP lender’s loans into the Direct Loan Program by providing a 0.25 percentage point interest rate reduction on the FFELP Loans that are eligible for consolidation. The program was available from January 17, 2012 through June 30, 2012. As a result of the SDCL initiative, borrowers consolidated approximately $5.2 billion of our FFELP Loans to ED. The consolidation of these loans resulted in the acceleration of $42 million of non-cash loan premium amortization and $8 million of non-cash debt discount amortization during 2012. This combined $50 million acceleration of non-cash amortization related to this activity reduced the FFELP Loans net interest margin by 4 basis points in 2012.

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments (“SAP”) are calculated for FFELP Loans first disbursed on or after January 1, 2000. We elected to use the one-month LIBOR rate rather than the CP rate commencing on April 1, 2012 in connection with our entire $128 billion of CP indexed loans. This change will help us to better match loan yields with our financing costs. This election did not materially affect our results for 2012.

As of December 31, 2013, our FFELP Loan portfolio totaled approximately $105 billion, comprised of $40 billion of FFELP Stafford and $65 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 4.9 years and 9.3 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after December 31, 2013 and 2012, based on interest rates as of those dates.

	December 31, 2013			December 31, 2012
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$89.9	$13.3	$103.2	$108.6	$15.1	$123.7
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(45.5)	(.9)	(46.4)	(57.3)	(1.0)	(58.3)
Less: economically hedged Floor Income Contracts	(31.7)	—	(31.7)	(35.2)	—	(35.2)

Student loans eligible to earn Floor Income	$12.7	$12.4	$25.1	$16.1	$14.1	$30.2

Student loans earning Floor Income	$12.7	$.6	$13.3	$16.0	$2.0	$18.0

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period January 1, 2014 to June 30, 2016. The hedges related to these loans do not qualify as effective hedges.

	Years Ended December 31,
(Dollars in billions)	2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged	$28.3	$27.2	$10.4

FFELP Loans Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
FFELP Loan provision for loan losses	$52	$72	$86
FFELP Loan charge-offs	$78	$92	$78

Other Income — FFELP Loans Segment

The following table summarizes the components of “Core Earnings” other income for our FFELP Loans segment.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Gains on loans and investments	$312	$—	$—
Servicing revenue	76	90	86

Total other income, net	$388	$90	$86

Servicing revenue for our FFELP Loans segment primarily consists of customer late fees. The increase in gains on sales of loans and investments in 2013 compared to the prior years was the result of $312 million in gains from the sale of Residual Interests in FFELP Loan securitization trusts in 2013. We will continue to service the student loans in the trusts that were sold under existing agreements. The sales removed securitization trust assets of $12.5 billion and related liabilities of $12.1 billion from the balance sheet.

Operating Expenses — FFELP Loans Segment

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged from the Business Services segment and included in those amounts was $530 million, $670 million and $739 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts exceed the actual cost of servicing the loans.

The decrease in operating expenses of $145 million from 2013 to 2012, and $70 million from 2012 to 2011, was primarily the result of the reduction in the average outstanding balance of our FFELP Loans portfolio. Operating expenses, excluding restructuring-related asset impairments, were 50 basis points, 53 basis points and 54 basis points of average FFELP Loans for 2013, 2012 and 2011, respectively.

Other Segment

The Other segment primarily consists of the financial results related to the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from certain, smaller wind-down and discontinued operations within this segment. These are the Purchased Paper businesses and mortgage and other loan businesses. The Other segment includes our remaining businesses that do not pertain directly to the primary segments identified above. Overhead expenses include costs related to executive management, the Board of Directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology costs related to infrastructure and operations.

The following table includes “Core Earnings” results for our Other segment.

	Years Ended December 31,			% Increase (Decrease)
(Dollars in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net interest loss after provision	$(36)	$(19)	$(58)	89%	(67)%
Losses on sales of loans and investments	(10)	—	(26)	100	(100)
Gains on debt repurchases	48	145	64	(67)	127
Other income	4	15	20	(73)	(25)

Total other income	42	160	58	(74)	176
Direct operating expenses	80	12	19	567	(37)
Overhead expenses:
Corporate overhead	116	116	161	—	(28)
Unallocated information technology costs	121	108	108	12	—

Total overhead expenses	237	224	269	6	(17)

Total operating expenses	317	236	288	34	(18)
Restructuring and other reorganization expenses	64	5	3	1,180	67

Total expenses	381	241	291	58	(17)

Loss from continuing operations, before income tax benefit	(375)	(100)	(291)	275	(66)
Income tax benefit	(138)	(36)	(107)	283	(66)

Net loss from continuing operations	(237)	(64)	(184)	270	(65)
Income from discontinued operations, net of tax expense	1	1	34	—	(97)

“Core Earnings” net loss	$(236)	$(63)	$(150)	275%	(58)%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our other loan portfolios.

Gains on Debt Repurchases

We repurchased $1.3 billion, $711 million and $894 million face amount of our debt in 2013, 2012 and 2011, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

Direct Operating Expenses — Other Segment

In the fourth quarter of 2013, we reserved $70 million for expected compliance remediation efforts relating to pending regulatory inquiries. This is the primary reason for the increase in direct operating expenses of $68 million for 2013 over the prior year.

Overhead — Other Segment

Corporate overhead is comprised of costs related to executive management, the Board of Directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The decrease from 2011 to 2012 was primarily the result of cost-cutting initiatives.

Restructuring and Other Reorganization Expenses — Other Segment

For 2013, restructuring and other reorganization expenses were $64 million compared with $5 million and $3 million in 2012 and 2011, respectively. For 2013, these consisted of $43 million of expenses related to third-party costs incurred in connection with our previously announced plan to separate our existing organization into two, separate publicly-traded companies and $21 million related to severance costs. The $5 million and $3 million of expenses in 2012 and 2011, respectively, were related to restructuring expenses.

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

	Years Ended December 31,
	2013		2012		2011
(Dollars in millions)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$112,152	2.52%	$132,124	2.46%	$143,109	2.42%
Private Education Loans	38,292	6.60	37,691	6.58	36,955	6.57
Other loans	118	9.75	172	9.41	233	9.16
Cash and investments	9,305	.19	10,331	.20	10,636	.18

Total interest-earning assets	159,867	3.36%	180,318	3.20%	190,933	3.11%

Non-interest-earning assets	4,316		4,732		5,308

Total assets	$164,183		$185,050		$196,241

Average Liabilities and Equity
Short-term borrowings	$16,730	.99%	$24,831	.88%	$31,413	.89%
Long-term borrowings	138,682	1.47	151,397	1.55	156,151	1.36

Total interest-bearing liabilities	155,412	1.42%	176,228	1.45%	187,564	1.28%

Non-interest-bearing liabilities	3,385		3,837		3,679
Equity	5,386		4,985		4,998

Total liabilities and equity	$164,183		$185,050		$196,241

Net interest margin		1.98%		1.78%		1.85%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
2013 vs. 2012
Interest income	$(392)	$286	$(678)
Interest expense	(351)	(54)	(297)

Net interest income	$(41)	$344	$(385)

2012 vs. 2011
Interest income	$(161)	$175	$(336)
Interest expense	160	312	(152)

Net interest income	$(321)	$(130)	$(191)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$742	$—	$742	$2,629	$3,371
Grace, repayment and other(2)	38,752	64,178	102,930	36,371	139,301

Total, gross	39,494	64,178	103,672	39,000	142,672
Unamortized premium/(discount)	602	433	1,035	(704)	331
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(75)	(44)	(119)	(2,097)	(2,216)

Total student loan portfolio	$40,021	$64,567	$104,588	$37,512	$142,100

% of total FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

	December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$1,506	$—	$1,506	$2,194	$3,700
Grace, repayment and other(2)	42,189	80,640	122,829	36,360	159,189

Total, gross	43,695	80,640	124,335	38,554	162,889
Unamortized premium/(discount)	691	745	1,436	(796)	640
Receivable for partially charged-off loans	—	—	—	1,347	1,347
Allowance for loan losses	(97)	(62)	(159)	(2,171)	(2,330)

Total student loan portfolio	$44,289	$81,323	$125,612	$36,934	$162,546

% of total FFELP	35%	65%	100%
% of total	27%	50%	77%	23%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

	December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio	$50,440	$87,690	$138,130	$36,290	$174,420

	December 31, 2010
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio	$56,252	$92,397	$148,649	$35,656	$184,305

	December 31, 2009
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total GAAP basis, net	$52,675	$68,379	$121,054	$22,753	$143,807
Total off-balance sheet, net	5,499	14,797	20,296	12,342	32,638

Total “Core Earnings” basis	$58,174	$83,176	$141,350	$35,095	$176,445

Average Student Loan Balances (net of unamortized premium/discount)

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$42,039	$70,113	$112,152	$38,292	$150,444
% of FFELP	37%	63%	100%
% of total	28%	47%	75%	25%	100%

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$47,629	$84,495	$132,124	$37,691	$169,815
% of FFELP	36%	64%	100%
% of total	28%	50%	78%	22%	100%

	Year Ended December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$53,163	$89,946	$143,109	$36,955	$180,064
% of FFELP	37%	63%	100%
% of total	29%	50%	79%	21%	100%

Student Loan Activity

	Year Ended December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	413	323	736	3,819	4,555
Capitalized interest and premium/discount amortization	1,203	1,120	2,323	756	3,079
Consolidations to third parties	(1,525)	(1,001)	(2,526)	(94)	(2,620)
Sales(1)	(102)	(12,147)	(12,249)	(61)	(12,310)
Repayments and other	(4,257)	(5,051)	(9,308)	(3,842)	(13,150)

Ending balance	$40,021	$64,567	$104,588	$37,512	$142,100

	Year Ended December 31, 2012
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$50,440	$87,690	$138,130	$36,290	$174,420
Acquisitions and originations	2,764	903	3,667	3,386	7,053
Capitalized interest and premium/discount amortization	1,373	1,443	2,816	1,029	3,845
Consolidations to third parties	(5,049)	(2,803)	(7,852)	(73)	(7,925)
Sales	(530)	—	(530)	—	(530)
Repayments and other	(4,709)	(5,910)	(10,619)	(3,698)	(14,317)

Ending balance	$44,289	$81,323	$125,612	$36,934	$162,546

	Year Ended December 31, 2011
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$56,252	$92,397	$148,649	$35,656	$184,305
Acquisitions and originations	814	802	1,616	2,942	4,558
Capitalized interest and premium/discount amortization	1,506	1,535	3,041	1,269	4,310
Consolidations to third parties	(2,741)	(1,058)	(3,799)	(69)	(3,868)
Sales	(754)	—	(754)	—	(754)
Repayments and other	(4,637)	(5,986)	(10,623)	(3,508)	(14,131)

Ending balance	$50,440	$87,690	$138,130	$36,290	$174,420

(1)	Includes $12.0 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

Student Loan Allowance for Loan Losses Activity

	GAAP and “Core Earnings” Basis
	December 31, 2013			December 31, 2012			December 31, 2011
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
GAAP Basis:
Beginning balance	$159	$2,171	$2,330	$187	$2,171	$2,358	$189	$2,022	$2,211
Less:
Charge-offs(1)	(78)	(878)	(956)	(92)	(1,037)	(1,129)	(78)	(1,072)	(1,150)
Student loan sales	(14)	—	(14)	(8)	—	(8)	(10)	—	(10)
Plus:
Provision for loan losses	52	787	839	72	1,008	1,080	86	1,179	1,265
Reclassification of interest reserve(2)	—	17	17	—	29	29	—	42	42

Ending balance	$119	$2,097	$2,216	$159	$2,171	$2,330	$187	$2,171	$2,358

Percent of total	5%	95%	100%	7%	93%	100%	8%	92%	100%

Troubled debt restructuring(3)	—	8,949	8,949	—	7,294	7,294	—	5,249	5,249

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

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

	GAAP Basis
	December 31, 2010			December 31, 2009
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
GAAP Basis:
Beginning balance	$161	$1,443	$1,604	$138	$1,308	$1,446
Less:
Charge-offs(1)	(87)	(1,291)	(1,378)	(79)	(876)	(955)
Student loan sales	(8)	—	(8)	(4)	—	(4)
Plus:
Provision for loan losses	98	1,298	1,396	106	967	1,073
Reclassification of interest reserve(2)	—	48	48	—	44	44
Consolidation of securitization trusts(3)	25	524	549	—	—	—

Ending balance	$189	$2,022	$2,211	$161	$1,443	$1,604

	Off-Balance Sheet
	December 31, 2010			December 31, 2009
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Off-Balance Sheet:
Beginning balance	$25	$524	$549	$27	$505	$532
Less:
Charge-offs(1)	—	—	—	(15)	(423)	(438)
Student loan sales	—	—	—	—	—	—
Plus:
Provision for loan losses	—	—	—	13	432	445
Reclassification of interest reserve(2)	—	—	—	—	10	10
Consolidation of securitization trusts(3)	(25)	(524)	(549)	—	—	—

Ending balance	$—	$—	$—	$25	$524	$549

	“Core Earnings” Basis
	December 31, 2010			December 31, 2009
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
“Core Earnings” Basis:
Balance at beginning of period	$186	$1,967	$2,153	$165	$1,813	$1,978
Less:
Charge-offs(1)	(87)	(1,291)	(1,378)	(94)	(1,299)	(1,393)
Student loan sales	(8)	—	(8)	(4)	—	(4)
Plus:
Provision for loan losses	98	1,298	1,396	119	1,399	1,518
Reclassification of interest reserve(2)	—	48	48	—	54	54

Total “Core Earnings” basis	$189	$2,022	$2,211	$186	$1,967	$2,153

Percent of total	9%	91%	100%	9%	91%	100%

Troubled debt restructuring(3)	$—	$439	$439	$—	$223	$223

(1)

Charge-offs are reported net of expected recoveries. For Private Education Loans, the expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See the section titled “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

(2)

Represents the additional allowance related to the amount of uncollectible interest reserved within interest income that is transferred in the period to the allowance for loan losses when interest is capitalized to a loan’s principal balance.

(3)	Represents the recorded investment of loans identified as troubled debt restructuring.

Private Education Loan Originations

The following table summarizes our Private Education Loan originations.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Smart Option — interest only(1)	$937	$941	$881
Smart Option — fixed pay(1)	1,191	1,005	1,118
Smart Option — deferred(1)	1,599	1,319	579
Other	74	80	159

Total Private Education Loan originations	$3,801	$3,345	$2,737

(1)

Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See the section titled “Consumer Lending Portfolio Performance — Private Education Loan Repayment Options” for further discussion.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The tables below present our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	December 31,
	2013		2012		2011
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,528		$5,904		$6,522
Loans in forbearance(2)	1,102		1,136		1,386
Loans in repayment and percentage of each status:
Loans current	28,768	91.7%	28,575	90.7%	27,122	89.9%
Loans delinquent 31-60 days(3)	802	2.6	1,012	3.2	1,076	3.6
Loans delinquent 61-90 days(3)	513	1.6	481	1.5	520	1.6
Loans delinquent greater than 90 days(3)	1,287	4.1	1,446	4.6	1,467	4.9

Total Private Education Loans in repayment	31,370	100%	31,514	100%	30,185	100%

Total Private Education Loans, gross	39,000		38,554		38,093
Private Education Loan unamortized discount	(704)		(796)		(873)

Total Private Education Loans	38,296		37,758		37,220
Private Education Loan receivable for partially charged-off loans	1,313		1,347		1,241
Private Education Loan allowance for losses	(2,097)		(2,171)		(2,171)

Private Education Loans, net	$37,512		$36,934		$36,290

Percentage of Private Education Loans in repayment		80.4%		81.7%		79.2%

Delinquencies as a percentage of Private Education Loans in repayment		8.3%		9.3%		10.1%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.4%		3.5%		4.4%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		85.1%		78.5%		72.4%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Allowance at beginning of period	$2,171	$2,171	$2,022
Provision for Private Education Loan losses	787	1,008	1,179
Charge-offs(1)	(878)	(1,037)	(1,072)
Reclassification of interest reserve(2)	17	29	42

Allowance at end of period	$2,097	$2,171	$2,171

Charge-offs as a percentage of average loans in repayment	2.8%	3.4%	3.7%
Charge-offs as a percentage of average loans in repayment and forbearance	2.7%	3.2%	3.6%
Allowance as a percentage of the ending total loans	5.2%	5.4%	5.5%
Allowance as a percentage of ending loans in repayment	6.7%	6.9%	7.2%
Average coverage of charge-offs	2.4	2.1	2.0
Ending total loans(3)	$40,313	$39,901	$39,334
Average loans in repayment	$31,556	$30,750	$28,790
Ending loans in repayment	$31,370	$31,514	$30,185

(1)

Charge-offs are reported net of expected recoveries. The expected recovery amount is transferred to the receivable for partially charged-off loan balance. Charge-offs include charge-offs against the receivable for partially charged-off loans which represents the difference between what was expected to be collected and any shortfalls in what was actually collected in the period. See the section titled “Receivable for Partially Charged-Off Private Education Loans” for further discussion.

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

	December 31, 2013			December 31, 2012			December 31, 2011
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$36,940	$3,373	$40,313	$36,144	$3,757	$39,901	$35,233	$4,101	$39,334
Ending loans in repayment	29,083	2,287	31,370	28,930	2,584	31,514	27,467	2,718	30,185
Private Education Loan allowance for loan losses	1,592	505	2,097	1,637	534	2,171	1,542	629	2,171
Charge-offs as a percentage of average loans in repayment	2.3%	9.1%	2.8%	2.7%	10.9%	3.4%	2.8%	12.3%	3.7%
Allowance as a percentage of ending total loans	4.3%	15.0%	5.2%	4.5%	14.2%	5.4%	4.4%	15.3%	5.5%
Allowance as a percentage of ending loans in repayment	5.5%	22.1%	6.7%	5.7%	20.7%	6.9%	5.6%	23.1%	7.2%
Average coverage of charge-offs	2.4	2.3	2.4	2.2	1.9	2.1	2.1	1.9	2.0
Delinquencies as a percentage of Private Education Loans in repayment	7.2%	21.7%	8.3%	8.1%	23.4%	9.3%	8.6%	26.0%	10.1%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	3.5%	12.0%	4.1%	3.9%	12.6%	4.6%	4.0%	13.6%	4.9%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.2%	5.5%	3.4%	3.3%	5.1%	3.5%	4.2%	6.6%	4.4%
Loans that entered repayment during the period(2)	$2,906	$81	$2,987	$3,336	$194	$3,530	$4,886	$345	$5,231
Percentage of Private Education Loans with a cosigner	70%	31%	67%	68%	30%	65%	65%	29%	62%
Average FICO at origination	729	625	722	728	624	720	726	624	717

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

	December 31, 2010			December 31, 2009
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$34,177	$4,395	$38,572	$33,223	$4,747	$37,970
Ending loans in repayment	25,043	2,809	27,852	21,453	2,913	24,366
Private Education Loan allowance for loan losses	1,231	791	2,022	1,056	911	1,967
Charge-offs as a percentage of average loans in repayment	3.6%	16.8%	5.0%	3.6%	21.4%	6.0%
Allowance as a percentage of ending total loans	3.6%	18.0%	5.2%	3.2%	19.2%	5.2%
Allowance as a percentage of ending loans in repayment	4.9%	28.2%	7.3%	4.9%	31.3%	8.1%
Allowance coverage of charge-offs	1.5	1.7	1.6	1.6	1.5	1.5
Delinquencies as a percentage of Private Education Loans in repayment	8.8%	27.4%	10.6%	9.5%	31.4%	12.1%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	4.2%	15.0%	5.3%	4.6%	17.5%	6.1%
Loans in forbearance as a percentage of loans in repayment and forbearance	4.4%	6.1%	4.6%	5.3%	7.1%	5.5%
Loans that entered repayment during the period(2)	$6,451	$553	$7,004	$6,430	$851	$7,281
Percentage of Private Education Loans with a cosigner	63%	28%	59%	61%	28%	57%
Average FICO at origination	725	623	715	725	623	713

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $336 million and $198 million in the allowance for Private Education Loan losses at December 31, 2013 and 2012, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see the section titled “Consumer Lending Segment — Private Education Loan Provision for Loan Losses and Charge-Offs” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Receivable at beginning of period	$1,347	$1,241	$1,040
Expected future recoveries of current period defaults(1)	290	351	391
Recoveries(2)	(230)	(189)	(155)
Charge-offs(3)	(94)	(56)	(35)

Receivable at end of period	1,313	1,347	1,241
Allowance for estimated recovery shortfalls(4)	(336)	(198)	(148)

Net receivable at end of period	$977	$1,149	$1,093

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion overall allowance for Private Education Loan losses as of December 31, 2013 and $2.2 billion overall allowance for Private Education Loan losses as of December 31, 2012 and 2011, respectively.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The number of loans in a forbearance status as a percentage of loans in repayment and forbearance decreased to 3.4 percent in 2013 compared with 3.5 percent in 2012. As of December 31, 2013, 1 percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of December 31, 2013 (customers made payments on approximately 28 percent of these loans as a prerequisite to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment — Portfolio data through December 31, 2013
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.7%	9.1%	5.6%
Current	51.2	59.8	67.6
Delinquent 31-60 days	3.1	2.0	.4
Delinquent 61-90 days	1.9	1.1	.1
Delinquent greater than 90 days	4.7	2.7	.3
Forbearance	3.9	3.0	—
Defaulted	20.1	11.4	7.5
Paid	5.4	10.9	18.5

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans that are delinquent greater than 90 days or that are in forbearance status decreases the longer the loans have been in active repayment status.

At December 31, 2013, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.5 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.2 percent for loans that have been in active repayment status for more than 48 months. Approximately 63 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

At December 31, 2013, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 6.4 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 2.2 percent for loans that have been in active repayment status for more than 48 months. Approximately 49 percent of our Private Education Loans in repayment that are delinquent greater than 90 days status has been in active repayment status less than 25 months.

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
December 31, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,528	$6,528
Loans in forbearance	502	189	166	106	139	—	1,102
Loans in repayment — current	4,056	4,735	4,856	4,633	10,488	—	28,768
Loans in repayment — delinquent 31-60 days	166	167	152	121	196	—	802
Loans in repayment — delinquent 61-90 days	117	115	94	72	115	—	513
Loans in repayment — delinquent greater than 90 days	330	305	238	171	243	—	1,287

Total	$5,171	$5,511	$5,506	$5,103	$11,181	$6,528	39,000

Unamortized discount							(704)
Receivable for partially charged-off loans							1,313
Allowance for loan losses							(2,097)

Total Private Education Loans, net							$37,512

Loans in forbearance as a percentage of loans in repayment and forbearance	9.7%	3.4%	3.0%	2.1%	1.2%	—%	3.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	7.1%	5.7%	4.5%	3.4%	2.2%	—%	4.1%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
December 31, 2012	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$5,904	$5,904
Loans in forbearance	602	195	149	83	107	—	1,136
Loans in repayment — current	5,591	5,366	5,405	4,403	7,810	—	28,575
Loans in repayment — delinquent 31-60 days	353	189	175	116	179	—	1,012
Loans in repayment — delinquent 61-90 days	185	95	81	49	71	—	481
Loans in repayment — delinquent greater than 90 days	640	292	227	129	158	—	1,446

Total	$7,371	$6,137	$6,037	$4,780	$8,325	$5,904	38,554

Unamortized discount							(796)
Receivable for partially charged-off loans							1,347
Allowance for loan losses							(2,171)

Total Private Education Loans, net							$36,934

Loans in forbearance as a percentage of loans in repayment and forbearance	8.2%	3.2%	2.5%	1.7%	1.3%	—%	3.5%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	9.5%	4.9%	3.9%	2.7%	1.9%	—%	4.6%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
December 31, 2011	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,522	$6,522
Loans in forbearance	920	194	126	66	80	—	1,386
Loans in repayment — current	6,866	6,014	5,110	3,486	5,646	—	27,122
Loans in repayment — delinquent 31-60 days	506	212	158	83	117	—	1,076
Loans in repayment — delinquent 61-90 days	245	100	78	41	56	—	520
Loans in repayment — delinquent greater than 90 days	709	317	205	102	134	—	1,467

Total	$9,246	$6,837	$5,677	$3,778	$6,033	$6,522	38,093

Unamortized discount							(873)
Receivable for partially charged-off loans							1,241
Allowance for loan losses							(2,171)

Total Private Education Loans, net							$36,290

Loans in forbearance as a percentage of loans in repayment and forbearance	10.0%	2.8%	2.2%	1.8%	1.3%	—%	4.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	8.5%	4.8%	3.7%	2.7%	2.3%	—%	4.9%

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the customer has used forbearance as of the dates indicated. As detailed in the table below, there has been a continuing decline in the average months of forbearance used in our portfolio.

	December 31,
	2013		2012		2011
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months customer has used forbearance:
Up to 12 months	$841	76%	$883	78%	$887	64%
13 to 24 months	168	15	186	16	446	32
More than 24 months	93	9	67	6	53	4

Total	$1,102	100%	$1,136	100%	$1,386	100%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of December 31, 2013.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$22,417	$7,728	$1,225	$31,370
$ in total	$27,228	$10,500	$1,272	$39,000
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of December 31, 2013 and 2012, customers in repayment owing approximately $4.5 billion (14 percent of loans in repayment) and $6.6 billion (21 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 9 percent and 10 percent were non-traditional loans as of December 31, 2013 and 2012, respectively.

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

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater than 90 days Past Due	Allowance for Uncollectible Interest
2013	$1,023	$48	$66
2012	$904	$55	$67
2011	$1,018	$54	$72
2010	$1,271	$55	$94
2009	$1,165	$41	$96

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The tables below present our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	December 31,
	2013		2012		2011
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$13,678		$17,702		$22,887
Loans in forbearance(2)	13,490		15,902		19,575
Loans in repayment and percentage of each status:
Loans current	63,330	82.8%	75,499	83.2%	77,093	81.9%
Loans delinquent 31-60 days(3)	3,746	4.9	4,710	5.2	5,419	5.8
Loans delinquent 61-90 days(3)	2,207	2.9	2,788	3.1	3,438	3.7
Loans delinquent greater than 90 days(3)	7,221	9.4	7,734	8.5	8,231	8.6

Total FFELP Loans in repayment	76,504	100%	90,731	100%	94,181	100%

Total FFELP Loans, gross	103,672		124,335		136,643
FFELP Loan unamortized premium	1,035		1,436		1,674

Total FFELP Loans	104,707		125,771		138,317
FFELP Loan allowance for losses	(119)		(159)		(187)

FFELP Loans, net	$104,588		$125,612		$138,130

Percentage of FFELP Loans in repayment		73.8%		73.0%		68.9%

Delinquencies as a percentage of FFELP Loans in repayment		17.2%		16.8%		18.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.0%		14.9%		17.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Allowance at beginning of period	$159	$187	$189
Provision for FFELP Loan losses	52	72	86
Charge-offs	(78)	(92)	(78)
Student loan sales	(14)	(8)	(10)

Allowance at end of period	$119	$159	$187

Charge-offs as a percentage of average loans in repayment	.10%	.10%	.08%
Charge-offs as a percentage of average loans in repayment and forbearance	.08%	.08%	.07%
Allowance as a percentage of the ending total loans, gross	.12%	.13%	.14%
Allowance as a percentage of ending loans in repayment	.16%	.18%	.20%
Allowance coverage of charge-offs	1.5	1.7	2.4
Ending total loans, gross	$103,672	$124,335	$136,643
Average loans in repayment	$80,822	$91,653	$94,359
Ending loans in repayment	$76,504	$90,731	$94,181

Liquidity and Capital Resources

Funding and Liquidity Risk Management

The following “Liquidity and Capital Resources” discussion concentrates on our Consumer Lending and FFELP Loans segments. Our Business Services and Other segments require minimal capital and funding.

We define liquidity risk as the potential inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the potential inability to fund Private Education Loan originations. Our three primary liquidity needs include our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress and to avoid any mismatch between the maturity of assets and liabilities, our ongoing ability to fund originations of Private Education Loans and servicing our indebtedness and bank deposits. To achieve these objectives we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources including the issuance of unsecured debt, the issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities and through deposits at Sallie Mae Bank.

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

We have unsecured debt that totaled, as of December 31, 2013, approximately $18.3 billion. In connection with our May 28, 2013 announcement of the proposed Spin-Off, three rating agencies took negative ratings actions with regard to our long-term unsecured debt ratings. Fitch lowered its senior unsecured long-term debt rating one notch to BB+, one notch below its investment grade, and also placed its rating on negative watch. Moody’s and S&P placed their ratings on our senior unsecured long-term debt on review and watch, respectively, for possible downgrade. Moody’s current rating is Ba1, one notch below its investment grade, and S&P’s rating is BBB-, its lowest investment grade. Fitch and S&P indicated that if the Spin-Off occurs as planned, they expect to further lower their ratings by one notch and up to two notches, respectively. As a result of Fitch’s action, two of the three credit rating agencies now rate our long-term unsecured debt at below investment grade such that we are no longer considered an investment grade issuer. Whereas we had previously been included in the Investment Grade Index, we are now included in the High Yield Index. This has resulted in a higher cost of funds for us, and our senior unsecured debt to trade with greater volatility.

The negative actions taken by the credit rating agencies were based on concerns that the Spin-Off will have a negative impact on the holders of our senior unsecured debt. According to their ratings reports, these concerns primarily focus on NewCo’s lack of future Private Student Loan originations and related servicing income, the loss of access to the earnings, cash flow, equity and potential market value of Sallie Mae Bank, the run-off of the FFELP Loan portfolio and strategic uncertainty as to the source of incremental earnings and cash flow to replace that in run-off, and an expected increase in our cost of accessing the unsecured debt markets, including for refinancing purposes.

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $2.2 billion of senior unsecured notes that mature in the next twelve months, primarily through our current cash and investment portfolio, the issuance of additional bank deposits and unsecured debt, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our secured FFELP facilities; we may also issue term ABS.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term. We have $2.3 billion of cash at Sallie Mae Bank as of December 31, 2013 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations, but will continue to opportunistically purchase FFELP Loan portfolios from others.

Sources of Liquidity and Available Capacity

Ending Balances

	December 31,
(Dollars in millions)	2013	2012
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$3,015	$2,376
Sallie Mae Bank(1)	2,284	1,598

Total unrestricted cash and liquid investments	$5,299	$3,974

Unencumbered FFELP Loans:
Holding Company and other non-bank subsidiaries	$1,259	$612
Sallie Mae Bank	1,425	1,044

Total unencumbered FFELP Loans	$2,684	$1,656

Average Balances

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,475	$2,386	$2,474
Sallie Mae Bank(1)	1,582	913	1,244

Total unrestricted cash and liquid investments	$4,057	$3,299	$3,718

Unencumbered FFELP Loans:
Holding Company and other non-bank subsidiaries	$837	$691	$1,201
Sallie Mae Bank	1,141	527	198

Total unencumbered FFELP Loans	$1,978	$1,218	$1,399

(1)	This amount will be used primarily to originate or acquire student loans at Sallie Mae Bank. See discussion below on restrictions on Sallie Mae Bank to pay dividends.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan–other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of December 31, 2013 and 2012, the maximum additional capacity under these facilities was $10.6 billion and $11.8 billion, respectively. For the years ended December 31, 2013 and 2012, the average maximum additional capacity under these facilities was $11.1 billion and $11.3 billion, respectively.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans, net, comprised $13.9 billion of our unencumbered assets of which $11.2 billion and $2.7 billion related to Private Education Loans, net and FFELP Loans, net, respectively. At December 31, 2013, we had a total of $23.8 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

Sallie Mae Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, Sallie Mae Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, Sallie Mae Bank’s capital and surplus would not be impaired. While applicable Utah and FDIC regulations differ in approach as to determinations of impairment of capital and surplus, neither method of determination has historically required Sallie Mae Bank to obtain consent to the payment of dividends. For the years ended December 31, 2013 and 2012, Sallie Mae Bank paid dividends of $120 million and $420 million, respectively.

In addition to the foregoing, Sallie Mae Bank’s annual business plans are periodically reviewed by the FDIC. Recently the FDIC expressed its objection to the payment of dividends from Sallie Mae Bank to the Company prior to the completion of the Spin-Off. The bases for the objection are unrelated to the current capitalization of Sallie Mae Bank or the results of its operations. The FDIC has stated its preference that Sallie Mae Bank refrain from making periodic dividends to the Company for any reason other than the payment of the normal quarterly cash dividend paid by the Company to holders of its two series of preferred stock until all terms of the pending formal enforcement action with the FDIC are resolved and the Spin-Off has been completed. Sallie Mae Bank does not expect to declare such a dividend prior to the occurrence of the Spin-Off and not doing so will not materially or adversely affect the financial condition, operations or liquidity of the Company and its subsidiaries taken as a whole. If the FDIC continues its general objection to the payment of dividends from Sallie Mae Bank to its parent for an extended period of time after the completion of the Spin-Off, SLM BankCo’s financial condition, operations, liquidity and ability to access capital markets could be materially and adversely affected.

For further discussion of our various sources of liquidity, such as Sallie Mae Bank, our continued access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings.”

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

	December 31,
(Dollars in billions)	2013	2012
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.6	$6.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.7	6.6
Tangible unencumbered assets — Holding Company and other non-bank subsidiaries(1)	13.1	12.6
Tangible unencumbered assets — Sallie Mae Bank(1)	10.7	8.6
Unsecured debt	(27.9)	(26.7)
Mark-to-market on unsecured hedged debt(2)	(.8)	(1.7)
Other liabilities, net	(1.2)	(1.4)

Total tangible equity	$5.2	$4.6

(1)	Excludes goodwill and acquired intangible assets.

(2)	At December 31, 2013 and 2012, there were $612 million and $1.4 billion, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

2013 Financing Transactions

During 2013, we issued $6.5 billion in FFELP ABS, $3.1 billion in Private Education Loan ABS and $3.75 billion in unsecured bonds.

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

Shareholder Distributions

On February 5, 2013, we increased our quarterly dividend on our common stock from $0.125 per common share to $0.15 per common share. We paid our quarterly dividend on March 15, 2013, June 21, 2013, September 20, 2013 and December 20, 2013. In 2013, the Board of Directors authorized a share repurchase program in total of $800 million for our outstanding common stock. The program does not have an expiration date. During 2013, we repurchased 27 million shares of common stock for an aggregate purchase price of $600 million. In 2012, we repurchased 58 million shares at an aggregate price of $900 million.

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

Recent First-Quarter 2014 Transactions

On January 10, 2014, we closed on a new $8 billion asset-backed commercial paper (“ABCP”) facility that matures in January 2016. This facility replaces an existing $5.5 billion FFELP ABCP facility which was retired in January 2014. The additional $2.5 billion will be available for FFELP acquisition or refinancing. The maximum amount that can be financed steps down to $7 billion in March 2015. The new facility’s maturity date is January 8, 2016.

Counterparty Exposure

Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us. Risks associated with our lending portfolio are discussed in the section titled “Financial Condition — Consumer Lending Portfolio Performance” and “— FFELP Loan Portfolio Performance.”

Our investment portfolio is composed of very short-term securities issued by a diversified group of highly rated issuers, limiting our counterparty exposure. Additionally, our investing activity is governed by Board of Director approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.

Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”). CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by us and Sallie Mae Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our securitization trusts require collateral in all cases if the counterparty’s credit rating is withdrawn or downgraded below a certain level. Additionally, securitizations involving foreign currency notes issued after November 2005 also require the counterparty to post collateral to the trust based on the fair value of the derivative, regardless of credit rating. The trusts are not required to post collateral to the counterparties. In all cases, our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We consider counterparties’ credit risk when determining the fair value of derivative positions on our exposure net of collateral.

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

The table below highlights exposure related to our derivative counterparties at December 31, 2013.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts
Exposure, net of collateral(1)	$83	$968
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	94%	40%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	0%	0%

(1)

Our securitization trusts had total net exposure of $772 million related to financial institutions located in France; of this amount, $577 million carries a guaranty from the French government. The total exposure relates to $5.1 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.4 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of December 31, 2013, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at December 31, 2013 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $63 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at December 31, 2013, 2012 and 2011, and average balances and average interest rates of our “Core Earnings” basis borrowings for 2013, 2012 and 2011. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See the section titled “‘Core Earnings’ —Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 7).

Ending Balances

	December 31, 2013			December 31, 2012			December 31, 2011
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,213	$16,056	$18,269	$2,319	$15,446	$17,765	$1,801	$15,199	$17,000
Bank deposits	6,133	2,807	8,940	4,226	3,088	7,314	3,856	1,956	5,812
Other(1)	691	—	691	1,609	—	1,609	1,329	—	1,329

Total unsecured borrowings	9,037	18,863	27,900	8,154	18,534	26,688	6,986	17,155	24,141

Secured borrowings:
FFELP Loan securitizations	—	90,756	90,756	—	105,525	105,525	—	107,905	107,905
Private Education Loan securitizations	—	18,835	18,835	—	19,656	19,656	—	19,297	19,297
FFELP Loan — other facilities	4,715	5,311	10,026	11,651	4,827	16,478	22,523	5,361	27,884
Private Education Loan — other facilities	—	843	843	—	1,070	1,070	—	1,992	1,992

Total secured borrowings	4,715	115,745	120,460	11,651	131,078	142,729	22,523	134,555	157,078

Total “Core Earnings” basis	13,752	134,608	148,360	19,805	149,612	169,417	29,509	151,710	181,219
Hedge accounting adjustments	43	2,040	2,083	51	2,789	2,840	64	2,683	2,747

Total GAAP basis	$13,795	$136,648	$150,443	$19,856	$152,401	$172,257	$29,573	$154,393	$183,966

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Secured borrowings comprised 81 percent of our “Core Earnings” basis debt outstanding at December 31, 2013 versus 84 percent at December 31, 2012.

	Years Ended December 31,
	2013		2012		2011
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$17,893	3.27%	$18,183	2.98%	$19,562	2.34%
Bank deposits	7,709	1.14	5,753	1.43	5,344	1.96
Other(1)	1,037	.15	1,474	.21	1,187	.17

Total unsecured borrowings	26,639	2.53	25,410	2.47	26,093	2.16

Secured borrowings:
FFELP Loan securitizations	95,486	.99	106,493	1.08	110,474	.93
Private Education Loan securitizations	19,770	2.03	19,322	2.10	20,976	2.17
FFELP Loan — other facilities	12,890	.98	23,123	.97	29,749	.92
Private Education Loan — other facilities	627	1.50	1,880	1.77	272	2.08

Total secured borrowings	128,773	1.15	150,818	1.20	161,471	1.09

Total	$155,412	1.39%	$176,228	1.39%	$187,564	1.24%

“Core Earnings” average balance and rate	$155,412	1.39%	$176,228	1.39%	$187,564	1.24%
Adjustment for GAAP accounting treatment	—	.03	—	.06	—	.04

GAAP-basis average balance and rate	$155,412	1.42%	$176,228	1.45%	$187,564	1.28%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Contractual Cash Obligations

The following table provides a summary of our contractual principal obligations associated with long-term notes at December 31, 2013. For further discussion of these obligations, see “Note 6 — Borrowings.”

(Dollars in millions)	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Long-term notes:
Senior unsecured debt	$—	$3,790	$4,625	$7,641	$16,056
Unsecured term bank deposits	—	1,843	964	—	2,807
Secured borrowings(1)	14,408	21,170	18,754	61,413	115,745

Total contractual cash obligations(2)	$14,408	$26,803	$24,343	$69,054	$134,608

(1)

Includes long-term beneficial interests of $109.6 billion of notes issued by consolidated VIEs in conjunction with our securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on our current projection of prepayment speeds of the securitized assets.

(2)

The aggregate principal amount of debt that matures in each period is $14.5 billion, $26.9 billion, $24.5 billion and $69.6 billion, respectively. Specifically excludes derivative market value adjustments of $2.0 billion for long-term notes. Interest obligations on notes are predominantly variable in nature, resetting monthly and quarterly based on LIBOR.

Unrecognized tax benefits were $62 million and $33 million for 2013 and 2012, respectively. For additional information, see “Note 14 — Income Taxes.”

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. “Note 2 — Significant Accounting Policies” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. The most significant judgments, estimates and assumptions relate to the following critical accounting policies that are discussed in more detail below.

Allowance for Loan Losses

In determining the allowance for loan losses on our non-TDR portfolio, we estimate the principal amount of loans that will default over the next two years (two years being the expected period between a loss event and default) and how much we expect to recover over time related to the defaulted amount. Expected defaults less our expected recoveries equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is two years. Separately, for our TDR portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate (see the section titled “Allowance for Private Education Loan Losses” in “Note 2 — Significant Accounting Policies”). Our TDR portfolio is comprised mostly of loans with interest rate reductions and forbearance usage greater than three months. The separate allowance estimates for our TDR and non-TDR portfolios are combined into our total allowance for Private Education Loan losses.

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

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectations regarding macroeconomic and collection procedure factors. Our model is based upon the most recent 12 months of actual collection experience, adjusted for seasonality, as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customers’ ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance, and collection performance, as well as expectations about economic factors.

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

Our allowance for Private Education Loan losses also provides for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans. At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so.

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

Premium and Discount Amortization

The most judgmental estimate for premium and discount amortization on student loans is the CPR, which measures the rate at which loans in the portfolio pay down principal compared to their stated terms. Loan consolidation, default, term extension and other prepayment factors affecting our CPR estimates are affected by changes in our business strategy, changes in our competitor’s business strategies, legislative changes, interest rates and changes to the current economic and credit environment. When we determine the CPR we begin with historical prepayment rates due to consolidation activity, defaults, payoffs and term extensions from the utilization of forbearance. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustment may be needed to those historical prepayment rates.

In the past the consolidation of FFELP Loans and Private Education Loans significantly affected our CPRs and updating those assumptions often resulted in material adjustments to our amortization expense. As a result of the passage of HCERA in 2010, there is no longer the ability to consolidate under the FFELP. As a result, in general, we do not expect to consolidate FFELP Loans in the future and do not currently expect others to actively consolidate our FFELP loans. As a result, we expect CPRs related to our FFELP Loans to remain relatively stable over time. See the section titled “Business Segment Earnings Summary — ‘Core Earnings’ Basis — FFELP Loans Segment” of this Item 7, for discussion of the impact of a recent Special Direct Consolidation Loan Initiative in 2012. We expect that in the future both we and our competitors will begin to consolidate Private Education Loans. This is built into the CPR assumption we use for Private Education Loans. However, it is difficult to accurately project the timing and level at which this consolidation activity will begin and our assumption may need to be updated by a material amount in the future based on changes in the economy and marketplace. The level of defaults is a significant component of our FFELP Loan and Private Education Loan CPR. This component of the FFELP Loan and Private Education Loan CPR is estimated in the same manner as discussed in the section titled “Critical Accounting Policies and Estimates — Allowance for Loan Losses” — the only difference is for premium and discount amortization purposes the estimate of defaults is a life-of-loan estimate whereas for allowance for loan losses it is a two-year estimate.

Fair Value Measurement

The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.	Derivatives — When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. Trusts that contain derivatives are not required to post collateral to counterparties as the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. Adjustments related to credit risk reduced the overall value of our derivatives by $91 million as of December 31, 2013. We also take into account changes in liquidity when determining the fair value of derivative positions. We adjusted the fair value of certain less liquid positions downward by approximately $84 million to take into account a significant reduction in liquidity as of December 31, 2013, related primarily to basis swaps indexed to interest rate indices with inactive markets. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives. In addition, certain cross-currency interest rate swaps hedging foreign currency denominated reset rate and amortizing notes in our trusts contain extension features that coincide with the remarketing dates of the notes. The valuation of the extension feature requires significant judgment based on internally developed inputs.

2.	Student Loans — Our FFELP Loans and Private Education Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our student loans are disclosed in “Note 12 — Fair Value Measurements.” For both FFELP Loans and Private Education Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, the amount funded by debt versus equity, and required return on equity. In addition, the Floor Income component of our FFELP Loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases, these are either infrequent or not observable. For FFELP Loans classified as held-for-sale and accounted for at the lower of cost or market, the fair value is based on the committed sales price of the various loan purchase programs established by ED.

For further information regarding the effect of our use of fair values on our results of operations, see “Note 12 — Fair Value Measurements.”

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model

If we have a variable interest in a Variable Interest Entity (“VIE”) and we have determined that we are the primary beneficiary of the VIE then we will consolidate the VIE. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment that has to be used as it relates to determining the primary beneficiary of the VIEs with which we are associated. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. However, based on our current relationship with our securitization trusts and other financing vehicles which are considered VIEs, we believe the assessment is more straightforward. As it relates to the securitized assets we consolidate on our balance sheet, we are the servicer of those securitized assets (which means we “have the power” to direct the activities of the trust) and we own the Residual Interest (which means we “have the loss and gain obligation that could potentially be significant to the VIE”) of the securitization trusts. As a result, we are the primary beneficiary of the securitization trusts and other financing vehicles we consolidate on our balance sheet. See “Note 2 — Significant Accounting Policies” for further details.

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We will continue to service the student loans in the trusts under existing agreements. Prior to the sale of the Residual Interests, we had consolidated the trusts as VIEs because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust, we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interests we were no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trusts.

Derivative Accounting

The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting a derivative must be concluded to be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. See the previous discussion in the section titled “Critical Accounting Policies and Estimates — Fair Value Measurement” for significant judgments related to the valuation of derivatives. Although some of our valuations are more judgmental than others, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.

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

In 2012, our Board of Directors and senior management took significant steps to further enhance, formalize and centralize our existing enterprise risk management activities. These efforts continued into 2013 and we expect these efforts will continue to further evolve as Sallie Mae Bank achieves “large bank” status under the Dodd-Frank Act. The steps taken in 2012 and continued in 2013 included:

•

The addition of a new, extended meeting of our Board of Directors focused exclusively on our strategic direction and priorities. This meeting will occur annually and in advance of management’s development and presentation of its business plan for the following fiscal year.

•

The development and, then, adoption in early 2013 of a formal Risk Appetite Framework which reinforces our commitment to an organized enterprise risk management program that identifies, measures, monitors, reports and escalates risks to our senior management and Board in line with developed and agreed risk profiles, tolerances and escalation mechanisms.

•

The initial development and testing of a strategy and stress testing tool designed to overlay our previously existing, well-developed financial, credit and operational models that can evolve to provide us and Sallie Mae Bank with the capability to more rapidly analyze key risks in light of actual or assumed changes in strategy, economic conditions, and asset, liability and portfolio performance.

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

In 2014 it is anticipated that the SLM BankCo Board of Directors and senior management will designate a chief risk officer upon completion of the Spin-Off.

Risk Management Philosophy

Our risk management philosophy is to do all we can to ensure all significant risks inherent in our business can be identified, measured, monitored, evaluated, controlled and reported. In furtherance of these goals, we seek to: (i) maintain a comprehensive and uniform risk management framework; (ii) maintain accountability and ownership at the business segment level for risks to which they are exposed; (iii) provide appropriate reporting tools to management and the Board of Directors and its committees; and (iv) reinforce this philosophy to our employees.

Risk Management Roles and Responsibilities

Responsibility for risk management is currently held at several different levels of our organization, including our Board of Directors and its committees. Each business area within our organization is primarily responsible for managing its specific risks utilizing formalized processes and procedures developed in collaboration with our executive management team and internal risk management partners. Our compliance, credit, human resources, legal, information technology, finance and accounting, and information security groups, are responsible for providing our business segments with the training, systems and specialized expertise necessary to properly perform their risk management responsibilities.

Board of Directors. Our Board of Directors, directly and through its standing committees, is responsible for overseeing our overall strategic direction and risk management approach. The Board of Directors approves our annual business plan, periodically reviews our strategic approach and priorities and spends significant time considering our capital requirements and our dividend and share repurchase levels and activities. Standing committees of our Board of Directors include Executive, Audit, Compensation and Personnel, Nominations and Governance, Finance and Operations and Preferred Stock Committees. Charters for each committee providing their specific responsibilities and areas of risk oversight are published at www.salliemae.com under “Investors-Corporate Governance.” Additional information regarding their activities and responsibilities will be contained in the “Corporate Governance” section of our proxy statement to be filed on Schedule 14A relating to our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) and is incorporated herein by reference.

Chief Executive Officer. Our Chief Executive Officer is ultimately responsible for ensuring proper oversight, management and reporting to the Board of Directors regarding our risk management practices and the timely escalation of any significant issues. Our Chief Executive Officer is responsible for establishing our risk management culture and ensuring business areas operate within directed risk parameters and in accordance with our annual business plan.

Internal Risk Oversight Committees. We have a number of standing management committees dedicated to oversight of various risks relating to our business. In 2012, we formed the Corporate Incentive Compensation Plan Committee and in 2013 we initiated an additional senior-executive level committee, the Enterprise Risk Committee. Both committees have broader risk oversight agendas and responsibilities. Below is a description of our key internal risk management committees.

Enterprise Risk Committee. As part of the adoption of our formal Risk Appetite Framework, we recently formed an Enterprise Risk Committee to more efficiently assist our Chief Executive Officer in the execution of his risk responsibilities. This committee is an executive management-level committee that provides a forum for our senior management team to review and discuss our significant risks, receive periodic reports on adherence to agreed risk parameters and continue to supervise the evolution of our enterprise risk management program. Committee membership consists of our President and Chief Executive Officer, Executive Vice President and General Counsel, Executive Vice President — Banking and Finance, Executive Vice President and Chief Marketing Officer, Executive Vice President — Administration, Chief Credit Officer, Chief Compliance Officer and the Chief Audit Officer (in a non-voting capacity). The predominance of committee members are direct reports to our Chief Executive Officer. The committee meets at least six times per year in advance of each regularly scheduled Board of Directors meeting and more frequently as may needed to address particular issues.

Corporate Incentive Compensation Plan Committee. Our Corporate Incentive Compensation Plan Committee is comprised of a cross-functional team of senior officers from human resources, risk and legal who oversee our incentive compensation plans. The committee’s responsibilities include ensuring that our incentive compensation plans do not incent our employees to take inappropriate risks which could impact our financial position and controls, reputation and operations; reviewing the annual risk assessment of our incentive compensation plans conducted by our Chief Compliance Officer and Chief Credit Officer; and developing policies and procedures for the development and approval of new incentive compensation plans in line with our business goals and within acceptable risk parameters. The committee periodically reports to the Compensation and Personnel Committee (the “Compensation Committee”) of our Board of Directors on our controls and reviews of our incentive compensation plans. Committee membership includes our Executive Vice President — Administration, Chief Compliance Officer, Chief Credit Officer, Deputy General Counsel responsible for human resources matters, and our Chief Audit Officer (in a non-voting capacity).

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

Internal Audit Risk Assessment

Our Internal Audit Department monitors our various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of our Board of Directors. At least annually, our Internal Audit Department performs a risk assessment to evaluate the risk of all significant components of our Company and uses the results to develop their annual internal audit plan. The risk assessment process was enhanced during 2013 to include more detailed measures of risk and more formalized identification of auditable components of our Company. The risk assessment focuses on auditable areas relevant to us and our subsidiaries (including Sallie Mae Bank).

Risk Appetite Framework

Our risk appetite framework establishes the level of risk we are willing to accept within each risk category in pursuit of our business strategy. By having a uniform risk appetite framework, it creates linkages across our businesses to ensure business decisions, monitoring and reporting are made on a consistent basis. Management and our various corporate committees monitor approved limits and escalation triggers to ensure that our businesses are operating within the approved risk limits. Risk limits are monitored and reports are provided to various corporate committees and our Board and its committees, as appropriate. Through ongoing monitoring of risk exposures, management is able to identify potential risks and develop appropriate responses and mitigation strategies. Our Board of Directors has agreed our Risk Appetite Framework with management and directed management to continue its development and evolution with the Audit Committee of our Board of Directors.

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

We have credit or counterparty risk exposure with borrowers and cosigners with whom we have made Private Education Loans, the various counterparties with whom we have entered into derivative contracts and the various issuers with whom we make investments. Credit and counterparty risks are overseen by our Chief Credit Officer, his staff and the internal Credit Committee he chairs. Our Chief Credit Officer reports regularly to our Board and Finance and Operations and Audit Committees of our Board of Directors.

The credit risk related to Private Education Loans is managed within a credit risk infrastructure which includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio concentration and trends; (iii) assignment and management of credit authorities and responsibilities; and (iv) establishment of an allowance for loan losses that covers estimated losses based upon portfolio and economic analysis.

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

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, credit spreads, commodity prices or volatilities. We are exposed to various types of market risk, in particular the risk of loss resulting in a mismatch between the maturity/duration of assets and liabilities, interest rate risk and other risks that arise through the management of our investment, debt and student loan portfolios. Market risk exposures are managed primarily through our internal Asset and Liability Committee. The responsibilities of this committee include: maintaining oversight and responsibility for all risks associated with managing our assets and liabilities, and recommending limits to be included in our risk appetite and investment structure. These activities are closely tied to those related to the management of our funding and liquidity risks. The Finance and Operations Committee of our Board of Directors periodically reviews and approves the investment and asset and liability management policies and contingency funding plan developed and administered by our internal Asset and Liability Committee. The Finance and Operations Committee of our Board of Directors as well as our Executive Vice President — Banking and Finance report to the full Board of Directors on matters of market risk management.

Funding and Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the inability to fund Private Education Loan originations. Our three primary liquidity needs include our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress and to avoid any mismatch between the maturity of assets and liabilities; our ongoing ability to fund originations of Private Education Loans; and servicing our indebtedness and bank deposits. Key objectives associated with our funding liquidity needs relate to our ability to access the capital markets at reasonable rates and to continue to maintain retail deposits and funding sources through Sallie Mae Bank.

Our funding and liquidity risk management activities are centralized within our Corporate Finance department, which is responsible for planning and executing our funding activities and strategies. We analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding sources depending on current market conditions. Funding and liquidity risks are overseen and recommendations approved primarily through our internal Asset and Liability Committee. The Finance and Operations Committee of our Board of Directors is responsible for periodically reviewing and approving the funding and liquidity positions and contingency funding plan developed and administered by our internal Asset and Liability Committee. The Finance and Operations Committee of our Board of Directors also receives regular reports on our performance against funding and liquidity plans at each of its meetings.

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

Our Board of Directors receives operations reports (which include operating metrics and performance against annual plan) from our Chief Executive Officer at each regularly scheduled meeting. Additionally, the Finance & Operations Committee of our Board of Directors receives business development updates regarding our various business initiatives that provide information and metrics about each key component of business operations. The Audit Committee of our Board of Directors receives periodic information security updates and reviews operational and systems-related matters to insure their implementation produces no significant internal control issues.

Operational risk exposures are managed through a combination of business line management and enterprise-wide oversight. Our Chief Executive Officer is responsible for all of our business operations (credit, servicing, collections and technology). Management committees, comprised of senior managers and subject matter experts, focus on particular aspects of operational risk. Enterprise-wide oversight is conducted by a number of our internal risk management committees. Most importantly, the Customer Products and Services Assessment Committee oversees the process, in connection with new, expanded or modified products or services it recommends for approval, for determining that significant risks are properly identified; confirming that adequate controls are in place to monitor risks to established, prudent limits; and monitors risk management activities, exposures, and issues.

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

The Audit Committee of our Board of Directors has oversight over the establishment of standards related to our monitoring and control of legal and compliance risks and the qualification of employees overseeing these risk management functions. The Audit Committee of our Board of Directors annually approves our Corporate Compliance Plan, has responsibility for considering significant breaches of our Code of Business Conduct and receives regular reports from executive management team members responsible for the regulatory and compliance risk management functions.

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

Reputational and Political Risk. Reputational risk is the risk to shareholder value and growth from a negative perception, whether true or not, of an organization by its key stakeholders, the changing expectations of its stakeholders and/or weak internal coordination of business decisions. This could expose us to litigation, financial loss or other damage to our business or brand. Political risk addresses political changes that may affect the probability of achieving our business objectives.

Management proactively assesses and manages political and reputational risk. Our government relations team manages our review of and response to all formal inquiries from members of Congress, state legislators, and their staff, including providing targeted messaging that reinforces our public policy goals. We review and consider political and reputational risks on an integrated basis in connection with the risk management oversight activities conducted in the various aspects of our business on matters as diverse as the launch of new products and services, our credit underwriting activities and how we fund our operations. Our public relations, marketing and media teams constantly monitor print, electronic and social media to understand how we are perceived; actively provide assistance and support to our customers and other constituencies; and maintain and promote the value of our considerable corporate brand. Significant political and reputational risks are reported to and monitored by the Finance and Operations Committee of our Board of Directors. Our Legal, Government Relations and Compliance groups efforts are coordinated through our General Counsel and regularly meet and collaborate with our Media and Investor Relations teams to provide more coordinated monitoring and management of our political and reputational risks.

Strategy Risk. Strategic risk is the risk to shareholder value and growth trajectory from adverse business decisions and/or improper implementation of business strategies. Management must be able to develop and implement business strategies that leverage the organization’s core competencies, are structured appropriately and are achievable. The cornerstone of our annual strategy risk management program involves our Board of Directors approval of our annual strategic business plan and management’s recommendations for how to grow our business while focused on managing risks to acceptable parameters. Management and the Board of Directors and its various committees continuously review how we execute on our annual business plan.

Common Stock

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2013	2012	2011
Common stock repurchased(1)	26,987,043	58,038,239	19,054,115
Average purchase price per share(2)	$22.26	$15.52	$15.77
Shares repurchased related to employee stock-based compensation plans(3)	6,365,002	4,547,785	3,024,662
Average purchase price per share	$21.76	$15.86	$15.71
Common shares issued(4)	9,702,976	6,432,643	3,886,217

(1)	Common shares purchased under our share repurchase program, of which $200 million remained available as of December 31, 2013.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2013 was $26.28.

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2013, 429 million shares were issued and outstanding and 31 million shares were unissued but encumbered for outstanding stock options for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in Note 11, “Stock-Based Compensation Plans and Arrangements.”

In March 2011, we retired 70 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $1.9 billion, with corresponding decreases of $14 million in common stock and $1.9 billion in additional paid-in capital. There was no impact to total equity from this transaction.

Dividend and Share Repurchase Program

In 2013, we increased the quarterly dividend on our common stock to $.15 per share, up from $.125 per share in the prior year. In 2013, we authorized the repurchase of up to $800 million of outstanding common stock in open market transactions and we repurchased 27 million shares for an aggregate purchase price of $600 million. In 2012, we authorized the repurchase of up to $900 million of outstanding common stock in open market transactions and we repurchased 58 million shares for an aggregate purchase price of $900 million. In 2011, we authorized the repurchase of up to $300 million of outstanding common stock in open market transactions and we repurchased 19 million shares for an aggregate purchase price of $300 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2013 and 2012, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise in 2014.

	As of December 31, 2013 Impact on Annual Earnings If:			As of December 31, 2012 Impact on Annual Earnings If:
	Interest Rates:		Funding Indices	Interest Rates:		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$9	$93	$(238)	$(20)	$24	$(307)
Unrealized gains (losses) on derivative and hedging activities	256	427	1	463	769	(3)

Increase in net income before taxes	$265	$520	$(237)	$443	$793	$(310)

Increase in diluted earnings per common share	$.59	$1.16	$(.53)	$.92	$1.64	$(.64)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

	At December 31, 2013
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$104,481	$(566)	(1)%	$(1,126)	(1)%
Private Education Loans	37,485	—	—	—	—
Other earning assets	9,732	—	—	(1)	—
Other assets	7,711	(278)	(4)	(435)	(6)

Total assets gain/(loss)	$159,409	$(844)	(1)%	$(1,562)	(1)%

Liabilities
Interest-bearing liabilities	$147,385	$(859)	(1)%	$(2,393)	(2)%
Other liabilities	3,458	58	2	805	23

Total liabilities (gain)/loss	$150,843	$(801)	(1)%	$(1,588)	(1)%

	At December 31, 2012
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$125,042	$(738)	(1)%	$(1,438)	(1)%
Private Education Loans	36,081	—	—	—	—
Other earning assets	9,994	—	—	(1)	—
Other assets	8,721	(560)	(6)	(1,187)	(14)%

Total assets gain/(loss)	$179,838	$(1,298)	(1)%	$(2,626)	(1)%

Liabilities
Interest-bearing liabilities	$166,071	$(829)	—%	$(2,298)	(1)%
Other liabilities	3,937	(422)	(11)	(274)	(7)

Total liabilities (gain)/loss	$170,008	$(1,251)	(1)%	$(2,572)	(2)%

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

During 2013 and 2012, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the December 31, 2013 and December 31, 2012 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans (loans formerly indexed to commercial paper) being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2013. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

GAAP-Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.4	$—	$5.4
Prime	annual	.6	—	.6
Prime	quarterly	4.0	—	4.0
Prime	monthly	18.9	—	18.9
Prime	daily	—	.1	(0.1)
PLUS Index	annual	.4	—	.4
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	85.1	(85.1)
1-month LIBOR	monthly	14.4	36.9	(22.5)
1-month LIBOR daily	daily	98.2	—	98.2
CMT/CPI Index	monthly/quarterly	—	1.1	(1.1)
Non-Discrete reset(3)	monthly	—	12.7	(12.7)
Non-Discrete reset(4)	daily/weekly	9.7	5.1	4.6
Fixed Rate(5)		7.9	18.5	(10.6)

Total		$159.5	$159.5	$—

(1)	FFELP Loans of $45.0 billion ($41.7 billion LIBOR index and $3.3 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate asset-backed securities and FFELP Loan-other facilities.

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

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.4	$—	$5.4
Prime	annual	.6	—	.6
Prime	quarterly	4.0	—	4.0
Prime	monthly	18.9	1.5	17.4
Prime	daily	—	.1	(0.1)
PLUS Index	annual	.4	—	0.4
3-month LIBOR	quarterly	—	69.8	(69.8)
1-month LIBOR	monthly	14.4	48.8	(34.4)
1-month LIBOR	daily	98.2	5.0	93.2
Non-Discrete reset(3)	monthly	—	12.8	(12.8)
Non-Discrete reset(4)	daily/weekly	9.7	5.1	4.6
Fixed Rate(5)		5.8	14.3	(8.5)

Total		$157.4	$157.4	$—

(1)	FFELP Loans of $13.3 billion ($13.1 billion LIBOR index and $.2 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate asset-backed securities and FFELP-other facilities.

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

Weighted Average Life

The following table reflects the weighted average life for our earning assets and liabilities at December 31, 2013.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.5
Other loans	7.3
Cash and investments	.1

Total earning assets	7.0

Borrowings
Short-term borrowings	.3
Long-term borrowings	6.3

Total borrowings	5.7

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer , evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management also used an IT governance framework that is based on the COSO framework, Control Objectives for Information and related Technology, which was issued by the Information Systems Audit and Control Association and the IT Governance Institute. Based on our assessment and those criteria, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the 2014 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2014 Proxy Statement, is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the 2014 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2014 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2014 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2014 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2014 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2014 Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the 2014 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2014 Proxy Statement, is incorporated herein by reference.

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

3.  Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

We will furnish at cost a copy of any exhibit filed with or incorporated by reference into this Annual Report on Form 10-K. Oral or written requests for copies of any exhibits should be directed to the Corporate Secretary.

4.  Appendices

Appendix A — Federal Family Education Loan Program

(b)  Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 21, 2011).

4.1	Indenture, dated as of October 1, 2000, between the Company and The Bank of New York Mellon, as successor to J.P. Morgan Chase Bank, National Association, formerly Chase Manhattan Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on October 5, 2000).

4.2	Fourth Supplemental Indenture, dated as of January 16, 2003, between the registrant and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on January 17, 2003).

4.3	Amended Fourth Supplemental Indenture, dated as of December 17, 2004, between the Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on December 17, 2004).

4.4	Second Amended Fourth Supplemental Indenture, dated as of July 22, 2008, between the Company and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on July 25, 2008).

4.5	Sixth Supplemental Indenture, dated as of October 15, 2008, between the Company and The Bank of New York Mellon (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on October 15, 2008).

4.6	Medium Term Note Master Note, Series A (incorporated by reference to Exhibit 4.1.1 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on November 7, 2001).

4.7	Medium Term Note Master Note, Series B (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-13251) filed on January 28, 2003).

10.1	Affiliate Collateral Pledge and Security Agreement between SLM Education Credit Finance Corporation, HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.2	Advances, Pledge and Security Agreement between HICA Education Loan Corporation and the Federal Home Loan Bank of Des Moines, dated January 15, 2010 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.3	Asset Purchase Agreement between The Student Loan Corporation; Citibank, N.A.; Citibank (South Dakota) National Association; SLC Student Loan Receivables I, Inc., SLM Corporation, Bull Run 1 LLC, SLM Education Credit Finance Corporation and Sallie Mae, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010).

10.4†	Retainer Agreement between Anthony P. Terracciano and the Company, dated January 7, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.5†	Amendment to Retainer Agreement Anthony Terracciano and the Company, dated December 24, 2009 (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.6†	Second Amendment to Retainer Agreement between Anthony P. Terracciano and the Company, dated September 23, 2010 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.7†	Employment Agreement between John F. Remondi and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.8†	Employment Agreement between Joseph DePaulo and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.9†	Form of SLM Corporation Executive Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.10†	Form of SLM Corporation Change in Control Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.11†	Form of Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.12†	Sallie Mae Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on March 2, 2009) (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.13†	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2009 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 2, 2009) (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.14†	SLM Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.15†	Amended and Restated SLM Corporation Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.16†	Director’s Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.17†	Form of SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.18†	SLM Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.19†	SLM Corporation 2009-2012 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.20†	Form of SLM Corporation Directors Equity Plan Non-Employee Director Stock Option Agreement — 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.21†	Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options — 2010 (incorporated by reference to Exhibit 10. 7 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.22†	Form of SLM Corporation 2009-2012 Incentive Plan Performance Stock Award Term Sheet, Time Vested — 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.23†	Amendment to Stock Option and Restricted/Performance Stock Terms (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.24†	Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options — 2011 (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.25†	Form of SLM Corporation 2009-2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet, Time Vested — 2011 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.26†	Form of SLM Corporation 2009-2012 Incentive Plan, Performance Stock Unit Term Sheet — 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.27†	Form of SLM Corporation 2009-2012 Incentive Plan, Bonus Restricted Stock Unit Term Sheet — 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.28†	Form of SLM Corporation 2009-2012 Incentive Plan, Stock Option Agreement, Net Settled Options — 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.29†	SLM Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders filed on April 13, 2012).

10.30†	Amended and Restated Sallie Mae Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders filed on April 13, 2012).

10.31†	Form of SLM Corporation 2012 Omnibus Incentive Plan, Performance Stock Unit Term Sheet — 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.32†	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet — 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.33†	Form of SLM Corporation 2012 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options—2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.34†	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement — 2013 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.35†	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Stock Option Agreement — 2013 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.36†*	Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2013.

10.37†	Agreement and Release, dated May 29, 2013, by and between SLM Corporation and Albert L. Lord (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2013).

10.38†*	Letter Agreement, dated January 15, 2014 with Raymond J. Quinlan.

10.39†*	SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — Raymond J. Quinlan Signing Award.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 19, 2014

SLM CORPORATION

By:	/S/ JOHN F. REMONDI
John F. Remondi President and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. REMONDI John F. Remondi	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Accounting Officer)	February 19, 2014

/S/ JOSEPH A. DEPAULO Joseph A. DePaulo	Executive Vice President — Banking and Finance (Principal Financial Officer)	February 19, 2014

/S/ ANTHONY P. TERRACCIANO Anthony P. Terracciano	Chairman of the Board of Directors	February 19, 2014

/S/ ANN TORRE BATES Ann Torre Bates	Director	February 19, 2014

/S/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Director	February 19, 2014

/S/ DIANE SUITT GILLELAND Diane Suitt Gilleland	Director	February 19, 2014

/S/ EARL A. GOODE Earl A. Goode	Director	February 19, 2014

/S/ RONALD F. HUNT Ronald F. Hunt	Director	February 19, 2014

/S/ BARRY A. MUNITZ Barry A. Munitz	Director	February 19, 2014

/S/ HOWARD H. NEWMAN Howard H. Newman	Director	February 19, 2014

/S/ FRANK C. PULEO Frank C. Puleo	Director	February 19, 2014

/S/ RAYMOND J. QUINLAN Raymond J. Quinlan	Director	February 19, 2014

/S/ WOLFGANG SCHOELLKOPF Wolfgang Schoellkopf	Director	February 19, 2014

Signature	Title	Date

/S/ STEVEN L. SHAPIRO Steven L. Shapiro	Director	February 19, 2014

/S/ BARRY L. WILLIAMS Barry L. Williams	Director	February 19, 2014

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SLM Corporation:

We have audited SLM Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, change in stockholders’, and cash flows for the years then ended and adjustments to the 2011 consolidated financial statements to reflect discontinued operations. Our report dated February 19, 2014 expressed an unqualified opinion on those consolidated financial statements and adjustments to 2011 to reflect discontinued operations.

/S/ KPMG LLP
McLean, Virginia
February 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

SLM Corporation:

We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of the Company for the year ended December 31, 2011, were audited by other auditors whose report thereon dated February 27, 2012, expressed an unqualified opinion on those consolidated financial statements, before the adjustments that were applied to the 2011 consolidated financial statements to reflect the operations of Campus Solutions and Upromise Investments, Inc. as discontinued operations for all comparative prior period information.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited the adjustments that were applied to the 2011 consolidated financial statements to reflect the operations of Campus Solutions and Upromise Investments, Inc. as discontinued operations for all comparative prior period information. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP
McLean, Virginia
February 19, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SLM Corporation:

In our opinion, the consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2011, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 16, present fairly, in all material respects, the results of operations and cash flows of SLM Corporation and its subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America (the 2011 financial statements before the effects of the adjustments discussed in Note 16 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 16 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

McLean, VA

February 27, 2012

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

	December 31, 2013	December 31, 2012
Assets
FFELP Loans (net of allowance for losses of $119 and $159, respectively)	$104,588	$125,612
Private Education Loans (net of allowance for losses of $2,097 and $2,171 respectively)	37,512	36,934
Investments
Available-for-sale	109	72
Other	783	1,010

Total investments	892	1,082
Cash and cash equivalents	5,190	3,900
Restricted cash and investments	3,650	5,011
Goodwill and acquired intangible assets, net	424	448
Other assets	7,287	8,273

Total assets	$159,543	$181,260

Liabilities
Short-term borrowings	$13,795	$19,856
Long-term borrowings	136,648	152,401
Other liabilities	3,458	3,937

Total liabilities	153,901	176,194

Commitments and contingencies
Equity
Preferred stock, par value $.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $.20 per share, 1.125 billion shares authorized: 545 million and 536 million shares issued, respectively	109	107
Additional paid-in capital	4,399	4,237
Accumulated other comprehensive income (loss) (net of tax (expense) benefit of $(7) and $3, respectively)	13	(6)
Retained earnings	2,584	1,451

Total SLM Corporation stockholders’ equity before treasury stock	7,670	6,354
Less: Common stock held in treasury at cost: 116 million and 83 million shares, respectively	(2,033)	(1,294)

Total SLM Corporation stockholders’ equity	5,637	5,060
Noncontrolling interest	5	6

Total equity	5,642	5,066

Total liabilities and equity	$159,543	$181,260

Supplemental information — assets and liabilities of consolidated variable interest entities:

	December 31, 2013	December 31, 2012
FFELP Loans	$99,254	$121,059
Private Education Loans	25,530	26,072
Restricted cash and investments	3,395	4,826
Other assets	2,322	2,312
Short-term borrowings	3,655	9,551
Long-term borrowings	115,538	131,518

Net assets of consolidated variable interest entities	$11,308	$13,200

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Interest income:
FFELP Loans	$2,822	$3,251	$3,461
Private Education Loans	2,527	2,481	2,429
Other loans	11	16	21
Cash and investments	17	21	19

Total interest income	5,377	5,769	5,930
Total interest expense	2,210	2,561	2,401

Net interest income	3,167	3,208	3,529
Less: provisions for loan losses	839	1,080	1,295

Net interest income after provisions for loan losses	2,328	2,128	2,234

Other income (loss):
Gains (losses) on sales of loans and investments	302	—	(35)
Losses on derivative and hedging activities, net	(268)	(628)	(959)
Servicing revenue	290	279	283
Contingency revenue	420	356	333
Gains on debt repurchases	42	145	38
Other	100	92	69

Total other income (loss)	886	244	(271)

Expenses:
Salaries and benefits	504	457	493
Other operating expenses	538	440	512

Total operating expenses	1,042	897	1,005
Goodwill and acquired intangible asset impairment and amortization expense	13	27	21
Restructuring and other reorganization expenses	72	11	12

Total expenses	1,127	935	1,038

Income from continuing operations, before income tax expense	2,087	1,437	925
Income tax expense	776	498	328

Net income from continuing operations	1,311	939	597
Income (loss) from discontinued operations, net of tax expense (benefit)	106	(2)	35

Net income	1,417	937	632
Less: net loss attributable to noncontrolling interest	(1)	(2)	(1)

Net income attributable to SLM Corporation	1,418	939	633
Preferred stock dividends	20	20	18

Net income attributable to SLM Corporation common stock	$1,398	$919	$615

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$2.94	$1.93	$1.12
Discontinued operations	.24	—	.07

Total	$3.18	$1.93	$1.19

Average common shares outstanding	440	476	517

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$2.89	$1.90	$1.11
Discontinued operations	.23	—	.07

Total	$3.12	$1.90	$1.18

Average common and common equivalent shares outstanding	449	483	523

Dividends per common share attributable to SLM Corporation	$.60	$.50	$.30

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$1,417	$937	$632
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	27	(11)	(6)
Reclassification adjustments for derivative losses included in net income (interest expense)	9	25	55

Total unrealized gains (losses) on derivatives	36	14	49
Unrealized gains (losses) on investments	(6)	(1)	2
Defined benefit pension plans adjustment	—	—	(3)
Income tax expense	(11)	(5)	(17)

Other comprehensive income, net of tax	19	8	31

Comprehensive income	1,436	945	663
Less: comprehensive loss attributable to noncontrolling interest	(1)	(2)	(1)

Total comprehensive income attributable to SLM Corporation	$1,437	$947	$664

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

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions, except share and per share amounts)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	1,418	—	1,418	(1)	1,417
Other comprehensive income, net of tax	—	—	—	—	—	—	—	19	—	—	19	—	19

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	1,437	(1)	1,436
Cash dividends:
Common stock ($.60 per share)	—	—	—	—	—	—	—	—	(264)	—	(264)	—	(264)
Preferred stock, series A ($3.49 per share)	—	—	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Preferred stock, series B ($2.00 per share)	—	—	—	—	—	—	—	—	(8)	—	(8)	—	(8)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	9,702,976	—	9,702,976	—	2	105	—	—	—	107	—	107
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	10	—	—	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	47	—	—	—	47	—	47
Common stock repurchased	—	—	(26,987,043)	(26,987,043)	—	—	—	—	—	(600)	(600)	—	(600)
Shares repurchased related to employee stock-based compensation plans	—	—	(6,365,002)	(6,365,002)	—	—	—	—	—	(139)	(139)	—	(139)

Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net income	$1,417	$937	$632
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(106)	2	(35)
(Gains) losses on loans and investments, net	(302)	—	35
Gains on debt repurchases	(42)	(145)	(38)
Goodwill and acquired intangible assets impairment and amortization expense	13	27	21
Stock-based compensation expense	47	47	56
Unrealized (gains) losses on derivative and hedging activities	(444)	(117)	145
Provisions for loan losses	839	1,080	1,295
(Increase) decrease in restricted cash — other	(11)	10	(3)
(Increase) decrease in accrued interest receivable	(68)	361	463
(Decrease) increase in accrued interest payable	(23)	(41)	75
Decrease in other assets	625	437	423
(Decrease) increase in other liabilities	(87)	38	12

Cash provided by operating activities — continuing operations	1,858	2,636	3,081

Cash provided by operating activities — discontinued operations	142	—	—

Total net cash provided by operating activities	2,000	2,636	3,081

Investing activities
Student loans acquired and originated	(4,555)	(6,663)	(3,888)
Reduction of student loans:
Installment payments, claims and other	11,763	17,198	12,290
Proceeds from sales of student loans	768	531	753
Other investing activities, net	144	41	(210)
Purchases of available-for-sale securities	(73)	(63)	(142)
Proceeds from sales and maturities of available-for-sale securities	38	71	193
Purchases of held-to-maturity and other securities	(375)	(245)	(277)
Proceeds from sales and maturities of held-to-maturity securities and other securities	381	206	265
Decrease in restricted cash — variable interest entities	1,119	769	376

Cash provided by investing activities — continuing operations	9,210	11,845	9,360

Cash provided by investing activities — discontinued operations	—	—	114

Total net cash provided by investing activities	9,210	11,845	9,474

Financing activities
Borrowings collateralized by loans in trust — issued	9,534	13,727	4,553
Borrowings collateralized by loans in trust — repaid	(13,468)	(15,953)	(13,408)
Asset-backed commercial paper conduits, net	3,242	(323)	887
ED Conduit Program Facility, net	(9,551)	(12,187)	(3,172)
Other short-term borrowings issued	—	23	239
Other short-term borrowings repaid	—	(307)	(38)
Other long-term borrowings issued	5,154	4,713	2,354
Other long-term borrowings repaid	(4,201)	(3,307)	(6,498)
Other financing activities, net	(895)	272	698
Retail and other deposits, net	1,149	1,124	753
Common stock repurchased	(600)	(900)	(300)
Common stock dividends paid	(264)	(237)	(154)
Preferred stock dividends paid	(20)	(20)	(18)

Net cash used in financing activities	(9,920)	(13,375)	(14,104)

Net increase (decrease) in cash and cash equivalents	1,290	1,106	(1,549)
Cash and cash equivalents at beginning of year	3,900	2,794	4,343

Cash and cash equivalents at end of year	$5,190	$3,900	$2,794

Cash disbursements made (refunds received) for:
Interest	$2,163	$2,527	$2,413

Income taxes paid	$636	$569	$559

Income taxes received	$(20)	$(12)	$(37)

Noncash activity:
Investing activity — Student loans and other assets acquired	$—	$402	$783

Student loans and other assets removed related to sale of Residual Interest in securitization	$(11,802)	$—	$—

Financing activity — Borrowings assumed in acquisition of student loans and other assets	$—	$425	$802

Borrowings removed related to sale of Residual Interest in securitization	$(12,084)	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

SLM Corporation (“we,” “us,” “our,” or the “Company”) is a holding company that operates through a number of subsidiaries. We were formed in 1972 as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for federal student loans. In 2004, we completed our transformation to a private company through our wind-down of the GSE. The GSE’s outstanding obligations were placed into a Master Defeasance Trust Agreement as of December 29, 2004, which was fully collateralized by direct, noncallable obligations of the United States.

Currently, our primary business is to originate, service and collect loans we make to students and their families to finance the cost of their education. Since July 2010, we have originated only Private Education Loans. We use “Private Education Loans” to mean education loans to students or their families that are non-federal loans and loans not insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). The core of our marketing strategy is to generate student loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by Sallie Mae Bank, a Utah industrial bank subsidiary, which is regulated by the Utah Department of Financial Institutions (“UDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). We also provide servicing, loan default aversion and defaulted loan collection services for loans owned by other institutions, including the U.S. Department of Education (“ED”). We also operate Upromise, Inc. (“Upromise”), a consumer savings network that provides financial rewards on everyday purchases to help families save for college, and provide insurance products through Sallie Mae Insurance Services to protect their college investment through tuition, rental and life insurance services.

In addition, we are currently the largest holder, servicer and collector of loans made under the previously existing FFELP, and the majority of our income has been derived, directly or indirectly, from our portfolio of FFELP Loans and servicing we have provided for FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under FFELP. The terms and conditions of existing FFELP Loans were not affected by this legislation. Our FFELP Loan portfolio will amortize over approximately 20 years. The fee income we have earned from providing servicing and contingent collection services on such loans will similarly decline over time.

On May 29, 2013, we announced our intent to separate into two distinct publicly-traded entities — an education loan management business (“NewCo”) and a consumer banking business (“SLM BankCo”). It is our intent to effect the separation through the distribution of the common stock of NewCo, which was formed to hold the assets and liabilities associated with our education loan management business. In order to effect the separation, we will first undergo an internal corporate reorganization, which is necessary for the contemplated separation of NewCo from our consumer banking business. This internal corporate reorganization will be then followed by a pro rata share distribution of all of the shares of NewCo common stock to our stockholders that will implement the actual separation of NewCo. Throughout this Annual Report on Form 10-K, we sometimes collectively refer to the proposed internal corporate reorganization and separation as the “Spin-Off.”

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

revenues and expenses during the reporting period. Current market conditions increase the risk and complexity of the judgments in these estimates and actual results could differ from estimates. Key accounting policies that include significant judgments and estimates include the allowance for loan losses, the effective interest rate method (amortization of student loan and debt premiums and discounts), fair value measurements, goodwill and acquired intangible asset impairment assessments, and derivative accounting.

Consolidation

The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions.

We consolidate any VIEs where we have determined we are the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE, except as described in the next paragraph. As it relates to our securitized assets as of December 31, 2013, we are the servicer of the securitized assets and own the Residual Interest of the securitization trusts. As a result, we are the primary beneficiary of our securitization trusts and consolidate those trusts.

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We will continue to service the student loans in the trusts under existing agreements. Prior to the sale of the Residual Interests, we had consolidated the trusts as VIEs because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust, we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interests we were no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trusts. As a result of these transactions, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from the balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” in 2013.

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

As market conditions permit, we may securitize loans as a source of financing for those loans. If we elect to use a securitization program to finance loans, loans are selected based on the required characteristics to structure the desired transaction at the most favorable financing terms (e.g., type of loan, mix of interim vs. repayment status, credit rating and maturity dates). Due to some of the structuring terms, certain transactions may qualify for sale treatment while others do not qualify for sale treatment and are recorded as financings. All of our student loans are initially categorized as held-for-investment until there is certainty as to each specific loan’s ultimate financing because we do not securitize all loans and currently all of our securitizations do not qualify for sale treatment. It is only when we have selected the loans to securitize and that securitization transaction qualifies as a sale do we transfer the loans into the held-for-sale classification and carry them at the lower of cost or fair value. If we anticipate recognizing a gain related to the impending securitization, then the fair value of the loans is higher than their respective cost basis and no valuation allowance is recorded.

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

To estimate the probable credit losses incurred in the loan portfolio at the reporting date, we use historical experience of customer payment behavior in connection with the key credit quality indicators and incorporate management expectation regarding macroeconomic and collection procedure factors. Our model is based upon the most recent 12 months of actual collection experience, seasonally adjusted, as the starting point and applies expected macroeconomic changes and collection procedure changes to estimate expected losses caused by loss events incurred as of the balance sheet date. Our model places a greater emphasis on the more recent default experience rather than the default experience for older historical periods, as we believe the recent default experience is more indicative of the probable losses incurred in the loan portfolio today. Similar to estimating defaults, we use historical customer payment behavior to estimate the timing and amount of future recoveries on charged-off loans. We use judgment in determining whether historical performance is representative of what we expect to collect in the future. We then apply the default and collection rate projections to each category of loans. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. Additionally, we consider changes in laws and regulations that could potentially impact the allowance for loan losses. More judgment has been required over the last several years, compared with years prior, in light of the U.S. economy and its effect on our customer’s ability to pay their obligations. We believe that our model reflects recent customer behavior, loan performance, and collection performance, as well as expectations about economic factors.

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

On July 1, 2011, we adopted new guidance that clarified when a loan restructuring constitutes a TDR. In applying the new guidance we determined that certain Private Education Loans for which we grant forbearance of greater than three months should be classified as TDRs. If a loan meets the criteria for troubled debt accounting then an allowance for loan losses is established which represents the present value of the losses that are expected to occur over the remaining life of the loan. This accounting results in a higher allowance for loan losses than our previously established allowance for these loans as our previous allowance for these loans represented an estimate of charge-offs expected to occur over the next two years (two years being our loss confirmation period). The new accounting guidance was effective as of July 1, 2011 but was required to be applied retrospectively to January 1, 2011. This resulted in $124 million of additional provision for loan losses in the third quarter of 2011 from approximately $3.8 billion of student loans being classified as TDRs. This new accounting guidance is only applied to certain customers who use their fourth or greater month of forbearance since the time period this new guidance is effective. This new accounting guidance has the effect of accelerating the recognition of expected losses related to our Private Education Loan portfolio. The increase in the provision for losses as a result of this new accounting guidance does not reflect a decrease in credit expectations of the portfolio or an increase in the expected life-of-loan losses related to this portfolio. We believe forbearance is an accepted and effective collection and risk management tool for Private Education Loans. We plan to continue to use forbearance and as a result, we expect to have additional loans classified as TDRs in the future (see “Note 4 — Allowance for Loan Losses” for a further discussion on the use of forbearance as a collection tool).

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most relevant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Certain Private Education Loans do not require customers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are generally low while the customer is in school. At December 31, 2013, 17 percent of the principal balance in the higher education Private Education Loan portfolio was related to customers who are in an in-school/grace/deferment status and not required to make payments. As this population of customers leaves school, they will be required to begin payments on their loans, and the allowance for loan losses may change accordingly.

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

Our allowance for Private Education Loan losses also provides for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans. At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so.

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

We also have other investments, including a receivable for cash collateral posted to derivative counterparties. These investments are accounted for at amortized cost in other investments.

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

Transfer of Financial Assets and Extinguishments of Liabilities

We account for loan sales and debt repurchases in accordance with the applicable accounting guidance. Our securitizations and other asset-backed secured financings are accounted for as on-balance sheet secured borrowings. See “Securitization Accounting” of this Note 2 for further discussion on the criteria assessed to determine whether a transfer of financial assets is a sale or a secured borrowing. If a transfer of loans qualifies as a sale we derecognize the loan and recognize a gain or loss as the difference between the carrying basis of the loan sold and liabilities retained and the compensation received.

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

We do not record servicing assets or servicing liabilities when our securitization trusts are accounted for as on-balance sheet secured financings. As of December 31, 2013 and 2012, all of our securitization trusts are on-balance sheet, except as discussed in the next sentence, and as a result we do not have servicing assets or liabilities recorded on the consolidated balance sheet related to these securitization trusts. As of December 31, 2013, we have $58 million of servicing assets on our balance sheet related to Residual Interests in FFELP Loan securitization trusts we sold in 2013. See “Note 3 — Student Loans” for further details.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Derivative Accounting

The accounting guidance for our derivative instruments, which includes interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts and Floor Income Contracts, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see “Note 7 — Derivative Financial Instruments — Risk Management Strategy”) exclusive of accrued interest and cash collateral held or pledged.

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

Servicing Revenue

Servicing revenue includes third-party loan servicing and Guarantor servicing revenue.

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

We provide a full complement of administrative services to FFELP Guarantors including account maintenance for Guarantor agencies. The fees associated with these services are recognized as the services are performed based on contractually determined rates.

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

Other Income

Our Upromise subsidiary has a number of programs that encourage consumers to save for the cost of college education. We have established a consumer savings network which is designed to promote college savings by consumers who are members of this program who generate rewards when they purchase goods and services from the companies that participate in the program (“Participating Companies”). Participating Companies generally pay Upromise fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the Participating Company. We recognize revenue as marketing and administrative services are rendered based upon contractually determined rates and member purchase volumes.

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

Restructuring and Other Reorganization Expenses

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

We sponsor the SLM Corporation Employee Severance Plan (the “Severance Plan”) which provides severance benefits in the event of termination of our full-time employees (with the exception of certain specified levels of management) and part-time employees who work at least 24 hours per week. The Severance Plan establishes specified benefits based on base salary, job level immediately preceding termination and years of service upon termination of employment due to Involuntary Termination or a Job Abolishment, as defined in the Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, we recognize severance costs to be paid pursuant to the Severance Plan when payment of such benefits is probable and reasonably estimable. Such benefits, including severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay, have been incurred during 2013, 2012 and 2011, as a direct result of our restructuring initiatives. Accordingly, such costs are classified as restructuring expenses in the accompanying consolidated statements of income.

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

Other reorganization expenses include third-party costs and severance incurred in connection with our previously announced plan to separate our existing organization into two distinct publicly-traded entities.

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

Earnings (Loss) per Common Share

We compute earnings (loss) per common share (“EPS”) by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income applicable to common shareholders (net income adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end). Diluted earnings per common share is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan. See “Note 10 — Earnings (Loss) per Common Share” for further discussion.

Discontinued Operations

A “Component” of a business comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company. When we determine that a Component of our business has been disposed of or has met the criteria to be classified as held-for-sale such Component is presented separately as discontinued operations if the operations of the Component have been or will be eliminated from our ongoing operations and we will have no continuing involvement with the Component after the disposal transaction is complete. If a Component is classified as held-for-sale, then it is carried at the lower of its cost basis or fair value. Included within discontinued operations are the accounting results related to our Campus Solutions and 529 college-savings plan administration business, which have been sold as of December 31, 2013. See “Note 16 — Discontinued Operations” for further discussion.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2012 and 2011, to be consistent with classifications adopted for 2013, which had no effect on net income, total assets or total liabilities.

3.	Student Loans

Student loans consist of FFELP and Private Education Loans.

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

On December 23, 2011, the President signed the Consolidated Appropriations Act of 2012 into law. This law includes changes that permit FFELP lenders or beneficial holders to change the index on which the Special Allowance Payments (“SAP”) are calculated for FFELP Loans first disbursed on or after January 1, 2000. The law allows holders to elect to move the index from the Commercial Paper (“CP”) Rate to the one-month LIBOR rate. We elected to use the one-month LIBOR rate rather than the CP rate commencing on April 1, 2012 in connection with our entire $128 billion of CP indexed loans. This change will help us to better match loan yields with our financing costs. This election did not materially affect our results for 2012.

Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this additional risk through historical risk-performance underwriting strategies and the addition of qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR or Prime indices. We encourage customers to include a cosigner on the loan, and the majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Student Loans (Continued)

Similar to FFELP loans, Private Education Loans are generally non-dischargeable in bankruptcy. Most loans have repayment terms of 15 years or more, and for loans made prior to 2009, payments are typically deferred until after graduation; however, since 2009 we began to encourage interest-only or fixed payment options while the customer is enrolled in school and today, the majority of new loans make payments while in school.

The estimated weighted average life of student loans in our portfolio was approximately 7.5 years and 8.0 years at December 31, 2013 and 2012, respectively. The following table reflects the distribution of our student loan portfolio by program.

	December 31, 2013		Year Ended December 31, 2013
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$40,021	28%	$42,039	2.01%
FFELP Consolidation Loans, net	64,567	46	70,113	2.82
Private Education Loans, net	37,512	26	38,292	6.60

Total student loans, net	$142,100	100%	$150,444	3.56%

	December 31, 2012		Year Ended December 31, 2012
(Dollars in millions)	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$44,289	27%	$47,629	1.98%
FFELP Consolidation Loans, net	81,323	50	84,495	2.73
Private Education Loans, net	36,934	23	37,691	6.58

Total student loans, net	$162,546	100%	$169,815	3.38%

(1)	The FFELP category is primarily Stafford Loans, but also includes federally guaranteed PLUS and HEAL Loans.

As of December 31, 2013 and 2012, 76 percent and 75 percent, respectively, of our student loan portfolio was in repayment.

Loan Sales

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We will continue to service the student loans in the trusts under existing agreements. As a result of these transactions, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from the balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” in 2013.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Year Ended December 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	52	787	—	839
Charge-offs(1)	(78)	(878)	(19)	(975)
Student loan sales	(14)	—	—	(14)
Reclassification of interest reserve(2)	—	17	—	17

Ending Balance	$119	$2,097	$28	$2,244

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,048	$20	$1,068
Ending balance: collectively evaluated for impairment	$119	$1,049	$8	$1,176
Loans:
Ending balance: individually evaluated for impairment	$—	$9,262	$45	$9,307
Ending balance: collectively evaluated for impairment	$103,672	$31,051	$85	$134,808
Charge-offs as a percentage of average loans in repayment	.10%	2.78%	12.28%
Charge-offs as a percentage of average loans in repayment and forbearance	.08%	2.69%	12.28%

Allowance as a percentage of the ending total loan balance	.12%	5.20%	21.42%
Allowance as a percentage of the ending loans in repayment	.16%	6.68%	21.42%
Allowance coverage of charge-offs	1.5	2.4	1.5
Ending total loans(3)	$103,672	$40,313	$130
Average loans in repayment	$80,822	$31,556	$156
Ending loans in repayment	$76,504	$31,370	$130

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

	Private Education Loans Credit Quality Indicators
	December 31, 2013		December 31, 2012
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$36,140	93%	$35,347	92%
Non-Traditional(1)	2,860	7	3,207	8

Total	$39,000	100%	$38,554	100%

Cosigners:
With cosigner	$26,321	67%	$24,907	65%
Without cosigner	12,679	33	13,647	35

Total	$39,000	100%	$38,554	100%

Seasoning(2):
1-12 payments	$5,171	14%	$7,371	19%
13-24 payments	5,511	14	6,137	16
25-36 payments	5,506	14	6,037	16
37-48 payments	5,103	13	4,780	12
More than 48 payments	11,181	29	8,325	22
Not yet in repayment	6,528	16	5,904	15

Total	$39,000	100%	$38,554	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	December 31,
	2013		2012		2011
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$13,678		$17,702		$22,887
Loans in forbearance(2)	13,490		15,902		19,575
Loans in repayment and percentage of each status:
Loans current	63,330	82.8%	75,499	83.2%	77,093	81.9%
Loans delinquent 31-60 days(3)	3,746	4.9	4,710	5.2	5,419	5.8
Loans delinquent 61-90 days(3)	2,207	2.9	2,788	3.1	3,438	3.7
Loans delinquent greater than 90 days(3)	7,221	9.4	7,734	8.5	8,231	8.6

Total FFELP Loans in repayment	76,504	100%	90,731	100%	94,181	100%

Total FFELP Loans, gross	103,672		124,335		136,643
FFELP Loan unamortized premium	1,035		1,436		1,674

Total FFELP Loans	104,707		125,771		138,317
FFELP Loan allowance for losses	(119)		(159)		(187)

FFELP Loans, net	$104,588		$125,612		$138,130

Percentage of FFELP Loans in repayment		73.8%		73.0%		68.9%

Delinquencies as a percentage of FFELP Loans in repayment		17.2%		16.8%		18.1%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		15.0%		14.9%		17.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	December 31,
	2013		2012		2011
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,088		$5,421		$5,866
Loans in forbearance(2)	969		996		1,195
Loans in repayment and percentage of each status:
Loans current	26,977	92.8%	26,597	91.9%	25,110	91.4%
Loans delinquent 31-60 days(3)	674	2.3	837	2.9	868	3.2
Loans delinquent 61-90 days(3)	420	1.4	375	1.3	393	1.4
Loans delinquent greater than 90 days(3)	1,012	3.5	1,121	3.9	1,096	4.0

Total traditional loans in repayment	29,083	100%	28,930	100%	27,467	100%

Total traditional loans, gross	36,140		35,347		34,528
Traditional loans unamortized discount	(629)		(713)		(792)

Total traditional loans	35,511		34,634		33,736
Traditional loans receivable for partially charged-off loans	799		797		705
Traditional loans allowance for losses	(1,592)		(1,637)		(1,542)

Traditional loans, net	$34,718		$33,794		$32,899

Percentage of traditional loans in repayment		80.5%		81.9%		80.0%

Delinquencies as a percentage of traditional loans in repayment		7.2%		8.1%		8.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.2%		3.3%		4.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	December 31,
	2013		2012		2011
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$440		$483		$656
Loans in forbearance(2)	133		140		191
Loans in repayment and percentage of each status:
Loans current	1,791	78.3%	1,978	76.5%	2,012	74.0%
Loans delinquent 31-60 days(3)	128	5.6	175	6.8	208	7.7
Loans delinquent 61-90 days(3)	93	4.1	106	4.1	127	4.7
Loans delinquent greater than 90 days(3)	275	12.0	325	12.6	371	13.6

Total non-traditional loans in repayment	2,287	100%	2,584	100%	2,718	100%

Total non-traditional loans, gross	2,860		3,207		3,565
Non-traditional loans unamortized discount	(75)		(83)		(81)

Total non-traditional loans	2,785		3,124		3,484
Non-traditional loans receivable for partially charged-off loans	514		550		536
Non-traditional loans allowance for losses	(505)		(534)		(629)

Non-traditional loans, net	$2,794		$3,140		$3,391

Percentage of non-traditional loans in repayment		80.0%		80.6%		76.2%

Delinquencies as a percentage of non-traditional loans in repayment		21.7%		23.4%		26.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.5%		5.1%		6.6%

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $336 million and $198

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

million in the allowance for Private Education Loan losses at December 31, 2013 and 2012, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

The following table summarizes the activity in the receivable for partially charged-off loans.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Receivable at beginning of period	$1,347	$1,241	$1,040
Expected future recoveries of current period defaults(1)	290	351	391
Recoveries(2)	(230)	(189)	(155)
Charge-offs(3)	(94)	(56)	(35)

Receivable at end of period	1,313	1,347	1,241
Allowance for estimated recovery shortfalls(4)	(336)	(198)	(148)

Net receivable at end of period	$977	$1,149	$1,093

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash collections.

(3)

Represents the current period recovery shortfall – the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion, $2.2 billion and $2.2 billion overall allowance for Private Education Loan losses as of December 31, 2013, 2012 and 2011, respectively.

Troubled Debt Restructurings (“TDRs”)

We modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 45 percent and 43 percent of the loans granted forbearance have qualified as a TDR loan at December 31, 2013, and 2012, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of December 31, 2013 and 2012 was $1.5 billion and $1.0 billion, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

At December 31, 2013 and 2012, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
December 31, 2013
Private Education Loans — Traditional	$7,515	$7,559	$812
Private Education Loans — Non-Traditional	1,434	1,427	236

Total	$8,949	$8,986	$1,048

December 31, 2012
Private Education Loans — Traditional	$5,999	$6,074	$844
Private Education Loans — Non-Traditional	1,295	1,303	282

Total	$7,294	$7,377	$1,126

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Years Ended December 31,
	2013		2012		2011
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$6,805	$418	$5,181	$333	$1,960	$121
Private Education Loans — Non-Traditional	1,376	112	1,205	106	560	48

Total	$8,181	$530	$6,386	$439	$2,520	$169

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	December 31,
	2013		2012		2011
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in deferment(1)	$913		$574		$285
Loans in forbearance(2)	740		544		696
Loans in repayment and percentage of each status:
Loans current	5,613	76.5%	4,619	73.8%	3,018	69.7%
Loans delinquent 31-60 days(3)	469	6.4	478	7.6	427	9.8
Loans delinquent 61-90 days(3)	330	4.5	254	4.1	215	5.0
Loans delinquent greater than 90 days(3)	921	12.6	908	14.5	672	15.5

Total TDR loans in repayment	7,333	100%	6,259	100%	4,332	100%

Total TDR loans, gross	$8,986		$7,377		$5,313

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

	Years Ended December 31,
	2013			2012			2011
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default	Modified Loans(1)	Charge- Offs(2)	Payment- Default
Private Education Loans — Traditional	$2,114	$372	$680	$2,375	$389	$1,351	$4,103	$99	$1,036
Private Education Loans — Non-Traditional	314	132	184	443	152	420	951	55	414

Total	$2,428	$504	$864	$2,818	$541	$1,771	$5,054	$154	$1,450

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Allowance for Loan Losses (Continued)

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

	Accrued Interest Receivable As of December 31,
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
2013
Private Education Loans — Traditional	$926	$35	$46
Private Education Loans — Non-Traditional	97	13	20

Total	$1,023	$48	$66

2012
Private Education Loans — Traditional	$798	$39	$45
Private Education Loans — Non-Traditional	106	16	22

Total	$904	$55	$67

2011
Private Education Loans — Traditional	$870	$36	$44
Private Education Loans — Non-Traditional	148	18	28

Total	$1,018	$54	$72

5.	Goodwill and Acquired Intangible Assets

Goodwill

All acquisitions must be assigned to a reporting unit or units. A reporting unit is the same as, or one level below, an operating segment. We have four reportable segments: Consumer Lending, Business Services, FFELP Loans and Other. The following table summarizes our goodwill, accumulated impairments and net goodwill for our reporting units and reportable segments.

	As of December 31, 2013			As of December 31, 2012
(Dollars in millions)	Gross	Accumulated Impairments	Net	Gross	Accumulated Impairments	Net
Total FFELP Loans reportable segment	$194	$(4)	$190	$194	$(4)	$190
Total Consumer Lending reportable segment	147	—	147	147	—	147
Business Services reportable segment:
Servicing	50	—	50	50	—	50
Contingency Services	136	(129)	7	136	(129)	7
Wind-down Guarantor Servicing	256	(256)	—	256	(256)	—
Insurance Services	9	(9)	—	9	(9)	—
Upromise	43	(43)	—	140	(140)	—

Total Business Services reportable segment	494	(437)	57	591	(534)	57

Total	$835	$(441)	$394	$932	$(538)	$394

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Acquired Intangible Assets (Continued)

Goodwill Impairment Testing

We perform our goodwill impairment testing annually in the fourth quarter as of October 1. No goodwill was deemed impaired in 2013. As part of the 2013 annual impairment testing, we retained a third-party appraisal firm to assist in the valuations required to perform Step 1 impairment testing. The income approach was the primary approach used to estimate the fair value of each reporting unit.

The income approach measures the value of each reporting unit’s future economic benefit determined by its discounted cash flows derived from our projections plus an assumed terminal growth rate adjusted for what we believe a market participant would assume in an acquisition. These projections are generally five-year projections that reflect the anticipated cash flow fluctuations of the respective reporting units. If a component of a reporting unit is winding down or is assumed to wind down, the projections extend through the anticipated wind-down period and no residual value is ascribed.

Under our guidance, the third-party appraisal firm developed the discount rate for each reporting unit incorporating such factors as the risk free rate, a market rate of return, a measure of volatility (Beta) and a company-specific and capital markets risk premium, as appropriate, to adjust for volatility and uncertainty in the economy and to capture specific risk related to the respective reporting units. We considered whether an asset sale or an equity sale would be the most likely sale structure for each reporting unit and valued each reporting unit based on the more likely hypothetical scenario.

The discount rates reflect market-based estimates of capital costs and are adjusted for our assessment of a market participant’s view with respect to execution, source concentration and other risks associated with the projected cash flows of individual reporting units. We reviewed and approved the discount rates provided by the third-party appraiser including the factors incorporated to develop the discount rates for each reporting unit.

We and the third-party appraisal firm also considered a market approach for each reporting unit. Market-based multiples for comparable publicly traded companies and similar transactions were evaluated as an indicator of the value of the reporting units to assess the reasonableness of the estimated fair value derived from the income approach.

The following table illustrates the carrying value of equity for each reporting unit with remaining goodwill as of December 31, 2013, and the percentage by which the estimated fair value determined in conjunction with Step 1 impairment testing in the fourth quarter of 2013 exceeds the carrying value of equity.

(Dollars in millions)	Carrying Value of Equity	% of Fair Value in Excess of Carrying Value
FFELP Loans	$930	202%
Consumer Lending	4,335	80%
Servicing	137	966%
Contingency Services	53	193%
We acknowledge that continued weakness in the economy coupled with changes in legislation and the regulatory environment could adversely affect the operating results of our reporting units. If the forecasted performance of our reporting units is not achieved, or if our stock price declines resulting in deterioration in our total market capitalization, the fair value of one or more of the reporting units could be significantly reduced, and we may be required to record a charge, which could be material, for an impairment of goodwill.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Goodwill and Acquired Intangible Assets (Continued)

To assess impairment for the FFELP, Consumer Lending, and Servicing reporting units at October 1, 2012 and 2011, we assessed relevant qualitative factors to determine whether it was “more-likely-than-not” that the fair value of an individual reporting unit was less than its carrying value. These qualitative factors included consideration of the significant amount of excess fair value over the carrying values of these reporting units as of October 1, 2010 when we performed a Step 1 goodwill impairment test and engaged an appraisal firm to estimate the fair values of these reporting units, the current legislative environment, our stock price during 2012 and 2011, market capitalization and EPS results as well as significant reductions in our operating expenses. After assessing these relevant qualitative factors, we determined that it was more-likely-than-not that the fair values of these reporting units exceeded their carrying amounts.

During 2012, we finalized the purchase accounting for a Contingency Services acquisition that resulted in goodwill. We performed Step 1 impairment testing for the Contingency Services reporting unit as of October 1, 2012, resulting in no indicated impairment.

Acquired Intangible Assets

Acquired intangible assets include the following:

	As of December 31, 2013			As of December 31, 2012
(Dollars in millions)	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net	Cost Basis(1)	Accumulated Impairment and Amortization(1)	Net
Intangible assets subject to amortization:
Customer, services and lending relationships	$278	$(261)	$17	$303	$(270)	$33
Software and technology	79	(79)	—	93	(93)	—
Tradenames and trademarks	34	(21)	13	54	(34)	20

Total acquired intangible assets	$391	$(361)	$30	$450	$(397)	$53

(1)

Accumulated impairment and amortization includes impairment amounts only if the acquired intangible asset has been deemed partially impaired. When an acquired intangible asset is considered fully impaired, and no longer in use, the cost basis and any accumulated amortization related to the asset is written off.

(2)	Intangible assets not subject to amortization include tradenames and trademarks totaling $6 million and $10 million, net of accumulated impairment as of December 31, 2013 and 2012, respectively.

We recorded amortization of acquired intangible assets from continuing operations totaling $13 million, $18 million, and $21 million in 2013, 2012 and 2011, respectively. We will continue to amortize our intangible assets with definite useful lives over their remaining estimated useful lives. We estimate amortization expense associated with these intangible assets will be $9 million, $7 million, $5 million, $2 million and $2 million in 2014, 2015, 2016, 2017 and 2018, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings

Borrowings consist of secured borrowings issued through our securitization program, borrowings through secured facilities, unsecured notes issued by us, term and other deposits at Sallie Mae Bank, and other interest-bearing liabilities related primarily to obligations to return cash collateral held. To match the interest rate and currency characteristics of our borrowings with the interest rate and currency characteristics of our assets, we enter into interest rate and foreign currency swaps with independent parties. Under these agreements, we make periodic payments, generally indexed to the related asset rates or rates which are highly correlated to the asset rates, in exchange for periodic payments which generally match our interest obligations on fixed or variable rate notes (see “Note 7 — Derivative Financial Instruments”). Payments and receipts on our interest rate and currency swaps are not reflected in the following tables.

The following table summarizes our borrowings.

	December 31, 2013			December 31, 2012
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$2,213	$16,056	$18,269	$2,319	$15,446	$17,765
Bank deposits	6,133	2,807	8,940	4,226	3,088	7,314
Other(1)	691	—	691	1,609	—	1,609

Total unsecured borrowings	9,037	18,863	27,900	8,154	18,534	26,688

Secured borrowings:
FFELP Loan securitizations	—	90,756	90,756	—	105,525	105,525
Private Education Loan securitizations	—	18,835	18,835	—	19,656	19,656
FFELP Loan — other facilities	4,715	5,311	10,026	11,651	4,827	16,478
Private Education Loan — other facilities	—	843	843	—	1,070	1,070

Total secured borrowings	4,715	115,745	120,460	11,651	131,078	142,729

Total before hedge accounting adjustments	13,752	134,608	148,360	19,805	149,612	169,417
Hedge accounting adjustments	43	2,040	2,083	51	2,789	2,840

Total	$13,795	$136,648	$150,443	$19,856	$152,401	$172,257

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

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

	December 31, 2013		Year Ended December 31, 2013
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Bank deposits	$6,133	1.14%	$5,221	1.44%
FFELP Loan — other facilities	4,715	.21	7,386	.84
Private Education Loan — other facilities	—	—	272	1.86
Senior unsecured debt	2,256	3.09	2,814	3.59
Other interest bearing liabilities	691	.07	1,037	.14

Total short-term borrowings	$13,795	1.09%	$16,730	1.46%

Maximum outstanding at any month end	$20,038

	December 31, 2012		Year Ended December 31, 2012
(Dollars in millions)	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Bank deposits	$4,226	1.40%	$3,537	1.54%
FFELP Loan — other facilities	11,651	.72	17,606	.78
Senior unsecured debt	2,370	4.24	2,214	4.49
Other interest bearing liabilities	1,609	.31	1,474	.21

Total short-term borrowings	$19,856	1.25%	$24,831	1.19%

Maximum outstanding at any month end	$29,160

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Long-term Borrowings

The following tables summarize outstanding long-term borrowings (secured and unsecured), the weighted average interest rates at the end of the periods, and the related average balances during the periods. Rates reflect stated interest rate of borrowings and related discounts and premiums.

	December 31, 2013		Year Ended December 31, 2013
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2015-2048	$96,724	.99%	$102,241
Non-U.S. dollar-denominated:
Interest bearing, due 2021-2041	9,249	.62	9,525

Total floating rate notes	105,973	.96	111,766
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2015-2047	18,510	5.61	16,149
Non-U.S.-dollar denominated:
Interest bearing, due 2015-2039	3,204	2.72	2,420

Total fixed rate notes	21,714	5.18	18,569
Brokered deposits — U.S. dollar-denominated, due 2015-2018	2,807	1.32	2,488
FFELP Loan — other facilities	5,311	.76	5,504
Private Education Loan — other facilities	843	.96	355

Total long-term borrowings	$136,648	1.63%	$138,682

	December 31, 2012		Year Ended December 31, 2012
		Weighted Average
(Dollars in millions)	Ending Balance(1)	Interest Rate(2)	Average Balance
Floating rate notes:
U.S. dollar-denominated:
Interest bearing, due 2014-2048	$112,408	1.04%	$113,236
Non-U.S. dollar-denominated:
Interest bearing, due 2021-2041	10,819	.53	11,463

Total floating rate notes	123,227	1.00	124,699
Fixed rate notes:
U.S. dollar-denominated:
Interest bearing, due 2014-2046	16,096	5.57	14,203
Non-U.S.-dollar denominated:
Interest bearing, due 2014-2039	4,061	3.39	2,882

Total fixed rate notes	20,157	5.13	17,085
Brokered deposits — U.S. dollar-denominated, due 2014-2017	3,120	1.77	2,216
FFELP Loan — other facilities	4,827	1.29	5,517
Private Education Loan — other facilities	1,070	1.45	1,880

Total long-term borrowings	$152,401	1.57%	$151,397

(1)	Ending balance is expressed in U.S. dollars using the spot currency exchange rate. Includes fair value adjustments under hedge accounting for notes designated as the hedged item in a fair value hedge.

(2)	Weighted average interest rate is stated rate relative to currency denomination of debt.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

At December 31, 2013, we had outstanding long-term borrowings with call features totaling $1.7 billion. In addition, we have $6.2 billion of pre-payable debt related to our secured facilities. Generally, these instruments are callable at the par amount. As of December 31, 2013, the stated maturities and maturities if accelerated to the call dates are shown in the following table.

	December 31, 2013
	Stated Maturity(1)				Maturity to Call Date(1)
(Dollars in millions)	Senior Unsecured Debt	Brokered Deposits	Secured Borrowings	Total(2)	Senior Unsecured Debt	Brokered Deposits	Secured Borrowings	Total
Year of Maturity
2014	$—	$—	$14,408	$14,408	$1,611	$—	$14,408	$16,019
2015	1,506	1,195	11,672	14,373	1,595	1,195	11,672	14,462
2016	2,284	648	9,498	12,430	2,283	648	9,498	12,429
2017	1,829	538	10,157	12,524	1,807	538	10,157	12,502
2018	2,796	426	8,597	11,819	2,547	426	8,597	11,570
2019 and after	7,641	—	61,413	69,054	6,213	—	61,413	67,626

	16,056	2,807	115,745	134,608	16,056	2,807	115,745	134,608
Hedge accounting adjustments	727	—	1,313	2,040	727	—	1,313	2,040

Total	$16,783	$2,807	$117,058	$136,648	$16,783	$2,807	$117,058	$136,648

(1)

We view our securitization trust debt as long-term based on the contractual maturity dates and projected principal paydowns based on our current estimates regarding loan prepayment speeds. The projected principal paydowns in year 2014 include $14.4 billion related to the securitization trust debt.

(2)

The aggregate principal amount of debt that matures in each period is $14.5 billion in 2014, $14.4 billion in 2015, $12.5 billion in 2016, $12.6 billion in 2017, $11.9 billion in 2018, and $69.6 billion in 2019 and after.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Variable Interest Entities

We consolidate the following financing VIEs as of December 31, 2013 and 2012, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	December 31, 2013
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$90,756	$90,756	$91,535	$2,913	$683	$95,131
Private Education Loan securitizations	—	18,835	18,835	23,947	338	540	24,825
FFELP Loan — other facilities	3,655	3,791	7,446	7,719	128	91	7,938
Private Education Loan — other facilities	—	843	843	1,583	16	30	1,629

Total before hedge accounting adjustments	3,655	114,225	117,880	124,784	3,395	1,344	129,523
Hedge accounting adjustments	—	1,313	1,313	—	—	978	978

Total	$3,655	$115,538	$119,193	$124,784	$3,395	$2,322	$130,501

	December 31, 2012
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$105,525	$105,525	$107,009	$3,652	$608	$111,269
Private Education Loan securitizations	—	19,656	19,656	24,618	385	545	25,548
FFELP Loan — other facilities	9,551	4,154	13,705	14,050	487	197	14,734
Private Education Loan — other facilities	—	1,070	1,070	1,454	302	33	1,789

Total before hedge accounting adjustments	9,551	130,405	139,956	147,131	4,826	1,383	153,340
Hedge accounting adjustments	—	1,113	1,113	—	—	929	929

Total	$9,551	$131,518	$141,069	$147,131	$4,826	$2,312	$154,269

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

Securitizations

The following table summarizes the securitization transactions issued in 2012 and 2013.

(Dollars in millions)				AAA-rated bonds
Issue	Date Issued	Total Issued		Weighted Average Interest Rate	Weighted Average Life
FFELP:
2012-1	January 2012	$765		1 month LIBOR plus 0.91%	4.6 years
2012-2	March 2012	824		1 month LIBOR plus 0.70%	4.7 years
2012-3	May 2012	1,252		1 month LIBOR plus 0.65%	4.6 years
2012-4	June 2012	1,491	(1)	1 month LIBOR plus 1.10%	8.2 years
2011-3	July 2012	24		N/A (Retained B Notes sold)
2012-4	July 2012	45		N/A (Retained B Notes sold)
2012-5	July 2012	1,252		1 month LIBOR plus 0.67%	4.5 years
2012-6	September 2012	1,249		1 month LIBOR plus 0.62%	4.6 years
2012-7	November 2012	1,251		1 month LIBOR plus 0.55%	4.5 years
2012-8	December 2012	1,527		1 month LIBOR plus 0.90%	7.8 years

Total bonds issued in 2012		$9,680

Total loan amount securitized in 2012		$9,565

2013-1	February 2013	$1,249		1 month LIBOR plus 0.46%	4.3 years
2013-2	April 2013	1,246		1 month LIBOR plus 0.45%	4.4 years
2013-3	June 2013	1,246		1 month LIBOR plus 0.54%	4.5 years
2013-4	August 2013	747		1 month LIBOR plus 0.55%	4.4 years
2013-5	September 2013	996		1 month LIBOR plus 0.64%	4.6 years
2007-6 to 2007-8, 2008-2 to 2008-9	October 2013	629		N/A (Retained B Notes sold)
2013-6	November 2013	996		1 month LIBOR plus 0.60%	4.6 years

Total bonds issued in 2013		$7,109

Total loan amount securitized in 2013		$6,495

Private Education:
2012-A	February 2012	$547		1 month LIBOR plus 2.17%	3.0 years
2012-B	April 2012	891		1 month LIBOR plus 2.12%	2.9 years
2012-C	May 2012	1,135		1 month LIBOR plus 1.77%	2.6 years
2012-D	July 2012	640		1 month LIBOR plus 1.69%	2.5 years
2012-E	October 2012	976		1 month LIBOR plus 1.22%	2.6 years

Total bonds issued in 2012		$4,189

Total loan amount securitized in 2012		$5,557

2013-R1	January 2013	$254		1 month LIBOR plus 1.75%	6.3 years
2013-A	March 2013	1,108		1 month LIBOR plus 0.81%	2.6 years
2013-B	May 2013	1,135		1 month LIBOR plus 0.89%	2.7 years
2013-C	September 2013	624		1 month LIBOR plus 1.21%	3.1 years

Total bonds issued in 2013		$3,121

Total loan amount securitized in 2013		$3,387

(1)	Total size excludes subordinated tranche that was retained at issuance totaling $45 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

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

FFELP Loans — Other Secured Borrowing Facilities

We have various secured borrowing facilities that we use to finance our FFELP loans. Liquidity is available under these secured credit facilities to the extent we have eligible collateral and available capacity. The maximum borrowing capacity under these facilities will vary and is subject to each agreement’s borrowing conditions. These include but are not limited to the facility’s size, current usage and the availability and fair value of qualifying unencumbered FFELP Loan collateral. Our borrowings under these facilities are non-recourse. The maturity dates on these facilities range from June 2014 to January 2016. The interest rate on certain facilities can increase under certain circumstances. The facilities are subject to termination under certain circumstances. As of December 31, 2013 there was approximately $10.0 billion outstanding under these facilities with approximately $10.4 billion of assets securing these facilities. As of December 31, 2013, the maximum unused capacity under these facilities was $10.6 billion. As of December 31, 2013, we had $2.7 billion of unencumbered FFELP Loans.

Private Education Loans — Other Secured Borrowing Facilities

We have a facility that was used to fund the call and redemption of our SLM 2009-D Private Education Loan Trust ABS, which occurred on August 15, 2013. The maturity date of the new facility is August 15, 2015. Our borrowings under this facility are non-recourse. The interest rate can increase under certain circumstances. The facility is subject to termination under certain circumstances. As of December 31, 2013, there was $843 million outstanding under the facility. The book basis of the assets securing the facility as of December 31, 2013 was $1.6 billion. Additional borrowings are not available under this facility.

Other Funding Sources

Deposits

Sallie Mae Bank raises deposits through intermediaries in the brokered Certificate of Deposit (“CD”) market and through direct retail deposit channels. As of December 31, 2013, bank deposits totaled $9.2 billion of which $4.5 billion were brokered term deposits, $4.4 billion were retail and other deposits and $299 million were deposits from affiliates that eliminate in our consolidated balance sheet. Cash and liquid investments totaled $2.2 billion as of December 31, 2013.

In addition to its deposit base, Sallie Mae Bank has borrowing capacity with the Federal Reserve Bank (“FRB”) through a collateralized lending facility. FRB is not obligated to lend; however, in general we can borrow as long as Sallie Mae Bank is generally in sound financial condition. Borrowing capacity is limited by the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings (Continued)

availability of acceptable collateral. As of December 31, 2013, borrowing capacity was approximately $900 million and there were no outstanding borrowings.

Senior Unsecured Debt

We issued $3.75 billion, $2.7 billion and $2.0 billion of unsecured debt in 2013, 2012 and 2011, respectively.

Debt Repurchases

The following table summarizes activity related to our senior unsecured debt and asset-backed securities (“ABS”) repurchases. “Gains on debt repurchases” is shown net of hedging-related gains and losses.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Debt principal repurchased	$1,279	$711	$894
Gains on debt repurchases	42	145	38

7.	Derivative Financial Instruments

Risk Management Strategy

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk associated with debt we issued. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. In addition, we utilize derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts and basis swaps, are economically effective; however, those transactions generally do not qualify for hedge accounting under GAAP (as discussed below) and thus may adversely impact earnings.

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

Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2013 and 2012, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to SLM Corporation and Sallie Mae Bank derivatives of $83 million and $79 million, respectively.

Our on-balance sheet securitization trusts have $10.7 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2013. To convert these non-U.S. dollar denominated bonds into U.S dollar liabilities, the trusts have entered into foreign-currency swaps with highly–rated counterparties. In addition, the trusts have entered into $12.8 billion of interest rates swaps which are primarily used to convert Prime received on securitized student loans to LIBOR paid on the bonds. At December 31, 2013, the net positive exposure on swaps in securitization trusts is $968 million.

Our securitization trusts had total net exposure of $772 million related to financial institutions located in France; of this amount, $577 million carries a guaranty from the French government. The total exposure relates to $5.1 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.4 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of December 31, 2013, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at December 31, 2013 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $63 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

Accounting for Derivative Instruments

Derivative instruments that are used as part of our interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, and interest rate floor contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by us as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

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

We use basis swaps to minimize earnings variability caused by having different reset characteristics on our interest-earning assets and interest-bearing liabilities. These swaps possess a term of up to 13 years and are primarily indexed to LIBOR or Prime rates. The specific terms and notional amounts of the swaps are determined based on a review of our asset/liability structure, our assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. Hedge accounting requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness criterion because the index of the swap does not exactly match the index of the hedged assets. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and, therefore, swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, these swaps are recorded at fair value with changes in fair value reflected currently in the statement of income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2013 and 2012, and their impact on other comprehensive income and earnings for 2013, 2012 and 2011.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$24	$—	$738	$1,396	$61	$150	$823	$1,546
Cross-currency interest rate swaps	Foreign currency and interest rate	—	—	1,185	1,165	—	70	1,185	1,235
Other(2)	Interest rate	—	—	—	—	2	4	2	4

Total derivative assets(3)		24	—	1,923	2,561	63	224	2,010	2,785
Derivative Liabilities:
Interest rate swaps	Interest rate	—	(11)	(149)	(1)	(215)	(197)	(364)	(209)
Floor Income Contracts	Interest rate	—	—	—	—	(1,384)	(2,154)	(1,384)	(2,154)
Cross-currency interest rate swaps	Foreign currency and interestrate	—	—	(155)	(136)	(31)	—	(186)	(136)
Other(2)	Interest rate	—	—	—	—	(23)	—	(23)	—

Total derivative liabilities(3)		—	(11)	(304)	(137)	(1,653)	(2,351)	(1,957)	(2,499)

Net total derivatives		$24	$(11)	$1,619	$2,424	$(1,590)	$(2,127)	$53	$286

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

(3)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Gross position	$2,010	$2,785	$(1,957)	$(2,499)
Impact of master netting agreements	(386)	(544)	386	544

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,624	2,241	(1,571)	(1,955)
Cash collateral (held) pledged	(687)	(1,423)	777	973

Net position	$937	$818	$(794)	$(982)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk for both when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at December 31, 2013 and 2012 by $91 million and $111 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at December 31, 2013 and 2012 by $84 million and $107 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012
Notional Values:
Interest rate swaps	$0.7	$0.7	$16.0	$15.8	$46.3	$56.9	$63.0	$73.4
Floor Income Contracts	—	—	—	—	31.8	51.6	31.8	51.6
Cross-currency interest rate swaps	—	—	11.1	13.7	.3	0.3	11.4	14.0
Other(1)	—	—	—	—	3.9	1.4	3.9	1.4

Total derivatives	$0.7	$0.7	$27.1	$29.5	$82.3	$110.2	$110.1	$140.4

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Income

	Years Ended December 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)			Realized Gain (Loss) on Derivatives(3)			Unrealized Gain (Loss) on Hedged Item(1)			Total Gain (Loss)
(Dollars in millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Fair Value Hedges:
Interest rate swaps	$(806)	$(75)	$503	$414	$449	$481	$873	$41	$(554)	$481	$415	$430
Cross-currency interest rate swaps	1	42	(723)	98	167	314	(183)	(182)	664	(84)	27	255

Total fair value derivatives	(805)	(33)	(220)	512	616	795	690	(141)	110	397	442	685
Cash Flow Hedges:
Interest rate swaps	—	(1)	(1)	(9)	(26)	(39)	—	—	—	(9)	(27)	(40)

Total cash flow derivatives	—	(1)	(1)	(9)	(26)	(39)	—	—	—	(9)	(27)	(40)
Trading:
Interest rate swaps	(107)	(66)	183	71	108	69	—	—	—	(36)	42	252
Floor Income Contracts	785	412	(267)	(815)	(859)	(903)	—	—	—	(30)	(447)	(1,170)
Cross-currency interest rate swaps	(101)	(59)	29	35	7	8	—	—	—	(66)	(52)	37
Other	(19)	5	22	(2)	(1)	11	—	—	—	(21)	4	33

Total trading derivatives	558	292	(33)	(711)	(745)	(815)	—	—	—	(153)	(453)	(848)

Total	(247)	258	(254)	(208)	(155)	(59)	690	(141)	110	235	(38)	(203)
Less: realized gains (losses) recorded in interest expense	—	—	—	503	590	756	—	—	—	503	590	756

Gains (losses) on derivative and hedging activities, net	$(247)	$258	$(254)	$(711)	$(745)	$(815)	$690	$(141)	$110	$(268)	$(628)	$(959)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Changes in Stockholders’ Equity (net of tax)

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Total gains (losses) on cash flow hedges	$16	$(7)	$(4)
Realized losses recognized in interest expense(1)(2)(3)	6	16	35

Total change in stockholders’ equity for unrealized gains on derivatives	$22	$9	$31

(1)	Amounts included in “Realized gain (loss) on derivatives” in the “Impact of Derivatives on Consolidated Statements of Income” table above.

(2)	Includes net settlement income/expense.

(3)

We expect to reclassify $0.3 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to net settlement accruals on interest rate swaps.

Collateral

The following table details collateral held and pledged related to derivative exposure between us and our derivative counterparties.

(Dollars in millions)	December 31, 2013	December 31, 2012
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$687	$1,423
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	629	613

Total collateral held	$1,316	$2,036

Derivative asset at fair value including accrued interest	$1,878	$2,570

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$777	$973

Total collateral pledged	$777	$973

Derivative liability at fair value including accrued interest and premium receivable	$948	$1,204

(1)	At December 31, 2013 and 2012, $0 million and $9 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $762 million with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts with further downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $148 million and have posted $148 million of collateral to these counterparties. If the credit contingent feature was triggered for these two

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Derivative Financial Instruments (Continued)

counterparties and the counterparties exercised their right to terminate, we would not be required to deliver additional assets to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

8.	Other Assets

The following table provides the detail of our other assets.

	December 31, 2013		December 31, 2012
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$2,161	30%	$2,147	26%
Derivatives at fair value	1,624	22	2,241	27
Income tax asset, net current and deferred	1,299	18	1,478	18
Accounts receivable	881	12	1,111	13
Benefit and insurance-related investments	477	7	474	6
Fixed assets, net	237	3	215	3
Other loans, net	101	1	137	2
Other	507	7	470	5

Total	$7,287	100%	$8,273	100%

The “Derivatives at fair value” line in the above table represents the fair value of our derivatives in a gain position by counterparty, exclusive of accrued interest and collateral. At December 31, 2013 and 2012, these balances included $1.6 billion and $2.4 billion, respectively, of cross-currency interest rate swaps and interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged debt. As of December 31, 2013 and 2012, the cumulative mark-to-market adjustment to the hedged debt was $(2.1) billion and $(2.8) billion, respectively.

9.	Stockholders’ Equity

Preferred Stock

At December 31, 2013, we had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). Neither series has a maturity date but can be redeemed at our option. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of our other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of our common stock.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Stockholders’ Equity (Continued)

Common Stock

Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2013, 429 million shares were issued and outstanding and 31 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in “Note 11 — Stock-Based Compensation Plans and Arrangements.”

In March 2011, we retired 70 million shares of common stock held in treasury. This retirement decreased the balance in treasury stock by $1.9 billion, with corresponding decreases of $14 million in common stock and $1.9 billion in additional paid-in capital. There was no impact to total equity from this transaction.

Dividend and Share Repurchase Program

In 2013, we increased the quarterly dividend on our common stock to $.15 per share, up from $.125 per share in the prior year. In 2013, we authorized the repurchase of up to $800 million of outstanding common stock in open market transactions and we repurchased 27 million shares for an aggregate purchase price of $600 million. In 2012, we authorized the repurchase of up to $900 million of outstanding common stock in open market transactions and we repurchased 58 million shares for an aggregate purchase price of $900 million. In 2011, we authorized the repurchase of up to $300 million of outstanding common stock in open market transactions and we repurchased 19 million shares for an aggregate purchase price of $300 million.

The following table summarizes our common share repurchases and issuances.

	Years Ended December 31,
	2013	2012	2011
Common stock repurchased(1)	26,987,043	58,038,239	19,054,115
Average purchase price per share(2)	$22.26	$15.52	$15.77
Shares repurchased related to employee stock-based compensation plans(3)	6,365,002	4,547,785	3,024,662
Average purchase price per share	$21.76	$15.86	$15.71
Common shares issued(4)	9,702,976	6,432,643	3,886,217

(1)	Common shares purchased under our share repurchase program, of which $200 million remained available as of December 31, 2013.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2013 was $26.28.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Years Ended December 31,
(In millions, except per share data)	2013	2012	2011
Numerator:
Net income attributable to SLM Corporation	$1,418	$939	$633
Preferred stock dividends	20	20	18

Net income attributable to SLM Corporation common stock	$1,398	$919	$615

Denominator:
Weighted average shares used to compute basic EPS	440	476	517
Effect of dilutive securities:
Dilutive effect of stock options, non-vested deferred compensation and restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	9	7	6

Dilutive potential common shares(2)	9	7	6

Weighted average shares used to compute diluted EPS	449	483	523

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$2.94	$1.93	$1.12
Discontinued operations	.24	—	.07

Total	$3.18	$1.93	$1.19

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$2.89	$1.90	$1.11
Discontinued operations	.23	—	.07

Total	$3.12	$1.90	$1.18

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the years ended December 31, 2013, 2012 and 2011, securities covering approximately 3 million, 12 million and 16 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

11.	Stock-Based Compensation Plans and Arrangements

As of December 31, 2013, we have one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors. We also maintain the ESPP. Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.

Our SLM Corporation 2012 Omnibus Incentive Plan was approved by shareholders on May 24, 2012. At December 31, 2013, 20 million shares were authorized to be issued from this plan.

An amendment to our ESPP was approved by our shareholders on May 24, 2012 that authorized the issuance of 6 million shares under the plan and kept the terms of the plan substantially the same.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The total stock-based compensation cost recognized in the consolidated statements of income for 2013, 2012 and 2011 was $47 million, $47 million and $56 million, respectively. As of December 31, 2013, there was $19 million of total unrecognized compensation expense related to unvested stock awards net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.8 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.

Stock Options

Stock options granted prior to 2012 expire 10 years after the grant date, and those granted since 2012 expire in 5 years. The exercise price must be equal to or greater than the market price of our common stock on the grant date. We have granted time-vested, price-vested and performance-vested options to our employees and non-employee directors. Time-vested options granted to management and non-management employees generally vest over three years. Price-vested options granted to management employees vest upon our common stock reaching a targeted closing price for a set number of days. Performance-vested options granted to management employees vest one-third per year for three years based on corporate earnings-related performance targets. Options granted to non-employee directors vest upon the director’s election to the Board.

The fair values of the options granted in the years ended December 31, 2013, 2012 and 2011 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	.65%	.60%	1.57%
Expected volatility	31%	44%	54%
Expected dividend rate	3.35%	3.13%	2.58%
Expected life of the option	2.8 years	2.8 years	4.1 years
Weighted average fair value of options granted	$3.11	$4.12	$5.18

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes stock option activity in 2013.

(Dollars in millions, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2012	25,992,747	$19.84
Granted	3,980,008	17.92
Exercised(2)(3)	(7,614,500)	12.81
Canceled	(2,085,495)	34.94

Outstanding at December 31, 2013(4)(5)	20,272,760	$20.55	4.1 yrs	$198

Exercisable at December 31, 2013	14,426,174	$21.84	4.1 yrs	$145

(1)

The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2013 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2013.

(2)	The total intrinsic value of options exercised was $73 million, $27 million and $14 million for 2013, 2012 and 2011, respectively.

(3)	No cash was received from option exercises in 2013. The actual tax benefit realized for the tax deductions from option exercises totaled $28 million for 2013.

(4)

As of December 31, 2013, there was $4 million of unrecognized compensation cost related to stock options net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes restricted stock activity in 2013.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	187,792	$11.55
Granted	51,073	17.91
Vested(1)	(193,370)	12.47
Canceled	(6,140)	17.91

Non-vested at December 31, 2013(2)	39,355	$14.29

(1)	The total fair value of shares that vested during 2013, 2012 and 2011 was $2 million, $4 million and $6 million, respectively.

(2)

As of December 31, 2013, there was $.01 million of unrecognized compensation cost related to restricted stock net of estimated forfeitures, which is expected to be recognized over a weighted average period of .1 years.

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

The following table summarizes RSU and PSU activity in 2013.

	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	4,473,464	$15.49
Granted	2,457,570	17.98
Vested and converted to common stock(1)	(1,730,669)	15.32
Canceled	(73,478)	16.52

Outstanding at December 31, 2013(2)	5,126,887	$16.72

(1)	The total fair value of RSUs/PSUs that vested and converted to common stock during 2013, 2012 and 2011 was $27 million, $13 million and $.4 million, respectively.

(2)

As of December 31, 2013, there was $15 million of unrecognized compensation cost related to RSUs/PSUs net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.8 years.

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

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	.15%	.13%	.27%
Expected volatility	29%	29%	42%
Expected dividend rate	3.51%	3.27%	1.87%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$2.95	$3.01	$3.63

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

The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2013, there was $.1 million of unrecognized compensation cost related to the ESPP net of estimated forfeitures, which is expected to be recognized in January 2014.

During 2013, 2012 and 2011, plan participants purchased 218,389 shares, 192,755 shares and 278,266 shares, respectively, of our common stock.

12.	Fair Value Measurements

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

During 2013, there were no significant transfers of financial instruments between levels.

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

FFELP Loans

The significant assumptions used to determine fair value of our FFELP loans are prepayment speeds, default rates, cost of funds, capital levels, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of our FFELP Loan portfolio is valued with option models using both observable market inputs and internally developed inputs. A number of significant inputs into the models are internally derived and not observable to market participants. While the resulting fair value can be validated against market transactions where we are a participant, these markets are not considered active. As such, these are level 3 valuations.

Private Education Loans

The significant assumptions used to determine fair value of our Private Education Loans are prepayment speeds, default rates, recovery rates, cost of funds and capital levels. A number of significant inputs into the models are internally derived and not observable to market participants nor can the resulting fair values be validated against market transactions. As such, these are level 3 valuations.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

estate properties in Utah and are guaranteed by either a government sponsored enterprise or the U.S. government. Other investments (primarily municipal bonds) for which observable prices from active markets are not available were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. These valuations are immaterial to the overall investment portfolio. The fair value of investments in commercial paper, asset-backed commercial paper, or demand deposits that have a remaining term of less than 90 days when purchased are estimated to equal their cost and, when needed, adjustments for liquidity and credit spreads are made depending on market conditions and counterparty credit risks. No additional adjustments were deemed necessary. These are level 2 valuations.

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

When determining the fair value of derivatives, we take into account counterparty credit risk for positions where there is exposure to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty, including spreads from credit default swaps. When the counterparty has exposure to us under derivatives with us, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our credit risk. While trusts that contain derivatives are not required to post collateral, when the counterparty is exposed to the trust the credit quality and securitized nature of the trusts minimizes any adjustments for the counterparty’s exposure to the trusts. The net credit risk adjustment (adjustments for our exposure to counterparties net of adjustments for the counterparties’ exposure to us) decreased the valuations by $91 million at December 31, 2013.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

Inputs specific to each class of derivatives disclosed in the table below are as follows:

•

Interest rate swaps — Derivatives are valued using standard derivative cash flow models. Derivatives that swap fixed interest payments for LIBOR interest payments (or vice versa) and derivatives swapping quarterly reset LIBOR for daily reset LIBOR or one-month LIBOR were valued using the LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy. Other derivatives swapping LIBOR interest payments for another variable interest payment (primarily T-Bill or Prime) or swapping interest payments based on the Consumer Price Index for LIBOR interest payments are valued using the LIBOR swap yield curve and observable market spreads for the specified index. The markets for these swaps are generally illiquid as indicated by a wide bid/ask spread. The adjustment made for liquidity decreased the valuations by $84 million at December 31, 2013. These derivatives are level 3 fair value estimates.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	December 31, 2013				December 31, 2012
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$102	$—	$102	$—	$63	$—	$63
Guaranteed investment contracts	—	—	—	—	—	9	—	9
Other	—	7	—	7	—	9	—	9

Total available-for-sale investments	—	109	—	109	—	81	—	81
Derivative instruments:(1)
Interest rate swaps	—	785	38	823	—	1,444	102	1,546
Cross-currency interest rate swaps	—	27	1,158	1,185	—	48	1,187	1,235
Other	—	—	2	2	—	—	4	4

Total derivative assets(3)	—	812	1,198	2,010	—	1,492	1,293	2,785

Total	$—	$921	$1,198	$2,119	$—	$1,573	$1,293	$2,866

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(239)	$(125)	$(364)	$—	$(34)	$(175)	$(209)
Floor Income Contracts	—	(1,384)	—	(1,384)	—	(2,154)	—	(2,154)
Cross-currency interest rate swaps	—	(35)	(151)	(186)	—	(2)	(134)	(136)
Other	—	—	(23)	(23)	—	—	—	—

Total derivative liabilities(3)	—	(1,658)	(299)	(1,957)	—	(2,190)	(309)	(2,499)

Total	$—	$(1,658)	$(299)	$(1,957)	$—	$(2,190)	$(309)	$(2,499)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	See “Note 7 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Year Ended December 31, 2013
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(73)	$1,053	$4	$984
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	9	63	(22)	50
Included in other comprehensive income	—	—	—	—
Settlements	(23)	(109)	(3)	(135)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(87)	$1,007	$(21)	$899

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(2)	$116	$(19)	$95

	Year Ended December 31, 2012
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(40)	$1,021	$1	$982
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	(5)	159	3	157
Included in other comprehensive income	—	—	—	—
Settlements	(28)	(127)	—	(155)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(73)	$1,053	$4	$984

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$(31)	$55	$4	$28

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

	Year Ended December 31, 2011
	Derivative Instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(90)	$1,427	$26	$1,363
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	69	(176)	33	(74)
Included in other comprehensive income	—	—	—	—
Settlements	(19)	(230)	(58)	(307)
Transfers in and/or out of level 3	—	—	—	—

Balance, end of period	$(40)	$1,021	$1	$982

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$6	$(408)	$11	$(391)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Gains (losses) on derivative and hedging activities, net	$(27)	$37	$(298)
Interest expense	77	120	224

Total	$50	$157	$(74)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at December 31, 2013	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/LIBOR basis swaps	$33	Discounted cash flow	Bid/ask adjustment to discount rate	0.05% — 0.05% (0.05%)

Prime/LIBOR basis swaps	(120)	Discounted cash flow	Constant Prepayment Rate	4.2%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)

Cross-currency interest rate swaps	1,007	Discounted cash flow	Constant Prepayment Rate	2.6%
Other	(21)

Total	$899

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Fair Value Measurements (Continued)

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

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2013			December 31, 2012
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$104,481	$104,588	$(107)	$125,042	$125,612	$(570)
Private Education Loans	37,485	37,512	(27)	36,081	36,934	(853)
Cash and investments(1)	9,732	9,732	—	9,994	9,994	—

Total earning assets	151,698	151,832	(134)	171,117	172,540	(1,423)

Interest-bearing liabilities
Short-term borrowings	13,807	13,795	(12)	19,861	19,856	(5)
Long-term borrowings	133,578	136,648	3,070	146,210	152,401	6,191

Total interest-bearing liabilities	147,385	150,443	3,058	166,071	172,257	6,186

Derivative financial instruments
Floor Income Contracts	(1,384)	(1,384)	—	(2,154)	(2,154)	—
Interest rate swaps	459	459	—	1,337	1,337	—
Cross-currency interest rate swaps	999	999	—	1,099	1,099	—
Other	(21)	(21)	—	4	4	—

Excess of net asset fair value over carrying value			$2,924			$4,763

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $113 million and $78 million at December 31, 2013 and 2012, respectively, versus a fair value of $109 million and $81 million at December 31, 2013 and 2012, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments, Contingencies and Guarantees

At the time of this filing, Sallie Mae Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the UDFI. In July 2013, the FDIC notified us that it plans to replace the existing cease and desist order on Sallie Mae Bank with a new formal enforcement action against Sallie Mae Bank that would more specifically address certain cited violations of Section 5 of the Federal Trade Commission Act (the “FTC Act”), including practices relating to payment allocation practices and the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (the “SCRA”). In November 2013, the FDIC notified us that the new formal enforcement action would be against Sallie Mae Bank and an additional enforcement action would be against Sallie Mae, Inc. (“SMI”), in its capacity as a servicer of education loans for other financial institutions, and would include civil money penalties and restitution. Sallie Mae Bank has been notified by the UDFI that it does not intend to join the FDIC in issuing any new enforcement action. With respect to alleged civil violations of the SCRA, Sallie Mae Bank and SMI are also separately negotiating a comprehensive settlement, remediation and restitution plan with the Department of Justice (the “DOJ”), in its capacity as the agency having primary authority for enforcement of such matters. As of December 31, 2013, we reserved $70 million for estimated amounts and costs that are probable of being incurred for expected compliance remediation efforts with respect to the FDIC and DOJ matters described above.

We have made and continue to make changes to Sallie Mae Bank’s oversight of significant activities performed outside Sallie Mae Bank by affiliates and to our business practices in order to comply with all applicable laws and regulations and the terms of any cease and desist orders, including in connection with our pursuit of a strategic plan to separate our existing organization into two publicly-traded companies. We are cooperating fully with the FDIC, DOJ and Consumer Financial Protection Bureau (the “CFPB”) in response to their investigations and requests for information and are in active discussions with each with respect to any potential actions to be taken against us. We could be required to, or otherwise determine to, make further changes to the business practices and products of Sallie Mae Bank and our other affiliates to respond to regulatory concerns.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Commitments, Contingencies and Guarantees (Continued)

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

14.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.0	0.1	.8
Other, net	.1	(0.5)	(.5)

Effective tax rate	37.1%	34.6%	35.3%

The effective tax rates for discontinued operations for the years ended December 31, 2013, 2012 and 2011 are 16.2 percent, 40.7 percent, and 37.7 percent, respectively. The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the release of valuation allowances against capital loss carryforwards for 2013, and due to the impact of state taxes, net of federal benefit, for 2013, 2012 and 2011.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

Income tax expense consists of:

	December 31,
(Dollars in millions)	2013	2012	2011
Continuing operations current provision/(benefit):
Federal	$567	$474	$436
State	47	27	38
Foreign	—	—	—

Total continuing operations current provision/(benefit)	614	501	474
Continuing operations deferred provision/(benefit):
Federal	142	23	(121)
State	20	(26)	(25)
Foreign	—	—	—

Total continuing operations deferred provision/(benefit)	162	(3)	(146)

Continuing operations provision for income tax expense/(benefit)	776	498	328

Discontinued operations current provision/(benefit):
Federal	$32	$1	$(49)
State	1	—	(5)
Foreign	—	—	—

Total discontinued operations current provision/(benefit)	33	1	(54)
Discontinued operations deferred provision/(benefit):
Federal	(12)	(2)	68
State	(1)	—	6
Foreign	—	—	—

Total discontinued operations deferred provision/(benefit)	(13)	(2)	74

Discontinued operations provision for income tax expense/(benefit)	20	(1)	20

Provision for income tax expense/(benefit)	$796	$497	$348

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
(Dollars in millions)	2013	2012
Deferred tax assets:
Loan reserves	$893	$940
Market value adjustments on student loans, investments and derivatives	572	671
Stock-based compensation plans	66	77
Accrued expenses not currently deductible	61	34
Deferred revenue	57	60
Other	55	42

Total deferred tax assets	1,704	1,824

Deferred tax liabilities:
Gains/(losses) on repurchased debt	304	306
Other	81	65

Total deferred tax liabilities	385	371

Net deferred tax assets	$1,319	$1,453

Included in other deferred tax assets is a valuation allowance of $19 million and $29 million as of December 31, 2013 and 2012, respectively, against a portion of our federal, state and international deferred tax assets. The valuation allowance is primarily attributable to deferred tax assets for federal and state capital loss carryovers and state and international net operating loss carryovers that management believes it is more likely than not will expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e. capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the economic slowdown, the scheduled reversals of deferred tax liabilities, and the history of positive taxable income available for net operating loss carrybacks in evaluating the realizability of the deferred tax assets.

As of December 31, 2013, we have apportioned state net operating loss carryforwards of $438 million which begin to expire in 2024 and international net operating loss carryforwards of $.3 million which begin to expire in 2032.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

Accounting for Uncertainty in Income Taxes

The following table summarizes changes in unrecognized tax benefits:

	December 31,
(Dollars in millions)	2013	2012	2011
Unrecognized tax benefits at beginning of year	$41.2	$45.9	$41.7
Increases resulting from tax positions taken during a prior period	5.8	20.0	20.5
Decreases resulting from tax positions taken during a prior period	(7.7)	(18.0)	(2.1)
Increases/(decreases) resulting from tax positions taken during the current period	28.1	11.3	(9.1)
Decreases related to settlements with taxing authorities	(7.7)	(14.7)	—
Increases related to settlements with taxing authorities	—	—	0.4
Reductions related to the lapse of statute of limitations	(3.7)	(3.3)	(5.5)

Unrecognized tax benefits at end of year	$56.0	$41.2	$45.9

As of December 31, 2013, the gross unrecognized tax benefits are $56.0 million. Included in the $56.0 million are $28.1 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate.

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

15.	Segment Reporting

We monitor and assess our ongoing operations and results by three primary operating segments — the Consumer Lending operating segment, the Business Services operating segment and the FFELP Loans operating segment. These three operating segments meet the quantitative thresholds for reportable segments. Accordingly, the results of operations of our Consumer Lending, Business Services and FFELP Loans segments are presented separately. We have smaller operating segments that consist of business operations that have either been discontinued or are winding down. These operating segments do not meet the quantitative thresholds to be considered reportable segments. As a result, the results of operations for these operating segments (Purchased Paper business and mortgage and other loan business) are combined with gains/losses from the repurchase of debt, the financial results of our corporate liquidity portfolio and all overhead within the Other reportable segment. The management reporting process measures the performance of our operating segments based on our management structure, as well as the methodology we used to evaluate performance and allocate resources. Management, including our chief operating decision makers, evaluates the performance of our operating segments based on their profitability. As discussed further below, we measure the profitability of our operating segments based on “Core Earnings.” Accordingly, information regarding our reportable segments is provided based on a “Core Earnings” basis.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

through financial aid, federal loans or customers’ resources. We continue to offer loan products to parents and graduate students where we believe we are competitive with similar federal education loan products. In this segment, we earn net interest income on our Private Education Loan portfolio (after provision for loan losses). Operating expenses for this segment include costs incurred to acquire and to service our loans. With the elimination of FFELP in July 2010, these FFELP-related revenue sources will continue to decline.

Managed growth of our Private Education Loan portfolio is central not only to our strategy for growing the Consumer Lending segment but also for the future of Sallie Mae Bank. In 2013, we originated $3.8 billion of Private Education Loans, an increase of 14 percent and 39 percent from the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, 2012 and 2011, we had $37.5 billion, $36.9 billion, and $36.3 billion of Private Education Loans outstanding, respectively.

Private Education Loans bear the full credit risk of the customer and cosigner. We manage this risk by underwriting and pricing based upon customized credit scoring criteria and the addition of qualified cosigners. For the year ended December 31, 2013, our annual charge-off rate for Private Education Loans (as a percentage of loans in repayment) was 2.8 percent, as compared with 3.4 percent for the prior year.

Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by Sallie Mae Bank. At December 31, 2013, Sallie Mae Bank had total assets of $10.7 billion, including $6.7 billion in Private Education Loans and $1.4 billion of FFELP Loans. As of the same date, Sallie Mae Bank had total deposits of $9.2 billion. Sallie Mae Bank currently relies on both retail and brokered deposits to fund its assets and periodically sells originated Private Education Loans to affiliates for inclusion in securitization trusts or collection.

We face competition for Private Education Loans from a group of the nation’s larger banks and local credit unions.

The following table includes asset information for our Consumer Lending segment.

	December 31,
(Dollars in millions)	2013	2012
Private Education Loans, net	$37,512	$36,934
Cash and investments(1)	2,555	2,731
Other	2,934	3,275

Total assets	$43,001	$42,940

(1)	Includes restricted cash and investments.

Business Services Segment

We are currently the largest holder, servicer and collector of loans made under the previously existing FFELP, and the majority of our income has been derived, directly or indirectly, from our portfolio of FFELP Loans and servicing we have provided for FFELP Loans. In 2010, Congress passed legislation ending the origination of education loans under FFELP. The terms and conditions of existing FFELP Loans were not affected by this legislation. Our FFELP Loan portfolio will amortize over approximately 20 years. The fee income we have earned from providing servicing and contingent collections services on such loans will similarly decline over time. We also provide servicing, loan default aversion and defaulted loans collection services on

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

behalf of Guarantors of FFELP Loans and other institutions, including the ED. With the elimination of FFELP in July 2010, these FFELP-related revenue sources will continue to decline.

•

Servicing revenues from the FFELP Loans we own and manage represent intercompany charges to the FFELP Loans segment at rates paid to us by the trusts which own the loans. These fees are legally the first payment priority of the trusts and exceed the actual cost of servicing the loans. Intercompany loan servicing revenues declined to $530 million in 2013 from $670 million in 2012. Intercompany loan servicing revenues will decline as the FFELP portfolio amortizes. Prepayments of FFELP Loans could further accelerate the rate of decline.

•

In 2013, we earned account maintenance fees on FFELP Loans serviced for Guarantors of $38 million, down from $44 million in 2012. These fees will continue to decline as the portfolio amortizes. Prepayments of FFELP Loans could further accelerate the rate of decline.

•

We provide default aversion, post default collections and claims processing to 15 of the 30 Guarantor agencies that serve as an intermediary between the U.S. federal government and FFELP lenders and are responsible for paying the claims made on defaulted loans. In 2013, collection revenue from Guarantor clients totaled $303 million, compared to $264 million the prior year. As FFELP Loans are no longer originated, these revenues will generally decline over time unless we acquire additional work for Guarantor clients. The rate at which these revenues will decrease will also be affected by the Bipartisan Budget Act (the “Budget Act”) enacted on December 26, 2013 and effective on July 1, 2014, which reduces the amount to be paid to Guarantor agencies for defaulted FFELP Loans that are rehabilitated under Section 428F of the Higher Education Act (the “HEA”). The precise effect of the Budget Act will depend on the decisions of our Guarantor agency clients about their continued participation in FFELP default collections, as well as by how the fee reduction is implemented by ED. We earned approximately $283 million in fee income from these activities in 2013.

In 2013, FFELP-related revenues accounted for 77 percent of total Business Services segment revenues, as compared with 82 percent and 82 percent, respectively, for the previous two years. Total Business Services segment revenues were $1.16 billion for the year ended December 31, 2013, down from $1.20 billion for the prior year.

ED Collection and Servicing Contracts

Since 1997, we have provided collection services on defaulted student loans to ED. The current contract runs through April 21, 2015. There are 21 other collection providers, of which we compete with 16 providers for account allocation based on quarterly performance metrics. The remaining five providers are small businesses that are ensured a particular allocation of business. As a consistent top performer, our share of allocated accounts has ranged from six percent to eight percent for this contract period. Currently, we are participating in ED’s procurement process for a new debt collection contract and expect them to announce the recipients by April 30, 2014.

Since the second quarter of 2009, we have been one of four large servicers awarded a servicing contract by ED to service Direct Student Loan Program (“DSLP”) federal loans owned by ED. We serviced approximately 5.7 million accounts under this DSLP servicing contract as of December 31, 2013. The DSLP servicing contract spans five years with one five-year renewal at the option of ED. In November 2013, ED gave notice to Sallie Mae of its intent to exercise its five-year renewal option to extend the DSLP servicing contract. As such, we will continue to compete for DSLP servicing volume from ED with the three other large servicing companies that also have similar contracts. New account allocations for the upcoming contract year are awarded annually based on each company’s performance on five different metrics over the most recently ended contract year: defaulted

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

borrower count, defaulted borrower dollar amount, a survey of borrowers, a survey of schools and a survey of ED personnel. Pursuant to the contract terms related to annual volume allocation of new loans, the maximum any servicer could be awarded is 40 percent of net new borrowers in that contract year. Our share of new loans serviced for ED under the contract increased to 18 percent in 2013 from 15 percent in the prior contract year as a result of our relative standing, as compared to other servicing companies, on the ED Scorecard. We earned $109 million of revenue under the contract for the year ended December 31, 2013.

Other

Upromise generates transaction fees through our Upromise consumer savings network. Since inception through December 31, 2013, members have earned approximately $800 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, using the Upromise World MasterCard, or completing other qualified transactions. We earn a fee for the marketing and administrative services we provide to companies that participate in the Upromise savings network. We also compete with other loyalty shopping services and companies.

Previously, we provided program management services for 529 college-savings plans through our 529 college-savings plan administration business and our Campus Solutions business provided processing capabilities to educational institutions designed to help campus business offices increase their services to students and families. However, in the second quarter of 2013, we sold our Campus Solutions business and recorded an after-tax gain of $38 million. Additionally, in the fourth quarter of 2013, we sold our 529 college-savings plan administration business and recorded an after-tax gain of $65 million. The results of both of these businesses are reported in discontinued operations for all periods presented.

At December 31, 2013 and 2012, the Business Services segment had total assets of $892 million and $867 million, respectively.

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio (approximately $104.6 billion as of December 31, 2013) and the underlying debt and capital funding the loans. We are currently the largest holder of FFELP Loans. FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed. In the case of death, disability or bankruptcy of the borrower, these guarantees cover 100 percent of the loan’s principal and accrued interest.

As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the net interest margin recorded in the FFELP Loans segment is relatively stable and the capital we choose to retain with respect to the segment is modest.

In 2013, we sold Residual Interests in FFELP Loan securitization trusts to third parties. We continue to service the student loans in the trusts under existing agreements. As a result of the sale of the Residual Interests in FFELP securitizations, we removed securitization trust assets of $12.5 billion and the related liabilities of $12.1 billion from our balance sheet and recorded a $312 million gain as part of “gains on sales of loans and investments” for the year ended December 31, 2013.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Our FFELP Loan portfolio will amortize over approximately 20 years. Our goal is to maximize the cash flow generated by the portfolio. We will seek to acquire other third-party FFELP Loan portfolios to add net interest income and servicing revenue.

HEA continues to regulate every aspect of the FFELP, including ongoing communications with borrowers and default aversion requirements. Failure to service a FFELP Loan properly could jeopardize the insurance and guarantees and federal support on these loans. The insurance and guarantees on our existing loans were not affected by the July 2010 termination of the FFELP program.

The following table includes asset information for our FFELP Loans segment.

	December 31,
(Dollars in millions)	2013	2012
FFELP Loans, net	$104,588	$125,612
Cash and investments(1)	4,473	5,766
Other	3,587	4,286

Total assets	$112,648	$135,664

(1)	Includes restricted cash and investments.

Other Segment

The Other segment consists primarily of the financial results related to activities of our holding company, including the repurchase of debt, the corporate liquidity portfolio and all overhead. We also include results from certain, smaller wind-down and discontinued operations within this segment. Overhead expenses include costs related to executive management, the Board of Directors, accounting, finance, legal, human resources, stock-based compensation expense and certain information technology costs related to infrastructure and operations.

At December 31, 2013 and 2012, the Other segment had total assets of $3.0 billion and $1.8 billion, respectively.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassi- fications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$2,527	$—	$2,313	$—	$—	$4,840	$816	$(307)		$509	$5,349
Other loans	—	—	—	11	—	11	—	—		—	11
Cash and investments	7	5	6	4	(5)	17	—	—		—	17

Total interest income	2,534	5	2,319	15	(5)	4,868	816	(307)		509	5,377
Total interest expense	825	—	1,285	51	(5)	2,156	55	(1	)(4)	54	2,210

Net interest income (loss)	1,709	5	1,034	(36)	—	2,712	761	(306)		455	3,167
Less: provisions for loan losses	787	—	52	—	—	839	—	—		—	839

Net interest income (loss) after provisions for loan losses	922	5	982	(36)	—	1,873	761	(306)		455	2,328
Other income (loss):
Gains (losses) on sales of loans and investments	—	—	312	(10)	—	302	—	—		—	302
Servicing revenue	34	710	76	—	(530)	290	—	—		—	290
Contingency revenue	—	420	—	—	—	420	—	—		—	420
Gains on debt repurchases	—	—	—	48	—	48	(6)	—		(6)	42
Other income (loss)	—	34	—	4	—	38	(755)	549	(5)	(206)	(168)

Total other income (loss)	34	1,164	388	42	(530)	1,098	(761)	549		(212)	886
Expenses:
Direct operating expenses	299	400	557	80	(530)	806	—	—		—	806
Overhead expenses	(1)	—	—	237	—	236	—	—		—	236

Operating expenses	298	400	557	317	(530)	1,042	—	—		—	1,042
Goodwill and acquired intangible asset impairment and amortization expense	—	—	—	—	—	—	—	13		13	13
Restructuring and other reorganization expenses	6	2	—	64	—	72	—	—		—	72

Total expenses	304	402	557	381	(530)	1,114	—	13		13	1,127

Income (loss) from continuing operations, before income tax expense (benefit)	652	767	813	(375)	—	1,857	—	230		230	2,087
Income tax expense (benefit)(3)	239	281	298	(138)	—	680	—	96		96	776

Net income (loss) from continuing operations	413	486	515	(237)	—	1,177	—	134		134	1,311
Income (loss) from discontinued operations, net of tax expense (benefit)	(1)	112	—	1	—	112	—	(6)		(6)	106

Net income (loss)	412	598	515	(236)	—	1,289	—	128		128	1,417
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$412	$599	$515	$(236)	$—	$1,290	$—	$128		$128	$1,418

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$455	$—	$455
Total other loss	(212)	—	(212)
Goodwill and acquired intangible asset impairment and amortization expense	—	13	13

Total “Core Earnings” adjustments to GAAP	$243	$(13)	230

Income tax expense			96
Loss from discontinued operations, net of tax benefit			(6)

Net income			$128

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $63 million of “other derivative accounting adjustments.”

(5)	Represents the $487 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $63 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

	Year Ended December 31, 2012
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$2,481	$—	$2,744	$—	$—	$5,225	$858	$(351)	$507	$5,732
Other loans	—	—	—	16	—	16	—	—	—	16
Cash and investments	7	7	11	2	(6)	21	—	—	—	21

Total interest income	2,488	7	2,755	18	(6)	5,262	858	(351)	507	5,769
Total interest expense	822	—	1,591	37	(6)	2,444	115	2 (4)	117	2,561

Net interest income (loss)	1,666	7	1,164	(19)	—	2,818	743	(353)	390	3,208
Less: provisions for loan losses	1,008	—	72	—	—	1,080	—	—	—	1,080

Net interest income (loss) after provisions for loan losses	658	7	1,092	(19)	—	1,738	743	(353)	390	2,128
Other income (loss):
Gain (losses) on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	46	813	90	—	(670)	279	—	—	—	279
Contingency revenue	—	356	—	—	—	356	—	—	—	356
Gains on debt repurchases	—	—	—	145	—	145	—	—	—	145
Other income (loss)	—	33	—	15	—	48	(743)	159 (5)	(584)	(536)

Total other income (loss)	46	1,202	90	160	(670)	828	(743)	159	(584)	244
Expenses:
Direct operating expenses	265	364	702	12	(670)	673	—	—	—	673
Overhead expenses	—	—	—	224	—	224	—	—	—	224

Operating expenses	265	364	702	236	(670)	897	—	—	—	897
Goodwill and acquired intangible asset impairment and amortization expense	—	—	—	—	—	—	—	27	27	27
Restructuring expenses	3	3	—	5	—	11	—	—	—	11

Total expenses	268	367	702	241	(670)	908	—	27	27	935

Income (loss) from continuing operations, before income tax expense (benefit)	436	842	480	(100)	—	1,658	—	(221)	(221)	1,437
Income tax expense (benefit)(3)	157	303	173	(36)	—	597	—	(99)	(99)	498

Net income (loss) from continuing operations	279	539	307	(64)	—	1,061	—	(122)	(122)	939
Income (loss) from discontinued operations, net of tax expense (benefit)	(2)	—	—	1	—	(1)	—	(1)	(1)	(2)

Net income (loss)	277	539	307	(63)	—	1,060	—	(123)	(123)	937
Less: net loss attributable to noncontrolling interest	—	(2)	—	—	—	(2)	—	—	—	(2)

Net income (loss) attributable to SLM Corporation	$277	$541	$307	$(63)	$—	$1,062	$—	$(123)	$(123)	$939

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2012
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$390	$—	$390
Total other loss	(584)	—	(584)
Goodwill and acquired intangible asset impairment and amortization expense	—	27	27

Total “Core Earnings” adjustments to GAAP	$(194)	$(27)	(221)

Income tax benefit			(99)
Loss from discontinued operations, net of tax benefit			(1)

Net loss			$(123)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $42 million of “other derivative accounting adjustments.”

(5)	Represents the $115 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $42 million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

	Year Ended December 31, 2011
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Elimina- tions(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassi- fications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$2,429	$—	$2,914	$—	$—	$5,343	$902	$(355)		$547	$5,890
Other loans	—	—	—	21	—	21	—	—		—	21
Cash and investments	9	8	5	5	(8)	19	—	—		—	19

Total interest income	2,438	8	2,919	26	(8)	5,383	902	(355)		547	5,930
Total interest expense	801	—	1,472	54	(8)	2,319	71	11	(4)	82	2,401

Net interest income (loss)	1,637	8	1,447	(28)	—	3,064	831	(366)		465	3,529
Less: provisions for loan losses	1,179	—	86	30	—	1,295	—	—		—	1,295

Net interest income (loss) after provisions for loan losses	458	8	1,361	(58)	—	1,769	831	(366)		465	2,234
Other income (loss):
Gain (losses) on sales of loans and investments	(9)	—	—	(26)	—	(35)	—	—		—	(35)
Servicing revenue	64	872	86	—	(739)	283	—	—		—	283
Contingency revenue	—	333	—	—	—	333	—	—		—	333
Gains on debt repurchases	—	—	—	64	—	64	(26)	—		(26)	38
Other income (loss)	—	69	—	20	—	89	(805)	(174	)(5)	(979)	(890)

Total other income (loss)	55	1,274	86	58	(739)	734	(831)	(174)		(1,005)	(271)
Expenses:
Direct operating expenses	291	393	772	19	(739)	736	—	—		—	736
Overhead expenses	—	—	—	269	—	269	—	—		—	269

Operating expenses	291	393	772	288	(739)	1,005	—	—		—	1,005
Goodwill and acquired intangible asset impairment and amortization expense	—	—	—	—	—	—	—	21		21	21
Restructuring expenses	3	5	1	3	—	12	—	—		—	12

Total expenses	294	398	773	291	(739)	1,017	—	21		21	1,038

Income (loss) from continuing operations, before income tax expense (benefit)	219	884	674	(291)	—	1,486	—	(561)		(561)	925
Income tax expense (benefit)(3)	81	325	248	(107)	—	547	—	(219)		(219)	328

Net income (loss) from continuing operations	138	559	426	(184)	—	939	—	(342)		(342)	597
Income (loss) from discontinued operations, net of tax expense (benefit)	(2)	5	—	34	—	37	—	(2)		(2)	35

Net income (loss)	136	564	426	(150)	—	976	—	(344)		(344)	632
Less: net loss attributable to noncontrolling interest	—	(1)	—	—	—	(1)	—	—		—	(1)

Net income (loss) attributable to SLM Corporation	$136	$565	$426	$(150)	$—	$977	$—	$(344)		$(344)	$633

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2011
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$465	$—	$465
Total other loss	(1,005)	—	(1,005)
Goodwill and acquired intangible asset impairment and amortization expense	—	21	21

Total “Core Earnings” adjustments to GAAP	$(540)	$(21)	(561)

Income tax benefit			(219)
Loss from discontinued operations, net of tax benefit			(2)

Net loss			$(344)

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $(32) million of “other derivative accounting adjustments.”

(5)	Represents the $(153) million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $(32) million of “other derivative accounting adjustments.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Segment Reporting (Continued)

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

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$243	$(194)	$(540)
Net impact of goodwill and acquired intangible assets(2)	(13)	(27)	(21)
Net tax effect(3)	(96)	99	219
Net effect from discontinued operations	(6)	(1)	(2)

Total “Core Earnings” adjustments to GAAP	$128	$(123)	$(344)

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
(3) Net Tax Effect: Such tax effect is based upon our “Core Earnings” effective tax rate for the year.

16.	Discontinued Operations

In 2013, we sold our Campus Solutions business and our 529 college-savings plan administration business and recorded an after-tax gain of $38 million and $65 million, respectively. These businesses comprise operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company and we will have no continuing involvement. As a result, these businesses are presented in discontinued operations of our Business Services segment for the periods presented.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Discontinued Operations (Continued)

The following table summarizes our discontinued assets and liabilities at December 31, 2013 and 2012.

	At December 31,
(Dollars in millions)	2013	2012
Assets:
Cash and equivalents	$5	$33
Other assets	98	202

Assets of discontinued operations	$103	$235

Liabilities:
Liabilities of discontinued operations	$94	$168

At December 31, 2013, other assets of our discontinued operations and the offsetting liability consisted primarily of funds held in accordance with contractual requirements on behalf of the acquirer of our Campus Solutions business pending remittance to their school clients.

The following table summarizes our discontinued operations.

	Years Ended December 31,
(Dollars in millions)	2013	2012	2011
Operations:
Income (loss) from discontinued operations before income tax expense (benefit)	$126	$(3)	$55
Income tax expense (benefit)	20	(1)	20

Income (loss) from discontinued operations, net of tax expense (benefit)	$106	$(2)	$35

17.	Concentrations of Risk

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

Concentration Risk in the Revenues Associated with Private Education Loans

We compete in the private credit lending business with banks and other consumer lending institutions, some with strong consumer brand name recognition and greater financial resources. We compete based on our products, origination capability and customer service. To the extent our competitors compete aggressively or more effectively, we could lose market share to them or subject our existing loans to refinancing risk. Our product offerings may not prove to be profitable and may result in higher than expected losses.

We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business,

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Concentrations of Risk (Continued)

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

The net interest margin we earn on our FFELP Loan portfolio, which totaled $1.5 billion in 2013, will decline over time as the portfolio amortizes.

We also earn maintenance fees for the life of the loan for servicing the Guarantor’s portfolio of loans. The portfolio that generates the maintenance fee is now in runoff, and the maintenance fees we earn will decline ratably with the portfolio. We earned maintenance fees of $38 million in 2013.

Our student loan contingent collection business is also affected by HCERA. We currently have 15 Guarantors as clients. We earn revenue from Guarantors for collecting defaulted loans as well as for managing their portfolios of defaulted loans. In 2013, collection revenue from Guarantor clients totaled $303 million. We anticipate that revenue from Guarantors will begin to steadily decline as the portfolio of defaulted loans we manage is resolved and amortizes.

Concentration Risk in the Servicing of Direct Loans

The DSLP is serviced by four private sector institutions, including Sallie Mae. Defaulted Direct Loans are collected by 22 private sector companies, including Sallie Mae. Because of the concentration of our business in servicing and collecting on Direct Loans, we are exposed to risks associated with ED reducing the amount of new loan servicing and collections allocated to us or the termination of our servicing or collection contracts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Quarterly Financial Information (unaudited)

	2013
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$795	$784	$799	$789
Less: provisions for loan losses	241	201	207	190

Net interest income after provisions for loan losses	554	583	592	599
Gains (losses) on derivative and hedging activities, net	(31)	18	(127)	(128)
Other income	281	472	196	203
Operating expenses	235	244	257	305
Goodwill and acquired intangible asset impairment and amortization expense	3	3	4	3
Restructuring and other reorganization expenses	10	23	12	26
Income tax expense	211	299	136	129

Net income from continuing operations	345	504	252	211
Income (loss) from discontinued operations, net of taxes	1	38	8	59

Net income	346	542	260	270
Less: net loss attributable to noncontrolling interest	—	(1)	—	—

Net income attributable to SLM Corporation	346	543	260	270
Preferred stock dividends	5	5	5	5

Net income attributable to SLM Corporation common stock	$341	$538	$255	$265

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.76	$1.14	$.56	$.47
Discontinued operations	—	.08	.02	.14

Total	$.76	$1.22	$.58	$.61

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.74	$1.12	$.55	$.47
Discontinued operations	—	.08	.02	.13

Total	$.74	$1.20	$.57	$.60

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Quarterly Financial Information (unaudited) (Continued)

	2012
(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$811	$746	$819	$832
Less: provisions for loan losses	253	243	270	314

Net interest income after provisions for loan losses	558	503	549	518
Gains (losses) on derivative and hedging activities, net	(372)	6	(233)	(28)
Other income	238	176	202	256
Operating expenses	236	216	220	226
Goodwill and acquired intangible asset impairment and amortization expense	5	5	5	14
Restructuring and other reorganization expenses	4	3	2	1
Income tax expense	68	169	104	157

Net income from continuing operations	111	292	187	348
Income (loss) from discontinued operations, net of taxes	—	(1)	—	—

Net income	111	291	187	348
Less: net loss attributable to noncontrolling interest	(1)	(1)	(1)	—

Net income attributable to SLM Corporation	112	292	188	348
Preferred stock dividends	5	5	5	5

Net income attributable to SLM Corporation common stock	$107	$287	$183	$343

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.59	$.39	$.75
Discontinued operations	—	—	—	—

Total	$.21	$.59	$.39	$.75

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.21	$.59	$.39	$.74
Discontinued operations	—	—	—	—

Total	$.21	$.59	$.39	$.74

APPENDIX A

DESCRIPTION OF FEDERAL FAMILY EDUCATION LOAN PROGRAM

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

Fees

Loan Rebate Fee. A loan rebate fee of 1.05 percent is paid annually on the unpaid principal and interest of each Consolidation Loan disbursed on or after October 1, 1993. This fee was reduced to .62 percent for loans made from October 1, 1998 to January 31, 1999.

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

Rehabilitation of Defaulted Loans

ED is authorized to enter into agreements with the guaranty agency under which the guaranty agency may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation the guaranty agency must have received reasonable and affordable payments for 12 months (reduced to 9 payments in 10 months effective July 1, 2006), then the loans will be submitted to a lender, and only after the sale to an eligible lender is the loan considered rehabilitated. Upon rehabilitation, a borrower is again eligible for all the benefits under the HEA. No student loan rehabilitated after August 14, 2008, is eligible to be rehabilitated more than once.

The July 1, 2009 technical corrections made to the HEA under H.R. 1777, Public Law 111-39, provide authority between July 1, 2009 through September 30, 2011, for a guaranty agency to assign a defaulted loan to ED depending on market conditions.

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also Appendix A “Description of Federal Family Education Loan Program” for a further discussion of the FFELP.

Consolidation Loan Rebate Fee — All holders of FFELP Consolidation Loans are required to pay to the U.S. Department of Education an annual 1.05 percent Consolidation Loan Rebate Fee on all outstanding principal and accrued interest balances of FFELP Consolidation Loans purchased or originated after October 1, 1993, except for loans for which consolidation applications were received between October 1, 1998 and January 31, 1999, where the Consolidation Loan Rebate Fee is 62 basis points.

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

See “Note 15 — Segment Reporting” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

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

The following example shows the mechanics of Floor Income for a typical fixed rate FFELP Consolidation Loan (with a LIBOR-based SAP spread of 2.64 percent):

Fixed Borrower Rate	4.25%
SAP Spread over LIBOR	(2.64)

Floor Strike Rate(1)	1.61%

(1)      The interest rate at which the underlying index (LIBOR, Treasury bill or commercial paper) plus the fixed SAP spread equals the fixed borrower rate. Floor Income is earned anytime the interest rate of the underlying index declines below this rate.

Based on this example, if the quarterly average LIBOR rate is over 1.61 percent, the holder of the student loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to LIBOR of 2.64 percent. On the other hand, if the quarterly average LIBOR rate is below 1.61 percent, the SAP formula will produce a rate below the fixed borrower rate of 4.25 percent and the loan holder earns at the borrower rate of 4.25 percent.

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

GAAP — Generally accepted accounting principles in the United States of America.

Guarantor(s) — State agencies or non-profit companies that guarantee (or insure) FFELP Loans made by eligible lenders under The Higher Education Act of 1965 (“HEA”), as amended.

HCERA — The Health Care and Education Reconciliation Act of 2010.

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

Residual Interest — When we securitize student loans, we retain the right to receive cash flows from the student loans sold to trusts that we sponsor in excess of amounts needed to pay derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans.

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

SDCL — Special Direct Consolidation Loan initiative. The initiative provided an incentive to borrowers who have at least one student loan owned by ED and at least one held by a FFELP lender to consolidate the FFELP lender’s loans into the Direct Loan Program by providing a 0.25 percentage point interest rate reduction on the FFELP Loans eligible for consolidation. The program was available from January 17, 2012 through June 30, 2012.

Special Allowance Payment (“SAP”) — FFELP Loans disbursed prior to April 1, 2006 (with the exception of certain PLUS and Supplemental Loans to Students (“SLS”) loans discussed below) generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (LIBOR, 91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread. For loans disbursed after April 1, 2006, FFELP Loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) must be refunded to ED.

Variable rate PLUS Loans and SLS Loans earn SAP only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. For PLUS Loans disbursed on or after January 1, 2000, this limitation on SAP was repealed effective April 1, 2006.

TDR — Troubled Debt Restructuring. The accounting and reporting standards for loan modifications and TDR’s are primarily found in FASB’s ASC 310-40, “Troubled Debt Restructurings by Creditors.”

Variable Rate Floor Income — Variable Rate Floor Income is Floor Income that is earned only through the next date at which the borrower interest rate is reset to a market rate. For FFELP Stafford Loans whose borrower interest rate resets annually on July 1, we may earn Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate.

G-4