Form 10-Q
period 2014-03-31
SLM CORP
filed 2014-05-12
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2014
Common Stock, $0.20 par value	422,781,435 shares

EXPLANATORY NOTE

On April 30, 2014, SLM Corporation (“Sallie Mae”, “SLM”, the “Company”, “we”, “our”, or “us”) completed its plan to separate into two distinct publicly-traded entities—an education loan management, servicing and asset recovery business, Navient Corporation (“Navient”), and a consumer banking business, SLM. The separation of Navient from SLM Corporation was preceded by an internal corporate reorganization, which was the first step to separate the education loan management, servicing and asset recovery business from the consumer banking business. As a result of a holding company merger under Section 251(g) of the Delaware General Corporation Law (“DGCL”), which is referred to herein as the “SLM Merger,” all of the shares of then existing SLM Corporation’s common stock were converted, on a 1-to-1 basis, into shares of common stock of New BLC Corporation, a newly formed company that was a subsidiary of then existing SLM Corporation, and, pursuant to the SLM Merger, New BLC Corporation replaced then existing SLM Corporation as the publicly-traded registrant and changed its name to SLM Corporation. As part of the internal corporate reorganization, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business remained with or were transferred to the newly constituted SLM. Immediately after the internal corporate reorganization, SLM owned all of the issued and outstanding shares of Navient common stock, which it distributed on April 30, 2014 to the stockholders of record on April 22, 2014 of then existing SLM Corporation. The internal reorganization and the distribution are sometimes collectively referred to herein as the “Spin-Off” and SLM Corporation as it existed prior to completion of the Spin-Off is sometimes referred to herein as “Existing SLM.” SLM Corporation as it now exists after the Spin-Off is referred to herein as “Sallie Mae,” the “Company,” “SLM,” “we,” “our” or “us.” Upon completion of the internal reorganization, Existing SLM became a limited liability company wholly-owned by Navient and changed its name to Navient, LLC. For further information regarding the Spin-Off, risk factors of Sallie Mae related to the Spin-Off and the business to be conducted by Sallie Mae after the Spin-Off, please see our 2013 Form 10-K filed with the SEC on February 19, 2014 and our Form 8-K filed with the SEC on December 20, 2013. For further information regarding Navient, risk factors of Navient related to the Spin-Off and the business to be conducted by Navient after the Spin-Off, please see the registration statement on Form 10, as amended, filed by Navient with the SEC on April 10, 2014 and declared effective on April 14, 2014, which can be accessed through the SEC’s website at www.sec.gov/edgar.

Given the Spin-Off occurred in the second quarter of 2014, this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 relates to Existing SLM and contains consolidated financial information of Existing SLM prior to the Spin-Off, including the financial results of the education loan management, servicing and asset recovery business (i.e., Navient). On May 6, 2014, Sallie Mae filed a Current Report on Form 8-K providing pro forma unaudited condensed consolidated financial information of stand-alone Sallie Mae and its subsidiaries for the three months ended March 31, 2014, as adjusted to give effect to the Spin-Off of Navient. Additionally, that Current Report on Form 8-K contained historical carve-out audited financial statements of Sallie Mae and its subsidiaries on a stand-alone basis for each of the three years ended December 31, 2013, December 31, 2012 and December 31, 2011, as adjusted for the effects of the Spin-Off. Sallie Mae’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 and Sallie Mae’s future financial reports to be filed with the SEC will be prepared on the same stand-alone basis as the historical audited financial statements contained in this Current Report on Form 8-K.

Capitalized terms used herein and not otherwise defined have the meanings ascribed to such terms in our 2013 Form 10-K.

SLM CORPORATION

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
FFELP Loans (net of allowance for losses of $107 and $119, respectively)	$102,635	$104,588
Private Education Loans (net of allowance for losses of $2,059 and $2,097 respectively)	38,157	37,512
Investments
Available-for-sale	135	109
Other	652	783

Total investments	787	892
Cash and cash equivalents	3,742	5,190
Restricted cash and investments	3,794	3,650
Goodwill and acquired intangible assets, net	421	424
Other assets	6,936	7,287

Total assets	$156,472	$159,543

Liabilities
Short-term borrowings	$11,626	$13,795
Long-term borrowings	136,177	136,648
Other liabilities	3,071	3,458

Total liabilities	150,874	153,901

Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165	165
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400	400
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 549 million and 545 million shares issued, respectively	110	109
Additional paid-in capital	4,461	4,399
Accumulated other comprehensive income (loss) (net of tax (expense) benefit of $(4) and $(7), respectively)	7	13
Retained earnings	2,733	2,584

Total SLM Corporation stockholders’ equity before treasury stock	7,876	7,670
Less: Common stock held in treasury at cost: 127 million and 116 million shares, respectively	(2,283)	(2,033)

Total SLM Corporation stockholders’ equity	5,593	5,637
Noncontrolling interest	5	5

Total equity	5,598	5,642

Total liabilities and equity	$156,472	$159,543

Supplemental information — assets and liabilities of consolidated variable interest entities:

	March 31, 2014	December 31, 2013
FFELP Loans	$97,380	$99,254
Private Education Loans	25,139	25,530
Restricted cash and investments	3,618	3,395
Other assets	2,163	2,322
Short-term borrowings	1,694	3,655
Long-term borrowings	115,533	115,538

Net assets of consolidated variable interest entities	$11,073	$11,308

See accompanying notes to consolidated financial statements.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
FFELP Loans	$646	$735
Private Education Loans	644	623
Other loans	3	3
Cash and investments	3	5

Total interest income	1,296	1,366
Total interest expense	530	571

Net interest income	766	795
Less: provisions for loan losses	185	241

Net interest income after provisions for loan losses	581	554

Other income (loss):
Gains on sales of loans and investments	—	55
Losses on derivative and hedging activities, net	(8)	(31)
Servicing revenue	61	70
Contingency revenue	111	99
Gains on debt repurchases	—	23
Other	6	34

Total other income (loss)	170	250

Expenses:
Salaries and benefits	142	125
Other operating expenses	224	110

Total operating expenses	366	235
Goodwill and acquired intangible asset impairment and amortization expense	4	3
Restructuring and other reorganization expenses	26	10

Total expenses	396	248

Income from continuing operations, before income tax expense	355	556
Income tax expense	136	211

Net income from continuing operations	219	345
Income from discontinued operations, net of tax expense	—	1

Net income	219	346
Less: net loss attributable to noncontrolling interest	—	—

Net income attributable to SLM Corporation	219	346
Preferred stock dividends	5	5

Net income attributable to SLM Corporation common stock	$214	$341

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.50	$.76
Discontinued operations	—	—

Total	$.50	$.76

Average common shares outstanding	427	451

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.49	$.74
Discontinued operations	—	—

Total	$.49	$.74

Average common and common equivalent shares outstanding	435	458

Dividends per common share attributable to SLM Corporation	$.15	$.15

See accompanying notes to consolidated financial statements.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$219	$346
Other comprehensive income (loss):
Unrealized gains (losses) on derivatives:
Unrealized hedging gains (losses) on derivatives	(11)	1
Reclassification adjustments for derivative losses included in net income (interest expense)	3	3

Total unrealized gains (losses) on derivatives	(8)	4
Unrealized gains (losses) on investments	—	(1)
Income tax (expense) benefit	2	(1)

Other comprehensive income (loss), net of tax	(6)	2

Total comprehensive income	$213	$348

See accompanying notes to consolidated financial statements.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in millions, except share and per share amounts)

(Unaudited)

	Preferred Stock Shares	Common Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2012	7,300,000	535,507,965	(82,910,021)	452,597,944	$565	$107	$4,237	$(6)	$1,451	$(1,294)	$5,060	$6	$5,066
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	346	—	346	—	346
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2	—	—	2	—	2

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	348	—	348
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(68)	—	(68)	—	(68)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	4,157,795	—	4,157,795	—	1	33	—	—	—	34	—	34
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	2	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	19	—	—	—	19	—	19
Common stock repurchased	—	—	(10,220,804)	(10,220,804)	—	—	—	—	—	(199)	(199)	—	(199)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,324,575)	(2,324,575)	—	—	—	—	—	(42)	(42)	—	(42)

Balance at March 31, 2013	7,300,000	539,665,760	(95,455,400)	444,210,360	$565	$108	$4,291	$(4)	$1,723	$(1,535)	$5,148	$6	$5,154

Balance at December 31, 2013	7,300,000	545,210,941	(116,262,066)	428,948,875	$565	$109	$4,399	$13	$2,584	$(2,033)	$5,637	$5	$5,642
Comprehensive income:
Net income (loss)	—	—	—	—	—	—	—	—	219	—	219	—	219
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(6)	—	—	(6)	—	(6)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	213	—	213
Cash dividends:
Common stock ($.15 per share)	—	—	—	—	—	—	—	—	(64)	—	(64)	—	(64)
Preferred stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(3)	—	(3)	—	(3)
Preferred stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	(2)	—	(2)	—	(2)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Issuance of common shares	—	4,238,182	—	4,238,182	—	1	33	—	—	—	34	—	34
Tax benefit related to employee stock-based compensation plans	—	—	—	—	—	—	11	—	—	—	11	—	11
Stock-based compensation expense	—	—	—	—	—	—	18	—	—	—	18	—	18
Common stock repurchased	—	—	(8,368,300)	(8,368,300)	—	—	—	—	—	(200)	(200)	—	(200)
Shares repurchased related to employee stock-based compensation plans	—	—	(2,115,470)	(2,115,470)	—	—	—	—	—	(50)	(50)	—	(50)

Balance at March 31, 2014	7,300,000	549,449,123	(126,745,836)	422,703,287	$565	$110	$4,461	$7	$2,733	$(2,283)	$5,593	$5	$5,598

See accompanying notes to consolidated financial statements.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$219	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(1)
Gains on loans and investments, net	—	(55)
Gains on debt repurchases	—	(23)
Goodwill and acquired intangible asset impairment and amortization expense	4	3
Stock-based compensation expense	18	19
Unrealized gains on derivative and hedging activities	(181)	(138)
Provisions for loan losses	185	241
Decrease (increase) in restricted cash — other	5	(15)
Decrease in accrued interest receivable	109	19
(Decrease) increase in accrued interest payable	(69)	2
Decrease in other assets	257	291
Increase (decrease) in other liabilities	11	(158)

Cash provided by operating activities — continuing operations	558	531

Cash (used in) operating activities — discontinued operations	—	(2)

Total net cash provided by operating activities	558	529

Investing activities
Student loans acquired and originated	(1,975)	(1,559)
Reduction of student loans:
Installment payments, claims and other	3,090	3,349
Proceeds from sales of student loans	—	226
Other investing activities, net	119	65
Purchases of available-for-sale securities	(25)	(14)
Proceeds from maturities of available-for-sale securities	2	9
Purchases of held-to-maturity and other securities	(65)	(93)
Proceeds from sales and maturities of held-to-maturity and other securities	67	94
(Increase) decrease in restricted cash — variable interest entities	(221)	107

Total net cash provided by investing activities	992	2,184

Financing activities
Borrowings collateralized by loans in trust — issued	2,649	2,588
Borrowings collateralized by loans in trust — repaid	(2,834)	(3,182)
Asset-backed commercial paper conduits, net	(1,918)	427
ED Conduit Program facility, net	—	(2,583)
Other long-term borrowings issued	834	1,489
Other long-term borrowings repaid	(1,535)	(1,433)
Other financing activities, net	(11)	(358)
Retail and other deposits, net	86	396
Common stock repurchased	(200)	(199)
Common stock dividends paid	(64)	(68)
Preferred stock dividends paid	(5)	(5)

Net cash used in financing activities	(2,998)	(2,928)

Net decrease in cash and cash equivalents	(1,448)	(215)
Cash and cash equivalents at beginning of period	5,190	3,900

Cash and cash equivalents at end of period	$3,742	$3,685

Cash disbursements made (refunds received) for:
Interest	$519	$568

Income taxes paid	$38	$15

Income taxes received	$(1)	$(1)

Noncash activity:
Investing activity — Student loans and other assets removed related to sale of Residual Interest in securitization	$—	$(3,665)

Financing activity — Borrowings removed related to sale of Residual Interest in securitization	$—	$(3,681)

See accompanying notes to consolidated financial statements.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2014 and for the three months ended

March 31, 2014 and 2013 is unaudited)

1.	Organization and Business

On May 29, 2013, the board of directors of our predecessor registrant (“Existing SLM”) first announced its intent to separate into two distinct publicly traded entities — a loan management, servicing and asset recovery business and a consumer banking business. The loan management, servicing and asset recovery business, Navient Corporation (“Navient”), would be comprised primarily of Existing SLM’s portfolios of education loans not currently held in Sallie Mae Bank, as well as servicing and asset recovery activities on these loans and loans held by third parties. The consumer banking business would be comprised primarily of Sallie Mae Bank and its Private Education Loan origination business, the Private Education Loans it holds and a related servicing business, and will be a consumer banking franchise with expertise in helping families save, plan and pay for college.

On April 8, 2014, Existing SLM approved the distribution of all of the issued and outstanding shares of Navient common stock on the basis of one share of Navient common stock for each share of Existing SLM common stock issued and outstanding as of the close of business on April 22, 2014, the record date for the distribution. The distribution occurred on April 30, 2014. The separation of Navient from the Company was preceded by an internal corporate reorganization, which was the first step to separate the consumer banking business and the education loan management, servicing and asset recovery business. As a result of a holding company merger under Section 251(g) of the Delaware General Corporation Law (“DGCL”), which is referred to herein as the “SLM Merger” and was effective on April 29, 2014, New BLC Corporation (“SLM BankCo”) replaced Existing SLM as the parent holding company of Sallie Mae. In accordance with Section 251(g) of the Delaware General Corporation Law, by action of the Existing SLM board of directors and without a shareholder vote, Existing SLM was merged into Navient, LLC, a wholly-owned subsidiary of SLM BankCo, with Navient, LLC surviving (“Existing SLM SurvivorCo”). Immediately following the effective time of the Merger, SLM BankCo changed its name to “SLM Corporation” and became the successor registrant to Existing SLM (“SLM”, the “Company,” “we,” “our” or “us”). Following the SLM Merger and as part of the internal corporate reorganization, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business remained with, or were transferred to, SLM. The internal reorganization and the distribution of Navient common stock are sometimes collectively referred to herein as the “Spin-Off.” The Spin-Off is intended to be tax-free to stockholders of SLM. For further information on the Spin-Off, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

Due to the relative significance of Navient to Existing SLM, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Existing SLM, notwithstanding the legal form of the separation and distribution. As a result, the historical financial statements of Existing SLM are the historical financial statements of Navient. Navient will show the distribution of the approximate $1.7 billion of consumer banking business net assets as of the distribution date.

Shortly after the completion of the Spin-Off, SLM issued audited consolidated financial statements on a stand-alone basis for SLM and its subsidiaries for each of the three years ended December 31, 2013. These carve-out financial statements were presented on a basis of accounting that reflects a change in reporting entity. They reflected the results of the consumer banking business and did not include Navient’s results. As previously

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Business (Continued)

discussed, the historical financial statements of Existing SLM prior to the Spin-Off have become the historical financial statements of Navient. As a result, the presentation of the financial results of the business and operations of SLM, for periods arising after the completion of the Spin-Off will be substantially different from the presentation of Existing SLM’s financial results in its prior filings with the Securities and Exchange Commission (the “SEC”). To provide additional information to SLM’s investors regarding the anticipated impact of the Spin-Off, Existing SLM (our predecessor registrant) included certain unaudited pro forma financial information in the 2013 Form 10-K, on a carve-out stand-alone basis as of and for the year ended December 31, 2013, to provide some reference for SLM’s expected reissued historical financial statements post Spin-Off and future manner of presentation of its financial condition and results of operations. For further information regarding SLM’s historical carve-out financial statements, please refer to our Form 8-K filed on May 6, 2014. SLM will report its results on the basis of the historical carve-out financial statements beginning with its Form 10-Q for the quarter ended June 30, 2014.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of Existing SLM have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of Existing SLM and its majority-owned and controlled subsidiaries and those Variable Interest Entities (“VIEs”) for which we are the primary beneficiary, after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or for any other period.

Consolidation

In first-quarter 2013, Existing SLM sold the Residual Interest in a FFELP Loan securitization trust to a third party. Navient will continue to service the student loans in the trust under existing agreements. Prior to the sale of the Residual Interest, Existing SLM had consolidated the trust as a VIE because we had met the two criteria for consolidation. We had determined we were the primary beneficiary because (1) as servicer to the trust we had the power to direct the activities of the VIE that most significantly affected its economic performance and (2) as the residual holder of the trust we had an obligation to absorb losses or receive benefits of the trust that could potentially be significant. Upon the sale of the Residual Interest we are no longer the residual holder, thus we determined we no longer met criterion (2) above and deconsolidated the trust. As a result of this transaction we removed trust assets of $3.8 billion and the related liabilities of $3.7 billion from the balance sheet and recorded a $55 million gain as part of “gains on sales of loans and investments.”

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2013 to be consistent with classifications adopted for 2014, and had no effect on net income, total assets, or total liabilities.

3.	Allowance for Loan Losses

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

Allowance for Loan Losses Metrics

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$119	$2,097	$28	$2,244
Total provision	10	175	—	185
Charge-offs(1)	(22)	(218)	(1)	(241)
Reclassification of interest reserve(2)	—	5	—	5

Ending balance	$107	$2,059	$27	$2,193

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,081	$20	$1,101
Ending balance: collectively evaluated for impairment	$107	$978	$7	$1,092
Loans:
Ending balance: individually evaluated for impairment	$—	$9,590	$44	$9,634
Ending balance: collectively evaluated for impairment	$101,727	$31,307	$79	$133,113
Charge-offs as a percentage of average loans in repayment (annualized)	.12%	2.82%	3.62%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.10%	2.72%	3.62%
Allowance as a percentage of the ending total loan balance	.10%	5.03%	21.80%
Allowance as a percentage of the ending loans in repayment	.15%	6.58%	21.80%
Allowance coverage of charge-offs (annualized)	1.2	2.3	5.9
Ending total loans(3)	$101,727	$40,897	$123
Average loans in repayment	$73,496	$31,416	$126
Ending loans in repayment	$73,061	$31,309	$123

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Other Loans	Total
Allowance for Loan Losses
Beginning balance	$159	$2,171	$47	$2,377
Total provision	16	225	—	241
Charge-offs(1)	(22)	(232)	(5)	(259)
Student loan sales	(6)	—	—	(6)
Reclassification of interest reserve(2)	—	6	—	6

Ending balance	$147	$2,170	$42	$2,359

Allowance:
Ending balance: individually evaluated for impairment	$—	$1,157	$31	$1,188
Ending balance: collectively evaluated for impairment	$147	$1,013	$11	$1,171
Loans:
Ending balance: individually evaluated for impairment	$—	$8,018	$65	$8,083
Ending balance: collectively evaluated for impairment	$118,058	$32,389	$106	$150,553
Charge-offs as a percentage of average loans in repayment (annualized)	.10%	2.97%	10.95%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.09%	2.87%	10.95%

Allowance as a percentage of the ending total loan balance	.12%	5.37%	24.55%
Allowance as a percentage of the ending loans in repayment	.17%	6.88%	24.55%
Allowance coverage of charge-offs (annualized)	1.6	2.3	2.1
Ending total loans(3)	$118,058	$40,407	$171
Average loans in repayment	$87,256	$31,645	$179
Ending loans in repayment	$85,304	$31,533	$171

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

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

	Private Education Loans Credit Quality Indicators
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance(3)	% of Balance	Balance(3)	% of Balance
Credit Quality Indicators
School Type/FICO Scores:
Traditional	$36,822	93%	$36,140	93%
Non-Traditional(1)	2,778	7	2,860	7

Total	$39,600	100%	$39,000	100%

Cosigners:
With cosigner	$27,084	68%	$26,321	67%
Without cosigner	12,516	32	12,679	33

Total	$39,600	100%	$39,000	100%

Seasoning(2):
1-12 payments	$5,305	13%	$5,171	14%
13-24 payments	5,282	13	5,511	14
25-36 payments	5,186	13	5,506	14
37-48 payments	5,038	13	5,103	13
More than 48 payments	11,714	30	11,181	29
Not yet in repayment	7,075	18	6,528	16

Total	$39,600	100%	$39,000	100%

(1)

Defined as loans to customers attending for-profit schools (with a FICO score of less than 670 at origination) and customers attending not-for-profit schools (with a FICO score of less than 640 at origination).

(2)	Number of months in active repayment for which a scheduled payment was due.

(3)	Balance represents gross Private Education Loans.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following tables provide information regarding the loan status and aging of past due loans.

	FFELP Loan Delinquencies
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$13,016		$13,678
Loans in forbearance(2)	15,650		13,490
Loans in repayment and percentage of each status:
Loans current	62,721	85.9%	63,330	82.8%
Loans delinquent 31-60 days(3)	3,059	4.2	3,746	4.9
Loans delinquent 61-90 days(3)	1,784	2.4	2,207	2.9
Loans delinquent greater than 90 days(3)	5,497	7.5	7,221	9.4

Total FFELP Loans in repayment	73,061	100%	76,504	100%

Total FFELP Loans, gross	101,727		103,672
FFELP Loan unamortized premium	1,015		1,035

Total FFELP Loans	102,742		104,707
FFELP Loan allowance for losses	(107)		(119)

FFELP Loans, net	$102,635		$104,588

Percentage of FFELP Loans in repayment		71.8%		73.8%

Delinquencies as a percentage of FFELP Loans in repayment		14.2%		17.2%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.6%		15.0%

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Traditional Loan Delinquencies
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,637		$6,088
Loans in forbearance(2)	1,069		969
Loans in repayment and percentage of each status:
Loans current	27,364	94.0%	26,977	92.8%
Loans delinquent 31-60 days(3)	550	1.9	674	2.3
Loans delinquent 61-90 days(3)	353	1.2	420	1.4
Loans delinquent greater than 90 days(3)	849	2.9	1,012	3.5

Total traditional loans in repayment	29,116	100%	29,083	100%

Total traditional loans, gross	36,822		36,140
Traditional loans unamortized discount	(609)		(629)

Total traditional loans	36,213		35,511
Traditional loans receivable for partially charged-off loans	795		799
Traditional loans allowance for losses	(1,583)		(1,592)

Traditional loans, net	$35,425		$34,718

Percentage of traditional loans in repayment		79.1%		80.5%

Delinquencies as a percentage of traditional loans in repayment		6.0%		7.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.5%		3.2%

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

	Private Education Non-Traditional Loan Delinquencies
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$438		$440
Loans in forbearance(2)	147		133
Loans in repayment and percentage of each status:
Loans current	1,792	81.7%	1,791	78.3%
Loans delinquent 31-60 days(3)	105	4.8	128	5.6
Loans delinquent 61-90 days(3)	77	3.5	93	4.1
Loans delinquent greater than 90 days(3)	219	10.0	275	12.0

Total non-traditional loans in repayment	2,193	100%	2,287	100%

Total non-traditional loans, gross	2,778		2,860
Non-traditional loans unamortized discount	(72)		(75)

Total non-traditional loans	2,706		2,785
Non-traditional loans receivable for partially charged-off loans	502		514
Non-traditional loans allowance for losses	(476)		(505)

Non-traditional loans, net	$2,732		$2,794

Percentage of non-traditional loans in repayment		79.0%		80.0%

Delinquencies as a percentage of non-traditional loans in repayment		18.3%		21.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		6.3%		5.5%

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

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2013 for which we have previously charged off estimated

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

losses have, to varying degrees, not met our post-default recovery expectations to date and may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $334 million and $209 million in the allowance for Private Education Loan losses at March 31, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans.

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Receivable at beginning of period	$1,313	$1,347
Expected future recoveries of current period defaults(1)	71	78
Recoveries(2)	(61)	(68)
Charge-offs(3)	(26)	(18)

Receivable at end of period	1,297	1,339
Allowance for estimated recovery shortfalls(4)	(334)	(209)

Net receivable at end of period	$963	$1,130

(1)	Represents the difference between the loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash recoveries.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in the Private Education Loan total charge-offs as reported in the “Allowance for Loan Losses Metrics” tables.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of March 31, 2014 and 2013, respectively.

Troubled Debt Restructurings (“TDRs”)

We modify the terms of loans for certain customers when we believe such modifications may increase the ability and willingness of a customer to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. For customers experiencing financial difficulty, certain Private Education Loans for which we have granted either a forbearance of greater than three months, an interest rate reduction or an extended repayment plan are classified as TDRs. Approximately 46 percent and 45 percent of the loans granted forbearance have qualified as a TDR loan at March 31, 2014 and December 31, 2013, respectively. The unpaid principal balance of TDR loans that were in an interest rate reduction plan as of March 31, 2014 and December 31, 2013 was $1.7 billion and $1.5 billion, respectively.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

At March 31, 2014 and December 31, 2013, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	TDR Loans
(Dollars in millions)	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
March 31, 2014
Private Education Loans — Traditional	$7,800	$7,856	$852
Private Education Loans — Non-Traditional	1,441	1,439	229

Total	$9,241	$9,295	$1,081

December 31, 2013
Private Education Loans — Traditional	$7,515	$7,559	$812
Private Education Loans — Non-Traditional	1,434	1,427	236

Total	$8,949	$8,986	$1,048

(1)	The recorded investment is equal to the unpaid principal balance and accrued interest receivable net of unamortized deferred fees and costs.

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Private Education Loans — Traditional	$7,631	$118	$6,185	$96
Private Education Loans — Non-Traditional	1,434	29	1,315	27

Total	$9,065	$147	$7,500	$123

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	TDR Loan Delinquencies
	March 31, 2014		December 31, 2013
(Dollars in millions)	Balance	%	Balance	%
Loans in deferment(1)	$997		$913
Loans in forbearance(2)	786		740
Loans in repayment and percentage of each status:
Loans current	6,045	80.5%	5,613	76.5%
Loans delinquent 31-60 days(3)	413	5.5	469	6.4
Loans delinquent 61-90 days(3)	286	3.8	330	4.5
Loans delinquent greater than 90 days(3)	768	10.2	921	12.6

Total TDR loans in repayment	7,512	100%	7,333	100%

Total TDR loans, gross	$9,295		$8,986

(1)

Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not required to make payments on the loans, e.g. residency periods for medical students or a grace period for bar exam preparation.

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

	Three Months Ended March 31,
	2014			2013
(Dollars in millions)	Modified Loans(1)	Charge- Offs(2)	Payment Default	Modified Loans(1)	Charge- Offs(2)	Payment Default
Private Education Loans — Traditional	$466	$100	$119	$545	$97	$216
Private Education Loans — Non-Traditional	57	34	29	90	34	57

Total	$523	$134	$148	$635	$131	$273

(1)	Represents period ending balance of loans that have been modified during the period and resulted in a TDR.

(2)	Represents loans that charged off that were classified as TDRs.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Allowance for Loan Losses (Continued)

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2014
Private Education Loans — Traditional	$939	$29	$41
Private Education Loans — Non-Traditional	85	11	18

Total	$1,024	$40	$59

December 31, 2013
Private Education Loans — Traditional	$926	$35	$46
Private Education Loans — Non-Traditional	97	13	20

Total	$1,023	$48	$66

4.	Borrowings

The following table summarizes our borrowings.

	March 31, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,046	$16,836	$17,882	$2,213	$16,056	$18,269
Bank deposits	5,964	2,755	8,719	6,133	2,807	8,940
Other(1)	684	—	684	691	—	691

Total unsecured borrowings	7,694	19,591	27,285	9,037	18,863	27,900

Secured borrowings:
FFELP Loan securitizations	—	90,608	90,608	—	90,756	90,756
Private Education Loan securitizations	—	18,861	18,861	—	18,835	18,835
FFELP Loans — other facilities	3,919	4,400	8,319	4,715	5,311	10,026
Private Education Loans — other facilities	—	597	597	—	843	843

Total secured borrowings	3,919	114,466	118,385	4,715	115,745	120,460

Total before hedge accounting adjustments	11,613	134,057	145,670	13,752	134,608	148,360
Hedge accounting adjustments	13	2,120	2,133	43	2,040	2,083

Total	$11,626	$136,177	$147,803	$13,795	$136,648	$150,443

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Borrowings (Continued)

Variable Interest Entities

We consolidate the following financing VIEs as of March 31, 2014 and December 31, 2013, as we are the primary beneficiary. As a result, these VIEs are accounted for as secured borrowings.

	March 31, 2014
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$90,608	$90,608	$91,299	$3,055	$700	$95,054
Private Education Loan securitizations	—	18,861	18,861	23,880	390	428	24,698
FFELP Loans — other facilities	1,694	4,137	5,831	6,081	157	73	6,311
Private Education Loans — other facilities	—	597	597	1,259	16	24	1,299

Total before hedge accounting adjustments	1,694	114,203	115,897	122,519	3,618	1,225	127,362
Hedge accounting adjustments	—	1,330	1,330	—	—	938	938

Total	$1,694	$115,533	$117,227	$122,519	$3,618	$2,163	$128,300

	December 31, 2013
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
(Dollars in millions)	Short Term	Long Term	Total	Loans	Cash	Other Assets	Total
Secured Borrowings — VIEs:
FFELP Loan securitizations	$—	$90,756	$90,756	$91,535	$2,913	$683	$95,131
Private Education Loan securitizations	—	18,835	18,835	23,947	338	540	24,825
FFELP Loans — other facilities	3,655	3,791	7,446	7,719	128	91	7,938
Private Education Loans — other facilities	—	843	843	1,583	16	30	1,629

Total before hedge accounting adjustments	3,655	114,225	117,880	124,784	3,395	1,344	129,523
Hedge accounting adjustments	—	1,313	1,313	—	—	978	978

Total	$3,655	$115,538	$119,193	$124,784	$3,395	$2,322	$130,501

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments

Our risk management strategy and use of and accounting for derivatives have not materially changed from that discussed in our 2013 Form 10-K. Please refer to “Note 7 — Derivative Financial Instruments” in our 2013 Form 10-K for a full discussion.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2014 and December 31, 2013, and their impact on other comprehensive income and earnings for the three months ended March 31, 2014 and 2013.

Impact of Derivatives on Consolidated Balance Sheet

		Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	Hedged Risk Exposure	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Fair Values(1)
Derivative Assets:
Interest rate swaps	Interest rate	$16	$24	$753	$738	$47	$61	$816	$823
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	1,118	1,185	—	—	1,118	1,185
Other(2)	Interest rate	—	—	—	—	1	2	1	2

Total derivative assets(3)		16	24	1,871	1,923	48	63	1,935	2,010
Derivative Liabilities:
Interest rate swaps	Interest rate	—	—	(110)	(149)	(180)	(215)	(290)	(364)
Floor Income Contracts	Interest rate	—	—	—	—	(1,206)	(1,384)	(1,206)	(1,384)
Cross-currency interest rate swaps	Foreign currency & interest rate	—	—	(142)	(155)	(25)	(31)	(167)	(186)
Other(2)	Interest rate	—	—	—	—	(4)	(23)	(4)	(23)

Total derivative liabilities(3)		—	—	(252)	(304)	(1,415)	(1,653)	(1,667)	(1,957)

Net total derivatives		$16	$24	$1,619	$1,619	$(1,367)	$(1,590)	$268	$53

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

(2)	“Other” includes embedded derivatives bifurcated from securitization debt as well as derivatives related to our Total Return Swap Facility and back-to-back private credit floors.

(3)	The following table reconciles gross positions without the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
(Dollar in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Gross position	$1,935	$2,010	$(1,667)	$(1,957)
Impact of master netting agreements	(342)	(386)	342	386

Derivative values with impact of master netting agreements (as carried on balance sheet)	1,593	1,624	(1,325)	(1,571)
Cash collateral (held) pledged	(683)	(687)	645	777

Net position	$910	$937	$(680)	$(794)

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

The above fair values include adjustments for counterparty credit risk both for when we are exposed to the counterparty, net of collateral postings, and when the counterparty is exposed to us, net of collateral postings. The net adjustments decreased the overall net asset positions at March 31, 2014 and December 31, 2013 by $87 million and $91 million, respectively. In addition, the above fair values reflect adjustments for illiquid derivatives as indicated by a wide bid/ask spread in the interest rate indices to which the derivatives are indexed. These adjustments decreased the overall net asset positions at March 31, 2014 and December 31, 2013 by $82 million and $84 million, respectively.

	Cash Flow		Fair Value		Trading		Total
(Dollars in billions)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2014	Dec. 31, 2013
Notional Values:
Interest rate swaps	$.7	$.7	$17.2	$16.0	$46.3	$46.3	$64.2	$63.0
Floor Income Contracts	—	—	—	—	27.2	31.8	27.2	31.8
Cross-currency interest rate swaps	—	—	10.7	11.1	.4	.3	11.1	11.4
Other(1)	—	—	—	—	3.8	3.9	3.8	3.9

Total derivatives	$.7	$.7	$27.9	$27.1	$77.7	$82.3	$106.3	$110.1

(1)	“Other” includes embedded derivatives bifurcated from securitization debt, as well as derivatives related to our Total Return Swap Facility and back to back private credit floors.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

Impact of Derivatives on Consolidated Statements of Income

	Three Months Ended March 31,
	Unrealized Gain (Loss) on Derivatives(1)(2)		Realized Gain (Loss) on Derivatives(3)		Unrealized Gain (Loss) on Hedged Item(1)		Total Gain (Loss)
(Dollars in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Fair Value Hedges:
Interest rate swaps	$53	$(172)	$100	$109	$(53)	$195	$100	$132
Cross-currency interest rate swaps	(53)	(556)	22	21	7	552	(24)	17

Total fair value derivatives	—	(728)	122	130	(46)	747	76	149
Cash Flow Hedges:
Interest rate swaps	—	—	(3)	(3)	—	—	(3)	(3)

Total cash flow derivatives	—	—	(3)	(3)	—	—	(3)	(3)
Trading:
Interest rate swaps	19	(19)	12	24	—	—	31	5
Floor Income Contracts	181	189	(198)	(213)	—	—	(17)	(24)
Cross-currency interest rate swaps	7	(47)	(1)	20	—	—	6	(27)
Other	19	(4)	(1)	—	—	—	18	(4)

Total trading derivatives	226	119	(188)	(169)	—	—	38	(50)

Total	226	(609)	(69)	(42)	(46)	747	111	96
Less: realized gains (losses) recorded in interest expense	—	—	119	127	—	—	119	127

Gains (losses) on derivative and hedging activities, net	$226	$(609)	$(188)	$(169)	$(46)	$747	$(8)	$(31)

(1)	Recorded in “Gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

(2)	Represents ineffectiveness related to cash flow hedges.

(3)	For fair value and cash flow hedges, recorded in interest expense. For trading derivatives, recorded in “Gains (losses) on derivative and hedging activities, net.”

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative Financial Instruments (Continued)

Collateral

Collateral held and pledged related to derivative exposures between us and our derivative counterparties are detailed in the following table:

(Dollars in millions)	March 31, 2014	December 31, 2013
Collateral held:
Cash (obligation to return cash collateral is recorded in short-term borrowings)(1)	$683	$687
Securities at fair value — on-balance sheet securitization derivatives (not recorded in financial statements)(2)	633	629

Total collateral held	$1,316	$1,316

Derivative asset at fair value including accrued interest	$1,824	$1,878

Collateral pledged to others:
Cash (right to receive return of cash collateral is recorded in investments)	$645	$777

Total collateral pledged	$645	$777

Derivative liability at fair value including accrued interest and premium receivable	$769	$948

(1)	At March 31, 2014 and December 31, 2013, $0 and $0 million, respectively, were held in restricted cash accounts.

(2)	The trusts do not have the ability to sell or re-pledge securities they hold as collateral.

Our corporate derivatives contain credit contingent features. At our current unsecured credit rating, we have fully collateralized our corporate derivative liability position (including accrued interest and net of premiums receivable) of $581 million with our counterparties. Further downgrades would not result in any additional collateral requirements, except to increase the frequency of collateral calls. Two counterparties have the right to terminate the contracts based on our recent unsecured credit rating downgrades. We currently have a liability position with these derivative counterparties (including accrued interest and net of premiums receivable) of $133 million and have posted $118 million of collateral to these counterparties. If these two counterparties exercised their right to terminate, we would be required to deliver additional assets of $15 million to settle the contracts. Trust related derivatives do not contain credit contingent features related to our or the trusts’ credit ratings.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Other Assets

The following table provides the detail of our other assets.

	March 31, 2014		December 31, 2013
(Dollars in millions)	Ending Balance	% of Balance	Ending Balance	% of Balance
Accrued interest receivable, net	$2,052	30%	$2,161	30%
Derivatives at fair value	1,593	23	1,624	22
Income tax asset, net current and deferred	1,212	17	1,299	18
Accounts receivable	810	12	881	12
Benefit and insurance-related investments	480	7	477	7
Fixed assets, net	244	4	237	3
Other loans, net	96	1	101	1
Other	449	6	507	7

Total	$6,936	100%	$7,287	100%

7.	Stockholders’ Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
	2014	2013
Common shares repurchased(1)	8,368,300	10,220,804
Average purchase price per share(2)	$23.89	$19.49
Shares repurchased related to employee stock-based compensation plans(3)	2,115,470	2,324,575
Average purchase price per share	$23.56	$18.11
Common shares issued(4)	4,238,182	4,157,795

(1)	Common shares purchased under our share repurchase program, of which $0 million remained available as of March 31, 2014.

(2)	Average purchase price per share includes purchase commission costs.

(3)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(4)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2014 was $24.48.

Dividend and Share Repurchase Program

In the first-quarter 2014, we paid a common stock dividend of $0.15 per common share. Post Spin-Off we do not anticipate continuing to pay dividends on our common stock.

In the first-quarter 2014, we repurchased 8 million shares of common stock for $200 million, fully utilizing the Company’s July 2013 share repurchase program authorization. In 2013, we repurchased 27 million shares for an aggregate purchase price of $600 million.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Numerator:
Net income attributable to SLM Corporation	$219	$346
Preferred stock dividends	5	5

Net income attributable to SLM Corporation common stock	$214	$341

Denominator:
Weighted average shares used to compute basic EPS	427	451
Effect of dilutive securities:
Dilutive effect of stock options, non-vested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”)(1)	8	7

Dilutive potential common shares(2)	8	7

Weighted average shares used to compute diluted EPS	435	458

Basic earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.50	$.76
Discontinued operations	—	—

Total	$.50	$.76

Diluted earnings (loss) per common share attributable to SLM Corporation:
Continuing operations	$.49	$.74
Discontinued operations	—	—

Total	$.49	$.74

(1)

Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)

For the three months ended March 31, 2014 and 2013, securities covering approximately 3 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

9.	Fair Value Measurements

We use estimates of fair value in applying various accounting standards in our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. Please refer to “Note 12 — Fair Value Measurements” in our 2013 Form 10-K for a full discussion.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

During the three months ended March 31, 2014, there were no significant transfers of financial instruments between levels, or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2014				December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale investments:
Agency residential mortgage-backed securities	$—	$129	$—	$129	$—	$102	$—	$102
Guaranteed investment contracts	—	—	—	—	—	—	—	—
Other	—	6	—	6	—	7	—	7

Total available-for-sale investments	—	135	—	135	—	109	—	109
Derivative instruments:(1)
Interest rate swaps	—	784	32	816	—	785	38	823
Cross-currency interest rate swaps	—	1	1,117	1,118	—	27	1,158	1,185
Other	—	—	1	1	—	—	2	2

Total derivative assets(3)	—	785	1,150	1,935	—	812	1,198	2,010

Total	$—	$920	$1,150	$2,070	$—	$921	$1,198	$2,119

Liabilities(2)
Derivative instruments(1)
Interest rate swaps	$—	$(171)	$(119)	$(290)	$—	$(239)	$(125)	$(364)
Floor Income Contracts	—	(1,206)	—	(1,206)	—	(1,384)	—	(1,384)
Cross-currency interest rate swaps	—	(30)	(137)	(167)	—	(35)	(151)	(186)
Other	—	—	(4)	(4)	—	—	(23)	(23)

Total derivative liabilities(3)	—	(1,407)	(260)	(1,667)	—	(1,658)	(299)	(1,957)

Total	$—	$(1,407)	$(260)	$(1,667)	$—	$(1,658)	$(299)	$(1,957)

(1)	Fair value of derivative instruments excludes accrued interest and the value of collateral.

(2)

Borrowings which are the hedged items in a fair value hedge relationship and which are adjusted for changes in value due to benchmark interest rates only are not carried at full fair value and are not reflected in this table.

(3)	See “Note 5 — Derivative Financial Instruments” for a reconciliation of gross positions without the impact of master netting agreements to the balance sheet classification.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following tables summarize the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Three Months Ended March 31,
	2014				2013
	Derivative instruments				Derivative instruments
(Dollars in millions)	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments	Interest Rate Swaps	Cross Currency Interest Rate Swaps	Other	Total Derivative Instruments
Balance, beginning of period	$(87)	$1,007	$(21)	$899	$(73)	$1,053	$4	$984
Total gains/(losses) (realized and unrealized):
Included in earnings(1)	—	(10)	17	7	5	(546)	(5)	(546)
Included in other comprehensive income	—	—	—	—	—	—	—	—
Settlements	—	(17)	1	(16)	(8)	(37)	1	(44)
Transfers in and/or out of level 3	—	—	—	—	—	—	—	—

Balance, end of period	$(87)	$980	$(3)	$890	$(76)	$470	$—	$394

Change in unrealized gains/(losses) relating to instruments still held at the reporting date(2)	$—	$(28)	$19	$(9)	$(3)	$(514)	$(5)	$(522)

(1)	“Included in earnings” is comprised of the following amounts recorded in the specified line item in the consolidated statements of income:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Gains (losses) on derivative and hedging activities, net	$(11)	$(562)
Interest expense	18	16
Total	$7	$(546)

(2)	Recorded in “gains (losses) on derivative and hedging activities, net” in the consolidated statements of income.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following table presents the significant inputs that are unobservable or from inactive markets used in the recurring valuations of the level 3 financial instruments detailed above.

(Dollars in millions)	Fair Value at March 31, 2014	Valuation Technique	Input	Range (Weighted Average)
Derivatives
Consumer Price Index/ LIBOR basis swaps	$29	Discounted cash flow	Bid/ask adjustment to discount rate	0.03% — 0.03% (0.03%)
Prime/LIBOR basis swaps	(116)	Discounted cash flow	Constant prepayment rate	4.2%
			Bid/ask adjustment to discount rate	0.08% — 0.08% (0.08%)
Cross-currency interest rate swaps	980	Discounted cash flow	Constant prepayment rate	2.6%
Other	(3)

Total	$890

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2014			December 31, 2013
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP Loans	$103,058	$102,635	$423	$104,481	$104,588	$(107)
Private Education Loans	38,862	38,157	705	37,485	37,512	(27)
Cash and investments(1)	8,323	8,323	—	9,732	9,732	—

Total earning assets	150,243	149,115	1,128	151,698	151,832	(134)

Interest-bearing liabilities
Short-term borrowings	11,633	11,626	(7)	13,807	13,795	(12)
Long-term borrowings	134,190	136,177	1,987	133,578	136,648	3,070

Total interest-bearing liabilities	145,823	147,803	1,980	147,385	150,443	3,058

Derivative financial instruments
Floor Income Contracts	(1,206)	(1,206)	—	(1,384)	(1,384)	—
Interest rate swaps	526	526	—	459	459	—
Cross-currency interest rate swaps	951	951	—	999	999	—
Other	(3)	(3)	—	(21)	(21)	—

Excess of net asset fair value over carrying value			$3,108			$2,924

(1)

“Cash and investments” includes available-for-sale investments that consist of investments that are primarily agency securities whose cost basis is $138 million and $113 million at March 31, 2014 and December 31, 2013, respectively, versus a fair value of $135 million and $109 million at March 31, 2014 and December 31, 2013, respectively.

10.	Commitments and Contingencies

Previously on April 16, 2014, Existing SLM announced its financial results for the quarter ended March 31, 2014, the last consolidated quarter of operations of Existing SLM Corporation prior to the separation of Navient Corporation (“Navient”). In the April 16, 2014 announcement, Existing SLM reported it had reserved $70 million for estimated amounts and costs that were probable of being incurred for expected compliance remediation efforts relating to pending regulatory matters with the Department of Justice (“ DOJ”) and the Federal Deposit Insurance Corporation (“FDIC”), which are discussed in more detail below. Since that time, and based on additional information and discussions, we have determined that an additional charge in the amount of $103 million should be taken in the first quarter of 2014 to further reserve against the pending settlements of previously reported regulatory matters with the FDIC and DOJ. In addition, this includes amounts to provide for the voluntary restitution that we now understand Navient has decided to make with respect to certain assessed late fees on loans it owns in connection with these settlements. While the final cost of resolving these proceedings remains uncertain at this time, we believe based on current facts and circumstances the additional $103 million charge is both probable of being incurred and is a reasonable estimate of our exposure.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies (Continued)

Pursuant to the Separation and Distribution Agreement among SLM Corporation, New BLC Corporation and Navient dated as of April 28, 2014 entered into in connection with the separation of Navient from SLM Corporation, all liabilities arising out of the FDIC and DOJ matters, other than fines or penalties directly levied against Sallie Mae Bank, will be the responsibility of, or assumed by, Navient, and Navient will indemnify and hold harmless SLM Corporation and its subsidiaries, including Sallie Mae Bank, therefrom.

As previously reported, Sallie Mae Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the Utah Department of Financial Institutions (“UDFI”). In July 2013, the FDIC first notified Sallie Mae Bank of plans to replace its order with a new formal enforcement action (the “Bank Order”) that more specifically addresses certain cited violations of Section 5 of the FTCA, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). In November 2013, the FDIC indicated an additional enforcement action would be issued against Sallie Mae, Inc., now known as Navient Solutions, Inc. (“NSI”) (the “NSI Order”; the Bank Order and the NSI Order, hereafter referred to as the “FDIC Orders”), in its capacity as a servicer of education loans for Sallie Mae Bank and other financial institutions.

Based on our discussions with the FDIC, we believe the FDIC intends to require restitution be made by NSI and Sallie Mae Bank pursuant to the FDIC Orders with respect to loans owned or originated by Sallie Mae Bank from November 28, 2005 until the effective date of the FDIC Orders.

In a related development, we understand that Navient has decided to voluntarily make restitution of certain assessed late fees to customers whose loans were neither owned nor originated by Sallie Mae Bank on the same basis and in the same manner as that made pursuant to the FDIC Orders. These credits are currently estimated to be $42 million.

With respect to alleged civil violations of the SCRA, Navient and Sallie Mae Bank remain engaged in negotiations regarding a comprehensive settlement, remediation and civil settlement plan with the DOJ, in its capacity as the agency having primary authority for enforcement of such matters. The DOJ inquiry covers all loans owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement.

As previously disclosed, NSI also received Civil Investigative Demands (CIDs) from the Consumer Financial Protection Bureau (“CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees. Navient recently commenced discussions with the CFPB relating to the disclosures and assessment of late fees. Reserves have not been established for this matter. Navient and its subsidiaries will remain subject to the CIDs. Sallie Mae Bank is not currently subject to CFPB jurisdiction on these matters.

Contingencies

In the ordinary course of business, we and our subsidiaries are defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities,

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Commitments and Contingencies (Continued)

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

The following table includes asset information for our Consumer Lending segment.

(Dollars in millions)	March 31, 2014	December 31, 2013
Private Education Loans, net	$38,157	$37,512
Cash and investments(1)	1,724	2,555
Other	3,369	2,934

Total assets	$43,250	$43,001

(1)	Includes restricted cash and investments.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing, loan default aversion and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college, Upromise.

In 2013, we sold our Campus Solutions and 529 college-savings plan administration businesses. The results of both of these businesses are reported in discontinued operations for all periods presented.

At March 31, 2014 and December 31, 2013, the Business Services segment had total assets of $789 million and $892 million, respectively.

FFELP Loans Segment

Our FFELP Loans segment consists of our FFELP Loan portfolio (approximately $102.6 billion as of March 31, 2014) and the underlying debt and capital funding the loans. We are currently the largest holder of FFELP Loans. As a result of the long-term funding used in the FFELP Loan portfolio and the insurance and guarantees provided on these loans, the net interest margin recorded in the FFELP Loans segment is relatively stable and the capital we choose to retain with respect to the segment is modest. Our FFELP Loan portfolio will amortize over approximately 20 years. Our goal is to maximize the cash flow generated by the portfolio. We will seek to acquire other third-party FFELP Loan portfolios to add net interest income and servicing revenue.

The following table includes asset information for our FFELP Loans segment.

(Dollars in millions)	March 31, 2014	December 31, 2013
FFELP Loans, net	$102,635	$104,588
Cash and investments(1)	3,836	4,473
Other	2,808	3,587

Total assets	$109,279	$112,648

(1)	Includes restricted cash and investments.

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

At March 31, 2014 and December 31, 2013, the Other segment had total assets of $3.2 billion and $3.0 billion, respectively.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2014
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassi- fications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$644	$—	$523	$—	$—	$1,167	$198	$(75)	$123	$1,290
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	1	1	1	(1)	3	—	—	—	3

Total interest income	645	1	524	4	(1)	1,173	198	(75)	123	1,296
Total interest expense	206	—	293	21	(1)	519	10	1 (4)	11	530

Net interest income (loss)	439	1	231	(17)	—	654	188	(76)	112	766
Less: provisions for loan losses	175	—	10	—	—	185	—	—	—	185

Net interest income (loss) after provisions for loan losses	264	1	221	(17)	—	469	188	(76)	112	581
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	1	167	11	—	(118)	61	—	—	—	61
Contingency revenue	—	111	—	—	—	111	—	—	—	111
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	8	—	3	—	11	(188)	175 (5)	(13)	(2)

Total other income (loss)	1	286	11	3	(118)	183	(188)	175	(13)	170
Expenses:
Direct operating expenses	76	106	125	105	(118)	294	—	—	—	294
Overhead expenses	—	—	—	72	—	72	—	—	—	72

Operating expenses	76	106	125	177	(118)	366	—	—	—	366
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	26	—	26	—	—	—	26

Total expenses	76	106	125	203	(118)	392	—	4	4	396

Income (loss) from continuing operations, before income tax expense (benefit)	189	181	107	(217)	—	260	—	95	95	355
Income tax expense (benefit)(3)	71	68	41	(83)	—	97	—	39	39	136

Net income (loss) from continuing operations	118	113	66	(134)	—	163	—	56	56	219
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	118	113	66	(134)	—	163	—	56	56	219
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to SLM Corporation	$118	$113	$66	$(134)	$—	$163	$—	$56	$56	$219

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2014
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$112	$—	$112
Total other loss	(13)	—	(13)
Goodwill and acquired intangible asset impairment and amortization	—	4	4

“Core Earnings” adjustments to GAAP	$99	$(4)	95

Income tax benefit			39

Net income			$56

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $6 million of “other derivative accounting adjustments.”

(5)	Represents the $180 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $6 million of “other derivative accounting adjustments.”

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Reporting (Continued)

	Three Months Ended March 31, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$623	$—	$599	$—	$—	$1,222	$212	$(76)		$136	$1,358
Other loans	—	—	—	3	—	3	—	—		—	3
Cash and investments	1	1	2	2	(1)	5	—	—		—	5

Total interest income	624	1	601	5	(1)	1,230	212	(76)		136	1,366
Total interest expense	203	—	340	13	(1)	555	18	(2	)(4)	16	571

Net interest income (loss)	421	1	261	(8)	—	675	194	(74)		120	795
Less: provisions for loan losses	225	—	16	—	—	241	—	—		—	241

Net interest income (loss) after provisions for loan losses	196	1	245	(8)	—	434	194	(74)		120	554
Other income (loss):
Gains on sales of loans and investments	—	—	55	—	—	55	—	—		—	55
Servicing revenue	10	186	23	—	(149)	70	—	—		—	70
Contingency revenue	—	99	—	—	—	99	—	—		—	99
Gains on debt repurchases	—	—	—	29	—	29	(6)	—		(6)	23
Other income (loss)	—	7	—	—	—	7	(188)	184	(5)	(4)	3

Total other income (loss)	10	292	78	29	(149)	260	(194)	184		(10)	250
Expenses:
Direct operating expenses	67	95	157	3	(149)	173	—	—		—	173
Overhead expenses	—	—	—	62	—	62	—	—		—	62

Operating expenses	67	95	157	65	(149)	235	—	—		—	235
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3		3	3
Restructuring and other reorganization expenses	—	—	—	10	—	10	—	—		—	10

Total expenses	67	95	157	75	(149)	245	—	3		3	248

Income (loss) from continuing operations, before income tax expense (benefit)	139	198	166	(54)	—	449	—	107		107	556
Income tax expense (benefit)(3)	52	73	62	(20)	—	167	—	44		44	211

Net income (loss) from continuing operations	87	125	104	(34)	—	282	—	63		63	345
Income from discontinued operations, net of tax expense	—	1	—	—	—	1	—	—		—	1

Net income (loss)	87	126	104	(34)	—	283	—	63		63	346
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—		—	—

Net income (loss) attributable to SLM Corporation	$87	$126	$104	$(34)	$—	$283	$—	$63		$63	$346

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$120	$—	$120
Total other loss	(10)	—	(10)
Goodwill and acquired intangible asset impairment and amortization	—	3	3

“Core Earnings” adjustments to GAAP	$110	$(3)	107

Income tax benefit			44

Net loss			$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $29 million of “other derivative accounting adjustments.”

(5)	Represents the $157 million of “unrealized gains (losses) on derivative and hedging activities, net” as well as the remaining portion of the $29 million of “other derivative accounting adjustments.”

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

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

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting(1)	$99	$110
Net impact of goodwill and acquired intangibles assets(2)	(4)	(3)
Net tax effect(3)	(39)	(44)
Net effect from discontinued operations	—	—

Total “Core Earnings” adjustments to GAAP	$56	$63

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K.

This report contains “forward-looking” statements and information based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs, opinions, or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, the 2013 Form 10-K and our subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings or the credit ratings of the United States of America; failures of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures to successfully implement cost-cutting initiatives and adverse effects of such initiatives on our business; risks associated with restructuring initiatives, including the recently completed separation of Navient Corporation (“Navient”) and SLM Corporation into two, distinct publicly traded companies; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; changes in general economic conditions; our ability to successfully effectuate any acquisitions and other strategic initiatives; and changes in the demand for debt management services. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. We do not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in our expectations.

Definitions for certain capitalized terms used in this document can be found in the 2013 Form 10-K.

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2013 to be consistent with classifications adopted for 2014, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Selected Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
GAAP Basis
Net income attributable to SLM Corporation	$219	$346
Diluted earnings per common share attributable to SLM Corporation	$.49	$.74
Weighted average shares used to compute diluted earnings per share	435	458
Return on assets	.59%	.82%

“Core Earnings” Basis(1)
“Core Earnings” attributable to SLM Corporation	$163	$283
“Core Earnings” diluted earnings per common share attributable to SLM Corporation	$.36	$.61
Weighted average shares used to compute diluted earnings per share	435	458
“Core Earnings” return on assets	.44%	.67%

Other Operating Statistics
Ending FFELP Loans, net	$102,635	$119,195
Ending Private Education Loans, net	38,157	37,465

Ending total student loans, net	$140,792	$156,660

Average student loans	$142,679	$160,261

(1)

“Core Earnings” are non-GAAP financial measures and do not represent a comprehensive basis of accounting. For a greater explanation of “Core Earnings,” see the section titled “‘Core Earnings’ — Definition and Limitations” and subsequent sections.

Spin-Off of Navient

On May 29, 2013, the board of directors of our predecessor registrant (“Existing SLM”) first announced its intent to separate into two distinct publicly traded entities — a loan management, servicing and asset recovery business and a consumer banking business. The loan management, servicing and asset recovery business, Navient Corporation (“Navient”), would be comprised primarily of Existing SLM’s portfolios of education loans not currently held in Sallie Mae Bank, as well as servicing and asset recovery activities on these loans and loans held by third parties. The consumer banking business would be comprised primarily of Sallie Mae Bank and its Private Education Loan origination business, the Private Education Loans it holds and a related servicing business, and will be a consumer banking franchise with expertise in helping families save, plan and pay for college.

On April 8, 2014, Existing SLM approved the distribution of all of the issued and outstanding shares of Navient common stock on the basis of one share of Navient common stock for each share of Existing SLM common stock issued and outstanding as of the close of business on April 22, 2014, the record date for the distribution. The distribution occurred on April 30, 2014. The separation of Navient from the Company was preceded by an internal corporate reorganization, which was the first step to separate the consumer banking business and the education loan management, servicing and asset recovery business. As a result of a holding company merger under Section 251(g) of the Delaware General Corporation Law (“DGCL”), which is referred to herein as the “SLM Merger” and was effective on April 29, 2014, New BLC Corporation (“SLM BankCo”) replaced Existing SLM as the parent holding company of Sallie Mae. In accordance with Section 251(g) of the Delaware General Corporation Law, by action of the Existing SLM board of directors and without a shareholder vote, Existing SLM was merged into Navient, LLC, a wholly-owned subsidiary of SLM BankCo, with Navient, LLC surviving (“Existing SLM SurvivorCo”). Immediately following the effective time of the Merger, SLM

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

BankCo changed its name to “SLM Corporation” and became the successor registrant to Existing SLM (“SLM”, the “Company,” “we,” “our” or “us”). Following the SLM Merger and as part of the internal corporate reorganization, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business remained with, or were transferred to, SLM. The internal reorganization and the distribution of Navient common stock are sometimes collectively referred to herein as the “Spin-Off.” The Spin-Off is intended to be tax-free to stockholders of SLM. For further information on the Spin-Off, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”).

Due to the relative significance of Navient to Existing SLM, among other factors, for financial reporting purposes Navient is treated as the “accounting spinnor” and therefore is the “accounting successor” to Existing SLM, notwithstanding the legal form of the separation and distribution. As a result, the historical financial statements of Existing SLM are the historical financial statements of Navient. Navient will show the distribution of the approximate $1.7 billion of consumer banking business net assets as of the distribution date.

Shortly after the completion of the Spin-Off, SLM issued audited consolidated financial statements on a stand-alone basis for SLM and its subsidiaries for each of the three years ended December 31, 2013. These carve-out financial statements were presented on a basis of accounting that reflects a change in reporting entity. They reflected the results of the consumer banking business and did not include Navient’s results. As previously discussed, the historical financial statements of Existing SLM prior to the Spin-Off have become the historical financial statements of Navient. As a result, the presentation of the financial results of the business and operations of SLM, for periods arising after the completion of the Spin-Off will be substantially different from the presentation of Existing SLM’s financial results in its prior filings with the Securities and Exchange Commission (the “SEC”). To provide additional information to SLM’s investors regarding the anticipated impact of the Spin-Off, Existing SLM (our predecessor registrant) included certain unaudited pro forma financial information in the 2013 Form 10-K, on a carve-out stand-alone basis as of and for the year ended December 31, 2013, to provide some reference for SLM’s expected reissued historical financial statements post Spin-Off and future manner of presentation of its financial condition and results of operations. For further information regarding SLM’s historical carve-out financial statements, please refer to our Form 8-K filed on May 6, 2014. SLM will report its results on the basis of the historical carve-out financial statements beginning with its Form 10-Q for the quarter ended June 30, 2014.

Overview

The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2014. All periods include the consolidated results of Navient and the consumer banking business as the Spin-Off did not occur until April 30, 2014.

We monitor and assess our ongoing operations and results based on the following four reportable segments: (1) Consumer Lending; (2) Business Services; (3) FFELP Loans; and (4) Other.

Consumer Lending Segment

In this segment, we originate, acquire, finance and service Private Education Loans. The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ own financial resources. In this segment, we earn net interest income on the Private Education Loan portfolio (after provision for loan losses) as well as servicing fees, primarily late fees.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Business Services Segment

Our Business Services segment generates the majority of its revenue from servicing our FFELP Loan portfolio. We also provide servicing, loan default aversion and asset recovery services for loans on behalf of Guarantors of FFELP Loans and other institutions, including ED. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

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

Key Financial Measures

Our operating results are primarily driven by net interest income from our student loan portfolios (which include financing costs), provision for loan losses, the revenues and expenses generated by our service businesses, and gains and losses on subsidiary sales, loan sales and debt repurchases. We manage and assess the performance of each business segment separately as each is focused on different customers and each derives its revenue from different activities and services. A brief summary of our key financial measures (net interest income; provisions for loan losses; charge-offs and delinquencies; servicing and contingency revenues; other income (loss); operating expenses; and “Core Earnings”) can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

First-Quarter 2014 Summary of Results

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

First-quarter 2014 GAAP net income was $219 million ($.49 diluted earnings per share), versus net income of $346 million ($0.74 diluted earnings per share) in the first-quarter 2013. The changes in GAAP net income are driven by the same types of “Core Earnings” items discussed below as well as changes in “mark-to-market” unrealized gains and losses on derivative contracts and amortization and impairment of goodwill and intangible assets that are recognized in GAAP but not in “Core Earnings” results. First-quarter 2014 results included gains of $99 million from derivative accounting treatment that are excluded from “Core Earnings” results, compared with gains of $110 million in the year-ago period.

“Core Earnings” for the quarter were $163 million ($.36 diluted earnings per share), compared with $283 million ($0.61 diluted earnings per share) in the year-ago period. The primary driver of the decrease in net income was $103 million of additional reserve recorded for pending regulatory matters (see Part II. “Other

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Information,” Item 1. “Legal Proceedings—Regulatory Matters”). In addition, last year we undertook a series of actions to improve shareholder value as the Company sold residual interests in FFELP securitization trusts and initiated the separation of the Company into two publicly traded companies. In the first quarter of 2013 the Company generated a $55 million gain on the sale of a residual interest in a FFELP securitization trust in addition to $29 million in gains from debt repurchases. There were no similar transactions in 2014. Compared to the year-ago quarter, we spent $16 million in additional reorganization expense tied to the separation of the Company and $28 million in additional operating expenses (excluding the $103 million of additional reserve discussed above), which increased third-party revenue in the business services segment and reduced loan losses in the consumer lending segment. Two other major contributors to the quarter’s results — a $56 million reduction in provision and $21 million reduction in net interest income — are the result of an improving credit quality in the Private Education Loan business and the continued amortization of the FFELP portfolio, respectively.

During the first quarter of 2014, we:

•	issued $2 billion of FFELP asset-backed securities (“ABS”), $676 million of Private Education Loan ABS and $850 million of unsecured bonds;

•

closed on a new $8 billion asset-backed commercial paper (“ABCP”) facility that matures in January 2016. This facility replaces an existing $5.5 million FFELP ABCP facility which was retired in January 2014; and

•	repurchased 8 million common shares for $200 million on the open market.

2014 Outlook and Management Objectives

In May 2013, we announced plans to separate our consumer banking and education loan management operations into two separate businesses and complete the Spin-Off in the first half of 2014. Our primary objective for 2014 is successfully completing this transaction. Navient spun off on April 30, 2014.

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2014	2013	$	%
Interest income:
FFELP Loans	$646	$735	$(89)	(12)%
Private Education Loans	644	623	21	3
Other loans	3	3	—	—
Cash and investments	3	5	(2)	(40)

Total interest income	1,296	1,366	(70)	(5)
Total interest expense	530	571	(41)	(7)

Net interest income	766	795	(29)	(4)
Less: provisions for loan losses	185	241	(56)	(23)

Net interest income after provisions for loan losses	581	554	27	5
Other income (loss):
Gains on sales of loans and investments	—	55	(55)	(100)
Gains (losses) on derivative and hedging activities, net	(8)	(31)	23	(74)
Servicing revenue	61	70	(9)	(13)
Contingency revenue	111	99	12	12
Gains on debt repurchases	—	23	(23)	(100)
Other income (loss)	6	34	(28)	(82)

Total other income (loss)	170	250	(80)	(32)
Expenses:
Operating expenses	366	235	131	56
Goodwill and acquired intangible asset impairment and amortization expense	4	3	1	33
Restructuring and other reorganization expenses	26	10	16	160

Total expenses	396	248	148	60

Income from continuing operations, before income tax expense	355	556	(201)	(36)
Income tax expense	136	211	(75)	(36)

Net income from continuing operations	219	345	(126)	(37)
Income (loss) from discontinued operations, net of tax expense (benefit)	—	1	(1)	(100)

Net income	219	346	(127)	(37)
Less: net loss attributable to noncontrolling interest	—	—	—	—

Net income attributable to SLM Corporation	219	346	(127)	(37)
Preferred stock dividends	5	5	—	—

Net income attributable to SLM Corporation common stock	$214	$341	$(127)	(37)%

Basic earnings per common share attributable to SLM Corporation:
Continuing operations	$.50	$.76	$(.26)	(34)%
Discontinued operations	—	—	—	—

Total	$.50	$.76	$(.26)	(34)%

Diluted earnings per common share attributable to SLM Corporation:
Continuing operations	$.49	$.74	$(.25)	(34)%
Discontinued operations	—	—	—	—

Total	$.49	$.74	$(.25)	(34)%

Dividends per common share attributable to SLM Corporation	$.15	$.15	$—	—%

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Consolidated Earnings Summary — GAAP-basis

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

For the three months ended March 31, 2014, net income was $219 million, or $0.49 diluted earnings per common share, compared with net income of $346 million, or $0.74 diluted earnings per common share, for the three months ended March 31, 2013. The primary driver of the decrease in net income was $103 million of additional reserve recorded for pending regulatory matters (see Part II. “Other Information,” Item 1. “Legal Proceedings — Regulatory Matters”). The decrease in net income was also due to a $55 million gain on the sale of the Residual Interest in a FFELP Loan securitization that occurred in the year-ago quarter, a $29 million decline in net interest income, a $23 million decrease in debt repurchase gains, a $28 million decrease in other income, higher operating expenses of $28 million (excluding the $103 million of additional reserve discussed above) and higher restructuring and other reorganization costs of $16 million, which was partially offset by a $56 million decline in the provision for loan losses and a $23 million decrease in net losses on derivative and hedging activities.

The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•

Net interest income decreased by $29 million primarily due to a reduction in FFELP net interest income resulting from an $18 billion decline in average FFELP Loans outstanding. This decline in FFELP loans was due, in part, to the sale of Residual Interests in FFELP Loan securitization trusts in the first half of 2013. There were approximately $12 billion of FFELP Loans in these trusts at the time of sale.

•

Provisions for loan losses declined $56 million primarily as a result of the overall improvement in Private Education Loans’ credit quality, delinquency and charge-off trends leading to decreases in expected future charge-offs.

•

Gains on sales of loans and investments decreased by $55 million as the result of a $55 million gain on the sale of the Residual Interest in a FFELP Loan securitization trust in the year-ago quarter. There were no sales in the current quarter.

•

Losses on derivative and hedging activities, net, decreased $23 million. The primary factors affecting the change were interest rate and foreign currency fluctuations, which primarily affected the valuations of our Floor Income Contracts, basis swaps and foreign currency hedges during each period. Valuations of derivative instruments vary based upon many factors including changes in interest rates, credit risk, foreign currency fluctuations and other market factors. As a result, net gains and losses on derivative and hedging activities may continue to vary significantly in future periods.

•	Gains on debt repurchases decreased $23 million. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

•

Other income decreased $28 million primarily due to a $32 million decrease in foreign currency translation gains. The foreign currency translation gains relate to a portion of our foreign currency denominated debt that does not receive hedge accounting treatment. These gains were partially offset by the “losses on derivative and hedging activities, net” line item on the income statement related to the derivatives used to economically hedge these debt instruments.

•

Operating expenses increased $131 million primarily as a result of $103 million of additional reserve recorded for pending regulatory matters (see Part II. “Other Information,” Item 1. “Legal Proceedings — Regulatory Matters”). Operating expenses also increased due to increases in our third-party servicing and asset recovery activities, as well as, increased account resolution activity on our Private Education Loan portfolio.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

•

Restructuring and other reorganization expenses increased $16 million to $26 million, which consisted of $25 million of expenses primarily related to third-party costs incurred in connection with the Company’s previously announced plan to separate its existing organization into two, separate, publicly traded companies and $1 million related to severance costs.

We repurchased 8 million shares and 10 million shares of our common stock during the three months ended March 31, 2014 and 2013, respectively, as part of our common share repurchase program. Primarily as a result of ongoing common share repurchases, our average outstanding diluted shares decreased by 23 million common shares from the year-ago quarter.

“Core Earnings” — Definition and Limitations

We prepare financial statements in accordance with GAAP. However prior to the Spin-Off, we also evaluated our business segments on a basis that differs from GAAP. We refer to this different basis of presentation as “Core Earnings.” We provide this “Core Earnings” basis of presentation on a consolidated basis for each business segment because this is what we review internally when making management decisions regarding our performance and how we allocate resources. We also refer to this information in our presentations with credit rating agencies, lenders and investors. Because our “Core Earnings” basis of presentation corresponds to our segment financial presentations, we are required by GAAP to provide “Core Earnings” disclosure in the notes to our consolidated financial statements for our business segments. For additional information, see “Note 11 — Segment Reporting.”

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

The following tables show “Core Earnings” for each business segment and our business as a whole along with the adjustments made to the income/expense items to reconcile the amounts to our reported GAAP results as required by GAAP and reported in “Note 11 — Segment Reporting.”

	Three Months Ended March 31, 2014
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments			Total GAAP
							Reclassifications	Additions/ (Subtractions)	Total Adjustments(2)
Interest income:
Student loans	$644	$—	$523	$—	$—	$1,167	$198	$(75)	$123	$1,290
Other loans	—	—	—	3	—	3	—	—	—	3
Cash and investments	1	1	1	1	(1)	3	—	—	—	3

Total interest income	645	1	524	4	(1)	1,173	198	(75)	123	1,296
Total interest expense	206	—	293	21	(1)	519	10	1 (4)	11	530

Net interest income (loss)	439	1	231	(17)	—	654	188	(76)	112	766
Less: provisions for loan losses	175	—	10	—	—	185	—	—	—	185

Net interest income (loss) after provisions for loan losses	264	1	221	(17)	—	469	188	(76)	112	581
Other income (loss):
Gains on sales of loans and investments	—	—	—	—	—	—	—	—	—	—
Servicing revenue	1	167	11	—	(118)	61	—	—	—	61
Contingency revenue	—	111	—	—	—	111	—	—	—	111
Gains on debt repurchases	—	—	—	—	—	—	—	—	—	—
Other income (loss)	—	8	—	3	—	11	(188)	175 (5)	(13)	(2)

Total other income (loss)	1	286	11	3	(118)	183	(188)	175	(13)	170
Expenses:
Direct operating expenses	76	106	125	105	(118)	294	—	—	—	294
Overhead expenses	—	—	—	72	—	72	—	—	—	72

Operating expenses	76	106	125	177	(118)	366	—	—	—	366
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	4	4	4
Restructuring and other reorganization expenses	—	—	—	26	—	26	—	—	—	26

Total expenses	76	106	125	203	(118)	392	—	4	4	396

Income (loss) from continuing operations, before income tax expense (benefit)	189	181	107	(217)	—	260	—	95	95	355
Income tax expense (benefit)(3)	71	68	41	(83)	—	97	—	39	39	136

Net income (loss) from continuing operations	118	113	66	(134)	—	163	—	56	56	219
Income from discontinued operations, net of tax expense	—	—	—	—	—	—	—	—	—	—

Net income (loss)	118	113	66	(134)	—	163	—	56	56	219
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to SLM Corporation	$118	$113	$66	$(134)	$—	$163	$—	$56	$56	$219

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2014
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$112	$—	$112
Total other loss	(13)	—	(13)
Goodwill and acquired intangible asset impairment and amortization	—	4	4

“Core Earnings” adjustments to GAAP	$99	$(4)	95

Income tax benefit			39

Net income			$56

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $6 million of “other derivative accounting adjustments.”

(5)	Represents the $180 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $6 million of “other derivative accounting adjustments.”

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

	Three Months Ended March 31, 2013
(Dollars in millions)	Consumer Lending	Business Services	FFELP Loans	Other	Eliminations(1)	Total “Core Earnings”	Adjustments				Total GAAP
							Reclassifications	Additions/ (Subtractions)		Total Adjustments(2)
Interest income:
Student loans	$623	$—	$599	$—	$—	$1,222	$212	$(76)		$136	$1,358
Other loans	—	—	—	3	—	3	—	—		—	3
Cash and investments	1	1	2	2	(1)	5	—	—		—	5

Total interest income	624	1	601	5	(1)	1,230	212	(76)		136	1,366
Total interest expense	203	—	340	13	(1)	555	18	(2	)(4)	16	571

Net interest income (loss)	421	1	261	(8)	—	675	194	(74)		120	795
Less: provisions for loan losses	225	—	16	—	—	241	—	—		—	241

Net interest income (loss) after provisions for loan losses	196	1	245	(8)	—	434	194	(74)		120	554
Other income (loss):
Gains on sales of loans and investments	—	—	55	—	—	55	—	—		—	55
Servicing revenue	10	186	23	—	(149)	70	—	—		—	70
Contingency revenue	—	99	—	—	—	99	—	—		—	99
Gains on debt repurchases	—	—	—	29	—	29	(6)	—		(6)	23
Other income (loss)	—	7	—	—	—	7	(188)	184	(5)	(4)	3

Total other income (loss)	10	292	78	29	(149)	260	(194)	184		(10)	250
Expenses:
Direct operating expenses	67	95	157	3	(149)	173	—	—		—	173
Overhead expenses	—	—	—	62	—	62	—	—		—	62

Operating expenses	67	95	157	65	(149)	235	—	—		—	235
Goodwill and acquired intangible asset impairment and amortization	—	—	—	—	—	—	—	3		3	3
Restructuring and other reorganization expenses	—	—	—	10	—	10	—	—		—	10

Total expenses	67	95	157	75	(149)	245	—	3		3	248

Income (loss) from continuing operations, before income tax expense (benefit)	139	198	166	(54)	—	449	—	107		107	556
Income tax expense (benefit)(3)	52	73	62	(20)	—	167	—	44		44	211

Net income (loss) from continuing operations	87	125	104	(34)	—	282	—	63		63	345
Income from discontinued operations, net of tax expense	—	1	—	—	—	1	—	—		—	1

Net income (loss)	87	126	104	(34)	—	283	—	63		63	346
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—		—	—

Net income (loss) attributable to SLM Corporation	$87	$126	$104	$(34)	$—	$283	$—	$63		$63	$346

(1)

The eliminations in servicing revenue and direct operating expense represent the elimination of intercompany servicing revenue where the Business Services segment performs the loan servicing function for the FFELP Loans segment.

(2)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2013
(Dollars in millions)	Net Impact of Derivative Accounting	Net Impact of Goodwill and Acquired Intangibles	Total
Net interest income after provisions for loan losses	$120	$—	$120
Total other income	(10)	—	(10)
Goodwill and acquired intangible asset impairment and amortization	—	3	3

Total “Core Earnings” adjustments to GAAP	$110	$(3)	107

Income tax expense			44

Net income			$63

(3)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(4)	Represents a portion of the $29 million of “other derivative accounting adjustments.”

(5)	Represents the $157 million of “unrealized gains on derivative and hedging activities, net” as well as the remaining portion of the $29 million of “other derivative accounting adjustments.”

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

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

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
“Core Earnings” adjustments to GAAP:
Net impact of derivative accounting	$99	$110
Net impact of goodwill and acquired intangible assets	(4)	(3)
Net income tax effect	(39)	(44)
Net effect from discontinued operations	—	—

Total “Core Earnings” adjustments to GAAP	$56	$63

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to hedge our student loan assets that are primarily indexed to LIBOR or Prime. The accounting for derivatives requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk; however, they generally do not meet this effectiveness test because the index of the swap does not exactly match the index of the hedged assets as required for hedge accounting treatment. Additionally, some of our FFELP Loans can earn at either a variable or a fixed interest rate depending on market interest rates and therefore swaps economically hedging these FFELP Loans do not meet the criteria for hedge accounting treatment. As a result, under GAAP, these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

The table below quantifies the adjustments for derivative accounting between GAAP and “Core Earnings” net income.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income	$(8)	$(31)
Plus: Realized losses on derivative and hedging activities, net(1)	188	188

Unrealized gains on derivative and hedging activities, net(2)	180	157
Amortization of net premiums on Floor Income Contracts in net interest income for “Core Earnings”	(75)	(76)
Other derivative accounting adjustments(3)	(6)	29

Total net impact of derivative accounting(4)	$99	$110

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

(2)	“Unrealized gains on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Floor Income Contracts	$181	$189
Basis swaps	(1)	(4)
Foreign currency hedges	(39)	(32)
Other	39	4

Total unrealized gains on derivative and hedging activities, net	$180	$157

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(198)	$(212)
Net settlement income on interest rate swaps reclassified to net interest income	10	18
Net realized gains on terminated derivative contracts reclassified to other income	—	6

Total reclassifications of realized losses on derivative and hedging activities	$(188)	$(188)

Cumulative Impact of Derivative Accounting under GAAP compared to “Core Earnings”

As of March 31, 2014, derivative accounting has reduced GAAP equity by approximately $854 million as a result of cumulative net unrealized losses (after tax) recognized under GAAP, but not in “Core Earnings.” The following table rolls forward the cumulative impact to GAAP equity due to these unrealized after tax net losses related to derivative accounting.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Beginning impact of derivative accounting on GAAP equity	$(926)	$(1,080)
Net impact of net unrealized gains (losses) under derivative accounting(1)	72	53

Ending impact of derivative accounting on GAAP equity	$(854)	$(1,027)

(1)	Net impact of net unrealized gains (losses) under derivative accounting is composed of the following:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Total pre-tax net impact of derivative accounting recognized in net income(a)	$99	$110
Tax impact of derivative accounting adjustments recognized in net income	(22)	(60)
Change in unrealized gain (losses) on derivatives, net of tax recognized in other comprehensive income	(5)	3

Net impact of net unrealized gains (losses) under derivative accounting	$72	$53

(a)	See “‘Core Earnings’ derivative adjustments” table above.

Net Floor premiums received on Floor Income Contracts that have not been amortized into “Core Earnings” as of the respective year-ends are presented in the table below. These net premiums will be recognized in “Core Earnings” in future periods. As of March 31, 2014, the remaining amortization term of the net floor premiums

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

was approximately 2.25 years for existing contracts. Historically, we have sold Floor Income Contracts on a periodic basis and depending upon market conditions and pricing, we may enter into additional Floor Income Contracts in the future. The balance of unamortized Floor Income Contracts will increase as we sell new contracts and decline due to the amortization of existing contracts.

	March 31,
(Dollars in millions)	2014	2013
Unamortized net Floor premiums (net of tax)(1)	$(308)	$(498)

(1)	$(492) million and $(795) million on a pre-tax basis as of March 31, 2014 and 2013, respectively.

2) Goodwill and Acquired Intangible Assets: Our “Core Earnings” exclude goodwill and intangible asset impairment and the amortization of acquired intangible assets. The following table summarizes the goodwill and acquired intangible asset adjustments.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
“Core Earnings” goodwill and acquired intangible asset adjustments(1)	$(4)	$(3)

(1)	Negative amounts are subtracted from “Core Earnings” net income to arrive at GAAP net income.

Business Segment Earnings Summary — “Core Earnings” Basis

Consumer Lending Segment

The following table includes “Core Earnings” results for our Consumer Lending segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013
“Core Earnings” interest income:
Private Education Loans	$644	$623	3%
Cash and investments	1	1	—

Total “Core Earnings” interest income	645	624	3
Total “Core Earnings” interest expense	206	203	1

Net “Core Earnings” interest income	439	421	4
Less: provision for loan losses	175	225	(22)

Net “Core Earnings” interest income after provision for loan losses	264	196	35
Servicing revenue	1	10	(90)
Direct operating expenses	76	67	13
Restructuring and other reorganization expenses	—	—	—

Total expenses	76	67	13

Income before income tax expense	189	139	36
Income tax expense	71	52	37

“Core Earnings”	$118	$87	36%

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Quarterly core earnings were $118 million, compared with $87 million in the year-ago quarter. The increase is primarily the result of a $50 million decrease in the provision for Private Education Loan losses.

First-quarter 2014 Private Education Loan portfolio results vs. first-quarter 2013 included:

•	Loan originations of $1.5 billion, up 8 percent.

•	Delinquencies of 90 days or more of 3.4 percent of loans in repayment, down from 3.9 percent.

•	Total delinquencies of 6.9 percent of loans in repayment, down from 7.8 percent.

•	Loans in forbearance of 3.7 percent of loans in repayment and forbearance, up from 3.4 percent.

•	Annualized charge-off rate of 2.8 percent of average loans in repayment, down from 3.0 percent.

•	Provision for Private Education Loan losses of $175 million, down from $225 million.

•	Core net interest margin, before loan loss provision, of 4.34 percent, up from 4.15 percent.

•	The portfolio balance, net of loan loss allowance, totaled $38.2 billion, a $692 million increase over the year-ago quarter.

Consumer Lending Net Interest Margin

The following table shows the “Core Earnings” basis Consumer Lending net interest margin along with reconciliation to the GAAP-basis Consumer Lending net interest margin before provision for loan losses.

	Three Months Ended March 31,
	2014	2013
“Core Earnings” basis Private Education Loan yield	6.47%	6.35%
Discount amortization	.23	.23

“Core Earnings” basis Private Education Loan net yield	6.70	6.58
“Core Earnings” basis Private Education Loan cost of funds	(2.08)	(2.02)

“Core Earnings” basis Private Education Loan spread	4.62	4.56
“Core Earnings” basis other interest-earning asset spread impact	(.28)	(.41)

“Core Earnings” basis Consumer Lending net interest margin(1)	4.34%	4.15%

“Core Earnings” basis Consumer Lending net interest margin(1)	4.34%	4.15%
Adjustment for GAAP accounting treatment(2)	(.03)	(.03)

GAAP basis Consumer Lending net interest margin(1)	4.31%	4.12%

(1)	The average balances of our Consumer Lending “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Private Education Loans	$38,945	$38,406
Other interest-earning assets	2,005	2,662

Total Consumer Lending “Core Earnings” basis interest-earning assets	$40,950	$41,068

(2)

Represents the reclassification of periodic interest accruals on derivative contracts from net interest income to other income and other derivative accounting adjustments. For further discussion of these adjustments, see section titled “‘Core Earnings’ — Definition and Limitations — Difference between ‘Core Earnings’ and GAAP” above.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Private Education Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total Private Education Loan provision for loan losses and charge-offs.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Private Education Loan provision for loan losses	$175	$225
Private Education Loan charge-offs	218	232

In establishing the allowance for Private Education Loan losses as of March 31, 2014, we considered several factors with respect to our Private Education Loan portfolio. In particular, we continue to see improvement in credit quality and continuing positive delinquency and charge-off trends in connection with this portfolio. Improving credit quality is seen in higher FICO scores and cosigner rates as well as a more seasoned portfolio. Total loans delinquent (as a percentage of loans in repayment) have decreased to 6.9 percent from 7.8 percent in the year-ago quarter. Loans greater than 90 days delinquent (as a percentage of loans in repayment) have decreased to 3.4 percent from 3.9 percent in the year-ago quarter. The charge-off rate decreased to 2.8 percent from 3.0 percent in the year-ago quarter. Loans in forbearance (as a percentage of loans in repayment and forbearance) increased to 3.7 percent from 3.4 percent in the year-ago quarter.

Apart from the overall improvements discussed above that had the effect of reducing the provision for loan losses in the first-quarter 2014 compared to the year-ago quarter, Private Education Loans that have defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and may continue to not do so. Our allowance for loan losses takes into account these potential recovery uncertainties. See “Financial Condition — Consumer Lending Portfolio Performance — Receivable for Partially Charged-Off Private Education Loans” for further discussion.

The Private Education Loan provision for loan losses was $175 million in the first quarter of 2014, down $50 million from the first quarter of 2013. The decline was a result of the overall improvement in credit quality and performance trends discussed above, leading to decreases in expected future charge-offs.

For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Allowance for Loan Losses” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Operating Expenses — Consumer Lending Segment

Operating expenses for our Consumer Lending segment include costs incurred to originate Private Education Loans and to service and collect on our Private Education Loan portfolio. The increase in operating expenses of $9 million in the quarter ended March 31, 2014 compared with the year-ago quarter was primarily the result of increased account resolution activity on the portfolio which contributed to significant improvements in delinquency and charge-off rates. Direct operating expenses as a percentage of revenues (revenues calculated as net interest income after provision plus total other income) were 29 percent and 33 percent in the quarters ended March 31, 2014 and 2013, respectively.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Business Services Segment

The following table includes “Core Earnings” results for our Business Services segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013
Net interest income	$1	$1	—%
Servicing revenue:
Intercompany loan servicing	118	149	(21)
Third-party loan servicing	40	27	48
Guarantor servicing	9	10	(10)

Total servicing revenue	167	186	(10)
Contingency revenue	111	99	12
Other Business Services revenue	8	7	14

Total other income	286	292	(2)
Direct operating expenses	106	95	12
Restructuring and other reorganization expenses	—	—	—

Total expenses	106	95	12

Income from continuing operations, before income tax expense	181	198	(9)
Income tax expense	68	73	(7)

Net income from continuing operations	113	125	(10)
Income from discontinued operations, net of tax expense	—	1	(100)

“Core Earnings”	$113	$126	(10)%

Business services “Core Earnings” were $113 million in first-quarter 2014, compared with $126 million in the year-ago quarter. The decrease is primarily due to the lower balance of FFELP Loans we serviced.

Our Business Services segment includes intercompany loan servicing fees from servicing the FFELP Loans in our FFELP Loans segment. The average balance of this portfolio was $103 billion and $121 billion for the quarters ended March 31, 2014 and 2013, respectively. The decline in average balance of FFELP loans outstanding along with the related intercompany loan servicing revenue from the year-ago period is primarily the result of normal amortization of the portfolio, as well as the sale of our Residual Interests in $12 billion of securitized FFELP loans in the first half of 2013.

Third-party loan servicing income for the current quarter compared with the prior-year period increased $13 million, primarily due to the increase in ED servicing revenue (discussed below) as well as a result of the sale of Residual Interests in FFELP Loan securitization trusts in 2013. (See “FFELP Loans Segment” for further discussion.) When we sold the Residual Interests, we retained the right to service the loans in the trusts. As such, servicing income that had previously been recorded as intercompany loan servicing is now recognized as third-party loan servicing income.

We are servicing approximately 5.8 million accounts under the ED Servicing Contract as of March 31, 2014, compared with 5.7 million and 4.8 million accounts serviced at December 31, 2013 and March 31, 2013, respectively. Third-party loan servicing fees in the quarters ended March 31, 2014 and 2013 included $31 million and $23 million, respectively, of servicing revenue related to the ED Servicing Contract.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Our contingency revenue consists of fees we receive for asset recovery on delinquent debt on behalf of third-party clients performed on a contingent basis. Contingency revenue increased $12 million in the current quarter compared with the year-ago quarter as a result of the higher asset recovery volume.

The following table presents the outstanding inventory of contingent asset recovery receivables that our Business Services segment will collect on behalf of others. We expect the inventory of FFELP contingent asset recovery receivables to decline over time as a result of the elimination of FFELP.

(Dollars in millions)	March 31, 2014	December 31, 2013	March 31, 2013
Contingent asset recovery receivables:
Student loans	$13,168	$13,481	$13,549
Other	2,734	2,693	2,239

Total	$15,902	$16,174	$15,788

In 2013, we sold our Campus Solutions and 529 college savings plan administration. The results related to these businesses for all periods presented have been reclassified as discontinued operations and are shown on an after-tax basis.

Revenues related to services performed on FFELP Loans accounted for 76 percent and 80 percent, respectively, of total segment revenues for the quarters ended March 31, 2014 and 2013.

Operating Expenses — Business Services Segment

Operating expenses for our Business Services segment primarily include costs incurred to service our FFELP Loan portfolio, third-party servicing and asset recovery costs, and other operating costs. The increase in operating expenses of $11 million in the quarter ended March 31, 2014, respectively, compared with the year-ago period was primarily the result of an increase in our third-party servicing and asset recovery activities. This increase in activity resulted in a $26 million increase in related revenue over the same period.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

FFELP Loans Segment

The following table includes “Core Earnings” results for our FFELP Loans segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2013 vs. 2012
“Core Earnings” interest income:
FFELP Loans	$523	$599	(13)%
Cash and investments	1	2	(50)

Total “Core Earnings” interest income	524	601	(13)
Total “Core Earnings” interest expense	293	340	(14)

Net “Core Earnings” interest income	231	261	(11)
Less: provision for loan losses	10	16	(38)

Net “Core Earnings” interest income after provision for loan losses	221	245	(10)
Gains on sales of loans and investments	—	55	(100)
Servicing revenue	11	23	(52)

Total other income	11	78	(86)
Direct operating expenses	125	157	(20)
Restructuring and other reorganization expenses	—	—	—

Total expenses	125	157	(20)

Income from continuing operations, before income tax expense	107	166	(36)
Income tax expense	41	62	(34)

“Core Earnings”	$66	$104	(37)%

“Core Earnings” from the FFELP Loans segment were $66 million in the first quarter of 2014, compared with $104 million in the year-ago quarter. The decrease is primarily due to the $55 million gain from the sale of the Residual Interest in a FFELP Loan securitization trust in the year-ago quarter, as well as a reduction in net interest income due to the decrease in FFELP Loans outstanding. Key financial measures include:

•	Net interest margin of .87 percent in the first quarter of 2014 compared with .83 percent in the year-ago quarter (see “FFELP Loan Net Interest Margin” for a further discussion of this increase).

•	The provision for loan losses of $10 million in the first quarter of 2014 decreased from $16 million in the year-ago quarter.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

FFELP Loan Net Interest Margin

The following table includes the “Core Earnings” basis FFELP Loan net interest margin along with reconciliation to the GAAP-basis FFELP Loan net interest margin.

	Three Months Ended March 31,
	2014	2013
“Core Earnings” basis FFELP Loan yield	2.56%	2.61%
Hedged Floor Income	.29	.25
Unhedged Floor Income	.05	.06
Consolidation Loan Rebate Fees	(.65)	(.68)
Repayment Borrower Benefits	(.11)	(.11)
Premium amortization	(.10)	(.14)

“Core Earnings” basis FFELP Loan net yield	2.04	1.99
“Core Earnings” basis FFELP Loan cost of funds	(1.09)	(1.06)

“Core Earnings” basis FFELP Loan spread	.95	.93
“Core Earnings” basis other interest-earning asset spread impact	(.08)	(.10)

“Core Earnings” basis FFELP Loan net interest margin(1)	0.87%	.83%

“Core Earnings” basis FFELP Loan net interest margin(1)	.87%	.83%
Adjustment for GAAP accounting treatment(2)	.44	.40

GAAP-basis FFELP Loan net interest margin(1)	1.31%	1.23%

(1)	The average balances of our FFELP “Core Earnings” basis interest-earning assets for the respective periods are:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
FFELP Loans	$103,734	$121,855
Other interest-earning assets	3,895	5,555

Total FFELP “Core Earnings” basis interest-earning assets	$107,629	$127,410

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

As of March 31, 2014, our FFELP Loan portfolio totaled approximately $103 billion, comprised of $39 billion of FFELP Stafford loans and $64 billion of FFELP Consolidation Loans. The weighted-average life of these portfolios is 4.9 years and 9.2 years, respectively, assuming a Constant Prepayment Rate (“CPR”) of 4 percent and 3 percent, respectively.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Floor Income

The following table analyzes the ability of the FFELP Loans in our portfolio to earn Floor Income after March 31, 2014 and 2013, based on interest rates as of those dates.

	March 31, 2014			March 31, 2013
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income	$88.4	$12.9	$101.3	$102.9	$14.6	$117.5
Less: post-March 31, 2006 disbursed loans required to rebate Floor Income	(44.7)	(.9)	(45.6)	(52.9)	(1.0)	(53.9)
Less: economically hedged Floor Income Contracts	(27.2)	—	(27.2)	(31.7)	—	(31.7)

Student loans eligible to earn Floor Income	$16.5	$12.0	$28.5	$18.3	$13.6	$31.9

Student loans earning Floor Income	$16.4	$1.6	$18.0	$18.3	$1.9	$20.2

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average balance of FFELP Consolidation Loans for which Fixed Rate Floor Income has been economically hedged through Floor Income Contracts for the period April 1, 2014 to June 30, 2016. The hedges related to these loans do not qualify as accounting hedges.

(Dollars in billions)	April 1, 2014 to December 31, 2014	2015	2016
Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged(1)	$27.2	$27.2	$10.4

(1)

The remaining projected unamortized net Floor premium balance (pre-tax) related to Floor Income Contracts as of December 31, 2014, 2015 and 2016 is $314 million, $77 million and $0 million, respectively.

FFELP Loan Provision for Loan Losses and Charge-Offs

The following table summarizes the total FFELP Loan provision for loan losses and charge-offs for the three months March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
FFELP Loan provision for loan losses	$10	$16
FFELP Loan charge-offs	22	22

Gains on Sales of Loans and Investments

The decrease in gains on sales of loans and investments for the quarter ended March 31, 2014 from the year-ago period was the result of a $55 million gain from the sale of the Residual Interest in a FFELP Loan securitization trust in the first-quarter 2013. We will continue to service the student loans in the trusts that were sold under existing agreements. The first-quarter 2013 sale removed securitization trust assets of $3.8 billion and related liabilities of $3.7 billion from the balance sheet.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Operating Expenses — FFELP Loans

Operating expenses for our FFELP Loans segment primarily include the contractual rates we pay to service loans in term asset-backed securitization trusts or a similar rate if a loan is not in a term financing facility (which is presented as an intercompany charge from the Business Services segment who services the loans), the fees we pay for third-party loan servicing and costs incurred to acquire loans. The intercompany revenue charged by the Business Services segment and included in those amounts was $118 million and $149 million for the quarters ended March 31, 2014 and 2013, respectively. These amounts exceed the actual cost of servicing the loans. Operating expenses were 49 basis points and 52 basis points of average FFELP Loans in the quarters ended March 31, 2014 and 2013, respectively. The decrease in operating expenses of $32 million in the quarter ended March 31, 2014 compared with the year-ago period was primarily the result of the reduction in the average outstanding balance of our FFELP Loan portfolio.

Other Segment

The following table includes “Core Earnings” results of our Other segment.

	Three Months Ended March 31,		% Increase (Decrease)
(Dollars in millions)	2014	2013	2014 vs. 2013
Net interest loss after provision for loan losses	$(17)	$(8)	113%
Gains (losses) on sales of loans and investments	—	—	—
Gains on debt repurchases	—	29	(100)
Other	3	—	100

Total other income	3	29	(90)
Direct operating expenses	105	3	3,400
Overhead expenses:
Corporate overhead	40	35	14
Unallocated information technology costs	32	27	19

Total overhead expenses	72	62	16

Total operating expenses	177	65	172
Restructuring and other reorganization expenses	26	10	160

Total expenses	203	75	171

Loss before income tax benefit	(217)	(54)	302
Income tax benefit	(83)	(20)	315

“Core Earnings” (loss)	$(134)	$(34)	294%

Net Interest Loss after Provision for Loan Losses

Net interest loss after provision for loan losses includes net interest income related to our corporate liquidity portfolio as well as net interest income and provision expense related to our mortgage and consumer loan portfolios.

Gains on Debt Repurchases

We repurchased $0 million and $927 million face amount of our debt for the quarters ended March 31, 2014 and 2013, respectively. Debt repurchase activity will fluctuate based on market fundamentals and our liability management strategy.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Direct Operating Expenses — Other Segment

The primary driver of the increase in direct operating expenses was $103 million of additional reserve recorded in 2014 for pending regulatory matters (see Part II. “Other Information,” Item 1. “Legal Proceedings — Regulatory Matters”).

Overhead — Other Segment

Corporate overhead is comprised of costs related to executive management, the board of directors, accounting, finance, legal, human resources and stock-based compensation expense. Unallocated information technology costs are related to infrastructure and operations. The increase in overhead from fourth-quarter 2013 was primarily the result of $10 million of seasonal stock-based compensation expense.

Restructuring and Other Reorganization Expenses — Other Segment

Restructuring and other reorganization expenses for the quarter ended March 31, 2014 were $26 million compared with $10 million in the year-ago quarter. For the quarter ended March 31, 2014, these consisted of expenses primarily related to third-party costs incurred in connection with the Company’s previously announced plan to separate its existing organization into two, distinct publicly traded companies.

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Balance	Rate	Balance	Rate
Average Assets
FFELP Loans	$103,734	2.53%	$121,855	2.45%
Private Education Loans	38,945	6.70	38,406	6.58
Other loans	98	9.69	133	9.36
Cash and investments	8,080	.17	9,878	.19

Total interest-earning assets	150,857	3.48%	170,272	3.25%

Non-interest-earning assets	4,124		4,567

Total assets	$154,981		$174,839

Average Liabilities and Equity
Short-term borrowings	$13,258	.82%	$19,070	1.03%
Long-term borrowings	133,116	1.53	146,977	1.44

Total interest-bearing liabilities	146,374	1.47%	166,047	1.39%

Non-interest-bearing liabilities	2,982		3,674
Equity	5,625		5,118

Total liabilities and equity	$154,981		$174,839

Net interest margin		2.06%		1.89%

Rate/Volume Analysis — GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Increase (Decrease)	Change Due To(1)
(Dollars in millions)		Rate	Volume
Three Months Ended March 31, 2014 vs. 2013
Interest income	$(70)	$92	$(162)
Interest expense	(41)	29	(70)

Net interest income	$(29)	$66	$(95)

(1)

Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Summary of our Student Loan Portfolio

Ending Student Loan Balances, net

	March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$682	$—	$682	$3,001	$3,683
Grace, repayment and other(2)	37,886	63,159	101,045	36,599	137,644

Total, gross	38,568	63,159	101,727	39,600	141,327
Unamortized premium/(discount)	589	426	1,015	(681)	334
Receivable for partially charged-off loans	—	—	—	1,297	1,297
Allowance for loan losses	(69)	(38)	(107)	(2,059)	(2,166)

Total student loan portfolio	$39,088	$63,547	$102,635	$38,157	$140,792

% of total FFELP	38%	62%	100%
% of total	28%	45%	73%	27%	100%

	December 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total student loan portfolio:
In-school(1)	$742	$—	$742	$2,629	$3,371
Grace, repayment and other(2)	38,752	64,178	102,930	36,371	139,301

Total, gross	39,494	64,178	103,672	39,000	142,672
Unamortized premium/(discount)	602	433	1,035	(704)	331
Receivable for partially charged-off loans	—	—	—	1,313	1,313
Allowance for loan losses	(75)	(44)	(119)	(2,097)	(2,216)

Total student loan portfolio	$40,021	$64,567	$104,588	$37,512	$142,100

% of total FFELP	38%	62%	100%
% of total	28%	46%	74%	26%	100%

(1)	Loans for customers still attending school and are not yet required to make payments on the loan.

(2)	Includes loans in deferment or forbearance.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Average Student Loan Balances (net of unamortized premium/discount)

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$39,682	$64,052	$103,734	$38,945	$142,679
% of FFELP	38%	62%	100%
% of total	28%	45%	73%	27%	100%

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Private Education Loans	Total Portfolio
Total	$43,721	$78,134	$121,855	$38,406	$160,261
% of FFELP	36%	64%	100%
% of total	27%	49%	76%	24%	100%

Student Loan Activity

	Three Months Ended March 31, 2014
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$40,021	$64,567	$104,588	$37,512	$142,100
Acquisitions and originations	278	175	453	1,522	1,975
Capitalized interest and premium/discount amortization	307	304	611	211	822
Consolidations to third parties	(404)	(277)	(681)	(33)	(714)
Sales	—	—	—	—	—
Repayments and other	(1,114)	(1,222)	(2,336)	(1,055)	(3,391)

Ending balance	$39,088	$63,547	$102,635	$38,157	$140,792

	Three Months Ended March 31, 2013
(Dollars in millions)	FFELP Stafford and Other	FFELP Consolidation Loans	Total FFELP Loans	Total Private Education Loans	Total Portfolio
Beginning balance	$44,289	$81,323	$125,612	$36,934	$162,546
Acquisitions and originations	101	53	154	1,405	1,559
Capitalized interest and premium/discount amortization	295	313	608	200	808
Consolidations to third parties	(445)	(275)	(720)	(24)	(744)
Sales(1)	(72)	(3,749)	(3,821)	—	(3,821)
Repayments and other	(1,163)	(1,475)	(2,638)	(1,050)	(3,688)

Ending balance	$43,005	$76,190	$119,195	$37,465	$156,660

(1)	Includes $3.7 billion of student loans in connection with the sale of Residual Interests in FFELP Loan securitization trusts.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Student Loan Allowance for Loan Losses Activity

	Three Months Ended March 31,
	2014			2013
(Dollars in millions)	FFELP Loans	Private Education Loans	Total Portfolio	FFELP Loans	Private Education Loans	Total Portfolio
Beginning balance	$119	$2,097	$2,216	$159	$2,171	$2,330
Less:
Charge-offs(1)	(22)	(218)	(240)	(22)	(232)	(254)
Student loan sales	—	—	—	(6)	—	(6)
Plus:
Provision for loan losses	10	175	185	16	225	241
Reclassification of interest reserve(2)	—	5	5	—	6	6

Ending balance	$107	$2,059	$2,166	$147	$2,170	$2,317

Troubled debt restructuring(3)	$—	$9,241	$9,241	$—	$7,714	$7,714

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

(3)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Originations

The following table summarizes our Private Education Loan originations.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Smart Option — interest only(1)	$372	$365
Smart Option — fixed pay(1)	483	439
Smart Option — deferred(1)	661	590
Other	14	17

Total Private Education Loan originations	$1,530	$1,411

(1)

Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See “Consumer Lending Portfolio Performance — Private Education Loan Repayment Options” for further discussion.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Consumer Lending Portfolio Performance

Private Education Loan Delinquencies and Forbearance

The table below presents our Private Education Loan delinquency trends.

	Private Education Loan Delinquencies
	March 31,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$7,075		$6,434
Loans in forbearance(2)	1,216		1,101
Loans in repayment and percentage of each status:
Loans current	29,156	93.1%	29,069	92.2%
Loans delinquent 31-60 days(3)	655	2.1	731	2.3
Loans delinquent 61-90 days(3)	430	1.4	491	1.6
Loans delinquent greater than 90 days(3)	1,068	3.4	1,242	3.9

Total Private Education Loans in repayment	31,309	100%	31,533	100%

Total Private Education Loans, gross	39,600		39,068
Private Education Loan unamortized discount	(681)		(772)

Total Private Education Loans	38,919		38,296
Private Education Loan receivable for partially charged-off loans	1,297		1,339
Private Education Loan allowance for losses	(2,059)		(2,170)

Private Education Loans, net	$38,157		$37,465

Percentage of Private Education Loans in repayment		79.1%		80.7%

Delinquencies as a percentage of Private Education Loans in repayment		6.9%		7.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.7%		3.4%

Loans in repayment greater than 12 months as a percentage of loans in repayment(4)		84.8%		79.1%

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Allowance for Private Education Loan Losses

The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Allowance at beginning of period	$2,097	$2,171
Provision for Private Education Loan losses	175	225
Charge-offs(1)	(218)	(232)
Reclassification of interest reserve(2)	5	6

Allowance at end of period	$2,059	$2,170

Charge-offs as a percentage of average loans in repayment (annualized)	2.8%	3.0%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	2.7%	2.9%
Allowance as a percentage of ending total loans	5.0%	5.4%
Allowance as a percentage of ending loans in repayment	6.6%	6.9%
Average coverage of charge-offs (annualized)	2.3	2.3
Ending total loans(3)	$40,897	$40,407
Average loans in repayment	$31,416	$31,645
Ending loans in repayment	$31,309	$31,533

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

The following table provides the detail for our traditional and non-traditional Private Education Loans for the quarters ended.

	March 31, 2014			March 31, 2013
(Dollars in millions)	Traditional	Non- Traditional	Total	Traditional	Non- Traditional	Total
Ending total loans(1)	$37,617	$3,280	$40,897	$36,746	$3,661	$40,407
Ending loans in repayment	29,116	2,193	31,309	29,022	2,511	31,533
Private Education Loan allowance for losses	1,583	476	2,059	1,643	527	2,170
Charge-offs as a percentage of average loans in repayment (annualized)	2.3%	9.5%	2.8%	2.5%	8.7%	3.0%
Allowance as a percentage of ending total loan balance	4.2%	14.5%	5.0%	4.5%	14.4%	5.4%
Allowance as a percentage of ending loans in repayment	5.4%	21.7%	6.6%	5.7%	21.0%	6.9%
Average coverage of charge-offs (annualized)	2.3	2.3	2.3	2.3	2.4	2.3
Delinquencies as a percentage of Private Education Loans in repayment	6.0%	18.3%	6.9%	6.7%	20.5%	7.8%
Delinquencies greater than 90 days as a percentage of Private Education Loans in repayment	2.9%	10.0%	3.4%	3.3%	11.2%	3.9%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.5%	6.3%	3.7%	3.2%	5.1%	3.4%
Loans that entered repayment during the period(2)	$528	$11	$539	$553	$23	$576
Percentage of Private Education Loans with a cosigner	71%	31%	68%	69%	30%	66%
Average FICO at origination	730	625	723	728	624	720

(1)	Ending total loans represent gross Private Education Loans, plus the receivable for partially charged-off loans.

(2)	Includes loans that are required to make a payment for the first time.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

Receivable for Partially Charged-Off Private Education Loans

At the end of each month, for loans that are 212 days past due, we charge off the estimated loss of a defaulted loan balance. Actual recoveries are applied against the remaining loan balance that was not charged off. We refer to this remaining loan balance as the “receivable for partially charged-off loans.” If actual periodic recoveries are less than expected, the difference is immediately charged off through the allowance for loan losses with an offsetting reduction in the receivable for partially charged-off Private Education Loans. If actual periodic recoveries are greater than expected, they will be reflected as a recovery through the allowance for Private Education Loan losses once the cumulative recovery amount exceeds the cumulative amount originally expected to be recovered. Private Education Loans which defaulted between 2008 and 2013 for which we have previously charged off estimated losses have, to varying degrees, not met our post-default recovery expectations to date and

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

may continue not to do so. According to our policy, we have been charging off these periodic shortfalls in expected recoveries against our allowance for Private Education Loan losses and the related receivable for partially charged-off Private Education Loans and we will continue to do so. There was $334 million and $209 million in the allowance for Private Education Loan losses at March 31, 2014 and 2013, respectively, providing for possible additional future charge-offs related to the receivable for partially charged-off Private Education Loans (see “Consumer Lending Segment — Private Education Loan Provision for Loan Losses and Charge-Offs” for a further discussion).

The following table summarizes the activity in the receivable for partially charged-off Private Education Loans.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Receivable at beginning of period	$1,313	$1,347
Expected future recoveries of current period defaults(1)	71	78
Recoveries(2)	(61)	(68)
Charge-offs(3)	(26)	(18)

Receivable at end of period	1,297	1,339
Allowance for estimated recovery shortfalls(4)	(334)	(209)

Net receivable at end of period	$963	$1,130

(1)	Represents the difference between the defaulted loan balance and our estimate of the amount to be collected in the future.

(2)	Current period cash recoveries.

(3)

Represents the current period recovery shortfall — the difference between what was expected to be collected and what was actually collected. These amounts are included in total charge-offs as reported in the “Allowance for Private Education Loan Losses” table.

(4)

The allowance for estimated recovery shortfalls of the receivable for partially charged-off Private Education Loans is a component of the $2.1 billion and $2.2 billion overall allowance for Private Education Loan losses as of March 31, 2014 and 2013, respectively.

Use of Forbearance as a Private Education Loan Recovery Tool

Forbearance involves granting the customer a temporary cessation of payments (or temporary acceptance of smaller than scheduled payments) for a specified period of time. Using forbearance extends the original term of the loan. Forbearance does not grant any reduction in the total repayment obligation (principal or interest). While in forbearance status, interest continues to accrue and is capitalized to principal when the loan re-enters repayment status. Our forbearance policies include limits on the number of forbearance months granted consecutively and the total number of forbearance months granted over the life of the loan. In some instances, we require good-faith payments before granting forbearance. Exceptions to forbearance policies are permitted when such exceptions are judged to increase the likelihood of recovery of the loan. Forbearance as a recovery tool is used most effectively when applied based on a customer’s unique situation, including historical information and judgments. We leverage updated customer information and other decision support tools to best determine who will be granted forbearance based on our expectations as to a customer’s ability and willingness to repay their obligation. This strategy is aimed at mitigating the overall risk of the portfolio as well as encouraging cash resolution of delinquent loans.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

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

The table below reflects the historical effectiveness of using forbearance. Our experience has shown that three years after being granted forbearance for the first time, 66 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and 20 percent have defaulted. The default experience associated with loans which utilize forbearance is considered in our allowance for loan losses. The number of loans in a forbearance status as a percentage of loans in repayment and forbearance increased to 3.7 percent in the first quarter of 2014 compared with 3.4 percent in the year-ago quarter. As of March 31, 2014, one percent of loans in current status were delinquent as of the end of the prior month, but were granted a forbearance that made them current as of March 31, 2014 (customers made payments on approximately 34 percent of these loans as a prerequisite to being granted forbearance).

Tracking by First Time in Forbearance Compared to All Loans Entering Repayment — Portfolio data through March 31, 2014
	Status distribution 36 months after being granted forbearance for the first time	Status distribution 36 months after entering repayment (all loans)	Status distribution 36 months after entering repayment for loans never entering forbearance
In-school/grace/deferment	9.8%	9.1%	5.5%
Current	51.2	59.9	67.7
Delinquent 31-60 days	3.1	2.0	.4
Delinquent 61-90 days	1.9	1.1	.1
Delinquent greater than 90 days	4.7	2.7	.3
Forbearance	3.8	3.0	—
Defaulted	20.2	11.4	7.6
Paid	5.3	10.8	18.4

Total	100%	100%	100%

The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans that are delinquent greater than 90 days or that are in forbearance status decreases the longer the loans have been in active repayment status.

At March 31, 2014, loans in forbearance status as a percentage of loans in repayment and forbearance were 7.2 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.3 percent for loans that have been in active repayment status for more than 48 months. Approximately 63 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

At March 31, 2014, loans in repayment that are delinquent greater than 90 days as a percentage of loans in repayment were 5.0 percent for loans that have been in active repayment status for less than 25 months. The percentage drops to 1.9 percent for loans that have been in active repayment status for more than 48 months. Approximately 46 percent of our Private Education Loans in repayment that are delinquent greater than 90 days status has been in active repayment status less than 25 months.

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
March 31, 2014	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$7,075	$7,075
Loans in forbearance	559	208	177	121	151	—	1,216
Loans in repayment — current	4,271	4,580	4,611	4,609	11,085	—	29,156
Loans in repayment — delinquent 31-60 days	147	134	121	95	158	—	655
Loans in repayment — delinquent 61-90 days	98	94	79	62	97	—	430
Loans in repayment — delinquent greater than 90 days	230	266	198	151	223	—	1,068

Total	$5,305	$5,282	$5,186	$5,038	$11,714	$7,075	39,600

Unamortized discount							(681)
Receivable for partially charged-off loans							1,297
Allowance for loan losses							(2,059)

Total Private Education Loans, net							$38,157

Loans in forbearance as a percentage of loans in repayment and forbearance	10.5%	3.9%	3.4%	2.4%	1.3%	—%	3.7%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	4.8%	5.2%	4.0%	3.1%	1.9%	—%	3.4%

(Dollars in millions)	Monthly Scheduled Payments Due					Not Yet in Repayment
March 31, 2013	0 to 12	13 to 24	25 to 36	37 to 48	More than 48		Total
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$6,434	$6,434
Loans in forbearance	587	184	145	79	106	—	1,101
Loans in repayment — current	5,645	5,156	5,345	4,505	8,418	—	29,069
Loans in repayment — delinquent 31-60 days	252	139	132	85	123	—	731
Loans in repayment — delinquent 61-90 days	189	95	82	54	71	—	491
Loans in repayment — delinquent greater than 90 days	513	260	204	115	150	—	1,242

Total	$7,186	$5,834	$5,908	$4,838	$8,868	$6,434	39,068

Unamortized discount							(772)
Receivable for partially charged-off loans							1,339
Allowance for loan losses							(2,170)

Total Private Education Loans, net							$37,465

Loans in forbearance as a percentage of loans in repayment and forbearance	8.2%	3.2%	2.5%	1.6%	1.2%	—%	3.4%

Loans in repayment — delinquent greater than 90 days as a percentage of loans in repayment	7.8%	4.6%	3.5%	2.4%	1.7%	—%	3.9%

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

The table below stratifies the portfolio of Private Education Loans in forbearance by the cumulative number of months the customer has used forbearance as of the dates indicated.

	March 31, 2014		March 31, 2013
(Dollars in millions)	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months customer has used forbearance
Up to 12 months	$913	75%	$867	79%
13 to 24 months	200	16	178	16
More than 24 months	103	9	56	5

Total	$1,216	100%	$1,101	100%

Private Education Loan Repayment Options

Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of March 31, 2014.

	Loan Program
(Dollars in millions)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$ 21,765	$ 8,385	$1,159	$31,309
$ in total	26,660	11,735	1,205	39,600
Payment method by enrollment status:

In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month

Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

The graduated repayment program that is part of Signature and Other Loans includes an interest-only payment feature that may be selected at the option of the customer. Customers elect to participate in this program at the time they enter repayment following their grace period. This program is available to customers in repayment, after their grace period, who would like a temporary lower payment from the required principal and interest payment amount. Customers participating in this program pay monthly interest with no amortization of their principal balance for up to 48 payments after entering repayment (dependent on the loan product type). The maturity date of the loan is not extended when a customer participates in this program. As of March 31, 2014 and 2013, customers in repayment owing approximately $4.2 billion (13 percent of loans in repayment) and $6.1 billion (19 percent of loans in repayment), respectively, were enrolled in the interest-only program. Of these amounts, 9 percent and 10 percent were non-traditional loans as of March 31, 2014 and 2013, respectively.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

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

	Accrued Interest Receivable
(Dollars in millions)	Total	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2014	$1,024	$40	$59
December 31, 2013	$1,023	$48	$66
March 31, 2013	$918	$48	$68

FFELP Loan Portfolio Performance

FFELP Loan Delinquencies and Forbearance

The table below presents our FFELP Loan delinquency trends.

	FFELP Loan Delinquencies
	March 31,
	2014		2013
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$13,016		$17,324
Loans in forbearance(2)	15,650		15,430
Loans in repayment and percentage of each status:
Loans current	62,721	85.9%	71,792	84.2%
Loans delinquent 31-60 days(3)	3,059	4.2	4,186	4.9
Loans delinquent 61-90 days(3)	1,784	2.4	2,441	2.9
Loans delinquent greater than 90 days(3)	5,497	7.5	6,885	8.0

Total FFELP Loans in repayment	73,061	100%	85,304	100%

Total FFELP Loans, gross	101,727		118,058
FFELP Loan unamortized premium	1,015		1,284

Total FFELP Loans	102,742		119,342
FFELP Loan allowance for losses	(107)		(147)

FFELP Loans, net	$102,635		$119,195

Percentage of FFELP Loans in repayment		71.8%		72.3%

Delinquencies as a percentage of FFELP Loans in repayment		14.2%		15.8%

FFELP Loans in forbearance as a percentage of loans in repayment and forbearance		17.6%		15.3%

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Allowance for FFELP Loan Losses

The following table summarizes changes in the allowance for FFELP Loan losses.

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Allowance at beginning of period	119	159
Provision for FFELP Loan losses	10	16
Charge-offs	(22)	(22)
Student loan sales	—	(6)

Allowance at end of period	$107	$147

Charge-offs as a percentage of average loans in repayment (annualized)	.12%	.10%
Charge-offs as a percentage of average loans in repayment and forbearance (annualized)	.10%	.09%
Allowance as a percentage of ending total loans, gross	.10%	.12%
Allowance as a percentage of ending loans in repayment	.15%	.17%
Allowance coverage of charge-offs (annualized)	1.2	1.6
Ending total loans, gross	$101,727	$118,058
Average loans in repayment	$73,496	$87,256
Ending loans in repayment	$73,061	$85,304

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

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

We have unsecured debt that totaled, as of March 31, 2014, approximately $17.9 billion. This unsecured debt, after the Spin-Off, is the debt of a wholly-owned Navient subsidiary, Navient, LLC. On April 30, 2014, three rating agencies took negative ratings actions with regard to our long-term unsecured debt ratings. Fitch lowered its rating one notch to BB and changed its rating outlook to stable. Moody’s lowered its rating two notches to Ba3 and changed its rating outlook to stable. S&P lowered its rating two notches to BB and changed its rating outlook to stable. As a result of S&P’s action, all three credit rating agencies now rate our long-term unsecured debt at below investment grade. This could result in higher cost of funds and our senior unsecured debt to trade with greater volatility.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

The negative actions taken by the credit rating agencies were based on concerns that the Spin-Off will have a negative impact on the holders of Navient, LLC’s senior unsecured debt following the Spin-Off. According to their ratings reports, these concerns primarily focus on Navient’s loss of access to the earnings, cash flow, equity and potential market value of Sallie Mae Bank, the run-off of the FFELP Loan portfolio and the growth of other fee businesses to replace the earnings that are in run-off, refinancing risk, and the potential for new and more onerous rules and regulations.

We expect to fund our ongoing liquidity needs, including the origination of new Private Education Loans and the repayment of $1.0 billion of senior unsecured debt (after the Spin-Off the senior unsecured debt became an obligation of Navient, LLC, a wholly-owned subsidiary of Navient) that matures in the next twelve months, primarily through our current cash and investment portfolio, the issuance of additional bank deposits and unsecured debt, the predictable operating cash flows provided by earnings, the repayment of principal on unencumbered student loan assets and the distributions from our securitization trusts (including servicing fees which are priority payments within the trusts). We may also draw down on our secured FFELP facilities; we may also issue term ABS.

Currently, new Private Education Loan originations are initially funded through deposits and subsequently securitized to term. We have $1.4 billion of cash at Sallie Mae Bank as of March 31, 2014 available to fund future originations. We no longer originate FFELP Loans and therefore no longer have liquidity requirements for new FFELP Loan originations, but will continue to opportunistically purchase FFELP Loan portfolios from others.

Sources of Liquidity and Available Capacity

Ending Balances

(Dollars in millions)	March 31, 2014	December 31, 2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,516	$3,015
Sallie Mae Bank(1)	1,361	2,284

Total unrestricted cash and liquid investments	$3,877	$5,299

Unencumbered FFELP Loans:
Holding Company and other non-bank subsidiaries	$1,441	$1,259
Sallie Mae Bank	1,395	1,425

Total unencumbered FFELP Loans	$2,836	$2,684

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Average Balances

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$2,180	$2,820
Sallie Mae Bank(1)	1,505	1,229

Total unrestricted cash and liquid investments	$3,685	$4,049

Unencumbered FFELP Loans:
Holding Company and other non-bank subsidiaries	$1,670	$655
Sallie Mae Bank	1,411	1,040

Total unencumbered FFELP Loans	$3,081	$1,695

(1)	This amount will be used primarily to originate or acquire student loans at Sallie Mae Bank. See discussion below on restrictions on Sallie Mae Bank to pay dividends.

Liquidity may also be available under secured credit facilities to the extent we have eligible collateral and capacity available. Maximum borrowing capacity under the FFELP Loan — other facilities will vary and be subject to each agreement’s borrowing conditions, including, among others, facility size, current usage and availability of qualifying collateral from unencumbered FFELP Loans. As of March 31, 2014 and December 31, 2013, the maximum additional capacity under these facilities was $12.7 billion and $10.6 billion, respectively. For the three months ended March 31, 2014 and 2013, the average maximum additional capacity under these facilities was $12.3 billion and $10.8 billion, respectively.

We also hold a number of other unencumbered assets, consisting primarily of Private Education Loans and other assets. Total unencumbered student loans, net, comprised $16.0 billion of our unencumbered assets of which $13.2 billion and $2.8 billion related to Private Education Loans, net and FFELP Loans, net, respectively. At March 31, 2014, we had a total of $24.2 billion of unencumbered assets inclusive of those described above as sources of primary liquidity and exclusive of goodwill and acquired intangible assets.

Sallie Mae Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, Sallie Mae Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, Sallie Mae Bank’s capital and surplus would not be impaired. While applicable Utah and FDIC regulations differ in approach as to determinations of impairment of capital and surplus, neither method of determination has historically required Sallie Mae Bank to obtain consent to the payment of dividends. Sallie Mae Bank paid no dividends for the three months ended March 31, 2014. For the three months ended March 31, 2013, Sallie Mae Bank paid dividends of $120 million.

In addition to the foregoing, Sallie Mae Bank’s annual business plans are periodically reviewed by the FDIC. Recently the FDIC expressed its objection to the payment of dividends from Sallie Mae Bank to the Company prior to the completion of the Spin-Off. The bases for the objection are unrelated to the current capitalization of Sallie Mae Bank or the results of its operations. The FDIC has stated its preference that Sallie Mae Bank refrain from making periodic dividends to the Company for any reason other than the payment of the normal quarterly cash dividend paid by the Company to holders of its two series of preferred stock until all terms of the pending formal enforcement action with the FDIC are resolved and the Spin-Off has been completed. Sallie Mae Bank does not expect to declare such a dividend prior to the occurrence of the Spin-Off and not doing

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

so will not materially or adversely affect the financial condition, operations or liquidity of the Company and its subsidiaries taken as a whole. If the FDIC continues its general objection to the payment of dividends from Sallie Mae Bank to its parent for an extended period of time after the completion of the Spin-Off, our financial condition, operations, liquidity and ability to access capital markets could be materially and adversely affected.

For further discussion of our various sources of liquidity, such as Sallie Mae Bank, our continued access to the ABS market, our asset-backed financing facilities, and our issuance of unsecured debt, see “Note 6 — Borrowings” in our 2013 Form 10-K.

The following table reconciles encumbered and unencumbered assets and their net impact on total tangible equity.

(Dollars in billions)	March 31, 2014	December 31, 2013
Net assets of consolidated variable interest entities (encumbered assets) — FFELP Loans	$4.6	$4.6
Net assets of consolidated variable interest entities (encumbered assets) — Private Education Loans	6.5	6.7
Tangible unencumbered assets — Holding Company and other non-bank subsidiaries(1)	13.6	13.1
Tangible unencumbered assets — Sallie Mae Bank(1)	10.6	10.7
Unsecured debt	(27.3)	(27.9)
Mark-to-market on unsecured hedged debt(2)	(0.8)	(0.8)
Other liabilities, net	(2.0)	(1.2)

Total tangible equity	$5.2	$5.2

(1)	Excludes goodwill and acquired intangible assets.

(2)

At March 31, 2014 and December 31, 2013, there were $640 million and $612 million, respectively, of net gains on derivatives hedging this debt in unencumbered assets, which partially offset these losses.

First-Quarter 2014 Financing Transactions

The following financing transactions have taken place in the first quarter of 2014:

Unsecured Financings:

•	March 27, 2014 — issued $850 million senior unsecured bonds.

FFELP Loan Financings:

•	January 28, 2014 — issued $994 million FFELP Loan ABS.

•	March 27, 2014 — issued $992 million FFELP Loan ABS.

Private Education Loan Financings:

•	March 6, 2014 — issued $676 million Private Education Loan ABS.

FFELP ABCP Facility

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Shareholder distributions

In the first-quarter 2014, we paid a common stock dividend of $0.15 per share.

In the first-quarter 2014, we repurchased 8 million shares of common stock for $200 million, fully utilizing the Company’s 2013 share repurchase program authorization.

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

The table below highlights exposure related to our derivative counterparties at March 31, 2014.

(Dollars in millions)	SLM Corporation and Sallie Mae Bank Contracts	Securitization Trust Contracts
Exposure, net of collateral(1)	$75	$947
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	51%	30%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	44%	0%

(1)

Our securitization trusts had total net exposure of $770 million related to financial institutions located in France; of this amount, $577 million carries a guaranty from the French government. The total exposure relates to $5.1 billion notional amount of cross-currency interest rate swaps held in our securitization trusts, of which $3.3 billion notional amount carries a guaranty from the French government. Counterparties to the cross currency interest rate swaps are required to post collateral when their credit rating is withdrawn or downgraded below a certain level. As of March 31, 2014, no collateral was required to be posted and we are not holding any collateral related to these contracts. Adjustments are made to our derivative valuations for counterparty credit risk. The adjustments made at March 31, 2014 related to derivatives with French financial institutions (including those that carry a guaranty from the French government) decreased the derivative asset value by $57 million. Credit risks for all derivative counterparties are assessed internally on a continual basis.

“Core Earnings” Basis Borrowings

The following tables present the ending balances of our “Core Earnings” basis borrowings at March 31, 2014 and December 31, 2013, and average balances and average interest rates of our “Core Earnings” basis borrowings for the three months ended March 31, 2014 and 2013. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment. (See “‘Core Earnings’ — Definition and Limitations — Differences between ‘Core Earnings’ and GAAP — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” of this Item 2).

Ending Balances

	March 31, 2014			December 31, 2013
(Dollars in millions)	Short Term	Long Term	Total	Short Term	Long Term	Total
Unsecured borrowings:
Senior unsecured debt	$1,046	$16,836	$17,882	$2,213	$16,056	$18,269
Bank deposits	5,964	2,755	8,719	6,133	2,807	8,940
Other(1)	684	—	684	691	—	691

Total unsecured borrowings	7,694	19,591	27,285	9,037	18,863	27,900

Secured borrowings:
FFELP Loan securitizations	—	90,608	90,608	—	90,756	90,756
Private Education Loan securitizations	—	18,861	18,861	—	18,835	18,835
FFELP Loan — other facilities	3,919	4,400	8,319	4,715	5,311	10,026
Private Education Loan — other facilities	—	597	597	—	843	843

Total secured borrowings	3,919	114,466	118,385	4,715	115,745	120,460

Total before hedge accounting adjustments	11,613	134,057	145,670	13,752	134,608	148,360
Hedge accounting adjustments	13	2,120	2,133	43	2,040	2,083

Total	$11,626	$136,177	$147,803	$13,795	$136,648	$150,443

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposures.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Secured borrowings comprised 81 percent and 81 percent of our “Core Earnings” basis debt outstanding at March 31, 2014 and December 31, 2013, respectively.

Average Balances

	Three Months Ended March 31,
	2014		2013
(Dollars in millions)	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings:
Senior unsecured debt	$17,637	3.63%	$18,324	3.17%
Bank deposits	8,921	1.03	7,552	1.22
Other(1)	729	.12	1,396	.22

Total unsecured borrowings	27,287	2.69	27,272	2.48

Secured borrowings:
FFELP Loan securitizations	90,391	.99	102,532	.97
Private Education Loan securitizations	18,664	2.02	19,712	2.06
FFELP Loan — other facilities	9,264	.94	15,612	1.02
Private Education Loan — other facilities	768	1.30	919	1.74

Total secured borrowings	119,087	1.15	138,775	1.13

Total	$146,374	1.44%	$166,047	1.35%

“Core Earnings” average balance and rate	$146,374	1.44%	$166,047	1.35%
Adjustment for GAAP accounting treatment	—	.03	—	.04

GAAP basis average balance and rate	$146,374	1.47%	$166,047	1.39%

(1)	“Other” primarily consists of the obligation to return cash collateral held related to derivative exposure.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of our critical accounting policies, which include allowance for loan losses, premium and discount amortization related to our loan portfolio, fair value measurement, transfers of financial assets and the VIE consolidation model, derivative accounting and goodwill and intangible assets can be found in our 2013 Form 10-K. There were no significant changes to these critical accounting policies during the first three months of 2014.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

Our interest rate risk management seeks to limit the impact of short-term movements in interest rates on our results of operations and financial position. The following tables summarize the potential effect on earnings over the next 12 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2014 and December 31, 2013, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the funding index increases 25 basis points while holding the asset index constant, if the funding index is different than the asset index. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date and does not take into account new assets, liabilities or hedging instruments that may arise in 2014.

	As of March 31, 2014			As of March 31, 2013
	Impact on Annual Earnings If:			Impact on Annual Earnings If:
	Interest Rates		Funding Indices	Interest Rates		Funding Indices
(Dollars in millions, except per share amounts)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)	Increase 100 Basis Points	Increase 300 Basis Points	Increase 25 Basis Points(1)
Effect on Earnings:
Change in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(11)	$37	$(225)	$(32)	$(17)	$(281)
Unrealized gains (losses) on derivative and hedging activities	214	331	1	368	593	(2)

Increase in net income before taxes	$203	$368	$(224)	$336	$576	$(283)

Increase in diluted earnings per common share	$.47	$.85	$(.51)	$.73	$1.26	$(.62)

(1)	If an asset is not funded with the same index/frequency reset of the asset then it is assumed the funding index increases 25 basis points while holding the asset index constant.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

	At March 31, 2014
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values:
Assets
FFELP Loans	$103,058	$(565)	(1)%	$(1,130)	(1)%
Private Education Loans	38,862	—	—	—	—
Other earning assets	8,323	—	—	(1)	—
Other assets	7,357	(270)	(4)	(452)	(6)%

Total assets gain/(loss)	$157,600	$(835)	(1)%	$(1,583)	(1)%

Liabilities
Interest-bearing liabilities	$145,823	$(860)	(1)%	$(2,411)	(2)%
Other liabilities	3,071	177	6	1,077	35

Total liabilities (gain)/loss	$148,894	$(683)	—%	$(1,334)	(1)%

	At December 31, 2013
	Fair Value	Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)		$	%	$	%
Effect on Fair Values
Assets
FFELP Loans	$104,481	$(566)	(1)%	$(1,126)	(1)%
Private Education Loans	37,485	—	—	—	—
Other earning assets	9,732	—	—	(1)	—
Other assets	7,711	(278)	(4)	(435)	(6)

Total assets gain/(loss)	$159,409	$(844)	(1)%	$(1,562)	(1)%

Liabilities
Interest-bearing liabilities	$147,385	$(859)	(1)%	$(2,393)	(2)%
Other liabilities	3,458	58	2	805	23

Total liabilities (gain)/loss	$150,843	$(801)	(1)%	$(1,588)	(1)%

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

During the three months ended March 31, 2014 and 2013, certain FFELP Loans were earning Floor Income and we locked in a portion of that Floor Income through the use of Floor Income Contracts. The result of these

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

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

Under the scenario in the tables above labeled “Impact on Annual Earnings If: Funding Indices Increase 25 Basis Points,” the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities in both the March 31, 2014 and March 31, 2014 analyses is primarily the result of one-month LIBOR-indexed FFELP Loans being funded with three-month LIBOR and other non-discrete indexed liabilities. See “Asset and Liability Funding Gap” of this Item 7A. for a further discussion. Increasing the spread between indices will also impact the unrealized gains (losses) on derivative and hedging activities as it relates to basis swaps that hedge the mismatch between the asset and funding indices.

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

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2014. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

Management analyzes interest rate risk and in doing so includes all derivatives that are economically hedging our debt whether they qualify as effective hedges or not (“Core Earnings” basis). Accordingly, we are also presenting the asset and liability funding gap on a “Core Earnings” basis in the table that follows the GAAP presentation.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

GAAP-Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.3	$—	$5.3
Prime	annual	.6	—	.6
Prime	quarterly	3.8	—	3.8
Prime	monthly	18.5	—	18.5
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	82.2	(82.2)
1-month LIBOR	monthly	15.3	39.5	(24.2)
1-month LIBOR daily	daily	96.4	—	96.4
CMT/CPI Index	monthly/quarterly	—	1.0	(1.0)
Non-Discrete reset(3)	monthly	—	10.8	(10.8)
Non-Discrete reset(4)	daily/weekly	8.3	5.2	3.1
Fixed Rate(5)		8.0	17.7	(9.7)

Total		$156.5	$156.5	$—

(1)	FFELP Loans of $45.3 billion ($41.0 billion LIBOR index and $4.3 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that qualify as hedges.

(3)	Funding consists of auction rate asset-backed securities and FFELP Loan-other facilities.

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

“Core Earnings” Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets(1)	Funding(2)	Funding Gap
3-month Treasury bill	weekly	$5.3	$—	$5.3
Prime	annual	.6	—	.6
Prime	quarterly	3.8	—	3.8
Prime	monthly	18.5	1.5	17.0
Prime	daily	—	.1	(.1)
PLUS Index	annual	.3	—	.3
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	—	66.9	(66.9)
1-month LIBOR	monthly	15.3	51.8	(36.5)
1-month LIBOR	daily	96.4	5.0	91.4
Non-Discrete reset(3)	monthly	—	10.8	(10.8)
Non-Discrete reset(4)	daily/weekly	8.3	5.2	3.1
Fixed Rate(5)		5.8	13.0	(7.2)

Total		$154.3	$154.3	$—

(1)	FFELP Loans of $18.1 billion ($16.1 billion LIBOR index and $2.0 billion Treasury bill index) are currently earning a fixed rate of interest as a result of the low interest rate environment.

(2)	Funding (by index) includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(3)	Funding consists of auction rate asset-backed securities and FFELP Loan-other facilities.

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

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2014.

(Averages in Years)	Weighted Average Life
Earning assets
Student loans	7.4
Other loans	7.4
Cash and investments	.1

Total earning assets	7.0

Borrowings
Short-term borrowings	.2
Long-term borrowings	6.3

Total borrowings	5.8

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on this evaluation, our chief principal executive and principal financial officers concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our chief principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Most of these matters are claims against our servicing and asset recovery subsidiaries by borrowers and debtors alleging the violation of state or federal laws in connection with servicing or asset recovery activities on their student loans and other debts. In addition, our asset recovery subsidiaries are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that those subsidiaries have violated a federal or state law in the process of collecting their accounts.

For a description of these items and other litigation to which we are a party, please see our 2013 Form 10-K and subsequent filings with the SEC.

Regulatory Update

Previously on April 16, 2014, Existing SLM announced its financial results for the quarter ended March 31, 2014, the last consolidated quarter of operations of Existing SLM Corporation prior to the separation of Navient Corporation (“Navient”). In the April 16, 2014 announcement, Existing SLM reported it had reserved $70 million for estimated amounts and costs that were probable of being incurred for expected compliance remediation efforts relating to pending regulatory matters with the Department of Justice (“ DOJ”) and the Federal Deposit Insurance Corporation (“FDIC”), which are discussed in more detail below. Since that time, and based on additional information and discussions, we have determined that an additional charge in the amount of $103 million should be taken in the first quarter of 2014 to further reserve against the pending settlements of previously reported regulatory matters with the FDIC and DOJ. In addition, this includes amounts to provide for the voluntary restitution that we now understand Navient has decided to make with respect to certain assessed late fees on loans it owns in connection with these settlements. While the final cost of resolving these proceedings remains uncertain at this time, we believe based on current facts and circumstances the additional $103 million charge is both probable of being incurred and is a reasonable estimate of our exposure.

Pursuant to the Separation and Distribution Agreement among SLM Corporation, New BLC Corporation and Navient dated as of April 28, 2014 entered into in connection with the separation of Navient from SLM Corporation, all liabilities arising out of the FDIC and DOJ matters, other than fines or penalties directly levied against Sallie Mae Bank, will be the responsibility of, or assumed by, Navient, and Navient will indemnify and hold harmless SLM Corporation and its subsidiaries, including Sallie Mae Bank, therefrom.

As previously reported, Sallie Mae Bank remains subject to a cease and desist order originally issued in August 2008 by the FDIC and the Utah Department of Financial Institutions (“UDFI”). In July 2013, the FDIC first notified Sallie Mae Bank of plans to replace its order with a new formal enforcement action (the “Bank Order”) that more specifically addresses certain cited violations of Section 5 of the FTCA, including the disclosures and assessments of certain late fees, as well as alleged violations under the Servicemembers Civil Relief Act (“SCRA”). In November 2013, the FDIC indicated an additional enforcement action would be issued against Sallie Mae, Inc., now known as Navient Solutions, Inc. (“NSI”) (the “NSI Order”; the Bank Order and

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

the NSI Order, hereafter referred to as the “FDIC Orders”), in its capacity as a servicer of education loans for Sallie Mae Bank and other financial institutions.

Based on our discussions with the FDIC, we believe the FDIC intends to require restitution be made by NSI and Sallie Mae Bank pursuant to the FDIC Orders with respect to loans owned or originated by Sallie Mae Bank from November 28, 2005 until the effective date of the FDIC Orders.

In a related development, we understand that Navient has decided to voluntarily make restitution of certain assessed late fees to customers whose loans were neither owned nor originated by Sallie Mae Bank on the same basis and in the same manner as that made pursuant to the FDIC Orders. These credits are currently estimated to be $42 million.

With respect to alleged civil violations of the SCRA, Navient and Sallie Mae Bank remain engaged in negotiations regarding a comprehensive settlement, remediation and civil settlement plan with the DOJ, in its capacity as the agency having primary authority for enforcement of such matters. The DOJ inquiry covers all loans owned by Sallie Mae Bank or serviced by NSI from November 28, 2005 until the effective date of the settlement.

As previously disclosed, NSI also received Civil Investigative Demands (CIDs) from the Consumer Financial Protection Bureau (“CFPB”) as part of the CFPB’s separate investigation regarding allegations relating to Navient’s disclosures and assessment of late fees. Navient recently commenced discussions with the CFPB relating to the disclosures and assessment of late fees. Reserves have not been established for this matter. Navient and its subsidiaries will remain subject to the CIDs. Sallie Mae Bank is not currently subject to CFPB jurisdiction on these matters.

Preferred Stock Litigation

We previously reported that on January 28, 2014 and February 10, 2014, a stockholder of each of the Series B preferred stock and Series A preferred stock of the Company, respectively, filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company and its board of directors. The complaints were captioned William McCrady v. SLM Corporation et. al. , C.A. No 9285-VCL and James L. Myers v. SLM Corporation et. al. , C.A. No 9371-VCL, respectively. Each plaintiff purported to bring the complaint on behalf of a class consisting of the holders of the series of preferred stock he holds in connection with the spin-off of Navient from the Company. The complaints generally alleged, among other things, that the Company’s board of directors breached its fiduciary duties to the holders of such preferred stock and an implied covenant of good faith and fair dealing in structuring the proposed spin-off of Navient. On May 7, 2014, plaintiffs filed a notice of voluntary dismissal without prejudice, dismissing the consolidated class actions. On May 7, 2014, the Court entered an order dismissing the cases without prejudice.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2014.

(In millions, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 —January 31, 2014	2.2	$23.45	1.7	$161
February 1 —February 28, 2014	4.9	23.26	3.5	80
March 1 — March 31, 2014	3.4	24.87	3.2	—

Total first-quarter 2014	10.5	$23.82	8.4

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

The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2014 was $24.48.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Mine Safety Disclosures

Nothing to report.

Item 5.	Other Information

Nothing to report.

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.1	Letter Agreement, dated January 15, 2014 with Raymond J. Quinlan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on February 19, 2014)†

10.2	SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — Raymond J. Quinlan Signing Award (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 19, 2014)†

10.3	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet — 2014†

10.4	Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet — 2014†

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

The information and financial reports contained in this Quarterly Report on Form 10-Q do not reflect the subsequent Spin-Off of Navient on April 30, 2014. Carved out audited consolidated financial statements on a stand-alone basis for each of the three years ended December 31, 2013, 2012 and 2011, as well as certain unaudited pro forma condensed financial and statistical information of Sallie Mae and its subsidiaries effective March 31, 2014 are contained in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2014