Form 10-Q
period 2014-06-30
SLM CORP
filed 2014-07-24
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2014
Common Stock, $0.20 par value	422,936,478 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$1,524,176	$2,182,865
Available-for-sale investments at fair value (cost of $150,117 and $106,977, respectively)	149,399	102,105
Loans held for investment (net of allowance for losses of $60,527 and $68,081, respectively)	8,793,971	7,931,377
Other interest-earning assets	45,417	4,355
Accrued interest receivable	453,461	356,283
Premises and equipment, net	77,833	74,188
Acquired intangible assets, net	4,241	6,515
Tax indemnification receivable	270,198	—
Other assets	60,643	48,976
Total assets	$11,379,339	$10,706,664

Liabilities
Deposits	$8,890,209	$9,001,550
Income taxes payable, net	323,467	162,205
Upromise related liabilities	301,160	307,518
Other liabilities	126,239	69,248
Total liabilities	9,641,075	9,540,521

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 0 shares issued, respectively, at stated value of $50 per share	165,000	—
Series B: 4 million and 0 shares issued, respectively, at stated value of $100 per share	400,000	—
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 423 million and 0 shares issued, respectively	84,659	—
Additional paid-in capital	1,071,916	—
Navient's subsidiary investment	—	1,164,495
Accumulated other comprehensive (loss) income (net of tax (benefit) expense of ($354) and ($1,849), respectively)	(365)	(3,024)
Retained earnings	20,167	—
Total SLM Corporation stockholders' equity before treasury stock	1,741,377	1,161,471
Less: Common stock held in treasury at cost: 359 million and 0 shares, respectively	(3,113)	—
Noncontrolling interest	—	4,672
Total equity	1,738,264	1,166,143
Total liabilities and equity	$11,379,339	$10,706,664

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans	$162,238	$122,212	$322,273	$253,781
Investments	2,236	5,638	3,204	11,624
Cash and cash equivalents	1,099	1,038	1,965	1,770
Total interest income	165,573	128,888	327,442	267,175
Interest expense:
Deposits	21,034	21,439	43,624	44,008
Other interest expense	—	32	41	49
Total interest expense	21,034	21,471	43,665	44,057
Net interest income	144,539	107,417	283,777	223,118
Less: provisions for loan losses	1,014	(1,015)	40,173	19,677
Net interest income after provisions for loan losses	143,525	108,432	243,604	203,441
Noninterest income:
Gains on sales of loans to affiliates, net	1,928	73,441	35,816	148,663
(Losses) gains on derivatives and hedging activities, net	(9,458)	(52)	(10,222)	558
Other	15,229	8,665	23,365	16,465
Total noninterest income	7,699	82,054	48,959	165,686
Expenses:
Compensation and benefits	31,667	26,821	61,334	56,585
Other operating expenses	28,812	39,772	62,744	70,602
Total operating expenses	60,479	66,593	124,078	127,187
Acquired intangible asset impairment and amortization expense	1,156	714	2,995	1,428
Restructuring and other reorganization expenses	13,520	84	13,749	107
Total expenses	75,155	67,391	140,822	128,722
Income before income tax expense	76,069	123,095	151,741	240,405
Income tax expense	31,941	46,973	60,599	91,738
Net income	44,128	76,122	91,142	148,667
Less: net loss attributable to noncontrolling interest	—	(347)	(434)	(686)
Net income attributable to SLM Corporation	44,128	76,469	91,576	149,353
Preferred stock dividends	3,228	—	3,228	—
Net income attributable to SLM Corporation common stock	$40,900	$76,469	$88,348	$149,353

Basic earnings per common share attributable to SLM Corporation	$0.10	$0.17	$0.21	$0.34
Average common shares outstanding	422,805	439,972	424,751	445,309
Diluted earnings per common share attributable to SLM Corporation	$0.09	$0.17	$0.20	$0.33
Average common and common equivalent shares outstanding	430,750	448,064	432,689	453,231

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$44,128	$76,122	$91,142	$148,667
Other comprehensive income (loss):
Unrealized gain (loss) on investments	2,749	(15,625)	4,155	37,769
Total unrealized gains (losses) on investments	2,749	(15,625)	4,155	37,769
Income tax (expense) benefit	(962)	5,955	(1,496)	(14,327)
Other comprehensive income (loss), net of tax benefit (expense)	1,787	(9,670)	2,659	23,442
Comprehensive income	45,915	66,452	93,801	172,109
Less: comprehensive loss attributable to noncontrolling interest	—	(347)	(434)	(686)
Total comprehensive income attributable to SLM Corporation	$45,915	$66,799	$94,235	$172,795

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Total SLM Corporation Equity	Non-controlling interest	Total Equity

Balance at March 31, 2013	$1,056,783	$47,460	$1,104,243	$5,685	$1,109,928
Net income (loss)	76,469	—	76,469	(347)	76,122
Other comprehensive loss, net of tax	—	(9,670)	(9,670)	—	(9,670)
Total comprehensive income (loss)	—	—	66,799	(347)	66,452
Net transfers from affiliate	29,570	—	29,570	—	29,570
Balance at June 30, 2013	$1,162,822	$37,790	$1,200,612	$5,338	$1,205,950

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity	Non-controlling interest	Total Equity
Balance at March 31, 2014	—	—	—	—	$—	$—	$—	$1,229,187	$(2,152)	$—	$—	$1,227,035	$4,238	$1,231,273
Net income	—	—	—	—	—	—	—	20,725	—	23,403	—	44,128	—	44,128
Other comprehen-sive income, net of tax	—	—	—	—	—	—	—	—	1,787	—	—	1,787	—	1,787
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	45,915	—	45,915
Net transfers from affiliate	—	—	—	—	—	—	—	462,165	—	—	—	462,165	—	462,165
Separation adjustments related to Spin-Off of Navient Corporation	7,300,000	422,790,320	—	422,790,320	565,000	84,558	1,062,519	(1,712,077)	—	—	—	—	—	—
Sale of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(4,238)	(4,238)
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	—	(1,917)	—	(1,917)	—	(1,917)
Preferred Stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	—	(1,311)	—	(1,311)	—	(1,311)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	8	—	—	(8)	—	—	—	—
Issuance of common shares	—	504,929	—	504,929	—	101	2,344	—	—	—	—	2,445	—	2,445
Stock-based compensation expense	—	—	—	—	—	—	7,045	—	—	—	—	7,045	—	7,045
Shares repurchased related to employee stock-based compensation plans	—	—	(358,771)	(358,771)	—	—	—	—	—	—	(3,113)	(3,113)	—	(3,113)
Balance at June 30, 2014	7,300,000	423,295,249	(358,771)	422,936,478	$565,000	$84,659	$1,071,916	$—	$(365)	$20,167	$(3,113)	$1,738,264	$—	$1,738,264
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Total SLM Corporation Equity	Non-controlling interest	Total Equity

Balance at December 31, 2012	$1,068,928	$14,348	$1,083,276	$6,024	$1,089,300
Net income (loss)	149,353		149,353	(686)	148,667
Other comprehensive income, net of tax	—	23,442	23,442	—	23,442
Total comprehensive (loss)	—	—	172,795	(686)	172,109
Net transfers to affiliate	(55,459)	—	(55,459)	—	(55,459)
Balance at June 30, 2013	$1,162,822	$37,790	$1,200,612	$5,338	$1,205,950

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity	Non-controlling interest	Total Equity
Balance at December 31, 2013	—	—	—	—	$—	$—	$—	$1,164,495	$(3,024)	$—	$—	$1,161,471	$4,672	$1,166,143
Net income (loss)	—	—	—	—	—	—	—	68,173	—	23,403	—	91,576	(434)	91,142
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	2,659	—	—	2,659	—	2,659
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	94,235	(434)	93,801
Net transfers from affiliate	—	—	—	—	—	—	—	479,409	—	—	—	479,409	—	479,409
Separation adjustments related to Spin-Off of Navient Corporation	7,300,000	422,790,320	—	422,790,320	565,000	84,558	1,062,519	(1,712,077)	—	—	—	—	—	—
Sale of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(4,238)	(4,238)
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	—	(1,917)	—	(1,917)	—	(1,917)
Preferred Stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	—	(1,311)	—	(1,311)	—	(1,311)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	8	—	—	(8)		—	—	—
Issuance of common shares	—	504,929	—	504,929	—	101	2,344	—	—	—	—	2,445	—	2,445
Stock-based compensation expense	—	—	—	—	—	—	7,045	—	—	—	—	7,045	—	7,045
Shares repurchased related to employee stock-based compensation plans	—	—	(358,771)	(358,771)	—	—	—	—	—	—	(3,113)	(3,113)	—	(3,113)
Balance at June 30, 2014	7,300,000	423,295,249	(358,771)	422,936,478	$565,000	$84,659	$1,071,916	$—	$(365)	$20,167	$(3,113)	$1,738,264	$—	$1,738,264
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net income	$91,142	$148,667
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	40,173	19,677
Tax provision	60,599	91,738
Amortization of FDIC fees	—	1,046
Amortization of brokered deposit placement fee	5,222	4,879
Amortization of deferred loan origination costs and fees, net	847	616
Net amortization (accretion) of discount on investments	236	(4,342)
Depreciation of premises and equipment	1,642	1,694
Amortization and impairment of acquired intangibles	2,995	1,428
Stock-based compensation expense	8,468	9,229
Interest rate swap	8,025	(452)
Gains on sale of loans to affiliates, net	(35,816)	(148,663)
Changes in operating assets and liabilities:
Net decrease in loans held for sale	6,183	2,521
Origination of loans held for sale	(6,183)	(2,521)
Increase in accrued interest receivable	(175,919)	(119,723)
Increase in other interest-earning assets	(41,062)	(1,107)
(Increase) decrease in other assets	(18,946)	(17,888)
Increase (decrease) in income tax payable	(199,782)	(10,315)
Decrease in accrued interest payable	(2,931)	(1,498)
Increase in payable due to Navient	11,109	5,892
Increase (decrease) in other liabilities	12,140	(41,204)
Total adjustments	(323,000)	(208,993)
Total net cash provided by (used in) operating activities	(231,858)	(60,326)
Investing activities
Loans acquired and originated	(32,796)	(185,190)
Net proceeds from sales of loans held for investment	755,746	1,825,406
Net increase in loans held for investment	(1,512,009)	(1,465,830)
Purchases of available-for-sale securities	(47,087)	(15,966)
Proceeds from sales and maturities of available-for-sale securities	3,712	10,996
Total net cash (used in) provided by investing activities	(832,434)	169,416
Financing activities
Net (decrease) in brokered certificates of deposit	(841,965)	(521,740)
Net (decrease) increase in NOW account deposits	(18,214)	2,179
Net increase in High Yield Savings Deposits	647,864	414
Net increase in Retail Certificates of Deposit	5,143	13,335
Net increase in MMDA deposits	133,510	484,357
Net decrease in deposits with entity that is a subsidiary of Navient	(5,633)	(110,486)
Special cash contribution from Navient	472,718	—
Net capital contributions (to) from entity that is a subsidiary of Navient	15,408	76,262
Preferred stock dividends paid	(3,228)	—
Dividend paid to entity that is a subsidiary of Navient	—	(120,000)
Net cash provided by (used in) financing activities	405,603	(175,679)
Net decrease in cash and cash equivalents	(658,689)	(66,589)
Cash and cash equivalents at beginning of period	2,182,865	1,599,082

Cash and cash equivalents at end of period	$1,524,176	$1,532,493
Cash disbursements made for:
Interest	$42,819	$39,866
Income taxes paid	$199,782	$10,315

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The financial reporting and accounting policies of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we” or “us”) conform to generally accepted accounting principles in the United States of America (“GAAP”). In conjunction with the Spin-Off (as herein after defined), our consolidated financial statements are comprised of financial information relating to Sallie Mae Bank (the “Bank”), Upromise, Inc. ("Upromise") and the Private Education Loan origination functions. We use “Private Education Loans” to mean education loans to students or their families that are non-federal loans and loans not insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). Also included in our financial statements are certain general corporate overhead expenses allocated to the Company.
On April 30, 2014, we completed our plan to legally separate into two distinct publicly traded entities - an education loan management, servicing and asset recovery business, Navient Corporation (“Navient”), and a consumer banking business, SLM Corporation. The separation of Navient from SLM Corporation (the “Spin-Off”) was preceded by an internal corporate reorganization, which was the first step to separate the education loan management, servicing and asset recovery business from the consumer banking business.  As a result of a holding company merger under Section 251(g) of the Delaware General Corporation Law (“DGCL”), which is referred to herein as the “SLM Merger,” all of the shares of then existing SLM Corporation’s common stock were converted, on a 1-to-1 basis, into shares of common stock of New BLC Corporation, a newly formed company that was a subsidiary of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”), and, pursuant to the SLM Merger, New BLC Corporation replaced then existing SLM Corporation as the publicly-traded registrant and changed its name to SLM Corporation. As part of the internal corporate reorganization, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business remained with or were transferred to the newly constituted SLM Corporation. The separation and distribution were accounted for on a substantially tax-free basis.
The timing and steps necessary to complete the Spin-Off and comply with the Securities and Exchange Commission ("SEC") reporting requirements, including the replacement of pre-Spin-Off SLM Corporation with our current publicly-traded registrant, have resulted in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 19, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 12, 2014, providing business results and financial information for the periods reported therein on the basis of the consolidated businesses of pre-Spin-Off SLM. While information contained in those prior reports may provide meaningful historical context for the Company’s business, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is our first periodic report made on the basis of the post-Spin-Off business of the Company.
At the time of the Spin-Off transaction, we had a targeted starting equity balance of $1,710 million. To achieve the targeted equity balance we retained $565 million of preferred stock and approximately $473 million of cash to offset the obligation attributable to the principal of the Series A Preferred Stock and the Series B Preferred Stock.
These carve-out financial statements are presented on a basis of accounting that reflects a change in reporting entity and have been adjusted for the effects of the Spin-Off. These carve-out financial statements and selected financial information represent only those operations, assets, liabilities and equity that form Sallie Mae on a stand-alone basis. Because the Spin-Off occurred on April 30, 2014, these financial statements represent the carved out financial results for the first four months of 2014 and actual results for the two months ended June 30, 2014. All prior period amounts represent carved-out amounts.
Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions.
Allowance for Private Education Loan Losses
We maintain an allowance for loan losses at an amount sufficient to absorb probable losses incurred in our portfolios at the reporting date based on a projection of estimated probable credit losses incurred in the portfolio.
We analyze our portfolio to determine the effects that the various stages of delinquency and forbearance have on borrower default behavior and ultimate charge-off activity. We estimate the allowance for loan losses for our loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

loan receivable may progress through the various delinquency stages and ultimately charge off. We may also take into account the current and future economic environment and other qualitative factors when calculating the allowance for loan losses.
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Our default estimates are based on a loss confirmation period (loss confirmation period represents the expected period between a loss event and when management considers the debt to be uncollectible), taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance.
Prior to the Spin-Off, the Bank exercised its right and sold substantially all of the Private Education Loans it originated that became delinquent or were granted forbearance to one or more of its then affiliates. Because of this arrangement, the Bank did not hold many loans in forbearance. As a result, the Bank had very little historical forbearance activity and very few delinquencies.
In connection with the Spin-Off, the agreement under which the Bank previously made these sales was amended so that the Bank now only has the right to require Navient to purchase loans only where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At June 30, 2014, we held approximately $1.3 billion of Split Loans.
Pre-Spin-Off SLM’s default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies must now focus exclusively on loans 60 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period (120 days). In addition, we changed our loss confirmation period from two years to one year to reflect the shorter charge-off policy and our revised servicing practices. These two changes resulted in a $14 million net reduction in our allowance for loan losses because we are now only reserving for one year of losses as compared with two years under the prior policy, which more than offset the impact of the shorter charge-off period.
The one-year estimate underlying the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, or account management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for loan losses on our consolidated statements of income.

Separately, for our troubled debt restructurings ("TDR") portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate. Our TDR portfolio is comprised mostly of loans with interest rate reductions and forbearance usage greater than three months.
Income Taxes
In connection with the Spin-Off, the Company will be the taxpayer legally responsible for $283 million of deferred taxes payable (installment payments due quarterly through 2018) in connection with gains recognized by pre-Spin-Off SLM on debt repurchases in prior years. As part of the tax sharing agreement between the Company and Navient, Navient has agreed to fully pay us for these deferred taxes due. An indemnification receivable of $264 million was recorded, which represents the fair value of the future payments under the agreement based a discounted cash flow model. We will accrue interest income on the indemnification receivable using the interest method.
The Company also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. If there is an adjustment to the indemnified uncertain tax liability, an offsetting adjustment to the indemnification receivable will be recorded as pre-tax adjustment to the income statement.
As of the date of the Spin-Off on April 30, 2014, we recorded a liability of $310 million ($283 million related to deferred taxes and $27 million related to uncertain tax positions) and an indemnification receivable of $291 million ($310 million less the $19 million discount). As of June 30, 2014, the liability balance is $303 million ($283 million related to deferred taxes and $20 million related to uncertain tax positions) and the indemnification receivable balance is $270 million ($250 million related to deferred taxes and $20 million related to uncertain tax positions).

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Investments

The amortized cost and fair value of securities available for sale are as follows:

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$150,117	$1,736	$(2,454)	$149,399
Available for sale securities	$150,117	$1,736	$(2,454)	$149,399

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$106,977	$706	$(5,578)	$102,105
Available for sale securities	$106,977	$706	$(5,578)	$102,105

Our investment portfolio is comprised of mortgage-backed securities issued by Ginnie Mae and Fannie Mae, with amortized cost of $74,563, $68,435 and $7,119, respectively, at June 30, 2014. We own these securities to meet our requirements under the Community Reinvestment Act. As of June 30, 2014, there were 13 of 47 separate mortgage-backed securities with unrealized losses in our investment portfolio. As of December 31, 2013, there were 20 of 33 separate mortgage-backed securities with unrealized losses in our investment portfolio. As of June 30, 2014, 7 of the 13 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae. We have the ability and the intent to hold these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
The expected payments on mortgage-backed securities may not coincide with their contractual maturities because borrowers have the right to prepay certain obligations. Accordingly, these securities are not included in a maturities distribution.
The mortgage-backed securities have been pledged to the Federal Reserve Bank (“FRB”) as collateral against any advances and accrued interest under the Primary Credit program or any other program sponsored by the FRB. We had $138,458 and $103,049 par value of mortgage-backed securities pledged to this borrowing facility at June 30, 2014 and December 31, 2013, respectively, as discussed further in Note 6, “Borrowed Funds.”
As of June 30, 2014, the amortized cost and fair value of securities, by contractual maturities, were as follows:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

Year of Maturity	Amortized Cost	Estimated Fair Value
2038	$767	$837
2039	13,186	14,111
2042	29,173	27,515
2043	76,126	75,974
2044	30,865	30,962
Total	$150,117	$149,399

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3. Loans Held for Investment
Loans Held for Investment consist of Private Education Loans and FFELP Loans.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this additional risk through historical risk-performance underwriting strategies and the addition of qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
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
Loans held for investment are summarized as follows:

	June 30,	December 31,
	2014	2013
Private Education Loans	$7,482,794	$6,563,342
Unearned discounts	7,746	5,063
Allowance for loan losses	(54,315)	(61,763)
Total Private Education Loans, net	7,436,225	6,506,642

FFELP Loans	1,360,107	1,426,972
Unamortized acquisition costs, net	3,851	4,081
Allowance for loan losses	(6,212)	(6,318)
Total FFELP Loans, net	1,357,746	1,424,735

Loans held for investment, net	$8,793,971	$7,931,377

The estimated weighted average life of Private Education Loans in our portfolio was approximately 6.6 years and 7.0 years at June 30, 2014 and December 31, 2013, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates are summarized as follows:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$7,350,825	8.23%	$5,533,745	8.2%
FFELP Loans	1,374,291	3.33	1,087,954	3.32
Total portfolio	$8,725,116		$6,621,699

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$7,382,565	8.19%	$5,863,633	8.13%
FFELP Loans	1,387,358	3.27	1,064,303	3.3
Total portfolio	$8,769,923		$6,927,936

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Allowance for Loan Losses
Our provisions for Private Education Loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe that the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See Note 1, “Significant Accounting Policies - Allowance for Private Education Loan Losses” for a more detailed discussion.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended June 30, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,181	$71,453	$77,634
Total provision	685	329	1,014
Charge-offs(1)	(654)	—	(654)
Student loan sales(2)	—	(17,467)	(17,467)
Ending Balance	$6,212	$54,315	$60,527
Allowance:
Ending balance: individually evaluated for impairment	$—	$1,037	$1,037
Ending balance: collectively evaluated for impairment	$6,212	$53,278	$59,490
Loans:
Ending balance: individually evaluated for impairment	$—	$4,508	$4,508
Ending balance: collectively evaluated for impairment	$1,360,107	$7,478,286	$8,838,393
Charge-offs as a percentage of average loans in repayment (annualized)	0.07%	—%
Allowance as a percentage of the ending total loan balance	0.46%	0.73%
Allowance as a percentage of the ending loans in repayment	0.66%	1.23%
Allowance coverage of charge-offs (annualized)	2.40	—
Ending total loans, gross	$1,360,107	$7,482,794
Average loans in repayment	$973,894	$4,322,356
Ending loans in repayment	$947,972	$4,425,573

     (1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on delinquent loans sold prior to the Spin-Off to an entity that is now a subsidiary of Navient, recorded at the time of sale.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended June 30, 2013
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$4,199	$65,381	$69,580
Total provision	951	(1,966)	(1,015)
Charge-offs(1)	(534)	—	(534)
Student loan sales(2)	—	(12,546)	(12,546)
Ending Balance	$4,616	$50,869	$55,485
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$4,616	$50,869	$55,485
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,162,476	$5,383,128	$6,545,604
Charge-offs as a percentage of average loans in repayment (annualized)	0.06%	—%
Allowance as a percentage of the ending total loan balance	0.40%	0.94%
Allowance as a percentage of the ending loans in repayment	0.56%	1.65%
Allowance coverage of charge-offs (annualized)	2.16	—
Ending total loans, gross	$1,162,476	$5,383,128
Average loans in repayment	$825,038	$3,243,513
Ending loans in repayment	$824,523	$3,081,929

(1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on delinquent loans sold prior to the Spin-Off to an entity that is now a subsidiary of Navient, recorded at the time of sale.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,318	$61,763	$68,081
Total provision	1,191	38,982	40,173
Charge-offs(1)	(1,297)	—	(1,297)
Student loan sales(2)	—	(46,430)	(46,430)
Ending Balance	$6,212	$54,315	$60,527
Allowance:
Ending balance: individually evaluated for impairment	$—	$1,037	$1,037
Ending balance: collectively evaluated for impairment	$6,212	$53,278	$59,490
Loans:
Ending balance: individually evaluated for impairment	$—	$4,508	$4,508
Ending balance: collectively evaluated for impairment	$1,360,107	$7,478,286	$8,838,393
Charge-offs as a percentage of average loans in repayment (annualized)	0.13%	—%
Allowance as a percentage of the ending total loan balance	0.46%	0.73%
Allowance as a percentage of the ending loans in repayment	0.66%	1.23%
Allowance coverage of charge-offs (annualized)	2.40	—
Ending total loans, gross	$1,360,107	$7,482,794
Average loans in repayment	$994,290	$4,354,878
Ending loans in repayment	$947,972	$4,425,573

(1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on delinquent loans sold prior to the Spin-Off to an entity that is now a subsidiary of Navient, recorded at the time of sale.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2013
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$3,971	$65,218	$69,189
Total provision	1,399	18,278	19,677
Charge-offs(1)	(754)	—	(754)
Student loan sales(2)	—	(32,627)	(32,627)
Ending Balance	$4,616	$50,869	$55,485
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$4,616	$50,869	$55,485
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,162,476	$5,383,128	$6,545,604
Charge-offs as a percentage of average loans in repayment (annualized)	0.09%	—%
Allowance as a percentage of the ending total loan balance	0.40%	0.94%
Allowance as a percentage of the ending loans in repayment	0.56%	1.65%
Allowance coverage of charge-offs (annualized)	3.00	—
Ending total loans, gross	$1,162,476	$5,383,128
Average loans in repayment	$825,038	$3,670,291
Ending loans in repayment	$824,523	$3,081,929

(1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on delinquent loans sold prior to the Spin-Off to an entity that is now a subsidiary of Navient, recorded at the time of sale.

All of our loans are collectively assessed for impairment except for loans classified as TDR's. Prior to the Spin-Off transaction that occurred on April 30, 2014, we did not have TDR loans because the loans were generally sold in the same month that the terms were restructured. Subsequent to May 1, 2014, we have individually assessed $4.5 million of Private Education Loans as TDRs. When these loans are determined to be impaired, we provide for an allowance for losses sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan's basis and the present value of expected future cash flows discounted at the loan's original effective interest rate.
Within the Private Education Loan portfolio, loans greater than 90 days past due are considered to be nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default, and therefore, we do not deem FFELP Loans as nonperforming from a credit risk standpoint at any point in their life cycle prior to claim payment, and continue to accrue interest through the date of claim.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
FFELP Loans are at least 97 percent insured and guaranteed as to their principal and accrued interest in the event of default; therefore, there is no key credit quality indicator that will have a material impact to our financial results. Included within our FFELP portfolio June 30, 2014 are $853 million of FFELP rehabilitation loans. These loans have previously defaulted but have subsequently been brought current according to a loan rehabilitation agreement. The credit performance on rehabilitation loans is worse than the remainder of our FFELP portfolio. At June 30, 2014 and December 31, 2013, 62.7 percent and 62.9 percent of our FFELP portfolio consisted of rehabilitation loans.
For Private Education Loans, the key credit quality indicators are school type, FICO scores, the existence of a cosigner, the loan status and loan seasoning. The school type/FICO score are assessed at origination and maintained through the loan designation. The following table highlights the gross principal balance of our Private Education Loan portfolio stratified by key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	June 30, 2014		December 31, 2013
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$6,715,407	90%	$5,898,751	90%
Without cosigner	767,387	10	664,591	10
Total	$7,482,794	100%	$6,563,342	100%

FICO at Origination:
Less than 670	$510,193	7%	$461,412	7%
670-699	1,108,321	15	1,364,286	21
700-749	2,357,153	31	1,649,192	25
Greater than or equal to 750	3,507,127	47	3,088,452	47
Total	$7,482,794	100%	$6,563,342	100%

Seasoning(2):
1-12 payments	$2,465,454	33%	$1,840,538	28%
13-24 payments	1,063,082	14	1,085,393	17
25-36 payments	512,958	7	669,685	10
37-48 payments	384,450	5	362,124	6
More than 48 payments	39,593	1	30,891	—
Not yet in repayment	3,017,257	40	2,574,711	39
Total	$7,482,794	100%	$6,563,342	100%

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

 The following tables provide information regarding the loan status and aging of past due loans.

	Private Education Loan Delinquencies
	June 30,		December 31,
	2014		2013
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,017,257		$2,574,711
Loans in forbearance(2)	39,964		16,314
Loans in repayment and percentage of each status:
Loans current	4,396,772	99.3%	3,933,143	99.0%
Loans delinquent 31-60 days(3)	21,381	0.5	28,854	0.7
Loans delinquent 61-90 days(3)	5,987	0.1	10,280	0.3
Loans delinquent greater than 90 days(3)	1,433	0.1	40	—
Total private education loans in repayment	4,425,573	100.0%	3,972,317	100.0%
Total private education loans, gross	7,482,794		6,563,342
Private education loans unamortized discount	7,746		5,063
Total private education loans	7,490,540		6,568,405
Private education loans allowance for losses	(54,315)		(61,763)
Private education loans, net	$7,436,225		$6,506,642
Percentage of private education loans in repayment		59.1%		60.5%
Delinquencies as a percentage of private education loans in repayment		0.7%		1.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		0.9%		0.4%

(1)
Deferment includes customers who have returned to school or are engaged in other permitted educational activities and are not yet required to make payments on the loans (e.g., residency periods for medical students or a grace period for bar exam preparation).

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
(Dollars in thousands, unless otherwise noted)

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater than 90 days Past Due	Allowance for Uncollectible Interest

June 30, 2014	$434,847	$69	$3,633
December 31, 2013	$333,857	$1	$4,076

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Deposits

The following table summarizes total deposits at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
Deposits - interest bearing	$9,503,559	$9,239,554
Deposits - non-interest bearing	42,455	55,036
Total Sallie Mae Bank deposits	9,546,014	9,294,590
Less: money market deposits with subsidiaries	(655,805)	(293,040)
Total deposits	$8,890,209	$9,001,550
Interest Bearing
Interest bearing deposits as of June 30, 2014 and December 31, 2013 consisted of non-maturity savings deposits, brokered and retail certificates of deposit and affiliated money market deposits, as discussed further below, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2,472 and $2,379 for the three months ended June 30, 2014 and 2013, respectively, and $5,222 and $4,879 for the six months ended June 30, 2014 and 2013, respectively. No fees were paid to third party brokers related to these certificates of deposit during the three and six months ended June 30, 2014 and 2013.
Historically, we have also offered consumer deposit products in the form of debit cards associated with interest bearing consumer (“NOW”) accounts to facilitate the distribution of financial aid refunds and other payables to students. These deposit products were serviced by third party providers. As of April 30, 2014, we no longer offer these products.
Interest bearing deposits at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014		December 31, 2013
	Amount	Qtr.-End Weighted Average Stated Rate	Amount	Year-End Weighted Average Stated Rate

Money market	$4,643,164	0.60%	$3,505,929	0.60%
Savings	727,350	0.81	743,742	0.81
NOW	—	—	18,214	0.12
Certificates of deposit	4,133,045	1.09	4,971,669	1.39
Deposits - interest bearing	$9,503,559		$9,239,554

 As of June 30, 2014 and December 31, 2013, there were $258,463 and $159,637 of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $10,167 and $13,097 at June 30, 2014 and December 31, 2013, respectively.

Money market deposits with affiliates

Our Upromise subsidiary maintains a money market deposit at the Bank which totaled $287,780 and $293,040 at June 30, 2014 and December 31, 2013, respectively, which was interest bearing. Interest expense incurred on these deposits during the three months ended June 30, 2014 and 2013 totaled $66 and $85, respectively and for the six months ended June 30, 2014 and 2013 totaled $117 and $192, respectively. The Company also maintains a money market deposit at the Bank which totaled $368,025 at June 30, 2014 and $0 at December 31, 2013.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Deposits (Continued)

NonInterest Bearing

Noninterest bearing deposits as of June 30, 2014 and December 31, 2013 consisted of money market deposit accounts and are summarized as follows:

	June 30,	December 31,
	2014	2013

Money market	$42,455	$55,036
Deposits - noninterest bearing	$42,455	$55,036

6. Borrowed Funds

The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100,000 at June 30, 2014. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the six months ended June 30, 2014 and 2013.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (“Window”). All borrowings at the Window must be fully collateralized. We pledged asset-backed and mortgage-backed securities, as well as FFELP consolidation and Private Education Loans to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2014 and December 31, 2013, the lendable value of our collateral at the FRB totaled $1,397,526 and $900,217, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the six months ended June 30, 2014 and 2013.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2014 and December 31, 2013, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2014 and 2013.

		June 30,	December 31,
	Location	2014	2013
Fair Values:

Interest rate swaps (receive - fixed/pay - variable)(1)	Other liabilities	$(1,036)	$—
Interest rate swaps (receive - fixed/pay - variable)	Other assets	—	612
Interest rate swaps (receive - variable/pay - fixed)	Other liabilities	(8,423)	—
Total fair value		$(9,459)	$612

Notional Amounts:

Interest rate swaps (receive - fixed/pay - variable)(1)		$2,811,060	$2,664,755
Interest rate swaps (receive - variable/pay - fixed)		1,076,779	—
Total notional		$3,887,839	$2,664,755

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2014	2013	2014	2013

Earnings impact:
Interest reclassification	Other noninterest income	$(2,427)	333	(1,967)	627
Hedge ineffectiveness	Other noninterest income	(7,031)	(385)	(8,255)	(69)
Realized gains	Interest expense	4,573	7,504	10,246	15,508
Total earnings impact		$(4,885)	$7,452	$24	$16,066

(1)	Interest rate swaps are hedged against certificates of deposit.

(2)	"Other" includes embedded derivatives bifurcated from investment securities.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Cash Collateral
Cash collateral held related to derivative exposure between the Company and its derivatives counterparties was $2,500 and $5,190 at June 30, 2014 and December 31, 2013, respectively. Collateral held is recorded in “Other Liabilities.” Cash collateral pledged related to derivative exposure between the Company and its derivatives counterparties was $39,569 and $40 at June 30, 2014 and December 31, 2013, respectively.

8. Stockholders' Equity

Preferred Stock
In connection with the Spin-Off, the Company, by reason of a statutory merger, succeeded pre-Spin-Off SLM as the issuer of the Series A Preferred Stock and the Series B Preferred Stock. At June 30, 2014, we had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). Neither series has a maturity date but can be redeemed at our option. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of our other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of our common stock.

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At June 30, 2014, 423 million shares were issued and outstanding and 34 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
Post Spin-Off, we do not intend to initiate a publicly announced share repurchase program as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld in connection with award exercises and vesting under our employee stock based compensation plans. The following table summarizes our common share repurchases and issuances associated with these programs.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2014	2013	2014	2013
Shares repurchased related to employee stock-based compensation plans(1)	358,771	3,040,788	358,771	5,365,363
Average purchase price per share	$8.62	$22.35	$8.62	$20.51
Common shares issued(2)	504,929	4,115,424	504,929	8,273,219

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2014 was $8.31.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Stockholders' Equity (Continued)

Investment with entities that are now subsidiaries of Navient

Prior to the Spin-Off transaction, there were transactions between us and affiliates of pre-Spin-Off SLM that are now subsidiaries of Navient. As part of the carve-out, these expenses were included in our results even though the actual payments for the expenses were paid by the aforementioned affiliates. As such, amounts equal to these payments have been treated as equity contributions in the table below. Certain payments made by us to these affiliates prior to the Spin-Off transaction were treated as dividends.

Net transfers (to)/from the entity that is now a subsidiary of Navient are included within Navient's subsidiary investment on the consolidated statements of changes in equity. The components of the net transfers (to)/from the entity that is now a subsidiary of Navient are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capital contributions:
Loan origination activities	$7,184	$33,367	$32,452	$58,629
Loan sales	—	—	45	25
Corporate overhead activities	3,461	15,731	21,216	33,115
Other	491,936	617	492,368	734
Total capital contributions	502,581	49,715	546,081	92,503
Dividend	—	—	—	(120,000)
Corporate push-down	(761)	(1,641)	4,977	5,627
Net change in income tax accounts	—	—	15,659	—
Net change in receivable/payable	(39,655)	(18,615)	(87,277)	(34,154)
Other	—	111	(31)	565
Total net transfers from/(to) the entity that is now a subsidiary of Navient	$462,165	$29,570	$479,409	$(55,459)

Capital Contributions

During the three and six months ended June 30, 2014 and 2013, pre-Spin-Off SLM contributed capital to the Company by funding loan origination activities, providing corporate overhead functions and other activities.

Capital contributed for loan origination activities reflects the fact that loan origination functions were conducted by a subsidiary of pre-Spin-Off SLM (now a subsidiary of Navient). The Company did not pay for the costs incurred by pre-Spin-Off SLM in connection with these functions. The costs eligible to be capitalized are recorded on the respective balance sheets and the costs not eligible for capitalization have been recognized as expenses in the respective statements of income.

Certain general corporate overhead expenses of the Company were incurred and paid for by pre-Spin-Off SLM.

Corporate Push-Down

The consolidated balance sheets include certain assets and liabilities that have historically been held at pre-Spin-Off SLM but which are specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by pre-Spin-Off SLM at the corporate level were not allocated to the Company for any of the periods presented.

Receivable/Payable with Affiliate

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Stockholders' Equity (Continued)

Pre-Spin-Off, all significant intercompany payable/receivable balances between the Company and pre-Spin-Off SLM are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded.

9. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. The determination of the weighted-average shares and diluted potential common shares for pre-Spin-Off periods are based on the activity at pre-Spin-Off SLM. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income attributable to SLM Corporation	$44,128	$76,469	$91,576	$149,353
Preferred stock dividends	3,228	—	3,228	—
Net income attributable to SLM Corporation common stock	$40,900	$76,469	$88,348	$149,353
Denominator:
Weighted average shares used to compute basic EPS	422,805	439,972	424,751	445,309
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock and restricted stock units (1)	7,945	8,092	7,938	7,922
Dilutive potential common shares(2)	7,945	8,092	7,938	7,922
Weighted average shares used to compute diluted EPS	430,750	448,064	432,689	453,231

Basic earnings per common share attributable to SLM Corporation:	$0.10	$0.17	$0.21	$0.34

Diluted earnings per common share attributable to SLM Corporation:	$0.09	$0.17	$0.20	$0.33

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended June 30, 2014 and 2013, securities covering approximately 4 million and 4 million shares, respectively were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2014 and 2013, securities covering approximately 3 million and 5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements.

We categorize our fair value estimates based on a hierarchal framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 1, “Significant Accounting Policies - Fair Value Measurement” in our historical carved out audited financial statements filed with the SEC on Form 8-K on May 6, 2014, for a full discussion.

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$149,399	$—	$149,399	$—	$102,105	$—	$102,105
Derivative instruments	—	—	—	—	—	612	—	612
Total	$—	$149,399	$—	$149,399	$—	$102,717	$—	$102,717

	Fair Value Measurements on a Recurring Basis
	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities

Derivative instruments	$—	$(9,459)	$—	$(9,459)	$—	$—	$—	$—
Total	$—	$(9,459)	$—	$(9,459)	$—	$—	$—	$—

The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis for the three and six months ended June 30, 2013. There were no financial instruments categorized as level 3 at June 30, 2014.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Balance, beginning of period	$589,103	$532,155
Total gains/(losses) (realized and unrealized):
Included in earnings	(12,461)	42,026
Included in other comprehensive income	—	—
Included in earnings - accretion of discount	2,141	4,602
Proceeds from sale	—	—
Transfers in and/or out of level 3	—	—
Balance, end of period	$578,783	$578,783
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$(12,461)	$42,026

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2014			December 31, 2013
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$9,394,480	$8,793,971	$600,509	$8,439,068	$7,931,377	$507,691
Cash and cash equivalents	1,524,176	1,524,176	—	2,182,865	2,182,865	—
Available-for-sale investments	149,399	149,399	—	102,105	102,105	—
Accrued interest receivable	453,461	453,461	—	356,283	356,283	—
Derivative instruments	—	—	—	612	612	—
Total earning assets	11,521,516	10,921,007	600,509	$11,080,933	$10,573,242	$507,691
Interest-bearing liabilities
Money-market, savings and NOW accounts	4,757,164	4,757,164	—	$4,029,881	$4,029,881	$—
Certificates of deposit	4,148,223	4,133,045	(15,178)	4,984,114	4,971,669	(12,445)
Accrued interest payable	10,167	10,167	—	13,097	13,097	—
Derivative instruments	9,459	9,459	—	—	—	—
Total interest-bearing liabilities	$8,925,013	$8,909,835	(15,178)	$9,027,092	$9,014,647	(12,445)

Excess of net asset fair value over carrying value			$585,331			$495,246

The methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:
Cash and cash equivalents
Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. These are level 1 valuations.
Investments
Investments are classified as available-for-sale and are carried at fair value in the financial statements. Investments in mortgage-backed securities are valued using observable market prices of similar assets. As such, these are level 2 valuations.
Loans held for investment
Our FFELP Loans, Private Education Loans, and other loans are accounted for at net realizable value, or at the lower of cost or market if the loan is held-for-sale. For both FFELP and Private Education Loans, fair value was determined by modeling expected loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds, required return on equity, and expected Repayment Borrower Benefits to be earned. Repayment Borrower Benefits are financial incentives offered to borrowers based on pre-determined qualifying factors, which are generally tied directly to making on-time monthly payments. We regularly calibrate these models to take into account relevant transactions in the marketplace. Significant inputs into the model are not observable. As such, these are level 3 valuations.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

Money market, savings accounts and NOW accounts
The fair value of money market, savings, and NOW accounts equal the amounts payable on demand at the balance sheet date and are reported at their carrying value. These are level 1 valuations.
Certificates of deposit
The fair value of certificates of deposit are estimated using discounted cash flows based on rates currently offered for deposits of similar remaining maturities. These are level 2 valuations.
Derivatives
All derivatives are accounted for at fair value in the financial statements. The fair value of derivative financial instruments was determined by a standard derivative pricing and option model using the stated terms of the contracts and observable market inputs. It is our policy to compare the derivative fair values to those received from our counterparties in order to validate the model’s outputs. Any significant differences are identified and resolved appropriately.
When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. When the counterparty has exposure to us under derivative contracts with the Company, we fully collateralize the exposure (subject to certain thresholds).
Interest rate swaps are valued using a standard derivative cash flow model with a LIBOR swap yield curve which is an observable input from an active market. These derivatives are level 2 fair value estimates in the hierarchy.
The carrying value of borrowings designated as the hedged item in a fair value hedge is adjusted for changes in fair value due to changes in the benchmark interest rate (one-month LIBOR). These valuations are determined through standard pricing models using the stated terms of the borrowings and observable yield curves.

11. Stock Based Compensation Plans and Arrangements

In connection with the Spin-Off of Navient, we made certain adjustments to the exercise price and number of our stock-based compensation awards with the intention of preserving the intrinsic value of the outstanding awards held by Sallie Mae officers and employees prior to the Spin-Off. In general, holders of awards granted prior to 2014 received both Sallie Mae and Navient equity awards, and holders of awards granted in 2014 received solely equity awards of their post-Spin-Off employer. Stock options, restricted stock, restricted stock units, performance stock units and dividend equivalent units were adjusted into equity in the new companies by a specific conversion ratio per company, which was based upon the volume weighted average prices for each company at the time of the Spin-Off, in an effort to keep the value of the equity awards constant. These adjustments were accounted for as modifications to the original awards. In general, the Sallie Mae and Navient awards will be subject to substantially the same terms and conditions as the original pre-Spin-Off SLM awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification resulted in approximately $64 of incremental expense related to fully-vested stock option awards and was expensed immediately and $630 of incremental compensation expense related to unvested restricted stock and restricted stock units which will be recorded over the remaining vesting period of the equity awards.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Arrangements with Navient Corporation

In connection with the Spin-Off, the Company entered into a separation and distribution agreement with Navient (the “Separation and Distribution Agreement”). In connection therewith, the Company also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for its relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. The majority of these agreements are transitional in nature with most having terms of two years or less from the date of the Spin-Off.

We continue to have significant exposures to risks related to Navient’s loan servicing operations and its creditworthiness. If we are unable to obtain services, complete the transition of our origination and loan servicing operations as planned, or obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations and financial condition could be materially and adversely affected.

We briefly summarize below some of the most significant agreements and relationships we continue to have with Navient. For additional information regarding the Separation and Distribution Agreement and the other ancillary agreements, see our Current Report on Form 8-K filed on May 2, 2014.

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following ongoing activities:

•
the obligation of each party to indemnify the other against liabilities retained or assumed by that party pursuant to the Separation and the Distribution Agreement and in connection with claims of third parties;

•	the allocation among the parties of rights and obligations under insurance policies;

•
the agreement of the Company and Navient (i) not to engage in certain competitive business activities for a period of five years, (ii) as to the effect of the non-competition provisions on post-spin merger and acquisition activities of the parties and (iii) regarding “first look” opportunities; and

•
the creation of a governance structure, including a separation oversight committee, by which matters related to the separation and other transactions contemplated by the Separation and Distribution Agreement will be monitored and managed.

Transition Services

During a transition period, Navient and its affiliates will provide the Bank with significant servicing capabilities with respect to Private Education Loans held by the Company and its subsidiaries. Beyond this transition period, it is currently anticipated that Navient will continue to service Private Education Loans owned by the Company or its subsidiaries with respect to individual borrowers who also have Private Education Loans which are owned by Navient, in order to optimize the customer’s experience. In addition, Navient will continue to service and collect the Bank’s portfolio of FFELP Loans indefinitely.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Arrangements with Navient Corporation (Continued)

Indemnification Obligations

Navient has also agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. In addition, Navient has agreed to indemnify us for tax assessments incurred related to identified uncertain tax positions taken prior to the date of the Spin-off transaction.

•	Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses operated or conducted prior to the Spin-Off.

•
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “2014 FDIC Order”). The 2014 FDIC Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the Utah Department of Financial Institutions (“UDFI”) which was terminated on July 15, 2014. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers Civil Relief Act (“SCRA”). Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. Navient is responsible for funding all liabilities, restitution and compensation under orders such as these, other than fines directly levied against the Bank.

Long-Term Arrangements

The Loan Servicing and Administration Agreement governs the terms by which Navient provides servicing, administration and collection services for the Bank’s portfolio of FFELP Loans and Private Education Loans, as well as servicing history information with respect to private education loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The loan servicing and administration agreement has a fixed term with a renewal option in favor of the Bank.

The Data Sharing Agreement states the Bank will continue to have the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance and reserve analyses.

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of the Company and Navient after the Spin-Off relating to taxes, including with respect to the payment of taxes, the preparation and filing of tax returns and the conduct of tax contests. Under this agreement, each party is generally liable for taxes attributable to its business. The agreement also addresses the allocation of tax liabilities that are incurred as a result of the Spin-Off and related transactions. Additionally, the agreement restricts the parties from taking certain actions that could prevent the Spin-Off from qualifying for the tax treatment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Arrangements with Navient Corporation (Continued)

Amended Loan participation and purchase agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off but has been significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At June 30, 2014, we held approximately $1.3 billion of Split Loans.

During the three and six months ended June 30, 2014, the Bank separately sold loans to the Purchasers in the amount of $94,179 and $765,998, respectively, in principal and $1,770 and $25,797, respectively, in accrued interest income. During the three and six months ended June 30, 2013, the Bank sold loans to the Purchasers in the amount of $822,906 and $1,709,457, respectively, in principal and $19,386 and $39,196, respectively, in accrued interest income.

Subsequent to March 31, 2012, all loans were sold to the Purchasers at fair value. The gain resulting from loans sold was $1,928 and $73,441 in the three months ended June 30, 2014 and 2013, respectively, and $35,816 and $148,664 in the six months ended June 30, 2014 and 2013, respectively. Total write-downs to fair value for loans sold with a fair value lower than par totaled $17,467 and $12,546 in the three months ended June 30, 2014 and 2013, respectively, and $46,430 and $32,628 in the six months ended June 30, 2014 and 2013, respectively.

13. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition. Under the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets, as defined by the regulation. The following amounts and ratios are based upon the Bank's assets.

	Actual		Well Capitalized Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of June 30, 2014:
Tier I Capital (to Average Assets)	$1,291,390	11.6%	$554,956	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,291,390	15.2%	$509,071	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,351,917	15.9%	$848,451	>	10.0%
As of December 31, 2013:
Tier I Capital (to Average Assets)	$1,221,416	11.7%	$521,973	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,221,416	16.4%	$446,860	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,289,497	17.3%	$745,374	>	10.0%

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Regulatory Capital (Continued)

Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended June 30, 2014 and 2013 or for the six months ended June 30, 2014. For the six months ended June 30, 2013, the Bank paid dividends of $120 million.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14. Commitments, Contingencies and Guarantees

Regulatory Matters
At the time of this filing, the Bank remains subject to the 2014 FDIC Order. The 2014 FDIC Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the UDFI which was terminated on July 15, 2014.  Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA.  Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
Under the terms of the Separation and Distribution Agreement between the Company and Navient, Navient is responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the Department of Justice order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.
Contingencies
In the ordinary course of business, we and our subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damage may be asserted against us and our subsidiaries.
We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the ordinary course of business. In addition, it is common for the Company, our subsidiaries and affiliates to receive information and document requests and investigative demands from state attorneys general, legislative committees, and administrative agencies. These requests may be for informational or regulatory purposes and may relate to our business practices, the industries in which we operate, or other companies with whom we conduct business. Our practice has been and continues to be to cooperate with these bodies and be responsive to any such requests.
In view of the inherent difficulty of predicting the outcome of litigation, regulatory and investigative actions, we cannot predict what the eventual outcome of the pending matters will be, what the timing or the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, related to each pending matter may be.
We are required to establish reserves for litigation and regulatory matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves.
Based on current knowledge, management does not believe there are loss contingencies, if any, arising from pending investigations, litigation or regulatory matters that could have a material adverse effect on our consolidated financial position, liquidity, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is current as of July 23, 2014 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), and the audited carve out financial statements filed on Form 8-K on May 6, 2014, and subsequent reports filed with the Securities and Exchange Commission (the “SEC”). Definitions for capitalized terms in this presentation not defined herein can be found in the 2013 Form 10-K (filed with the SEC on February 19, 2014).

This report contains forward-looking statements and information based on management’s current expectations as of the date of this presentation. Statements that are not historical facts, including statements about the Company’s beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could also be affected by, among other things: changes in its funding costs and availability; failures of its operating systems or infrastructure, including those of third-party vendors; failure to implement the recently executed separation of the Company into two separate publicly traded companies, including failure to transition its origination and servicing operations as planned, increased costs in connection with being a stand-alone company, and failure to achieve the expected benefits of the separation; damage to its reputation; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of its customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of its earning assets vs. its funding arrangements; and changes in general economic conditions. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this report. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in its expectations.

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures - 'Core Earnings' ” in this Form 10-Q for the quarter ended June 30, 2014 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2013 to be consistent with classifications adopted for 2014, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013

Net income attributable to SLM Corporation	$44	$76	$91	$149
Diluted earnings per common share attributable to SLM Corporation	$0.09	$0.17	$0.20	$0.33
Weighted average shares used to compute diluted earnings per share	431	448	433	453
Return on assets	1.55%	3.31%	1.69%	3.23%
Operating efficiency ratio(1)	35%	32%	33%	29%

Other Operating Statistics
Ending Private Education Loans, net	$7,436	$5,335	$7,436	$5,335
Ending FFELP Loans, net	1,358	1,160	1,358	1,160
Ending total education loans, net	$8,794	$6,495	$8,794	$6,495

Average education loans	$8,725	$6,622	$8,770	$6,928

(1) Our efficiency ratio is calculated as operating expense, excluding restructuring costs, divided by total interest income and other income. See also “Key Financial Measures - Operating Expenses.”

Overview
References in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “Sallie Mae” and the “Company,” refer to SLM Corporation and its subsidiaries, immediately after the Spin-Off (as hereinafter defined) except as otherwise indicated or unless the context otherwise requires. We use “Private Education Loans” to mean education loans to students or their families that are non-federal loans not insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”).
Initiation of Post-Spin-Off Periodic Reporting by SLM Corporation
On April 30, 2014, we completed our plan to legally separate into two distinct publicly-traded entities - an education loan management, servicing and asset recovery business, Navient Corporation (“Navient”), and a consumer banking business, SLM Corporation. The separation of Navient from SLM Corporation (the “Spin-Off”) was preceded by an internal corporate reorganization, which was the first step to separate the education loan management, servicing and asset recovery business from the consumer banking business.  As a result of a holding company merger under Section 251(g) of the Delaware General Corporation Law (“DGCL”), which is referred to herein as the “SLM Merger,” all of the shares of then existing SLM Corporation’s common stock were converted, on a 1-to-1 basis, into shares of common stock of New BLC Corporation, a newly formed company that was a subsidiary of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”), and, pursuant to the SLM Merger, New BLC Corporation replaced then existing SLM Corporation as the publicly-traded registrant and changed its name to SLM Corporation. As part of the internal corporate reorganization, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business remained with or were transferred to the newly constituted SLM Corporation.
The timing and steps necessary to complete the Spin-Off and comply with SEC reporting requirements, including the replacement of pre-Spin-Off SLM Corporation with our current publicly-traded registrant, have resulted in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 19, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014, providing business results and financial information for the periods reported therein on the basis of the consolidated businesses of pre-Spin-Off SLM. While information contained in those prior reports may provide meaningful historical context for the Company’s business, this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 is our first periodic report made on the basis of the post-Spin-Off business of the Company.

Restated Historical Carved Out Financial Information

Shortly after the Spin-Off, on May 6, 2014 we filed a Current Report on Form 8-K containing carved out audited consolidated financial statements on a stand-alone basis of the Company and its subsidiaries for each of the three years ended December 31, 2013, 2012 and 2011 (the “Carved Out Financial Information (Audited).” This information was prepared in accordance with GAAP and related carve-out conventions. Comparisons of year-over-year results prior to the Spin-Off date for quarterly and year-to-date in this Quarterly Report on Form 10-Q are made with reference to information derived in a manner consistent with the financial information contained in the Carved Out Financial Information (Audited).
The Carved Out Financial Information (Audited) (i) is comprised of historical financial information relating to the Bank, Upromise and the Private Education Loan origination functions, (ii) includes certain general corporate overhead expenses allocated to the Company, and (iii) has been adjusted as if the education loan management, servicing and asset recovery business (i.e. Navient) had never been part of the Company (to reflect the change in reporting entity that results from the Spin-Off). For a more detailed description of the assumptions applied and limitations of the Carved Out Financial Information (Audited), see “the Company's Current Report on Form 8-K filed with the SEC on May 6, 2014.”
Likewise, historical, unaudited financial information included in this Quarterly Report on Form 10-Q for the months of January through April of 2014 has been prepared in accordance with GAAP and these related carve-out conventions.

Post-Spin-Off Changes in Private Education Loan Policies and Practices
Prior to the Spin-Off, the Bank sold loans that were delinquent more than 90 days to an entity that is now a subsidiary of Navient. This practice was followed because the Bank’s charge off policy required charging off loans at 120 days delinquent while pre-Spin-Off SLM’s policy was to charge off loans at 212 days delinquent. Post-Spin-Off, we (a) have changed SLM’s policy of charging off loans when they are delinquent for 212 days to conform to the Bank’s existing charge off policy and (b) will, nonetheless, continue to sell to Navient loans that (i) are delinquent more than 90 days and (ii) are contained in a portfolio of our Private Education Loans for which the borrowers on those loans also have Private Education Loans which are owned by Navient (“Split Loans”). Currently, our portfolio of Split Loans amounts to approximately $1.3 billion. Delinquent loans from this portfolio are sold at a discount to par which has historically been reflected in the Bank’s provision and reduced the allowance for loan losses in equal amounts.
Pre-Spin-Off SLM’s default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies must now focus more on loans 60 to 120 days delinquent. We have little experience in executing our default aversion strategies on such compressed collection timeframes. Through June 30, 2014, our delinquency cure rates have exceeded our expectations.
For the reasons described above, many of our historical credit indicators and period-over-period trends are not indicative of future performance and future performance may be somewhat affected by ongoing sales of Split Loans to Navient. Because we now retain more delinquent loans, we believe it could take up to two years before of our credit performance indicators provide meaningful period-over-period comparisons.
Post-Spin-Off Businesses
We continue to originate Private Education Loans through the Bank by offering products on campus through financial aid offices and through direct marketing to students and their families. We fund Private Education Loan originations through the retail and brokered deposits of the Bank, and may obtain additional funding through sales and securitizations of Private Education Loans.
The Bank is our Utah industrial bank subsidiary which is regulated by the Utah Department of Financial Institutions (“UDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2014, the Bank had total assets of $11.1 billion, including $7.4 billion in Private Education Loans and $1.4 billion of FFELP Loans. As of the same date, the Bank had total deposits of $9.5 billion representing 91 percent of interest earning assets, composed of $3.0 billion of retail deposits, $5.1 billion of brokered deposits and $1.5 billion of other deposits.
Once our post-Spin-Off transition activities are complete, we will also provide ongoing Private Education Loan servicing and collection on loans we originate and hold, as well as those we sell to third parties. We will also continue to offer various products to help families save for college - including our free Upromise service that provides financial rewards on everyday purchases - and to protect their college investment through tuition, rental and life insurance services.

Private Education Loans
The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. We continue to offer loan products to parents and graduate students where we believe our prices are competitive with similar federal education loan products. We earn net interest income on our Private Education Loan portfolio (after provision for loan losses). Operating expenses associated with interest income include costs incurred to acquire and to service our loans.
In 2009, we introduced the Smart Option private education loan product emphasizing in-school payment features to minimize total finance charges. The product features three primary repayment types. The first two, Interest Only and $25 Fixed Pay options, require monthly payments while the student is in school and they accounted for approximately 56 percent of the Private Education Loans originated during the first six months of 2014. The third repayment option is the more traditional deferred private education loan product where customers do not begin making payments until after graduation. Customers are provided an incentive to make payments while they are in school by a lower interest rate on the Interest Only and Fixed Pay options.
For borrowers in financial difficulty, we provide many repayment options - reduced monthly payments, interest-only payments, extended repayment schedules, temporary interest rate reductions and, if appropriate, forbearance - all scaled to a customer’s individual circumstances to help them repay their loans. These programs must be used wisely given their potential to significantly increase the overall costs of education financing to customers.
Private Education Loans bear the full credit risk of the customer and cosigner. We manage this risk by underwriting and pricing based upon customized credit scoring criteria and the addition of qualified cosigners.
Private Education Loan Servicing
A subsidiary of the Bank (SMB Servicing Company, Inc.) will provide servicing and loan collection for Private Education Loans originated and held by the Bank, as well as those sold to third parties. This will occur once we complete the build-out of our own servicing platform which will have at its core the same servicing platform the Company has used for several years. The complete physical and logistical separation of our servicing and collection platforms from those of Navient is currently expected to be completed within twelve months of the Spin-Off, but could take significantly longer. During that period, servicing of our Private Education Loans will be conducted by Navient, the Bank and SMB Servicing Company, Inc. employees pursuant to various transition agreements. For further detail on these agreements, see the section titled “Post-Separation Relationships with Navient.”
Over time, we expect to seek additional funding, liquidity and revenue from the sale or securitization of loan assets we originate as well as the servicing of the loan assets we sell to third parties.
Upromise
The Upromise save-for-college membership program stands alone as a consumer service committed exclusively to helping Americans save money for higher education. Membership is free and each year approximately 500,000 customers enroll as members to use the service. Members earn money for college by receiving cash back when shopping at on-line or brick-and-mortar retailers, booking travel, dining out or buying gas or groceries at participating merchants or by using their Upromise MasterCard. As of June 30, 2014, more than 1,000 merchants participated by providing discounts on purchases that are returned to the customer. Since inception, Upromise members have saved approximately $850 million for college, and more than 340,000 members actively use the Upromise credit card for everyday purchases.
Sallie Mae Insurance Services
On April 29, 2014, we divested all of our ownership interest in NGI Group Holdings LLC (“NGI”). However, we will continue to partner with Next Generation Insurance Group under an extended joint marketing agreement to offer America’s college students and young adults insurance programs that protect their higher education investment and address their life-stage needs, including tuition insurance, renters insurance, life insurance, and auto insurance.
Loan Sales
We intend to sell Private Education Loans to third parties through an open auction process as well as through securitization transactions. We may retain servicing of these transferred Private Education Loans at prevailing market rates for such services. Loan sales and securitization volumes will be driven by growth in the Bank's loan originations, the Bank’s asset values and capital and liquidity needs. Navient may participate in open auction processes on arm’s length terms. While there may be near-term Private Education Loan sales to Navient to facilitate an orderly transition after the Spin-Off, neither the Company nor Navient will have any ongoing obligation to buy or sell Private Education Loans to or from the other. See notes to consolidated financial statements, Note 12, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements.

Competitive Environment
We face competition for Private Education Loan origination and servicing from a group of the nation’s larger banks and local credit unions. For a more detailed discussion of the Private Education Loan market in context and how we have adapted our loan products to meet the needs of our customers, see Item 1. “Business - Business Segments - Consumer Lending Segment” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Post-Separation Relationships with Navient

In connection with the Spin-Off, the Company entered into a separation and distribution agreement with Navient (the “Separation and Distribution Agreement”). In connection therewith, the Company also entered into various other ancillary agreements with Navient to effect the Spin-Off and provide a framework for its relationship with Navient thereafter, such as a transition services agreement, a tax sharing agreement, an employee matters agreement, a loan servicing and administration agreement, a joint marketing agreement, a key services agreement, a data sharing agreement and a master sublease agreement. The majority of these agreements are transitional in nature with most having terms of two years or less from the date of the Spin-Off.

We continue to have significant exposures to risks related to Navient’s loan servicing operations and its creditworthiness. If we are unable to obtain services, complete the transition of our origination and loan servicing operations as planned, or obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations and financial condition could be materially and adversely affected.

We briefly summarize below some of the most significant agreements and relationships we continue to have with Navient. For additional information regarding the Separation and Distribution Agreement and the other ancillary agreements, see our Current Report on Form 8-K filed on May 2, 2014 and Note 12, “Arrangements with Navient Corporation” to the consolidated financial statements.

Separation and Distribution Agreement

The Separation and Distribution Agreement addresses, among other things, the following ongoing activities:

•
the obligation of each party to indemnify the other against liabilities retained or assumed by that party pursuant to the Separation and the Distribution Agreement and in connection with claims of third parties;

•	the allocation among the parties of rights and obligations under insurance policies;

•
the agreement of the Company and Navient (i) not to engage in certain competitive business activities for a period of five years, (ii) as to the effect of the non-competition provisions on post-spin merger and acquisition activities of the parties and (iii) regarding “first look” opportunities; and

•
the creation of a governance structure, including a separation oversight committee, by which matters related to the separation and other transactions contemplated by the Separation and Distribution Agreement will be monitored and managed.

Transition Services

During a transition period, Navient and its affiliates will provide the Bank with significant servicing capabilities with respect to Private Education Loans held by the Company and its subsidiaries. Beyond this transition period, it is currently anticipated that Navient will continue to service Private Education Loans owned by the Company or its subsidiaries with respect to individual borrowers who also have Private Education Loans which are owned by Navient, in order to optimize the customer’s experience. In addition, Navient will continue to service and collect the Bank’s portfolio of FFELP Loans indefinitely.

Indemnification Obligations

Navient has also agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. In addition, Navient has agreed to indemnify us for tax assessments incurred related to identified uncertain tax positions taken prior to the date of the Spin-off transaction.

•	Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses operated or conducted prior to the Spin-Off.

•
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “2014 FDIC Order”). The 2014 FDIC Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the Utah Department of Financial Institutions (“UDFI”) which was terminated on July 15, 2014. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers Civil Relief Act (“SCRA”). Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. Navient is responsible for funding all liabilities, restitution and compensation under orders such as these, other than fines directly levied against the Bank.

Long-Term Arrangements

The Loan Servicing and Administration Agreement governs the terms by which Navient provides servicing, administration and collection services for the Bank’s portfolio of FFELP Loans and Private Education Loans, as well as servicing history information with respect to Private Education Loans previously serviced by Navient and access to certain promissory notes in Navient’s possession. The loan servicing and administration agreement has a fixed term with a renewal option in favor of the Bank.

The Data Sharing Agreement states the Bank will continue to have the right to obtain from Navient certain post-Spin-Off performance data relating to Private Education Loans owned or serviced by Navient to support and facilitate ongoing underwriting, originations, forecasting, performance and reserve analyses.

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of the Company and Navient after the Spin-Off relating to taxes, including with respect to the payment of taxes, the preparation and filing of tax returns and the conduct of tax contests. Under this agreement, each party is generally liable for taxes attributable to its business. The agreement also addresses the allocation of tax liabilities that are incurred as a result of the Spin-Off and related transactions. Additionally, the agreement restricts the parties from taking certain actions that could prevent the Spin-Off from qualifying for the tax treatment.

Amended Loan participation and purchase agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off but has been significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At June 30, 2014, we held approximately $1.3 billion of Split Loans.

During the three and six months ended June 30, 2014, the Bank sold loans to the Purchasers in the amount of $94 million and $765 million respectively, in principal and $2 million and $26 million, respectively, in accrued interest income. During the three and six months ended June 30, 2013, the Bank sold loans to the Purchasers in the amount of $823 million and $1.7 billion respectively, in principal and $19 million and $39 million, respectively, in accrued interest income.
Subsequent to March 31, 2012, all loans were sold to the Purchasers at fair value. The gain resulting from loans sold was $2 million and $73 million in the three months ended June 30, 2014 and 2013, respectively, and $36 million and $149 million in the six months ended June 30, 2014 and 2013, respectively. Total write-downs to fair value for loans sold with a fair value lower than par totaled $17 million and $12 million in the three months ended June 30, 2014 and 2013, respectively, and $46 million and $32,628 in the six months ended June 30, 2014 and 2013, respectively.

Key Financial Measures
Set forth below are brief summaries of our key financial measures. Our operating results are primarily driven by net interest income from our student loan portfolio (which include financing costs), provision for loan losses, gains and losses on loan sales and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan originations goals while sustaining credit quality and maintaining diversified, cost-efficient funding sources to support our originations.
Net Interest Income
The most significant portion of our earnings is generated by the spread earned between the interest income we receive on assets in our education loan portfolios and the interest expense we pay on funds we use to originate these loans. We report these earnings as net interest income.
Net interest income is predominantly determined by the balance of Private Education and FFELP Loans. As of June 30, 2014, we had $7.4 billion and $1.4 billion of Private Education and FFELP Loans, respectively. For Private Education Loans, net interest margin is determined by interest rates we establish based upon the credit of the customer and any cosigner less our cost of funds. The majority of our Private Education Loans earn variable rate interest and are funded primarily with deposits. Our cost of funds is primarily influenced by competition in the deposit market. For the six months ended June 30, 2014, we originated $1.9 billion of Private Education Loans, up 7 percent, from the prior year period. We earned net interest income of $284 million for the six months ended June 30, 2014.
FFELP Loans carry lower risk and have a much lower net interest margin as a result of the federal government guarantee. We do not expect to acquire any more FFELP Loans so the balance of our FFELP portfolio is expected to decline due to normal amortization.
Provision for Loan Losses
Management estimates and maintains an allowance for loan losses at a level sufficient to cover charge-offs expected over the next year, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The allowance for loan losses increases when we record provision expense and for recoveries and is reduced by charge-offs. Generally, the provision for loan losses and the allowance for loan losses rise when charge-offs are expected to increase and fall when charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans. Losses on our Private Education Loans are determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), a cosigner and the current economic environment. Our provision for loan losses on our Private Education Loans was $39 million for the first six months of 2014 compared with $18 million in the comparable 2013 period. In connection with the Spin-Off, we changed our policy of charging off Private Education Loans when they are delinquent for 212 days to charging off loans after 120 days delinquent. In addition, we changed our loss confirmation period for Private Education Loans from two years to one year to reflect the shorter charge-off period and recent changes in our servicing practices.
Our loss exposure and resulting provision for losses is small for FFELP Loans because we generally bear a maximum of three percent loss exposure on them. Our provision for losses in our FFELP Loans portfolio was $1.2 million for the first six months of 2014 compared with the $1.4 million in the comparable 2013 period.
Charge-Offs and Delinquencies
When a Private Education Loan reaches 120 days delinquent it is charged against the allowance for loan losses. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. Prior to the Spin-off, the Bank would sell delinquent loans to an entity that is now a subsidiary of Navient prior to the loans becoming 120 days past due. As a result, there were no historical charge-offs recorded in our historical financial statements. In addition, because loans were sold earlier in their delinquency status, the historical delinquency statistics are not necessarily indicative of expected future performance.
Delinquencies are a very important indicator of potential future credit performance. Private Education Loan delinquencies as a percentage of Private Education Loans in repayment decreased from 0.8 percent at June 30, 2013 to 0.7 percent at June 30, 2014.
Operating Expenses
The operating expenses reported are those that are directly attributable to the Company, the costs of Transition Services Agreements with Navient, and restructuring costs associated with the build-out of our servicing platform and the remaining costs of the Spin-Off. Our efficiency ratio is calculated as operating expense, excluding restructuring costs, divided by total interest income and other income. In the second quarter this ratio was 35 percent. We expect this ratio to decline steadily over the next several years as the balance sheet grows to a level commensurate with its loan origination platform and we control the growth of our expense base.
Core Earnings
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis which we refer to as “Core Earnings.” While pre-Spin-Off SLM also reported a metric by that name, what we now report and what we describe below is significantly different and should not be compared to any Core Earnings reported by pre-Spin-Off SLM.
“Core Earnings” recognizes the difference in accounting treatment based upon whether the derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with derivatives we use as an economic hedge but do not qualify for hedge accounting treatment. We enter into derivatives instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. However, some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivative and hedging activities, net”, are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment.
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. These amounts are recorded on our income statement as “(Losses) gains on derivative and hedging activities, net.” The amount recorded in “(Losses) gains on derivative and hedging activities, net” includes the accrual of the current payment on the swaps as well as the change in fair values related to future expected cash flows. For purposes of “Core Earnings” we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the remaining ineffectiveness. "Core Earnings" is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
“Core Earnings” are not a substitute for reported results under GAAP. We provide “Core Earnings” basis of presentation because (i) earnings per share computed on a “Core Earnings” basis is one of several measures we utilize in establishing management incentive compensation and (ii) we believe it better reflects the financial results for derivatives that are economic hedges of interest rate risk but do not qualify for hedge accounting treatment..
GAAP provides a uniform, comprehensive basis of accounting. Our “Core Earnings” basis of presentation differs from GAAP in the way it treats ineffective hedges as described above.

The following table shows the amount in “(Losses) gains on derivative and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Hedge ineffectiveness (losses) gains	$(7,031)	$(385)	$(8,255)	$(69)
Interest reclassification	(2,427)	333	(1,967)	627
(Losses) gains on derivatives and hedging activities, net	$(9,458)	$(52)	$(10,222)	$558

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013

“Core Earnings” adjustments to GAAP:

GAAP net income	$44,128	$76,469	$91,576	$149,353

Adjustments:
Net impact of derivative accounting(1)	7,031	385	8,255	69
Net tax effect(2)	(2,708)	(142)	(3,180)	(26)
Total “Core Earnings” adjustments to GAAP	4,323	243	5,075	43

“Core Earnings”	$48,451	$76,712	$96,651	$149,396

GAAP diluted earnings per common share	$0.09	$0.17	$0.20	$0.33
Derivative adjustments, net of tax	0.01	—	0.02	—
“Core Earnings” diluted earnings per common share	$0.10	$0.17	$0.22	$0.33
______
(1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses that are caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. Under GAAP, for our derivatives that are held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0.

(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

Private Education Loan Originations

Private Education Loans are the principal asset on the Bank’s balance sheet and the main driver of the Bank’s future earnings and asset growth. The size of the Private Education Loan market and, hence, our ability to increase Private Education Loan originations is based on three primary factors: college enrollment levels, the costs of attending college, and the availability of funds from the federal government to pay for a college education. If the cost of education increases at a pace that exceeds income and savings growth, and the availability of federal funds does not significantly increase, we can expect more students and families to borrow privately. If the costs of attending college remain constant or decrease and/or the availability of federal funds increases, our ability to sustain Private Education Loan origination growth will be challenged.

Funding Sources

Deposits. The Bank gathers low cost retail deposits through its direct banking platform which serves as an important source of funding. The Bank utilizes both brokered and retail deposits to meet funding needs and enhance its liquidity position. These deposits can be term or liquid deposits. The term brokered deposits are swapped into one-month LIBOR. This has the effect of increasing the average life of our liabilities and matching the index that our assets reset on, minimizing our exposure to interest rate risk.  Retail deposits are sourced through its direct banking platform and serve as an important source of diversified funding.  Brokered deposits are sourced through a small network of brokers and provide a stable source of funding.  Retail and brokered deposits can be term or liquid deposits.  As of June 30, 2014, the Bank had $9.5 billion of customer deposits, representing 91 percent of interest earning assets, composed of $3.0 billion of retail deposits, $5.1 billion of brokered deposits and $1.5 billion of other deposits.

Loan Sales and Securitizations. The Bank intends to fund its portfolio of Private Education Loans with a mix of deposits and term asset backed securities. Term asset backed securities provide long term funding for our Private Education Loan portfolio at attractive interest rates and at terms that effectively match the average life of the asset. In addition, to prudently manage the growth of its balance sheet, capital, liquidity needs and to generate revenue, over time, the Bank intends to sell Private Education Loans to third parties through an auction process. It may retain servicing of these Private Education Loans subsequent to the sale at prevailing market rates for such services. While there may be near-term Private Education Loan sales to Navient to facilitate an orderly transition after the Spin-Off, neither the Company nor Navient will have any ongoing obligation to buy or sell Private Education Loans to or from the other.
2014 Management Objectives
In 2014 we have set out five major goals to create shareholder value. They are: (1) prudently grow Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) complete necessary steps to permit the Bank to independently originate and service Private Education Loans; (4) continue to expand the Bank's capabilities and enhance risk oversight and internal controls; and (5) manage operating expenses while improving efficiency and customer experience. Here is how we plan to achieve these objectives:
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2014 by leveraging our Sallie Mae and Upromise brands and our relationship with more than two thousand colleges and universities while sustaining the credit quality of, and percentage of cosigners for, new originations. We are currently targeting at least $4 billion in new loan originations for 2014, compared with $3.8 billion in 2013. We will also continue to help our customers manage their borrowings and succeed in their payoff, which we expect will result in lower charge-offs and provision for loan losses. Originations were 3 percent higher in the second quarter of 2014 compared with the year-ago quarter and 7 percent higher for the six months ended June 30, 2014, compared with the year-ago period.
Maintain Our Strong Capital Position
The Bank’s goal is to remain well-capitalized at all times to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the deposit insurance fund. We are required by our regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management evaluated the anticipated change in the Bank’s ownership structure, the quality of assets, the stability of earnings, and the adequacy of the Allowance for Loan Losses and believe that current capital levels should be maintained throughout 2014. As of June 30, 2014, the Bank held total Risk-Based Capital of $1.4 billion, or 15.9 percent. We expect significant asset growth and are a new stand-alone bank as a result of the Spin-Off. We do not plan to pay a dividend or repurchase shares in 2014 or 2015.

 Complete Necessary Steps to Permit the Bank to Independently Originate and Service Private Education Loans
At the time of this filing, the Bank continues to be reliant on Navient for loan origination and servicing capabilities provided under a transition services agreement entered into with Navient in connection with the Spin-Off. The two key projects remaining to complete the Bank’s transition to fully independent servicer are the testing and completion of a new loan originations platform and the transition of the Bank’s Private Education Loan accounts to a separate, free-standing application of that servicing platform currently utilized in tandem with Navient. We also must take steps to make sure our customers’ experience is uninterrupted and as seamless and as simple as possible during this transition. Our objectives are to implement, and complete the separation of, the servicing platform and begin use of the new loan originations platform on at least a limited basis by year’s end. While the Bank is not at risk of losing access to Navient originations and servicing applications for 2015 and beyond, completing the full separation of the Bank’s operations from Navient resources is one of our top goals.
Continue to Expand the Bank’s Capabilities and Enhance Risk Oversight and Internal Controls
In preparation for the Spin-Off, since the beginning of the year we have added approximately 880 employees to the Bank, primarily through transfers of the Company’s or its subsidiaries’ existing employees, complimented by external hires. We have also undertaken significant work to establish that all functions, policies and procedures transferred to the Bank in the Spin-Off are sufficient to meet currently applicable bank regulatory standards. We must continue to prepare for our expected growth and designation as a “large bank,” which will entail enhanced regulatory scrutiny. For 2014, the following key initiatives have been completed or are underway.
Creation of Board-level Risk and Compliance Committees. In connection with the Spin-Off, we have created additional Board-level committees to provide more focused resources and oversight with respect to the continuing development of our enterprise risk management functions and framework, as well as our consumer protection regulatory compliance management system.
Significant Additions to Management Team and Risk Functions. We have hired a new Chief Executive Officer, Chief Audit Officer and Chief Risk Officer, all with extensive experience in the banking and financial services industries. Since the beginning of the year, we have doubled our internal audit staff through experienced external hires, including our new Chief Audit Officer. We also expect our new Chief Risk Officer to make significant progress in hiring and augmenting existing dedicated risk personnel by year end.
Continuing Development of our Enterprise Risk Management and Internal Controls Environments. In preparation for the Spin-Off, our management and Board of Directors reconsidered and recalibrated our Risk Appetite Framework and related risk profiles and tolerances initially adopted by the Board of Directors of pre-Spin-Off SLM in early 2013. We are also in the process of revising and separating our previous Internal Controls Excellence or “ICE” policies and procedures. Our Chief Financial Officer is now responsible for our internal controls over financial reporting, which have been extensively revised and updated in connection with the Spin-Off. Our Chief Risk Officer will now separately be responsible for monitoring and maintaining the system of controls and reporting procedures across our organization to monitor, escalate and mitigate significant risks against previous agreed risk tolerances. For the remainder of 2014, we will continue efforts underway to put in place a fully-developed set of operational and managerial controls throughout our organization to assist the Chief Risk Officer and to fully inform our management and Board of Directors via the Risk Appetite Framework.
Improved Compliance with Consumer Protection Laws. As part of our compliance with the terms of the 2014 FDIC Order discussed elsewhere, we expect to continue to make significant changes and enhancements to our compliance management systems and program. This work will be ongoing through 2014 and beyond.
Enhanced Vendor Management Function. As part of the transition and development of the Bank’s capabilities in connection with the Spin-Off, we undertook a full review and redesign of our vendor management function. While Navient will, over time, cease to be the Bank’s dominant, third-party vendor, as a stand-alone bank the number of third-party vendors on whom we rely and the volume of work we obtain from them will increase significantly as Navient is replaced.
Manage Operating Expenses While Improving Efficiency and Customer Experience
Post-Spin-Off, two major projects remain to be completed before full operational separation from Navient can be achieved: establishing the Bank’s servicing and loan origination platforms. For the remainder of 2014, the Company will focus on further enhancing a culture that values customer satisfaction and the efficient delivery of its products and services. We will measure our effectiveness by the Company’s efficiency ratio excluding restructuring costs, which are the costs associated with the build-out of our servicing platform and the remaining costs of the Spin-Off. Our efficiency ratio is calculated as operating expense, excluding restructuring costs, divided by total interest income and other income. In the second quarter this ratio was 35 percent. We expect this ratio to decline steadily over the next several years as the balance sheet grows to a level commensurate with our loan origination platform and we control the growth of our expense base.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2014	2013	$	%	2014	2013	$	%
Interest income:
Loans	$162	$122	$40	33%	$322	$254	$68	27%
Investments	2	6	(4)	(67)	3	11	(8)	(73)
Cash and cash equivalents	1	1	—	—	2	2	—	—

Total interest income	165	129	36	28	327	267	60	22
Interest expense:
Total interest expense	21	22	(1)	(5)	44	44	—	—

Net interest income	144	107	37	35	283	223	60	27
Less: provisions for loan losses	1	(1)	2	(200)	40	20	20	100

Net interest income after provisions for loan losses	143	108	35	32	243	203	40	20
Noninterest income:
Gains on sales of loans to affiliates, net	2	73	(71)	(97)	36	149	(113)	(76)
(Losses) gains on derivatives and hedging activities, net	(9)	—	(9)	(100)	(10)	1	(11)	(1,100)
Other income	15	9	6	67	23	16	7	44

Total noninterest income	8	82	(74)	(90)	49	166	(117)	(70)
Expenses:
Operating expenses	60	66	(6)	(9)	124	127	(3)	(2)
Acquired intangible asset impairment and amortization expense	1	1	—	—	3	2	1	50
Restructuring and other reorganization expenses	14	—	14	100	14	—	14	100

Total expenses	75	67	8	12	141	129	12	9

Income before income tax expense	76	123	(47)	(38)	151	240	(89)	(37)
Income tax expense	32	47	(15)	(32)	60	92	(32)	(35)

Net income	44	76	(32)	(42)	91	148	(57)	(39)
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	(1)	1	(100)

Net income attributable to SLM Corporation	44	76	(32)	(42)	91	149	(58)	(39)
Preferred stock dividends	3	—	3	100	3	—	3	100

Net income attributable to SLM Corporation common stock	$41	$76	$(35)	(46)%	$88	$149	$(61)	(41)%

Basic earnings per common share attributable to SLM Corporation	$0.10	$0.17	$(0.07)	(41)%	$0.21	$0.34	$(0.13)	(38)%

Diluted earnings per common share attributable to SLM Corporation	$0.09	$0.17	$(0.08)	(47)%	$0.20	$0.33	$(0.13)	(39)%

GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

For the three months ended June 30, 2014, net income was $44 million, or $0.09 diluted earnings per common share, compared with net income of $76 million, or $0.17 diluted earnings per common share for the three months ended June 30, 2013. The decrease in net income was primarily due to a $71 million decrease in gains on sales of loans to affiliates and a $9 million increase in losses on derivatives and hedging activities, net, which was partially offset by a $37 million increase in net interest income and lower operating expenses of $6 million.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•	Net interest income increased by $37 million in the current quarter compared with the year-ago quarter primarily due to a $1.8 billion increase in average Private Education Loans outstanding.

•
Provisions for loan losses increased $2 million compared with the year-ago quarter. This increase was primarily the result of less loan sales in the second quarter of 2014 increasing the provision by $8 million quarter-over-quarter, higher sales of credit impaired loans increasing the provision by $5 million, and a $3 million increase due to loans entering repayment.  This was partially offset by a $14 million benefit this quarter from the net effect of a change in our loss emergence period from two years to one year and a change in our charge-off policy.

•	Gains on sales of loans to affiliates decreased by $71 million as there were fewer sales to affiliates in the quarter.

•
Other income increased $6 million primarily from the divestiture of NGI and an increase in the tax indemnity receivable from Navient. On April 29, 2014, we divested our ownership interests in NGI, though we will continue to partner with NGI under an extended joint marketing agreement.

•
(Losses) gains on derivative and hedging activities, net, resulted in a net loss of $9 million in the second quarter 2014 compared with $0 in the year-ago quarter. The primary factors affecting the change were interest rates and whether the derivative qualified for hedge accounting treatment. In second quarter 2014, we had more derivatives used to economically hedge risk that did not qualify for hedge accounting treatment than we did in the year-ago quarter.

•
Second-quarter 2014 operating expenses were $60 million compared with $66 million in the year-ago quarter. The decrease in operating expenses is primarily the result of an $8 million reduction in our litigation reserve, partially offset by a $4 million increase in marketing expenses.

•	Second-quarter 2014 restructuring and other reorganization expenses were $14 million compared with $0 in the year-ago quarter. The increase is primarily the result of costs related to the Spin-Off.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
For the six months ended June 30, 2014, net income was $91 million, or $0.20 diluted earnings per common share, compared with net income of $148 million, or $0.33 diluted earnings per common share for the six months ended June 30, 2013. The decrease in net income was primarily due to a $113 million decrease in net gains on sales of loans to affiliates, a $20 million increase in provisions for loan losses, and an $11 million increase in losses on derivatives and hedging activities which were partially offset by a $60 million increase in net interest income.
The primary contributors to each of the identified drivers of changes in net income for the current six-month period compared with the year-ago six-month period are as follows:

•	Net interest income increased by $60 million primarily due to a $1.5 billion increase in average Private Education Loans outstanding.

•
Provisions for loan losses increased $20 million compared with the year-ago period primarily as a result of growth in loans entering repayment and sales of credit impaired loans to Navient during the period which were partially offset by a $14 million benefit from the net effect of a change in our loss emergence period from two years to one year and a change in our charge-off policy.

•	Gains on sales of loans to affiliates decreased by $113 million as a result of fewer loan sales to affiliates.

•
(Losses) gains on derivative and hedging activities, net, resulted in a net loss of $10 million in the first half of 2014 compared with a gain of $1 million in the year-ago period. The primary factors affecting the change were interest rates and whether the derivative qualified for hedge accounting treatment. In the first half of 2014 we had more derivatives used to economically hedge risk that did not qualify for hedge accounting treatment than we did in the year-ago period.

•
First-half 2014 operating expenses were $124 million compared with $127 million in the first half of 2013. The decrease in operating expenses is primarily the result of an $8 million reduction in our litigation reserve relating to the 2014 FDIC Order, which was partially offset by $7 million in increased marketing and servicing costs.

•	First-half 2014 restructuring and other reorganization expenses were $14 million compared with $0 in the first half of 2013. The increase is primarily the result of costs related to the Spin-Off.

Private Education Loan Provision for Loan Losses
The following table summarizes the total Private Education Loan provision for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Private Education Loan provision for loan losses	$329	$(1,966)	$38,982	$18,278

In establishing the allowance for Private Education Loan losses as of June 30, 2014, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends in connection with the portfolio.
Prior to the Spin-Off, the Bank sold loans that were delinquent more than 90 days to an entity that is now a subsidiary of Navient. Post-Spin-Off, we (a) have changed SLM’s policy of charging off loans when they are delinquent for 212 days to 120 days and (b) will, nonetheless, continue to sell to Navient Split Loans that are delinquent more than 90 days. Currently, our portfolio of Split Loans amounts to approximately $1.3 billion. Delinquent loans from this portfolio are sold at a discount to par which has historically been included in the Bank’s provision and reduced the allowance for loan losses in equal amounts.
Pre-Spin-Off SLM’s default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies must now focus more on loans 60 to 120 days delinquent. We have little experience in executing our default aversion strategies on such compressed collection timeframes. Through June 30, 2014, our delinquency cure rates have exceeded our expectations.
For the reasons described above, many of our historical credit indicators and period-over-period trends are not indicative of future performance and future performance may be somewhat affected by ongoing sales of Split Loans to Navient. Because we now retain more delinquent loans, we believe it could take up to two years before our credit performance indicators provide meaningful period-over-period comparisons.
Private Education Loan provisions for loan losses increased $2 million compared with the year-ago quarter. The provision in the current quarter was primarily driven by a $22 million increase in the provision due to an increase of loans entering repayment which was partially offset by a $14 million benefit this quarter from the net effect of a change in our loss emergence period from two years to one year and a change in our charge-off policy. Although there have been short-term improvements in credit results, it is unclear at this point whether these trends are sustainable given our change in charge-off policy. The provision in the prior year quarter was driven by a large loan sale which decreased the provisions for loan losses. Private Education Loan provisions increased $21 million in the six months ended June 30, 2014, compared with the year-ago period primarily as a result of growth in loans entering repayment and sales of credit impaired loans during the period which were partially offset by the $14 million benefit from the net effect of a change in our loss emergence period from two years to one year and a change in our charge-off policy.
Total loans delinquent (as a percentage of loans in repayment) have decreased to 0.7 percent from 0.8 percent in the year-ago quarter.  Loans in forbearance (as a percentage of loans in repayment and forbearance) have increased to 0.9 percent from 0.1 percent in the year-ago quarter. The increase in the loans in forbearance was because in the prior year we typically sold loans in the same month that a forbearance was offered to a borrower. Other than Split Loans, we are retaining loans that have gone into forbearance.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”

Upromise Rewards
Upromise generates transaction fees through our Upromise consumer savings network. Since inception through June 30, 2014, members have saved approximately $850 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, using the Upromise World MasterCard, or completing other qualified transactions. We earn a fee for the marketing and administrative services we provide to companies that participate in the Upromise savings network. We also compete with other loyalty shopping services and companies. Upromise income increased $1 million for the quarter and six months ended June 30, 2014, compared with the prior-year periods due to an increase in advertising revenue and consumer purchases.
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$7,350,825	8.23%	$5,533,745	8.20%	$7,382,565	8.19%	$5,863,633	8.13%
FFELP Loans	1,374,291	3.33	1,087,954	3.32	1,387,358	3.27	1,064,303	3.30
Taxable securities	376,199	2.38	653,098	3.44	248,642	2.58	628,471	3.71
Cash and other short-term investments	1,777,683	0.25	1,496,399	0.29	1,549,076	0.26	1,244,492	0.30

Total interest-earning assets	10,878,998	6.10%	8,771,196	5.89%	10,567,641	6.25%	8,800,899	6.12%

Non-interest-earning assets	534,109		505,532		484,608		540,463

Total assets	$11,413,107		$9,276,728		$11,052,249		$9,341,362

Average Liabilities and Equity
Brokered deposits	$5,319,031	0.95%	$4,873,915	1.25%	$5,543,419	1.03%	$4,989,395	1.28%
Retail and other deposits	3,121,003	0.92	2,568,062	0.97	3,098,722	0.92	2,531,003	0.99
Other interest-bearing liabilities	559,718	0.92	129,190	0.14	294,905	0.92	171,392	0.09
Total interest-bearing liabilities	8,999,752	0.94%	7,571,167	1.14%	8,937,046	0.99%	7,691,790	1.16%

Non-interest-bearing liabilities	769,879		546,456		702,382		520,289
Equity	1,643,476		1,159,105		1,412,821		1,129,283

Total liabilities and equity	$11,413,107		$9,276,728		$11,052,249		$9,341,362

Net interest margin		5.08%		4.64%		5.18%		4.82%

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2014 vs. 2013
Interest income	$36,685	$9,902	$26,778
Interest expense	(437)	(4,293)	3,856
Net interest income	$37,122	$14,195	$22,927

Six Months Ended June 30, 2014 vs. 2013
Interest income	$60,267	$14,332	$45,928
Interest expense	(392)	(6,420)	6,028
Net interest income	$60,659	$20,752	$39,097

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$2,199,238	$1,689	$2,200,927	$2,191,445	$2,477	$2,193,922
Grace, repayment and other(2)	5,283,556	1,358,418	6,641,974	4,371,897	1,424,495	5,796,392
Total, gross	7,482,794	1,360,107	8,842,901	6,563,342	1,426,972	7,990,314
Unamortized premium/(discount)	7,746	3,851	11,597	5,063	4,081	9,144
Allowance for loan losses	(54,315)	(6,212)	(60,527)	(61,763)	(6,318)	(68,081)
Total education loan portfolio	$7,436,225	$1,357,746	$8,793,971	$6,506,642	$1,424,735	$7,931,377

% of total	85%	15%	100%	82%	18%	100%
(1)      Loans for customers still attending school and are not yet required to make payments on the loan.
(2)     Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

(Dollars in thousands)	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Private Education Loans	$7,350,825	84%	$5,533,745	84%
FFELP Loans	1,374,291	16	1,087,954	16
Total portfolio	$8,725,116	100%	$6,621,699	100%

(Dollars in thousands)	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Private Education Loans	$7,382,565	84%	$5,863,633	85%
FFELP Loans	1,387,358	16	1,064,303	15
Total portfolio	$8,769,923	100%	$6,927,936	100%

Student Loan Activity

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$7,208,356	$1,394,563	$8,602,919	$5,832,126	$1,077,836	$6,909,962
Acquisitions and originations	396,941	—	396,941	387,822	107,571	495,393
Capitalized interest and premium/discount amortization	25,440	10,393	35,833	17,896	9,977	27,873
Sales	(74,952)	(59)	(75,011)	(813,197)	(50)	(813,247)
Repayments and other	(119,560)	(47,151)	(166,711)	(89,416)	(35,545)	(124,961)
Ending balance	$7,436,225	$1,357,746	$8,793,971	$5,335,231	$1,159,789	$6,495,020

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$6,506,642	$1,424,735	$7,931,377	$5,447,700	$1,039,754	$6,487,454
Acquisitions and originations	1,913,926	7,470	1,921,396	1,789,446	159,171	1,948,617
Capitalized interest and premium/discount amortization	53,197	25,463	78,660	34,525	19,674	54,199
Sales	(713,046)	(7,654)	(720,700)	(1,677,853)	(127)	(1,677,980)
Repayments and other	(324,494)	(92,268)	(416,762)	(258,587)	(58,684)	(317,271)
Ending balance	$7,436,225	$1,357,746	$8,793,971	$5,335,231	$1,159,788	$6,495,019

Student Loan Allowance for Loan Losses Activity

	Three Months Ended June 30,
	2014			2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$71,453	$6,181	$77,634	$65,381	$4,199	$69,580
Less:
Charge-offs	—	(654)	(654)	—	(534)	(534)
Student loan sales	(17,467)	—	(17,467)	(12,546)	—	(12,546)
Plus:
Provision for loan losses	329	685	1,014	(1,966)	951	(1,015)
Ending balance	$54,315	$6,212	$60,527	$50,869	$4,616	$55,485

Troubled debt restructuring(1)	$4,508	$—	$4,508	$—	$—	$—

	Six Months Ended June 30,
	2014			2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$61,763	$6,318	$68,081	$65,218	$3,971	$69,189
Less:
Charge-offs	—	(1,297)	(1,297)	—	(754)	(754)
Student loan sales	(46,430)	—	(46,430)	(32,627)	—	(32,627)
Plus:
Provision for loan losses	38,982	1,191	40,173	18,278	1,399	19,677
Ending balance	$54,315	$6,212	$60,527	$50,869	$4,616	$55,485

Troubled debt restructuring(1)	$4,508	$—	$4,508	$—	$—	$—

(1)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Smart Option - interest only(1)	$86,136	$85,183	$454,801	$447,181
Smart Option - fixed pay(1)	106,781	103,347	580,954	536,249
Smart Option - deferred(1)	153,147	142,091	807,383	725,621
Smart Option - principal and interest	213	347	921	544
Other	26,628	31,286	40,301	48,199
Total Private Education Loan originations	$372,905	$362,254	$1,884,360	$1,757,794

(1)	Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See “Private Education Loan Repayment Options” for further discussion.

Private Education Loan Delinquencies and Forbearance
Prior to the Spin-Off, the Bank exercised its right and sold substantially all of the Private Education Loans it originated that became delinquent or were granted forbearance to one or more of its then affiliates. Because of this arrangement, the Bank did not hold many loans in forbearance. As a result, the Bank had very little historical forbearance activity and very few delinquencies.
In connection with the Spin-Off, the agreement under which the Bank previously made these sales was amended so that the Bank now only has the right to require Navient to purchase loans where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans are either (1) more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At June 30, 2014, we held approximately $1.3 billion of Split Loans.
Pre-Spin-Off SLM’s default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies must now focus more on loans 60 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period. In addition, we changed our loss confirmation period from two years to one year to reflect the shorter charge-off policy and our revised servicing practices. These two changes resulted in a $14 million net reduction in our allowance for loan losses because we are now only reserving for one year of losses as compared with two years under the prior policy which more than offset the impact of the shorter charge-off period.
For the reasons described above, many of our historical credit indicators and period-over-period trends are not indicative of future performance and future performance may be somewhat affected by ongoing sales of Split Loans to Navient. The following results have not been adjusted to reflect what the delinquencies, charge-offs and recoveries would have been had we not sold these loans. Because we now retain more delinquent loans, we believe it could take up to two years before our credit performance indicators provide meaningful period-over-period comparisons.

The table below presents our Private Education Loan delinquency trends.

	June 30,
	2014		2013
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,017,257		$2,297,148
Loans in forbearance(2)	39,964		4,199
Loans in repayment and percentage of each status:
Loans current	4,396,772	99.3%	3,054,707	99.2%
Loans delinquent 31-60 days(3)	21,381	0.5	18,520	0.6
Loans delinquent 61-90 days(3)	5,987	0.1	8,462	0.2
Loans delinquent greater than 90 days(3)	1,433	0.1	53	—
Total Private Education Loans in repayment	4,425,573	100.0%	3,081,742	100.0%
Total Private Education Loans, gross	7,482,794		5,383,089
Private Education Loan unamortized discount	7,746		3,011
Total Private Education Loans	7,490,540		5,386,100
Private Education Loan allowance for losses	(54,315)		(50,869)
Private Education Loans, net	$7,436,225		$5,335,231

Percentage of Private Education Loans in repayment		59.1%		57.2%

Delinquencies as a percentage of Private Education Loans in repayment		0.7%		0.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		0.9%		0.1%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

(4)	Based on number of months in an active repayment status for which a scheduled monthly payment was due.

Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance at beginning of period	$71,453	$65,381	$61,763	$65,218
Provision for Private Education Loan losses	329	(1,966)	38,982	18,278
Discount on delinquent student loan sales	(17,467)	(12,546)	(46,430)	(32,627)
Allowance at end of period	$54,315	$50,869	$54,315	$50,869

Allowance as a percentage of ending total loans	0.73%	0.94%	0.73%	0.94%
Allowance as a percentage of ending loans in repayment	1.23%	1.65%	1.23%	1.65%
Delinquencies as a percentage of loans in repayment	0.7%	0.8%	0.7%	0.8%
Loans in forbearances as a percentage of loans in repayment and forbearance	0.9%	0.1%	0.9%	0.1%
Percentage of loans with a cosigner	89.7%	89.2%	89.7%	89.2%
Average FICO at origination	745	745	745	745
Ending total loans(2)	$7,482,794	$5,383,128	$7,482,794	$5,383,128
Average loans in repayment	$4,322,356	$3,243,513	$4,354,878	$3,670,291
Ending loans in repayment	$4,425,573	$3,081,929	$4,425,573	$3,081,929

(1)	Includes loans that are required to make a payment for the first time.

(2)	Ending total loans represents gross Private Education Loans.

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
Prior to the Spin-Off, the Bank sold Private Education Loans that were delinquent more than 90 days or were granted a hardship forbearance to n entity that is now a subsidiary of Navient. As such, the Bank did not hold many loans in forbearance. Because of this past business practice, we do not have historic forbearance activity. However, subsequent to the Spin-Off, we began using forbearance as part of our loss mitigation efforts. The historic default experience on loans put into forbearance that

Navient (pre-Spin-Off SLM) experienced prior to the Spin-Off is considered in the determination of our allowance for loan losses.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At June 30, 2014, loans in forbearance status as a percentage of loans in repayment and forbearance were 0.9 percent for loans that have been in active repayment status for less than 25 months. Approximately 80 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions) June 30, 2014	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,017	$3,017
Loans in forbearance	24	8	5	3	—	—	40
Loans in repayment - current	2,425	1,050	505	378	39	—	4,397
Loans in repayment - delinquent 31-60 days	12	4	2	3	—	—	21
Loans in repayment - delinquent 61-90 days	4	1	1	—	1	—	7
Loans in repayment - delinquent greater than 90 days	1	—	—	—	—	—	1
Total	$2,466	$1,063	$513	$384	$40	$3,017	7,483
Unamortized discount							7
Allowance for loan losses							(54)
Total Private Education Loans, net							$7,436

Loans in forbearance as a percentage of loans in repayment and forbearance	0.98%	0.73%	0.89%	0.86%	0.58%	—%	—%

(Dollars in millions) June 30, 2013	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,297	$2,297
Loans in forbearance	2	1	1	—	—	—	4
Loans in repayment - current	1,577	830	595	40	12	—	3,054
Loans in repayment - delinquent 31-60 days	10	4	4	—	—	—	18
Loans in repayment - delinquent 61-90 days	5	2	2	—	—	—	9
Loans in repayment - delinquent greater than 90 days	—	—	—	—	—	—	—
Total	$1,594	$837	$602	$40	$12	$2,297	5,382
Unamortized discount							3
Allowance for loan losses							(51)
Total Private Education Loans, net							$5,334

Loans in forbearance as a percentage of loans in repayment and forbearance	0.15%	0.09%	0.17%	0.05%	0.21%	—%	—%

Private Education Loan Repayment Options
Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of June 30, 2014.

(Dollars in thousands	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$125,208	$4,283,202	$17,163	$4,425,573
$ in total	$276,244	$7,189,239	$17,311	$7,482,794
Payment method by enrollment status:
In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month
Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

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

	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2014	$434,847	$69	$3,633
December 31, 2013	$333,857	$1	$4,076
June 30, 2013	$280,267	$3	$3,490

Liquidity and Capital Resources
Funding and Liquidity Risk Management
We define liquidity as the ability to fund all creditworthy loans, invest in future asset growth and business operations at reasonable market rates, meet customer demand for deposit withdrawals and maintain state and federal liquidity requirements. Our four primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles (including during periods of financial stress), our ongoing ability to fund originations of Private Education Loans, servicing our bank deposits and payment of required dividends on our preferred stock. To achieve these objectives we analyze and monitor our liquidity needs, maintain excess liquidity and plan to access diverse funding sources. This includes the expected issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities and through deposits at the Bank. It is our policy to manage operations so that liquidity needs are fully satisfied through normal operations so that there is no need to make unplanned sales of assets under emergency conditions. The Bank will target an investment portfolio that meets its liquidity needs. Our liquidity management is guided by policies developed and monitored by our Asset and Liability Committee and approved by our Board of Directors. These policies take into account the volatility of cash flow forecasts, expected maturities, anticipated loan demand and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and bank deposits and access them at reasonable rates. This ability may be affected by the performance of the Company, the macroeconomic environment and the impact they have on the availability of funding sources in the marketplace.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2014	December 31, 2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$8,664	$1,052
Sallie Mae Bank(1)	1,515,512	2,181,813
Available-for-sale investments	149,399	102,105
Total unrestricted cash and liquid investments	$1,673,575	$2,284,970

(1) This amount will be used primarily to originate student loans at the Bank. See discussion below on restrictions on the Bank to pay dividends.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$50,467	$1,246	$4,858	$996
Sallie Mae Bank(1)	1,705,493	1,626,773	1,542,794	1,399,305
Available-for-sale investments	138,251	648,392	125,752	618,288
Total unrestricted cash and liquid investments	$1,894,211	$2,276,411	$1,673,404	$2,018,589

(1)	This amount will be used primarily to originate student loans at the Bank. See discussion below on restrictions on the Bank to pay dividends.

Deposits

The following table summarizes total deposits at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(Dollars in thousands)	2014	2013
Deposits - interest bearing	$9,503,559	$9,239,554
Deposits - non-interest bearing	42,455	55,036
Total Sallie Mae Bank deposits	9,546,014	9,294,590
Less money market deposits with subsidiaries	(655,805)	(293,040)
Total deposits	$8,890,209	$9,001,550

Interest Bearing
Interest bearing deposits as of June 30, 2014 and December 31, 2013 consisted of non-maturity savings deposits, brokered and retail certificates of deposit and affiliated money market deposits, as discussed further below, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2,472 thousand and $2,379,000 thousand for the three months ended June 30, 2014 and 2013, respectively and $5,222 thousand and $4,879 thousand for the six months ended June 30, 2014 and 2013, respectively. No fees were paid to third party brokers related to these certificates of deposit during the three and six months ended June 30, 2014 and 2013.
Historically, we have also offered consumer deposit products in the form of debit cards associated with interest bearing consumer (“NOW”) accounts to facilitate the distribution of financial aid refunds and other payables to students. These deposit products were serviced by third party providers. As of April 30, 2014, we no longer offer these products.

Interest bearing deposits at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Year-End Weighted Average Stated Rate	Amount	Year-End Weighted Average Stated Rate

Money market	$4,643,164	0.60%	$3,505,929	0.60%
Savings	727,350	0.81	743,742	0.81
NOW	—	—	18,214	0.12
Certificates of deposit	4,133,045	1.09	4,971,669	1.39
Deposits - interest bearing	$9,503,559		$9,239,554

 As of June 30, 2014 and December 31, 2013, there were $ 258 million and $159 million of deposits exceeding Federal Deposit Insurance Corporation ("FDIC") insurance limits.   Accrued interest on deposits was $10 million and $13 million at June 30, 2014 and December 31, 2013, respectively.

Money market deposits with affiliates

Our Upromise subsidiary maintains a money market deposit at the Bank which totaled $288 million and $293 million at June 30, 2014 and December 31, 2013, respectively, which was interest bearing. Interest expense incurred on these deposits during the three months ended June 30, 2014 and 2013 totaled $66 thousand and $85 thousand, respectively and for the six months ended June 30, 2014 and 2013 totaled $117 thousand and $192 thousand, respectively. The Company also maintains a money market deposit at the Bank which totaled $368 million at June 30, 2014 and $0 at December 31, 2013.

NonInterest Bearing

Noninterest bearing deposits as of June 30, 2014 and December 31, 2013 consisted of money market deposit accounts and are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2014	2013

Money market	$42,455	$55,036
Deposits - noninterest bearing	$42,455	$55,036

Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us.
Our investment portfolio is composed of very short-term securities issued by a diversified group of highly rated issuers, limiting our counterparty exposure, as well as mortgage-backed securities issued by government agencies and government sponsored enterprises. Additionally, our investing activity is governed by Board-approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.
Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”), or clearinghouses for OTC derivatives which eliminate counterparty risk. CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by the Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We consider counterparties’ credit risk when determining the fair value of derivative positions on our exposure net of collateral.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps to be submitted for clearing to central counterparties to eliminate counterparty risk. As of June 30 2014, $2.0 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties at June 30, 2014.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$2,256
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	8%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s Baa	8%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by federal banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. Under the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.
“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets and of Tier I Capital to average assets, as defined by the regulation. The following amounts and ratios are based upon the Bank's assets.

	Actual		Well Capitalized Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2014:
Tier I Capital (to Average Assets)	$1,291,390	11.6%	$554,956	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,291,390	15.2%	$509,071	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,351,917	15.9%	$848,451	>	10.0%
As of December 31, 2013:
Tier I Capital (to Average Assets)	$1,221,416	11.7%	$521,973	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,221,416	16.4%	$446,860	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,289,497	17.3%	$745,374	>	10.0%

 Capital Management
The Bank’s goal is to remain well-capitalized at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the deposit insurance fund. We are required by our regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management evaluated the anticipated change in the Bank’s ownership structure, the quality of assets, the stability of earnings, and the adequacy of the Allowance for Loan Losses and believe that current capital levels can be maintained throughout 2014. As of June 30, 2014, the Bank held total Risk-Based Capital of $1.4 billion or 15.9 percent. We expect significant asset growth and are a new stand-alone bank as a result of the Spin-Off. We do not plan to pay a dividend or or authorize any publicly announced share repurchase program in 2014 or 2015. The Bank will reinvest excess capital in its Private Education Loan business.
On July 9, 2013, the FDIC Board of Directors approved an interim final rule that adopts new rules related to regulatory capital measurement and reporting. The interim final rule would strengthen both the quantity and quality of risk-based capital for all banks, placing greater emphasis on Tier 1 common equity capital. The Bank’s updated Capital Policy, approved in December 2013, requires that management begin monitoring the new capital standards ahead of their implementation date of January 2015. Under the new guidelines, well-capitalized institutions will be required to maintain a minimum Tier 1 Leverage ratio of 5 percent, a minimum Tier 1 common equity risk-based capital ratio of 6.5 percent, a minimum Tier 1 risk-based capital of 8 percent and minimum total risk-based capital of 10 percent. In addition, a capital conservation buffer will be phased in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625 percent of risk weighted assets for 2016, 1.25 percent for 2017, 1.875 percent for 2018 and 2.5 percent for 2019 and beyond, resulting in the following minimum ratios beginning in 2019: a Tier 1 common equity risk-based capital ratio of a minimum 7.0 percent, a Tier 1 capital ratio of a minimum 8.5 percent and a total risk-based capital ratio of a minimum 10.5 percent. Institutions that do not maintain the capital conservation buffer could face restrictions on dividend payments, share repurchases and the payment of discretionary bonuses.
As of June 30, 2014, the Bank had a Tier 1 leverage ratio of 11.6 percent, a Tier 1 risk-based capital ratio of 15.2 percent and total risk-based capital ratio of 15.9 percent, exceeding the current guidelines by a significant factor. Our ratios would also exceed the future guidelines if we calculated them today based on the new definitions of capital and risk weighted assets.
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended June 30, 2014 and 2013 or for the six months ended June 30, 2014. For the six months ended June 30, 2013, the Bank paid dividends of $120 million. For the foreseeable future, we expect the Bank to pay dividends to the Company only in amounts sufficient to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.

Contractual Cash Obligations
The following table provides a summary of our contractual principal obligations associated with long-term bank deposits at June 30, 2014.

June 30,
(Dollars in thousands)	2014
One year or less	$948,769
One to 3 years	1,790,342
3 to 5 years	963,536
Over 5 years	—
Total contractual cash obligations	$3,702,647

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
Allowance for Loan Losses

In determining the allowance for loan losses on our Private Education Loan non-TDR portfolio, we estimate the principal amount of loans that will default over the next year (one year being the expected period between a loss event and default) and how much we expect to recover over the same one year period related to the defaulted amount. Expected defaults less our expected recoveries equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.

In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer delinquency and default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We may also take the economic environment into consideration when calculating the allowance for loan losses.

Our non-TDR allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off (“migration analysis”). Once a charge-off forecast is estimated, a recovery assumption is layered on top.

In connection with the Spin-Off, we changed our charge-off policy for Private Education Loans to charging off loans after 120 days of delinquency. Pre-Spin-Off SLM default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. Our default aversion strategies are now focused on loans that are 60 to 120 days delinquent. It is uncertain if our existing default aversion strategies will be as successful in this compressed collection timeframe. We implemented our 120 day collection strategy in April 2014. Through June 30, 2014, our delinquency cure rates have exceeded our expectations.

The migration analysis model is based upon sixteen months of actual collection experience which includes twelve months of collection experience using the 212 day charge off default aversion strategies and four months of experience using the 120 day charge off default aversion strategies. We only used collection data from the first four collection buckets for all sixteen months. This results in our placing a greater emphasis on older periods when the accounts were not being aggressively collected in the 60 to 120 days delinquent buckets. We believe this is appropriate as we have a very limited data since the change in collection practices to be confident that the positive trends will continue. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. As part of this process we consider changes in laws and regulations that could potentially impact the allowance for loan losses. We did not adjust our allowance to reflect any qualitative impacts.

Separately, for our TDR portfolio, we estimate an allowance amount sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan’s basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan’s original effective interest rate. Our TDR portfolio is comprised mostly of loans with interest rate reductions and forbearance usage greater than three months.

The separate allowance estimates for our TDR and non-TDR portfolios are combined into our total allowance for Private Education Loan losses. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates and assumptions that may be susceptible to significant changes. If actual future performance in delinquency, charge-offs or recoveries are significantly different than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered separately in the allowance for loan losses. The loss confirmation period is in alignment with the typical collection cycle and takes into account these periods of nonpayment.

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

Fair Value Measurement
The most significant assumptions used in fair value measurements, including those related to credit and liquidity risk, are as follows:

1.
Derivatives - When determining the fair value of derivatives, we take into account counterparty credit risk for positions where we are exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposure for each counterparty is adjusted based on market information available for that specific counterparty, including spreads from credit default swaps. Additionally, when the counterparty has exposure to us related to our derivatives, we fully collateralize the exposure, minimizing the adjustment necessary to the derivative valuations for our own credit risk. A major indicator of market inactivity is the widening of the bid/ask spread in these markets. In general, the widening of counterparty credit spreads and reduced liquidity for derivative instruments as indicated by wider bid/ask spreads will reduce the fair value of derivatives.

2.
Education Loans - Our Private Education Loans and FFELP Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our student loans are disclosed in Note 10, “Fair Value Measurements.” For both Private Education Loans and FFELP Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, the amount funded by deposits versus equity, and required return on equity. Significant inputs into the models are not generally market observable. They are either derived internally through a combination of historical experience and management’s qualitative expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model. In most cases, these are either infrequent or not observable. For FFELP Loans classified as held-for-sale and accounted for at the lower of cost or market, the fair value is based on the committed sales price of the various loan purchase programs established by the U.S. Department of Education (“ED”).

For further information regarding the effect of our use of fair values on our results of operations, see Note 10, “Fair Value Measurements.”

Derivative Accounting
The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting a derivative must be concluded to be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. See the previous discussion in the section titled “Critical Accounting Policies and Estimates - Fair Value Measurement” for significant judgments related to the valuation of derivatives. Although some of our valuations are more judgmental than others, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity Analysis

Our interest rate risk management program seeks to manage and control interest rate risk, thereby reducing our exposure to fluctuations in interest rates and achieving consistent and acceptable levels of profit in any rate environment, and sustainable growth in net interest income over the long term. We evaluate and monitor interest rate risk through two primary methods:
•Earnings at Risk (“EAR”) which measures the impact of hypothetical changes in interest rates on net interest income;
•Economic Value of Equity (“EVE”) which measures the sensitivity or change in the economic value of equity to changes in interest rates.
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is primary source of interest rate risk within the Company. The majority of the Bank’s assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered the core rate in our interest rate risk analyses with other interest rate changes are correlated to this rate through a detailed statistical analysis. In addition, all rates have floors which indicate how low each specific rate is likely to go. Rates are adjusted up or down via a set of scenarios that includes both shocks and ramps. Shocks represent an immediate and sustained change in 1-month LIBOR plus the resulting changes in other indexes correlated accordingly. Ramps represent a linear increase in 1-month LIBOR over the course of 12 months plus the resulting changes in other indexes correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2014 and December 31, 2013, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant, as well as a hypothetical 100 basis point decrease in market interest rates. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in 2014.

	June 30, 2014		June 30, 2013
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	13.1%	4.2%	10.5%	3.4%
EAR - Ramp	8.2%	2.4%	7.0%	2.3%
EVE	(3.2)%	(3.3)%	(2.4)%	(0.9)%

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
In the preceding tables, under the scenario where interest rates increase 100 and 300 basis points, the change in net interest income is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause net interest income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease.
Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality and size of our balance sheet. They also do not account for other business developments that could affect net income, or for management actions that could affect net income or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of expected future interest rate movements.

Asset and Liability Funding Gap
The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2014. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

(Dollars in billions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$0.4	$—	$0.4
1-month LIBOR	daily	0.9	—	0.9
1-month LIBOR	weekly	—	0.5	(0.5)
1-month LIBOR	monthly	6.4	3.3	3.1
Non-Discrete reset(2)	daily/weekly	1.7	2.8	(1.1)
Fixed Rate(3)		2.0	2.3	(0.3)
Total		$11.4	$8.9	$2.5

(1)	Funding (by index) includes all derivatives that qualify as hedges.

(2)
Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes liquid retail deposits and the obligation to return cash collateral held related to derivatives exposures.

(3)	Assets include receivables and other assets (including premiums and reserves). Funding includes unswapped time deposits.
The "Funding Gap" in the above table primarily mismatches in the reset frequency of the 1-month LIBOR index. We consider the risk to be minimal since they are all indexed to the same rate as the reset frequency is not materially different.
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
Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2014.

Weighted
Average
(Averages in Years)	Life
Earning assets
Student loans	6.7
Cash and investments	0.6
Total earning assets	5.7

Deposits
Short-term deposits	0.1
Long-term deposits	2.4
Total deposits	0.8

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Before the Spin-Off, the Company relied on the controls and resources of pre-Spin-Off SLM for internal control over financial reporting. In conjunction with the Spin-Off, several areas of internal control over financial reporting have changed. We have implemented our own financial, administrative, and other support systems as well as new corporate oversight functions, primarily through the retention of pre-Spin-Off SLM personnel, policies and procedures within the Company and giving consideration to the significantly smaller size of the Company post-Spin-Off.
Other than those noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Proceedings

We and our subsidiaries and affiliates are subject to various claims, lawsuits and other actions that arise in the normal course of business. We believe that these claims, lawsuits and other actions will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. In the ordinary course of business, it is common for the Company, our subsidiaries and affiliates to receive information and document requests and investigative demands from state attorneys general, legislative committees and administrative agencies. These requests may be for informational or regulatory purposes and may relate to our business practices, the industries in which we operate, or other companies with whom we conduct business. Our practice has been and continues to be to cooperate with these bodies and be responsive to any such requests.
Regulatory Update

At the time of this filing, the Bank remains subject the 2014 FDIC Order. The 2014 FDIC Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the UDFI which was terminated on July 15, 2014.  Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA.  Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.

Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the Department of Justice order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.

As required by the 2014 FDIC Order and the Department of Justice order, the Bank is implementing new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these regards. The 2014 FDIC Order also requires the Bank to have its current compliance with consumer protection regulations audited by independent qualified audit personnel. The Bank is focused on achieving timely and comprehensive remediation of each item contained in the orders and on further enhancing its policies and practices to promote responsible financial practices, customer experience and compliance.

In May 2014, the Bank received a Civil Investigative Demand from the CFPB in the Bank’s capacity as a former affiliate of Navient as part of the CFPB’s separate investigation relating to fees and policies of pre-Spin-Off SLM during the period prior to the Spin-Off of Navient. We are cooperating fully with the CFPB but are not in a position at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand, Navient would be responsible for all costs, expenses, losses or remediation likely to arise from this investigation.

Item 1A.	Risk Factors
Our business activities involve a variety of risks. Below we describe the significant risk factors affecting our business. The implications of the recently completed Spin-Off, the ongoing transition of our business and related operational platforms after the Spin-Off, as well as our ongoing involvement with, and reliance on, Navient will add to these risks in the near term. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements.
Economic Environment
Economic conditions could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Our business is always influenced by economic conditions. Economic growth in the United States remains slow and uneven. Our earnings are dependent on the expected future creditworthiness of our student loan customers and their co-borrowers. High unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect performance of our existing education loan portfolios. Since 2009, the unemployment rate has been higher than historical norms. In 2008, the unemployment rate was 5.8 percent; it reached a high of 9.6 percent in 2010 and declined to 7.4 percent in 2013. Forbearance program provides temporary relief for borrowers experiencing difficulty in making payments but may also have the effect of delaying the recognition of potential defaults. Higher credit-related losses and weaker credit quality could also negatively affect our business, financial condition and results of operations and limit funding options, which could also adversely impact our liquidity position. If the type and amount of federal funds available to pay for a college education or refinance existing education loans increases, the volume of our new loan originations and the repayment rates of our existing loans could be materially and adversely effected.
Regulatory
We operate in a highly regulated environment and the laws and regulations that govern our operations, or changes in them, or our failure to comply with them, may adversely affect us.
We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, depositors, the Deposit Insurance Fund (the “DIF”), and the overall financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, limit proprietary trading and investments in certain private funds, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional compliance costs. We, like the rest of the banking sector, are facing increased regulation and supervision of our industry by the federal bank regulatory agencies and expect that there will be additional and changing requirements and conditions imposed on us. Once the Bank has four consecutive quarters with total assets of at least $10 billion, the Consumer Financial Protection Bureau (the “CFPB”) will become its primary consumer compliance supervisor, with exclusive examination authority and primary enforcement authority. CFPB jurisdiction could result in additional regulation and supervision, which could increase our costs and limit our ability to pursue business opportunities. Consent orders, decrees or settlements entered into with governmental agencies may also increase our compliance costs or restrict certain of our activities. The Bank is subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty issued by the FDIC.  Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers Civil Relief Act (“SCRA”). Further, our failure to comply with these laws and regulations, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Finally, we operate in a politically charged environment for student loan lending and originations, which could lead to further laws and regulations limiting our business.

Funding, Liquidity, and Capital
Our business is heavily reliant on our ability to obtain deposits and dispose of portions of the loans we originate.
If we are unable to obtain funds from which to make new Private Education Loans or sell sufficient portions of the loans we produce, our business, financial condition and results of operations would be materially adversely affected.
We fund Private Education Loan originations through term and liquid brokered and retail deposits raised by the Bank. Assets funded in this manner result in refinancing risk because the average term of the deposits is shorter than the expected term of the education loan assets we create. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition of prior approval requirements or restrictions on deposit growth through brokered deposits. As a supervisory matter, reliance on brokered deposits as a significant source of funding is discouraged. As a result, in order to grow our deposit base, we will need to expand our non-brokered channels for deposit generation, including through new marketing and advertising efforts, which may require significant time, capital, and effort to implement. Further, we are likely to face significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs. If we are unable to develop new channels of deposit origination, it could have a material adverse effect on our business, results in operations, and financial position.
We cannot increase the rate of growth on Private Education Loan originations and remain within FDIC-stipulated growth rates unless we can sell significant amounts of our loan production in secondary capital markets transactions. There is no assurance that secondary buyers of our loan production will be available at sufficient levels or costs that make the origination of new Private Education Loans possible or profitable.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine transactions including with our derivative counterparties could be adversely affected by the actions and commercial soundness of other financial institutions or market utilities. Defaults by, or even rumors or questions about, one or more financial institutions or market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and a lack of confidence in financial institutions and could lead to losses or defaults by us or by other financial institutions.

The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements, which may increase the price of, or decrease our ability to obtain, necessary liquidity.
Net interest income is the primary source of cash flow generated by our portfolios of Private Education Loans and FFELP Loans. Interest earned on Private Education Loans and FFELP Loans is primarily indexed to one-month LIBOR rates. In a rising interest rate environment, this difference in timing may compress the net interest margin on Private Education Loans and FFELP Loans.
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
We must effectively manage the liquidity risk to which we are exposed. We require liquidity to meet cash requirements such as day-to-day operating expenses, extensions of credit on our Private Education Loans, meet demand for deposit withdrawals and payment of required dividends on our preferred stock. Our primary sources of liquidity and funding are from customer deposits, payments made on Private Education Loans and FFELP Loans that we hold, and proceeds from loan sales we undertake. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.
Unexpected and sharp changes in the overall economic environment may negatively impact the performance of our loan and credit portfolios and cause increases in our provision for loan losses and charge-offs.
Unexpected changes in the overall economic environment, including unemployment, may result in the credit performance of our loan portfolio being materially different from what we expect. Our earnings are dependent on the expected future creditworthiness of our education loan customers, especially with respect to our Private Education Loan portfolio. We maintain an allowance for credit losses based on expected future charge-offs expected over primarily the next year, which considers many factors, including levels of past due loans and forbearances and expected economic conditions. However, management’s determination of the appropriate allowance level may under- or over-estimate future losses. If the credit quality of our customer base materially decreases, if a market risk changes significantly, or if our reserves for credit losses are not adequate, our business, financial condition and results of operations could suffer.
Our use of derivatives to manage interest rate sensitivity exposes us to credit and market risk that could have a material adverse effect on our earnings.
We maintain an overall interest rate strategy that uses derivatives to minimize the economic effect of interest rate changes. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, our education loan portfolio remains subject to prepayment risk that could result in its being under- or over-hedged, which could result in material losses. In addition, our interest rate risk management activities expose us to mark-to-market losses if interest rates move in a materially different way than was expected when we entered into the related derivative contracts. As a result, there can be no assurance that hedging activities using derivatives will effectively manage our interest rate sensitivity, have the desired beneficial impact on our results of operations or financial condition or not adversely impact our liquidity and earnings.
Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Some of the swaps we use to manage earnings variability caused by having different reset characteristics on interest-earning assets and interest-bearing liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our statement of income. A decline in the fair value of these derivatives could have a material adverse effect on our reported earnings.
We are also subject to the creditworthiness of other third parties, including counterparties to derivative transactions. For example, we have exposure to the financial conditions of various lending, investment and derivative counterparties. If a counterparty fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, we might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment, and thus be exposed to a greater level of interest rate and/or foreign currency exchange rate risk which could lead to additional losses. Our counterparty exposure is more fully discussed in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Counterparty Exposure.” If our counterparties are unable to perform their obligations, our business, financial condition and results of operations could suffer.

Defaults on education loans, particularly Private Education Loans, could adversely affect our earnings, financial condition, and liquidity.
We bear the full credit exposure on Private Education Loans. Delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies, as a percentage of Private Education Loans in repayment, were 0.7 percent at June 30, 2014.
The evaluation of our allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of June 30, 2014, our allowance for Private Education Loan losses was approximately $54 million. During the six months ended June 30, 2014, we recognized provisions for Private Education Loan losses of $39 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors outside of our control, such as downturns in the economy, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), a cosigner and the current economic environment. General economic and employment conditions, including employment rates for recent college graduates during the recent recession, led to higher rates of education loan defaults. If actual loan performance is worse than currently estimated, it could materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income and, as a result, adversely affect our results of operations.
Additionally, pre-Spin-Off SLM’s Private Education Loan default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. As a result of changing our corporate charge-off policy to charging off at 120 days delinquent and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies must now focus more on loans 60 to 120 days delinquent. We have little experience in executing our default aversion strategies on such compressed collection timeframes.  If we are unable to maintain or improve on our existing default aversion levels during these shortened collection timeframes default rates on our Private Education Loans could increase.

FFELP Loans are insured or guaranteed by state or not-for-profit agencies and are also protected by contractual rights to recovery from the United States pursuant to guaranty agreements among ED and these agencies. These guarantees generally cover at least 97 percent of a FFELP Loan’s principal and accrued interest for loans disbursed and, in limited circumstances, 100 percent of the loan’s principal and accrued interest. Nevertheless, we are exposed to credit risk on the non-guaranteed portion of the FFELP Loans in our portfolio and to the possible loss of the insurance or guarantee due to a failure of our servicer to comply with the Higher Education Act and related regulations.

The revised capital requirements under the U.S. Basel III capital rules impose heightened capital standards which may adversely affect us, our business, results of operations and financial position.
In July 2013, the federal banking regulators issued the U.S. Basel III final rule. The final rule implements the Basel III capital framework in the United States and certain provisions of the Dodd-Frank Act, including the Collins Amendment. The U.S. Basel III final rule will apply to the Bank beginning on January 1, 2015. Consistent with the Basel Committee on Banking Supervision’s Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank. Failure to maintain the capital conservation buffer will result in increasingly stringent restrictions on a banking organization’s ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. The capital conservation buffer and certain other aspects of the U.S. Basel III final rule will be phased in over several years. The final rule also increases the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, while maintaining the current minimum total risk-based capital ratio of 8 percent. Effective January 1, 2015, the final rule revises the capital categories, including the well-capitalized category, in the prompt corrective action framework applicable to insured depository institutions such as the Bank to reflect the higher Basel III capital ratios. If the Bank fails to satisfy regulatory capital or leverage capital requirements, it may be subject to serious regulatory sanctions which could also have an impact on us. If any of these sanctions were to occur, they could prevent us from successfully executing our business plan and may have a material adverse effect on our business, results of operations, and financial position.
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
The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting periods. Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. A description of our critical accounting estimates and assumptions may be found in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and in Note 1, “Significant Accounting Policies” to the consolidated financial statements included in this Form 10-Q. If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to the Spin-Off

The actions required to implement the complete separation of our pre-Spin-Off businesses into two, distinct, publicly-traded entities have and will continue to take significant management time and attention and could disrupt operations.
The complete separation of the pre-Spin-Off organization into two publicly-traded companies will require significant ongoing execution and administration at all levels of the internal organization. A team of employees is charged with implementing the Spin-Off, reporting frequently to management on status and progress of the project. For the foreseeable future, high-level employees and management will continue to dedicate a significant amount of time to the implementation of the Spin-Off to ensure that it is carried out timely and appropriately. The time and attention that high-level employees and management dedicate to the implementation of the Spin-Off could limit the time and attention spent on managing the business which could disrupt current and future operations.

We will incur significant costs in connection with being a stand-alone company and lose the advantage of our larger size and purchasing power that existed prior to the Spin-Off.
We will incur significant costs in connection with the transition to being a stand-alone public company and implementing the Spin-Off, including costs to separate information systems, accounting, tax, legal and other professional services costs and recruiting and relocation costs associated with hiring key senior management personnel new to us. In addition, the businesses that we operate have historically taken advantage of our larger size and purchasing power prior to the Spin-Off in procuring goods and services. After the Spin-Off, we are no longer able to rely on this purchasing power and, as a result, we may not be able to obtain goods and services from third-party service providers and vendors at prices or on terms as favorable as those we obtained prior to the Spin-Off. Furthermore, prior to the Spin-Off, our businesses have obtained services from, or engaged in transactions with, our affiliates under intercompany agreements. Navient and its affiliates will provide services to us and our affiliates following the Spin-Off under a transition services agreement for a transition period and potentially thereafter. The fees charged by Navient and its affiliates for the provision of these services to us and our affiliates may be higher than those charged prior to the Spin-Off. All of these factors will result in costs that are higher than the amounts reflected in historical financial statements which could cause our profitability to decrease.
We continue to have significant exposures to risks related to Navient’s loan servicing operations and its creditworthiness. If we are unable to obtain services, complete the transition of our origination and loan servicing operations as planned, or obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations and financial condition could be materially and adversely affected.
At the time of this filing, our loan origination and servicing capabilities continue to be provided by Navient pursuant to a transition services agreement. Pursuant to the Separation and Distribution Agreement and transition services agreement, Navient will also continue to bear significant responsibility for its servicing activities undertaken for the Bank during this transition period. We are continuing to work with Navient to complete an orderly and staged transition to our own separate, stand-alone loan origination and servicing platforms. Any unexpected delays or additional costs or expenses to complete this transition or to provide the servicing activities conducted by Navient on our behalf, whether or not due to Navient’s actions, could significantly affect our operating expenses and earnings.
Navient has also agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has include:

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off.

•	Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses operated or conducted prior to the Spin-Off.

•
Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the recently agreed regulatory orders with the FDIC and the Department of Justice, other than fines directly levied against the Bank in connection with these matters. Under the Department of Justice order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.

The Separation and Distribution Agreement provides specific processes and procedures pursuant to which we may submit claims for indemnification to Navient and, to date, Navient has acknowledged and accepted all claims. Nonetheless, if for any reason Navient is unable or unwilling to pay claims made against it, our costs, operating expenses and financial condition could be materially and adversely affected over time.
We may not achieve some or all of the expected benefits of the Spin-Off, and the Spin-Off may adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the Spin-Off, or such benefits may be delayed or not occur at all. The Spin-Off is expected to provide the following benefits, among others: (i) a distinct investment identity allowing investors to evaluate the merits, performance, and future prospects of the Company separately from Navient; (ii) cash flows significantly in excess of preferred stock dividend and debt service obligations; (iii) more efficient allocation of capital for the Company and Navient; (iv) reducing the likelihood the Company is designated a systemically important financial institution; and (v) a separate equity structure that allows direct access by the Company to the capital markets and the use of our equity for acquisitions and equity compensation.
We may not be able to realize these and other anticipated benefits for a variety of reasons, including, among others: (a) the Spin-Off will continue to require significant amounts of management’s time and effort for the foreseeable future, which may divert management’s attention from operating our business; (b) following the Spin-Off, the Company may be more susceptible to market fluctuations and other adverse events than if it were still part of the larger SLM Corporation that existed prior to the Spin-Off; (c) since the Spin-Off, our business is less diversified than our business prior to the Spin-Off; and (d) other actions required to separate our business from Navient could disrupt our operations. If we fail to achieve some or all of the benefits expected to result from the Spin-Off, or if such benefits are delayed, the business, financial condition and results of our operations of could be adversely affected and the value of its stock could be impacted.

Our common and preferred stock prices may fluctuate significantly.
The market price of shares of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	Actual or anticipated fluctuations in our operating results

•	Our smaller market capitalization as compared to pre-Spin-Off SLM

•	Changes in earnings estimated by securities analysts or our ability to meet those estimates

•	Our policy of paying no common stock dividends

•	The operating and stock price performance of comparable companies

•	Changes to the regulatory and legal environment under which we and our subsidiaries operate

•	Domestic and worldwide economic conditions
The market price of shares of our preferred stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	Significant sales of our preferred stock, or the expectation of these sales or expectations of same

•	Lack of credit agency ratings or FDIC insurance

•	Movements in interest rates and spreads that negatively affect return

•	Call and redemption features
In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A securities class action lawsuit against the Company could cause it to incur substantial costs and could divert the time and attention of its management and other resources, which could materially adversely affect our business, financing condition and results of operations.

Sallie Mae and Navient will each be subject to restrictions under a tax sharing agreement between them, and a violation of the tax sharing agreement may result in tax liability to Sallie Mae and to its stockholders.
In connection with the Spin-Off, the Company entered into a tax sharing agreement with Navient to preserve the tax-free treatment of the separation and distribution of Navient. Under this tax sharing agreement, both the Company and Navient will be restricted from engaging in certain transactions that could prevent the Spin-Off from being tax-free to the Company and its stockholders at the time of the Spin-Off for U.S. federal income tax purposes. Compliance with the tax sharing agreement and the restrictions therein may limit the Company’s near-term ability to pursue certain strategic transactions or engage in activities that might be beneficial from a business perspective, including M&A transactions. This may result in missed opportunities or the pursuit of business strategies that may not be as beneficial for the Company and which may negatively affect the Company’s anticipated profitability. If Navient fails to comply with the restrictions in the tax sharing agreement and as a result the Spin-Off was determined to be taxable for U.S. federal income tax purposes, the Company and its stockholders at the time of the Spin-Off that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. Although the tax sharing agreement will provide that Navient is required to indemnify the Company for taxes incurred by the Company that may arise were Navient to fail to comply with its obligations under the tax sharing agreement, there is no assurance that Navient will have the funds to satisfy that liability. Also, Navient will not be required to indemnify our stockholders for any tax liabilities they may incur for its violation of the tax sharing agreement.
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
We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentrations as a Private Education Loan lender. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public resistance to higher education costs increases, or if the demand for higher education loans decreases, our business could be negatively affected. In addition, the federal government, through the Direct Student Loan Program (“DSLP”), poses significant competition to our private credit loan products. If loan limits under the DSLP and other federal education lending programs increase, federally-funded education loans could be more widely available to students and their families, resulting in further decreases in the size of the Private Education Loan market and demand for our Private Education Loan products.
We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.
Our future success depends significantly on the continued services and performance of our management team. We believe our management team’s depth and breadth of experience in our industry is integral to executing our business plan. We also will need to continue to attract, motivate and retain other key personnel. The loss of the services of members of our management team or other key personnel or the inability to attract additional qualified personnel as needed could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2014.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2014	—	—	—	—
May 1 - May 31, 2014	47	$8.87	—	—
June 1 - June 30, 2014	312	$8.58	—	—

Total second-quarter 2014	359	$8.62	—

     _

(1)
All shares purchased are pursuant to the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	At the present time the Company does not have a publicly announced share repurchase plan or program.
The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2014 was $8.31.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Nothing to report.

Item 5.	Other Information

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
 Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions to govern the practices and oversight of financial institutions and other participants in the financial markets. It imposes significant regulations, additional requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. It requires the issuance of many implementing regulations which will take effect over several years, making it difficult to anticipate the overall impact to us, our affiliates, including the Bank as well as our customers and the financial industry more generally. While the overall impact cannot be predicted with any degree of certainty, we are and will continue to be affected by the Dodd-Frank Act in a wide range of areas.

The Consumer Financial Protection Act, a part of the Dodd-Frank Act, established the CFPB, which has broad authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws, including regulatory oversight of the Private Education Loan industry, and to examine financial institutions for compliance. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions for practices relating to the sale of additional products associated with the extension of consumer credit. Once the Bank has four consecutive quarters with total assets of at least $10 billion, the CFPB will become its primary consumer compliance supervisor with exclusive examination authority and primary enforcement authority. The UDFI and FDIC will remain the prudential regulatory authorities with respect to the Bank’s financial strength.

The CFPB continues an active interest in the student loan industry undertaking a number of initiatives relative to the Private Education Loan Market and student loan servicing. On October 16, 2013, the Private Education Loan Ombudsman within the CFPB submitted its second report based on Private Education Loan inquiries received through the CFPB portal from October 1, 2012 through September 30, 2013, including 1,327 inquiries transmitted to Sallie Mae during that period. The Dodd-Frank Act created the Private Education Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman reports to Congress annually on the trends and issues that it identifies through this process. The report offers analysis, commentary and recommendations to address issues reported by consumers. The report’s key observations included: (1) just under 50 percent of all private student loan inquiries received were related to consumers seeking a loan modification or other option to reduce their monthly payment; (2) payment processing problems continue to represent a significant amount of the inquiries received by the CFPB, such as confusion about payment application policies, the application of excess payments and underpayments, timing of payment processing, access to payment histories, lost payments, obtaining payoff information and servicing transfers; and (3) many of the private student loan inquiries mirror the problems heard from consumers in the mortgage market and that recent changes to mortgage servicing and credit card servicing practices might be applicable to the Private Education Loan market.

Regulation of Sallie Mae Bank
The Bank was chartered in 2005 and is a Utah industrial bank regulated by the FDIC and the UDFI. We are currently not a bank holding company and therefore are not subject to the regulation applicable to bank holding companies. However, we and our non-bank subsidiaries are subject to regulation and oversight as institution-affiliated parties. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us, the Bank and our other non-bank subsidiaries.
General

The Bank is currently subject to primary regulation and examination by the FDIC and the UDFI. Numerous other federal and state laws as well as regulations promulgated by the FDIC and the state banking regulator govern almost all aspects of the operations of the Bank and, to some degree, our operations and those of our non-bank subsidiaries as institution-affiliated parties.

Actions by Federal and State Regulators

Like all depository institutions, the Bank is regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the UDFI and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions on the Bank’s part if they determine that it has insufficient capital or other resources, or is otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, the Bank’s regulators can require it to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Bank would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

Enforcement Powers

We and our nonbank subsidiaries are “institution-affiliated parties” of the Bank, including our management, employees, agents, independent contractors and consultants, and are generally subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking agency, cease and desist and similar orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. The federal banking regulators also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

At the time of this filing, the Bank remains subject to the 2014 FDIC Order. The 2014 FDIC Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the UDFI which was terminated on July 15, 2014.  Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers Civil Relief Act (“SCRA”).  Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.

Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the Department of Justice order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.

As required by the 2014 FDIC Order and the Department of Justice order, the Bank is implementing new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these regards. The 2014 FDIC Order also requires the Bank to have its current compliance with consumer protection regulations audited by independent qualified audit personnel. The Bank is focused on achieving timely and comprehensive remediation of each item contained in the orders and on further enhancing its policies and practices to promote responsible financial practices, customer experience and compliance.

In May 2014, the Bank received a Civil Investigative Demand from the CFPB in its capacity as a former affiliate of Navient as part of the CFPB’s separate investigation relating to fees and policies of pre-Spin-Off SLM during the period prior to the Spin-Off of Navient. We are cooperating fully with the CFPB but are not in a position at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand, Navient would be responsible for all costs, expenses, losses or remediation likely to arise from this investigation.
Standards for Safety and Soundness
The Federal Deposit Insurance Act (the “FDIA”) requires the federal bank regulatory agencies such as the FDIC to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions, such as the Bank, relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, and asset quality. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking regulators have adopted regulations and interagency guidelines prescribing standards for safety and soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Dividends

The Federal Deposit Insurance Corporation Improvement Act generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to the Bank require minimum levels of capital that may limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. Finally, the ability of the Bank to pay dividends, and the contents of its respective dividend policy, could be impacted by a range of regulatory changes made pursuant to the Dodd-Frank Act, many of which will require final implementing rules to become effective.

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended June 30, 2014 and 2013 or for the six months ended June 30, 2014. For the six months ended June 30, 2013, the Bank paid dividends of $120 million.
Capital Requirements under Basel III

The current risk-based capital guidelines that apply to the Bank are based on the 1988 Basel I capital accord. In 2007, the federal banking regulators established capital standards based on the advanced internal ratings-based approach for credit risk and the advanced measurement approaches for operational risk contained in the Basel Committee’s second capital accord, referred to as “Basel II,” for the largest and most internationally active U.S. banking organizations, which do not include the Bank. In December 2010, the Basel Committee reached agreement on a revised set of regulatory capital standards: Basel III. These new standards, which are aimed at increasing the quality and quantity of regulatory capital, seek to further strengthen financial institutions’ capital positions by mandating a higher minimum level of common equity to be held, along with a capital conservation buffer to withstand future periods of stress.

In July 2013, the federal banking regulators issued the U.S. Basel III final rule. The final rule implements the Basel III capital framework and certain provisions of the Dodd-Frank Act, including the Collins Amendment. Certain aspects of the final rule, such as the new minimum capital ratios and the revised methodology for calculating risk-weighted assets, will become effective on January 1, 2015 for the Bank. Other aspects of the final rule, such as the capital conservation buffer and the new regulatory deductions from and adjustments to capital, will be phased in over several years beginning on January 1, 2015.

Consistent with the Basel Committee’s Basel III capital framework, the U.S. Basel III final rule includes a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of greater than 2.5 percent of risk-weighted assets that will apply to all U.S. banking organizations, including the Bank. Failure to maintain the capital conservation buffer will result in increasingly stringent restrictions on a banking organization’s ability to make dividend payments and other capital distributions and pay discretionary bonuses to executive officers. The final rule also increases the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, while maintaining the current minimum total risk-based capital ratio of 8 percent. In addition, for the largest and most internationally active U.S. banking organizations, which do not include the Bank, the final rule includes a new minimum supplementary leverage ratio that takes into account certain off-balance sheet exposures.

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

Stress Testing Requirements

As of December 31, 2013, the Bank had total assets of $10.8 billion. Once the Bank’s average total assets over four consecutive quarters exceed $10 billion, it will subsequently become subject to annual Dodd-Frank Act stress testing requirements. The Dodd-Frank Act imposes stress test requirements on banking organizations with total consolidated assets of more than $10 billion. The FDIC’s implementing regulations require FDIC-regulated depository institutions, such as the Bank, to conduct annual company-run stress test scenarios provided by the FDIC and publish a summary of those results. If, as is expected, the proposed rule that revises Part 325 Subpart C of the FDIC Rules and Regulations is adopted, the Bank will be required to submit the results of its stress tests to the FDIC by July 31, 2016.
Deposit Insurance and Assessments

Deposits at the Bank are insured by the Deposit Insurance Fund (the “DIF”), as administered by the FDIC, up to the applicable limits established by law. The Dodd-Frank Act amended the statutory regime governing the DIF. Among other things, the Dodd-Frank Act established a minimum designated reserve ratio (“DRR”) of 1.35 percent of estimated insured deposits, required that the fund reserve ratio reach 1.35 percent by September 30, 2020, and directed the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the Dodd-Frank Act requires the assessment base to be an amount equal to the average consolidated total assets of the insured depository institution during the assessment period, minus the sum of the average tangible equity of the insured depository institution during the assessment period and an amount the FDIC determines is necessary to establish assessments consistent with the risk-based assessment system found in the FDIA.
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
With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. For more information on the Bank’s deposits, see the section titled “Certain Unaudited Financial and Statistical Information of Sallie Mae and Sallie Mae Bank.”
Regulatory Examinations
The Bank currently undergoes regular on-site examinations by the Bank’s regulators, which examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.
Source of Strength
Under the Dodd-Frank Act, we are required to serve as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when we might not do so absent the statutory requirement. Any loan by us to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank.
Community Reinvestment Act
The Community Reinvestment Act requires the FDIC to evaluate the record of the Bank in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the Bank.

Properties
The following table lists the principal facilities owned by us as of June 30, 2014:

Location	Function	Related Business Area(s)	Approximate Square Feet
Newark, DE	Headquarters	Consumer Lending; Business Services; FFELP Loans; Other	160,000
Indianapolis, IN	Loan Servicing Center	Business Services	50,000

The following table lists the principal facilities leased by us as of June 30, 2014:

Location	Function	Related Business Area(s)	Approximate Square Feet
Reston, VA	Administrative Offices	Consumer Lending; Business Services; FFELP Loans; Other	18,000
Newton, MA	Upromise	Business Services	18,000
Salt Lake City, UT	Sallie Mae Bank	Consumer Lending	11,400
None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collection centers are generally adequate to meet our long-term student loan and business goals. Our headquarters are currently located in owned space at 300 Continental Drive, Newark, Delaware, 19713.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

3.1	Amended and Restated Certificate of Incorporation of SLM Corporation

10.1	Employment Agreement, dated April 21, 2014 between Laurent C. Lutz and the Company†

10.2	Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of June 25, 2014†

10.3	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2014†

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 23, 2014