Form 10-Q
period 2014-09-30
SLM CORP
filed 2014-10-22
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
(302) 451-0200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2014
Common Stock, $0.20 par value	423,164,643 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$1,570,378	$2,182,865
Available-for-sale investments at fair value (cost of $155,136 and $106,977, respectively)	153,893	102,105
Loans held for investment (net of allowance for losses of $65,715 and $68,081, respectively)	9,095,373	7,931,377
Other interest-earning assets	52,191	4,355
Accrued interest receivable	453,522	356,283
Premises and equipment, net	78,806	74,188
Acquired intangible assets, net	3,733	6,515
Tax indemnification receivable	253,681	—
Other assets	53,375	48,976
Total assets	$11,714,952	$10,706,664

Liabilities
Deposits	$9,173,022	$9,001,550
Income taxes payable, net	283,118	162,205
Upromise related liabilities	296,594	307,518
Other liabilities	143,790	69,248
Total liabilities	9,896,524	9,540,521

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 0 shares issued, respectively, at stated value of $50 per share	165,000	—
Series B: 4 million and 0 shares issued, respectively, at stated value of $100 per share	400,000	—
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 424 million and 0 shares issued, respectively	84,777	—
Additional paid-in capital	1,078,501	—
Navient's subsidiary investment	—	1,164,495
Accumulated other comprehensive (loss) income (net of tax (benefit) expense of ($1,275) and ($1,849), respectively)	(1,852)	(3,024)
Retained earnings	98,210	—
Total SLM Corporation stockholders' equity before treasury stock	1,824,636	1,161,471
Less: Common stock held in treasury at cost: 1 million and 0 shares, respectively	(6,208)	—
Noncontrolling interest	—	4,672
Total equity	1,818,428	1,166,143
Total liabilities and equity	$11,714,952	$10,706,664

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans	$164,106	$131,030	$486,379	$384,811
Investments	2,917	5,826	6,121	17,450
Cash and cash equivalents	1,180	837	3,145	2,608
Total interest income	168,203	137,693	495,645	404,869
Interest expense:
Deposits	24,177	20,849	67,801	64,857
Other interest expense	—	61	41	110
Total interest expense	24,177	20,910	67,842	64,967
Net interest income	144,026	116,783	427,803	339,902
Less: provisions for loan losses	14,898	20,404	55,071	40,081
Net interest income after provisions for loan losses	129,128	96,379	372,732	299,821
Non interest income:
Gains on sales of loans, net	85,147	43,434	120,963	192,097
Gains (losses) on derivatives and hedging activities, net	5,401	297	(4,821)	855
Other	5,461	9,416	28,826	25,880
Total noninterest income	96,009	53,147	144,968	218,832
Expenses:
Compensation and benefits	31,597	26,031	92,931	82,616
Other operating expenses	40,482	42,509	103,226	113,111
Total operating expenses	72,079	68,540	196,157	195,727
Acquired intangible asset impairment and amortization expense	1,150	1,657	4,145	3,085
Restructuring and other reorganization expenses	14,079	—	27,828	107
Total expenses	87,308	70,197	228,130	198,919
Income before income tax expense	137,829	79,329	289,570	319,734
Income tax expense	54,903	30,272	115,502	122,011
Net income	82,926	49,057	174,068	197,723
Less: net loss attributable to noncontrolling interest	—	(333)	(434)	(1,020)
Net income attributable to SLM Corporation	82,926	49,390	174,502	198,743
Preferred stock dividends	4,850	—	8,078	—
Net income attributable to SLM Corporation common stock	$78,076	$49,390	$166,424	$198,743

Basic earnings per common share attributable to SLM Corporation	$0.18	$0.11	$0.39	$0.45
Average common shares outstanding	423,079	436,109	424,187	442,208
Diluted earnings per common share attributable to SLM Corporation	$0.18	$0.11	$0.38	$0.44
Average common and common equivalent shares outstanding	431,604	444,939	432,324	450,437

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$82,926	$49,057	$174,068	$197,723
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(525)	3,613	3,629	41,382
Unrealized losses on cash flow hedges	(1,883)	—	(1,883)	—
Total unrealized gains (losses)	(2,408)	3,613	1,746	41,382
Income tax (expense) benefit	921	(1,368)	(574)	(15,695)
Other comprehensive income (loss), net of tax benefit (expense)	(1,487)	2,245	1,172	25,687
Comprehensive income	81,439	51,302	175,240	223,410
Less: comprehensive loss attributable to noncontrolling interest	—	(333)	(434)	(1,020)
Total comprehensive income attributable to SLM Corporation	$81,439	$51,635	$175,674	$224,430

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income	Total SLM Corporation Equity	Non-controlling interest	Total Equity

Balance at June 30, 2013	$1,162,822	$37,790	$1,200,612	$5,338	$1,205,950
Net income (loss)	49,390	—	49,390	(333)	49,057
Other comprehensive income, net of tax	—	2,245	2,245	—	2,245
Total comprehensive income (loss)	—	—	51,635	(333)	51,302
Net transfers to affiliate	(84,080)	—	(84,080)	—	(84,080)
Balance at September 30, 2013	$1,128,132	$40,035	$1,168,167	$5,005	$1,173,172

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity	Non-controlling interest	Total Equity
Balance at June 30, 2014	7,300,000	423,295,249	(358,771)	422,936,478	$565,000	$84,659	$1,071,916	$—	$(365)	$20,167	$(3,113)	$1,738,264	$—	$1,738,264
Net income	—	—	—	—	—	—	—	—	—	82,926	—	82,926	—	82,926
Other comprehen-sive loss, net of tax	—	—	—	—	—	—	—	—	(1,487)	—	—	(1,487)	—	(1,487)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	81,439	—	81,439
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	—	(2,875)	—	(2,875)	—	(2,875)
Preferred Stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	—	(1,975)	—	(1,975)	—	(1,975)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	33	—	—	(33)	—	—	—	—
Issuance of common shares	—	584,787	—	584,787	—	118	2,047	—	—	—	—	2,165	—	2,165
Stock-based compensation expense	—	—	—	—	—	—	4,505	—	—	—	—	4,505	—	4,505
Shares repurchased related to employee stock-based compensation plans	—	—	(356,622)	(356,622)	—	—	—	—	—	—	(3,095)	(3,095)	—	(3,095)
Balance at September 30, 2014	7,300,000	423,880,036	(715,393)	423,164,643	$565,000	$84,777	$1,078,501	$—	$(1,852)	$98,210	$(6,208)	$1,818,428	$—	$1,818,428
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Total SLM Corporation Equity	Non-controlling interest	Total Equity

Balance at December 31, 2012	$1,068,928	$14,348	$1,083,276	$6,025	$1,089,301
Net income (loss)	198,743		198,743	(1,020)	197,723
Other comprehensive income, net of tax	—	25,687	25,687	—	25,687
Total comprehensive (loss)	—	—	224,430	(1,020)	223,410
Net transfers to affiliate	(139,539)	—	(139,539)	—	(139,539)
Balance at September 30, 2013	$1,128,132	$40,035	$1,168,167	$5,005	$1,173,172

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity	Non-controlling interest	Total Equity
Balance at December 31, 2013	—	—	—	—	$—	$—	$—	$1,164,495	$(3,024)	$—	$—	$1,161,471	$4,672	$1,166,143
Net income (loss)	—	—	—	—	—	—	—	68,173	—	106,329	—	174,502	(434)	174,068
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	1,172	—	—	1,172	—	1,172
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	175,674	(434)	175,240
Net transfers from affiliate	—	—	—	—	—	—	—	479,409	—	—	—	479,409	—	479,409
Separation adjustments related to Spin-Off of Navient Corporation	7,300,000	422,790,320	—	422,790,320	565,000	84,558	1,062,519	(1,712,077)	—	—	—	—	—	—
Sale of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(4,238)	(4,238)
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	—	(4,792)	—	(4,792)	—	(4,792)
Preferred Stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	—	(3,286)	—	(3,286)	—	(3,286)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	41	—	—	(41)		—	—	—
Issuance of common shares	—	1,089,716	—	1,089,716	—	219	4,391	—	—	—	—	4,610	—	4,610
Stock-based compensation expense	—	—	—	—	—	—	11,550	—	—	—	—	11,550	—	11,550
Shares repurchased related to employee stock-based compensation plans	—	—	(715,393)	(715,393)	—	—	—	—	—	—	(6,208)	(6,208)	—	(6,208)
Balance at September 30, 2014	7,300,000	423,880,036	(715,393)	423,164,643	$565,000	$84,777	$1,078,501	$—	$(1,852)	$98,210	$(6,208)	$1,818,428	$—	$1,818,428
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net income	$174,068	$197,723
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	55,071	40,081
Tax provision	115,502	122,011
Amortization of FDIC fees	—	1,046
Amortization of brokered deposit placement fee	7,548	7,128
Amortization of deferred loan origination costs and fees, net	1,446	753
Net amortization (accretion) of discount on investments	433	(6,442)
Depreciation of premises and equipment	2,326	2,977
Amortization and impairment of acquired intangibles	4,145	3,085
Stock-based compensation expense	20,127	12,420
Interest rate swap	1,307	(641)
Gains on sale of loans, net	(120,963)	(192,097)
Changes in operating assets and liabilities:
Net decrease in loans held for sale	6,448	2,674
Origination of loans held for sale	(6,448)	(2,674)
Increase in accrued interest receivable	(220,273)	(184,590)
(Increase) decrease in other interest-earning assets	(47,836)	87
(Increase) decrease in other assets	11,499	8,148
Decrease in income tax payable	(294,116)	(209,362)
Increase (decrease) in accrued interest payable	2,639	(130)
Increase in payable due to Navient	18,114	228,243
Increase (decrease) in other liabilities	30,741	(23,584)
Total adjustments	(412,290)	(190,867)
Total net cash (used in) provided by operating activities	(238,222)	6,856
Investing activities
Loans acquired and originated	(38,165)	(274,975)
Net proceeds from sales of loans held for investment	1,994,017	2,428,404
Net increase in loans held for investment	(2,932,369)	(2,809,567)
Purchases of available-for-sale securities	(55,928)	(33,037)
Proceeds from sales and maturities of available-for-sale securities	7,337	14,313
Total net cash used in investing activities	(1,025,108)	(674,862)
Financing activities
Brokered deposit placement fee	(5,533)	—
Net decrease in brokered certificates of deposit	(601,685)	(552,908)
Net (decrease) increase in NOW account deposits	(18,214)	6,558
Net (decrease) increase in High Yield Savings Deposits	(39,359)	22,083
Net (decrease) increase in Retail Certificates of Deposit	(13,268)	27,759
Net increase in MMDA deposits	862,447	927,997
Net decrease in deposits with entity that is a subsidiary of Navient	(5,633)	(122,870)
Special cash contribution from Navient	472,718	—
Net capital contributions from entity that is a subsidiary of Navient	7,448	28,164
Preferred stock dividends paid	(8,078)	—
Dividend paid to entity that is a subsidiary of Navient	—	(120,000)
Net cash provided by financing activities	650,843	216,783
Net decrease in cash and cash equivalents	(612,487)	(451,223)

Cash and cash equivalents at beginning of period	2,182,865	1,599,082
Cash and cash equivalents at end of period	$1,570,378	$1,147,859
Cash disbursements made for:
Interest	$64,987	$58,573
Income taxes paid	$294,116	$209,362

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The financial reporting and accounting policies of SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we” or “us”) conform to generally accepted accounting principles in the United States of America (“GAAP”). In conjunction with the Spin-Off (as herein after defined), our consolidated financial statements are comprised of financial information relating to Sallie Mae Bank (the “Bank”), Upromise, Inc. ("Upromise") and the Private Education Loan origination functions. We use “Private Education Loans” to mean education loans to students or their families that are non-federal loans and loans not insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). Also included in our financial statements, for periods before the Spin-Off, are certain general corporate overhead expenses allocated to the Company.
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
The timing and steps necessary to complete the Spin-Off and comply with the Securities and Exchange Commission ("SEC") reporting requirements, including the replacement of pre-Spin-Off SLM Corporation with our current publicly-traded registrant, have resulted in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 19, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 12, 2014, providing business results and financial information for the periods reported therein on the basis of the consolidated businesses of pre-Spin-Off SLM. While information contained in those prior reports may provide meaningful historical context for the Company’s business, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 was our first periodic report made on the basis of the post-Spin-Off business of the Company.
At the time of the Spin-Off transaction, we had a targeted starting equity balance of $1,710 million. To achieve the targeted equity balance we retained $565 million of preferred stock and approximately $473 million of cash to offset the obligation attributable to the principal of Series A Preferred Stock and the Series B Preferred Stock, substantially similar to pre-Spin-Off SLM's respective series of preferred stock.
For periods before the Spin-Off, these financial statements are presented on a basis of accounting that reflects a change in reporting entity and have been adjusted for the effects of the Spin-Off. These carve-out financial statements and selected financial information represent only those operations, assets, liabilities and equity that form Sallie Mae on a stand-alone basis. Because the Spin-Off occurred on April 30, 2014, these financial statements include the carved out financial results for the first four months of 2014. All prior period amounts represent carved-out amounts.
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
We analyze our portfolio to determine the effects various stages of delinquency have on borrower default behavior and ultimate charge-off activity. We estimate the allowance for loan losses for our loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood a loan receivable may progress through the various delinquency stages and ultimately charge off. We may also take into account the current and future economic environment and other qualitative factors when calculating the allowance for loan losses.
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
Prior to the Spin-Off, the Bank exercised its right and sold substantially all of the Private Education Loans it originated that became delinquent or were granted forbearance to one or more of its then affiliates at its fair value. Because of this arrangement, the Bank did not hold many loans in forbearance. As a result, the Bank had very little historical forbearance activity and very few delinquencies.
In connection with the Spin-Off, the agreement under which the Bank previously made these sales was amended so that the Bank now only has the right to require Navient to purchase (at fair value) loans only where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At September 30, 2014, we held approximately $126 million of Split Loans.
Pre-Spin-Off SLM charged off loans when they were 212 days delinquent. As such, default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. In connection with the Spin-Off, we changed our charge-off policy for Private Education Loans to charging off loans when they reach 120 days delinquent. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies must now focus on loans 30 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period (120 days). In addition, at the time of the Spin-Off, we changed our loss confirmation period from two years to one year to reflect the shorter charge-off policy and our revised servicing practices. These two changes resulted in recognizing a $14 million net reduction in our allowance for loan losses in second quarter 2014 because we are now only reserving for one year of losses as compared with two years under the prior policy, which more than offset the impact of the shorter charge-off period.
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

Securitization Accounting

In the third quarter 2014, we entered into our first securitization transaction. We accounted for this as a sale of loans and we do not consolidate the securitization trust. This securitization used a two-step structure with a special purpose entity that legally isolated the transferred assets from us, even in the event of bankruptcy. The transaction was also structured to ensure the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and we do not maintain effective control over the transferred assets. If these criteria had not been met, then the transaction would be accounted for as an on-balance sheet secured borrowing. Our securitization transaction was legally structured to be a sale of assets that isolated the transferred assets from us. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust and are required to consolidate such trust. If we are the primary beneficiary then no gain or loss is recognized.

The investors in the securitization trust have no recourse to our assets should there be a failure of the trust to pay when due. Generally, the only recourse the trust has to us is in the event we breach a seller representation or warranty or our duties as master servicer, in which event we agree to repurchase the related loans from the trust. As master servicer, our primary responsibility will be to monitor the performance of the subservicer and find a substitute subservicer in the event the subservicer of the trust defaults.

We did not record a servicing asset or servicing liability related to the securitization transaction we entered into in third quarter 2014 because we determined the master servicing fee we receive is at market rate.
Gains on Sale of Loans, net

We participate and sell loans to third parties and affiliates (including entities that were related parties prior to the Spin-off Transaction). These sales may be through whole loan sales or securitization transactions that qualify for sales treatment. These loans were initially recorded as held for investment, and were transferred to held-for-sale immediately prior to sale or securitization. Beginning in April 2012, loans were sold at fair value. Details of these transactions are further discussed in Note 12, “Arrangements with Navient Corporation.”

In the third quarter 2014, we sold $1.2 billion of loans through loan sales and a securitization transaction with third parties. As a result of these loan sales we recorded net gains of $85 million. In the third quarter 2013, we recorded $43 million in net gains from the sale of $0.6 billion of loan sales.

For the nine months ended September 30, 2014, we sold $1.9 billion of loans through loan sales and a securitization transaction. As a result of these loan sales we recorded net gains of $121 million. In the nine months ended September 30, 2013, we recorded $192 million in net gains from the sale of $2.3 billion of loans.
Income Taxes
In connection with the Spin-Off, the Company has become the taxpayer legally responsible for $283 million of deferred taxes payable (installment payments due quarterly through 2018) in connection with gains recognized by pre-Spin-Off SLM on debt repurchases in prior years. As part of the tax sharing agreement between the Company and Navient, Navient has agreed to fully pay us for these deferred taxes due. An indemnification receivable of $264 million was recorded, which represents the fair value of the future payments under the agreement based on a discounted cash flow model. We will accrue interest income on the indemnification receivable using the interest method.
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

As of the date of the Spin-Off on April 30, 2014, we recorded a liability of $310 million ($283 million related to deferred taxes and $27 million related to uncertain tax positions) and an indemnification receivable of $291 million ($310 million less the $19 million discount). As of September 30, 2014, the liability balance is $299 million ($283 million related to deferred taxes and $16 million related to uncertain tax positions) and the indemnification receivable balance is $254 million ($238 million related to deferred taxes and $16 million related to uncertain tax positions).
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have determined that this new guidance will have an immaterial impact on the financial results of the Company.

2. Investments

The amortized cost and fair value of securities available for sale are as follows:

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$155,136	$1,332	$(2,575)	$153,893

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$106,977	$706	$(5,578)	$102,105

Our investment portfolio is comprised of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $76,274, $67,163 and $11,699, respectively, at September 30, 2014. We own these securities to meet our requirements under the Community Reinvestment Act. As of September 30, 2014, there were 22 of 51 separate mortgage-backed securities with unrealized losses in our investment portfolio. As of December 31, 2013, there were 20 of 33 separate mortgage-backed securities with unrealized losses in our investment portfolio. As of September 30, 2014, 11 of the 22 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae and Freddie Mac. We have the ability and the intent to hold these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Investments (Continued)

The mortgage-backed securities have been pledged to the Federal Reserve Bank (“FRB”) as collateral against any advances and accrued interest under the Primary Credit program or any other program sponsored by the FRB. We had $149,057 and $103,049 par value of mortgage-backed securities pledged to this borrowing facility at September 30, 2014 and December 31, 2013, respectively, as discussed further in Note 6, “Borrowed Funds.”

As of September 30, 2014, the amortized cost and fair value of securities, by contractual maturities, were as follows:

Year of Maturity	Amortized Cost	Estimated Fair Value
2038	$611	$662
2039	12,079	12,888
2042	28,317	26,719
2043	74,701	74,307
2044	39,428	39,317
Total	$155,136	$153,893

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3. Loans Held for Investment
Loans Held for Investment consist of Private Education Loans and FFELP Loans.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through historical risk-performance underwriting strategies and the addition of qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR; as of September 30, 2014, 83 percent of all Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. When a FFELP Loan first disbursed on and after July 1, 2006 defaults, the federal government guarantees 97 percent of the principal balance plus accrued interest (98 percent on loans disbursed before July 1, 2006) and the holder of the loan is at risk for the remaining amount not guaranteed as a Risk Sharing loss on the loan. FFELP Loans originated after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy, in which case the loan is 100 percent guaranteed.
Loans held for investment are summarized as follows:

	September 30,	December 31,
	2014	2013
Private Education Loans	$7,829,420	$6,563,342
Deferred origination costs	9,975	5,063
Allowance for loan losses	(59,973)	(61,763)
Total Private Education Loans, net	7,779,422	6,506,642

FFELP Loans	1,317,963	1,426,972
Unamortized acquisition costs, net	3,730	4,081
Allowance for loan losses	(5,742)	(6,318)
Total FFELP Loans, net	1,315,951	1,424,735

Loans held for investment, net	$9,095,373	$7,931,377

The estimated weighted average life of Private Education Loans in our portfolio was approximately 6.7 years and 7.0 years at September 30, 2014 and December 31, 2013, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates are summarized as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$7,407,774	8.20%	$5,846,241	8.22%
FFELP Loans	1,339,748	3.23	1,167,174	3.38
Total portfolio	$8,747,522		$7,013,415

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$7,394,985	8.19%	$5,860,864	8.15%
FFELP Loans	1,373,945	3.25	1,099,436	3.33
Total portfolio	$8,768,930		$6,960,300

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Allowance for Loan Losses
Our provision for Private Education Loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses, in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See Note 1, “Significant Accounting Policies - Allowance for Private Education Loan Losses” for a more detailed discussion.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended September 30, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,212	$54,315	$60,527
Total provision	291	14,607	14,898
Charge-offs(1)	(761)	(4,378)	(5,139)
Student loan sales(2)	—	(4,571)	(4,571)
Ending Balance	$5,742	$59,973	$65,715
Allowance:
Ending balance: individually evaluated for impairment	$—	$2,966	$2,966
Ending balance: collectively evaluated for impairment	$5,742	$57,007	$62,749
Loans:
Ending balance: individually evaluated for impairment	$—	$13,115	$13,115
Ending balance: collectively evaluated for impairment	$1,317,963	$7,816,305	$9,134,268
Charge-offs as a percentage of average loans in repayment (annualized)	0.32%	0.39%
Allowance as a percentage of the ending total loan balance	0.44%	0.77%
Allowance as a percentage of the ending loans in repayment	0.61%	1.31%
Allowance coverage of charge-offs (annualized)	1.89	3.42
Ending total loans, gross	$1,317,963	$7,829,420
Average loans in repayment	$953,620	$4,453,775
Ending loans in repayment	$945,230	$4,575,143

     (1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on loans sold.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended September 30, 2013
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$4,616	$50,868	$55,484
Total provision	1,403	19,001	20,404
Charge-offs(1)	(671)	—	(671)
Student loan sales(2)	—	(15,632)	(15,632)
Ending Balance	$5,348	$54,237	$59,585
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,348	$54,237	$59,585
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,217,404	$6,214,840	$7,432,244
Charge-offs as a percentage of average loans in repayment (annualized)	0.30%	—%
Allowance as a percentage of the ending total loan balance	0.44%	0.87%
Allowance as a percentage of the ending loans in repayment	0.59%	1.54%
Allowance coverage of charge-offs (annualized)	1.99	—
Ending total loans, gross	$1,217,404	$6,214,840
Average loans in repayment	$896,801	$3,400,620
Ending loans in repayment	$902,766	$3,518,997

(1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on delinquent loans sold prior to the Spin-Off to an entity that is now a subsidiary of Navient, recorded at the time of sale.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,318	$61,763	$68,081
Total provision	1,482	53,589	55,071
Charge-offs(1)	(2,058)	(4,378)	(6,436)
Student loan sales(2)	—	(51,001)	(51,001)
Ending Balance	$5,742	$59,973	$65,715
Allowance:
Ending balance: individually evaluated for impairment	$—	$2,966	$2,966
Ending balance: collectively evaluated for impairment	$5,742	$57,007	$62,749
Loans:
Ending balance: individually evaluated for impairment	$—	$13,115	$13,115
Ending balance: collectively evaluated for impairment	$1,317,963	$7,816,305	$9,134,268
Charge-offs as a percentage of average loans in repayment (annualized)	0.28%	0.13%
Allowance as a percentage of the ending total loan balance	0.44%	0.77%
Allowance as a percentage of the ending loans in repayment	0.61%	1.31%
Allowance coverage of charge-offs (annualized)	2.09	10.27
Ending total loans, gross	$1,317,963	$7,829,420
Average loans in repayment	$980,733	$4,408,852
Ending loans in repayment	$945,230	$4,575,143

(1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Post-Spin-Off represents fair value write-downs on loans sold. Pre-Spin-Off represents fair value write-downs on delinquent loans sold to an entity that is now a subsidiary of Navient, recorded at the time of sale.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2013
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$3,971	$65,218	$69,189
Total provision	2,802	37,279	40,081
Charge-offs(1)	(1,425)	—	(1,425)
Student loan sales(2)	—	(48,260)	(48,260)
Ending Balance	$5,348	$54,237	$59,585
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$5,348	$54,237	$59,585
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,217,404	$6,214,840	$7,432,244
Charge-offs as a percentage of average loans in repayment (annualized)	0.23%	—%
Allowance as a percentage of the ending total loan balance	0.44%	0.87%
Allowance as a percentage of the ending loans in repayment	0.59%	1.54%
Allowance coverage of charge-offs (annualized)	2.81	—
Ending total loans, gross	$1,217,404	$6,214,840
Average loans in repayment	$839,085	$3,580,401
Ending loans in repayment	$902,766	$3,518,997

(1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on delinquent loans sold prior to the Spin-Off to an entity that is now a subsidiary of Navient, recorded at the time of sale.

All of our loans are collectively assessed for impairment except for loans classified as TDRs. Prior to the Spin-Off, we did not have TDR loans because the loans were generally sold in the same month that the terms were restructured. Subsequent to May 1, 2014, we have individually assessed $13.1 million of Private Education Loans as TDRs. When these loans are determined to be impaired, we provide for an allowance for losses sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan's basis and the present value of expected future cash flows discounted at the loan's original effective interest rate.
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

Key Credit Quality Indicators
FFELP Loans are at least 97 percent insured and guaranteed as to their principal and accrued interest in the event of default; therefore, there are no key credit quality indicators associated with FFELP Loans. Included within our FFELP portfolio as of September 30, 2014 are $832 million of FFELP rehabilitation loans. These loans have previously defaulted but have subsequently been brought current according to a loan rehabilitation agreement. The credit performance on rehabilitation loans is worse than the remainder of our FFELP portfolio. At September 30, 2014 and December 31, 2013, 62.5 percent and 62.9 percent of our FFELP portfolio consisted of rehabilitation loans.
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status and loan seasoning. The FICO scores are assessed at origination and maintained through the loan's term. The following table highlights the gross principal balance of our Private Education Loan portfolio stratified by key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	September 30, 2014		December 31, 2013
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$7,032,973	90%	$5,898,751	90%
Without cosigner	796,447	10	664,591	10
Total	$7,829,420	100%	$6,563,342	100%

FICO at Origination:
Less than 670	$529,649	7%	$461,412	7%
670-699	1,154,088	15	1,364,286	21
700-749	2,465,490	31	1,649,192	25
Greater than or equal to 750	3,680,193	47	3,088,452	47
Total	$7,829,420	100%	$6,563,342	100%

Seasoning(2):
1-12 payments	$2,683,899	34%	$1,840,538	28%
13-24 payments	1,084,549	14	1,085,393	17
25-36 payments	515,960	6	669,685	10
37-48 payments	308,387	4	362,124	6
More than 48 payments	58,130	—	30,891	—
Not yet in repayment	3,178,495	42	2,574,711	39
Total	$7,829,420	100%	$6,563,342	100%

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Allowance for Loan Losses (Continued)

 The following tables provide information regarding the loan status and aging of past due loans.

	Private Education Loan Delinquencies
	September 30,		December 31,
	2014		2013
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,178,495		$2,574,711
Loans in forbearance(2)	75,782		16,314
Loans in repayment and percentage of each status:
Loans current	4,515,313	98.7%	3,933,143	99.0%
Loans delinquent 31-60 days(3)	44,082	1.0	28,854	0.7
Loans delinquent 61-90 days(3)	12,415	0.3	10,280	0.3
Loans delinquent greater than 90 days(3)	3,333	—	40	—
Total private education loans in repayment	4,575,143	100.0%	3,972,317	100.0%
Total private education loans, gross	7,829,420		6,563,342
Private education loans deferred origination costs	9,975		5,063
Total private education loans	7,839,395		6,568,405
Private education loans allowance for losses	(59,973)		(61,763)
Private education loans, net	$7,779,422		$6,506,642
Percentage of private education loans in repayment		58.4%		60.5%
Delinquencies as a percentage of private education loans in repayment		1.3%		1.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		1.6%		0.4%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater than 90 days Past Due	Allowance for Uncollectible Interest

September 30, 2014	$430,299	$142	$3,250
December 31, 2013	$333,857	$1	$4,076

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Deposits

The following table summarizes total deposits at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
Deposits - interest bearing	$9,101,491	$8,946,514
Deposits - non-interest bearing	71,531	55,036
Total deposits	$9,173,022	$9,001,550
Interest Bearing
Interest bearing deposits as of September 30, 2014 and December 31, 2013 consisted of non-maturity savings deposits and brokered and retail certificates of deposit, as discussed further below, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2,326 and $2,249 for the three months ended September 30, 2014 and 2013, respectively, and $7,548 and $7,128 for the nine months ended September 30, 2014 and 2013, respectively. We paid $5,533 in fees to third party brokers related to these certificates of deposit during the three and nine months ended September 30, 2014. No fees were paid to third party brokers related to these certificates during the three and nine months ended September 30, 2013.
In the past, we offered debit cards associated with interest bearing consumer deposit (“NOW”) accounts to facilitate the distribution of financial aid refunds and other payables to students. These debit cards were serviced by third party providers. As of April 30, 2014, we no longer offer these debit cards.
Interest bearing deposits at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014		December 31, 2013
	Amount	Qtr.-End Weighted Average Stated Rate	Amount	Year-End Weighted Average Stated Rate

Money market	$4,053,209	1.24%	$3,212,889	0.65%
Savings	704,383	0.81	743,742	0.81
NOW	—	—	18,214	0.12
Certificates of deposit	4,343,899	1.11	4,971,669	1.39
Deposits - interest bearing	$9,101,491		$8,946,514

 As of September 30, 2014 and December 31, 2013, there were $288,791 and $159,637 of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $15,736 and $13,097 at September 30, 2014 and December 31, 2013, respectively.

Money market deposits with affiliates

Our Upromise subsidiary maintains a money market deposit at the Bank which totaled $289,344 and $293,040 at September 30, 2014 and December 31, 2013, respectively, which was interest bearing. Interest expense incurred on these deposits during the three months ended September 30, 2014 and 2013 totaled $65 and $64, respectively and for the nine months ended September 30, 2014 and 2013 totaled $182 and $255, respectively. The Company also maintains a money market deposit at the Bank which totaled $273,341 at September 30, 2014 and $0 at December 31, 2013.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Deposits (Continued)

Non Interest Bearing

Non interest bearing deposits were $71,531 and $55,036 as of September 30, 2014 and December 31, 2013, respectively. For both periods these were comprised of money market accounts. The September 30, 2014 balance includes $226 related to our Employee Stock Purchase Plan account. See Note 11, “Stock Based Compensation Plans and Arrangements” for additional details regarding this plan.

6. Borrowed Funds

The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100,000 at September 30, 2014. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the nine months ended September 30, 2014 and 2013.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (“Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP consolidation and Private Education Loans to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2014 and December 31, 2013, the lendable value of our collateral at the FRB totaled $1,522,172 and $900,217, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2014 and 2013.

7. Derivative Financial Instruments

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
Although we use derivatives to offset (or minimize) the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2014 and December 31, 2013, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to derivatives of $42,149 and $3,517, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Accounting for Derivative Instruments
The derivative instruments that we use as part of our interest rate risk management strategy are interest rate swaps. The accounting for derivative instruments requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments may be classified and accounted for by us as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

Fair Value Hedges
Fair value hedges are generally used by us to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. We enter into interest rate swaps to economically convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedge changes in fair values due to interest rates.

Cash Flow Hedges
We use cash flow hedges to hedge the exposure to variability in cash flows of floating rate deposits. This strategy is used primarily to minimize the exposure to volatility in cash flows from future changes in interest rates. Gains and losses on the effective portion of a qualifying hedge are recorded in accumulated other comprehensive income and ineffectiveness is recorded immediately to earnings. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. We hedge exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $20.5 million will be reclassified as an increase to interest expense.

Trading Activities
When derivative instruments do not qualify for hedge accounting treatment, they are accounted for at fair value with all changes in fair value recorded through earnings. All our derivative instruments entered into after December 31, 2013, with a maturity of less than 3 years, are economically hedging risk but do not receive hedge accounting treatment. Trading derivatives also include any hedges that originally received hedge accounting treatment, but lost hedge accounting treatment due to failed effectiveness testing, as well as the activity of certain derivatives  prior to them receiving hedge accounting treatment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2014 and December 31, 2013, and their impact on earnings and other comprehensive income for the three and nine months ended September 30, 2014 and 2013.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
		2014	2013	2014	2013	2014	2013	2014	2013
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$655	$6,335	$279	$426	$934	$6,761
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(3,464)	—	(11,515)	(6,149)	(1,350)	—	(16,329)	(6,149)
Total net derivatives		$(3,464)	$—	$(10,860)	$186	$(1,071)	$426	$(15,395)	$612

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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
Gross position	$934	$6,761	$(16,329)	$(6,149)
Impact of master netting agreement	(934)	(4,981)	934	4,981
Derivative values with impact of master netting agreements (as carried on balance sheet)	—	1,780	(15,395)	(1,168)
Cash collateral (held) pledged(1)	(450)	(5,190)	46,377	40
Net position	$(450)	$(3,410)	$30,982	$(1,128)

(1)	Cash collateral amount calculations include outstanding accrued interest payable/receivable.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Notional Values

Interest rate swaps	$1,100,226	$—	$2,448,023	$2,089,624	$678,967	$575,131	$4,227,216	$2,664,755

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings	$1,238	$(393)	$1,489	$(71)
Realized gains recorded in interest expense	3,835	6,804	14,081	22,311
Total	$5,073	$6,411	$15,570	$22,240

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness losses recorded in earnings	(303)	—	(303)	—
Realized losses recorded in interest expense	(3,587)	—	(3,587)	—
Total	$(3,890)	$—	$(3,890)	$—

Trading
Interest rate swaps:
Interest reclassification	$(1,170)	$346	$(3,138)	$973
Change in fair value of future interest payments recorded in earnings	5,636	345	(2,870)	(47)
Total(1)	4,466	691	(6,008)	926
Total	$5,649	$7,102	$5,672	$23,166

(1)	Amounts included in "gains (losses) on derivatives and hedging activities, net."

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders' Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Amount of loss recognized in other comprehensive income	$(5,470)	$—	$(5,470)	$—
Amount of loss reclassified in interest expense(1)	3,587	—	3,587	—
Total change in other comprehensive income for unrealized losses on derivatives	$(1,883)	$—	$(1,883)	$—

(1) Amounts included in “realized gains (losses) recorded in interest expense” in the “Impact of Derivatives on the Consolidated
Statements of Income” table.
Cash Collateral
Cash collateral held related to derivative exposure between the Company and its derivatives counterparties was $450 and $5,190 at September 30, 2014 and December 31, 2013, respectively. Collateral held is recorded in “Other Liabilities.” Cash collateral pledged related to derivative exposure between the Company and its derivatives counterparties was $46,377 and $40 at September 30, 2014 and December 31, 2013, respectively.
8. Stockholders' Equity

Preferred Stock
In connection with the Spin-Off, the Company, by reason of a statutory merger, succeeded pre-Spin-Off SLM as the issuer of Series A Preferred Stock and the Series B Preferred Stock, substantially similar to pre-Spin-Off SLM's respective series of preferred stock. At September 30, 2014, we had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). Neither series has a maturity date but can be redeemed at our option. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of our other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of our common stock.

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At September 30, 2014, 423 million shares were issued and outstanding and 39 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Stockholders' Equity (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2014	2013	2014	2013
Shares repurchased related to employee stock-based compensation plans(1)	356,622	251,570	715,393	5,616,933
Average purchase price per share	$8.68	$24.73	$8.68	$21.23
Common shares issued(2)	584,787	326,789	1,089,716	8,600,008

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2014 was $8.56.

Investment with entities that are now subsidiaries of Navient

Prior to the Spin-Off, there were transactions between us and affiliates of pre-Spin-Off SLM that are now subsidiaries of Navient. As part of the carve-out, these expenses were included in our results even though the actual payments for the expenses were paid by the aforementioned affiliates. As such, amounts equal to these payments have been treated as equity contributions in the table below. Certain payments made by us to these affiliates prior to the Spin-Off transaction were treated as dividends.

Net transfers (to)/from the entity that is now a subsidiary of Navient are included within Navient's subsidiary investment on the consolidated statements of changes in equity. The components of the net transfers (to)/from the entity that is now a subsidiary of Navient are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Capital contributions:
Loan origination activities	$—	$35,092	$32,452	$93,721
Loan sales	—	2	45	27
Corporate overhead activities	—	15,321	21,216	48,436
Other	—	(1,766)	492,368	(1,032)
Total capital contributions	—	48,649	546,081	141,152
Dividend	—	—	—	(120,000)
Corporate push-down	—	(5,726)	4,977	(99)
Net change in income tax accounts	—	(58,025)	15,659	(58,025)
Net change in receivable/payable	—	(68,978)	(87,277)	(103,131)
Other	—	—	(31)	564
Total net transfers from/(to) the entity that is now a subsidiary of Navient	$—	$(84,080)	$479,409	$(139,539)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Stockholders' Equity (Continued)

Capital Contributions

During the first four months of 2014 and the three and nine months ended September 30, 2013, pre-Spin-Off SLM contributed capital to the Company by funding loan origination activities, providing corporate overhead functions and other activities.

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

	Three Months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income attributable to SLM Corporation	$82,926	$49,390	$174,502	$198,743
Preferred stock dividends	4,850	—	8,078	—
Net income attributable to SLM Corporation common stock	$78,076	$49,390	$166,424	$198,743
Denominator:
Weighted average shares used to compute basic EPS	423,079	436,109	424,187	442,208
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock and restricted stock units (1)(2)	8,525	8,830	8,137	8,229
Weighted average shares used to compute diluted EPS	431,604	444,939	432,324	450,437

Basic earnings per common share attributable to SLM Corporation:	$0.18	$0.11	$0.39	$0.45

Diluted earnings per common share attributable to SLM Corporation:	$0.18	$0.11	$0.38	$0.44

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, non-vested deferred compensation and restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended September 30, 2014 and 2013, securities covering approximately 3 million and 3 million shares, respectively were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2014 and 2013, securities covering approximately 3 million and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

The following table summarizes the valuation of our financial instruments that are marked-to-market on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$153,893	$—	$153,893	$—	$102,105	$—	$102,105
Derivative instruments	—	934	—	934	—	6,761	—	6,761
Total	$—	$154,827	$—	$154,827	$—	$108,866	$—	$108,866

	Fair Value Measurements on a Recurring Basis
	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities

Derivative instruments	$—	$(16,329)	$—	$(16,329)	$—	$(6,149)	$—	$(6,149)
Total	$—	$(16,329)	$—	$(16,329)	$—	$(6,149)	$—	$(6,149)

The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis for the three and nine months ended September 30, 2013. There were no financial instruments categorized as level 3 at September 30, 2014.

	September 30, 2013
	Three Months Ended	Nine Months Ended
Balance, beginning of period	$578,783	$532,155
Total gains/(losses) (realized and unrealized):
Included in earnings	3,466	45,492
Included in other comprehensive income	—	—
Included in earnings - accretion of discount	2,177	6,779
Proceeds from sale	—	—
Transfers in and/or out of level 3	—	—
Balance, end of period(1)	$584,426	$584,426
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$3,466	$45,492

(1) In October 2013, we sold our asset-backed security portfolio, and as such, we no longer hold asset-backed securities in our investment portfolio.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2014			December 31, 2013
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$9,709,012	$9,095,373	$613,639	$8,439,068	$7,931,377	$507,691
Cash and cash equivalents	1,570,378	1,570,378	—	2,182,865	2,182,865	—
Available-for-sale investments	153,893	153,893	—	102,105	102,105	—
Accrued interest receivable	453,522	453,522	—	356,283	356,283	—
Derivative instruments	934	934	—	6,761	6,761	—
Total earning assets	11,887,739	11,274,100	613,639	$11,087,082	$10,579,391	$507,691
Interest-bearing liabilities
Money-market, savings and NOW accounts	4,829,123	4,829,123	—	$4,029,881	$4,029,881	$—
Certificates of deposit	4,347,562	4,343,899	(3,663)	4,984,114	4,971,669	(12,445)
Accrued interest payable	15,736	15,736	—	13,097	13,097	—
Derivative instruments	16,329	16,329	—	6,149	6,149	—
Total interest-bearing liabilities	$9,208,750	$9,205,087	(3,663)	$9,033,241	$9,020,796	(12,445)

Excess of net asset fair value over carrying value			$609,976			$495,246

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
Loans held for investment
Our FFELP Loans, Private Education Loans, and other loans are accounted for at net realizable value, or at the lower of cost or market if the loan is held-for-sale. For both FFELP and Private Education Loans, fair value was determined by modeling expected loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds and required return on equity. We regularly calibrate these models to take into account relevant transactions in the marketplace. Significant inputs into the model are not observable. As such, these are level 3 valuations.

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
Derivatives
All derivatives are accounted for at fair value in the financial statements. The fair value of derivative financial instruments was determined by a standard derivative pricing and option model using the stated terms of the contracts and observable market inputs. It is our policy to compare the derivative fair values to those received from our counterparties in order to evaluate the model’s outputs.
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

Effect of Spin-Off on Equity Awards
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

Employee Stock Purchase Plan

In the third quarter of 2014, the Company resumed offering the opportunity for employees to enroll in our employee stock purchase plan ("ESPP"). Employees may purchase shares of SLM’s common stock under the ESPP at the end of a 12-month offering period at a price equal to the share price at the beginning of the 12-month period, less 15 percent. The purchase price for each offering was determined at the beginning of the offering period on August 1, 2014. We recorded stock-based compensation expense of $33 for the three and nine months ended September 30, 2014 related to this plan.

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

We continue to have significant exposures to risks related to Navient’s loan servicing operations and its creditworthiness. If we are unable to obtain services, complete the transition of our origination operations as planned, or obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations and financial condition could be materially and adversely affected.

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

Indemnification Obligations

Navient has also agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at September 30, 2014 is $238 million. In addition, Navient has agreed to indemnify us for tax assessments incurred related to identified uncertain tax positions taken prior to the date of the Spin-off transaction. At September 30, 2014, we have recorded a receivable of $16 million related to this indemnification.

•	Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses operated or conducted prior to the Spin-Off.

•
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “2014 FDIC Order”). The 2014 FDIC Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the Utah Department of Financial Institutions (“UDFI”) which was terminated on July 15, 2014. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice (the "DOJ") regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers Civil Relief Act (“SCRA”). The DOJ Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. Navient is responsible for funding all liabilities, restitution and compensation under orders such as these, other than fines directly levied against the Bank.

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

Amended Loan participation and purchase agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off but has been significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At September 30, 2014, we held approximately $126 million of Split Loans.

During the three and nine months ended September 30, 2014, the Bank separately sold loans to the Purchasers in the amount of $28,871 and $794,870, respectively, in principal and $542 and $26,339, respectively, in accrued interest income. During the three and nine months ended September 30, 2013, the Bank sold loans to the Purchasers in the amount of $571,946 and $2,281,404, respectively, in principal and $25,244 and $64,439, respectively, in accrued interest income.

The gain resulting from loans sold was $0 and $43,434 in the three months ended September 30, 2014 and 2013, respectively, and $35,848 and $192,097 in the nine months ended September 30, 2014 and 2013, respectively. Total write-downs to fair value for loans sold with a fair value lower than par totaled $4,571 and $15,632 in the three months ended September 30, 2014 and 2013, respectively, and $51,001 and $48,260 in the nine months ended September 30, 2014 and 2013, respectively.

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

			Well Capitalized Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of September 30, 2014:
Tier I Capital (to Average Assets)	$1,389,122	12.3%	$565,419	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,389,122	15.7%	$530,102	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,454,837	16.5%	$883,503	>	10.0%
As of December 31, 2013:
Tier I Capital (to Average Assets)	$1,221,416	11.7%	$521,973	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,221,416	16.4%	$446,860	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,289,497	17.3%	$745,374	>	10.0%

Dividends

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13.	Regulatory Capital (Continued)

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended September 30, 2014 and 2013 or for the nine months ended September 30, 2014. For the nine months ended September 30, 2013, the Bank paid dividends of $120 million to an entity that is a subsidiary of Navient.

14. Commitments, Contingencies and Guarantees

Regulatory Matters
At the time of this filing, the Bank remains subject to the 2014 FDIC Order. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the DOJ regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. The DOJ Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
Under the terms of the Separation and Distribution Agreement between the Company and Navient, Navient is responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the DOJ Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.
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

The following information is current as of October 22, 2014 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), the audited carve out financial statements filed on Form 8-K on May 6, 2014, and subsequent reports filed with the Securities and Exchange Commission (the “SEC”). Definitions for capitalized terms in this presentation not defined herein can be found in the 2013 Form 10-K (filed with the SEC on February 19, 2014).

This report contains forward-looking statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the Company's 2013 Form 10-K, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; and changes in the terms of student loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could also be affected by, among other things: changes in its funding costs and availability; failures of its operating systems or infrastructure, including those of third-party vendors; failure to implement the recently executed separation of the Company into two separate publicly traded companies, including failure to transition its origination and servicing operations as planned, increased costs in connection with being a stand-alone company, and failure to achieve the expected benefits of the separation; damage to its reputation; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; changes in banking rules and regulations, including increased capital requirements; increased competition from banks and other consumer lenders; the creditworthiness of its customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of its earning assets vs. its funding arrangements; and changes in general economic conditions. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this report. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in its expectations.

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures - 'Core Earnings' ” in this Form 10-Q for the quarter ended September 30, 2014 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2013 to be consistent with classifications adopted for 2014, and had no effect on net income, total assets, or total liabilities.

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013

Net income attributable to SLM Corporation	$83	$49	$174	$199
Diluted earnings per common share attributable to SLM Corporation	$0.18	$0.11	$0.38	$0.44
Weighted average shares used to compute diluted earnings per share	432	445	432	450
Return on assets	3.02%	2.17%	2.18%	2.99%
Operating efficiency ratio(1)	32%	46%	38%	38%

Other Operating Statistics
Ending Private Education Loans, net	$7,779,422	$6,161,411	$7,779,422	$6,161,411
Ending FFELP Loans, net	1,315,951	1,214,831	1,315,951	1,214,831
Ending total education loans, net	$9,095,373	$7,376,242	$9,095,373	$7,376,242

Average education loans	$8,747,522	$7,013,415	$8,768,930	$6,960,300

(1) Our efficiency ratio is calculated as operating expense, excluding restructuring costs, divided by net interest income after provision for loan losses and other income. See also “Key Financial Measures - Operating Expenses.”

Overview
On April 30, 2014, we completed our plan to legally separate into two distinct publicly-traded entities - an education loan management, servicing and asset recovery business, Navient Corporation (“Navient”), and a consumer banking business, SLM Corporation. The separation of Navient from SLM Corporation (the “Spin-Off”) was preceded by an internal corporate reorganization, which was the first step to separate the education loan management, servicing and asset recovery business from the consumer banking business. For a more detailed discussion of the Spin-Off, risk factors related to the Spin-Off and the business to be conducted by the Company after the Spin-Off, please see our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 19, 2014, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on July 24, 2014.
On October 13, 2014, we completed the operational separation of our servicing platforms and personnel from Navient and launched our new customer service operation.  One major project remains to be completed before full operational separation from Navient can be achieved: establishing the Bank’s own loan originations platform which we currently expect to achieve sometime in the first half of 2015.  For a more detailed description of ongoing arrangements among the Company and Navient, see notes to consolidated financial statements contained in this Form 10-Q, Note 12, “Arrangements with Navient  Corporation”.
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
Initiation of Post-Spin-Off Periodic Reporting by SLM Corporation

The timing and steps necessary to complete the Spin-Off and comply with SEC reporting requirements, including the replacement of pre-Spin-Off SLM Corporation with our current publicly-traded registrant, have resulted in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 19, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014, providing business results and financial information for the periods reported therein on the basis of the consolidated businesses of pre-Spin-Off SLM. Readers are reminded that while information contained in those prior reports may provide meaningful historical context for the Company’s business, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 was our first periodic report made on the basis of the post-Spin-Off business of the Company.

Recent Developments
New Customer Service Operations Launched
On October 13, 2014, we completed the operational separation of our servicing platforms and personnel from Navient and launched our new customer service operation.  One major project remains to be completed before full operational separation from Navient can be achieved: establishing the Bank’s own loan originations platform which we currently expect to achieve sometime in the first half of 2015. In related developments, the Company’s Office of the Customer Advocate began operating separately from Navient’s and the Company and the Consumer Finance Protection Bureau (“CFPB”) initiated a separate, dedicated CFPB portal to receive customer inquiries associated with the Company’s Private Education Loans1.
As a result of the launch, the Company and the Bank now have sole responsibility for servicing the 840,000 loans contained within the Bank’s existing Private Education Loan portfolio and maintaining customer relationships with the 1 million borrowers and related cosigners to whom these loans have been made. As of the end of the third quarter, the loans in our Private Education Loan portfolio were originated with average FICO scores of 749 and nearly 90 percent of them were cosigned.
Concurrent with the launch of our new customer service operation on October 13, 2014, we launched a new informational section on SallieMae.com that provides comprehensive information for managing private education loans. This section includes information on: the steps customers may take to ease the transition from school to making payments, an overview of payment options, an explanation of payment allocation and an explanation of the assistance available to customers who experience special circumstances, such as life changes or payment difficulties. The site also provides forms for cosigner release and explains special benefits for servicemen and women under the Servicemembers Civil Relief Act, and it includes information on the dedicated Sallie Mae military customer service team.
Private Education Loan Sales
In the third quarter of 2014, we sold $1.2 billion of loans through loan sales and a securitization transaction with third parties (including Navient). As a result of these loans sales we recorded gains of $85 million. See notes to consolidated financial statements, Note 12, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements. While there may be near-term Private Education Loan sales to Navient to facilitate an orderly transition after the Spin-Off, neither the Company nor Navient has any ongoing obligation to buy or sell Private Education Loans to or from the other.
Annual Report of the CFPB Student Loan Ombudsman
On October 16, 2014, the CFPB Student Loan Ombudsman’s office released its most recent annual report on the private student loan industry. This year’s report focused on three primary areas of customer feedback: limited available information on ways to avoid default; a shortage of affordable loan modifications available to private student loan borrowers as compared to Federal student loan products; and the potential risk of improper use of short-term forbearance programs. The report again suggested Congress reconsider whether federal bankruptcy laws preventing the discharge of private student loans in bankruptcy was somehow contributing to the types of complaints being identified in the report.
When customers experience financial difficulty, we strive to work with each individual to understand his or her financial situation and identify alternative payment arrangements. In addition, we provide many repayment options including extended repayment schedules, an interest rate reduction program and, if appropriate, forbearance-all scaled to a customer’s individual circumstances and ability. These programs, much like the adjustments available to customers under federal student loan programs, must be used wisely given their potential to significantly increase the overall costs of education financing to customers.
We also recognize that, in some cases, loan modifications and other efforts may be insufficient. That is why Sallie Mae continues to support bankruptcy reform that would permit the discharge of education loans - both private and federal - after sufficient required period of good faith attempts to repay and that is prospective so as not to rewrite existing contracts. Any reform should recognize that education loans have unique characteristics and benefits as compared to other consumer loan classes. We do not believe bankruptcy reform structured along these lines would be detrimental to our business model or future prospects.

________________
1 In connection with the work to establish the new portal we have determined that 105 of the complaints identified in the October 16, 2014 CFPB Student Loan Ombudsman’s Report are attributable to our existing loan portfolio.

Key Financial Measures
Set forth below are brief summaries of our key financial measures. Our operating results are primarily driven by net interest income from our Private Education Loan portfolio (which include financing costs), provision for loan losses, gains and losses on loan sales and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan originations goals while sustaining credit quality and maintaining diversified, cost-efficient funding sources to support our originations.
Net Interest Income
The most significant portion of our earnings is generated by the spread between the interest income we receive on assets in our education loan portfolios and the interest expense we pay on funds we use to originate these loans. We report these earnings as net interest income.
Net interest income is predominantly determined by the balance of Private Education Loans. As of September 30, 2014, we had $7.8 billion and $1.3 billion of Private Education and FFELP Loans, respectively. For Private Education Loans, net interest margin is determined by interest rates we establish based upon the credit of the customer and any cosigner less our cost of funds. The majority of our Private Education Loans earn variable rate interest and are funded primarily with deposits. Our cost of funds is primarily influenced by competition in the deposit market.
FFELP Loans carry lower risk and have a much lower net interest margin as a result of the federal government guarantee. We do not expect to acquire any more FFELP Loans and the balance of our FFELP portfolio is expected to decline due to normal amortization.
Allowance for Loan Losses
Management estimates and maintains an allowance for loan losses (which we sometimes also refer to as "provision") at a level sufficient to cover charge-offs expected over the next year, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The allowance for loan losses is increased when we record provision expense and for recoveries and is reduced by charge-offs. Generally, the provision for loan losses and the allowance for loan losses rise when charge-offs are expected to increase and fall when charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans. Losses on our Private Education Loans are determined by risk characteristics such as loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment.
Our provision for loan losses on our Private Education Loans was $54 million for the first nine months of 2014 compared with $37 million in the comparable 2013 period. In connection with the Spin-Off, we changed our policy of charging off Private Education Loans when they are delinquent for 212 days to charging off loans after they are 120 days delinquent. In addition, we changed our loss confirmation period for Private Education Loans from two years to one year to reflect the shorter charge-off period and recent changes in our servicing practices.
Our loss exposure and resulting provision for losses is small for FFELP Loans because we generally bear a maximum of three percent loss exposure on them. Our provision for losses in our FFELP Loans portfolio was $1.5 million for the first nine months of 2014 compared with the $2.8 million in the first nine months of 2013.
Charge-Offs and Delinquencies
Delinquencies are a very important indicator of potential future credit performance. When a Private Education Loan reaches 120 days delinquent it is charged against the allowance for loan losses. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. Prior to the Spin-off, the Bank would sell delinquent loans to an entity that is now a subsidiary of Navient prior to the loans becoming 120 days delinquent. As a result, there were no charge-offs recorded in our financial statements prior to April 1, 2014. In addition, because loans were sold earlier in their delinquency status, the historical delinquency statistics are not necessarily indicative of expected future performance.
Private Education Loan delinquencies as a percentage of Private Education Loans in repayment decreased from 1.46 percent at September 30, 2013 to 1.31 percent at September 30, 2014.

Operating Expenses
The operating expenses reported are those that are directly attributable to the Company, the costs of Transition Services Agreements with Navient, and restructuring costs associated with the build-out of our servicing platform and the remaining costs of the Spin-Off. Our efficiency ratio is calculated as operating expense, excluding restructuring costs, divided by net interest income after provision for loan losses and other income. In the third quarter this ratio was 32 percent versus 46 percent in the year-ago quarter. For the nine months ended September 30, 2014 this ratio was 38 percent unchanged from the year-ago period. Year-to-date net gains on loan sales have positively effected the denominator of the efficiency ratio. Consequently, as no more loan sales are contemplated this year and our post-Spin-Off expense levels continue to stabilize, we expect no further improvements and possible volatility in the efficiency ratio for the year. Our long-term objective is to achieve steady declines in this ratio over the next several years as the balance sheet and revenue grows to a level commensurate with our loan origination platform and we control the growth of our expense base.
Core Earnings
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis which we refer to as “Core Earnings.” While pre-Spin-Off SLM also reported a metric by that name, what we now report and what we describe below is significantly different and should not be compared to any Core Earnings reported by pre-Spin-Off SLM.
“Core Earnings” recognizes the difference in accounting treatment based upon whether the derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but do not qualify for hedge accounting treatment. We enter into derivatives instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives are recorded in "Gains (losses) on derivatives and hedging activities, net." Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivative and hedging activities, net”, are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense, they are recorded in non interest income: “gains (losses) on derivative and hedging activities, net.”
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “Gains (losses) on derivative and hedging activities, net” includes the accrual of the current payment on the swaps on derivatives that do not qualify for hedge accounting treatment as well as the change in fair values related to future expected cash flows for derivatives and accounting hedges. For purposes of “Core Earnings” we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and excluding the remaining ineffectiveness. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.

“Core Earnings” are not a substitute for reported results under GAAP. We provide “Core Earnings” basis of presentation because (i) earnings per share computed on a “Core Earnings” basis is one of several measures we utilize in establishing management incentive compensation and (ii) we believe it better reflects the financial results for derivatives that are economic hedges of interest rate risk but do not qualify for hedge accounting treatment.
GAAP provides a uniform, comprehensive basis of accounting. Our “Core Earnings” basis of presentation differs from GAAP in the way it treats ineffective hedges as described above.

The following table shows the amount in “Gains (losses) on derivative and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013

Hedge ineffectiveness gains (losses)	$6,571	$(49)	$(1,684)	$(118)
Interest reclassification	(1,170)	346	(3,137)	973
Gains (losses) on derivatives and hedging activities, net	$5,401	$297	$(4,821)	$855

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$82,926	$49,390	$174,502	$198,743
Preferred stock dividends	4,850	—	8,078	—
GAAP net income attributable to SLM Corporation common stock	$78,076	$49,390	$166,424	$198,743

GAAP net income attributable to SLM Corporation	$82,926	$49,390	$174,502	$198,743

Adjustments:
Net impact of derivative accounting(1)	(6,571)	49	1,684	118
Net tax effect(2)	2,623	(19)	(672)	(45)
Total “Core Earnings” adjustments to GAAP	(3,948)	30	1,012	73

“Core Earnings”	$78,978	$49,420	$175,514	$198,816

GAAP diluted earnings per common share	$0.18	$0.11	$0.38	$0.44
Derivative adjustments, net of tax	(0.01)	—	0.01	—
“Core Earnings” diluted earnings per common share	$0.17	$0.11	$0.39	$0.44
______
(1) Derivative Accounting: “Core Earnings” exclude periodic unrealized gains and losses caused by the mark-to-market valuations on derivatives that do not qualify for hedge accounting treatment under GAAP, as well as the periodic unrealized gains and losses that are a result of ineffectiveness recognized related to effective hedges under GAAP. Under GAAP, for our derivatives held to maturity, the cumulative net unrealized gain or loss over the life of the contract will equal $0.

(2) “Core Earnings” tax rate is based on the effective tax rate at the Bank where the derivative instruments are held.

Private Education Loan Originations

Private Education Loans are the principal asset on the Bank’s balance sheet and the main driver of the Bank’s future earnings and asset growth. The size of the Private Education Loan market and, hence, our ability to increase Private Education Loan originations is determined by several primary factors: college enrollment levels, the costs of attending college, the availability of grants and loans from the federal government and the ability of families to contribute to the cost of education from income and savings. If the cost of education increases at a pace that exceeds income and savings growth, and the availability of federal funds does not significantly increase, we can expect more students and families to borrow privately. If the costs of attending college remain constant or decrease and/or the availability of federal funds increases, our ability to sustain Private Education Loan origination growth will be challenged.
For the nine months ended September 30, 2014, we originated $3.5 billion of Private Education Loans, up 8 percent, from the prior year period.
Funding Sources

Deposits. The Bank gathers low cost retail deposits through its direct banking platform which serves as an important source of funding. The Bank utilizes both brokered and retail deposits to meet funding needs and enhance its liquidity position. These deposits can be term or liquid deposits. The term brokered deposits are swapped into one-month LIBOR. This has the effect of increasing the average life of our liabilities and matching the index our assets reset on, minimizing our exposure to interest rate risk.  Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding.  Brokered deposits are sourced through a small network of brokers and provide a stable source of funding.  As of September 30, 2014, the Bank had $9.7 billion of customer deposits, representing 89 percent of interest earning assets, composed of $3.0 billion of retail deposits, $5.3 billion of brokered deposits and $1.4 billion of other deposits.

Loan Sales and Securitizations. The Bank intends to fund its portfolio of Private Education Loans with a mix of deposits and term asset backed securities. Term asset backed securities provide long term funding for our Private Education Loan portfolio at attractive interest rates and at terms that effectively match the average life of the asset. In addition, to prudently manage the growth of its balance sheet, capital and liquidity needs, over time, the Bank intends to sell Private Education Loans to third parties through an auction process. It may retain servicing of these Private Education Loans subsequent to the sale at prevailing market rates for such services. In the third quarter of 2014 we sold $1.2 billion of loans through loan sales and a securitization transaction with third parties. As a result of these loans sales we recorded gains of $85 million.
2014 Management Objectives
Post Spin-Off, we have set out five major goals for the remainder of the year to create shareholder value. They are: (1) prudently grow Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) complete necessary steps to permit the Bank to independently originate and service Private Education Loans; (4) continue to expand the Bank's capabilities and enhance risk oversight and internal controls; and (5) manage operating expenses while improving efficiency and customer experience. Here is how we plan to achieve these objectives:
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2014 by leveraging our Sallie Mae and Upromise brands and our relationships with more than two thousand colleges and universities while sustaining the credit quality of, and percentage of cosigners for, new originations. We are currently targeting at least $4 billion in new loan originations for 2014, compared with $3.8 billion in 2013. We will also continue to help our customers manage their borrowings and succeed in their repayment, which we expect will result in lower charge-offs and provision for loan losses. Originations were 8 percent higher in the third quarter of 2014 compared with the year-ago quarter and 8 percent higher for the nine months ended September 30, 2014, compared with the year-ago period.

Maintain Our Strong Capital Position
The Bank’s goal is to remain well-capitalized at all times to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the deposit insurance fund. We are required by our regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management evaluated the change in the Bank’s ownership structure, the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses and believe that current and projected capital levels are appropriate for the remainder of 2014. As of September 30, 2014, the Bank had a Tier 1 leverage ratio of 12.3 percent, a Tier 1 risk-based capital ratio of 15.7 percent and total risk-based capital ratio of 16.5 percent, exceeding the current regulatory guidelines for well capitalized institutions by a significant factor. We are a new stand-alone bank and expect significant asset growth as a result of the Spin-Off. We do not plan to pay a common dividend or repurchase shares in 2014 or 2015. Our Board of Directors will periodically reconsider these matters over the longer-term.
 Complete Necessary Steps to Permit the Bank to Independently Originate and Service Private Education Loans
On October 13, 2014, we completed the operational separation of our servicing platforms and personnel from Navient and launched our new customer service operation. At the time of this filing, the Bank continues to rely on Navient for loan origination capabilities provided under a transition services agreement entered into with Navient in connection with the Spin-Off. The key project remaining to complete the Bank’s transition to full separation from Navient resources are the testing and completion of a new loan originations platform. Our objectives are to implement, complete and begin use of the new loan originations platform in the first half of 2015. While the Bank is not at risk of losing access to Navient's originations platform for 2015 and beyond, completing the full separation of the Bank’s operations from Navient resources is one of our top goals.
Continue to Expand the Bank’s Capabilities and Enhance Risk Oversight and Internal Controls
Since the beginning of the year we have added approximately 670 employees to the Bank, primarily through transfers of the Company’s or its subsidiaries’ existing employees, complemented by external hires. We have also undertaken significant work to establish that all functions, policies and procedures transferred to the Bank in the Spin-Off are sufficient to meet currently applicable bank regulatory standards. We must continue to prepare for our expected growth and designation as a “large bank,” which will entail enhanced regulatory scrutiny. For 2014, the following key initiatives have been completed or are underway.
Creation of Board-level Risk and Compliance Committees. In connection with the Spin-Off, we have created additional Board-level committees to provide more focused resources and oversight with respect to the continuing development of our enterprise risk management functions and framework, as well as our consumer protection regulatory compliance management system.
Significant Additions to Management Team and Risk Functions. We have hired a new Chief Executive Officer, Chief Audit Officer and Chief Risk Officer, all with extensive experience in the banking and financial services industries. Since the beginning of the year, we have doubled our internal audit staff through experienced external hires, including our new Chief Audit Officer. We also expect our new Chief Risk Officer to continue to make significant progress in augmenting the existing Enterprise Risk Management organization with incremental risk professionals by year end.
Continuing Development of our Enterprise Risk Management and Internal Controls Environments. In preparation for the Spin-Off, our management and Board of Directors reconsidered and recalibrated our Risk Appetite Framework and related risk profiles and tolerances initially adopted by the Board of Directors of pre-Spin-Off SLM in early 2013. We are also in the process of revising and separating our previous Internal Controls Excellence or “ICE” policies and procedures. Our Chief Financial Officer is now responsible for our internal controls over financial reporting, which have been extensively revised and updated in connection with the Spin-Off. Our Chief Risk Officer will now separately be responsible for monitoring and maintaining the system of controls and reporting procedures across our organization to monitor, escalate and mitigate significant risks against previously agreed risk tolerances. For the remainder of 2014, we will continue efforts underway to put in place a fully-developed set of operational and managerial controls throughout our organization to assist the Chief Risk Officer and to fully inform our management and Board of Directors via the Risk Appetite Framework.

Enhanced Compliance with Consumer Protection Laws. As part of our compliance with the terms of the 2014 FDIC Order discussed elsewhere, we expect to continue to make significant changes and enhancements to our compliance management systems and program. This work will be ongoing through 2014 and beyond.
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
Manage Operating Expenses While Improving Efficiency and Customer Experience
As of the date of this filing, one major project remains to be completed before full operational separation from Navient can be achieved: establishing the Bank’s loan originations platform. For the remainder of 2014, the Company will focus on further enhancing a culture that values customer satisfaction and the efficient delivery of its products and services. We will measure our effectiveness by the Company’s efficiency ratio excluding restructuring costs, which are the costs associated with the build-out of our servicing platform and the remaining costs of the Spin-Off. Our efficiency ratio is calculated as operating expense, excluding restructuring costs, divided by net interest income after provision for loan losses and other income. In the third quarter this ratio was 32 percent versus 46 percent in the year-ago quarter. For the nine months ended September 30, 2014 this ratio was 38 percent unchanged from the year-ago period. Year-to-date net gains on loan sales have positively effected the denominator of the efficiency ratio. Consequently, as no more loan sales are contemplated this year and our post-Spin-Off expense levels continue to stabilize, we expect no further improvements and possible volatility in the efficiency ratio for the year. Our long-term objective is to achieve steady declines in this ratio over the next several years as the balance sheet and revenue grows to a level commensurate with our loan origination platform and we control the growth of our expense base.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.
 GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2014	2013	$	%	2014	2013	$	%
Interest income:
Loans	$164	$131	$33	25%	$487	$385	$102	26%
Investments	3	6	(3)	(50)	6	17	(11)	(65)
Cash and cash equivalents	1	1	—	—	3	3	—	—

Total interest income	168	138	30	22	496	405	91	22
Interest expense:
Total interest expense	24	21	3	14	68	65	3	5

Net interest income	144	117	27	23	428	340	88	26
Less: provisions for loan losses	15	21	(6)	(29)	55	40	15	38

Net interest income after provisions for loan losses	129	96	33	34	373	300	73	24
Noninterest income:
Gains on sales of loans, net	85	43	42	98	121	192	(71)	(37)
Gains (losses) on derivatives and hedging activities, net	5	—	5	(100)	(5)	1	(6)	(600)
Other income	6	10	(4)	(40)	29	26	3	12

Total noninterest income	96	53	43	81	145	219	(74)	(34)
Expenses:
Operating expenses	72	68	4	6	196	196	—	—
Acquired intangible asset impairment and amortization expense	1	2	(1)	—	4	3	1	33
Restructuring and other reorganization expenses	14	—	14	100	28	—	28	100

Total expenses	87	70	17	24	228	199	29	15

Income before income tax expense	138	79	59	75	290	320	(30)	(9)
Income tax expense	55	30	25	83	116	122	(6)	(5)

Net income	83	49	34	69	174	198	(24)	(12)
Less: net loss attributable to noncontrolling interest	—	—	—	—	—	(1)	1	(100)

Net income attributable to SLM Corporation	83	49	34	69	174	199	(25)	(13)
Preferred stock dividends	5	—	5	100	8	—	8	100

Net income attributable to SLM Corporation common stock	$78	$49	$29	59%	$166	$199	$(33)	(17)%

Basic earnings per common share attributable to SLM Corporation	$0.18	$0.11	$0.07	64%	$0.39	$0.45	$(0.06)	(13)%

Diluted earnings per common share attributable to SLM Corporation	$0.18	$0.11	$0.07	64%	$0.38	$0.44	$(0.06)	(14)%

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

For the three months ended September 30, 2014, net income was $83 million, or $.18 diluted earnings per common share, compared with net income of $49 million, or $.11 diluted earnings per common share for the three months ended September 30, 2013. The increase in net income was due to a $42 million increase in gains on sales of loans, a $27 million increase in net interest income and a $5 million increase in gains on derivatives and hedging activities, net, which was partially offset by an increase in total expenses of $17 million.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•
Net interest income increased by $27 million in the current quarter compared with the year-ago quarter primarily due to a $1.6 billion increase in average Private Education Loans outstanding and an 11 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the amount of higher yielding Private Education Loans in our loan portfolio.

•
Provisions for loan losses decreased $6 million compared with the year-ago quarter. This decrease was primarily the result of improved credit performance of the underlying Private Education Loan and FFELP Loan portfolios and the effect of loan sales. Prior period amounts also included the effect of our past policy of a two year loss emergence period and the change in our charge-off policy.

•
Gains on sales of loans, net, increased $42 million. In the third quarter 2014, we sold $1.2 billion of loans through loan sales and a securitization transaction with third parties. As a result, we recorded gains of $85 million. In the third quarter 2013, we recorded $43 million in gains from the sale of $0.6 billion of loans to Navient.

•
Other income decreased $4 million primarily from the reduction in a tax indemnification receivable from Navient and a reduction in fee income in 2014 as a result of the sale of our campus payment business in 2013.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $5 million in the third quarter 2014 compared with $0 in the year-ago quarter. The primary factors affecting the change were interest rates and whether the derivative qualified for hedge accounting treatment. In third quarter 2014, we had more derivatives used to economically hedge risk that did not qualify for hedge accounting treatment than we did in the year-ago quarter.

•
Third-quarter 2014 operating expenses were $73 million compared with $70 million in the year-ago quarter. The increase in operating expenses is primarily the result of increased personnel and other costs related to being a stand-alone company.

•
Third-quarter 2014 restructuring and other reorganization expenses were $14 million compared with $0 in the year-ago quarter. The increase is primarily the result of one-time technology costs related to the Spin-Off.

•
Income tax expense increased to $55 million in the third quarter 2014 compared to $30 million in the year-ago quarter. The increase in the third quarter effective tax rate to 39.9 percent from 38.0 percent in the year-ago quarter was primarily the result of our being subject to additional state taxes as a result of the Spin-Off transaction.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
For the nine months ended September 30, 2014, net income was $174 million, or $.38 diluted earnings per common share, compared with net income of $199 million, or $0.44 diluted earnings per common share for the nine months ended September 30, 2013. The decrease in net income was primarily due to a $71 million decrease in net gains on sales of loans to affiliates, a $15 million increase in provisions for loan losses and a $6 million increase in losses on derivatives and hedging activities which were partially offset by an $88 million increase in net interest income.
The primary contributors to each of the identified drivers of changes in net income for the current nine-month period compared with the year-ago nine-month period are as follows:

•
Net interest income increased by $88 million primarily due to a $1.5 billion increase in average Private Education Loans outstanding and a 23 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the amount of higher yielding Private Education Loans in our loan portfolio.

•
Provisions for loan losses increased $15 million compared with the year-ago period primarily as a result of a $1.1 billion increase in loans entering repayment and the effect of loan sales which was partially offset by a $14 million benefit from the net effect of a change in our loss emergence period from two years to one year and a change in our charge-off policy that was recorded in the second quarter of 2014.

•
Gains on sales of loans, net, decreased $71 million. For the nine months ended September 30, 2014, we sold $1.9 billion of loans through loan sales and a securitization transaction with third parties. As a result, we recorded gains of $121 million. In the nine months ended September 30, 2013, we recorded $192 million in gains from the sale of $2.3 billion of loans to Navient. Gains on sales of loans, net, were higher in the year-ago period as a result of a larger volume of loans sold and those loans were sold to Navient at a higher price.

•
(Losses) gains on derivatives and hedging activities, net, resulted in a net loss of $5 million in the first nine months of 2014 compared with a gain of $1 million in the year-ago period. The primary factors affecting the change were interest rates and whether the derivative qualified for hedge accounting treatment. In the first nine months of 2014, we had more derivatives used to economically hedge risk that did not qualify for hedge accounting treatment than we did in the year-ago period.

•
Operating expenses were $200 million compared with $199 million the year-ago period. Operating expenses increased in 2014 due to increased servicing and marketing costs as well as increased personnel and other costs related to being a stand-alone company; these were partially offset by an $8 million reduction in our litigation reserve relating to the 2014 FDIC Order.

•	Restructuring and other reorganization expenses were $28 million compared with $0 in the year-ago period. The increase is primarily the result of costs related to the Spin-Off.

•
Income tax expense decreased to $116 million in the nine months ended September 30, 2014 compared to $122 million in the year-ago period. The increase in the first nine months effective tax rate to 40.0 percent from 37.8 percent in the year-ago period was primarily the result of our being subject to additional state taxes as a result of the Spin-Off transaction.

  Upromise Rewards
Upromise generates transaction fees through our Upromise consumer savings network. Since inception through September 30, 2014, members have saved approximately $890 million in rewards by purchasing products at hundreds of online retailers, booking travel, purchasing a home, dining out, buying gas and groceries, using the Upromise World MasterCard®, or completing other qualified transactions. We earn a fee for the marketing and administrative services we provide to companies that participate in the Upromise savings network. We also compete with other loyalty shopping services and companies. Upromise income increased $1 million for the nine months ended September 30, 2014, compared with the prior-year periods due to an increase in advertising revenue and consumer purchases and was flat in the third quarter of 2014 compared with the prior year period.

Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$7,407,774	8.20%	$5,846,241	8.22%	$7,394,985	8.19%	$5,860,864	8.15%
FFELP Loans	1,339,748	3.23	1,167,174	3.38	1,373,945	3.25	1,099,436	3.33
Taxable securities	418,524	2.77	654,124	3.52	305,891	2.66	637,116	3.64
Cash and other short-term investments	1,723,668	0.27	1,350,258	0.25	1,607,913	0.26	1,280,135	0.29

Total interest-earning assets	10,889,714	6.13%	9,017,797	6.06%	10,682,734	6.20%	8,877,551	6.10%

Non-interest-earning assets	630,974		355,718		527,377		474,646

Total assets	$11,520,688		$9,373,515		$11,210,111		$9,352,197

Average Liabilities and Equity
Brokered deposits	$5,092,606	1.19%	$4,678,511	1.22%	$5,392,223	1.08%	$4,884,628	1.26%
Retail and other deposits	3,816,636	0.92	2,717,431	0.95	3,520,894	0.92	2,593,827	0.97
Other interest-bearing liabilities	22,675	0.60	58,537	0.48	30,323	0.56	133,362	0.14
Total interest-bearing liabilities	8,931,917	1.07%	7,454,479	1.11%	8,943,440	1.01%	7,611,817	1.14%

Non-interest-bearing liabilities	811,369		712,076		730,987		584,920
Equity	1,777,402		1,206,960		1,535,684		1,155,460

Total liabilities and equity	$11,520,688		$9,373,515		$11,210,111		$9,352,197

Net interest margin		5.25%		5.14%		5.35%		5.12%

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2014 vs. 2013
Interest income	$30,510	$1,618	$28,893
Interest expense	3,267	(1,029)	4,129
Net interest income	$27,243	$2,040	$25,203

Nine Months Ended September 30, 2014 vs. 2013
Interest income	$90,776	$7,132	$83,638
Interest expense	2,875	(7,480)	10,340
Net interest income	$87,901	$16,596	$71,305

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$2,424,950	$1,392	$2,426,342	$2,191,445	$2,477	$2,193,922
Grace, repayment and other(2)	5,404,470	1,316,571	6,721,041	4,371,897	1,424,495	5,796,392
Total, gross	7,829,420	1,317,963	9,147,383	6,563,342	1,426,972	7,990,314
Deferred origination costs and unamortized premium	9,975	3,730	13,705	5,063	4,081	9,144
Allowance for loan losses	(59,973)	(5,742)	(65,715)	(61,763)	(6,318)	(68,081)
Total education loan portfolio	$7,779,422	$1,315,951	$9,095,373	$6,506,642	$1,424,735	$7,931,377

% of total	86%	14%	100%	82%	18%	100%
(1)      Loans for customers still attending school and are not yet required to make payments on the loan.
(2)     Includes loans in deferment or forbearance.

Average Student Loan Balances (net of unamortized premium/discount)

(Dollars in thousands)	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Private Education Loans	$7,407,774	85%	$5,846,241	83%
FFELP Loans	1,339,748	15	1,167,174	17
Total portfolio	$8,747,522	100%	$7,013,415	100%

(Dollars in thousands)	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Private Education Loans	$7,394,985	84%	$5,860,864	84%
FFELP Loans	1,373,945	16	1,099,436	16
Total portfolio	$8,768,930	100%	$6,960,300	100%

Student Loan Activity

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$7,436,225	$1,357,746	$8,793,971	$5,335,231	$1,159,789	$6,495,020
Acquisitions and originations	1,614,350	—	1,614,350	1,491,808	85,411	1,577,219
Capitalized interest and deferred origination cost premium amortization	33,034	10,699	43,733	15,883	12,240	28,123
Sales	(1,153,156)	—	(1,153,156)	(559,950)	(67)	(560,017)
Loan consolidation to third parties	(3,549)	(10,475)	(14,024)	(2,802)	(6,107)	(8,909)
Repayments and other	(147,482)	(42,019)	(189,501)	(118,759)	(36,435)	(155,194)
Ending balance	$7,779,422	$1,315,951	$9,095,373	$6,161,411	$1,214,831	$7,376,242

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$6,506,642	$1,424,735	$7,931,377	$5,447,700	$1,039,755	$6,487,455
Acquisitions and originations	3,528,277	7,470	3,535,747	3,281,254	244,530	3,525,784
Capitalized interest and deferred origination cost premium amortization	86,230	36,161	122,391	50,407	31,915	82,322
Sales	(1,866,202)	(7,654)	(1,873,856)	(2,237,803)	(195)	(2,237,998)
Loan consolidation to third parties	(13,069)	(28,563)	(41,632)	(8,713)	(17,553)	(26,266)
Repayments and other	(462,456)	(116,198)	(578,654)	(371,434)	(83,621)	(455,055)
Ending balance	$7,779,422	$1,315,951	$9,095,373	$6,161,411	$1,214,831	$7,376,242

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2014	%	2013	%	2014	%	2013	%
Smart Option - interest only(1)	$396,980	25%	$360,652	24%	$851,781	24%	$807,832	25%
Smart Option - fixed pay(1)	497,069	31	474,805	32	1,078,024	31	1,011,054	31
Smart Option - deferred(1)	709,088	44	648,362	44	1,556,772	45	1,422,183	44
Smart Option - principal and interest	350	—	317	—	1,271	—	862	—
Total Private Education Loan originations	$1,603,487	100%	$1,484,136	100%	$3,487,848	100%	$3,241,931	100%

(1)	Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See “Private Education Loan Repayment Options” for further discussion.

Allowance for Loan Losses

Student Loan Allowance for Loan Losses Activity

	Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$54,315	$6,212	$60,527	$50,868	$4,616	$55,484
Less:
Charge-offs	(4,378)	(761)	(5,139)	—	(671)	(671)
Student loan sales	(4,571)	—	(4,571)	(15,632)	—	(15,632)
Plus:
Provision for loan losses	14,607	291	14,898	19,001	1,403	20,404
Ending balance	$59,973	$5,742	$65,715	$54,237	$5,348	$59,585

Troubled debt restructuring(1)	$13,115	$—	$13,115	$—	$—	$—

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$61,763	$6,318	$68,081	$65,218	$3,971	$69,189
Less:
Charge-offs	(4,378)	(2,058)	(6,436)	—	(1,425)	(1,425)
Student loan sales	(51,001)	—	(51,001)	(48,260)	—	(48,260)
Plus:
Provision for loan losses	53,589	1,482	55,071	37,279	2,802	40,081
Ending balance	$59,973	$5,742	$65,715	$54,237	$5,348	$59,585

Troubled debt restructuring(1)	$13,115	$—	$13,115	$—	$—	$—

(1)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2014, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends in connection with the portfolio.
Private Education Loan provision for loan losses decreased $6 million compared with the year-ago quarter. The decrease was primarily the result of improved credit performance of the underlying Private Eduction Loan portfolio and the effect of loan sales. Prior period amounts also included the effect of our past policy of a two year loss emergence period and the change in our charge-off policy. When loans are sold at a gain we reverse the allowance for loan losses related to these loans by recording a negative provision. When we sell loans at a loss due to credit deterioration, we write down the loan to fair value with the additional write-down recorded as provision expense. In third quarter of 2014 we had an increase in loans sold for gains and a decline in loans sold for losses compared with the year-ago period. The net effect quarter-over-quarter on the provision expense as a result of these sales was a decrease of $12 million. Although there have been short-term improvements in credit results, it is unclear at this point whether these trends are sustainable given our change in charge-off policy. The provision in the prior year quarter was driven by a large loan sale which decreased the provision for loan losses. Private Education Loan provision increased $15 million in the nine months ended September 30, 2014, compared with the year-ago period primarily as a result of growth in loans entering repayment and sales of credit impaired loans during the period which were partially offset by the $14 million benefit from the net effect of a change in our loss emergence period from two years to one year and a change in our charge-off policy.
Total loans delinquent (as a percentage of loans in repayment) have decreased to 1.31 percent from 1.46 percent in the year-ago quarter.  Loans in forbearance (as a percentage of loans in repayment and forbearance) have increased to 1.63 percent from .13 percent in the year-ago quarter. The increase in the loans in forbearance was because in the prior year we typically sold loans to a subsidiary of Navient in the same month a forbearance was offered to a borrower. Post-Spin-Off, we now retain loans that have gone into forbearance.
For a more detailed discussion of our policy for determining the collectibility of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”

Private Education Loan Delinquencies and Forbearance
Prior to the Spin-Off, the Bank exercised its right and sold substantially all of the Private Education Loans it originated that became delinquent or were granted forbearance to one or more of its then affiliates, which are now subsidiaries of Navient. Because of this arrangement, the Bank did not hold many loans in forbearance. As a result, the Bank had very little historical forbearance activity and very few delinquencies.
In connection with the Spin-Off, the agreement under which the Bank previously made these sales was amended so the Bank now only has the right to require Navient to purchase loans (at fair value) where (a) the borrower has a lending relationship with both the Bank and Navient (Split Loans) and (b) the Split Loans are either (1) more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At September 30, 2014, we held approximately $126 million of Split Loans.
SLM’s default aversion strategies are focused on the final stages of delinquency. Pre-Spin-Off these final stages were from 150 days to 212 days delinquent. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, the final stages of delinquency and our default aversion strategies now focus more on loans 30 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period. In addition, we changed our loss confirmation period from two years to one year to reflect the shorter charge-off policy and our revised servicing practices. These two changes resulted in a $14 million net reduction in our allowance for loan losses in the second quarter 2014 because we are now only reserving for one year of losses as compared with two years under the prior policy which more than offset the impact of the shorter charge-off period.
For the reasons described above, many of our historical credit indicators and period-over-period trends are not indicative of future performance. The following results have not been adjusted to reflect what the delinquencies, charge-offs and recoveries would have been had we not sold these loans. Because we now retain more delinquent loans, we believe it could take up to two years before our credit performance indicators provide meaningful period-over-period comparisons.

The table below presents our Private Education Loan delinquency trends.

	September 30,
	2014		2013
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,178,495		$2,691,107
Loans in forbearance(2)	75,782		4,736
Loans in repayment and percentage of each status:
Loans current	4,515,313	98.7%	3,467,447	98.5%
Loans delinquent 31-60 days(3)	44,082	1.0	37,059	1.1
Loans delinquent 61-90 days(3)	12,415	0.3	14,467	0.4
Loans delinquent greater than 90 days(3)	3,333	—	24	—
Total Private Education Loans in repayment	4,575,143	100.0%	3,518,997	100.0%
Total Private Education Loans, gross	7,829,420		6,214,840
Private Education Loan deferred origination costs	9,975		808
Total Private Education Loans	7,839,395		6,215,648
Private Education Loan allowance for losses	(59,973)		(54,237)
Private Education Loans, net	$7,779,422		$6,161,411

Percentage of Private Education Loans in repayment		58.4%		56.6%

Delinquencies as a percentage of Private Education Loans in repayment		1.3%		1.5%

Loans in forbearance as a percentage of loans in repayment and forbearance		1.6%		0.1%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance at beginning of period	$54,315	$50,868	$61,763	$65,218
Provision for Private Education Loan losses	14,607	19,001	53,589	37,279
Charge-offs	(4,378)	—	(4,378)	—
Discount on delinquent student loan sales	(4,571)	(15,632)	(51,001)	(48,260)
Allowance at end of period	$59,973	$54,237	$59,973	$54,237

Allowance as a percentage of ending total loans	0.77%	0.87%	0.77%	0.87%
Allowance as a percentage of ending loans in repayment	1.31%	1.54%	1.31%	1.54%
Delinquencies as a percentage of loans in repayment	1.31%	1.46%	1.31%	1.46%
Loans in forbearances as a percentage of loans in repayment and forbearance	1.63%	0.13%	1.63%	0.13%
Percentage of loans with a cosigner	89.83%	89.86%	89.83%	89.86%
Average FICO at origination	750	745	749	745
Ending total loans(1)	$7,829,420	$6,214,840	$7,829,420	$6,214,840
Average loans in repayment	$4,453,775	$3,400,620	$4,408,852	$3,580,401
Ending loans in repayment	$4,575,143	$3,518,997	$4,575,143	$3,518,997

(1)	Ending total loans represents gross Private Education Loans.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages. The improvements in the allowance as a percentage of ending total loans and ending loans in repayment was largely due to the reduction in the allowance for loan losses as a result of the change in our loss emergence period from two years to one year.
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

Prior to the Spin-Off, the Bank sold Private Education Loans that were delinquent more than 90 days or were granted a hardship forbearance to an entity that is now a subsidiary of Navient. As such, the Bank did not hold many loans in forbearance. Because of this past business practice, we do not have historic forbearance activity. However, subsequent to the Spin-Off, we began using forbearance as part of our loss mitigation efforts. The historic default experience on loans put into forbearance that Navient (pre-Spin-Off SLM) experienced prior to the Spin-Off is considered in the determination of our allowance for loan losses.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). As indicated in the tables, the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2014, loans in forbearance status as a percentage of loans in repayment and forbearance were 1.6 percent for loans that have been in active repayment status for less than 25 months. Approximately 82 percent of our Private Education Loans in forbearance status has been in active repayment status less than 25 months.

(Dollars in millions) September 30, 2014	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,178	$3,178
Loans in forbearance	47	15	8	5	1	—	76
Loans in repayment - current	2,597	1,060	503	298	57	—	4,515
Loans in repayment - delinquent 31-60 days	29	7	4	4	—	—	44
Loans in repayment - delinquent 61-90 days	9	2	1	1	—	—	13
Loans in repayment - delinquent greater than 90 days	2	1	—	—	—	—	3
Total	$2,684	$1,085	$516	$308	$58	$3,178	7,829
Deferred origination costs							10
Allowance for loan losses							(60)
Total Private Education Loans, net							$7,779

Loans in forbearance as a percentage of loans in repayment and forbearance	1.76%	1.35%	1.54%	1.75%	0.86%	—%	—%

(Dollars in millions) September 30, 2013	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,691	$2,691
Loans in forbearance	3	1	1	—	—	—	5
Loans in repayment - current	1,644	944	740	120	19	—	3,467
Loans in repayment - delinquent 31-60 days	19	8	9	1	—	—	37
Loans in repayment - delinquent 61-90 days	9	2	3	1	—	—	15
Loans in repayment - delinquent greater than 90 days	—	—	—	—	—	—	—
Total	$1,675	$955	$753	$122	$19	$2,691	6,215
Unamortized discount							1
Allowance for loan losses							(54)
Total Private Education Loans, net							$6,162

Loans in forbearance as a percentage of loans in repayment and forbearance	0.19%	0.08%	0.11%	—%	0.10%	—%	—%

Private Education Loan Repayment Options
Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment. The chart below provides the optional repayment offerings in addition to the standard level principal and interest payments as of September 30, 2014.

(Dollars in thousands	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$122,187	$4,434,799	$18,157	$4,575,143
$ in total	$275,015	$7,535,924	$18,481	$7,829,420
Payment method by enrollment status:
In-school/grace	Deferred(1)	Deferred(1), interest-only or fixed $25/month	Interest-only or fixed $25/month
Repayment	Level principal and interest or graduated	Level principal and interest	Level principal and interest

(1)	“Deferred” includes loans for which no payments are required and interest charges are capitalized into the loan balance.

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

	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2014	$430,299	$142	$3,250
December 31, 2013	$333,857	$1	$4,076
September 30, 2013	$334,018	$4	$455

Liquidity and Capital Resources
Funding and Liquidity Risk Management
We define liquidity as the ability to fund all creditworthy loans, invest in future asset growth and business operations at reasonable market rates, meet customer demand for deposit withdrawals and maintain state and federal liquidity requirements. Our four primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles (including during periods of financial stress), our ongoing ability to fund originations of Private Education Loans, servicing our bank deposits, and payment of required dividends on our preferred stock. To achieve these objectives we analyze and monitor our liquidity needs, maintain excess liquidity and plan to access diverse funding sources. This includes the expected issuance of secured debt primarily through asset-backed securitizations and/or other financing facilities and through deposits at the Bank. It is our policy to manage operations so that liquidity needs are fully satisfied through normal operations so that there is no need to make unplanned sales of assets under emergency conditions. The Bank will target an investment portfolio that meets its liquidity needs. Our liquidity management is guided by policies developed and monitored by our Asset and Liability Committee and approved by our Board of Directors. These policies take into account the volatility of cash flow forecasts, expected maturities, anticipated loan demand and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and bank deposits and access them at reasonable rates. This ability may be affected by the performance of the Company, the macroeconomic environment and the impact they have on the availability of funding sources in the marketplace.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2014	December 31, 2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$15,767	$1,052
Sallie Mae Bank(1)	1,554,610	2,181,813
Available-for-sale investments	153,893	102,105
Total unrestricted cash and liquid investments	$1,724,270	$2,284,970

(1) This amount will be used primarily to originate student loans at the Bank. See "Regulatory Capital - Capital Management - Dividends"
below for discussion on restrictions on the Bank to pay dividends.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$12,216	$1,607	$8,410	$1,913
Sallie Mae Bank(1)	1,805,101	1,298,714	1,656,915	1,365,406
Available-for-sale investments	151,646	651,561	127,999	628,021
Total unrestricted cash and liquid investments	$1,968,963	$1,951,882	$1,793,324	$1,995,340

(1)	This amount will be used primarily to originate student loans at the Bank. See "Regulatory Capital - Capital Management - Dividends" below for discussion on restrictions on the Bank to pay dividends.

Deposits

The following table summarizes total deposits at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Deposits - interest bearing	$9,101,491	$8,946,514
Deposits - non-interest bearing	71,531	55,036
Total deposits	$9,173,022	$9,001,550

Interest Bearing
Interest bearing deposits as of September 30, 2014 and December 31, 2013 consisted of non-maturity savings deposits and brokered and retail certificates of deposit, as discussed further below, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.3 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively and $7.5 million and $7.1 million for the nine months ended September 30, 2014 and 2013, respectively. We paid $5.5 million and $0 in fees to third party brokers related to these certificates of deposit during the three and nine months ended September 30, 2014 and 2013, respectively.
In the past, we offered debit cards associated with interest bearing consumer deposit (“NOW”) accounts to facilitate the distribution of financial aid refunds and other payables to students. These debit cards were serviced by third party providers. As of April 30, 2014, we no longer offer these debit cards.
Interest bearing deposits at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Amount	Qtr-End Weighted Average Stated Rate	Amount	Year-End Weighted Average Stated Rate

Money market	$4,053,209	1.24%	$3,212,889	0.65%
Savings	704,383	0.81	743,742	0.81
NOW	—	—	18,214	0.12
Certificates of deposit	4,343,899	1.11	4,971,669	1.39
Deposits - interest bearing	$9,101,491		$8,946,514

 As of September 30, 2014 and December 31, 2013, there were $289 million and $160 million of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits.   Accrued interest on deposits was $16 million and $13 million at September 30, 2014 and December 31, 2013, respectively.

Money market deposits with affiliates

Our Upromise subsidiary maintains a money market deposit at the Bank which totaled $289 million and $293 million at September 30, 2014 and December 31, 2013, respectively, which was interest bearing. Interest expense incurred on these deposits during the three months ended September 30, 2014 and 2013 totaled $65 thousand and $64 thousand, respectively and for the nine months ended September 30, 2014 and 2013 totaled $182 thousand and $255 thousand, respectively. The Company also maintains a money market deposit at the Bank which totaled $273 million at September 30, 2014 and $0 at December 31, 2013.

Non Interest Bearing

Non interest bearing deposits were $71 million and $55 million as of September 30, 2014 and December 31, 2013, respectively. For both periods these were comprised of money market accounts. The September 30, 2014 balance included $226,000 thousand related to our Employee Stock Purchase Plan account. See the notes to the consolidated financial statements, Note 11, "Stock Based Compensation Plans and Arrangements" for additional details regarding this plan.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps to be submitted for clearing to central counterparties to eliminate counterparty risk. As of September 30 2014, $2.6 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
At September 30, 2014 we had no exposure related to our derivative counterparties.

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

			Well Capitalized Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2014:
Tier I Capital (to Average Assets)	$1,389,122	12.3%	$565,419	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,389,122	15.7%	$530,102	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,454,837	16.5%	$883,503	>	10.0%
As of December 31, 2013:
Tier I Capital (to Average Assets)	$1,221,416	11.7%	$521,973	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,221,416	16.4%	$446,860	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,289,497	17.3%	$745,374	>	10.0%

 Capital Management
The Bank’s goal is to remain well-capitalized at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the deposit insurance fund. We are required by our regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management evaluated the anticipated change in the Bank’s ownership structure, the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses and believe that current capital levels should be maintained throughout and the projected capital levels are appropriate for the remainder of 2014. As of September 30, 2014, the Bank held total Risk-Based Capital of $1.5 billion or 16.5 percent. We are a new stand-alone bank and expect significant asset growth as a result of the Spin-Off. We do not plan to pay a common dividend or repurchase shares in 2014 or 2015. Our Board of Directors will periodically reconsider these matters over the long-term.
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

As of September 30, 2014, the Bank had a Tier 1 leverage ratio of 12.3 percent, a Tier 1 risk-based capital ratio of 15.7 percent and total risk-based capital ratio of 16.5 percent, exceeding the current guidelines by a significant factor. Our ratios would also exceed the future guidelines if we calculated them today based on the new definitions of capital and risk weighted assets.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended September 30, 2014 and 2013 or for the nine months ended September 30, 2014 and 2013. For the nine months ended September 30, 2013, the Bank paid dividends of $120 million to an entity that is a subsidiary of Navient. For the foreseeable future, we expect the Bank to pay dividends to the Company only in amounts sufficient to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at September 30, 2014. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the nine months ended September 30, 2014 and 2013.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (“Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP consolidation and Private Education Loans to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2014 and December 31, 2013, the lendable value of our collateral at the FRB totaled $1.5 billion and $900 million, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the nine months ended September 30, 2014 and 2013.

Contractual Cash Obligations
The following table provides a summary of our contractual principal obligations associated with long-term Bank deposits at September 30, 2014.

September 30,
(Dollars in thousands)	2014
One year or less	$1,242,525
One to 3 years	1,909,306
3 to 5 years	1,129,710
Over 5 years	74,658
Total contractual cash obligations	$4,356,199

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

In connection with the Spin-Off, we changed our charge-off policy for Private Education Loans to charging off loans when the loans reach 120 days delinquent. Pre-Spin-Off SLM default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. Our default aversion strategies are now focused on loans that are 30 to 120 days delinquent. It is uncertain if our existing default aversion strategies will be as successful in this compressed collection timeframe. We implemented our 120 day collection strategy in April 2014. Through September 30, 2014, our delinquency cure rates have, however, exceeded our expectations.

The migration analysis model is based upon sixteen months of actual collection experience which includes ten months of collection experience using the 212 day charge off default aversion strategies and six months of experience using the 120 day charge off default aversion strategies. We only used collection data from the first four collection buckets for all sixteen months. This results in our placing a greater emphasis on older periods when the accounts were not being aggressively collected in the 30 to 120 days delinquent buckets. We believe this is appropriate as we have very limited data since the change in collection practices to be confident that the positive trends will continue. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered. As part of this process we consider changes in laws and regulations that could potentially impact the allowance for loan losses.

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

Transfers of Financial Assets and the Variable Interest Entity (“VIE”) Consolidation Model
We account for loan sales in accordance with the applicable accounting guidance. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between the carry basis of the loan sold and liabilities retained and the compensation received. We recognize the results of a transfer of loans based upon the settlement date of the transaction.
If we have a variable interest in a Variable Interest Entity (“VIE”) and we have determined that we are the primary beneficiary of the VIE, then we will consolidate the VIE. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment that has to be used as it relates to determining the primary beneficiary of the VIEs with which we are associated. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. In the third quarter 2014, we entered into our first securitization transaction. Based on our current relationship with this securitization trust which is considered a VIE, we believe the assessment is more straightforward. As it relates to this transaction, our only continuing involvement is as the master servicer and administrator. An unrelated third party is responsible for the servicing of these assets (which means that the third party “has the power” to direct the activities of the trust) and another third party owns the Residual Interest (which means that the third party “has the loss and gain obligation that could potentially be significant to the VIE”) of the securitization trust. As a result, we have determined that we are not the primary beneficiary of this trust.

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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2014 and 2013, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. The earnings sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in 2014.

	September 30,
	2014		2013
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock(1)	12.0%	3.8%	10.8%	3.5%
EAR - Ramp(1)	9.3%	2.7%	9.8%	3.2%
EVE	(1.5)%	(1.2)%	(5.5)%	(2.2)%

(1) For the 2013 period, August 31, 2013 data was utilized to calculate the EAR measures.

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
In the preceding tables the change in net interest income is primarily due to the impact of (i) our unhedged FFELP Loans being in a fixed-rate mode due to Floor Income, while being funded with variable debt in low interest rate environments; and (ii) a portion of our variable assets being funded with fixed rate liabilities and equity. Item (i) will generally cause net interest income to decrease when interest rates increase from a low interest rate environment, whereas item (ii) will generally offset this decrease.
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

Asset and Liability Funding Gap
The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2014. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

(Dollars in billions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$0.2	$—	$0.2
3-month LIBOR	quarterly	—	0.4	(0.4)
1-month LIBOR	monthly	6.5	3.1	3.4
1-month LIBOR	weekly	—	0.1	(0.1)
1-month LIBOR	daily	1.1	—	1.1
Non-Discrete reset(2)	daily/weekly	1.6	2.8	(1.2)
Fixed Rate(3)		2.2	5.2	(3.0)
Total		$11.6	$11.6	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.

(2)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes liquid retail deposits and the obligation to return cash collateral held related to derivatives exposures.

(3)	Assets include receivables and other assets (including premiums and reserves). Funding includes unswapped time deposits, liquid MMDA's swapped to fixed rates and stockholders' equity.
The “Funding Gap” in the above table primarily mismatches in the 1-month LIBOR assets with fixed rate and Non-Discrete funding. We consider the risk to be minimal since the funding in the Non-Discrete bucket is our liquid retail portfolio which we have the flexibility to replace at any time, and the funding in the fixed bucket includes $1.4 billion of equity and $0.8 billion of non interest bearing liabilities.
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

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at September 30, 2014.

Weighted
Average
(Averages in Years)	Life
Earning assets
Student loans	6.7
Cash and investments	0.6
Total earning assets	5.7

Deposits
Short-term deposits	0.1
Long-term deposits	2.8
Total deposits	1.0

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
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
Other than those noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of these and other litigation to which we are a party, see our 2013 Form 10-K and subsequent filings with the SEC.
Regulatory Update

At the time of this filing, the Bank remains subject to the consent order (the "2014 FDIC Order") relating to the settlement of previously disclosed regulatory matters with the Federal Deposit Insurance Corporation ("FDIC"). Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice (the "DOJ") regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA.  The DOJ Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the 2014 FDIC Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.

Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the DOJ Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.

As required by the 2014 FDIC Order and the DOJ Order, the Bank is implementing new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these regards. The 2014 FDIC Order also requires the Bank to have its current compliance with consumer protection regulations audited by independent qualified audit personnel. The Bank is focused on achieving timely and comprehensive remediation of each item contained in the orders and on further enhancing its policies and practices to promote responsible financial practices, customer experience and compliance.

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

Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A., Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and Item 1A., Risk Factors of our 2013 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2014.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2014	179	$8.38	—	—
August 1 - August 31, 2014	68	$8.90	—	—
September 1 - September 30, 2014	110	$9.03	—	—

Total third-quarter 2014	357	$8.68	—

     _

(1)
All shares purchased are pursuant to the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

(2)	At the present time the Company does not have a publicly announced share repurchase plan or program.
The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2014 was $8.56.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Nothing to report.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

3.1	Amended and Restated By-Laws of SLM Corporation

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: October 22, 2014