Form 10-K
period 2014-12-31
SLM CORP
filed 2015-02-26
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2014 was $3.5 billion (based on closing sale price of $8.31 per share as reported for the NASDAQ Global Select Market).
As of January 31, 2015, there were 423,476,360 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement relating to the Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on
Form 10-K.

SLM CORPORATION

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains "forward-looking" statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about our beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”); increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which we are a party; credit risk associated with our exposure to third parties, including counterparties to our derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). We could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings; failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures or breaches to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on our business; risks associated with restructuring initiatives; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayment on the loans that we make; changes in general economic conditions and our ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of our consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Annual Report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We do not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

References in this Annual Report on Form 10-K to “we,” “us,” “our” “Sallie Mae” and the “Company,” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

The financial information contained herein and in the accompanying consolidated balance sheets, statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, present information on our business as configured after the Spin-Off, as hereafter defined. For more information regarding the basis of presentation of these statements, see notes to the consolidated financial statements, Note 2, “Significant Accounting Policies - Basis of Presentation.”

AVAILABLE INFORMATION

Our website address is www.salliemae.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, and any significant investor presentations, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, copies of our Board Governance Guidelines, Code of Business Conduct (which includes the code of ethics applicable to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and the governing charters for each committee of our Board of Directors are available free of charge on our website, as well as in print to any stockholder upon request. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Principal Executive Officer or Principal Financial Officer) by posting such information on our website. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report on Form 10-K.

PART I.

Item 1. Business

Company History
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
Our primary business is to originate and service Private Education Loans we make to students and their families. We use “Private Education Loans” to mean education loans to students or their families that are not issued, insured or guaranteed by any state or federal government. We also operate a consumer savings network that provides financial rewards on everyday purchases to help families save for college.
We were formed in 1972 as the Student Loan Marketing Association, a federally chartered government sponsored enterprise (“GSE”), with the goal of furthering access to higher education by providing liquidity to the education loan marketplace. On December 29, 2004, we terminated the federal charter, incorporated SLM Corporation as a Delaware corporation, and subsequently dissolved the GSE.
On April 30, 2014, we completed our plan to legally separate (“the Spin-Off”) into two distinct publicly traded entities - an education loan management, servicing and asset recovery business: Navient Corporation (“Navient”), and a consumer banking business: SLM Corporation.
Our principal executive offices are located at 300 Continental Drive, Newark, Delaware 19713, and our telephone number is (302) 451-0200.
Our Business
Growing our Private Education Loan portfolio is our primary business. In 2014, we originated $4.1 billion of Private Education Loans, an increase of 7 percent from the year ended December 31, 2013. As of December 31, 2014, we had $8.3 billion of Private Education Loans outstanding.
Private Education Loans
The Private Education Loans we make are primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans or customers’ resources. We continue to offer Private Education Loans to students and families where we believe our prices are competitive with similar federal education loan products. We earn interest income on our Private Education Loan portfolio, net of provisions for loan losses. Operating expenses associated with interest income include costs incurred to acquire and to service our loans.
In 2009, we introduced the Smart Option Student Loan, our Private Education Loan product emphasizing in-school payment features to minimize customers’ total finance charges. The Smart Option product features three primary repayment types. The first two, Interest Only and Fixed Payment options, require monthly payments while the student is in school and accounted for approximately 56 percent of the Private Education Loans the Bank originated during 2014. The third repayment option is the more traditional deferred Private Education Loan product where customers do not begin making payments until after graduation. Lower interest rates on the Interest Only and Fixed Payment options incentivize customers to elect those options.
We regularly review and update the terms of our Private Education Loan products. Our Private Education Loans include important protections for the family, including tuition insurance, and loan forgiveness in case of death or permanent disability of the student borrower. In 2014, we added a new, free, quarterly FICO Score benefit to students with a Smart Option Student Loan disbursed in academic year 2014-2015. We are the first Private Education Loan lender to offer this important benefit.
Private Education Loans bear the full credit risk of the customer and cosigner. We manage this risk by underwriting and pricing based upon customized credit scoring criteria and the addition of qualified cosigners. At December 31, 2014, our average FICO scores were 745 at the time of origination and approximately 90 percent of our loans were cosigned. In addition, we voluntarily require school certification of both the need for, and the amount of, every Private Education Loan we originate, and we disburse the loans directly to the higher education institution.

The core of our marketing strategy is to promote our products on campuses through the financial aid offices and through direct marketing to students and their families. Our on-campus efforts are driven by over 40 sales professionals who work with 2,400 higher education institutions. This sales force is the largest in the industry and has become a trusted resource for campus-based financial aid advisers.
Our loans are of high credit quality and the overwhelming majority of our borrowers are managing their payments with great success. At December 31, 2014, 2.0 percent of loans in repayment were delinquent, and loans in forbearance were 2.6 percent of loans in repayment and forbearance. Our annualized charge-off rate was 0.72 percent at the end of the fourth quarter 2014. Prior to the Spin-Off, Sallie Mae Bank sold, at fair value, substantially all of the Private Education Loans we originated that became delinquent or were granted forbearance to one or more of our then affiliates. Post-Spin-Off, these practices have largely ceased. As a result, Sallie Mae Bank historically had very little forbearance activity and very few loans over 90 days delinquent.
Sallie Mae Bank
Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by Sallie Mae Bank (the “Bank”), our Utah industrial bank subsidiary, which is regulated by the Utah Department of Financial Institutions (“UDFI”), the Federal Deposit Insurance Corporation (“FDIC”), and the Consumer Financial Protection Bureau (“CFPB”). At December 31, 2014, the Bank had total assets of $12.8 billion, including $8.3 billion in Private Education Loans and $1.3 billion of FFELP Loans. As of the same date, the Bank had total deposits of $11.3 billion.
Our ability to obtain deposit funding and offer competitive interest rates on deposits will be necessary to sustain the growth of our Private Education Loan originations. Our ability to obtain such funding is also dependent in part on the capital level of the Bank and its compliance with other applicable regulatory requirements. At the time of this filing, there are no restrictions on our ability to obtain deposit funding or the interest rates we charge other than those restrictions generally applicable to all similarly situated banks. We plan to supplement our deposit base by raising term funding in the long-term asset backed securities (“ABS”) market in 2015, collateralized by pools of Private Education Loans. We currently estimate that in three years ABS transactions will provide approximately a third of our total funding. This will diversify our funding sources and reduce our reliance on deposits to fund our growth. Our intention is to complete our first ABS transaction within the first half of 2015.
The Bank is currently limited by the FDIC to total balance sheet growth of 20 percent per year. As a result, we also intend to sell Private Education Loans as may be necessary to keep the Bank's balance sheet growth at or below the 20 percent level. Private Education Loan sales most likely will be completed through an open auction process or the sale of residuals in connection with our ABS transactions.
We expect the Bank to retain servicing of all Private Education Loans it originates, regardless of whether held, sold or securitized. Loan sales and securitization volumes will be driven by growth in our loan originations, our asset values, and capital and liquidity needs.
See the subsection under “Supervision and Regulation” titled “Regulation of Sallie Mae Bank” for additional details about Sallie Mae Bank.
Operational Infrastructure
In April 2014, we began to independently perform collection activity on our portfolio of Private Education Loans.
In October 2014, we launched our stand-alone servicing platform and began servicing our portfolio of Private Education Loans. Going forward, we will provide servicing and loan collection services for all Private Education loans we originated.
Our servicing operation includes resources dedicated to assist customers with specialized needs and escalated inquiries. We also have a group of customer service representatives dedicated to assisting military personnel with available military benefits. In addition, our Office of Consumer Advocate (“OCA”) works with customers to resolve escalated concerns, and more recently, to address customer inquiries received via the student loan complaint portal the CFPB established in 2012. In 2014, OCA received 151 inquiries from our customers through the CFPB portal. As of December 31, 2014, 100 percent of those inquiries were successfully reviewed and closed within prescribed timeframes.
We expect to complete the build-out of our operational infrastructure to independently originate Private Education Loans in the first half of 2015. This will include finalizing the development, testing and implementation of a new loan originations platform.

Upromise by Sallie Mae
The Upromise by Sallie Mae save-for-college rewards program is a consumer service committed to helping Americans save for higher education. Membership is free and each year approximately 700,000 consumers enroll to use the service. Members earn money for college by receiving cash back when shopping at participating on-line or brick-and-mortar retailers, booking travel or dining out at participating merchants or by using their Upromise MasterCard. As of December 31, 2014, more than 1,000 merchants participated by providing discounts that are returned to the consumer. Since inception, Upromise members have saved approximately $900 million for college, and more than 340,000 members actively use the Upromise credit card for everyday purchases.
Our Approach to Advising Students and Families How to Pay for College
Our annual research on How America Pays for College1 confirms students and their families cover the cost of college using multiple sources, including savings, current income, grants, scholarships, federal education loans and Private Education Loans.
According to this research, just 41 percent of families have a plan to pay for college. Sallie Mae has created online financial literacy resources, including interactive tools, calculators and content, at SallieMae.com/PlanforCollege to help families create a comprehensive financial plan to save and pay for college. Plan for College features the College Planning Calculator, an interactive tool families may use to set college savings goals, project the full cost of a college degree and estimate future student loan payments and the annual starting salary level needed to keep payments manageable. In addition, Sallie Mae launched a free mobile app, College Ahead, a tool to help high school juniors and seniors prepare for college.
To encourage responsible borrowing, Sallie Mae advises students and their families to follow this three-step process to pay for college:
Step 1: Use scholarships, grants, savings and income.
We provide free access to an extensive online database of scholarships which includes information about more than 3 million scholarships with an aggregate value in excess of $18 billion.
Through the Bank, we offer traditional savings products, like High-Yield Savings Accounts, Money Market Accounts and CDs.
In addition, our Upromise by Sallie Mae save-for-college rewards program helps families jumpstart their save-for-college plans by providing financial rewards on everyday purchases made at participating merchants.
Step 2: Pursue federal government loan options.
We encourage students to explore federal government loan options, including Perkins loans, Direct loans and PLUS loans. Students apply for federal student aid, including federal student loans, by completing the Free Application for Federal Student Aid ("FAFSA"). For additional information, we encourage consumers to contact their schools’ financial aid office or the Department of Education.
Step 3: Consider affordable Private Education Loans to fill the gap.
We offer Private Education Loan products to bridge the gap between family resources, federal loans, grants, student aid and scholarships, and the cost of a college education. To ensure applicants borrow only what they need to cover their school’s cost of attendance, we actively engage with schools and require school certification before we disburse a Private Education Loan. To help applicants understand their loan and its terms, we provide multiple, customized disclosures explaining the applicant’s starting interest rate, the interest rate during the life of the loan and their loan’s total cost under the available repayment options. Our Smart Option Student Loan features no origination fees and no prepayment penalties, provides rewards for paying on time, and offers a choice of repayment options, and either variable or fixed interest rates.

_________________________
1 Sallie Mae’s How America Pays for College 2014, conducted by Ipsos, www.salliemae.com/howamericapays.

Our Approach to Assisting Students and Families Repaying Private Education Loans
One of the hallmarks of our responsible borrowing philosophy is to encourage payments, even small ones, instead of no payment while in school. Most of our Smart Option Student Loan repayment options promote in-school repayment. By making in-school payments, customers stay informed on loans, learn to establish good repayment patterns, and graduate with less debt. When done while the student is in school, even when not required, nominal payments help minimize the accumulation of total indebtedness. We send monthly communications to customers while they are in school to highlight this fact and to encourage them to reduce the amount they will owe when they leave school.
Our experience has taught us the transition from school to full repayment requires making and carrying out a financial plan. As customers approach repayment, Sallie Mae communicates what to expect as they transition from in-school to principal and interest repayment. In addition, an informational section of SallieMae.com, Managing Your Loans, provides information to help customers organize their loans, set up a monthly budget and understand their repayment options. Examples are provided that help explain how payments are applied and allocated, and calculators help visitors estimate payments and see how accrued interest could affect a loan balance. The site also explains special benefits for servicemen and women under the Servicemembers Civil Relief Act.
Most customers tell us they want to repay their loans as quickly as they can, thus minimizing their borrowing costs. We provide incentives and programs to reward and encourage repayment, such as reduced interest charges for elections such as signing up for automatic debit payments.
Some customers transitioning from school to the work force, however, require more time before making full payments of principal and interest. As a result, Sallie Mae created a Graduated Repayment Plan to assist new graduates with additional payment flexibility. Smart Option Student Loans disbursed on or after July 1, 2013, offer customers a Graduated Repayment Plan that allows 12 interest-only payments instead of full principal and interest payments, after their six-month grace period.
After graduation, a customer may apply for their cosigner to be released from the loan. This option is available once there have been 12 consecutive, on-time principal and interest payments and the student borrower adequately meets our credit requirements. In the event of a cosigner’s death, the student borrower automatically continues as the sole individual on the loan with the same terms.
We recognize that, during periods of repayment, customers may struggle to meet their financial obligations. Our experience shows customers who request additional payment flexibility are most frequently in the early years of repayment. If a customer’s account becomes delinquent, we will work with the customer and/or the cosigner to understand their ability to make ongoing payments. If the customer is in financial hardship, we work with the customer and/or the cosigner to understand their financial circumstances and identify alternative repayment arrangements, including reduced monthly payment programs such as extended repayment schedules and temporary interest rate reductions and, if appropriate, short-term forbearance are scaled to their individual circumstances and ability to make payments. These loan modification programs, which were first implemented in 2009, have the potential to increase the overall costs of education financing to customers. Consequently, when used, we counsel our customers on the impact delaying repayment has on total borrowing costs.
We recognize that, in some cases, loan modifications and other efforts may be insufficient. That is why Sallie Mae continues to support bankruptcy reform that (i) would permit the discharge of education loans, both private and federal, after a required period of good faith attempts to repay and (ii) is prospective in application, so as not to rewrite existing contracts. Any reform should recognize education loans have unique characteristics and benefits as compared to other consumer loan classes.

Key Drivers of Private Education Loan Market Growth
The size of the Private Education Loan market is based on three primary factors: college enrollment levels, the costs of attending college and the availability of funds from the federal government to pay for a college education. The amounts that students and their families can contribute toward a college education and the availability of scholarships and institutional grants are also important. If the cost of education continues to increase at a pace exceeding the sum of family income, savings, federal subsidies, and scholarships, more students and families can be expected to borrow privately. If enrollment levels or college costs decline or the availability of federal education loans, grants or subsidies and scholarships significantly increases, Private Education Loan originations could decrease. Our competitors1 in the Private Education Loan market include large banks such as Wells Fargo Bank NA, Discover Bank, RBS Citizens, and PNC Bank NA, as well as a number of smaller specialty finance companies.
Our primary lending focus is on public and private not-for-profit four-year degree granting institutions. We do limited business with two-year and for-profit schools. Due to the low cost of two-year programs, federal grant and loan programs are typically sufficient for the financing needs of these students. The for-profit industry has been the subject of increased scrutiny and regulation over the last several years. Since 2007, we have significantly reduced the number of for-profit institutions we do business with. The institutions we continue to do business with are focused on career training and are subject to regular performance review. We expect students attending for-profit schools to be able to support the same repayment performance as students attending public and private not-for-profit four-year degree granting institutions.

•
Undergraduate and graduate enrollments at public and private not-for-profit four-year institutions increased by approximately 11 percent from Academic Years (“AYs”) 2003-2004 to 2007-2008. Post-secondary enrollment increased considerably during the recession of 2007-2009, especially in areas most affected by high unemployment. Enrollment has been stable post-recession. According to ED’s projections released in February 2014, the high school graduate population is projected to remain relatively flat from 2013 to 2022.[2] Based on these projections and recent trends, we expect modest enrollment growth in the next several years.

________

[1]	Source: MeasureOne CBA Report, December 2014. www.measureone.com.

[2]
Source: U.S. Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2022 (NCES, February 2014), Enrollment in Postsecondary Institutions (NCES, December 2013) and Enrollment in Postsecondary Institutions (NCES, October 2014).

•
Average published tuition and fees (exclusive of room and board) at four-year public and private not-for-profit institutions increased at compound annual growth rates of 6.0 percent and 4.5 percent, respectively, between AYs 2004-2005 through 2014-2015. Growth rates have been more modest the last two academic years, with these average published tuition and fees at public and private four-year not-for-profit institutions increasing 2.8 percent and 3.9 percent, respectively, between AYs 2012-2013 and 2013-2014 and 2.9 percent and 3.7 percent, respectively, between AYs 2013-2014 and 2014-2015.[3] Tuition and fees are likely to continue to grow at the more modest rates of recent years.

_______
3 Source: The College Board-Trends in College Pricing 2014. © 2014 The College Board. www.collegeboard.org.

•
Borrowing from federal education loan programs increased at a compound annual growth rate of 10 percent between AY 2003-2004 and 2011-2012. Federal borrowing increased considerably during the recession with borrowing increasing 26 percent between AYs 2007-2008 and 2008-2009 alone. A major driver of this activity was that in AY 2007-2008, the Higher Education Reconciliation Act of 2005 increased annual Stafford loan limits for the first time since 1992 and introduced the Graduate PLUS loan. In response to the financial crisis in AY 2008-2009, The Ensuring Continued Access to Student Loans Act of 2008 increased the unsubsidized Stafford loan limits for undergraduate students again by $2,000. Federal education loan program borrowing continued to increase through AY 2011-2012 but declined by 4 percent in AY 2012-2013 and by another 7 percent in AY 2013-2014. We believe these declines are principally driven by enrollment declines in the for-profit schools sector.[4] Between AYs 2003-2004 and 2013-2014, federal grants increased 186 percent to $48.9 billion. As household balance sheets continue to improve, families will be better able to meet expected increases in tuition costs.[5]

_________________________
4 Source: The College Board-Trends in Student Aid 2014. © 2014 The College Board. www.collegeboard.org. The College Board states that full-time equivalent enrollment (FTE) in the for-profit sector has dropped 23 percent from AY 2010-2011 to AY 2013-2014.

•
This increase in federal subsidies had a significant impact on the market for Private Education Loans. Annual originations peaked at $21.1 billion in AY 2007-2008 and declined to $6.0 billion in AY 2010-2011. Contributing to the decline in the market for Private Education Loans was a significant tightening of underwriting standards by Private Education Loan providers, including Sallie Mae. Private Education Loan originations increased to an estimated $8.4 billion in AY 2013-2014, up 6.0 percent over the previous year. [6,7]

5 Source: The College Board-How Students and Parents Pay for College. © 2013 The College Board. www.collegeboard.org. From AY 2008-09 through AY 2012-2013 at four-year public institutions the per student rate of increase in family contributions has exceeded the per student rate of total family borrowings. We expect this trend may continue.

6 Source: The College Board-Trends in Student Aid 2014. © 2014 The College Board. www.collegeboard.org. Funding sources in current dollars and includes Federal Grants, Federal Loans, Education Tax Benefits, Work Study, State, Institutional and Private Grants and Non-Federal Loans.

[7]	Source: FinAid, History of Student Financial Aid and Historical Loan Limits. © 2014 by FinAid. www.FinAid.org.

•
Using data from the College Board, Measure One[8] and the federal government, we estimate that total spending on higher education was $397 billion in the AY 2013-2014, up from $310 billion in the AY 2008-2009. Private Education Loans represent just 2 percent of total spending on higher education. Modest growth in total spending can lead to meaningful increases in Private Education Loans in the absence of growth in other sources of funding.[9]

[8] Source: MearureOne CBA Report, December 2014. MeasureOne is a third party aggregator of Private Education Loan data. The six largest Private Education Loan providers submit originations data each month to MeasureOne. MeasureOne aggregates this data and provides blind monthly reporting back to the providers. www.measureone.com

[9] Source: Total post-secondary education spend is estimated by Sallie Mae determining the full-time equivalents for both graduates and undergraduates and multiplying by the estimated total per person cost of attendance for each school type. In doing so, we utilize information from the US Department of Education, National Center for Education Statistics, Projections of Education Statistics to 2022 (NCES 2014-, February 2014), The Integrated Postsecondary Education Data System, College Board -Trends in Student Aid 2014. © 2014 The College Board. www.collegeboard.org, College Board -Trends in Student Pricing 2014. © 2014 The College Board. www.collegeboard.org, MeasureOne Private Student Loan quarterly dataset, National Student Clearinghouse - Term Enrollment Estimates and Company Analysis. Other sources for these data points also exist publicly and may vary from our computed estimates. College Board restates their data annually, which may cause previously reported results to vary.

Supervision and Regulation

Overview
We are subject to extensive regulation, examination and supervision by various federal, state and local authorities. The more significant aspects of the laws and regulations that apply to us and our subsidiaries are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended, and as interpreted and applied, by federal, state and local agencies. Such statutes, regulations and policies are continually under review and are subject to change at any time, particularly in the current economic and regulatory environment.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions to govern the practices and oversight of financial institutions and other participants in the financial markets. It mandates significant regulations, additional requirements and oversight on almost every aspect of the U.S. financial services industry, including increased capital and liquidity requirements, limits on leverage and enhanced supervisory authority. It requires the issuance of many implementing regulations which will take effect over several years, making it difficult to anticipate the overall impact to us, our affiliates, including the Bank, as well as our customers and the financial industry more generally.

Consumer Protection Laws and Regulations
Our origination, servicing and first-party collection activities related to our Private Education Loans subject us to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant laws and regulations that are applicable to our business include:

•	various laws governing unfair, deceptive or abusive acts or practices;

•	the federal Truth-In-Lending Act and Regulation Z issued by the CFPB, which governs disclosures of credit terms to consumer borrowers;

•	the Fair Credit Reporting Act and Regulation V issued by the CFPB, which governs the use and provision of information to consumer reporting agencies;

•	the Equal Credit Opportunity Act (“ECOA”) and Regulation B issued by the CFPB, which prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
the Servicemembers Civil Relief Act (“SCRA”), which applies to all debts incurred prior to commencement of active military service (including education loans) and limits the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that are related to the obligation or liability;

•	the Fair Debt Collection Act, which governs the manner in which consumer debts may be collected by collection agencies;

•	the Truth in Savings Act and Regulation DD issued by the CFPB, which requires disclosure of deposit terms to consumers;

•	Regulation CC issued by the Federal Reserve Bank (“FRB”), which relates to the availability of deposit funds to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act and Regulation E issued by the CFPB, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights

•	the Telephone Consumer Protection Act, which governs communication methods that may be used to contact customers; and

•	the Gramm-Leach-Bliley Act, which governs the ability of financial institutions to disclose nonpublic information about consumers to non-affiliated third parties.

Consumer Financial Protection Bureau
The Consumer Financial Protection Act, a part of the Dodd-Frank Act, established the CFPB, which has broad authority to write regulations under federal consumer financial protection laws and to directly or indirectly enforce those laws, including regulatory oversight of the Private Education Loan industry, and to examine financial institutions for compliance. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. It has authority to prevent unfair, deceptive or abusive acts and practices by issuing regulations that define the same or by using its enforcement authority without first issuing regulations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, most notably bringing enforcement actions, imposing fines and mandating large refunds to customers of several large banking institutions. As of January 1, 2015, the CFPB has become the Bank’s primary consumer compliance supervisor with compliance examination authority and primary consumer protection enforcement authority. The UDFI and FDIC remain the prudential regulatory authorities with respect to the Bank’s financial strength.
The Dodd-Frank Act created the Private Education Loan Ombudsman within the CFPB to receive and attempt to informally resolve inquiries about Private Education Loans. The Private Education Loan Ombudsman reports to Congress annually on the trends and issues identified through this process. The CFPB continues to take an active interest in the student loan industry, undertaking a number of initiatives related to the Private Education Loan market and student loan servicing. On October 16, 2014, the Private Education Loan Ombudsman within the CFPB submitted its third report based on Private Education Loan inquiries received by the CFPB from October 1, 2013 through September 30, 2014.

Regulation of Sallie Mae Bank
The Bank was chartered in 2005 and is a Utah industrial bank regulated by the FDIC, the UDFI and the CFPB. We are currently not a bank holding company and therefore are not subject to the federal regulations applicable to bank holding companies. However, we and our non-bank subsidiaries are subject to regulation and oversight as institution-affiliated parties. The following discussion sets forth some of the elements of the bank regulatory framework applicable to us, the Bank and our other non-bank subsidiaries.
General
The Bank is currently subject to prudential regulation and examination by the FDIC and the UDFI, and consumer compliance regulation and examination by the CFPB. Numerous other federal and state laws as well as regulations promulgated by the FDIC and the state banking regulator govern almost all aspects of the operations of the Bank and, to some degree, our operations and those of our non-bank subsidiaries as institution-affiliated parties.

Actions by Federal and State Regulators
Like all depository institutions, the Bank is regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the UDFI and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions on the Bank’s part if they determine it has insufficient capital or other resources, or is otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, the Bank’s regulators can require it to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which the Bank would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
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
On May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA.  Under the FDIC Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the Department of Justice Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank. At the time of this filing, the Bank is continuing to implement both the FDIC Order and the Department of Justice Order.
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
In May 2014, the Bank, in its capacity as a former affiliate of Navient, received a Civil Investigative Demand from the CFPB as part of the CFPB’s separate investigation relating to fees and policies of pre-Spin-Off SLM during the period prior to the Spin-Off of Navient. We have been cooperating fully with the CFPB but are not in a position at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand, Navient is responsible for all costs, expenses, losses or remediation that may arise from this investigation.
Standards for Safety and Soundness
The Federal Deposit Insurance Act (the “FDIA”) requires the federal bank regulatory agencies such as the FDIC to prescribe, by regulation or guidance, operational and managerial standards for all insured depository institutions, such as the Bank, relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, and asset quality. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking regulators have adopted regulations and interagency guidance prescribing standards for safety and soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines a bank fails to meet any prescribed standards, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.
Dividends
The Federal Deposit Insurance Corporation Improvement Act and Utah’s industrial bank laws generally prohibit a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the institution would thereafter be undercapitalized. In addition, federal banking regulations applicable to the Bank require minimum levels of capital that may limit the amounts available for payment of dividends. In addition, many regulators have a policy, but not a requirement, that a dividend payment should not exceed net income to date in the current year. Finally, the ability of the Bank to pay dividends, and the contents of its respective dividend policy, could be impacted by a range of regulatory changes made pursuant to the Dodd-Frank Act, many of which will require final implementing rules to become effective. The Bank paid no dividends for the year ended December 31, 2014. Total dividends paid by the Bank were $120 million and $420 million in the years ended December 31, 2013 and 2012, respectively.
Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, results of operations and financial position. Under the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

We must comply with the FDIC’s final rule implementing the Basel III capital framework related to regulatory capital measurement and reporting. The rule strengthens both the quantity and quality of risk-based capital for all banks, placing greater emphasis on Tier 1 common equity capital. Under the new rule, well-capitalized institutions will be required to maintain a minimum Tier 1 Leverage ratio of 5 percent, a minimum Tier 1 common equity risk-based capital ratio of 6.5 percent, a minimum Tier 1 risk-based capital of 8 percent and minimum total risk-based capital of 10 percent. In addition, a capital conservation buffer will be phased in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625 percent of risk weighted assets for 2016, 1.25 percent for 2017, 1.875 percent for 2018 and 2.5 percent for 2019 and beyond, resulting in the following minimum ratios beginning in 2019: a Tier 1 common equity risk-based capital ratio of a minimum 7.0 percent, a Tier 1 capital ratio of a minimum 8.5 percent and a total risk-based capital ratio of a minimum 10.5 percent.
Stress Testing Requirements
The Dodd-Frank Act imposes stress testing requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion. As of September 30, 2014, the Bank has met this asset threshold. Under the FDIC’s implementing regulations, the Bank is required to conduct annual company-run stress tests utilizing scenarios provided by the FDIC and publish a summary of those results. The Bank must conduct its first annual stress test under the rules in the January 1, 2016 stress testing cycle and submit the results of that stress test to the FDIC by July 31, 2016.
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
With respect to brokered deposits, an insured depository institution must be well-capitalized in order to accept, renew or roll over such deposits without FDIC clearance. An adequately capitalized insured depository institution must obtain a waiver from the FDIC to accept, renew or roll over brokered deposits. Undercapitalized insured depository institutions generally may not accept, renew or roll over brokered deposits. For more information on the Bank’s deposits, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Financial Measures — Funding Sources”.
Regulatory Examinations
The Bank currently undergoes regular on-site examinations by the Bank’s regulators, which examine for adherence to a range of legal and regulatory compliance responsibilities. A regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

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
Privacy Laws
The federal banking regulators, as required by the Gramm-Leach-Bliley Act, have adopted regulations that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Financial institutions are required to disclose to consumers their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing. The privacy regulations also restrict information sharing among affiliates for marketing purposes and govern the use and provision of information to consumer reporting agencies. Federal and state banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information, and Sallie Mae Bank is subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.

Other Sources of Regulation
Many aspects of our businesses are subject to regulation by federal and state regulation and administrative oversight. Some of the most significant of these are described below.
Oversight of Derivatives
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of December 31, 2014, $4.0 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding. We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rate and foreign exchange rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
Credit Risk Retention
In October 2014, the Department of the Treasury, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), the FDIC, the Securities Exchange Commission (“SEC”), the Federal Housing Finance Agency and the Department of Housing and Urban Development issued final rules to implement the credit risk retention requirements of Section 941 of the Dodd-Frank Act for asset-backed securitizations (“ABS”), including those backed by residential and commercial mortgages and automobile, commercial, credit card, and student loans, except for certain transactions with limited connections to the United States and U.S. investors. The regulations generally require securitizers of asset-backed securities, such as Sallie Mae, to retain at least five percent of the credit risk of the assets being securitized. The final rules provide reduced risk retention requirements for securitization transactions collateralized solely (excluding servicing assets) by FFELP loans. The regulations will take effect in December 2015 for securitization transactions backed by residential mortgages and in December 2016 for any other securitization transaction.

Anti-Money Laundering, the USA PATRIOT Act, and U.S. Economic Sanctions
The USA PATRIOT Act of 2001 (the “USA Patriot Act”), which amended the Bank Secrecy Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued and, in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate internal policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. In addition, U.S. law generally prohibits or substantially restricts U.S. persons from doing business with countries designated by the U.S. Department of State as state sponsors of terrorism, which currently are Cuba, Iran, Sudan and Syria. Under U.S. law, there are similar prohibitions or restrictions with countries subject to other U.S. economic sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control or other agencies. We maintain policies and procedures designed to ensure compliance with relevant U.S. laws and regulations applicable to U.S. persons.
Volcker Rule
In December 2013, the U.S. banking agencies, SEC and U.S. Commodity Futures Trading Commission (“CFTC”) issued final rules to implement the “Volcker Rule” provisions of Dodd-Frank. The rules prohibit insured depository institutions and their affiliates (collectively, “banking entities”) from engaging in proprietary trading and from investing in, sponsoring, or having certain financial relationships with certain private funds.  These prohibitions are subject to a number of important exclusions and exemptions that, for example, permit banking entities to trade for risk mitigating hedging and liquidity management, subject to certain conditions and restrictions. A conformance period is currently scheduled to end on July 21, 2015, subject to extension at the discretion of the Federal Reserve Board. We do not currently expect the Volcker Rule to have a meaningful effect on our operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule. We may incur costs in connection with implementing the compliance program required by the Volcker Rule, but any such costs are not expected to be material.

Employees
At December 31, 2014, we had approximately 1,000 employees, none of whom are covered by collective bargaining agreements.

Item 1A. Risk Factors
Economic Environment
Economic conditions could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Our business is significantly influenced by economic conditions. Economic growth in the United States remains slow and uneven. High unemployment rates and the failure of our in-school borrowers to graduate are two of the most significant macroeconomic factors that could increase loan delinquencies, defaults and forbearance, or otherwise negatively affect performance of our existing education loan portfolios. Since 2009, the unemployment rate of 20-24 year old college graduates has been higher than historical norms. It reached a high of 13.3 percent in 2011 and declined to 6.6 percent in December 2014. Likewise, high unemployment and decreased savings rates may impede Private Education Loan originations growth as loan applicants and their co-borrowers that experience trouble repaying credit obligations may not meet our credit standards. Current borrowers may experience more trouble in repaying credit obligations, which could increase loan delinquencies, defaults and forbearance. Forbearance programs may have the further effect of delaying default emergence, and alternative payment plans may reduce the utilization of basic forbearance. In addition, some consumers may find that higher education is an unnecessary investment during turbulent economic times and defer enrollment in educational institutions until the economy improves or turn to less costly forms of secondary education, thus decreasing education loan application and funding volumes. Higher credit-related losses and weaker credit quality negatively affect our business, financial condition and results of operations and limit funding options, which could also adversely impact our liquidity position.
Competition
We operate in a competitive environment. Our product offerings are primarily concentrated in loan and savings products for higher education.
We compete in the Private Education Loan market with banks and other consumer lending institutions, many with strong consumer brand name recognition and greater financial resources. We compete based on our products, origination capability and customer service. To the extent our competitors compete aggressively or more effectively, we could lose market share to them or subject our existing loans to refinancing risk. Our product offerings may not prove to be profitable and may result in higher than expected losses.
In addition to competition with banks and other consumer lending institutions, the federal government, through the Direct Student Loan Program (“DSLP”), poses significant competition to our Private Education Loan products. The availability and terms of loans the government originates or guarantees affects the demand for Private Education Loans because students and their families often rely on Private Education Loans to bridge a gap between available funds, including family savings, scholarships, grants and federal and state loans, and the costs of post-secondary education. The federal government currently places both annual and aggregate limitations on the amount of federal loans any student can receive and determines the criteria for student eligibility. These guidelines are generally adjusted in connection with funding authorizations from the U.S. Congress for programs under the Higher Education Act of 1965. Recent federal legislation expanded federal grant and loan assistance, which could weaken the demand for Private Education Loans. The reinstatement of FFELP, or similar federal or state programs which make additional government loan funds available, could decrease the demand for Private Education Loans.
We are a leading provider of saving- and paying-for-college products and programs. This concentration gives us a competitive advantage in the marketplace. This concentration also creates risks in our business, particularly in light of our concentrations as a Private Education Loan lender. If population demographics result in a decrease in college-age individuals, if demand for higher education decreases, if the cost of attendance of higher education decreases, if public resistance to higher education costs increases, or if the demand for higher education loans decreases, our ability to grow Private Education Loan originations could be negatively affected. This concentration in our business also subjects us to risks associated with changes in repayment and prepayment rates on Private Education Loans. Most of our Smart Option Education Loan products promote accelerated repayment. Increases in employment levels, wages, family income or alternative sources financing may also contribute to higher prepayment rates.
Access to alternative means of financing the costs of education may reduce demand for Private Education Loans.
The demand for Private Education Loans could weaken if families and student borrowers use other vehicles to bridge the gap between available funds and costs of post-secondary education. These vehicles include, among others:

•	Home equity loans or other borrowings available to families to finance their education costs;

•	Pre-paid tuition plans, which allow students to pay tuition at today’s rates to cover tuition costs in the future;

•	Section 529 plans, which include both prepaid tuition plans and college savings plans that allow a family to save funds on a tax-advantaged basis;

•	Education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings;

•	Government education loan programs such as the DSLP; and

•	Direct loans from colleges and universities.

If demand for Private Education Loans weakens, we would experience reduced demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.
We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.
Our future success depends significantly on the continued services and performance of our management team. We believe our management team’s depth and breadth of experience in our industry is integral to executing our business plan. We also will need to continue to attract, motivate and retain other key personnel. The loss of the services of members of our management team or other key personnel to our competitors or the inability to attract additional qualified personnel as needed could have a material adverse effect on our business, financial position, results of operations and cash flows.
Regulatory
Failure to comply with consumer protection laws could subject us to civil and criminal penalties or litigation, including class actions, and have a material adverse effect on our business.
We are subject to a broad range of federal and state consumer protection laws applicable to our Private Education Loan lending and retail banking activities, including laws governing fair lending, unfair, deceptive and abusive acts and practices, service member protections, interest rates and loan fees, disclosures of loan terms, marketing, servicing and collections.
Violations or changes in federal or state consumer protection laws or related regulations, or in the prevailing interpretations thereof, may expose us to litigation, result in greater compliance costs, constrain the marketing of Private Education Loans, adversely affect the collection of balances due on the loan assets held by us or by securitization trusts or otherwise adversely affect our business. We could incur substantial additional expense complying with these requirements and may be required to create new processes and information systems. Moreover, changes in federal or state consumer protection laws and related regulations, or in the prevailing interpretations thereof, could invalidate or call into question the legality of certain of our services and business practices.
For example, the Bank is currently subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty issued by the FDIC and a Consent Order entered into with the Department of Justice.  Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA.
Violations of the laws or regulations governing our operations could result in the imposition of civil or criminal penalties or our exclusion from participating in education loan programs. These penalties or exclusions, were they to occur, would impair our business reputation and ability to operate our business. In some cases, such violations may render the loan assets unenforceable.
We operate in a highly regulated environment and the laws and regulations that govern our operations, or changes in them, or our failure to comply with them, may adversely affect us.
In addition to consumer protection laws, we are also subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect clients, depositors, the DIF, and the overall financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions the Bank can pay to us, restrict the ability of institutions to guarantee our debt, limit proprietary trading and investments in certain private funds, impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, as well as increased intensity in supervision, often impose additional compliance costs. We, like the rest of the banking sector, are facing increased regulation and supervision of our industry by the federal bank regulatory agencies and expect that there will be additional and changing requirements and conditions imposed on us. Effective January 1, 2015, the CFPB became the Bank’s primary consumer compliance supervisor, with consumer compliance examination authority and primary consumer compliance enforcement authority. CFPB jurisdiction could result in additional regulation and supervision, which could increase our costs and limit our ability to pursue business opportunities. Consent orders, decrees or settlements entered into with governmental agencies may also increase our compliance costs or restrict certain of our activities. Further, our failure to comply with these laws and regulations, even if the failure is inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Finally, we operate in an environment of heightened political and regulatory scrutiny of student loan lending, servicing and originations, which could lead to further laws and regulations limiting our business.
Regulatory agencies have increased their expectations with respect to how regulated institutions oversee their relationships with service providers.
The CFPB and the FDIC have issued guidance to supervised banks with respect to increased responsibilities to vet and supervise the activities of service providers to ensure compliance with federal consumer protection laws. The FDIC Consent Order of May 13, 2014, among other things, imposes strict requirements on the Bank with respect to oversight of third-party agreements and services. The issuance of regulatory guidance, the FDIC Consent Order, and the enforcement of the enhanced vendor management standards via examination and investigation of us or any third party with whom we do business, may increase our costs, require increased management attention and adversely impact our operations. In the event we should fail to meet the heightened standards for management of service providers, we could in the future be subject to further supervisory orders to cease and desist, civil monetary penalties or other actions due to claimed noncompliance, which could have an adverse effect on our business, financial condition and operating results.
Capital and Liquidity
For at least the next several years, our ability to grow our business to its fullest potential will be heavily reliant on our ability to obtain deposits and sell some of the loans we originate.
If we are unable to obtain funding or generate sufficient proceeds from loan sales to fund new Private Education Loan originations, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We fund Private Education Loan originations through term and liquid brokered and retail deposits raised by the Bank. Assets funded in this manner result in refinancing risk because the average term of the deposits is shorter than the expected term of the Private Education Loan assets we create. Also, our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions, including the possible imposition of prior approval requirements or restrictions on deposit growth through brokered deposits. As a supervisory matter, reliance on brokered deposits as a significant source of funding is discouraged. As a result, in order to grow our deposit base, we will need to expand our non-brokered channels for deposit generation, including through new marketing and advertising efforts, which may require significant time, capital, and effort to implement. Further, the significant competition for deposits from other banking organizations that are also seeking stable deposits to support their funding needs may affect deposit renewal rates, costs or availability. If we are unable to develop new channels for deposit generation on favorable terms, it could have a material adverse effect on our business, results in operations, and financial position. In addition, our ability to maintain existing or obtain additional deposits may be affected by factors, including those beyond our control, such as perceptions about our financial strength, quality of deposit servicing or online banking generally, with could reduce the number of consumers choosing to make deposits with us.
Until such time as our asset base becomes significantly larger, we cannot increase the rate of growth on Private Education Loan originations and remain within FDIC-stipulated annual growth rates on the Bank unless we can sell significant amounts of our loan production in secondary capital markets transactions. There is no assurance that third party sales of our Private Education Loans will be achievable at sufficient levels to make the origination of new Private Education Loans possible or profitable.
A number of factors, some of which are beyond our control, may adversely affect our loan portfolio funding and disposition activities and thereby adversely affect our business, financial position, results of operations and cash flows.
Our success may depend on our ability to sell significant numbers of our Private Education Loans, structure securitizations containing those loans or execute other secured funding transactions. Several factors may have a material adverse effect on both our ability and the time it takes us to structure and execute these transactions, including the following:

•	Persistent and prolonged disruption or volatility in the capital markets or in the education loan ABS sector specifically;

•	Our inability to generate sufficient Private Education Loan volume;

•
Degradation of the credit quality or performance of the Private Education Loans we sell to third-parties or to securitization trusts, or adverse rating agency assumptions, ratings or conclusions with respect to those trusts;

•	Material breach of our obligations to purchasers of our Private Education Loans, including securitization trusts;

•	The timing and size of education loan asset-backed securitizations that other parties issue, or the adverse performance of, or other problems with, such securitizations;

•
Challenges to the enforceability of Private Education Loans based on violations of, or subsequent changes to, federal or state consumer protection or licensing laws and related regulations, or imposition of penalties or liabilities on assignees of Private Education Loans for violation of such laws and regulations; or

•	Our inability to structure and gain market acceptance for new products or services to meet new demands of ABS investors, rating agencies, or credit facility providers.
In structuring and facilitating securitizations of Private Education Loans, administering securitization trusts or providing portfolio management, we may incur liabilities to transaction parties.
Under applicable state and federal securities laws, if investors incur losses as a result of purchasing ABS that our securitization trusts issue, we could be deemed responsible and could be liable to investors for damages. We could also be liable to investors or other parties for certain updated information that we may provide subsequent to the original ABS issuances by the trusts. If we fail to cause the securitization trusts or other transaction parties to disclose adequately all material information regarding an investment in any securities, if we or the trusts make statements that are misleading in any material respect in information delivered to investors in any securities or if we breach any other duties as the administrator or servicer of the securitization trusts, it is possible we could be sued and ultimately held liable by an investor or other transaction party. This risk includes failure to properly administer or oversee servicing or collections and may increase if the performance of the securitization trusts’ loan portfolios degrades. In addition, under various agreements, we may be contractually bound to indemnify transaction parties if an investor is successful in seeking to recover any loss from those parties and the securitization trusts are found to have made a materially misleading statement or to have omitted material information.
If we are liable to an investor or other transaction party for a loss incurred in any securitization we facilitate or structured and any insurance that we may have does not cover this liability or proves to be insufficient, our business, financial position, results of operations and cash flows could be materially adversely affected.
The interest rate characteristics of our earning assets do not always match the interest rate characteristics of our funding arrangements, which may increase the price of, or decrease our ability to obtain, necessary liquidity.
Net interest income is the primary source of cash flow generated by our portfolios of Private Education Loans and FFELP Loans. Interest earned on Private Education Loans and FFELP Loans is primarily indexed to one-month LIBOR rates, but our cost of funds is primarily related to deposit rates. Certain of our Private Education Loans bear fixed interest rates. These loans are not specifically match funded with fixed-rate deposits. Likewise, the average term of our deposits is shorter than the expected term of our Private Education Loans.
The different interest rate and maturity characteristics of our loan portfolio and the liabilities funding that portfolio result in interest rate risk, basis risk and re-pricing risk. In certain interest rate environments, this mismatch may compress our net interest margin. It is not possible to hedge all of our exposure to such risks. While the assets, liabilities and related hedging derivative contract repricing indices are typically highly correlated, there can be no assurance that the historically high correlation will not be disrupted by capital market dislocations or other factors not within our control. In these circumstances, our earnings could be materially adversely affected.

Adverse market conditions or an inability to effectively manage our liquidity risk could negatively impact our ability to meet our liquidity and funding needs, which could materially and adversely impact our business operations and our overall financial condition.
We must effectively manage the liquidity risk to which we are exposed. We require liquidity to meet cash requirements such as day-to-day operating expenses, extensions of credit on our Private Education Loans, meet demand for deposit withdrawals and payment of required dividends on our preferred stock. Our primary sources of liquidity and funding are from customer deposits, payments made on Private Education Loans and FFELP Loans that we hold, and proceeds from loan sales and securitization transactions we undertake. We may maintain too much liquidity, which can be costly, or we may be too illiquid, which could result in financial distress during times of financial stress or capital market disruptions.
Unexpected and sharp changes in the overall economic environment may negatively impact the performance of our loan and credit portfolios and cause increases in our provision for loan losses and charge-offs.
Unexpected changes in the overall economic environment, including unemployment, may result in the credit performance of our loan portfolio being materially different from what we expect. Our earnings are dependent on the expected future creditworthiness of our education loan customers, especially with respect to our Private Education Loan portfolio. We maintain an allowance for Private Education Loan losses based on expected future charge-offs expected over primarily the next year, which considers many factors, including levels of past due loans and forbearances and expected economic conditions. However, management’s determination of the appropriate allowance level may under- or over-estimate future losses. If the credit quality of our customer base materially decreases, if a market risk changes significantly, or if our reserves for credit losses are not adequate, our business, financial position, results of operations and cash flows could be adversely affected.
Our use of derivatives to manage interest rate sensitivity exposes us to credit and market risk that could have a material adverse effect on our earnings.
We maintain an overall interest rate strategy that uses derivatives to minimize the economic effect of interest rate changes. Developing an effective hedging strategy for dealing with movements in interest rates is complex, and no strategy can completely avoid the risks associated with these fluctuations. For example, our education loan portfolio remains subject to prepayment risk that could cause it to be under- or over-hedged, which could result in material losses. In addition, our interest rate risk management activities expose us to mark-to-market losses if interest rates move in a materially different way than was expected when we entered into the related derivative contracts. As a result, there can be no assurance hedging activities using derivatives will effectively manage our interest rate sensitivity, have the desired beneficial impact on our results of operations or financial condition or not adversely impact our liquidity and earnings.
Our use of derivatives also exposes us to market risk and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Some of the swaps we use to economically hedge interest rate risk between our assets and liabilities do not qualify for hedge accounting treatment. Therefore, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our statement of income. A decline in the fair value of these derivatives could have a material adverse effect on our reported earnings.
We are also subject to the creditworthiness of other third parties, including counterparties to derivative transactions. For example, we have exposure to the financial conditions of various lending, investment and derivative counterparties. If a counterparty fails to perform its obligations, we could, depending on the type of counterparty arrangement, experience a loss of liquidity or an economic loss. In addition, we might not be able to cost effectively replace the derivative position depending on the type of derivative and the current economic environment, and thus be exposed to a greater level of interest rate which could lead to additional losses. Our counterparty exposure is more fully discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Counterparty Exposure.” If our counterparties are unable to perform their obligations, our business, financial condition and results of operations could suffer.

Defaults on education loans, particularly Private Education Loans, could adversely affect our business, financial position, results of operations and cash flows.
We bear the full credit exposure on Private Education Loans. Delinquencies are an important indicator of the potential future credit performance for Private Education Loans. Our delinquencies, as a percentage of Private Education Loans in repayment, were 2.0 percent at December 31, 2014.
In connection with the Spin-Off, we conformed our policy with that of the Bank to charge off loans after 120 days of delinquency. We also changed our loss confirmation period — the expected time between a loss event and management's estimates of the uncollectability of debt — from two years to one year to reflect both the shorter charge-off policy and its related servicing practices. Prior to the Spin-Off, the Bank sold all loans past 90 days delinquent to an entity that is now a subsidiary of Navient. Post-Spin-Off, sales of delinquent loans to Navient will be significantly curtailed. Similarly, pre-Spin-Off SLM’s Private Education Loan default aversion strategies were focused on the final stages of delinquency, from 150 days to

212 days. As a result of changing our corporate charge-off policy to charging off at 120 days delinquent and greatly reducing the number of potentially delinquent loans we sell to Navient, our default aversion strategies must now focus more on loans 30 to 120 days delinquent. We have little experience in executing our default aversion strategies on such compressed collection timeframes.  If we are unable to maintain or improve on our existing default aversion levels during these shortened collection timeframes default rates on our Private Education Loans could increase.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.
The evaluation of our allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2014, our allowance for Private Education Loan losses was approximately $79 million. During the year ended December 31, 2014, we recognized provisions for Private Education Loan losses of $84 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors outside of our control, such as downturns in the economy, regulatory or operational changes and other unforeseen future trends. Losses on Private Education Loans are also determined by risk characteristics such as school type, loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. General economic and employment conditions, including employment rates for recent college graduates during the recent recession, led to higher rates of education loan defaults. If actual loan performance is worse than currently estimated, it could materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income and, as a result, adversely affect our financial condition and results of operations.
The Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our business, results of operations and financial position.
Under the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of our assets, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.
Beginning January 1, 2015, the Bank must comply with the FDIC’s final rule implementing the Basel III capital framework related to regulatory capital measurement and reporting. The rule strengthens both the quantity and quality of risk-based capital for all banks, placing greater emphasis on Tier 1 common equity capital. Under the new rule, well-capitalized institutions will be required to maintain a minimum Tier 1 Leverage ratio of 5 percent, a minimum Tier 1 common equity risk-based capital ratio of 6.5 percent, a minimum Tier 1 risk-based capital of 8 percent and minimum total risk-based capital of 10 percent. In addition, a capital conservation buffer will be phased in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625 percent of risk weighted assets for 2016, 1.25 percent for 2017, 1.875 percent for 2018 and 2.5 percent for 2019 and beyond, resulting in the following minimum ratios beginning in 2019: a Tier 1 common equity risk-based capital ratio of a minimum 7.0 percent, a Tier 1 capital ratio of a minimum 8.5 percent and a total risk-based capital ratio of a minimum 10.5 percent. As of December 31, 2014, the Bank had a Tier 1 leverage ratio of 11.5 percent, a Tier 1 risk-based capital ratio of 15.0 percent and total risk-based capital ratio of 15.9 percent.  If the FDIC’s final rule were effective on December 31, 2014, the ratios would be Tier 1 leverage ratio of 11.5 percent, Tier 1 risk-based capital ratio of 14.6 percent and total risk-based capital ratio of 15.5 percent.
Institutions that do not maintain the capital conservation buffer could face restrictions on dividend payments, share repurchases and the payment of discretionary bonuses. If the Bank fails to satisfy regulatory capital or leverage capital requirements, it may be subject to serious regulatory sanctions which could also have an impact on us. If any of these sanctions were to occur, they could prevent us from successfully executing our business plan and may have a material adverse effect on our business, results of operations and financial position.
Unfavorable results from ongoing stress tests conducted by us may adversely affect our capital position.
The Dodd-Frank Act imposes stress test requirements on banking organizations with total consolidated assets, averaged over the four most recent consecutive quarters, of more than $10 billion. As of December 31, 2014, the Bank has met this asset threshold. Under the FDIC’s implementing regulations, the Bank is required to conduct annual stress tests utilizing scenarios provided by the FDIC and publish a summary of those results. The Bank must conduct its first annual stress test under the rules in the January 1, 2016 stress testing cycle and submit the results of that stress test to the FDIC by July 31, 2016. Published summary results will be required to include certain measures that evaluate the Bank’s ability to absorb losses in severely adverse economic and financial conditions. Our regulators may require the Bank to raise additional capital or take other actions, or may impose restrictions on our business, based on the results of the stress tests. We may not be able to raise additional capital if required to do so, or may not be able to do so on terms which are advantageous to us or our current shareholders. Any such capital raises, if required, may also be dilutive to our existing stockholders.
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
Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal and regulatory standards and our product specifications, which change to reflect our business needs and new or revised regulatory requirements. As processing demands change and our Private Education Loan portfolio grows in both volume and differing terms and conditions, developing and maintaining our operating systems and infrastructure becomes increasingly challenging. There is no assurance we can adequately or efficiently develop, maintain or acquire access to such systems and infrastructure.
Our loan originations and conversions of the servicing, financial, accounting, data processing or other operating systems and facilities that support them may fail to operate properly or become disabled as a result of events beyond our control, adversely affecting our ability to process these transactions. Any such failure could adversely affect our ability to service our clients, result in financial loss or liability to our clients, disrupt our business, result in regulatory action or cause reputational damage. Despite the plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses. This may include a disruption involving electrical, communications, Internet, transportation or other services used by us or third parties with which we conduct business. Notwithstanding our efforts to maintain business continuity, a disruptive event impacting our processing locations could adversely affect our business, financial condition and results of operations.
Our business processes are becoming increasingly dependent upon technological advancement, and we could lose market share if we are not able to keep pace with rapid changes in technology.
Our future success depends, in part, on our ability to process loan applications and payments in an automated manner with high-quality service standards. The volume of loan originations we are able to process is based, in large part, on the systems and processes we have implemented and developed. These systems and processes are becoming increasingly dependent upon technological advancement, such as the ability to process loans and payments over the Internet, accept electronic signatures and provide initial decisions instantly. Our future success also depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis. We have made, and need to continue to make, investments in our technology platform to provide competitive products and services. If competitors introduce products, services, systems and processes that are better than ours or that gain greater market acceptance, those we offer or use may become obsolete or noncompetitive. Any one of these circumstances could have a material adverse effect on our business reputation and ability to obtain and retain clients.
We may be required to expend significant funds to develop or acquire new technologies. If we cannot offer new technologies as quickly as our competitors, we could lose market share. We also could lose market share if our competitors develop more cost effective technologies than those we offer or develop.
We depend on secure information technology, and a breach of those systems or those of third party vendors could result in significant losses, disclosure of confidential customer information and reputational damage, which would adversely affect our business.
Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our computer systems and networks. Although we take protective measures, our computer systems, software and networks, as well as those of third party vendors we utilize, may be vulnerable to unauthorized access, computer viruses, malicious attacks and other events that could have a security impact beyond our control. Our technologies, systems, networks and those of third parties we utilize may become the target of cyber-attacks, malicious code, computer viruses, denial of service attacks, social engineering and physical attacks that could result in information security breaches, the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations. Moreover, information security risks for large financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties.
If one or more of such events occur, personal, confidential and other information processed and stored in, and transmitted through our computer systems and networks, or those of third party vendors, could be jeopardized or could cause interruptions or malfunctions in our operations that could result in significant losses or reputational damage. We also routinely transmit and receive personal, confidential and proprietary information, some through third parties. We have put in place secure transmission capability, and work to ensure third parties follow similar procedures. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, regulatory action and reputational harm. In the event personal, confidential or other information is jeopardized, intercepted, misused or mishandled, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to fines, penalties, litigation costs and settlements and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such events occur, our business, financial condition or results of operations could be significantly and adversely affected.
We increasingly depend on third parties for a wide array of services, systems and information technology applications, and a breach of service levels, or violation of law by one of these third parties could disrupt our business or provide our competitors with an opportunity to enhance their position at our expense.
We increasingly depend on third parties for a wide array of services, systems and information technology applications. Third-party vendors are significantly involved in aspects of our software and systems development, the timely and secure transmission of information across our data communication network, and for other telecommunications, processing, remittance and technology-related services in connection with our business. If a service provider fails to provide the services we require or expect, or fails to meet applicable contractual or regulatory requirements, such as service levels or compliance with applicable laws, the failure could negatively impact our business by adversely affecting our ability to process customers’ transactions in a timely and accurate manner, otherwise hampering our ability to serve our customers, or subjecting us to litigation and regulatory risk for matters as diverse as poor vendor oversight or improper release or protection of personal information. Such a failure could adversely affect the perception of the reliability of our networks and services, and the quality of our brands, and could materially adversely affect our revenues and/or our results of operations.
We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.
Navient has agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement, including the settlement or damage awards and legal expenses associated with any litigation arising from most of our pre-Spin-Off activities. Consequently, due to Navient’s indemnification and the smaller, relatively younger vintages of our Private Education Loans, over the near term our litigation-related expenses may be lower than might otherwise be expected. As our business grows, we will likely be subject to claims and litigation, which could seriously harm our business and require us to incur significant costs. We are also generally obligated, to the extent permitted by law, to indemnify our current and former officers and directors who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management and, regardless of the outcome, such litigation could result in significant legal expenses. If we are a party to material litigation and if the defenses we assert are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damages and that could have a material adverse effect on our business, results of operations and financial position. Likewise, similar material adverse effects could occur if Navient is unwilling or unable to honor its indemnification obligations under the Separation and Distribution Agreement.
Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported assets, liabilities, income and expenses.
The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting periods. Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses. A description of our critical accounting estimates and assumptions may be found in Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and in Note 2, “Significant Accounting Policies” to the consolidated financial statements included in this Form 10-K. If we make incorrect assumptions or estimates, we may under- or overstate reported financial results, which could materially and adversely affect our business, financial condition and results of operations.

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
Risks Related to the Spin-Off
The actions required to implement the complete separation of our pre-Spin-Off businesses into two, distinct, publicly traded entities have and will continue to take significant management time and attention and could disrupt operations. Our success is highly dependent on hiring, training and retaining new employees in numbers sufficient to sustain the growth of our business.
The complete separation of the pre-Spin-Off organization into two publicly traded companies will continue to require significant ongoing execution and administration at all levels of the internal organization. A team of employees is charged with implementing the Spin-Off, reporting frequently to management on status and progress of the project. High-level employees and management continue to dedicate a significant amount of time to the implementation of the Spin-Off to ensure it is carried out timely and appropriately. We must also hire and train significant numbers of new employees to build out and operate our stand alone operations which could impinge on the time spent on managing our business. Our inability to hire, train, and retain new employees sufficient to support our stand alone operations could disrupt or impair current and future operations.
We will incur significant costs in connection with being a stand-alone company and lose the advantage of our larger size and purchasing power that existed prior to the Spin-Off.
We will incur significant costs in connection with the transition to being a stand-alone public company and implementing the Spin-Off, including costs to separate information systems, accounting, tax, legal and other professional services costs and recruiting and relocation costs associated with hiring key senior management personnel new to us. In addition, the businesses we operate have historically taken advantage of our larger size and purchasing power prior to the Spin-Off in procuring goods and services. After the Spin-Off, we are no longer able to rely on this purchasing power and, as a result, we may not be able to obtain goods and services from third-party service providers and vendors at prices or on terms as favorable as those we obtained prior to the Spin-Off. Furthermore, prior to the Spin-Off, our businesses have obtained services from, or engaged in transactions with, our affiliates under intercompany agreements. Navient and its affiliates will provide services to us and our affiliates following the Spin-Off under a transition services agreement for a transition period and potentially thereafter. The fees charged by Navient and its affiliates for the provision of these services to us and our affiliates may be higher than those charged prior to the Spin-Off. All of these factors will result in costs that are higher than the amounts reflected in historical financial statements which could cause our profitability to decrease.
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
At the time of this filing, our loan origination capabilities continue to be provided by Navient pursuant to a transition services agreement. Pursuant to the Separation and Distribution Agreement and transition services agreement, Navient will also continue to bear significant responsibility for its activities undertaken for the Bank during this transition period. We are continuing to work with Navient to complete an orderly and staged transition to our own separate, stand-alone loan origination platform. Any unexpected delays or additional costs or expenses to complete this transition or to provide the origination activities conducted by Navient on our behalf, whether or not due to Navient’s actions, could significantly affect our operating expenses and earnings.
Navient has also agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has include:

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification receivable at December 31, 2014 is $240 million.

•	Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses operated or conducted prior to the Spin-Off.

•
Under the terms of the Separation and Distribution Agreement, Navient is responsible for funding all liabilities under the recently agreed upon regulatory orders with the FDIC and the Department of Justice, other than fines directly levied against the Bank in connection with these matters. Under the Department of Justice order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.

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
We may not be able to achieve the full strategic and financial benefits expected to result from the Spin-Off, or such benefits may be delayed or not occur at all. The Spin-Off is expected to provide the following benefits, among others: (i) a distinct investment identity allowing investors to evaluate the merits, performance, and future prospects of the Company separately from Navient; (ii) separation of responsibility for most pre-Spin-Off activities of Old SLM from the Company (iii) cash flows significantly in excess of preferred stock dividend and debt service obligations; (iv) more efficient allocation of capital for the Company and Navient; (v) reducing the likelihood the Company is designated a systemically important financial institution; and (vi) a separate equity structure that allows direct access by the Company to the capital markets and the use of our equity for acquisitions and equity compensation. If we fail to achieve some or all of the benefits expected to result from the Spin-Off, or if such benefits are delayed, the business, financial condition and results of our operations could be adversely affected and the value of our stock could be impacted.
Sallie Mae and Navient will each be subject to restrictions under a tax sharing agreement between them, and a violation of the tax sharing agreement may result in tax liability to Sallie Mae and to its stockholders.
In connection with the Spin-Off, we entered into a tax sharing agreement with Navient to preserve the tax-free treatment of the separation and distribution of Navient. Under this tax sharing agreement, both we and Navient will be restricted from engaging in certain transactions that could prevent the Spin-Off from being tax-free to us and our stockholders at the time of the Spin-Off for U.S. federal income tax purposes. Compliance with the tax sharing agreement and the restrictions therein may limit our near-term ability to pursue certain strategic transactions or engage in activities that might be beneficial from a business perspective, including M&A transactions. This may result in missed opportunities or the pursuit of business strategies that may not be as beneficial for us and which may negatively affect our anticipated profitability. If Navient fails to comply with the restrictions in the tax sharing agreement and as a result the Spin-Off was determined to be taxable for U.S. federal income tax purposes, we and our stockholders at the time of the Spin-Off that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities. Although the tax sharing agreement provides that Navient is required to indemnify us for taxes incurred that may arise were Navient to fail to comply with its obligations under the tax sharing agreement, there is no assurance that Navient will have the funds to satisfy that liability. Also, Navient will not be required to indemnify our stockholders for any tax liabilities they may incur for its violation of the tax sharing agreement.
Risks Related to Our Securities
Our common and preferred stock prices may fluctuate significantly.
The market price of shares of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	Actual or anticipated fluctuations in our operating results;

•	Our smaller market capitalization as compared to pre-Spin-Off SLM;

•	Changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	Our policy of paying no common stock dividends;

•	The operating and stock price performance of comparable companies;

•	news reports relating to trends, concerns and other issues in the financial services industry, including regulatory actions against other financial institutions;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Changes to the regulatory and legal environment under which we and our subsidiaries operate; and

•	Domestic and worldwide economic conditions.
The market price of shares of our preferred stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	Significant sales of our preferred stock, or the expectation of these sales or expectations of same;

•	Lack of credit agency ratings or FDIC insurance;

•	Movements in interest rates and spreads that negatively affect return; and

•	Call and redemption features.
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
An investment in our securities is not an insured deposit.
Our common stock, preferred stock and indebtedness are not bank deposits and, therefore, are not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of securities of any company. As a result, if you acquire our common stock, preferred stock or indebtedness, you may lose some or all of your investment.
The holders of our preferred stock have rights that are senior to those of our common shareholders.
At December 31, 2014, we had issued and outstanding 3.3 million shares of our 6.97 percent Cumulative Redeemable Preferred Stock, Series A and 4 million shares of our Floating-Rate Non-Cumulative Preferred Stock, Series B.
Our preferred stock is senior to our shares of common stock in right of payment of dividends and other distributions. We must be current on dividends payable to holders of preferred stock before any dividends can be paid on our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied before any distributions can be made to our common shareholders.
We do not intend pay dividends on our common stock.
We have not paid dividends on our common stock since the Spin-Off and we do not expect to do so for the foreseeable future. We are dependent on funds obtained from the Bank to fund our obligations. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, the Bank is subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws, regulations and rules may hinder our ability to access funds that we may need to make payments on our obligations. The FDIC has the authority to prohibit or to limit the payment of dividends by the banking organizations they supervise, including us and our bank subsidiaries.
Restrictions on Ownership
The ability of a third party to acquire us is limited under applicable U.S. and state banking laws and regulations.
Under the Change in Bank Control Act of 1978, as amended, (“CIBC Act”), the FDIC’s regulations thereunder, and similar Utah banking laws, any person, either individually or acting through or in concert with one or more other persons, must provide notice to, and effectively receive prior approval from, the FDIC and UDFI before acquiring “control” of us.  In practice, the process for obtaining such approval is complicated and time-consuming, often taking longer than six months, and a proposed acquisition may be disapproved for a variety of factors, including, but not limited to: antitrust concerns, financial condition and managerial competence of the applicant, and failure of the applicant to furnish all required information. Under the FDIC’s CIBC Act regulations, control is rebuttably presumed to exist, and notice is required, where a person owns, controls or holds with the power to vote 10 percent or more of any class of our voting shares and no other person owns, controls or holds with the power to vote a greater percentage of that class of voting shares.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The following table lists the principal facilities owned by us as of December 31, 2014:

Location	Function	Related Business Area(s)	Approximate Square Feet
Newark, DE	Headquarters	Consumer Lending; Business Services; FFELP Loans; Other	160,000
Indianapolis, IN	Loan Servicing Center	Business Services	50,000

The following table lists the principal facilities leased by us as of December 31, 2014:

Location	Function	Related Business Area(s)	Approximate Square Feet
Reston, VA	Administrative Offices	Consumer Lending; Business Services; FFELP Loans; Other	18,000
Newton, MA	Administrative Offices	Business Services and Upromise by Sallie Mae	18,000
Salt Lake City, UT	Sallie Mae Bank	Consumer Lending	11,400
None of the facilities that we own is encumbered by a mortgage. We believe that our headquarters, loan servicing centers, data center, back-up facility and data management and collection centers are generally adequate to meet our long-term lending and business goals. Our headquarters are currently located in owned space at 300 Continental Drive, Newark, Delaware, 19713.

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
Pursuant to the terms of the Spin-Off and applicable law, Navient assumed responsibility for all liabilities (whether accrued, contingent or otherwise and whether known or unknown) arising out of or resulting from the conduct of pre-Spin-Off SLM and its subsidiaries’ businesses prior to the Spin-Off, other than certain specifically identified liabilities relating to the conduct of our consumer banking business. Nonetheless, given the prior usage of the Sallie Mae and SLM names by entities now owned by Navient, we and our subsidiaries may from time to time be improperly named as defendants in legal proceedings where the allegations at issue are the legal responsibility of Navient. Most of these legal proceedings involve matters that arose in the ordinary course of business of pre-Spin-Off SLM and we will not be providing information on these proceedings unless there are material issues of fact or disagreement with Navient as to the bases of the proceedings or responsibility therefor that we believe could have a material, adverse impact on our business, assets, financial condition, liquidity or outlook if not resolved in our favor.
Regulatory Update
At the time of this filing, the Bank remains subject to the consent order (the “2014 FDIC Order”) relating to the settlement of previously disclosed regulatory matters with the FDIC. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice (the “DOJ”) regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA.  The DOJ Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the 2014 FDIC Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
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
Our common stock is listed and traded on the NASDAQ under the symbol SLM since December 12, 2011. Previously, our common stock was listed and traded on the New York Stock Exchange. As of January 31, 2015, there were 423,476,360 shares of our common stock outstanding and 397 holders of record. The following table sets forth the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years. The prices on and before April 30, 2013 include the value of Navient, which was spun off on that date. The prices after that date reflect only the business of SLM Corporation, after the Spin-Off.
Common Stock Prices

(Post-Spin-Off Prices)
		2nd Quarter (May 1, 2014 to June 30, 2014)	3rd Quarter	4th Quarter
2014	High	$9.09	$9.14	$10.34
	Low	8.26	8.23	8.47

(Pre-Spin-Off Prices)
		1st Quarter	2nd Quarter (April 1, 2014 to April 30, 2014)
2014	High	$27.24	$25.93
	Low	21.91	24.22

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013	High	$20.50	$26.17	$25.49	$26.81
	Low	16.57	19.32	22.69	23.93

We paid quarterly cash dividends on our common stock of $0.150 per share for the four quarters of 2013 and the first quarter of 2014. Following completion of the Spin-Off, we have not paid dividends on our common stock nor do we currently anticipate paying dividends on our common stock.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of our common stock in the three months ended December 31, 2014.
We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld in connection with award exercises and vesting under our employee stock based compensation plans.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
Period:
October 1 - October 31, 2014	492	$8.94	—	—
November 1 - November 30, 2014	47	$9.88	—	—
December 1 - December 31, 2014	111	$10.05	—	—

Total fourth-quarter 2014	650	$9.20	—

     _

(1)
All shares purchased are pursuant to the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercise of stock options, and tax withholding obligations in connection with exercise of stock options and vesting of restricted stock and restricted stock units.

The closing price of our common stock on the NASDAQ Global Select Market on December 31, 2014 was $10.19.

Stock Performance

The following graph compares the five-year cumulative total returns of SLM Corporation, the S&P Midcap 400 Index and the KBW Bank Index.
This graph assumes $100 was invested in the stock or the relevant index on December 31, 2009, and also assumes the reinvestment of dividends through December 31, 2014, including the Company’s distribution to its shareholders of one share of Navient Corporation common stock for every share of SLM Corporation on April 30, 2014. For the purpose of this graph, the Navient Corporation distribution is treated as a non-taxable cash dividend of $16.56 that would have been reinvested in SLM Corporation common stock at the close of business April 30, 2014.

Five Year Cumulative Total Stockholder Return

Company/Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
SLM Corporation	$100.0	$112.1	$121.9	$160.7	$253.0	$279.8
S&P Midcap 400 Index*	100.0	126.4	124.2	146.2	194.9	213.7
KBW Bank Index*	100.0	123.3	94.9	125.8	172.9	188.9
_________
Source: Bloomberg Total Return Analysis

*Prior to the Spin-Off, we compared our stock performance with the S&P 500 Financials Index and the S&P Index. Due to the relatively smaller size of our post-Spin-Off balance sheet and business, we believe comparisons against the S&P Midcap 400 Index and KBW Bank Index are now more appropriate.

Item 6.	Selected Financial Data.
Selected Financial Data 2010-2014
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

	2014	2013	2012	2011	2010
Operating Data:

Net interest income	$578	$462	$408	$367	$261
Net income (loss) attributable to SLM Corporation	$194	$259	$218	$54	$(94)
Basic earnings (loss) per common share attributable to SLM Corporation	$0.43	$0.59	$0.46	$0.10	$(0.19)
Diluted earnings (loss) per common share attributable to SLM Corporation	$0.42	$0.58	$0.45	$0.10	$(0.18)
Dividends per common share attributable to SLM Corporation common shareholders(1)	$—	$0.60	$0.50	$0.30	$—
Return on common stockholders’ equity	15%	22%	18%	4%	(0.7)%
Net interest margin	5.26	5.06	5.54	5.22	3.56
Return on assets	1.77	2.83	2.95	0.77	(1.29)
Average equity/average assets	13.92	12.50	15.49	16.79	18.30
Balance Sheet Data:
Student loans, net	$9,510	$7,931	$6,487	$5,302	$4,659
Total assets	12,972	10,707	9,084	7,670	7,665
Total deposits	10,541	9,002	7,497	6,018	6,108
Total SLM Corporation stockholders’ equity	1,830	1,161	1,089	1,244	1,116
Book value per common share	2.99	2.71	2.41	2.44	2.12
_________
(1)     Following completion of the Spin-Off, SLM has not paid dividends on its common stock nor does it anticipate paying dividends on its common stock in 2015.

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

Overview
The following discussion and analysis presents a review of our business and operations as of and for the year ended December 31, 2014.
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
The financial information contained herein and in the accompanying consolidated balance sheets, statements of income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, present information on our business as configured after the Spin-Off, as hereafter defined. For more information regarding the basis of presentation of these statements, see notes to the consolidated financial statements, Note 2, “Significant Accounting Policies — Basis of Presentation.”
On October 13, 2014, we completed the operational separation of our servicing platforms and related personnel from Navient and launched our new customer service operation.  As a result of the launch of our servicing platforms, we now have responsibility for servicing the vast majority of the 840,000 loans contained within our existing Private Education Loan portfolio and maintaining customer relationships with the 1 million borrowers and related cosigners to whom these loans have been made. One major project remains to be completed before full operational separation from Navient can be achieved: establishing our own loan originations platform which we currently expect to achieve in the first half of 2015. For a more detailed description of ongoing arrangements among the Company and Navient, see notes to consolidated financial statements contained in this Form 10-K, Note 16, “Arrangements with Navient Corporation.”

Recent Development
Asset-Backed Commercial Paper Facility
On December 19, 2014, we closed a new $750 million private asset backed commercial paper (“ABCP”) education loan funding facility. The new facility had not been drawn upon as of December 31, 2014 and the facility’s scheduled maturity date is December 18, 2015. For additional details regarding this facility see “Item 7. — Management's Discussion and Analysis iof Financial Condition and Results of Operations — Liquidity and Capital Resources ” and Note 9 to the consolidated financial statements contained in this Form 10-K, “Asset-Backed Commercial Paper Funding Facility.”
Key Financial Measures
Set forth below are brief summaries of our key financial measures. Our operating results are primarily driven by net interest income from our Private Education Loan portfolio (which include financing costs), provision for loan losses, gains and losses on loan sales and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining diversified, cost-efficient funding sources to support our originations.

Net Interest Income
The most significant portion of our earnings is generated by the spread between the interest income we receive on assets in our education loan portfolios and the interest expense we pay on funds we use to originate these loans. We report these earnings as net interest income.
Net interest income is predominantly determined by the balance of Private Education Loans. As of December 31, 2014, we held $8.3 billion and $1.3 billion of Private Education and FFELP Loans, respectively. For Private Education Loans and FFELP Loans, net interest margin is determined by the interest on our interest earning assets less our cost of funds. The majority of our interest income comes from our Private Education Loan portfolio which earns variable rate interest and is funded primarily with deposits. Our cost of funds is primarily influenced by competition in the deposit market and by the overall level of interest rates.
FFELP Loans carry lower risk and have a much lower net interest margin as a result of the federal government guarantee supporting these loans. We do not expect to acquire any more FFELP Loans and the balance of our FFELP portfolio is expected to decline due to normal amortization.
Gains on Sale of Loans, Net
To prudently manage the growth of our balance sheet, capital and liquidity needs and to generate non-interest income we intend to periodically sell Private Education Loans to third parties through an auction process. We intend to retain servicing of these Private Education Loans subsequent to their sale at prevailing market rates for such services. We will execute this strategy through the sale of whole loans or securitizing a loan portfolio and selling the senior bonds as well as the residual interest in the securitization trust. Both strategies effectively deconsolidate the loans from our balance sheet and generate cash income for the company. Prior to the Spin-Off the Bank sold loans to an affiliate (now Navient) when the loans became 90 days delinquent and to facilitate securitization transactions. Subsequent to the Spin-Off, we sold $1.2 billion of loans during 2014, through whole loan sales to Navient and a securitization transaction with a third party. We recorded gains of $85 million on those sales. See notes to consolidated financial statements, Note 16, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements.
Allowance for Loan Losses
Management estimates and maintains an allowance for loan losses for Private Education Loans at a level sufficient to cover charge-offs expected over the next year, plus an additional allowance to cover life-of-loan expected losses for loans classified as a troubled debt restructuring (“TDR”). The allowance for loan losses is increased when we record provision expense and for recoveries and is reduced by charge-offs. Generally, the provision for loan losses and the allowance for loan losses rise when charge-offs are expected to increase and fall when charge-offs are expected to decline. We bear the full credit exposure on our Private Education Loans. Losses on our Private Education Loans are determined by risk characteristics such as loan status (in-school, grace, forbearance, repayment and delinquency), loan seasoning (number of months in active repayment), underwriting criteria (e.g., credit scores), presence of a cosigner and the current economic environment. Losses typically emerge once a borrower completes school and enters full principal and interest repayment after their grace period ends. Our experience indicates that approximately 50 percent of expected losses on loans can occur in the first two years after a loan enters full principal and interest repayment. Therefore, changes in our allowance for loan losses will be driven by the amount and age of our loans in full principal and interest repayment. At December 31, 2014, 28 percent of our portfolio of Private Education Loans have entered full principal and interest repayment status after any applicable grace periods.
Our provision for loan losses on our Private Education Loans was $84 million for the year ended December 31, 2014 compared with $65 million in 2013. Our allowance for loan losses was $79 million at December 31, 2014 compared to $62 million at the prior year-end. In connection with the Spin-Off, we changed our policy of charging off Private Education Loans when they are delinquent for 212 days to charging off loans after they are 120 days delinquent. In addition, we changed our loss confirmation period for Private Education Loans from two years to one year to reflect the shorter charge-off period and recent changes in our servicing practices. A loss confirmation period represents the expected period between a loss event and when management considers the debt to be uncollectible, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance.
Our loss exposure and resulting provision for losses is small for FFELP Loans because we generally bear a maximum of three percent loss exposure on them. We maintain an allowance for loan losses for our FFELP Loans at a level sufficient to cover charge-offs expected over the the next two years. Our provision for losses in our FFELP Loans portfolio was $2 million for the year ended December 31, 2014 compared with $4 million in 2013.

Charge-Offs and Delinquencies
Delinquencies are a very important indicator of potential future credit performance. When a Private Education Loan reaches 120 days delinquent it is charged against the allowance for loan losses. Charge-off data provides relevant information with respect to the performance of our loan portfolios. Management focuses on delinquencies as well as the progression of loans from early to late stage delinquency. Prior to the Spin-Off, the Bank would sell delinquent loans to an entity that is now a subsidiary of Navient when the loans became 90 days delinquent. As a result, there were no charge-offs recorded in our financial statements prior to April 1, 2014. In addition, because loans were sold earlier in their delinquency status, the historical delinquency statistics are not necessarily indicative of expected future performance.
Private Education Loan delinquencies as a percentage of Private Education Loans in repayment increased from 1.0 percent at December 31, 2013 to 2.0 percent at December 31, 2014. Private Education Loans in forbearance as a percentage of Private Education Loans in repayment and forbearance increased from 0.4 percent at December 31, 2013 to 2.6 percent at December 31, 2014.
Operating Expenses
The operating expenses reported are those that are directly attributable to the Company, the costs of Transition Services Agreements with Navient, and restructuring costs associated with the build-out of our servicing platform and the remaining costs of the Spin-Off. We separately disclose “restructuring and other reorganization expenses”, which represent costs we believe are directly attributable to completing the Spin-Off. Restructuring and other reorganization expenses were $38 million for the year ended December 31, 2014 compared with $1 million in 2013. Our efficiency ratio is calculated as operating expense, excluding restructuring and other reorganization expenses, divided by net interest income after provision for loan losses and other income. For the year ended December 31, 2014 this ratio was 43 percent compared to 40 percent from the year-ago period. Our long-term objective is to achieve steady declines in this ratio over the next several years as the balance sheet and revenue grows to a level commensurate our loan origination platform and we control the growth of our expense base.
Core Earnings
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis which we refer to as “Core Earnings.” While pre-Spin-Off SLM also reported a metric by that name, what we now report and what we describe below is significantly different and should not be compared to any Core Earnings reported by pre-Spin-Off SLM.
“Core Earnings” recognizes the difference in accounting treatment based upon whether the derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but do not qualify for hedge accounting treatment. We enter into derivatives instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives is recorded in "Gains (losses) on derivatives and hedging activities, net." Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivative and hedging activities, net”, are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting are not recorded in interest income and interest expense; they are recorded in non-interest income: “gains (losses) on derivative and hedging activities, net.”
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “Gains (losses) on derivative and hedging activities, net” includes the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment as well as the change in fair values related to future expected cash flows for derivatives and accounting hedges. For purposes of “Core Earnings” we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the remaining ineffectiveness. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012

Hedge ineffectiveness losses	$(1,746)	$(645)	$(5,548)
Interest reclassification	(2,250)	1,285	87
(Losses) gains on derivatives and hedging activities, net	$(3,996)	$640	$(5,461)

The following table reflects adjustments associated with our derivative activities.

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$194,219	$258,945	$217,620
Preferred stock dividends	12,933	—	—
GAAP net income attributable to SLM Corporation common stock	$181,286	$258,945	$217,620

GAAP net income attributable to SLM Corporation	$194,219	$258,945	$217,620

Adjustments:
Net impact of derivative accounting(1)	1,746	645	5,548
Net tax effect(2)	659	246	2,047
Total “Core Earnings” adjustments to GAAP	1,087	399	3,501

“Core Earnings”	$195,306	$259,344	$221,121

GAAP diluted earnings per common share	$0.42	$0.58	$0.45
Derivative adjustments, net of tax	—	—	0.01
“Core Earnings” diluted earnings per common share	$0.42	$0.58	$0.46
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

Private Education Loan Originations
Private Education Loans are the principal asset on our balance sheet and the main driver of our future earnings and asset growth. The size of the Private Education Loan market and, hence, our ability to grow is determined by several primary factors: college enrollment levels, the costs of attending college, the availability of grants and loans from the federal government and the ability of families to contribute to the cost of education from income and savings. If the cost of education increases at a pace that exceeds income and savings growth, and the availability of federal funds does not significantly increase, we can expect more students and families to borrow privately. If the costs of attending college remain constant or decrease and/or the availability of federal funds increases, our ability to sustain Private Education Loan origination growth will be challenged. For the year ended December 31, 2014, we originated $4.1 billion of Private Education Loans, up 7 percent, from the last year.
Funding Sources
Deposits
We utilize both brokered and retail deposits to meet funding needs and enhance our liquidity position. These deposits can be term or liquid deposits. Term brokered deposits are issued across tenors, and have original terms as long as seven years. Most are swapped into one-month LIBOR. This structure has the effect of increasing the average life of our liabilities and matching the index our assets reset on, minimizing our exposure to interest rate risk. Retail deposits are sourced through a direct banking platform and serve as an important source of diversified funding. Brokered deposits are sourced through a small network of brokers and provide a stable source of funding. As of December 31, 2014, the Bank had $11.3 billion of customer deposits, representing 95 percent of interest earning assets, composed of $3.0 billion of retail deposits, $6.7 billion of brokered deposits and $1.6 billion of other deposits.
Loan Sales and Securitizations
We intend to diversify our funding by issuing term asset backed securities. Term asset backed securities provide long-term funding for our Private Education Loan portfolio at attractive interest rates and at terms that effectively match the average life of the asset. These funding securitizations will remain on our balance sheet if we retain the residual interest in these trusts. In addition, to prudently manage the growth of our balance sheet, capital and liquidity needs, we intend to periodically sell whole loans and residual interests in securitizations of Private Education Loans to third parties through an auction process. When we sell Private Education Loans or residual interests in ABS trusts, the principal of these loans is removed from our balance sheet. We will retain servicing of these Private Education Loans subsequent to such future sales.
2014 Management Objectives
Post Spin-Off, we set out five major goals for the remainder of the year to create shareholder value. They were: (1) prudently grow Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) complete necessary steps to permit the Bank to independently originate and service Private Education Loans; (4) continue to expand the Bank's capabilities and enhance risk oversight and internal controls; and (5) manage operating expenses while improving efficiency and customer experience.
The following describes our performance relative to each of these goals.
Prudently Grow Private Education Loan Assets and Revenues
We continued to pursue managed growth in our Private Education Loan portfolio in 2014 by leveraging our Sallie Mae and Upromise brands and our relationships with more than two thousand colleges and universities while sustaining the credit quality of, and percentage of cosigners for, new originations. We originated $4.1 billion in new loans in 2014, compared with $3.8 billion in 2013. We also continued to help our customers manage their borrowings and succeed in their repayment, which we expect will result in lower charge-offs and provision for loan losses.
Maintain Our Strong Capital Position
The Bank’s goal is to remain well-capitalized at all times. The Bank is required by its regulators, the UDFI and the FDIC, to comply with mandated capital ratios. The Company is a source of strength for the Bank. The Board of Directors and management evaluated the change in the Bank’s ownership structure, the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses and believe that current and projected capital levels are appropriate at December 31,

2014. As of December 31, 2014, the Bank had a Tier 1 leverage ratio of 11.5 percent, a Tier 1 risk-based capital ratio of 15.0 percent and total risk-based capital ratio of 15.9 percent, exceeding the current regulatory guidelines for well capitalized institutions by a significant amount.
 Complete Necessary Steps to Permit the Bank to Independently Originate and Service Private Education Loans
On April 30, 2014, we completed our plan to legally separate into two distinct publicly traded entities - an education loan management, servicing and asset recovery business, Navient, and a consumer banking business, SLM Corporation. On October 13, 2014, we completed the operational separation of our servicing platforms and related personnel from Navient and launched our new customer service operation. At the time of this filing, the Bank continues to rely on Navient for loan origination capabilities provided under a transition services agreement entered into with Navient in connection with the Spin-Off. The key project remaining to complete the Bank’s full separation from Navient is the separation of these origination functions. We are currently in the process of completing and testing a new loan originations platform. Our objectives are to implement, complete and begin use of the new loan originations platform in the first half of 2015. While the Bank is not at risk of losing access to Navient's originations platform for 2015 and beyond, completing the full separation of the Bank’s operations from Navient resources is one of our top goals for 2015.
Continue to Expand the Bank’s Capabilities and Enhance Risk Oversight and Internal Controls
Since the beginning of the year we have added approximately 720 employees to the Bank, primarily through transfers of the Company’s or its subsidiaries’ existing employees, complemented by external hires. We have also undertaken significant work to establish that all functions, policies and procedures transferred to the Bank in the Spin-Off are sufficient to meet currently applicable bank regulatory standards. We continue to prepare for our expected growth and designation of the Bank as a “large bank,” which will result in enhanced regulatory scrutiny. For 2014, the following key initiatives have been completed.
Creation of Board-level Risk and Compliance Committees. In connection with the Spin-Off, we have created additional Board-level committees at the Company and Sallie Mae Bank to provide more focused resources and oversight with respect to the continuing development of our enterprise risk management functions and framework, as well as our consumer protection regulatory compliance management system.
Significant Additions to Management Team and Risk Functions. We hired a new Chief Executive Officer, Chief Audit Officer and Chief Risk Officer, all with extensive experience in the banking and financial services industries. In 2014, we have doubled our Internal Audit staff through experienced external hires. In addition, our new Chief Risk Officer is in the process of enhancing the talent and capabilities of the Enterprise Risk Management organization.
Continuing Development of our Internal Controls Environment. During 2014, our management and Board of Directors reviewed and approved the Enterprise Risk Management Framework and Policy, the Risk Appetite Statement and related metrics, thresholds and limits. Our Chief Risk Officer is responsible for maintaining the Enterprise Risk Management Framework and its components across the organization to identify, remediate, control and monitor significant risks. Additionally, the internal risk oversight committee structure has been revised to achieve greater clarity and to consolidate decision making. Prior management committees have been incorporated into the Enterprise Risk Committee and its sub-committees.
Enhanced Compliance with Consumer Protection Laws. As part of our compliance with the terms of the 2014 FDIC Order discussed elsewhere, we made significant changes and enhancements to our compliance management systems and program in 2014. This work will be ongoing through 2015.
Enhanced Vendor Management Function. As part of the transition and development of the Bank’s capabilities in connection with the Spin-Off, we undertook a full review and redesign of our vendor management function. While Navient will, over time, cease to be the Bank’s dominant, third-party vendor, the number of third-party vendors on whom we rely and the volume of work we obtain from them has increased significantly.
Manage Operating Expenses While Improving Efficiency and Customer Experience
In 2014 we incurred the costs of the Spin-Off and related operational separation as well as expenses associated with having to add additional employees to fully staff up as a stand-alone company. Throughout this process we remained disciplined in our expenditures while making sure we are making the necessary investments to improve our customer experience. We will measure our effectiveness by our efficiency ratio. Our efficiency ratio is calculated as operating expense, excluding restructuring and other reorganization expenses, divided by net interest income after provision for loan losses and other income. For the year ended December 31, 2014 this ratio was 43 percent compared with 40 percent from the year-ago period. Our long-term objective is to achieve steady declines in this ratio over the next several years as the balance sheet and revenue grows to a level commensurate with our loan origination platform and we control the growth of our expense base.

2015 Outlook

Having now completed the majority of post-Spin-Off separation activities from Navient, in 2015 we intend to complete the remainder of these activities and be able to invest significantly more time and resources into growing our business and improving the experience of our customers. Slow but steady economic improvement, low interest rates and relatively stable, liquid capital markets are increasing secondary demand from purchasers and investors interested in acquiring or financing our Private Education Loans. While overall rates of college enrollment may be moderating somewhat, growth at four-year public and private institutions that represent the core of our business is likely to remain strong.
Congressional efforts to achieve reauthorization of The Higher Education Act ( the “HEA”) in 2015, as well as the run up to the 2016 Presidential election, will continue to keep the debate over the funding of the costs of higher education, and the role of Private Education Loans in that regard, in the public eye. While most of the HEA’s provisions relate to the levels and types of Federal funding of education loans, various aspects of the disclosures, servicing, and rehabilitation of Private Education Loans could directly affect our business and decisions regarding the form, loan limits and budget scoring of federal education loan programs could indirectly affect our business. As of January 1, 2015, the CFPB became the primary consumer protection regulator for Sallie Mae Bank; however, the FDIC will also continue its oversight of these important matters. We believe our significant and ongoing efforts to improve our consumer protection compliance infrastructure are equally suited to support our efforts to work cooperatively with both the CFPB and FDIC.

2015 Management Objectives

For 2015 we have again set out five major goals to create shareholder value. They are: (1) prudently grow our Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) complete the necessary steps to permit the Bank to independently originate Private Education Loans; (4) continue to expand the Bank's capabilities and enhance risk oversight and internal controls; and (5) manage operating expenses while improving efficiency and customer experience. Here is how we plan to achieve these objectives:
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2015 by leveraging our Sallie Mae and Upromise brands and our relationship with more than two thousand colleges and universities. We recently expanded our campus-focused sales force to provide deeper support for universities in all regions of the United States and, as a result, we expect to be able to demonstrate increased 2015 originations through this effort. We are determined to maintain the average FICO scores and cosigner rates on our originations at levels similar to those at which we ended 2014. We will also increase our efforts to help our customers manage their borrowings and succeed in making their payments, which we expect will result in lower charge-offs and provision for loan losses.
Maintain Our Strong Capital Position

The Bank is required by its regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital as, and if, necessary to the Bank. Our Board of Directors and management evaluate the anticipated change in the Bank’s ownership structure, the quality of assets, stability of earnings, adequacy of our Allowance for Loan Losses and we continue to believe our existing capital levels are sufficient to support the Bank’s plan for significant growth over the next several years and remain “well capitalized”. As our balance sheet grows in 2015, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay a common stock dividend or repurchase shares in 2015.
We expect to be active in the capital markets in 2015. We plan to sell Private Education Loans in whole or through securitization transactions, as well as partially finance the cash needed for the funding of new originations through ABS transactions. We expect the market for loan sales and financing sources to continue to be strong in 2015. We will be opportunistic and sell additional loans if the market is significantly stronger than our expectations. It is likely, regardless of the structures utilized, we will realize gains on sales of whole Private Education Loans.

We also expect to use the ABS market to complement our deposit funding to raise term funding for our loan portfolio. Private Education Loans financed through these transactions will remain on our balance sheet as we will retain the residual interest in these trusts.
Complete Necessary Steps to Permit the Bank to Independently Originate Private Education Loans

At the time of this filing, the Bank continues to be reliant on Navient for its loan origination capabilities provided under a transition services agreement entered into with Navient in connection with the Spin-Off. While the Bank is not at risk of losing access to Navient originations applications for 2015 and beyond, completing the full separation of the Bank’s operations from Navient resources is one of our top goals. The key project remaining to complete the Bank’s full separation from Navient is the separation of these origination functions. We are currently in the process of completing and testing a new loan origination platform. Our objectives are to implement, complete and begin use of the new loan originations platform in the first half of 2015.
Continue to Expand the Bank’s Capabilities and Enhance Risk Oversight and Internal Controls

In preparation for and subsequent to the Spin-Off we have undertaken significant work to establish that all functions, policies and procedures transferred to the Bank in the Spin-Off are sufficient to meet currently applicable bank regulatory standards. We must continue to prepare for our expected growth and designation of the Bank as a “large bank,” which will entail enhanced regulatory scrutiny. For 2015, the following key initiatives remain to be completed or are underway.

•
Complete the build-out of our Enterprise Risk Management team under the Chief Risk Officer and conduct our initial internal stress testing exercises in preparation for our initial 2016 regulatory required stress testing and report.

•
Continue to make significant changes and enhancements to our compliance management system and program and related consumer protection processes and procedures. Our redesigned SCRA processing processes and procedures have now received the approval of the DOJ. In 2014, we engaged a third-party firm to conduct independent audits of certain key consumer protection processes and procedures, including our compliance management system, receiving no high risk findings. In 2015, the third-party firm will conduct additional independent audits over the remainder of those processes and procedures.

•	In 2015 we will further enhance our internal controls over financial reporting through adoption of the COSO 2013 framework.
Manage Operating Expenses While Improving Efficiency and Customer Experience
We will continue to measure our effectiveness in managing operating expenses by monitoring our efficiency ratio, excluding restructuring costs associated with the Spin-Off. Our efficiency ratio is calculated as operating expense, excluding restructuring and reorganization expenses, divided by total interest income and other income. For fiscal year 2014 this ratio was 43 percent. We expect this ratio to decline steadily over the next several years as the number of loans we service grows to a level commensurate with our loan origination platform and we control the growth of our expense base. We intend for the Bank to retain servicing of all Private Education Loans we originate, regardless of whether we hold them in our portfolio or sell all or portions of these Private Education Loans via loan sales and ABS transactions.
In 2015, the Company will focus on further enhancing a culture that values customer satisfaction and the efficient delivery of its products and services. We understand the challenges of simplifying and carefully considering our customers’ requests, personal circumstances and requirements. In 2015 we will onshore our loan sales call center to provide more tailored service for our customers. We will also invest in technology that we expect to improve our mobile application and loan management capabilities to deliver to our customers the access they expect from their financial service providers. We expect these investments will result in increased customer satisfaction, higher loan originations and a more efficient operation.

Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.
 GAAP Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
(Dollars in millions, except per share data)	2014	2013	2012	$	%	$	%
Interest income:
Loans	$661	$527	$463	$134	25%	$64	14%
Investments	9	20	26	(11)	(55)	(6)	(23)
Cash and cash equivalents	4	4	2	—	—	2	100

Total interest income	674	551	491	123	22	60	12

Total interest expense	96	89	83	7	8	6	7

Net interest income	578	462	408	116	25	54	13
Less: provisions for loan losses	85	69	66	16	23	3	5

Net interest income after provisions for loan losses	493	393	342	100	25	51	15
Noninterest income:
Gains on sales of loans, net	121	197	235	(76)	(39)	(38)	(16)
Gains on sales of securities	—	64	—	(64)	(100)	64	—
Gains (losses) on derivatives and hedging activities, net	(4)	1	(5)	(5)	(500)	6	(120)
Other income	40	36	37	4	11	(1)	(3)

Total noninterest income	157	298	267	(141)	(47)	31	12
Expenses:
Operating expenses	275	270	254	5	2	16	6
Acquired intangible asset impairment and amortization expense	3	3	13	—	—	(10)	(77)
Restructuring and other reorganization expenses	38	1	—	37	3,700	1	—

Total expenses	316	274	267	42	15	7	3

Income before income tax expense	334	417	342	(83)	(20)	75	22
Income tax expense	140	159	126	(19)	(12)	33	26

Net income	194	258	216	(64)	(25)	42	19
Less: net loss attributable to noncontrolling interest	—	(1)	(2)	1	(100)	1	(50)

Net income attributable to SLM Corporation	194	259	218	(65)	(25)	41	19
Preferred stock dividends	13	—	—	13	—	—	—

Net income attributable to SLM Corporation common stock	$181	$259	$218	$(78)	(30)%	$41	19%

Basic earnings per common share attributable to SLM Corporation	$0.43	$0.59	$0.46	$(0.16)	(27)%	$0.13	28%

Diluted earnings per common share attributable to SLM Corporation	$0.42	$0.58	$0.45	$(0.16)	(28)%	$0.13	29%

 GAAP Consolidated Earnings Summary

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
For the year ended December 31, 2014, net income was $194 million, or $.42 diluted earnings per common share, compared with net income of $259 million, or $.58 diluted earnings per common share for the year ended December 31, 2013. The decrease in net income was primarily due to a $76 million decrease in net gains on sales of loans, a $64 million decrease in gains on sales of securities, a $16 million increase in provisions for loan losses and a $42 million increase in total expenses which were partially offset by a $116 million increase in net interest income.
The primary contributors to each of the identified drivers of changes in net income for the current year period compared with the year-ago period are as follows:

•
Net interest income increased by $116 million primarily due to a $1.6 billion increase in average Private Education Loans outstanding and a 20 basis point increase in net interest margin. Net interest margin increased 20 basis points primarily as a result of an increase in the proportion of higher yielding Private Education Loans in our loan portfolio.

•
Provisions for loan losses increased $16 million compared with the year-ago period primarily as a result of a $13 million increase in charge-offs during 2014, an increase in the amount of troubled debt restructurings entered into during 2014 for which we provide for life of loan losses, an increase in the percentage of loans in full principal and interest repayment and the effect of fewer loan sales. These amounts were partially offset by a $14 million benefit from the net effect of a change in our loss emergence period from two years to one year and a change in our charge-off policy that was recorded in the second quarter of 2014.

•
Gains on sales of loans, net, decreased $76 million. In 2014, we sold $1.9 billion of loans through Private Education Loan sales and a securitization transaction with third parties. As a result, we recorded gains of $121 million. In 2013, we recorded $197 million in gains from the sale of $2.4 billion of loans to an entity that is now a subsidiary of Navient. Gains on sales of loans, net, were higher in the year-ago period as a result of a larger volume of loans sold and those loans were sold to and entity that is now a subsidiary of Navient at a higher price.

•
Gains on sales of securities, net decreased $64 million in 2014 compared with 2013 because there were no sales in 2014 and a $585 million sale of securities in 2013.  The securities sold in 2013 were ABS backed by FFELP Loans and were originally contributed by the Company to the Bank in 2008.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net loss of $4 million in 2014 compared with a gain of $1 million in the year-ago period. The primary factors affecting the change were interest rates and whether the derivative qualified for hedge accounting treatment. In 2014, we had more derivatives used to economically hedge risk that did not qualify for hedge accounting treatment than we did in the year-ago period.

•
Operating expenses were $275 million compared with $270 million in the year-ago period. Operating expenses increased in 2014 due to increased servicing and marketing costs as well as increased personnel and other costs related to being a stand-alone company. In addition, in 2013 we recorded an $11 million reserve for estimated remediation costs relating to the 2014 FDIC order.  In 2014, we reversed approximately $8 million of that reserve based upon the final determination of the Bank’s liability.

•	Restructuring and other reorganization expenses were $38 million compared with $1 million in the year-ago period. The increase is primarily the result of costs related to the Spin-Off.

•
The increase in 2014's effective tax rate to 41.9 percent from 38.2 percent in the year-ago period was primarily the result of additional reserves related to uncertain tax positions and additional state tax expense as a result of the Spin-Off.

 Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
For the year ended December 31, 2013, net income was $259 million, or $.58 diluted earnings per common share, compared with net income of $218 million, or $.45 diluted earnings per common share for the year ended December 31, 2012. The increase in net income was primarily due to a $54 million increase in net interest income and a $64 million increase in gains on sales of securities, offset by a $39 million decrease in net gains on sales of loans.
The primary contributors to each of the identified drivers of changes in net income for the 2013 compared with the 2012 are as follows:

•
Net interest income increased by $54 million primarily due to a $0.6 billion increase in average Private Education Loans outstanding and an increase of $0.6 billion in average FFELP loans outstanding. This was offset by a 48 basis point decline in the net interest margin. The decline in the net interest margin was primarily a result of an increase the proportion of lower yielding FFELP loans in our loan portfolio and an increase in the average amount of cash held, which has a negative effect on our net interest margin.

•
Gains on sales of loans, net, decreased $39 million. For the year ended December 31, 2013, we sold $2.4 billion of loans to an entity that is now a subsidiary of Navient. As a result, we recorded gains of $197 million. In the year ended December 31, 2012, we recorded $235 million in gains from the sale of $2.6 billion of loans to Navient.

•	Gains on sales of securities, net, increased $64 million as a result of a $585 million sale of securities in 2013. There were no security sales in 2012.

•
Operating expenses were $270 million in 2013 compared with $254 million in 2012. Operating expenses increased in 2013 due to increased servicing and marketing costs as well as an $11 million reserve for estimated remediation costs relating to the 2014 FDIC order. In 2012 we recorded a $9 million write-down of intangible assets.

•	The increase in 2013 of the effective tax rate to 38.2 percent from 36.9 percent in the prior year period was primarily the result of additional state tax expense.

Financial Condition
Average Balance Sheets - GAAP
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities and reflects our net interest margin on a consolidated basis.

	Years Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$7,563,356	8.16%	$5,996,651	8.16%	$5,347,239	8.34%
FFELP Loans	1,353,497	3.24	1,142,979	3.32	527,935	2.85
Taxable securities	331,479	2.68	523,883	3.75	569,018	4.50
Cash and other short-term investments	1,746,839	0.26	1,473,392	0.3	929,284	0.48
Total interest-earning assets	10,995,171	6.13%	9,136,905	6.03%	7,373,476	6.66%

Non-interest-earning assets	549,237		463,584		298,317

Total assets	$11,544,408		$9,600,489		$7,671,793

Average Liabilities and Equity
Brokered deposits	$5,588,569	1.12%	$5,015,201	1.24%	$4,009,807	1.61%
Retail and other deposits	3,593,817	0.92	2,675,879	0.96	1,741,304	1.02
Other interest-bearing liabilities	26,794	0.91	120,546	0.92	253,512	0.29
Total interest-bearing liabilities	9,209,180	1.04%	7,811,626	1.14%	6,004,623	1.38%

Non-interest-bearing liabilities	727,806		588,586		478,856
Equity	1,607,422		1,200,277		1,188,314

Total liabilities and equity	$11,544,408		$9,600,489		$7,671,793

Net interest margin		5.26%		5.06%		5.54%

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
2014 vs. 2013
Interest income	$123,094	$9,270	$113,824
Interest expense	6,730	(8,468)	15,198
Net interest income	$116,364	$17,738	$98,978

2013 vs. 2012
Interest income	$59,919	$(49,610)	$109,529
Interest expense	6,173	(15,560)	22,170
Net interest income	$53,746	$(34,050)	$87,390

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$2,548,721	$1,185	$2,549,906	$2,191,445	$2,477	$2,193,922
Grace, repayment and other(2)	5,762,655	1,263,622	7,026,277	4,371,897	1,424,495	5,796,392
Total, gross	8,311,376	1,264,807	9,576,183	6,563,342	1,426,972	7,990,314
Deferred origination costs and unamortized premium	13,845	3,600	17,445	5,063	4,081	9,144
Allowance for loan losses	(78,574)	(5,268)	(83,842)	(61,763)	(6,318)	(68,081)
Total education loan portfolio	$8,246,647	$1,263,139	$9,509,786	$6,506,642	$1,424,735	$7,931,377

% of total	87%	13%	100%	82%	18%	100%
_________
(1)      Loans for customers still attending school and are not yet required to make payments on the loan.
(2)     Includes loans in deferment or forbearance.

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio	$5,447,699	$1,039,755	$6,487,454	$5,062,788	$239,452	$5,302,240

% of total	84%	16%	100%	95%	5%	100%

	December 31, 2010
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio	$4,457,244	$202,226	$4,659,470

% of total	96%	4%	100%

Average Education Loan Balances (net of unamortized premium/discount)

	Years Ended December 31,
(Dollars in thousands)	2014		2013		2012
Private Education Loans	$7,563,356	85%	$5,996,651	84%	$5,347,239	91%
FFELP Loans	1,353,497	15	1,142,979	16	527,935	9
Total portfolio	$8,916,853	100%	$7,139,630	100%	$5,875,174	100%

Education Loan Activity

	Year Ended December 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$6,506,642	$1,424,735	$7,931,377
Acquisitions and originations	4,087,320	7,470	4,094,790
Capitalized interest and deferred origination cost premium amortization	170,306	46,093	216,399
Sales	(1,873,414)	(7,654)	(1,881,068)
Loan consolidation to third parties	(14,811)	(41,760)	(56,571)
Repayments and other	(629,396)	(165,745)	(795,141)
Ending balance	$8,246,647	$1,263,139	$9,509,786

	Year Ended December 31, 2013
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$5,447,699	$1,039,755	$6,487,454
Acquisitions and originations	3,803,262	478,384	4,281,646
Capitalized interest and deferred origination cost premium amortization	112,122	49,313	161,435
Sales	(2,347,521)	(1,182)	(2,348,703)
Loan consolidation to third parties	(13,445)	(23,456)	(36,901)
Repayments and other	(495,475)	(118,079)	(613,554)
Ending balance	$6,506,642	$1,424,735	$7,931,377

	Year Ended December 31, 2012
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$5,062,788	$239,452	$5,302,240
Acquisitions and originations	3,344,732	817,305	4,162,037
Capitalized interest and deferred origination cost premium amortization	74,619	23,814	98,433
Sales	(2,535,304)	(460)	(2,535,764)
Loan consolidation to third parties	(15,283)	(17,716)	(32,999)
Repayments and other	(483,853)	(22,640)	(506,493)
Ending balance	$5,447,699	$1,039,755	$6,487,454

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Years Ended December 31,
(Dollars in thousands)	2014	%	2013	%	2012	%
Smart Option - interest only(1)	$998,612	25%	$942,568	25%	$945,903	28%
Smart Option - fixed pay(1)	1,256,978	31	1,184,073	31	1,001,189	30
Smart Option - deferred(1)	1,817,011	44	1,666,547	44	1,394,553	42
Smart Option - principal and interest	3,347	—	1,347	—	589	—
Total Private Education Loan originations	$4,075,948	100%	$3,794,535	100%	$3,342,234	100%

         ________

(1)	Interest only, fixed pay and deferred describe the payment option while in school or in grace period. See “Private Education Loan Repayment Options” for further discussion.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$61,763	$6,318	$68,081	$65,218	$3,971	$69,189	$69,090	$402	$69,492
Less:
Charge-offs	(14,442)	(2,996)	(17,438)	—	(2,037)	(2,037)	—	(100)	(100)
Student loan sales	(53,485)	—	(53,485)	(68,410)	—	(68,410)	(66,319)	—	(66,319)
Plus:
Recoveries	1,155	—	1,155	—	—	—	—	—	—
Provision for loan losses	83,583	1,946	85,529	64,955	4,384	69,339	62,447	3,669	66,116
Ending balance	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081	$65,218	$3,971	$69,189

Troubled debt restructuring(1)	$60,278	$—	$60,278	$—	$—	$—	$—	$—	$—

	Years Ended December 31,
	2011			2010
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$49,738	$201	$49,939	$38,504	$206	$38,710
Less:
Charge-offs	—	(98)	(98)	—	(142)	(142)
Student loan sales	(65,685)	—	(65,685)	(46,482)	—	(46,482)
Plus:
Recoveries	—	—	—	—	—	—
Provision for loan losses	85,037	299	85,336	57,716	137	57,853
Ending balance	$69,090	$402	$69,492	$49,738	$201	$49,939

Troubled debt restructuring(1)	$—	$—	$—	$—	$—	$—
_________

(1)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of December 31, 2014, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends in connection with the portfolio.
Private Education Loan provision for loan losses increased $18.6 million compared with the year-ago period. The increase was primarily the result of an increase in charge-offs, an increase in our troubled debt restructurings (for which we hold a life-of-loan allowance), an increase in the percentage of loans in full principal and interest repayment and fewer loan sales. Prior period amounts also included the effect of our past policy of a two-year loss emergence period and the change in our charge-off policy. In addition, in the prior periods we did not have troubled debt restructurings, loans in forbearance or a significant amount of loans that were more than 90 days past due because we typically sold loans to an affiliate prior to any restructuring and when they became 90 days delinquent. As a result of this past practice, there were no recoveries of defaulted loans prior to 2014.
When loans are sold at a gain we reverse the allowance for loan losses related to these loans by recording a negative provision. When we sell loans at a loss due to credit deterioration, we write down the loan to fair value with the additional write-down recorded as provision expense. In 2014 we had a decrease in loans sold for gains and loans sold for losses compared with the year-ago period. The net effect of these sales in 2014 was to reduce the allowance for loan losses by $53.5 million compared with a reduction in 2013 of $68.4 million.
Total loans delinquent (as a percentage of loans in repayment) have increased to 2.0 percent from 1.0 percent in the year-ago period.  Loans in forbearance (as a percentage of loans in repayment and forbearance) have increased to 2.6 percent from 0.4 percent in the year-ago period. The increase in the loans in forbearance was because in the prior year the Bank typically sold loans to an entity that is now a subsidiary of Navient in the same month a forbearance was offered to a borrower. Post-Spin-Off, the Bank now retains loans that have gone into forbearance.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses.”
Our default aversion strategies are focused on the final stages of delinquency. Pre-Spin-Off these final stages were from 150 days to 212 days delinquent. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, the final stages of delinquency and our default aversion strategies now focus more on loans 30 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period. In addition, we changed our loss confirmation period from two years to one year to reflect the shorter charge-off policy and our revised servicing practices. A loss confirmation period represents the expected period between a loss event and when management considers the debt to be uncollectible, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. These two changes resulted in a $14 million net reduction in our allowance for loan losses in 2014 because we are now only reserving for one year of expected losses as compared with two years under the prior policy, which more than offset the impact of the shorter charge-off period.
In connection with the Spin-Off, the agreement under which the Bank previously made loan sales was amended so the Bank now only has the right to require Navient to purchase loans (at fair value) where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans are either (1) more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2014, we held approximately $117 million of Split Loans.
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

The table below presents our Private Education Loan delinquency trends. Loans in repayment includes in-school loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	December 31,
	2014		2013		2012
(Dollars in thousands)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,027,143		$2,574,711		$1,748,757
Loans in forbearance(2)	135,018		16,314		8,928
Loans in repayment and percentage of each status:
Loans current	5,045,600	98.0%	3,933,143	99.0%	3,705,634	98.8%
Loans delinquent 31-60 days(3)	63,873	1.2	28,854	0.7	33,412	0.9
Loans delinquent 61-90 days(3)	29,041	0.6	10,280	0.3	10,483	0.3
Loans delinquent greater than 90 days(3)	10,701	0.2	40	—	694	—
Total Private Education Loans in repayment	5,149,215	100.0%	3,972,317	100.0%	3,750,223	100.0%
Total Private Education Loans, gross	8,311,376		6,563,342		5,507,908
Private Education Loan deferred origination costs	13,845		5,063		5,009
Total Private Education Loans	8,325,221		6,568,405		5,512,917
Private Education Loan allowance for losses	(78,574)		(61,763)		(65,218)
Private Education Loans, net	$8,246,647		$6,506,642		$5,447,699

Percentage of Private Education Loans in repayment		62.0%		60.5%		68.1%

Delinquencies as a percentage of Private Education Loans in repayment		2.0%		1.0%		1.2%

Loans in forbearance as a percentage of loans in repayment and forbearance		2.6%		0.4%		0.2%
     _________

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Allowance at beginning of period	$61,763	$65,218	$69,090	$49,738	$38,504
Provision for Private Education Loan losses	83,583	64,955	62,447	85,037	57,716

Charge-offs(1)	(14,442)	—	—	—	—
Recoveries	1,155	—	—	—	—
Net charge-offs	(13,287)	—	—	—	—

Student loan sales(2)	(53,485)	(68,410)	(66,319)	(65,685)	(46,482)
Allowance at end of period	$78,574	$61,763	$65,218	$69,090	$49,738

Allowance as a percentage of ending total loans	0.95%	0.94%	1.18%	1.34%	1.09%
Allowance as a percentage of ending loans in repayment	1.53%	1.55%	1.74%	1.63%	1.56%
Delinquencies as a percentage of loans in repayment	2.01%	0.99%	1.19%	1.70%	1.47%
Loans in forbearances as a percentage of loans in repayment and forbearance	2.56%	0.41%	0.24%	0.10%	0.10%
Percentage of loans with a cosigner	89.82%	89.87%	89.81%	88.84%	82.55%
Average FICO at origination	749	745	746	748	739
Ending total loans(3)	$8,311,376	$6,563,342	$5,507,908	$5,172,369	$4,555,125
Average loans in repayment	$4,495,709	$3,509,502	$3,928,692	$3,832,531	$2,162,131
Ending loans in repayment	$5,149,215	$3,972,317	$3,750,223	$4,249,703	$3,181,039
_______

(1)
Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient, prior to being charged off. Therefore, many of our historical credit indicators and period-over-period trends are not indicative of future performance. Because we now retain more delinquent loans, we believe it could take up to two years from now before our credit performance indicators provide meaningful period-over-period comparisons.

(2)	Represents fair value write-downs on loans sold.

(3)	Ending total loans represents gross Private Education Loans.

     As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending loans in repayment was relatively unchanged at December 31, 2014 compared with December 31, 2013 because of an increase in the relative size of the loan portfolio, an increase in our troubled debt restructurings (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment. These largely offset the effect of the reduction in the allowance for loan losses as a result of the change in our loss emergence period from two years to one year.
The allowance as a percentage of ending total loans and ending loans in repayment were lower at December 31, 2013 compared with December 31, 2012 due primarily to improved credit performance of the portfolio.
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
Prior to the Spin-Off, the Bank sold Private Education Loans that were delinquent more than 90 days or were granted a hardship forbearance to an entity that is now a subsidiary of Navient. As such, the Bank did not hold many loans in forbearance. Because of this past business practice, we do not yet have meaningful comparative historic forbearance data with respect to our Private Education Loan portfolio. However, subsequent to the Spin-Off, we began using forbearance as part of our loss mitigation efforts. Nonetheless, the historic default experience on loans put into forbearance that Navient (pre-Spin-Off SLM) experienced prior to the Spin-Off is still considered in the determination of our allowance for loan losses.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes in-school loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At December 31, 2014, loans in forbearance status as a percentage of loans in repayment and forbearance were 2.7 percent for loans that have been in active repayment status for less than 25 months. Approximately 78 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

(Dollars in millions) December 31, 2014	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,027	$3,027
Loans in forbearance	82	23	16	11	3	—	135
Loans in repayment - current	2,242	1,484	725	391	204	—	5,046
Loans in repayment - delinquent 31-60 days	30	16	9	6	3	—	64
Loans in repayment - delinquent 61-90 days	14	7	4	2	2	—	29
Loans in repayment - delinquent greater than 90 days	7	2	1	1	—	—	11
Total	$2,375	$1,532	$755	$411	$212	$3,027	8,312
Unamortized discount							14
Allowance for loan losses							(79)
Total Private Education Loans, net							$8,247

Loans in forbearance as a percentage of loans in repayment and forbearance	3.45%	1.50%	2.12%	2.68%	1.42%	—%	2.55%

(Dollars in millions) December 31, 2013	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,575	$2,575
Loans in forbearance	10	3	2	1	—	—	16
Loans in repayment - current	1,862	1,073	640	332	26	—	3,933
Loans in repayment - delinquent 31-60 days	12	7	6	4	—	—	29
Loans in repayment - delinquent 61-90 days	4	3	2	1	—	—	10
Loans in repayment - delinquent greater than 90 days	—	—	—	—	—	—	—
Total	$1,888	$1,086	$650	$338	$26	$2,575	6,563
Unamortized discount							5
Allowance for loan losses							(62)
Total Private Education Loans, net							$6,506

Loans in forbearance as a percentage of loans in repayment and forbearance	0.53%	0.28%	0.31%	0.30%	—%	—%	0.40%

(Dollars in millions) December 31, 2012	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$1,749	$1,749
Loans in forbearance	5	3	1	—	—	—	9
Loans in repayment - current	1,654	1,482	530	32	7	—	3,705
Loans in repayment - delinquent 31-60 days	14	12	7	1	—	—	34
Loans in repayment - delinquent 61-90 days	4	4	3	—	—	—	11
Loans in repayment - delinquent greater than 90 days	—	—	—	—	—	—	—
Total	$1,677	$1,501	$541	$33	$7	$1,749	5,508
Unamortized discount							5
Allowance for loan losses							(65)
Total Private Education Loans, net							$5,448

Loans in forbearance as a percentage of loans in repayment and forbearance	0.30%	0.20%	0.18%	—%	—%	—%	0.24%

Private Education Loan Repayment Options
Certain loan programs allow customers to select from a variety of repayment options depending on their loan type and their enrollment/loan status, which include the ability to extend their repayment term or change their monthly payment.

(Dollars in thousands	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$124,774	$5,007,318	$17,132	$5,149,224
$ in total	$275,205	$8,018,751	$17,420	$8,311,376

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

	Private Education Loan
	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
December 31, 2014	$445,710	$443	$3,517
December 31, 2013	$333,857	$1	$4,076
December 31, 2012	$215,752	$33	$3,608
December 31, 2011	$154,204	$56	$3,695
December 31, 2010	$194,010	$62	$2,866

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our four primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles (including during periods of financial stress), our ongoing ability to fund originations of Private Education Loans, servicing our bank deposits, and payment of required dividends on our preferred stock. To achieve these objectives we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations and other financing facilities and through whole loan sales. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee (“ALCO”), a management-level committee.
These policies take into account the volatility of cash flow forecasts, expected maturities, anticipated loan demand and a variety of other factors to establish minimum liquidity guidelines.
Key risks associated with our liquidity relate to our ability to access the capital markets and the markets for bank deposits at reasonable rates. This ability may be affected by our performance and the macroeconomic environment and the impact they have on the availability of funding sources in the marketplace.
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	December 31, 2014	December 31, 2013
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$7,677	$1,052
Sallie Mae Bank(1)	2,352,103	2,181,813
Available-for-sale investments	168,934	102,105
Total unrestricted cash and liquid investments	$2,528,714	$2,284,970
_______
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$4,364	$1,176	$2,458
Sallie Mae Bank(1)	1,755,517	1,509,026	913,350
Available-for-sale investments	140,622	537,458	569,344
Total unrestricted cash and liquid investments	$1,900,503	$2,047,660	$1,485,152
          ________

(1)	This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits at December 31, 2014 and 2013.

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Deposits - interest bearing	$10,539,953	$8,946,514
Deposits - non-interest bearing	602	55,036
Total deposits	$10,540,555	$9,001,550

Interest Bearing
Interest bearing deposits as of December 31, 2014 and 2013 consisted of non-maturity savings and money market deposits, brokered and retail certificates of deposit, as discussed further below, and brokered money market deposits. These deposit products are serviced by third party providers. Early withdrawal of Brokered CD’s is prohibited (except in the case of death or legal incapacity). Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $10.3 million, $9.8 million, and $8.4 million in the years ended December 31, 2014, 2013 and 2012, respectively. Fees paid to third party brokers related to these certificates of deposit were $15.2 million, $12.1 million, and $16.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.
In the past, we offered debit cards associated with interest bearing consumer deposit (“NOW”) accounts to facilitate the distribution of financial aid refunds and other payables to students. These debit cards were serviced by third party providers. As of April 30, 2014, we no longer offer these debit cards.
Interest bearing deposits at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Year-End Weighted Average Stated Rate	Amount	Year-End Weighted Average Stated Rate

Money market	$4,527,448	1.15%	$3,212,889	0.65%
Savings	703,687	0.81	743,742	0.81
NOW	—	—	18,214	0.12
Certificates of deposit	5,308,818	1.00	4,971,669	1.39
Deposits - interest bearing	$10,539,953		$8,946,514

 As of December 31, 2014 and 2013, there were $254 million and $160 million of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $16.1 million and $13.1 million at December 31, 2014 and 2013, respectively.

Non Interest Bearing

Non interest bearing deposits were $0.6 million and $55 million as of December 31, 2014 and 2013, respectively. For both periods these were comprised of money market accounts. The December 31, 2014 balance is related to our Employee Stock Purchase Plan account. See Note 14, “Stock Based Compensation Plans and Arrangements” for additional details regarding this plan.

Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us.
Excess cash is generally invested with the Federal Reserve on an overnight basis or in the Federal Reserve’s Term Deposit Facility, minimizing counterparty exposure on cash balances.
Our investment portfolio includes a small portfolio of mortgage-backed securities issued by government agencies and government-sponsored enterprises that are purchased to meet Community Reinvestment Act targets. Additionally, our investing activity is governed by Board-approved limits on the amount that is allowed to be invested with any one issuer based on the credit rating of the issuer, further minimizing our counterparty exposure. Counterparty credit risk is considered when valuing investments and considering impairment.
Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”), or clearinghouses for Over the Counter (“OTC”) derivatives. CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by the Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held or in addition to collateral posted.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of December 31 2014, $4.0 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of December 31, 2014.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$60,784
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	38.73%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s Baa	0.01%

Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by federal banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. Under the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.
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

	Actual		Well Capitalized Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2014:
Tier I Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%

As of December 31, 2013:
Tier I Capital (to Average Assets)	$1,221,416	11.7%	$521,973	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,221,416	16.4%	$446,860	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,289,497	17.3%	$745,374	>	10.0%

 Capital Management
The Bank seeks to remain well-capitalized at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the FDIC deposit insurance fund. The Bank is required by its regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the anticipated change in the Bank’s ownership structure, the quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses. We currently believe that current and projected capital levels are appropriate for the remainder of 2015. As our balance sheet grows in 2015, these ratios will decline but will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We expect significant asset growth subsequent to the Spin-Off. We do not plan to pay dividends on our common stock. We do not intend to initiate share repurchase programs as a means to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld in connection with award exercises and vesting under our employee stock based compensation plans. Our Board of Directors will periodically reconsider these matters.
On July 9, 2013, the FDIC Board of Directors approved an interim final rule that adopts new guidelines related to regulatory capital measurement and reporting. The interim final rule became effective January 2015. It strengthens both the quantity and quality of risk-based capital for all banks, placing greater emphasis on Tier 1 common equity capital. The Bank’s Capital Policy requires management monitor the new capital standards. Under the new guidelines, well-capitalized institutions must maintain a minimum Tier 1 Leverage ratio of 5 percent, a minimum Tier 1 common equity risk-based capital ratio of 6.5 percent, a minimum Tier 1 risk-based capital of 8 percent and minimum total risk-based capital of 10 percent. In addition, a capital conservation buffer will be phased in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625 percent of risk weighted assets for 2016, 1.25 percent for 2017, 1.875 percent for 2018 and 2.5 percent for 2019 and beyond, resulting in the following minimum ratios beginning in 2019: a Tier 1 common equity risk-based capital ratio of a minimum 7.0 percent, a Tier 1 capital ratio of a minimum 8.5 percent and a total risk-based capital ratio of a minimum 10.5 percent. Institutions that do not maintain the capital conservation buffer could face restrictions on dividend payments, share repurchases and the payment of discretionary bonuses.

As of December 31, 2014, the Bank had a Tier 1 leverage ratio of 11.5 percent, a Tier 1 risk-based capital ratio of 15.0 percent and total risk-based capital ratio of 15.9 percent, exceeding the current guidelines by a significant factor. Our ratios would also exceed the future guidelines if we calculated them today based on the new definitions of capital and risk-weighted assets.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends to the Company from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the Bank paid dividends of $120 million and $420 million, respectively, to an entity that is now a subsidiary of Navient. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at December 31, 2014. The interest rate charged to the Bank on these lines of credit is priced at the Fed Funds rate plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the years ended December 31, 2014 and 2013.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (“Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2014 and 2013, the lendable value of our collateral at the FRB totaled $1.4 billion and $900 million, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the years ended December 31, 2014 and 2013.

On December 19, 2014, we closed a new $750 million private asset backed commercial paper (“ABCP”) education loan funding facility.  Under FDIC guidelines, we are required to retain a 5 percent or $37.5 million ownership interest in the facility resulting in $712.5 million of funds being available for Private Education Loan originations.  The new facility had not been drawn on as of December 31, 2014 and the facility’s scheduled maturity date is December 18, 2015.
 Contractual Cash Obligations
The following table provides a summary of our contractual principal obligations associated with long-term Bank deposits at December 31, 2014.

December 31,
(Dollars in thousands)	2014
One year or less	$1,717,541
One to 3 years	1,992,349
3 to 5 years	1,422,631
Over 5 years	178,856
Total contractual cash obligations	$5,311,377

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with GAAP. Note 2, “Significant Accounting Policies” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying assumptions or conditions. On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. The most significant judgments, estimates and assumptions relate to the following critical accounting policies that are discussed in more detail below.
Allowance for Loan Losses

In determining the allowance for loan losses on our Private Education Loan non-TDR portfolio, we estimate the principal amount of loans that will default over the next year (one year being the expected period between a loss event and default) and how much we expect to recover over the same one year period related to the defaulted amount. The expected defaults less our expected recoveries adjusted for any qualitative factors (discussed below) equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.

In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer delinquency and default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We may also take certain other qualitative factors into consideration when calculating the allowance for loan losses. These qualitative factors include, but are not limited to, changes in the economic environment, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses.

Our non-TDR allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off (“migration analysis”). Once a charge-off forecast is estimated, a recovery assumption is layered on top.

In connection with the Spin-Off, we changed our charge-off policy for Private Education Loans to charging off loans when the loans reach 120 days delinquent. Pre-Spin-Off SLM default aversion strategies were focused on the final stages of delinquency, from 150 days to 212 days. Our default aversion strategies are now focused on loans that are 30 to 120 days delinquent. It is uncertain if our existing default aversion strategies will be as successful in this compressed collection timeframe. We implemented our 120 day collection strategy in April 2014. For the quarter ended December 31, 2014, we experienced some level of volatility in the rate at which we are able to cure delinquencies with borrowers as a result of temporary transitional issues related to the Bank servicing platform in October 2014.

The migration analysis model is based upon sixteen months of actual collection experience which includes seven months of collection experience using the 212 day charge off default aversion strategies and nine months of experience using the 120 day charge-off default aversion strategies. We only used collection data from the first four collection buckets for all sixteen months. This resulted in our inclusion of older periods when the accounts were not being aggressively collected in the 30 to 120 days delinquent buckets. We believe this is appropriate as we have very limited data since the change in collection practices to be confident that the positive trends will continue. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.

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

As part of concluding on the adequacy of the allowance for loan loss, we review key allowance and loan metrics. The most relevant of these metrics are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages.

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

2.
Education Loans - Our Private Education Loans and FFELP Loans are accounted for at cost or at the lower of cost or fair value if the loan is held-for-sale. The fair values of our student loans are disclosed in Note 15, “Fair Value Measurements.” For both Private Education Loans and FFELP Loans accounted for at cost, fair value is determined by modeling loan level cash flows using stated terms of the assets and internally developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, the amount funded by deposits versus equity, and required return on equity. Significant inputs into the models are not generally market-observable. They are either derived internally through a combination of historical experience and management’s expectation of future performance (in the case of prepayment speeds, default rates, and capital assumptions) or are obtained through external broker quotes (as in the case of cost of funds). When possible, market transactions are used to validate the model and, when appropriate, the model is calibrated to these market transactions.

For further information regarding the effect of our use of fair values on our results of operations, see Note 15, “Fair Value Measurements.”

Derivative Accounting
The most significant judgments related to derivative accounting are: (1) concluding the derivative is an effective hedge and qualifies for hedge accounting and (2) determining the fair value of certain derivatives and hedged items. To qualify for hedge accounting, a derivative must be concluded to be a highly effective hedge upon designation and on an ongoing basis. There are no “bright line” tests on what is considered a highly effective hedge. We use a historical regression analysis to prove ongoing and prospective hedge effectiveness. See the previous discussion in the section titled “Critical Accounting Policies and Estimates - Fair Value Measurement” for significant judgments related to the valuation of derivatives. Although some of our valuations are more judgmental than others, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. We view this as a critical control which helps validate these judgments. Any significant differences with our counterparties are identified and resolved appropriately.

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
If we have a variable interest in a Variable Interest Entity (“VIE”) and we have determined that we are the primary beneficiary, then we will consolidate the VIE. We are considered the primary beneficiary if we have both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment as it relates to determining the primary beneficiary of the VIEs. There are no “bright line” tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. In the third quarter 2014, we entered into our first securitization transaction. Based on our current relationship with this securitization trust, which is considered a VIE, we believe the assessment is more straightforward. As it relates to this transaction, our only continuing involvement is as the master servicer and administrator. An unrelated third party is responsible for the servicing of these assets (which means that the third party “has the power” to direct the activities of the trust) and another third party owns the Residual Interest (which means that the third party “has the obligation to absorb losses or receive benefits that could potentially be significant to the VIE”) of the securitization trust. As a result, we have determined that we are not the primary beneficiary of this trust.

Risk Management
Our Approach
Risk is inherent in our business activities and the specialized lending industry we serve. The ability of management to identify and remediate risk in a timely manner is critical to our continued success. Our risk management activities are designed to identify, remediate, control and monitor these risks and escalate as required to the Board of Directors or its committees.
Risk Oversight
Our Board of Directors and its standing committees oversee our overall strategic direction, including establishing our enterprise risk management (“ERM”) framework. The Board also has oversight of the procedures used for assessing the risks our businesses face as well as the risk management practices developed and utilized by the management team. We have established a robust framework to escalate to the Board any significant departures from the risk appetite statement in addition to any new and emerging risks.
The Board of Directors, with senior management, took significant steps to continue the development of the enterprise risk management function during 2014. Selected actions included the following:

•
The on-boarding of a Chief Risk Officer (“CRO”) to lead the enterprise risk management function. The CRO has accountability to the Risk Committee of the Board and is responsible for the effective administration and continued development of the function;

•	The adoption by the Board of Directors of a formal Enterprise Risk Management Policy to support compliance with the ERM framework;

•	The continued evolution of the internal risk oversight framework to achieve greater clarity and strengthen decision making; and

•	Continued investment in the ERM function to ensure it is fit for purpose for the challenges facing the business and the Industry.
The Governance Framework
Our overall objective pertaining to risk and control is to ensure all significant risks inherent in our business can be identified, remediated, controlled and monitored. To this end, we have adopted the “three lines of defense” governance framework. Specifically, the business units form the “first line of defense” and are the “owners” of risks present in our business activities. As the owners of risk, the first line of defense is accountable for the day-to-day execution of risk and control policy and procedures. The “second line of defense” (e.g. Enterprise Risk Management and Compliance) provides oversight of the execution by the first line of defense. Rather than focused on execution, the second line of defense is accountable for the related policy and standards executed upon by the first line of defense. Finally, the Internal Audit function comprises the “third line of defense.” The Internal Audit function provides opinions to the Board on the effectiveness of the first and second lines of defense. The lines of defense distinction determines accountabilities; the ERM framework contains the processes and infrastructure necessary to deliver on those accountabilities.

Key Roles and Responsibilities
Individual accountabilities for risk management are held at multiple levels of our organization, including the Board of Directors and its committees. These accountabilities are clearly articulated in terms of policies, committee charters and the ERM framework and its components. Each business or functional area within our organization is responsible for managing its specific risks utilizing agreed upon processes and procedures developed in collaboration with the risk management and control teams.
Board of Directors. The Board of Directors, directly and through its standing committees, is responsible for overseeing our overall strategic and business planning activities and, through the activities of its Risk Committee, providing oversight to our the risk and control activities. Specifically, the Board reviews and approves the ERM framework, its policy and governance components, annually. The Board requires management to provide periodic updates on compliance with the enterprise risk management framework as well as emerging or horizon risks.

Standing committees of our Board of Directors include Risk, Audit, Nominations, Governance & Compensation; Preferred Stock Committees, and a Compliance Committee of the Bank Board of Directors. Charters for each committee providing their specific responsibilities and areas of risk oversight are published at www.salliemae.com under “Investors-Corporate Governance.” Additional information regarding their activities and responsibilities will be contained in the “Corporate Governance” section of our proxy statement to be filed on Schedule 14A relating to our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) and is incorporated herein by reference.

Chief Executive Officer. The Chief Executive Officer is ultimately responsible for ensuring proper oversight, management and reporting to the Board of Directors regarding our risk management practices and the timely escalation of any significant issues. The Chief Executive Officer is responsible for setting the tone across the Company pertaining to risk management and overseeing business compliance with the ERM framework, the risk appetite statement and the annual business plan.

Chief Risk Officer. The Chief Risk Officer is responsible for the effectiveness of the ERM framework, the risk appetite statement and related governance components. Additionally, the CRO is responsible for establishing processes relating to risk reporting, issues management, escalation to the ERC and, as required, independent reporting to the Board.

Enterprise Risk Management Policy and Framework
The ERM Policy and framework are designed to provide a holistic perspective of risk and control performance across the Company. The Policy, which is approved annually by the Board of Directors, outlines the framework used to ensure that risk and control issues across the enterprise are identified, remediated, controlled and escalated. The Bank’s overall governance structure is organized to support the effective execution of the ERM framework and compliance with this Policy.
The risk appetite statement is a central component of the ERM framework. The risk appetite statement establishes the level of risk we are willing to accept within each risk category, described below, in pursuit of our business objectives. Our risk appetite is captured in a set of performance metrics specific to our business activities, both quantitative and qualitative. These metrics have corresponding thresholds and limits and are adopted as operating standards. Compliance with our risk appetite is monitored by our management-level Enterprise Risk Committee with escalation to the Risk Committee of the Board or the

Board of Directors, as appropriate. Our Board of Directors approves the risk appetite statement annually and requires that management provide periodic updates on compliance to the Risk Committee of our Board.

Board of Directors Committee Structure
We have a robust committee structure that facilitates oversight, effective challenge and escalation of risk and control issues. The structure was enhanced during 2014 to provide greater clarity to the governance process and strengthen decision making.
Risk Committee. The Risk Committee of the Board was established to assist the Board in fulfilling its oversight responsibilities of risk and controls. The Risk Committee recommends the ERM framework, Policies and governance structure to the Board of Directors for approval. The Risk Committee receives periodic updates on compliance with the ERM framework as well as emerging or horizon risks from the Enterprise Risk Committee.
Audit Committee. The Audit Committee is responsible for oversight of the Internal Audit function. In this capacity, the Audit Committee oversees the quality and integrity of our financial reporting process and financial statements; the qualifications, hiring, performance and independence of our independent registered accounting firm; the performance of the our Internal Audit function; our system of internal controls; and, our compliance with its Code of Business Conduct.
Nominations, Governance and Compensation Committee. In addition to other responsibilities as described in the 2014 Proxy Statement, the NGC Committee is to: 1) periodically review our compliance and performance against the risk measures and limits as contained in our Board approved risk appetite framework relating to our personnel, including compensation policies and practices, attrition and succession planning, and aspects of shareholder confidence relating to compensation policies, and assess whether any such risks are reasonably likely to have a materially adverse effect on us; and 2) periodically review our compliance and performance against the risk measures as contained in our Board approved risk appetite framework relating to political risk, reputational risk and governance risks as related to compliance with NASDAQ listing standards and applicable rules and regulations relating to Board of Directors and management composition, governance, and independence.
Preferred Stock Committee. The Preferred Stock Committee monitors and evaluates proposed actions that may impact the rights of holders of preferred stock.
Compliance Committee. The purpose of the Compliance Committee of the Board of the Bank is to assist the Board in: 1) overseeing the continuing maintenance and enhancement of a strong and sustainable compliance culture; 2) providing oversight of the compliance management system; 3) approving sound policies and objectives and effectively supervising all compliance - related activities; 4) ensuring that the Bank has a qualified Chief Compliance Officer with sufficient authority, independence and resources to administer an effective compliance management system; and 5) exercising and performing all other duties and responsibilities delegated to the Committee.

Management-Level Committee Structure
Enterprise Risk Committee. The Enterprise Risk Committee is authorized by the Board of Directors to provide management oversight of the ERM framework. The ERC is the conduit from management to the Board Risk Committee and provides for escalation in the instances of non-compliance with the framework. Additionally, the ERC is authorized to create sub - committees to assist in the fulfillment of its oversight activities. During 2014, we consolidated our management level risk oversight committees into three sub-committees of the ERC: Credit committee, Operational Risk committee and Asset and Liability Committee ("ALCO"). Each of these three standing sub-committees is comprised of subject matter experts from the senior management team and is accountable to the ERC. Moreover, these sub-committees may be supported by one or more working groups. These working groups include the Allowance for Loan Loss, Critical Accounting Assumptions and New Product and Services working groups.
Human Resources/ Incentive Compensation Plan Committee. Our Human Resources/ Incentive Compensation Plan ("ICP") Committee is comprised of a cross-functional team of senior officers from human resources, compliance, finance, customer service, legal, marketing, and risk who oversee our incentive compensation plans. The committee’s responsibilities include ensuring our incentive compensation plans do not incentivize our employees to take inappropriate risks which could impact our financial position and controls, reputation and operations; reviewing the annual risk assessment of our incentive compensation plans conducted by our Chief Compliance Officer, Chief Risk Officer, and audited by our Chief Audit Officer; and developing policies and procedures for the development and approval of new incentive compensation plans in line with our business goals and within acceptable risk parameters. The committee periodically reports to the Nominations, Governance, and Compensation Committee of our Board of Directors on our controls and reviews of our incentive compensation plans.

Disclosure Committee. Our Disclosure Committee reviews and approves content of periodic SEC reporting documents, earnings releases, investor materials and related disclosure policies and procedures.

Compliance Committee. Our Bank Compliance Committee oversees regulatory compliance risk management activities for the Company and its affiliates.

Internal Audit Risk Assessment
Internal Audit regularly monitors our various risk management and compliance efforts, identifies areas that may require increased focus and resources, and reports significant control issues and recommendations to executive management and the Audit Committee of the Board of Directors. Annually, Internal Audit performs an independent risk assessment to evaluate the risk of all significant components of the Company and uses the results to develop their annual Internal Audit plan. Additionally, Internal Audit performs selected reviews of both risk management and compliance functions, including key controls, processes and systems, in order to assess the effectiveness of the overall risk management framework.
Risk Categories

Our ERM framework is designed to address the following risk categories.

Credit Risk. Credit risk is the risk to earnings or capital resulting from an obligor’s failure to meet the terms of any contract with us or otherwise fail to perform as agreed. Credit risk is found in all activities where success depends on counterparty, issuer or borrower performance.

We have credit or counterparty risk exposure with borrowers and cosigners with whom we have made Private Education Loans, the various counterparties with whom we have entered into derivative contracts and the various issuers with whom we make investments. Credit and counterparty risks are overseen by our Chief Risk Officer, his staff and the management-level Credit Committee he chairs. Our Chief Risk Officer reports regularly to the Board’s Risk Committee as well as the Board of Directors.

The credit risk related to Private Education Loans is managed within a credit risk infrastructure which includes: (i) a well-defined underwriting, asset quality and collection policy framework; (ii) an ongoing monitoring and review process of portfolio concentration and trends; (iii) assignment and management of credit authorities and responsibilities; and (iv) establishment of an allowance for loan losses that covers estimated future losses based upon an analysis of portfolio metrics and economic factors.

Credit risk related to derivative contracts is managed by reviewing counterparties for credit strength on an ongoing basis and through our credit policies, which place limits on the amount of exposure we may take with any one counterparty and, in most cases, require collateral to secure the position. The credit and counterparty risk associated with derivatives is measured based on the replacement cost should the counterparty with contracts in a gain position to the Company fail to perform under the terms of the contract.

Operational Risk. Operational risk is the risk to earnings resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk is pervasive in that it exists in all business lines, functional units, legal entities and geographic locations, and it includes information technology risk, physical security risk on tangible assets, as well as regulatory, legal and governance risk.

Operational risk exposures are managed through a combination of business line management and enterprise-wide oversight. The management-level, Operational Risk Committee is the oversight body for operational risks and supports the ERC in its oversight duties. The subcommittee is responsible for escalation to the ERC, as appropriate. Additionally, operational risk metrics, thresholds and limits are included in the periodic reporting to the Risk Committee of our Board of Directors in the context of the ERM framework.

Regulatory, Legal and Governance Risk. Regulatory risk is the current and prospective risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards. Legal risk is the risk to earnings, capital or reputation manifested by claims made through the legal system and may arise from a product, a transaction, a business relationship, property (real, personal or intellectual), conduct of an employee or a change in law or regulation. Governance risk is the risk of not establishing and maintaining a control environment that aligns with stakeholder and regulatory expectations, including “tone at the top” and Board performance. These risks are inherent in all of our businesses. Regulatory, legal and governance risk are sub-sets of operational risk but have taken on greater significance in the current environment. We can be exposed to these risks in key areas such as our private education lending, servicing and collections if compliance with legal and regulatory requirements is not properly implemented, documented or tested, as well as when an oversight program does not include appropriate audit and control features.

Primary ownership and responsibility for legal and regulatory risk is placed with the business segments to manage their specific legal and regulatory risks. Our Compliance group supports these activities by providing extensive training, monitoring and testing of the processes, policies and procedures utilized by our business segments, maintaining consumer lending regulatory and information security policies and procedures, and working in close coordination with our Legal group. Our Operational Risk Committee has oversight over the establishment of standards related to our monitoring and control of legal and regulatory risks, and the Chief Risk Officer reports regularly to the Risk Committee of our Board of Directors.

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

Market Risk. Market risk is the risk to earnings or capital resulting from changes in market conditions, such as interest rates, credit spreads, commodity prices or other volatilities. We are exposed to various types of market risk, in particular the risk of loss resulting from interest rate risk, basis risk and other risks that arise through the management of our investment, debt and education loan portfolios. Market risk exposures are managed primarily through the management-level, Asset and Liability Committee ("ALCO") chaired by the Chief Financial Officer. The responsibilities of this committee include: maintaining oversight and responsibility for risks associated with managing our assets and liabilities, and recommending limits to be included in our risk appetite and investment structure. These activities are closely tied to those related to the management of our funding and liquidity risks. The Risk Committee of our Board of Directors periodically reviews and approves the investment and asset and liability management policies and contingency funding plan developed and administered by ALCO. The Risk Committee of our Board of Directors as well as our Chief Financial Officer report to the full Board of Directors on matters of market risk management.

Funding and Liquidity Risk. Funding and liquidity risk is the risk to earnings, capital or the conduct of our business arising from the inability to meet our obligations when they become due without incurring unacceptable losses, such as the ability to fund liability maturities and deposit withdrawals, or invest in future asset growth and business operations at reasonable market rates, as well as the inability to fund Private Education Loan originations. Our three primary liquidity needs include our ongoing ability to meet our funding needs for our businesses throughout market cycles, including during periods of financial stress and to minimize any mismatch between the maturity of assets and liabilities; our ongoing ability to fund originations of Private Education Loans; and servicing our indebtedness and bank deposits. Key objectives associated with our funding liquidity needs relate to our ability to access the capital markets at reasonable rates and to continue to maintain retail deposits and other funding sources through Sallie Mae Bank.

Our funding and liquidity risk management activities are centralized within our Corporate Finance department, which is responsible for planning and executing our funding activities and strategies. We analyze and monitor our liquidity risk, maintain excess liquidity and access diverse funding sources depending on current market conditions. Funding and liquidity risks are overseen and recommendations approved primarily through ALCO. The Risk Committee of our Board of Directors is responsible for periodically reviewing and approving the funding and liquidity positions and contingency funding plan developed and administered by ALCO. The Risk Committee of our Board of Directors also receives regular reports on our performance against funding and liquidity plans at each of its meetings.

Reputational and Political Risk. Reputational risk is the risk to shareholder value and growth from a negative perception, whether true or not, of an organization by its key stakeholders, the changing expectations of its stakeholders and/or inadequate internal coordination of business decisions. This could expose us to litigation, financial loss or other damage to our business or brand. Political risk addresses political changes that may affect the probability of achieving our business objectives.

Management proactively assesses and manages political and reputational risk. Post-spin, we are in the process of standing up our government relations function to manage our review of and response to all formal inquiries from members of Congress, state legislators, and their staff, as well as providing targeted messaging that reinforces our public policy goals. We review and consider political and reputational risks on an integrated basis in connection with the risk management oversight activities conducted in the various aspects of our business on matters as diverse as the launch of new products and services, our credit underwriting activities and how we fund operations. Our public relations, marketing and media teams constantly monitor print, electronic and social media to understand how we are perceived; actively provide assistance and support to our customers and other constituencies; and maintain and promote the value of our considerable corporate brand. Significant political and reputational risks are reported to and monitored by the management-level Enterprise Risk Committee and the Risk Committee of our Board of Directors. Our Legal, Government Relations and Compliance groups regularly meet and collaborate with our Media and Investor Relations teams to provide more coordinated monitoring and management of our political and reputational risks.

Strategic Risk. Strategic risk is the risk to shareholder value and growth trajectory from adverse business decisions and/or improper implementation of business strategies. Management must be able to develop and implement business strategies that leverage the organization’s core competencies, are structured appropriately and are achievable. Oversight for this strategic planning process is provided by the Executive Committee of the Board of Directors. Our performance, relative to our annual business plan, is regularly reviewed by management, the Board of Directors and its various committees.

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2014, 423 million shares were issued and outstanding and 60 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans. See Note 12, “Stockholders' Equity” to the consolidated financial statements contained in this Form 10-K, for additional details.

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

We continue to have significant exposures to risks related to Navient’s loan originations and its creditworthiness. If we are unable to obtain services, complete the transition of our origination operations as planned, or obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations and financial condition could be materially and adversely affected.

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

•
the agreement of the Company and Navient (i) not to engage in certain competitive business activities for a period of five years, (ii) as to the effect of the non-competition provisions on post-spin merger and acquisition activities of the parties and (iii) regarding “first look” opportunities; and

•
the creation of a governance structure, including a separation oversight committee of representatives from the Company and Navient, by which matters related to the separation and other transactions contemplated by the separation and distribution agreement will be monitored and managed.

Transition Services

During a transition period, Navient and its affiliates provided the Bank with significant servicing capabilities with respect to Private Education Loans held by the Company and its subsidiaries. On October 13, 2014, we transitioned the Private Education Loan servicing to our own platform. The last remaining significant operational transition left to be completed is the transition of the loan origination function. We anticipate the completion of this transition to occur in the first half of 2015. Beyond this transition period, it is currently anticipated that Navient will continue to service Private Education Loans owned by the Company or its subsidiaries with respect to individual borrowers who also have Private Education Loans which are owned by Navient, in order to optimize the customer’s experience. In addition, Navient will continue to service and collect the Bank’s portfolio of FFELP Loans indefinitely.

Indemnification Obligations

Navient has also agreed to be responsible, and indemnify us, for all claims, actions, damages, losses or expenses that may arise from the conduct of all activities of pre-Spin-Off SLM occurring prior to the Spin-Off other than those specifically excluded in the Separation and Distribution Agreement. Some significant examples of the types of indemnification obligations Navient has under the Separation and Distribution Agreement and related ancillary agreements include:

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2014 is $224 million. In addition, Navient has agreed to indemnify us for tax assessments incurred related to identified uncertain tax positions taken prior to the date of the Spin-Off. At December 31, 2014, we have recorded a receivable of $16 million related to this indemnification.

•	Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses operated or conducted prior to the Spin-Off.

•
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the 2014 FDIC Order. The 2014 FDIC Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the UDFI which was terminated on July 15, 2014. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the DOJ regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA. The DOJ Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. Navient is responsible for funding all liabilities, restitution and compensation under orders such as these, other than fines directly levied against the Bank.

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

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of the Company and Navient after the Spin-Off relating to taxes, including with respect to the payment of taxes, the preparation and filing of tax returns and the conduct of tax contests. Under this agreement, each party is generally liable for taxes attributable to its business. The agreement also addresses the allocation of tax liabilities that are incurred as a result of the Spin-Off and related transactions. Additionally, the agreement restricts the parties from taking certain actions that could prevent the Spin-Off from qualifying for the anticipated tax treatment.

Amended Loan Participation and Purchase Agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off but has been significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2014, we held approximately $117 million of Split Loans.

During the year ended December 31, 2014, the Bank separately sold loans to the Purchasers in the amount of $804,733 in principal and $5,683 in accrued interest income. During the years ended December 31, 2013 and 2012, the Bank sold loans to the Purchasers in the amount of $2,415,846 and $2,640,245, respectively, in principal and $67,018 and $77,685, respectively, in accrued interest income.

The gain resulting from loans sold was $35,848, $196,593 and $235,202 in the years ended December 31, 2014, 2013 and 2012, respectively. Total write-downs to fair value for loans sold with a fair value lower than par totaled $53,484, $68,410 and $28,694 in the years ended December 31, 2014, 2013 and 2012, respectively. Navient is the servicer for all of these loans.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity Analysis
Our interest rate risk management program seeks to manage and control interest rate risk, thereby reducing our exposure to fluctuations in interest rates and achieving consistent and acceptable levels of profit in any rate environment, and sustainable growth in net interest income over the long term. We evaluate and monitor interest rate risk through two primary methods:
•Earnings at Risk (“EAR”), which measures the impact of hypothetical changes in interest rates on net interest income; and
•Economic Value of Equity (“EVE”), which measures the sensitivity or change in the economic value of equity to changes in interest rates.
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. The majority of the Bank’s assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered the core rate in our interest rate risk analysis with other interest rate changes correlated to this rate through a detailed statistical analysis. In addition, each rate is modeled with a floor which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both shocks and ramps. Shocks represent an immediate and sustained change in 1-month LIBOR plus the resulting changes in other indexes correlated accordingly. Ramps represent a linear increase in 1-month LIBOR over the course of 12 months plus the resulting changes in other indexes correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at December 31, 2014 and 2013, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in 2015.

	December 31,
	2014		2013
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+7.6%	+2.4%	+12.9%	+4.2%
EAR - Ramp	+5.9%	+1.8%	+10.0%	+3.0%
EVE	-2.7%	-1.5%	-0.4%	+0.1%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our assets with liabilities of similar interest rate repricing characteristics. This funding objective is frequently obtained through the use of derivatives. Uncertainty in loan repayment cash flows and the pricing behavior of our non-maturity retail deposits pose challenges in achieving our interest rate risk objectives. In addition to these considerations, we can have a mismatch in the index (including the frequency of reset) of floating rate debt versus floating rate assets.
As part of its suite of financial products, the Bank offers fixed-rate Private Student Loans. As with other Private Student Loans, the term to maturity is lengthy, and the customer has the option to repay the loan faster than the promissory note requires. A portion of the fixed-rate loans have been hedged with derivatives, which have been used to convert a portion of variable rate funding to fixed-rate to match the anticipated cash flows of these loans. Any unhedged position arising from the fixed-rate loan portfolio is monitored and modeled to ensure that the interest rate risk does not cause the organization to exceed its policy limits for earnings at risk or for the value of equity at risk.
In the preceding tables the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans which exceeds the mix of fully variable funding, which includes brokered CDs which have been converted to

LIBOR through derivative transactions. The analysis does not anticipate that retail MMDA or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Partially offsetting this asset sensitive position, is (i) the impact of FFELP loans which receive Floor Income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of a portion of our fixed-rate loans which have not been fully match-funded through derivative transactions. The overall asset-sensitive position will generally cause net interest income to increase when interest rates rise.
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
Asset and Liability Funding Gap
The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2014. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in billions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$0.2	$—	$0.2
3-month LIBOR	quarterly	—	0.4	(0.4)
1-month LIBOR	monthly	6.9	3.8	3.1
1-month LIBOR	weekly	—	0.6	(0.6)
1-month LIBOR	daily	1.1	—	1.1
Non-Discrete reset(2)	daily/weekly	2.4	2.8	(0.4)
Fixed-Rate(3)		2.4	5.4	(3.0)
Total		$13.0	$13.0	$—

(1)	Funding (by index) includes all derivatives that qualify as hedges.

(2)	Assets include restricted and unrestricted cash equivalents and other overnight type instruments. Funding includes liquid retail deposits and the obligation to return cash collateral held related to derivatives exposures.

(3)	Assets include receivables and other assets (including premiums and reserves). Funding includes unswapped time deposits, liquid MMDA's swapped to fixed-rates and stockholders' equity.
The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR assets with fixed-rate and Non-Discrete funding. We consider the risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio which we have significant flexibility to reprice at any time, and the funding in the fixed bucket includes $1.4 billion of equity and $0.6 billion of non interest bearing liabilities.
We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or have interest rate characteristics that we believe are highly correlated. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe this risk is low, as all of these indices, are short-term with rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in recent years) can lead to a temporary divergence between indices resulting in a negative impact to our earnings.
Weighted Average Life
The following table reflects the weighted average life of our earning assets and liabilities at December 31, 2014.

Weighted
Average
(Averages in Years)	Life
Earning assets
Student loans	6.2
Cash and investments	0.4
Total earning assets	5.0

Deposits
Short-term deposits	0.1
Long-term deposits	3.3
Total deposits	1.2

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective.
KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report, which appears below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
Before the Spin-Off, the Company relied on the controls and resources of pre-Spin-Off SLM for internal control over financial reporting. In conjunction with the Spin-Off, several areas of internal control over financial reporting have changed. We have implemented our own financial, information technology, administrative, and other support systems as well as new corporate oversight functions, primarily through the retention of pre-Spin-Off SLM personnel, policies and procedures within the Company and giving consideration to the significantly smaller size of the Company post-Spin-Off.
Other than those noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Adoption of COSO 2013
On May 14, 2013, COSO released its revisions and updates to the 1992 document Internal Control - Integrated Framework. COSO’s goal in updating the framework was to increase its relevance in the increasingly complex and global business environment so that organizations can better design, implement, and assess internal control.
Given the significant amount of effort required in 2014 to accomplish the Spin-Off, we decided to delay the implementation of COSO 2013 until 2015. We believe this decision was prudent given the level of effort required to implement the new framework during a period of significant change at the Company.

Item 9B. Other Information
Nothing to report.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the 2015 Proxy Statement, including information appearing in the sections titled “Proposal 1 — Election of Directors,” “Executive Officers,” “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the 2015 Proxy Statement, is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the 2015 Proxy Statement, including information appearing in the sections titled “Executive Compensation” and “Director Compensation” in the 2015 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the 2015 Proxy Statement, including information appearing in the sections titled “Equity Compensation Plan Information,” “Ownership of Common Stock” and “Ownership of Common Stock by Directors and Executive Officers” in the 2015 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained in the 2015 Proxy Statement, including information appearing under “Other Matters — Certain Relationships and Transactions” and “Corporate Governance” in the 2015 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the 2015 Proxy Statement, including information appearing under “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement, is incorporated herein by reference.

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

(b)  Exhibits

3.1*	Restated Certificate of Incorporation of the Company, dated February 25, 2015.

3.2	Amended and Restated By-Laws of the Company effective September 27, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on October 22, 2014).

10.14†
Retainer Agreement between Anthony P. Terracciano and the Company, dated January 7, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.2†
Amendment to Retainer Agreement Anthony Terracciano and the Company, dated December 24, 2009 (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed on February 26, 2010).

10.3†
Second Amendment to Retainer Agreement between Anthony P. Terracciano and the Company, dated September 23, 2010 (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.4†	Employment Agreement between John F. Remondi and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008).

10.5†	Employment Agreement between Joseph DePaulo and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.6†	Form of SLM Corporation Executive Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.7†	Form of SLM Corporation Change in Control Severance Plan for Senior Officers (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2011).

10.8†	Form of Director’s Indemnification Agreement (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.9†	Sallie Mae Supplemental 401(k) Savings Plan (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.10†
Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2009 (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.11†	SLM Corporation Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed on February 27, 2012).

10.12†	Amended and Restated SLM Corporation Incentive Plan (incorporated by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.13†	Director’s Stock Plan (incorporated by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K (file no. 001-13251) filed on May 25, 2005).

10.14†
Form of SLM Corporation Incentive Stock Plan Stock Option Agreement, Net-Settled, Performance Vested Options, 2009 (incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on March 2, 2009).

10.15†	SLM Corporation Directors Equity Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.16†	SLM Corporation 2009-2012 Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (File No. 333-159447) filed on May 22, 2009).

10.17†
Form of SLM Corporation Directors Equity Plan Non-Employee Director Stock Option Agreement - 2009 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2009).

10.18†
Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options - 2010 (incorporated by reference to Exhibit 10. 7 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.19†
Form of SLM Corporation 2009-2012 Incentive Plan Performance Stock Award Term Sheet, Time Vested - 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2010).

10.20†	Amendment to Stock Option and Restricted/Performance Stock Terms (incorporated by reference to Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.21†
Form of SLM Corporation 2009-2012 Incentive Plan Stock Option Agreement, Net Settled, Time Vested Options - 2011 (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.22†
Form of SLM Corporation 2009-2012 Incentive Plan Restricted Stock and Restricted Stock Unit Term Sheet, Time Vested - 2011 (incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on February 28, 2011).

10.23†
Form of SLM Corporation 2009-2012 Incentive Plan, Performance Stock Unit Term Sheet - 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.24†
Form of SLM Corporation 2009-2012 Incentive Plan, Bonus Restricted Stock Unit Term Sheet - 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.25†
Form of SLM Corporation 2009-2012 Incentive Plan, Stock Option Agreement, Net Settled Options - 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2012).

10.26†	SLM Corporation 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders filed on April 13, 2012).

10.27†
Amended and Restated Sallie Mae Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders filed on April 13, 2012).

10.28†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Performance Stock Unit Term Sheet - 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.29†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet - 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.30†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Stock Option Agreement, Net Settled Options-2013 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.31†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement - 2013 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.32†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Stock Option Agreement - 2013 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2013).

10.33†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2013 (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on February 19, 2014).

10.34†	Letter Agreement, dated January 15, 2014 with Raymond J. Quinlan (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed on February 19, 2014).

10.35†
SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - Raymond J. Quinlan Signing Award (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on February 19, 2014).

10.36†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet - 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.37†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.38†	Employment Agreement, dated April 21, 2014 between Laurent C. Lutz and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2014).

10.39†	Sallie Mae Employee Stock Purchase Plan, Amended and Restated as of June 25, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2014).

10.40†
Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on July 24, 2014).

10.41†*	Letter Agreement, dated April 24, 2014, with Jeffrey Dale.

10.42†*	SLM Corporation Deferred Compensation Plan for Key Employees (as Established Effective May 1, 2014).

10.43†*	SLM Corporation Deferred Compensation Plan for Directors (as Established Effective May, 2014).

10.44†*	Sallie Mae 401(k) Savings Plan (Effective as of April 30, 2014).

10.45†*	Amendment to the Sallie Mae 401(k) Savings Plan, dated December 21, 2014.

10.46†*	Sallie Mae Supplemental 401(k) Savings Plan, Amended and Restated as of May 1, 2014.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management Contract or Compensatory Plan or Arrangement

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: February 26, 2015

SLM CORPORATION

By:	/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan Executive Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ RAYMOND J. QUINLAN
Raymond J. Quinlan	Executive Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2015

/S/ STEVEN J. MCGARRY
Steven J. McGarry	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/S/ JONATHAN R. BOYLES
Jonathan R. Boyles	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2015
/S/ PAUL G. CHILD
Paul G. Child	Director	February 26, 2015

/S/ MARY CARTER WARREN FRANKE
Mary Carter Warren Franke	Director	February 26, 2015

/S/ EARL A. GOODE
Earl A. Goode	Director	February 26, 2015

/S/ RONALD F. HUNT
Ronald F. Hunt	Director	February 26, 2015

/S/ MARIANNE M. KELER
Marianne M. Keler	Director	February 26, 2015

/S/ JED H. PITCHER
Jed H. Pitcher	Director	February 26, 2015

/S/ FRANK C. PULEO
Frank C. Puleo	Director	February 26, 2015

/S/ WILLIAM N. SHIEBLER
William N. Shiebler	Director	February 26, 2015

/S/ ROBERT S. STRONG
Robert S. Strong	Director	February 26, 2015

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SLM Corporation:
We have audited SLM Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the SLM Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
SLM Corporation:
We have audited the accompanying consolidated balance sheets of SLM Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SLM Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 26, 2015

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$2,359,780	$2,182,865
Available-for-sale investments at fair value (cost of $167,740 and $106,977, respectively)	168,934	102,105
Loans held for investment (net of allowance for losses of $83,842 and $68,081, respectively)	9,509,786	7,931,377
Other interest-earning assets	77,283	4,355
Accrued interest receivable	469,697	356,283
Premises and equipment, net	78,470	74,188
Acquired intangible assets, net	3,225	6,515
Tax indemnification receivable	240,311	—
Other assets	64,757	48,976
Total assets	$12,972,243	$10,706,664

Liabilities
Deposits	$10,540,555	$9,001,550
Income taxes payable, net	191,499	162,205
Upromise related liabilities	293,004	307,518
Other liabilities	117,227	69,248
Total liabilities	11,142,285	9,540,521
Commitments and contingencies
Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 0 shares issued, respectively, at stated value of $50 per share	165,000	—
Series B: 4 million and 0 shares issued, respectively, at stated value of $100 per share	400,000	—
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 425 million and 0 shares, issued, respectively	84,961	—
Additional paid-in capital	1,090,511	—
Navient's subsidiary investment	—	1,164,495
Accumulated other comprehensive loss (net of tax benefit $(7,186) and $(1,849), respectively)	(11,393)	(3,024)
Retained earnings	113,066	—
Total SLM Corporation's stockholders' equity before treasury stock	1,842,145	1,161,471
Less: Common stock held in treasury at cost: 1 million and 0 shares, respectively	(12,187)	—
Total SLM Corporation stockholders' equity	1,829,958	1,161,471
Noncontrolling interest	—	4,672
Total equity	1,829,958	1,166,143
Total liabilities and equity	$12,972,243	$10,706,664

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Interest income:
Loans	$660,792	$527,257	$462,642
Investments	8,913	20,090	26,340
Cash and cash equivalents	4,589	3,853	2,299
Total interest income	674,294	551,200	491,281
Interest expense:
Deposits	95,774	88,019	82,173
Other interest expense	41	1,066	739
Total interest expense	95,815	89,085	82,912
Net interest income	578,479	462,115	408,369
Less: provisions for loan losses	85,529	69,339	66,116
Net interest income after provisions for loan losses	492,950	392,776	342,253
Noninterest income:
Gains on sales of loans, net	121,359	196,593	235,202
Gains on sales of securities	—	63,813	129
(Losses) gains on derivatives and hedging activities, net	(3,996)	640	(5,461)
Other	39,921	37,222	36,641
Total noninterest income	157,284	298,268	266,511
Expenses:
Compensation and benefits	129,709	106,799	109,575
Other operating expenses	145,172	163,675	144,195
Total operating expenses	274,881	270,474	253,770
Acquired intangible asset impairment and amortization expense	3,290	3,317	13,125
Restructuring and other reorganization expenses	38,311	726	—
Total expenses	316,482	274,517	266,895
Income before income tax expense	333,752	416,527	341,869
Income tax expense	139,967	158,934	126,143
Net income	193,785	257,593	215,726
Less: net loss attributable to noncontrolling interest	(434)	(1,352)	(1,894)
Net income attributable to SLM Corporation	194,219	258,945	217,620
Preferred stock dividends	12,933	—	—
Net income attributable to SLM Corporation common stock	$181,286	$258,945	$217,620
Basic earnings per common share attributable to SLM Corporation	$0.43	$0.59	$0.46
Average common shares outstanding	423,970	440,108	476,118
Diluted earnings per common share attributable to SLM Corporation	$0.42	$0.58	$0.45
Average common and common equivalent shares outstanding	432,269	448,549	482,892
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$193,785	$257,593	$215,726
Other comprehensive income (loss):
Unrealized gains (losses) on investments:
Unrealized gain on investments	6,066	35,802	22,264
Reclassification adjustments for (gain) on sale of available-for-sale securities included in other income	—	(63,813)	(129)
Total unrealized gains (losses) on investments	6,066	(28,011)	22,135
Unrealized losses on cash flow hedges	(19,772)	—	—
Total unrealized gains (losses)	(13,706)	(28,011)	22,135
Income tax benefit (expense)	5,337	10,639	(8,409)
Other comprehensive income (loss), net of tax benefit (expense)	(8,369)	(17,372)	13,726
Comprehensive income	185,416	240,221	229,452
Less: comprehensive loss attributable to noncontrolling interest	(434)	(1,352)	(1,894)
Total comprehensive income attributable to SLM Corporation	$185,850	$241,573	$231,346

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Total SLM Corporation Equity	Non-controlling Interest	Total Equity

Balance at December 31, 2011	$1,235,318	$622	$1,235,940	$7,918	$1,243,858
Net income (loss)	217,620	—	217,620	(1,894)	215,726
Other comprehensive income, net of tax	—	13,726	13,726	—	13,726
Total comprehensive income (loss)			231,346	(1,894)	229,452

Net transfers to affiliate	(384,010)	—	(384,010)	—	(384,010)
Balance at December 31, 2012	$1,068,928	$14,348	$1,083,276	$6,024	$1,089,300

Balance at December 31, 2012	$1,068,928	$14,348	$1,083,276	$6,024	$1,089,300
Net income (loss)	258,945	—	258,945	(1,352)	257,593
Other comprehensive loss, net of tax	—	(17,372)	(17,372)	—	(17,372)
Total comprehensive income (loss)			241,573	(1,352)	240,221

Net transfers to affiliate	(163,378)	—	(163,378)	—	(163,378)
Balance at December 31, 2013	$1,164,495	$(3,024)	$1,161,471	$4,672	$1,166,143

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity	Non-controlling interest	Total Equity
Balance at December 31, 2013	—	—	—	—	$—	$—	$—	$1,164,495	$(3,024)	$—	$—	$1,161,471	$4,672	$1,166,143
Net income (loss)	—	—	—	—	—	—	—	68,173	—	126,046	—	194,219	(434)	193,785
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(8,369)	—	—	(8,369)	—	(8,369)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	185,850	(434)	185,416
Net transfers from affiliate	—	—	—	—	—	—	—	479,409	—	—	—	479,409	—	479,409
Separation adjustments related to Spin-Off of Navient Corporation	7,300,000	422,790,320	—	422,790,320	565,000	84,558	1,062,519	(1,712,077)	—	—	—	—	—	—
Sale of non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(4,238)	(4,238)
Cash dividends:
Preferred Stock, series A ($2.61 per share)	—	—	—	—	—	—	—	—	—	(7,667)	—	(7,667)	—	(7,667)
Preferred Stock, series B ($1.47 per share)	—	—	—	—	—	—	—	—	—	(5,266)	—	(5,266)	—	(5,266)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	47	—	—	(47)		—	—	—
Issuance of common shares	—	2,013,805	—	2,013,805	—	403	8,280	—	—	—	—	8,683	—	8,683
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	3,271	—	—	—	—	3,271	—	3,271
Stock-based compensation expense	—	—	—	—	—	—	16,394	—	—	—	—	16,394	—	16,394
Shares repurchased related to employee stock-based compensation plans	—	—	(1,365,277)	(1,365,277)	—	—	—	—	—	—	(12,187)	(12,187)	—	(12,187)
Balance at December 31, 2014	7,300,000	424,804,125	(1,365,277)	423,438,848	$565,000	$84,961	$1,090,511	$—	$(11,393)	$113,066	$(12,187)	$1,829,958	$—	$1,829,958
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net income	$193,785	$257,593	$215,726
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provisions for loan losses	85,529	69,339	66,116
Valuation allowance on loans held for sale	—	—	275
Deferred tax (benefit) provision	(40,888)	14,567	(11,015)
Amortization of FDIC fees	—	1,046	3,897
Amortization of brokered deposit placement fee	10,164	9,754	8,416
Amortization of deferred loan origination costs and fees, net	1,995	2,199	5,337
Net accretion of discount on investments	633	(7,187)	(10,058)
Depreciation of premises and equipment	6,099	5,059	6,837
Amortization and impairment of acquired intangibles	3,290	3,317	13,125
Stock-based compensation expense	24,971	15,681	19,102
Interest rate swap	1,214	(324)	5,411
Gains on sales of loans held for sale	—	—	(167)
Gains on sale of securities	—	(63,813)	(129)
Gains on sale of loans, net	(121,359)	(196,593)	(235,202)
Changes in operating assets and liabilities:
Net decrease in loans held for sale	6,519	3,628	61,275
Origination of loans held for sale	(6,519)	(3,628)	(61,275)
Increase in accrued interest receivable	(331,014)	(281,856)	(168,146)
(Increase) decrease in other interest-earning assets	(72,928)	97	158
Decrease in tax indemnification receivable	38,820	—	—
Increase in other assets	(24,959)	(2,357)	(7,008)
(Decrease) increase in income tax payable	(221,222)	56,784	88,803
Increase in accrued interest payable	2,985	239	2,095
Increase in payable due to entity that is a subsidiary of Navient	8,764	147,379	96,591
(Decrease) increase in other liabilities	(2,652)	39,096	(614)
Total adjustments	(630,558)	(187,573)	(116,176)
Total net cash (used in) provided by operating activities	(436,773)	70,020	99,550
Investing activities
Student loans acquired and originated	(4,094,790)	(4,387,093)	(4,251,595)
Net proceeds from sales of student loans held for investment	2,001,625	2,546,940	2,789,822
Proceeds from claim payments	127,869	82,615	4,219
Net decrease in loans held for investment	638,321	490,791	460,216
Purchases of available-for-sale securities	(72,049)	(62,097)	(33,053)
Proceeds from sales and maturities of available-for-sale securities	10,653	597,728	27,017
Total net cash used in investing activities	(1,388,371)	(731,116)	(1,003,374)
Financing activities
Brokered deposit placement fee	(15,098)	(12,114)	(16,484)
Net increase in certificates of deposit	340,225	535,456	395,304
Net increase in other deposits	1,207,487	1,126,673	1,109,886
Net decrease in deposits with entity that is a subsidiary of Navient	(5,633)	(126,923)	(12,166)
Special cash contribution from Navient	472,718	—	—
Net capital contributions from entity that is a subsidiary of Navient	12,022	(164,471)	(20,419)
Excess tax benefit from the exercise of stock-based awards	3,271	6,258	891
Preferred stock dividends paid	(12,933)	—	—

Dividend paid to entity that is a subsidiary of Navient	—	(120,000)	(420,000)
Net cash provided by financing activities	2,002,059	1,244,879	1,037,012
Net increase in cash and cash equivalents	176,915	583,783	133,188
Cash and cash equivalents at beginning of year	2,182,865	1,599,082	1,465,894
Cash and cash equivalents at end of year	$2,359,780	$2,182,865	$1,599,082
Cash disbursements made for:
Interest	$90,329	$76,901	$75,250
Income taxes paid	$401,834	$81,194	$47,378
Income taxes received	$(3,015)	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1.	Organization and Business

SLM Corporation (“Sallie Mae,” “SLM,” the “Company,” “we” or “us”) is a holding company that operates through a number of subsidiaries. Its predecessor was formed in 1972 as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by providing liquidity to the education loan marketplace. On December 29, 2004, we terminated the federal charter, incorporated SLM Corporation as a Delaware corporation, and subsequently dissolved the GSE.

Our primary business is to originate, service and collect loans we make to students and their families to finance the cost of their education. Since July 2010, we have originated only Private Education Loans. We use “Private Education Loans” to mean education loans to students or their families that are non-federal loans and loans not insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). The core of our marketing strategy is to generate Private Education Loan originations by promoting our products on campus through the financial aid office and through direct marketing to students and their families. Since the beginning of 2006, virtually all of our Private Education Loans have been originated and funded by Sallie Mae Bank (the “Bank”), a Utah industrial bank subsidiary, which is regulated by the Utah Department of Financial Institutions (“UDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). We also operate Upromise, Inc. (“Upromise”), a consumer savings network that provides financial rewards on everyday purchases to help families save for college.

On April 30, 2014, we completed our plan to separate into two distinct publicly traded entities—an education loan management, servicing and asset recovery business, Navient Corporation (“Navient”), and a consumer banking business, SLM Corporation. The separation of Navient from SLM Corporation (the “Spin-Off”) was preceded by an internal corporate reorganization, which was the first step to separate the education loan management, servicing and asset recovery business from the consumer banking business.  As a result of a holding company merger under Section 251(g) of the Delaware General Corporation Law (“DGCL”), which is referred to herein as the “SLM Merger,” all of the shares of then existing SLM Corporation’s common stock were converted, on a 1-to-1 basis, into shares of common stock of New BLC Corporation, a newly formed company that was a subsidiary of pre-Spin-Off SLM Corporation (“pre-Spin-Off SLM”), and, pursuant to the SLM Merger, New BLC Corporation replaced then existing SLM Corporation as the publicly traded registrant and changed its name to SLM Corporation. As part of the internal corporate reorganization, the assets and liabilities associated with the education loan management, servicing and asset recovery business were transferred to Navient, and those assets and liabilities associated with the consumer banking business remained with or were transferred to the newly constituted SLM Corporation. The separation and distribution were accounted for on a substantially tax-free basis.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2. Significant Accounting Policies

Basis of Presentation
The financial reporting and accounting policies of SLM Corporation conform to generally accepted accounting principles in the United States of America (“GAAP”). In conjunction with the Spin-Off, our consolidated financial statements are comprised of financial information relating to the Bank and Upromise. We use “Private Education Loans” to mean education loans to students or their families that are non-federal loans and loans not insured or guaranteed under the previously existing Federal Family Education Loan Program (“FFELP”). Also included in our financial statements, for periods before the Spin-Off, are certain general corporate overhead expenses allocated to the Company.
The timing and steps necessary to complete the Spin-Off and comply with the Securities and Exchange Commission (“SEC”) reporting requirements, including the replacement of pre-Spin-Off SLM Corporation with our current publicly traded registrant, have resulted in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 19, 2014, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 12, 2014, providing business results and financial information for the periods reported therein on the basis of the consolidated businesses of pre-Spin-Off SLM. While information contained in those prior reports may provide meaningful historical context for our business, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 was our first periodic report made on the basis of the post-Spin-Off business.
At the time of the Spin-Off, we had a targeted starting equity balance of $1,710 million. To achieve the targeted equity balance we retained $565 million of preferred stock and approximately $473 million of cash to offset the obligations attributable to the principal of Series A Preferred Stock and the Series B Preferred Stock, which are substantially similar in all respects to pre-Spin-Off SLM's respective series of preferred stock.
For periods before the Spin-Off, these financial statements are presented on a basis of accounting that reflects a change in reporting entity and have been adjusted for the effects of the Spin-Off. These carve-out financial statements and selected financial information represent only those operations, assets, liabilities and equity that form Sallie Mae on a stand-alone basis. Because the Spin-Off occurred on April 30, 2014, these financial statements include the carved out financial results for the first four months of 2014. All prior period amounts represent comparably determined carved-out amounts.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include the valuation of allowance for loan losses, fair value measurements and derivative accounting.
Consolidation
The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions.
 Cash and Cash Equivalents
Cash and cash equivalents include cash held in the Federal Reserve Bank of San Francisco (“FRB”) and commercial bank accounts, and other short-term liquid instruments with original maturities of three months or less. Fees associated with investing cash and cash equivalents are amortized into interest income using the effective interest rate method.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

Investments
Investments include mortgage-backed securities in 2014, and asset-backed securities and mortgage-backed securities in 2013 and 2012. We record our investment purchases and sales on a trade date basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. We classify all of our investments with readily determinable fair values as trading, available-for-sale or held-to-maturity.
Investments that are not categorized as trading or held-to-maturity are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale investments are recorded in equity and are reported as a component of other comprehensive income/(loss), net of applicable income taxes, unless a decline in the investment’s value is considered to be other-than-temporary, in which case the loss is recorded directly to earnings.
Management reviews all investments at least quarterly to determine whether any impairment is other-than-temporary. Impairment is evaluated by considering several factors including the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain the investment to allow for an anticipated recovery in fair value. If, based on the analysis, it is determined that the impairment is other-than-temporary, the investment is written down to fair value and a loss is recognized through earnings.
Loans Held for Investment
Loans, consisting of Private Education Loans and FFELP loans, that we have the ability and intent to hold for the foreseeable future are classified as held for investment, and are carried at amortized cost. Amortized cost includes the unamortized premiums, discounts, and capitalized origination costs and fees, all of which are amortized to interest income as discussed under “Loan Interest Income.” Loans which are held for investment are reported net of an allowance for loan losses.
Prior to the Spin-Off, we participated in FFELP rehabilitation loan auctions whereby we bid on portfolios of rehabilitated FFELP loans offered for sale by guarantors. For a loan to be eligible for rehabilitation, the guaranty agency must have received reasonable and affordable payments for 9 out of 10 months, at which time the borrower may request that the loan be rehabilitated. Because monthly payments are usually greater after rehabilitation, not all borrowers request rehabilitation. Upon rehabilitation, a borrower is again eligible for all of the benefits under the Higher Education Act that he or she was not eligible as a borrower on a defaulted loan, such as new federal aid, and the default on the borrower’s credit record is expunged. No student loan may be rehabilitated more than once. We purchased $7,464 and $474,293 of these loans in 2014 and 2013, respectively, at 101.67 percent to 95 percent of par value. These loans are subject to our Allowance for Loan Loss reserve methodology. We no longer intend to purchase any FFELP loans.
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
We analyze our portfolios to determine the effects that the various stages of delinquency and forbearance have on borrower default behavior and ultimate charge off. We estimate the allowance for loan losses for our loan portfolios using migration analysis of delinquent and current accounts. A migration analyses is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. We also take into account the current and future economic environment and certain other qualitative factors when calculating the allowance for loan losses.
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Our default estimates are based on a loss confirmation period of one year for Private Education Loans and two years for FFELP Loans. A loss confirmation period represents the expected period between a loss

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

event and when management considers the debt to be uncollectible, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance. The loss confirmation period underlying the allowance for loan losses is subject to a number of assumptions. If actual future performance in delinquency, charge-offs and recoveries are significantly different than estimated, or account management assumptions or practices were to change, this could materially affect the estimate of the allowance for loan losses, the timing of when losses are recognized, and the related provision for loan losses on our consolidated statements of income.
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
In determining the allowance for loan losses on our Private Education Loan non-troubled debt restructuring (“TDR”) portfolio, we estimate the principal amount of loans that will default over the next year (one year being the expected period between a loss event and default) and how much we expect to recover over the same one year period related to the defaulted amount. The expected defaults less our expected recoveries adjusted for any qualitative factors (discussed below) equal the allowance related to this portfolio. Our historical experience indicates that, on average, the time between the date that a customer experiences a default causing event (i.e., the loss trigger event) and the date that we charge off the unrecoverable portion of that loan is one year.
In estimating both the non-TDR and TDR allowance amounts, we start with historical experience of customer delinquency and default behavior. We make judgments about which historical period to start with and then make further judgments about whether that historical experience is representative of future expectations and whether additional adjustments may be needed to those historical default rates. We may also take certain other qualitative factors into consideration when calculating the allowance for loan losses. These qualitative factors include, but are not limited to, changes in the economic environment, changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices not already included in the analysis, and the effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses.
Our non-TDR allowance for loan losses is estimated using an analysis of delinquent and current accounts. Our model is used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off (“migration analysis”). Once a charge-off forecast is estimated, a recovery assumption is layered on top. In estimating recoveries, we use both estimates of what we would receive from the sale of delinquent loans as well as historical borrower payment behavior to estimate the timing and amount of future recoveries on charged-off loans.
The migration analysis model is based upon sixteen months of actual collection experience, which includes seven months of collection experience using the 212 day charge-off default aversion strategies and nine months of experience using the 120 day charge-off default aversion strategies. We only used collection data from the first four collection buckets for all sixteen months. This resulted in our inclusion of older periods when the accounts were not being aggressively collected in the 30 to 120 days delinquent buckets. We believe this is appropriate as we have very limited data since the change in collection practices to be confident that the positive trends will continue. Once the quantitative calculation is performed, we review the adequacy of the allowance for loan losses and determine if qualitative adjustments need to be considered.
Prior to the Spin-Off, the Bank exercised its right and sold substantially all of the Private Education Loans it originated that became delinquent or were granted forbearance to an entity that is now a subsidiary of Navient at its fair value. Because of this arrangement, the Bank did not hold many loans in forbearance. As a result, the Bank had very little historical forbearance activity and very few delinquencies.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2014, we held approximately $117 million of Split Loans.
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
Troubled Debt Restructurings (“TDRs”)
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
Key Credit Quality Indicators
We determine the collectability of our Private Education Loan portfolio by evaluating certain risk characteristics. We consider credit score, existence of a cosigner, loan status and loan seasoning as the key credit quality indicators because they have the most significant effect on the determination of the adequacy of our allowance for loan losses. Credit scores are an indicator of the creditworthiness of a borrower and the higher the credit score the more likely it is the borrower will be able to make all of their contractual payments. Loan status affects the credit risk because a past due loan is more likely to result in a credit loss than an up-to-date loan. Additionally, loans in the deferred payment status have different credit risk profiles compared with those in current pay status. Loan seasoning affects credit risk because a loan with a history of making payments generally has a lower incidence of default than a loan with a history of making infrequent or no payments. The existence of a cosigner lowers the likelihood of default. We monitor and update these credit quality indicators in the analysis of the adequacy of our allowance for loan losses on a quarterly basis.
Certain Private Education Loans do not require borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, the loss estimates for these programs is generally low while the borrower is in school. At December 31, 2014 and 2013, 36 percent and 39 percent, respectively, of the principal balance in the Private Education Loan portfolio was related to borrowers who are in an in-school (fully deferred), grace, or deferment status and not required to make payments. As this population of borrowers leaves school, they will be required to begin payments on their loans, and the allowance for losses may change accordingly.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

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
Deposits
Our deposit accounts are principally certificates of deposit (“CD”), money market deposit accounts (“MMDA”) and high yield savings (“HYS”) accounts. CDs are accounts that have a stipulated maturity and interest rate. Early withdrawal of Brokered CD’s is prohibited (except in the case of death or legal incapacity). Retail CD’s may be withdrawn early but a penalty is assessed. MMDA and HYS accounts are both interest and non-interest bearing accounts that have no maturity or expiration date. The depositor is not required by the deposit contract, but may at any time be required by the Company, to give written notice of any intended withdrawal not less than seven days before the withdrawal is made.
Upromise related liabilities
Upromise related liabilities represent amounts owed to Upromise rewards members for rebates they have earned from qualifying purchases from Upromise’s participating companies. These amounts are held in trust for the benefit of the members until distributed in accordance with the Upromise member’s request and/or the terms of the Upromise service agreement. Upromise, which acts as the trustee for the trust, has deposited a majority of the cash with the Bank pursuant to a money market deposit account agreement between the Bank and Upromise as trustee of the trust.
Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our financial statements. Fair value measurements are used in one of five ways:

•	In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;

•	In the consolidated balance sheet with changes in fair value recorded in the accumulated other comprehensive income section of the consolidated statement of changes in equity;

•	In the consolidated balance sheet for instruments carried at lower of cost or fair value with impairment charges recorded in the consolidated statement of income;

•	In the notes to the consolidated financial statements; and

•	In the measurement of related party transactions.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

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

Loan Interest Income
For loans classified as held for investment, we recognize interest income as earned, adjusted for the amortization of deferred direct origination costs. This adjustment is recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions. The estimate of the prepayment speed includes the effect of voluntary prepayments, student loan defaults, and consolidation (if the loan is consolidated to a third party), all of which shorten the life-of-loan. Prepayment speed estimates also consider the utilization of deferment, forbearance, and extended repayment plans, which lengthen the life-of-loan. We regularly evaluate the assumptions used to estimate the prepayment speeds. In instances where there are changes to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the origination of the loan. We also pay to the U.S. Department of Education (“ED”) an annual 105 basis point Consolidation Loan Rebate Fee on FFELP Consolidation Loans which is netted against loan interest income. Additionally, interest earned on education loans reflects potential non-payment adjustments in accordance with our uncollectible interest recognition policy as discussed further in “Allowance for Loan Losses” of this Note 2. We do not amortize any adjustments to the basis of education loans when they are classified as held-for-sale.
We recognize certain fee income (primarily late fees) on education loans when earned according to the contractual provisions of the promissory notes, as well as our expectation of collectability. Fee income is recorded when earned in “other non-interest income” in the accompanying consolidated statements of income.
Interest Expense
Interest expense is based upon contractual interest rates adjusted for the amortization of issuance costs. We incur interest expense on interest bearing deposits comprised of non-maturity savings deposits, brokered and retail certificates of deposit and brokered money market deposits.  Interest expense is recognized when amounts are contractually due to deposit holders.  Refer to Note 8, “Deposits,” for further details of interest bearing deposits.
Gains on Sale of Loans, Net

We participate and sell loans to third parties and affiliates (including entities that were related parties prior to the Spin-Off). These sales may be through whole loan sales or securitization transactions that qualify for sales treatment. These loans were initially recorded as held for investment, and were transferred to held-for-sale immediately prior to sale or securitization. Beginning in April 2012, loans were sold at fair value. Details of these transactions are further discussed in Note 16, “Arrangements with Navient Corporation.”

Prior to the Spin-Off the Bank sold loans to an entity that is now a subsidiary of Navient when loans became 90 days delinquent and to facilitate securitization transactions. Prior to the Spin-Off, the Bank sold $805 million, $2.4 billion and $2.6 billion of loans resulting in a net gain on sale of loans of $36 million, $197 million and $235 million, for the years ended

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

December 31, 2014, 2013 and 2012, respectively. Subsequent to the Spin-Off, we sold loans through loan sales and a securitization transaction with third parties (including Navient) resulting in a net gain on sale of loans of $85 million for the year ended December 31, 2014. See notes to consolidated financial statements, Note 16, “Arrangements with Navient Corporation,” for further discussion regarding loan purchase agreements. While there may be near-term Private Education Loan sales to Navient to facilitate an orderly transition after the Spin-Off, neither the Company nor Navient has any ongoing obligation to buy or sell Private Education Loans to or from the other.
Other Income
Our Upromise subsidiary has a number of programs that encourage consumers to save for the cost of college education. We have established a consumer savings network which is designed to promote college savings by consumers who are members of this program by encouraging them to purchase goods and services from the companies that participate in the program. Participating companies generally pay Upromise fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the company. We recognize revenue as marketing and administrative services are rendered based upon contractually determined rates and member purchase volumes.
Securitization Accounting

In the third quarter 2014, we entered into our first securitization transaction. We accounted for this as a sale of loans and we did not consolidate the securitization trust. This securitization used a two-step structure with a special purpose entity that legally isolated the transferred assets from us, even in the event of bankruptcy. The transaction was also structured to ensure the holders of the beneficial interests issued are not constrained from pledging or exchanging their interests, and we do not maintain effective control over the transferred assets. If these criteria had not been met, then the transaction would be accounted for as an on-balance sheet secured borrowing. Our securitization transaction was legally structured to be a sale of assets that isolated the transferred assets from us. If a securitization qualifies as a sale, we then assess whether we are the primary beneficiary of the securitization trust and are required to consolidate such trust. If we are the primary beneficiary then no gain or loss is recognized.

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
Derivative Accounting
We account for our derivatives, consisting of interest rate swaps, at fair value on the consolidated balance sheets as either an asset or liability. Derivative positions are recorded as net positions by counterparty based on master netting arrangements (see Note 11, “Derivative Financial Instruments”) exclusive of accrued interest and cash collateral held or pledged. We determine the fair value for our derivative contracts primarily using pricing models that consider current market conditions and the contractual terms of the derivative contract. These factors include interest rates, time value, forward interest rate curves, and volatility factors. Inputs are generally from active financial markets.
The majority of our derivatives qualify as effective hedges. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship, is documented.
Each derivative is designated to a specific (or pool of) liability(ies) on the consolidated balance sheets, and is designated as either a “fair value” hedge or a “cash flow” hedge. Fair value hedges are designed to hedge our exposure to changes in fair value of a fixed-rate liability. For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

recorded at fair value with any difference reflecting ineffectiveness which is recorded immediately in the consolidated statements of income. Cash flow hedges are designed to hedge our exposure to variability in cash flows related to variable rate deposits. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. For hedges of a pool of liabilities, tests are performed to demonstrate the similarity of individual instruments of the pool. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in fair value of the derivative with no offsetting amount from the hedged item since the last time it was effective. If it is also determined the hedge will not be effective in the future, we discontinue the hedge accounting prospectively and begin amortization of any basis adjustments that exist related to the hedged item.
Stock-Based Compensation
We recognize stock-based compensation cost in our consolidated statements of income using the fair value method. Under this method we determine the fair value of the stock-based compensation at the time of the grant and recognize the resulting compensation expense over the vesting period of the stock-based grant.
Income Taxes
We account for income taxes under the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of our assets and liabilities. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.
“Income tax expense/(benefit)” includes (i) deferred tax expense/(benefit), which represents the net change in the deferred tax asset or liability balance during the year when applicable, and (ii) current tax expense/(benefit), which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for unrecognized tax benefits. Income tax expense/(benefit) excludes the tax effects related to adjustments recorded in equity.
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
In connection with the Spin-Off, we have become the taxpayer legally responsible for $283 million of deferred taxes payable (installment payments due quarterly through 2018) in connection with gains recognized by pre-Spin-Off SLM on debt repurchases in prior years. As part of the tax sharing agreement between us and Navient, Navient has agreed to fully pay us for these deferred taxes due. An indemnification receivable of $291 million was recorded, which represents the fair value of the future payments under the agreement based on a discounted cash flow model. We will accrue interest income on the indemnification receivable using the interest method.
We also recorded a liability related to uncertain tax positions of $27 million for which we are indemnified by Navient. If there is an adjustment to the indemnified uncertain tax liability, an offsetting adjustment to the indemnification receivable will be recorded as pre-tax adjustment to the income statement.
As of the date of the Spin-Off on April 30, 2014, we recorded a liability of $310 million ($283 million related to deferred taxes and $27 million related to uncertain tax positions) and an indemnification receivable of $291 million ($310 million less the $19 million discount). As of December 31, 2014, the liability balance is $268 million ($252 million related to deferred taxes and $16 million related to uncertain tax positions) and the indemnification receivable balance is $240 million ($224 million related to deferred taxes and $16 million related to uncertain tax positions).
Reclassifications
Certain reclassifications have been made to the balances as of and for the years ended December 31, 2013 and 2012, to be consistent with classifications adopted for 2014, which had no effect on net income, total assets or total liabilities.
Recently Issued Accounting Pronouncements

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Significant Accounting Policies (Continued)

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have determined that this new guidance will have an immaterial impact on the financial results of the Company.

3. Cash and Cash Equivalents
As of December 31, 2014, cash and cash equivalents include cash due from the FRB of $2,344,901 and cash due from depository institutions of $14,879. As of December 31, 2013, cash and cash equivalents include cash due from the FRB of $2,181,463, and cash due from depository institutions of $1,402. As of December 31, 2014 and 2013, we had no outstanding cash equivalents.
In 2010, the FRB introduced the Term Deposit Facility to facilitate the conduct of monetary policy by providing a tool that may be used to manage the aggregate quantity of reserve balances held by depository institutions. Under this program the FRB accepts deposits for a stated maturity at a rate of interest determined via auction. The funds are removed from the accounts of participating institutions for the life of the term deposit. We participated in these auctions in 2014 and 2013, resulting in interest income of $1,248 and $813, respectively. As of December 31, 2014 and 2013, no funds were on deposit with the FRB under this program.
We are required to maintain average reserve balances with the FRB based on a percentage of deposits. The average amounts of those reserves for the years ended December 31, 2014 and 2013 were $324 and $1,548, respectively.

4. Investments

The amortized cost and fair value of securities available for sale are as follows:

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$167,740	$2,686	$(1,492)	$168,934

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$106,977	$706	$(5,578)	$102,105

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4.	Investments (Continued)

The following table summarizes the amount of gross unrealized losses for our mortgage-backed securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
As of December 31, 2014:
Mortgage-backed securities	$(27)	$12,147	$(1,465)	$41,462	$(1,492)	$53,609

As of December 31, 2013:
Mortgage-backed securities	$(3,633)	$69,809	$(1,945)	$16,176	$(5,578)	$85,985

Our investment portfolio is comprised of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac with amortized costs of $86,329, $65,850, and $15,561, respectively, at December 31, 2014. We own these securities to meet our requirements under the Community Reinvestment Act. As of December 31, 2014, there were 10 of 13 separate mortgage-backed securities with unrealized losses in our investment portfolio. Nine of the 13 securities in a net loss position were issued under Ginnie Mae programs that carry a full faith and credit guarantee from the U.S. Government. The remaining securities in a net loss position carry a principal and interest guarantee by Fannie Mae. As of December 31, 2013, there were 20 of 33 separate mortgage-backed securities with unrealized losses in our investment portfolio. Ten of the 20 securities in a net loss position were issued by Ginnie Mae. We have the ability and the intent to hold these securities for a period of time sufficient for the market price to recover to at least the adjusted amortized cost of the security.
As of December 31, 2014, the amortized cost and fair value of securities, by contractual maturities, are summarized below. Contractual maturities versus actual maturities may differ due to the effect of prepayments.

Year of Maturity	Amortized Cost	Estimated Fair Value
2038	$604	$647
2039	11,298	12,145
2042	27,721	26,617
2043	73,534	74,505
2044	54,583	55,020
Total	$167,740	$168,934

In October 2013, we sold our asset-backed security portfolio for a gain of $63,813. We no longer hold asset-backed securities in our investment portfolio.

The mortgage-backed securities have been pledged to the FRB as collateral against any advances and accrued interest under the Primary Credit program or any other program sponsored by the FRB. We had $160,949 and $103,049 par value of mortgage-backed securities pledged to this borrowing facility at December 31, 2014 and 2013, respectively, as discussed further in Note 10, “Borrowed Funds.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Loans Held for Investment

Loans Held for Investment consist of Private Education Loans and FFELP Loans.
Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans or customers’ resources. Private Education Loans bear the full credit risk of the customer. We manage this risk through risk-performance underwriting strategies and qualified cosigners. Private Education Loans generally carry a variable rate indexed to LIBOR. As of December 31, 2014, 83 percent of all Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on the loan, and the vast majority of loans in our portfolio are cosigned. We also encourage customers to make payments while in school.
FFELP Loans are insured as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement.

Loans held for investment are summarized as follows:

	December 31,
	2014	2013
Private Education Loans	$8,311,376	$6,563,342
Deferred origination costs	13,845	5,063
Allowance for loan losses	(78,574)	(61,763)
Total Private Education Loans, net	8,246,647	6,506,642

FFELP Loans	1,264,807	1,426,972
Unamortized acquisition costs, net	3,600	4,081
Allowance for loan losses	(5,268)	(6,318)
Total FFELP Loans, net	1,263,139	1,424,735

Loans held for investment, net	$9,509,786	$7,931,377

The estimated weighted average life of student loans in our portfolio was approximately 6.2 years and 7.0 years at December 31, 2014 and 2013, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates are summarized as follows:

	Years Ended December 31,
	2014		2013		2012
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$7,563,356	8.16%	$5,996,651	8.16%	$5,347,239	8.34%
FFELP Loans	1,353,497	3.24	1,142,979	3.32	527,935	2.85
Total portfolio	$8,916,853		$7,139,630		$5,875,174

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
We also have an interest rate reduction program to assist customers in repaying their Private Education Loans through reduced payments, while continuing to reduce their outstanding principal balance. This program is offered in situations where the potential for principal recovery, through a modification of the monthly payment amount, is better than other alternatives currently available. Along with demonstrating the ability and willingness to pay, the customer must make three consecutive monthly payments at the reduced rate to qualify for the program. Once the customer has made the initial three payments, the loan’s status is returned to current and the interest rate is reduced for the successive twelve month period.
During the first four months of 2014, and all of 2013 and 2012, we did not utilize these collection tools because we sold loans that would otherwise be managed using one or more of these collection tools to an entity that is now a subsidiary of Navient. See Note 16, “Arrangements with Navient Corporation.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Loans Held for Investment (Continued)

The period of delinquency for loans is based on the number of days scheduled payments are contractually past due. As of December 31, 2014 and 2013, we had $201,703 and $220,413, respectively, of FFELP loans and $10,701 and $2,667, respectively, of Private Education Loans held for investment which are 90 or more days delinquent that continue to accrue interest. At December 31, 2014 and 2013, we had no loans in nonaccrual status.
Borrower-in-Custody Arrangements
We maintain Borrower-in-Custody arrangements with the FRB. Under these arrangements, we can pledge FFELP consolidation or Private Education Loans to the FRB to secure any advances and accrued interest generated under the Primary Credit program at the FRB. As of December 31, 2014 and 2013, we had $0 and $95,555, respectively, of FFELP consolidation loans and $1,408,745 and $870,736, respectively, of Private Education Loans pledged to this borrowing facility, as discussed further in Note 10, “Borrowed Funds.”
Loans Held for Investment by Region
At December 31, 2014, 38.8 percent of loans were concentrated in the following states:

2014
California	10.1%
New York	9.5
Pennsylvania	7.7
New Jersey	6.3
Illinois	5.2
38.8%

At December 31, 2013, 37.8 percent of loans were concentrated in the following states:

2013
California	9.7%
New York	9.3
Pennsylvania	7.5
New Jersey	6.2
Illinois	5.1
37.8%

No other state had a concentration of loans in excess of 5 percent of the aggregate outstanding loans held for investment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Allowance for Loan Losses
Our provision for Private Education Loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios. See Note 2, “Significant Accounting Policies — Allowance for Private Education Loan Losses” for a more detailed discussion.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Year Ended December 31, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,318	$61,763	$68,081
Total provision	1,946	83,583	85,529
Charge-offs(1)	(2,996)	(14,442)	(17,438)
Recoveries	—	1,155	1,155
Net charge-offs	(2,996)	(13,287)	(16,283)
Student loan sales(2)	—	(53,485)	(53,485)
Ending Balance	$5,268	$78,574	$83,842
Allowance:
Ending balance: individually evaluated for impairment	$—	$9,815	$9,815
Ending balance: collectively evaluated for impairment	$5,268	$68,759	$74,027
Loans:
Ending balance: individually evaluated for impairment	$—	$59,402	$59,402
Ending balance: collectively evaluated for impairment	$1,264,807	$8,251,974	$9,516,781
Net charge-offs as a percentage of average loans in repayment	0.31%	0.30%
Allowance as a percentage of the ending total loan balance	0.42%	0.95%
Allowance as a percentage of the ending loans in repayment	0.57%	1.53%
Allowance coverage of net charge-offs	1.76	5.91
Ending total loans	$1,264,807	$8,311,376
Average loans in repayment	$972,390	$4,495,709
Ending loans in repayment	$926,891	$5,149,215
_________

(1)	Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient, prior to being charged off.

(2)	Represents fair value write-downs on loans sold.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2013
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$3,971	$65,218	$69,189
Total provision	4,384	64,955	69,339
Charge-offs(1)	(2,037)	—	(2,037)
Student loan sales(2)	—	(68,410)	(68,410)
Ending Balance	$6,318	$61,763	$68,081
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,318	$61,763	$68,081
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,426,972	$6,563,342	$7,990,314
Charge-offs as a percentage of average loans in repayment	0.23%	—%
Allowance as a percentage of the ending total loan balance	0.44%	0.94%
Allowance as a percentage of the ending loans in repayment	0.62%	1.55%
Allowance coverage of charge-offs	3.10	—
Ending total loans	$1,426,972	$6,563,342
Average loans in repayment	$870,460	$3,509,502
Ending loans in repayment	$1,023,471	$3,972,317

(1)	Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged off.

(2)	Represents fair value write-downs on loans sold.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Year Ended December 31, 2012
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$402	$69,090	$69,492
Total provision	3,669	62,447	66,116
Charge-offs(1)	(100)	—	(100)
Student loan sales(2)	—	(66,319)	(66,319)
Ending Balance	$3,971	$65,218	$69,189
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$3,971	$65,218	$69,189
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,043,521	$5,507,908	$6,551,429
Charge-offs as a percentage of average loans in repayment	0.03%	—%
Allowance as a percentage of the ending total loan balance	0.38%	1.18%
Allowance as a percentage of the ending loans in repayment	0.52%	1.74%
Allowance coverage of charge-offs	39.77	—
Ending total loans	$1,043,521	$5,507,908
Average loans in repayment	$367,789	$3,928,692
Ending loans in repayment	$770,772	$3,750,223

(1)	Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged off.

(2)	Represents fair value write-downs on loans sold.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
All of our loans are collectively assessed for impairment except for loans classified as TDRs. Prior to the Spin-Off, we did not have TDR loans because the loans were generally sold in the same month that the terms were restructured. Subsequent to May 1, 2014, we have individually assessed $59.4 million of Private Education Loans as TDRs. When these loans are determined to be impaired, we provide for an allowance for losses sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan's basis and the present value of expected future cash flows discounted at the loan's original effective interest rate.
Within the Private Education Loan portfolio, loans greater than 90 days past due are considered to be nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default and therefore we do not deem FFELP Loans as nonperforming from a credit risk standpoint at any point in their life cycle prior to claim payment, and continue to accrue interest through the date of claim.
At December 31, 2014, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

December 31, 2014
TDR Loans	$60,278	$59,402	$9,815

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized

TDR Loans	$23,290	$1,105

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status and aging of TDR loans that are past due.

	December 31,
	2014
	Balance	%
Loans in in-school/grace/deferment(1)	$2,915
Loans in forbearance(2)	18,620
Loans in repayment and percentage of each status:
Loans current	34,554	91.2%
Loans delinquent 31-60 days(3)	1,953	5.2
Loans delinquent 61-90 days(3)	983	2.6
Loans delinquent greater than 90 days(3)	377	1.0
Total TDR loans in repayment	37,867	100.0%
Total TDR loans, gross	$59,402
_____

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

	Year Ended December 31, 2014
	Modified Loans	Charge-offs	Payment-Default

TDR Loans	$59,402	$948	$325

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
FFELP Loans are at least 97 percent insured and guaranteed as to their principal and accrued interest in the event of default; therefore, there are no key credit quality indicators associated with FFELP Loans. Included within our FFELP portfolio as of December 31, 2014 are $785 million of FFELP rehabilitation loans. These loans have previously defaulted but have subsequently been brought current according to a loan rehabilitation agreement. The credit performance on rehabilitation loans is worse than the remainder of our FFELP portfolio. At December 31, 2014 and 2013, 62.1 percent and 62.9 percent of our FFELP portfolio consisted of rehabilitation loans.
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status and loan seasoning. The FICO scores are assessed at origination and maintained through the loan's term. The following table highlights the gross principal balance of our Private Education Loan portfolio stratified by key credit quality indicators.

	December 31, 2014		December 31, 2013
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$7,465,339	90%	$5,898,751	90%
Without cosigner	846,037	10	664,591	10
Total	$8,311,376	100%	$6,563,342	100%

FICO at Origination:
Less than 670	$558,801	7%	$461,412	7%
670-699	1,227,860	15	1,364,286	21
700-749	2,626,238	32	1,649,192	25
Greater than or equal to 750	3,898,477	46	3,088,452	47
Total	$8,311,376	100%	$6,563,342	100%

Seasoning(2):
1-12 payments	$2,373,117	29%	$1,840,538	28%
13-24 payments	1,532,042	18	1,085,393	17
25-36 payments	755,143	9	669,685	10
37-48 payments	411,493	5	362,124	6
More than 48 payments	212,438	3	30,891	—
Not yet in repayment	3,027,143	36	2,574,711	39
Total	$8,311,376	100%	$6,563,342	100%
___________

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

 The following tables provide information regarding the loan status and aging of past due loans. Loans in repayment includes in-school loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loan Delinquencies
	December 31,
	2014		2013		2012
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,027,143		$2,574,711		$1,748,757
Loans in forbearance(2)	135,018		16,314		8,928
Loans in repayment and percentage of each status:
Loans current	5,045,600	98.0%	3,933,143	99.0%	3,705,634	98.8%
Loans delinquent 31-60 days(3)	63,873	1.2	28,854	0.7	33,412	0.9
Loans delinquent 61-90 days(3)	29,041	0.6	10,280	0.3	10,483	0.3
Loans delinquent greater than 90 days(3)	10,701	0.2	40	—	694	—
Total Private Education Loans in repayment	5,149,215	100.0%	3,972,317	100.0%	3,750,223	100.0%
Total Private Education Loans, gross	8,311,376		6,563,342		5,507,908
Private Education Loans deferred origination costs	13,845		5,063		5,009
Total Private Education Loans	8,325,221		6,568,405		5,512,917
Private Education Loans allowance for losses	(78,574)		(61,763)		(65,218)
Private Education Loans, net	$8,246,647		$6,506,642		$5,447,699
Percentage of Private Education Loans in repayment		62.0%		60.5%		68.1%
Delinquencies as a percentage of Private Education Loans in repayment		2.0%		1.0%		1.2%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.6%		0.4%		0.2%

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Allowance for Loan Losses (Continued)

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

December 31, 2014	$445,710	$443	$3,517
December 31, 2013	$333,857	$1	$4,076

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Premises and equipment, net

The following is a summary of our premises and equipment.

	December 31,
	2014	2013
Land and land improvements	$10,927	$10,345
Buildings and leasehold improvements	56,772	52,435
Furniture, fixtures and equipment	10,898	25,633
Software	31,988	32,534
Premises and equipment, gross	110,585	120,947
Accumulated depreciation	(32,115)	(46,759)
Premises and equipment, net	$78,470	$74,188

Depreciation expense for premises and equipment was $6,099, $5,059 and $6,837 for the years ended December 31, 2014, 2013 and 2012, respectively.

8. Deposits

The following table summarizes total deposits at December 31, 2014 and 2013.

	December 31,	December 31,
	2014	2013
Deposits - interest bearing	$10,539,953	$8,946,514
Deposits - non-interest bearing	602	55,036
Total deposits	$10,540,555	$9,001,550
Interest Bearing
Interest bearing deposits as of December 31, 2014 and 2013 consisted of non-maturity savings deposits, brokered and retail certificates of deposit, as discussed further below, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $10,264, $9,754, and $8,416 in the years ended December 31, 2014, 2013 and 2012, respectively. Fees paid to third party brokers related to these certificates of deposit were $15,198, $12,114, and $16,484 during the years ended December 31, 2014, 2013 and 2012, respectively.
In the past, we offered debit cards associated with interest bearing consumer deposit (“NOW”) accounts to facilitate the distribution of financial aid refunds and other payables to students. These debit cards were serviced by third party providers. As of April 30, 2014, we no longer offer these debit cards.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Deposits (Continued)

Interest bearing deposits at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014		December 31, 2013
	Amount	Year-End Weighted Average Stated Rate	Amount	Year-End Weighted Average Stated Rate

Money market	$4,527,448	1.15%	$3,212,889	0.65%
Savings	703,687	0.81%	743,742	0.81%
NOW	—	—%	18,214	0.12%
Certificates of deposit	5,308,818	1.00%	4,971,669	1.39%
Deposits - interest bearing	$10,539,953		$8,946,514

Certificates of deposit maturities are summarized as follows:

	December 31,
	2014	2013
One year or less	$1,717,891	$2,030,190
After one year to two years	1,038,778	1,303,106
After two years to three years	948,490	675,405
After three years to four years	846,976	538,117
After four years to five years	577,827	424,851
After five years	178,856	—
Total	$5,308,818	$4,971,669

 As of December 31, 2014 and 2013, there were $253,953 and $159,637 of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $16,082 and $13,097 at December 31, 2014 and 2013, respectively.

Non Interest Bearing

Non interest bearing deposits were $602 and $55,036 as of December 31, 2014 and 2013, respectively. For both periods these were comprised of money market accounts. The December 31, 2014 balance is related to our Employee Stock Purchase Plan account. See Note 14, “Stock Based Compensation Plans and Arrangements” for additional details regarding this plan.

9. Asset-Backed Commercial Paper Funding Facility

On December 19, 2014, we closed a new $750 million private asset backed commercial paper (“ABCP”) education loan funding facility.  Under FDIC guidelines, we are required to retain a 5 percent or $37.5 million ownership interest in the facility resulting in $712.5 million of funds being available for Private Education Loan originations.  The new facility had not been drawn on as of December 31, 2014 and the facility’s scheduled maturity date is December 18, 2015.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10. Borrowed Funds

We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100,000 at December 31, 2014. The interest rate charged to the Company on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in 2014, 2013 and 2012.
We established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (“Window”). All borrowings at the Window must be fully collateralized. We pledged asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At December 31, 2014 and 2013, the lendable value of our collateral at the FRB totaled $1,398,286 and $900,217, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in 2014 and 2013.

11. Derivative Financial Instruments

Risk Management Strategy
We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged liabilities will appreciate or depreciate in market value or create variability in cash flows. Income or loss on the derivative instruments that are linked to the hedged item will generally offset the effect of this unrealized appreciation or depreciation or volatility in cash flows for the period the item is being hedged. We view this strategy as a prudent management of interest rate risk.
Although we use derivatives to offset (or minimize) the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us less collateral held or plus collateral posted. When the fair value of a derivative contract less collateral held or plus collateral posted is negative, we owe the counterparty and, therefore, we have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral held or plus collateral posted, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2014 and 2013, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to derivatives of $60,784 and $3,517, respectively.

Accounting for Derivative Instruments
Derivative instruments that are used as part of our interest rate risk management strategy are interest rate swaps. The accounting for derivative instruments requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at fair value. Our derivative instruments are classified and accounted for by us as fair value hedges and cash flow hedges.

Fair Value Hedges
Fair value hedges are generally used by us to hedge the exposure to changes in fair value of a recognized fixed-rate liability. We enter into interest rate swaps to economically convert fixed-rate debt into variable rate debt. For fair value hedges, we generally consider all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedge changes in fair values due to interest rates.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate deposits. During the next twelve months, we estimate that $19.8 million will be reclassified as an increase to interest expense.

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

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at December 31, 2014 and 2013, and their impact on other comprehensive income and earnings for the years ended December 31, 2014, 2013 and 2012.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
		2014	2013	2014	2013	2014	2013	2014	2013
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$5,012	$6,335	$226	$426	$5,238	$6,761
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(21,435)	—	(5,883)	(6,149)	(1,370)	—	(28,688)	(6,149)
Total net derivatives		$(21,435)	$—	$(871)	$186	$(1,144)	$426	$(23,450)	$612

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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
Gross position	$5,238	$6,761	$(28,688)	$(6,149)
Impact of master netting agreement	(4,045)	(4,981)	4,045	4,981
Derivative values with impact of master netting agreements (as carried on balance sheet)	1,193	1,780	(24,643)	(1,168)
Cash collateral (held) pledged(1)	(900)	(5,190)	72,478	40
Net position	$293	$(3,410)	$47,835	$(1,128)

(1)	Cash collateral amount calculations include outstanding accrued interest payable/receivable.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Notional Values

Interest rate swaps	$1,106,920	$—	$3,044,492	$2,089,624	$973,539	$575,131	$5,124,951	$2,664,755

Impact of Derivatives on the Consolidated Statements of Income

	Years Ended December 31,
	2014	2013	2012

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings	$1,718	$(558)	$(6,061)
Realized gains recorded in interest expense	20,958	28,668	35,988
Total	$22,676	$28,110	$29,927

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness losses recorded in earnings	$(520)	$—	$—
Realized losses recorded in interest expense	(9,070)	—	—
Total	$(9,590)	$—	$—

Trading
Interest rate swaps:
Interest reclassification	$(2,250)	$1,285	$87
Change in fair value of future interest payments recorded in earnings	(2,944)	(87)	513
Total(1)	(5,194)	1,198	600
Total	$7,892	$29,308	$30,527

(1)	Amounts included in "gains (losses) on derivatives and hedging activities, net."

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders' Equity

	Years Ended December 31,
	2014	2013	2012
Amount of loss recognized in other comprehensive income	$(28,842)	$—	$—
Amount of loss reclassified in interest expense(1)	(9,070)	—	—
Total change in other comprehensive income for unrealized losses on derivatives	$(19,772)	$—	$—

(1)	Amounts included in “realized gains (losses) recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.

Cash Collateral
Cash collateral held related to derivative exposure between the Company and its derivatives counterparties was $900 and $5,190 at December 31, 2014 and 2013, respectively. Collateral held is recorded in “Other Liabilities.” Cash collateral pledged related to derivative exposure between the Company and its derivatives counterparties was $72,478 and $40 at December 31, 2014 and 2013, respectively. Collateral pledged is recorded in "Other interest-earning assets" on the consolidated balance sheets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Stockholders' Equity
Preferred Stock
At December 31, 2014, we had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). In connection with the Spin-Off, the Company, by reason of a statutory merger, succeeded pre-Spin-Off SLM and issued Series A Preferred Stock and Series B Preferred Stock, on terms substantially similar to those of pre-Spin-Off SLM's respective series of preferred stock. Neither series has a maturity date but can be redeemed at our option. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not exchangeable for any of our other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends based on 3-month LIBOR plus 170 basis points per annum in arrears. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of our common stock.

Common Stock
Our shareholders have authorized the issuance of 1.125 billion shares of common stock (par value of $.20). At December 31, 2014, 423 million shares were issued and outstanding and 60 million shares were unissued but encumbered for outstanding stock options, restricted stock units and dividend equivalent units for employee compensation and remaining authority for stock-based compensation plans.
Because of the carve-out accounting treatment, there were no common stock dividends recognized in these financial statements for the years ended December 31, 2014, 2013 and 2012. For additional information, see Note 2, “Significant Accounting Policies — Basis of Presentation.”
We currently do not intend to initiate a publicly announced share repurchase program. We only expect to repurchase common stock acquired in connection with taxes withheld in connection with award exercises and vesting under our employee stock-based compensation plans. The following table summarizes our common share repurchases and issuances associated with these programs.

	Years Ended December 31,
(Shares and per share amounts in actuals)	2014	2013	2012
Shares repurchased related to employee stock-based compensation plans(1)	1,365,277	6,365,002	4,547,785
Average purchase price per share	$8.93	$21.76	$15.86
Common shares issued(2)	2,013,805	9,702,976	6,432,643

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on December 31, 2014 was $10.19.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Stockholders' Equity (Continued)

Investment With Entities That Are Now Subsidiaries of Navient

Prior to the Spin-Off, there were transactions between us and affiliates of pre-Spin-Off SLM that are now subsidiaries of Navient. As part of the carve-out, these expenses were included in our results even though the actual payments for the expenses were paid by the aforementioned affiliates. As such, amounts equal to these payments have been treated as equity contributions in the table below. Certain payments made by us to these affiliates prior to the Spin-Off were treated as dividends.

Net transfers (to)/from the entity that is now a subsidiary of Navient are included within Navient's subsidiary investment on the consolidated statements of changes in equity. The components of the net transfers (to)/from the entity that is now a subsidiary of Navient are summarized below:

	Years Ended December 31,
	2014	2013	2012
Capital contributions:
Loan origination activities	$32,452	$124,722	$119,094
Loan sales	45	35	13,502
Corporate overhead activities	21,216	62,031	69,830
Special cash contribution	472,718	—	—
Other	19,650	2,004	5,429
Total capital contributions	546,081	188,792	207,855
Dividend	—	(120,000)	(420,000)
Corporate push-down	4,977	3,093	1,241
Net change in income tax accounts	15,659	(134,219)	(78,842)
Net change in receivable/payable	(87,277)	(101,044)	(94,264)
Other	(31)	—	—
Total net transfers (to)/from the entity that is now a subsidiary of Navient	$479,409	$(163,378)	$(384,010)

Capital Contributions

During the years ended December 31, 2014, 2013 and 2012, pre-Spin-Off SLM contributed capital to the Bank by funding loan origination activities, purchases of loans in excess of the loans’ fair values, providing corporate overhead functions and other activities.

Capital contributed for loan origination activities reflects the fact that the loan origination function was conducted by a subsidiary of pre-Spin-Off SLM (now a subsidiary of Navient). The Bank did not pay for the costs incurred by pre-Spin-Off SLM in connection with these functions. The costs eligible to be capitalized are recorded on the respective balance sheets and the costs not eligible for capitalization have been recognized as expenses in the respective statements of income.

Certain general corporate overhead expenses of the Bank were incurred and paid for by pre-Spin-Off SLM.

Corporate Push-Down

The consolidated balance sheets include certain assets and liabilities that have historically been held at pre-Spin-Off SLM but which are specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by pre-Spin-Off SLM at the corporate level were not allocated to the Bank for any of the periods presented.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Stockholders' Equity (Continued)

Receivable/Payable with Affiliate

All significant intercompany payable/receivable balances between the Bank and pre-Spin-Off SLM are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded.

13. Earnings per Common Share

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

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Numerator:
Net income attributable to SLM Corporation	$194,219	$258,945	$217,620
Preferred stock dividends	12,933	—	—
Net income attributable to SLM Corporation common stock	$181,286	$258,945	$217,620
Denominator:
Weighted average shares used to compute basic EPS	423,970	440,108	476,118
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock, restricted stock units and Employee Stock Purchase Plan ("ESPP") (1)(2)	8,299	8,441	6,774
Weighted average shares used to compute diluted EPS	432,269	448,549	482,892

Basic earnings per common share attributable to SLM Corporation	$0.43	$0.59	$0.46

Diluted earnings per common share attributable to SLM Corporation	$0.42	$0.58	$0.45

__________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the years ended December 31, 2014, 2013 and 2012, securities covering approximately 3 million, 3 million and 12 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14. Stock-Based Compensation Plans and Arrangements
Plan Summaries
As of December 31, 2014, we had one active stock-based compensation plan that provides for grants of equity awards to our employees and non-employee directors. We also maintained an Employee Stock Purchase Plan (“ESPP”). Shares issued under these stock-based compensation plans may be either shares reacquired by us or shares that are authorized but unissued.
The SLM Corporation 2012 Omnibus Incentive Plan was approved by shareholders on May 24, 2012. At December 31, 2014, 32 million shares, as adjusted to reflect the effects of the Spin-Off, were authorized to be issued from this plan.
An amendment to our ESPP was approved by our shareholders on May 24, 2012 that authorized the issuance of 6 million shares under the plan and kept the terms of the plan substantially the same. The number of shares authorized under the plan was subsequently adjusted to 15 million shares on June 25, 2014, to reflect the effects of the Spin-Off.

Effect of Spin-Off on Equity Awards

In connection with the Spin-Off of Navient, we made certain adjustments to the exercise price and number of our stock-based compensation awards with the intention of preserving the intrinsic value of the outstanding awards held by Sallie Mae officers and employees prior to the Spin-Off. In general, holders of awards granted prior to 2014 received both Sallie Mae and Navient equity awards, and holders of awards granted in 2014 received solely equity awards of their post-Spin-Off employer. Stock options, restricted stock, restricted stock units, performance stock units and dividend equivalent units were adjusted into equity in the new companies by a specific conversion ratio per company, which was based upon the volume weighted average prices for each company at the time of the Spin-Off, in an effort to keep the value of the equity awards constant. Our performance stock units with vesting contingent upon performance were replaced with time-vesting restricted stock units. These adjustments were accounted for as modifications to the original awards. In general, the Sallie Mae and Navient awards will be subject to substantially the same terms and conditions as the original pre-Spin-Off SLM awards. A comparison of the fair value of the modified awards with the fair value of the original awards immediately before the modification resulted in approximately $64 of incremental expense related to fully-vested stock option awards and was expensed immediately and $630 of incremental compensation expense related to unvested restricted stock and restricted stock units which will be recorded over the remaining vesting period of the equity awards. The Spin-Off Adjustments are reflected in the tables below.
Stock-Based Compensation

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 was $24,971, $15,681 and $19,102, respectively. As of December 31, 2014, there was $15,174 of total unrecognized compensation expense related to unvested stock awards net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.2 years. We amortize compensation expense on a straight-line basis over the related vesting periods of each tranche of each award.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

The fair values of the options granted in the years ended December 31, 2014, 2013 and 2012 were estimated as of the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
(Dollars per share)	2014	2013	2012
Risk-free interest rate	0.76%	0.65%	0.60%
Expected volatility	26%	31%	44%
Expected dividend rate	2.48%	3.35%	3.13%
Expected life of the option	2.9 years	2.8 years	2.8 years
Weighted average fair value of options granted	$3.48	$3.11	$4.12
The expected life of the options is based on observed historical exercise patterns. Groups of employees (and non-employee directors) that have received similar option grant terms are considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life of the option. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the grant date, divided by the stock price at the grant date.

The following table summarizes stock option activity for the year ended December 31, 2014.

(Dollars in thousands, except per share data)	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	3,851,120	$14.60
Granted	16,132	24.24
Exercised(2)(3)	(2,196,575)	6.19
Canceled	(148,159)	21.86
Spin-Off adjustment(4)	14,632,601	8.22
Outstanding at December 31, 2014(5)(6)	16,155,119	$9.91	3.2 years	$62,144
Exercisable at December 31, 2014	12,985,828	$8.32	3.2 years	$50,154

(1)
The aggregate intrinsic value represents the total intrinsic value (the aggregate difference between our closing stock price on December 31, 2014 and the exercise price of in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2014.

(2)	The total intrinsic value of options exercised was $11,430, $8,467 and $5,410 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
Cash of Fifty-three thousand was received from option exercises for the year ended December 31, 2014. The actual tax benefit realized for the tax deductions from option exercises totaled $4,853 for the year ended December 31, 2014.

(4)	Represents the adjustment to preserve the intrinsic value of the outstanding equity awards held by SLM and Navient employees.

(5)
As of December 31, 2014, there was $362 of unrecognized compensation cost related to stock options net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.0 year.

(6)	For net-settled options, gross number is reflected.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

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

The following table summarizes restricted stock activity for the year ended December 31, 2014.

(Amounts in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	33,333	$12.81
Granted	49,123	9.46
Vested(1)	(33,333)	12.81
Canceled	(684)	21.91
Spin-Off adjustment(2)	6,529	7.89
Non-vested at December 31, 2014(3)	54,968	$9.12

(1)	The total fair value of shares that vested during the years ended December 31, 2014, 2013 and 2012 was $427, $592 and $1,189, respectively.

(2)	Represents the adjustment to preserve the intrinsic value of the outstanding equity awards held by SLM and Navient employees.

(3)
As of December 31, 2014, there was $188 of unrecognized compensation cost related to restricted stock net of estimated forfeitures, which is expected to be recognized over a weighted average period of 0.5 years.

Restricted Stock Units and Performance Stock Units
Restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equity awards granted to employees that entitle the holder to shares of our common stock when the award vests. RSUs may be time-vested over three years or vested at grant but subject to transfer restrictions, while PSUs vest based on corporate earnings-related performance targets over a three-year period. In April 2014, our PSUs with vesting contingent upon performance were replaced with time-vesting RSUs. This conversion was made prior to the Spin-Off and was assessed to yield no incremental expense.
Outstanding RSUs are entitled to dividend equivalent units that vest subject to the same vesting requirements or lapse of transfer restrictions, as applicable, as the underlying award. The fair value of RSUs is based on our stock price at the grant date.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

14.	Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes RSU and PSU activity for the year ended December 31, 2014.

(Amounts in thousands, except per share data)	Number of RSUs/ PSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,421,007	$16.82
Granted	1,904,169	18.30
Vested and converted to common stock(1)	(750,707)	16.83
Canceled	(367,684)	17.70
Spin-Off adjustment(2)	4,072,958	7.16
Outstanding at December 31, 2014(3)	6,279,743	$10.95

(1)	The total fair value of RSUs/PSUs that vested and converted to common stock during the years ended December 31, 2014, 2013 and 2012 was $12,636, $6,415 and $2,656, respectively.

(2)	This represents the adjustment to preserve the intrinsic value of the outstanding equity awards held by SLM and Navient employees.

(3)
As of December 31, 2014, there was $14,506 of unrecognized compensation cost related to RSUs net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan
In the third quarter of 2014, we resumed offering the opportunity for employees to enroll in our ESPP. Employees may purchase shares of our common stock at the end of a 12-month offering period at a price equal to the share price at the beginning of the 12-month period, less 15 percent, up to a maximum purchase price of $7,500 (whole dollars). The purchase price for each offering is determined at the beginning of the offering period on August 1, 2014.

The fair values of the stock purchase rights of the ESPP offerings were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended December 31,
(Dollars per share)	2014	2013	2012
Risk-free interest rate	0.13%	0.15%	0.13%
Expected volatility	25%	29%	29%
Expected dividend rate	—%	3.51%	3.27%
Expected life of the option	1 year	1 year	1 year
Weighted average fair value of stock purchase rights	$1.66	$2.95	$3.01
The expected volatility is based on implied volatility from publicly traded options on our stock at the grant date and historical volatility of our stock consistent with the expected life. The risk-free interest rate is based on the U.S. Treasury spot rate at the grant date consistent with the expected life. The dividend yield is based on the projected annual dividend payment per share based on the current dividend amount at the grant date divided by the stock price at the grant date.
The fair values were amortized to compensation cost on a straight-line basis over a one-year vesting period. As of December 31, 2014, there was $118 of unrecognized compensation cost related to the ESPP net of estimated forfeitures, which is expected to be recognized by July 2015.
As our ESPP resumed in late 2014, no shares were purchased for the year ended December 31, 2014. During the years ended December 31, 2013 and 2012, plan participants purchased 47,176 shares and 34,729 shares, respectively, of our common stock.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements.

We categorize our fair value estimates based on a hierarchal framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies — Fair Value Measurement.”

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$168,934	$—	$168,934	$—	$102,105	$—	$102,105
Derivative instruments	—	5,238	—	5,238	—	6,761	—	6,761
Total	$—	$174,172	$—	$174,172	$—	$108,866	$—	$108,866

Liabilities
Derivative instruments	$—	$(28,688)	$—	$(28,688)	$—	$(6,149)	$—	$(6,149)
Total	$—	$(28,688)	$—	$(28,688)	$—	$(6,149)	$—	$(6,149)

The following table summarizes the change in balance sheet carrying value associated with level 3 financial instruments carried at fair value on a recurring basis.

	Asset-Backed Securities
	Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$—	$532,155	$498,657
Total gains/(losses) (realized and unrealized):
Included in earnings	—	(21,490)	23,149
Included in other comprehensive income	—	63,813	—
Included in earnings - accretion of discount	—	7,596	10,349
Proceeds from sale	—	(582,074)	—
Transfers in and/or out of level 3	—	—	—
Balance, end of period	$—	$—	$532,155
Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$—	$—	$23,149

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	December 31, 2014			December 31, 2013
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$10,228,399	$9,509,786	$718,613	$8,541,919	$7,931,377	$610,542
Cash and cash equivalents	2,359,780	2,359,780	—	2,182,865	2,182,865	—
Available for sale investments	168,934	168,934	—	102,105	102,105	—
Accrued interest receivable	469,697	469,697	—	356,283	356,283	—
Tax indemnification receivable	240,311	240,311	—	—	—	—
Derivative instruments	5,238	5,238	—	6,761	6,761	—
Total earning assets	$13,472,359	$12,753,746	$718,613	$11,189,933	$10,579,391	$610,542
Interest-bearing liabilities
Money-market, savings and NOW accounts	$5,231,736	$5,231,736	$—	$4,029,881	$4,029,881	$—
Certificates of deposit	5,313,645	5,308,818	(4,827)	4,984,114	4,971,669	(12,445)
Accrued interest payable	16,082	16,082	—	13,097	13,097	—
Derivative instruments	28,688	28,688	—	6,149	6,149	—
Total interest-bearing liabilities	$10,590,151	$10,585,324	(4,827)	$9,033,241	$9,020,796	$(12,445)

Excess of net asset fair value over carrying value			$713,786			$598,097

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
Loans Held For Investment
Our Private Education Loans and FFELP Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale. For both Private Education Loans and FFELP Loans, fair value was determined by modeling expected loan level cash flows using stated terms of the assets and internally developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to determine fair value are prepayment speeds, default rates, cost of funds and required return on equity. We regularly calibrate these models to take into account relevant transactions in the marketplace. Significant inputs into the model are not observable. However, we do calibrate the model based on market transactions when appropriate. As such, these are level 3 valuations.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

15.	Fair Value Measurements (Continued)

Accrued Interest Receivable
Accrued interest receivable is carried at cost. The carrying value approximates fair value due to its short-term nature. This is a level 1 valuation.
Tax Indemnification Receivable
Tax indemnification receivable is carried at cost. The carrying value approximates fair value. This is a level 1 valuation.
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
Accrued Interest Payable
Accrued interest payable is carried at cost. The carrying value approximates fair value due to its short-term nature. This is a level 1 valuation.
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

16. Arrangements with Navient Corporation

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

We continue to have significant exposures to risks related to Navient’s loan originations and its creditworthiness. If we are unable to obtain services, complete the transition of our origination operations as planned, or obtain indemnification payments from Navient, we could experience higher than expected costs and operating expenses and our results of operations and financial condition could be materially and adversely affected.

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

•
the agreement of the Company and Navient (i) not to engage in certain competitive business activities for a period of five years, (ii) as to the effect of the non-competition provisions on post-spin merger and acquisition activities of the parties and (iii) regarding “first look” opportunities; and

•
the creation of a governance structure, including a separation oversight committee of representatives from the Company and Navient, by which matters related to the separation and other transactions contemplated by the separation and distribution agreement will be monitored and managed.

Transition Services

During a transition period, Navient and its affiliates provided the Bank with significant servicing capabilities with respect to Private Education Loans held by the Company and its subsidiaries. On October 13, 2014, we transitioned the Private Education Loan servicing to our own platform. The last remaining significant operational transition left to be completed is the transition of the loan origination function. We anticipate the completion of this transition to occur in the first half of 2015. Beyond this transition period, it is currently anticipated that Navient will continue to service Private Education Loans owned by the Company or its subsidiaries with respect to individual borrowers who also have Private Education Loans which are owned by Navient, in order to optimize the customer’s experience. In addition, Navient will continue to service and collect the Bank’s portfolio of FFELP Loans indefinitely.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

16.	Arrangements with Navient Corporation (Continued)

•
Pursuant to a tax sharing agreement, Navient has agreed to indemnify us for $283 million in deferred taxes that the Company will be legally responsible for but that relate to gains recognized by the Company’s predecessor on debt repurchases made prior to the Spin-Off. The remaining amount of this indemnification at December 31, 2014 is $224 million. In addition, Navient has agreed to indemnify us for tax assessments incurred related to identified uncertain tax positions taken prior to the date of the Spin-Off. At December 31, 2014, we have recorded a receivable of $16 million related to this indemnification.

•	Navient has responsibility to assume new or ongoing litigation matters relating to the conduct of most pre-Spin-Off SLM businesses operated or conducted prior to the Spin-Off.

•
At the time of this filing, the Bank remains subject to a Consent Order, Order to Pay Restitution and Order to Pay Civil Money Penalty dated May 13, 2014 issued by the FDIC (the “2014 FDIC Order”). The 2014 FDIC Order replaces a prior cease and desist order jointly issued in August 2008 by the FDIC and the Utah Department of Financial Institutions (“UDFI”) which was terminated on July 15, 2014. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice (the “DOJ”) regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers Civil Relief Act (“SCRA”). The DOJ Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005. Navient is responsible for funding all liabilities, restitution and compensation under orders such as these, other than fines directly levied against the Bank.

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

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of the Company and Navient after the Spin-Off relating to taxes, including with respect to the payment of taxes, the preparation and filing of tax returns and the conduct of tax contests. Under this agreement, each party is generally liable for taxes attributable to its business. The agreement also addresses the allocation of tax liabilities that are incurred as a result of the Spin-Off and related transactions. Additionally, the agreement restricts the parties from taking certain actions that could prevent the Spin-Off from qualifying for the anticipated tax treatment.

Amended Loan Participation and Purchase Agreement

Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to this agreement. This agreement predates the Spin-Off but has been significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At December 31, 2014, we held approximately $117 million of Split Loans.

During the year ended December 31, 2014, the Bank separately sold loans to the Purchasers in the amount of $804,733 in principal and $5,683 in accrued interest income. During the years ended December 31, 2013 and 2012, the Bank sold loans to

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

16.	Arrangements with Navient Corporation (Continued)

the Purchasers in the amount of $2,415,846 and $2,640,245, respectively, in principal and $67,018 and $77,685, respectively, in accrued interest income.

The gain resulting from loans sold was $35,848, $196,593 and $235,202 in the years ended December 31, 2014, 2013 and 2012, respectively. Total write-downs to fair value for loans sold with a fair value lower than par totaled $53,484, $68,410 and $28,694 in the years ended December 31, 2014, 2013 and 2012, respectively. Navient is the servicer for all of these loans.

17. Regulatory Capital

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

	Actual		Well Capitalized Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of December 31, 2014:
Tier I Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%

As of December 31, 2013:
Tier I Capital (to Average Assets)	$1,221,416	11.7%	$521,973	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,221,416	16.4%	$446,860	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,289,497	17.3%	$745,374	>	10.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the year ended December 31, 2014. Total dividends paid by the Bank were $120,000 and $420,000 in the years ended December 2013 and 2012, respectively. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

18. Defined Contribution Plans

We participate in a defined contribution plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees. After six months of service, effective January 2013, and after one year of service prior to that time, up to 3 percent of contributions are matched 100 percent with the next 2 percent matched at 50 percent for eligible employees. After one month of service, eligible employees receive a 1 percent core employer contribution.  For the years ended December 31, 2014, 2013 and 2012, we contributed $3,084, $2,779 and $2,317, respectively, to this plan.

19. Commitments, Contingencies and Guarantees

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

Contingencies
In the ordinary course of business, we and our subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings may be based on alleged violations of consumer protection, securities, employment and other laws. In certain of these actions and proceedings, claims for substantial monetary damage may be asserted against us and our subsidiaries.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

19.	Commitments, Contingencies and Guarantees (Continued)

Based on current knowledge, management does not believe there are loss contingencies, if any, arising from pending investigations, litigation or regulatory matters that could have a material adverse effect on our consolidated financial position, liquidity, results of operations or cash flows.

20. Income Taxes
Reconciliations of the statutory U.S. federal income tax rates to our effective tax rate for continuing operations follow:

	Years Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.9	2.6	—
Effect of state rate change on net deferred tax liabilities, net of federal benefit	4.4	—	(0.1)
State, release valuation allowance on net operating losses	(4.0)	—	—
Unrecognized tax benefits, U.S. federal and state, net of federal benefit	4.8	—	—
Other, net	(1.2)	0.6	2.0
Effective tax rate	41.9%	38.2%	36.9%

The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the impact of unrecognized tax benefits, net of federal benefit, for the year ended December 31, 2014. The effective tax rate varies from the statutory U.S. federal rate of 35 percent primarily due to the impact of state taxes, net of federal benefit, for the years ended December 31 2013, and 2012. The increase in the impact of state rate change is due to an increase in the net state deferred liabilities as a result of an increase in the overall blended state tax rate and by the impact of state law changes recorded in 2014. In addition, in 2014 the Company recorded a partial valuation allowance release related to state net operating losses.

Income tax expense consists of:

	December 31,
	2014	2013	2012
Current provision:
Federal	$137,573	$130,854	$126,484
State	43,282	13,513	10,674
Total current provision	180,855	144,367	137,158
Deferred (benefit)/provision:
Federal	(40,370)	13,240	(9,747)
State	(518)	1,327	(1,268)
Total deferred (benefit)/provision	(40,888)	14,567	(11,015)
Provision for income tax expense	$139,967	$158,934	$126,143

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20.	Income Taxes (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2014	2013
Deferred tax assets:
Loan reserves	$33,570	$26,853
Stock-based compensation plans	16,342	28,211
Deferred revenue	418	607
Operating loss and credit carryovers	14,324	1,273
Unrealized losses	7,185	1,849
Accrued expenses not currently deductible	10,606	2,853
Unrecorded tax benefits	19,798	2,331
Other	8,918	334
Total deferred tax assets	111,161	64,311
Deferred tax liabilities:
Gains on repurchased debt	251,671	—
Fixed assets	5,849	3,181
Acquired intangible assets	6,151	616
Student loan premiums and discounts, net	3,050	(87)
Other	2,656	3
Total deferred tax liabilities	269,377	3,713
Net deferred tax (liabilities) assets	$(158,216)	$60,598
Included in operating loss carryovers is a valuation allowance of $69.9 million as of December 31, 2014, against a portion of our state net operating loss carryovers that management believes is more likely than not will expire prior to being realized. As of December 31, 2014, we have apportioned state net operating loss carryforwards of $22 million which begin to expire in 2029.
Accounting for Uncertainty in Income Taxes
The following table summarizes changes in unrecognized tax benefits:

	December 31,
	2014	2013	2012
Unrecognized tax benefits at beginning of year	$7,343.5	$3,951.1	$2,467.3
Increases resulting from tax positions taken during a prior period	45,184.2	573.9	503.1
Increases resulting from tax positions taken during the current period	7,712.5	2,818.5	980.7
Decreases related to settlements with taxing authorities	(235.7)	—	—
Reductions related to the lapse of statute of limitations	(599.6)	—	—
Unrecognized tax benefits at end of year	$59,404.9	$7,343.5	$3,951.1

As of December 31, 2014, the gross unrecognized tax benefits are $59.4 million. Included in the $59.4 million are $33.1 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. As a part of the Spin-Off, the Company recorded a liability related to uncertain tax positions for which it is indemnified by Navient. See Note 2, “Significant Accounting Policies - Income Taxes,” for additional details.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

20.	Income Taxes (Continued)

Tax related interest expense is reported as a component of income tax expense. As of December 31, 2014 and 2013, the total amount of income tax-related accrued interest, net of related benefit, recognized in the consolidated balance sheets was $5.9 million and $0.4 million, respectively.

For the years ended December 31, 2014, 2013 and 2012, the total amount of income tax-related accrued interest, net of related tax benefit, recognized in the consolidated statements of income was $2.3 million, $0.1 million and $0, respectively.

The Company believes that it is reasonably possible that a decrease of up to $4.5 million in unrecognized tax benefits related to state taxes may be necessary within the coming year.
The Company or one of its subsidiaries files income tax returns at the U.S. federal level and in most U.S. states. U.S. federal income tax returns filed for years 2010 and prior have either been audited or surveyed and are now resolved. Various combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years). We do not expect the resolution of open audits to have a material impact on our unrecognized tax benefits.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

21. Concentrations of Risk
Our business is primarily focused in providing and/or servicing to help students and their families save, plan and pay for college. We primarily originate, service and/or collect loans made to students and their families to finance the cost of their education. We provide funding, delivery and servicing support for education loans in the United States through our Private Education Loan programs. Because of this concentration in one industry, we are exposed to credit, legislative, operational, regulatory, and liquidity risks associated with the student loan industry.
Concentration Risk in the Revenues Associated with Private Education Loans
We compete in the Private Education Loan market with banks and other consumer lending institutions, some with strong consumer brand name recognition and greater financial resources. We compete based on our products, origination capability and customer service. To the extent our competitors compete aggressively or more effectively, we could lose market share to them or subject our existing loans to refinancing risk. Our product offerings may not prove to be profitable and may result in higher than expected losses.
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

Concentration Risk in the Revenues Associated with FFELP Loans
On July 1, 2010, the HCERA legislation eliminated FFELP Loan originations, a major source of our net income. All federal loans to students are now made through the DSLP. The terms and conditions of existing FFELP Loans were not affected by this legislation. Despite the end of FFELP, Congress, ED and the Administration still exercise significant authority over the servicing and administration of existing FFELP Loans. Because of the ongoing uncertainty around efforts to reduce the federal budget deficit, the timing, method and manner of implementation of various education lending initiatives has become less predictable. The interest income we earn on our FFELP Loans portfolio, which totaled $43,831 in 2014, will decline over time as the portfolio amortizes.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22. Parent Only Statements

The following parent company-only financial information should be read in conjunction with the other notes to the consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company-only financial statements account for the parent company's investments in its subsidiaries under the equity method.

Parent Only Condensed Balance Sheets

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$434,245	$—
Total investments in subsidiaries (primarily Sallie Mae Bank)	1,389,995	1,161,471
Tax indemnification receivable	240,311	—
Due from subsidiaries, net	32,408	—
Other assets	1,943	—
Total assets	$2,098,902	$1,161,471

Liabilities and Equity
Liabilities
Income taxes payable, net	$245,782	$—
Payable due to Navient	8,764	—
Other liabilities	14,398	—
Total liabilities	$268,944	—

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized:
Series A: 3.3 million and 0 shares issued, respectively, at stated value of $50	165,000	—
Series B: 4 million and 0 shares issued, respectively, at stated value of $100 per share	400,000	—
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 425 million and 0 shares issued, respectively	84,961	—
Additional paid-in capital	1,090,511	—
Navient's subsidiary investment	—	1,164,495
Accumulated other comprehensive loss (net of tax (benefit) of ($7,186) and ($1,849), respectively	(11,393)	(3,024)
Retained earnings	113,066	—
Total SLM Corporation stockholders' equity before treasury stock	1,842,145	1,161,471
Less: common stock held in treasury at cost: 1 million and 0 shares, respectively	(12,187)	—
Total equity	1,829,958	1,161,471
Total liabilities and equity	$2,098,902	$1,161,471

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Income

	Years Ended December 31,
	2014	2013	2012

Interest income	$4,980	$—	$—
Interest expense	—	—	—
Net interest income	4,980	—	—

Other income	1,097	—	—

Operating expenses	36,967	3,556	4,871

Loss before income tax expense and equity in net income from subsidiaries	(30,890)	(3,556)	(4,871)
Income tax (benefit) expense	(13,196)	133,121	102,842
Equity in net income from subsidiaries (primarily Sallie Mae Bank)	211,479	394,270	323,439
Net income	193,785	257,593	215,726
Preferred stock dividends	12,933	—	—
Net income attributable to common stock	$180,852	$257,593	$215,726

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

22.	Parent Only Statements (Continued)

Parent Only Condensed Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$193,785	$257,593	$215,726
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed earnings of subsidiaries	(211,479)	(394,270)	(323,439)
(Increase) decrease in investment in subsidiaries, net	278,365	136,677	107,713
Decrease in tax indemnification receivable	38,820	—	—
Increase in due from subsidiaries, net	(32,408)	—	—
Increase in other assets	(5,447)	—	—
Decrease in income taxes payable, net	(312,770)	—	—
Increase in payable due to entity that is a subsidiary of Navient	8,764	—	—
Increase in other liabilities	14,398	—	—
Total adjustments	(221,757)	(257,593)	(215,726)
Net cash used in operating activities	(27,972)	—	—

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—	—

Cash flows from financing activities:
Special cash contribution from Navient	472,718	—	—
Excess tax benefit from exercise of stock-based awards	2,432	—	—
Preferred stock dividends paid	(12,933)	—	—
Net cash provided by financing activities	462,217	—	—
Net increase in cash and cash equivalents	434,245	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$434,245	$—	$—

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23. Selected Quarterly Financial Information (unaudited)

	2014
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$139,238	$144,539	$144,026	$150,676
Less: provisions for loan losses	39,159	1,014	14,898	30,458
Net interest income after provisions for loan losses	100,079	143,525	129,128	120,218
Gains on sales of loans, net	33,888	1,928	85,147	396
(Losses) gains on derivative and hedging activities, net	(764)	(9,458)	5,401	825
Other income	8,136	15,229	5,461	11,095
Operating expenses	63,671	61,127	72,721	77,362
Acquired intangible asset impairment and amortization expense	1,767	508	508	507
Restructuring and other reorganization expenses	229	13,520	14,079	10,483
Income tax expense	28,658	31,941	54,903	24,465
Net income	47,014	44,128	82,926	19,717
Less: net loss attributable to noncontrolling interest	(434)	—	—	—
Net income attributable to SLM Corporation	47,448	44,128	82,926	19,717
Preferred stock dividends	—	3,228	4,850	4,855
Net income attributable to SLM Corporation common stock	$47,448	$40,900	$78,076	$14,862
Basic earnings per common share attributable to SLM Corporation	$0.11	$0.10	$0.18	$0.04
Diluted earnings per common share attributable to SLM Corporation	$0.11	$0.09	$0.18	$0.03

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

23.	Selected Quarterly Financial Information (unaudited) (Continued)

	2013
	First	Second	Third	Fourth
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net interest income	$115,702	$107,417	$116,783	$122,213
Less: provisions for loan losses	20,692	(1,015)	20,404	29,258
Net interest income after provisions for loan losses	95,010	108,432	96,379	92,955
Gains on sales of loans, net	75,222	73,441	43,434	4,496
Gains (losses) on derivative and hedging activities, net	610	(52)	297	(215)
Other income	7,799	8,665	9,416	75,155
Operating expenses	60,771	66,771	68,717	74,215
Acquired intangible asset impairment and amortization expense	537	536	1,480	764
Restructuring and other reorganization expenses	23	84	—	619
Income tax expense	44,765	46,973	30,272	36,923
Net income	72,545	76,122	49,057	59,870
Less: net loss attributable to noncontrolling interest	(340)	(347)	(333)	(332)
Net income attributable to SLM Corporation	72,885	76,469	49,390	60,202
Preferred stock dividends	—	—	—	—
Net income attributable to SLM Corporation common stock	$72,885	$76,469	$49,390	$60,202
Basic earnings per common share attributable to SLM Corporation	$0.16	$0.17	$0.11	$0.14
Diluted earnings per common share attributable to SLM Corporation	$0.16	$0.17	$0.11	$0.14