Form 10-Q
period 2015-03-31
SLM CORP
filed 2015-04-22
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2015
Common Stock, $0.20 par value	425,180,591 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$875,622	$2,359,780
Available-for-sale investments at fair value (cost of $168,964 and $167,740, respectively)	170,831	168,934
Loans held for investment (net of allowance for losses of $89,805 and $83,842, respectively)	10,909,014	9,509,786
Other interest-earning assets	62,383	77,283
Accrued interest receivable	541,355	469,697
Premises and equipment, net	79,822	78,470
Acquired intangible assets, net	2,855	3,225
Tax indemnification receivable	227,157	240,311
Other assets	64,485	64,757
Total assets	$12,933,524	$12,972,243

Liabilities
Deposits	$10,467,753	$10,540,555
Income taxes payable, net	194,345	191,499
Upromise related liabilities	285,104	293,004
Other liabilities	120,409	117,227
Total liabilities	11,067,611	11,142,285

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 428 million and 425 million shares issued, respectively	85,587	84,961
Additional paid-in capital	1,106,415	1,090,511
Accumulated other comprehensive loss (net of tax benefit of $13,012 and $7,186, respectively)	(20,584)	(11,393)
Retained earnings	154,824	113,066
Total SLM Corporation stockholders' equity before treasury stock	1,891,242	1,842,145
Less: Common stock held in treasury at cost: 3 million and 1 million shares, respectively	(25,329)	(12,187)
Total equity	1,865,913	1,829,958
Total liabilities and equity	$12,933,524	$12,972,243

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Interest income:
Loans	$197,856	$160,035
Investments	2,720	968
Cash and cash equivalents	780	866
Total interest income	201,356	161,869
Interest expense:
Deposits	29,570	22,591
Other interest expense	832	40
Total interest expense	30,402	22,631
Net interest income	170,954	139,238
Less: provisions for loan losses	16,618	39,159
Net interest income after provisions for loan losses	154,336	100,079
Noninterest income:
Gains on sales of loans, net	—	33,888
Gains (losses) on derivatives and hedging activities, net	3,292	(764)
Other	8,007	8,136
Total noninterest income	11,299	41,260
Expenses:
Compensation and benefits	41,203	29,667
Other operating expenses	39,984	34,004
Total operating expenses	81,187	63,671
Acquired intangible asset amortization expense	370	1,767
Restructuring and other reorganization expenses	4,657	229
Total expenses	86,214	65,667
Income before income tax expense	79,421	75,672
Income tax expense	31,722	28,658
Net income	47,699	47,014
Less: net loss attributable to noncontrolling interest	—	(434)
Net income attributable to SLM Corporation	47,699	47,448
Preferred stock dividends	4,823	—
Net income attributable to SLM Corporation common stock	$42,876	$47,448

Basic earnings per common share attributable to SLM Corporation	$0.10	$0.11
Average common shares outstanding	424,428	426,717
Diluted earnings per common share attributable to SLM Corporation	$0.10	$0.11
Average common and common equivalent shares outstanding	432,302	434,650

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$47,699	$47,014
Other comprehensive income (loss):
Unrealized gains on investments	673	1,406
Unrealized losses on cash flow hedges	(15,689)	—
Total unrealized gains (losses)	(15,016)	1,406
Income tax (expense) benefit	5,825	(534)
Other comprehensive income (loss), net of tax benefit (expense)	(9,191)	872
Comprehensive income	38,508	47,886
Less: comprehensive loss attributable to noncontrolling interest	—	(434)
Total comprehensive income attributable to SLM Corporation	$38,508	$48,320

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Navient's Subsidiary Investment	Accumulated Other Comprehensive Income (Loss)	Total SLM Corporation Equity	Non-controlling interest	Total Equity

Balance at December 31, 2013	$1,164,495	$(3,024)	$1,161,471	$4,672	$1,166,143
Net income (loss)	47,448	—	47,448	(434)	47,014
Other comprehensive income, net of tax	—	872	872	—	872
Total comprehensive income (loss)	—	—	48,320	(434)	47,886
Net transfers from affiliate	17,244	—	17,244	—	17,244
Balance at March 31, 2014	$1,229,187	$(2,152)	$1,227,035	$4,238	$1,231,273

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2014	7,300,000	424,804,125	(1,365,277)	423,438,848	$565,000	$84,961	$1,090,511	$(11,393)	$113,066	$(12,187)	$1,829,958
Net income	—	—	—	—	—	—	—	—	47,699	—	47,699
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(9,191)	—	—	(9,191)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	38,508
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(2,875)	—	(2,875)
Preferred Stock, series B ($.49 per share)	—	—	—	—	—	—	—	—	(1,948)	—	(1,948)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	1,118	—	(1,118)	—	—
Issuance of common shares	—	3,130,839		3,130,839	—	626	4,050	—	—	—	4,676
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	4,596	—	—	—	4,596
Stock-based compensation expense	—	—	—	—	—	—	6,140	—	—	—	6,140
Shares repurchased related to employee stock-based compensation plans	—	—	(1,389,096)	(1,389,096)	—	—	—	—	—	(13,142)	(13,142)
Balance at March 31, 2015	7,300,000	427,934,964	(2,754,373)	425,180,591	$565,000	$85,587	$1,106,415	$(20,584)	$154,824	$(25,329)	$1,865,913
See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March, 31
	2015	2014
Operating activities
Net income	$47,699	$47,014
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	16,618	39,159
Tax provision	31,722	28,658
Amortization of brokered deposit placement fee	2,695	2,750
Amortization of deferred loan origination costs and fees, net	641	298
Net amortization of discount on investments	324	88
Depreciation of premises and equipment	1,659	1,182
Amortization and impairment of acquired intangibles	370	1,767
Stock-based compensation expense	6,140	7,248
Unrealized (gains)/losses on derivative and hedging activities, net	(2,417)	1,107
Gains on sale of loans, net	—	(33,888)
Changes in operating assets and liabilities:
Net decrease in loans held for sale	55	5,426
Origination of loans held for sale	(55)	(5,426)
Increase in accrued interest receivable	(121,815)	(76,069)
Decrease (increase) in other interest-earning assets	14,900	(21,257)
Decrease in tax indemnification receivable	13,154	—
(Increase) decrease in other assets	(2,079)	3,999
Decrease in income tax payable, net	(23,049)	(122,829)
Increase in accrued interest payable	6,541	3,907
Decrease in payable due to entity that is a subsidiary of Navient	(1,655)	—
(Decrease) increase in other liabilities	(10,629)	(1,381)
Total adjustments	(66,880)	(165,261)
Total net cash used in operating activities	(19,181)	(118,247)
Investing activities
Loans acquired and originated	(1,663,149)	(1,524,455)
Net proceeds from sales of loans held for investment	6,387	679,023
Proceeds from claim payments	46,442	27,303
Net decrease in loans held for investment	243,990	183,590
Purchases of available-for-sale securities	(8,178)	(25,190)
Proceeds from sales and maturities of available-for-sale securities	6,630	1,510
Total net cash used in investing activities	(1,367,878)	(658,219)
Financing activities
Net decrease in certificates of deposit	(74,457)	(324,487)
Net (decrease) increase in other deposits	(22,415)	135,628
Net decrease in deposits with entity that is a subsidiary of Navient	—	(3,631)
Net capital contributions from entity that is a subsidiary of Navient	—	21,230
Excess tax benefit from the exercise of stock-based awards	4,596	—
Preferred stock dividends paid	(4,823)	—
Net cash provided by financing activities	(97,099)	(171,260)
Net decrease in cash and cash equivalents	(1,484,158)	(947,726)
Cash and cash equivalents at beginning of period	2,359,780	2,182,865
Cash and cash equivalents at end of period	$875,622	$1,235,139
Cash disbursements made for:
Interest	$25,368	$16,180
Income taxes paid	$17,811	$99,267
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
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
For periods before the Spin-Off, the financial statements are presented on a basis of accounting that reflects a change in reporting entity and have been adjusted for the effects of the Spin-Off. These carve-out financial statements and selected financial information represent only those operations, assets, liabilities and equity that form Sallie Mae on a stand-alone basis. Because the Spin-Off occurred on April 30, 2014, the balances as of and for the three months ending March 31, 2014 include the carved out financial results.
Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions.
Recently Issued Accounting Pronouncements
On February 18, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the current consolidation guidance. The amendments reduce the number of consolidation models through the elimination of the indefinite deferral of ASC 810 and place more emphasis on risk of loss when determining a controlling financial interest.  The standard is effective for fiscal periods beginning after December 15, 2015. We do not expect this new guidance to have a material impact to our financial results.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2. Loans Held for Investment
Loans Held for Investment consist of Private Education Loans and FFELP Loans.
"Private Education Loans" are education loans to students or their families that are not issued, insured or guaranteed by any state or federal government. Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans or customers’ resources. Private Education Loans bear the full credit risk of the borrower and any cosigners. We manage this risk through risk-performance underwriting strategies and the addition of qualified cosigners. Our Private Education Loans generally carry a variable interest rate indexed to LIBOR. As of March 31, 2015, 82 percent of all Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on our Private Education Loans, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage our Private Education Loan customers to make payments while in school.
FFELP Loans are insured by the federal government as to their principal and accrued interest in the event of default subject to a risk sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement on all qualifying claims.
Loans held for investment are summarized as follows:

	March 31,	December 31,
	2015	2014
Private Education Loans	$9,768,761	$8,311,376
Deferred origination costs	17,627	13,845
Allowance for loan losses	(85,236)	(78,574)
Total Private Education Loans, net	9,701,152	8,246,647

FFELP Loans	1,208,977	1,264,807
Unamortized acquisition costs, net	3,454	3,600
Allowance for loan losses	(4,569)	(5,268)
Total FFELP Loans, net	1,207,862	1,263,139

Loans held for investment, net	$10,909,014	$9,509,786

The estimated weighted average life of education loans in our portfolio was approximately 6.4 years and 6.2 years at March 31, 2015 and December 31, 2014, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates are summarized as follows:

	Three Months Ended
	March 31,
	2015		2014
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$9,454,579	8.07%	$7,419,714	8.14%
FFELP Loans	1,234,682	3.19	1,404,595	3.19
Total portfolio	$10,689,261		$8,824,309

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3. Allowance for Loan Losses
Our provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb incurred probable losses in the held-for-investment loan portfolios. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. We believe the allowance for loan losses is appropriate to cover probable losses incurred in the loan portfolios.

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended March 31, 2015
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$5,268	$78,574	$83,842
Total provision	435	16,183	16,618
Net charge-offs:
Charge-offs	(1,134)	(8,727)	(9,861)
Recoveries	—	1,387	1,387
Net charge-offs	(1,134)	(7,340)	(8,474)
Loan sales(1)	—	(2,181)	(2,181)
Ending Balance	$4,569	$85,236	$89,805
Allowance:
Ending balance: individually evaluated for impairment	$—	$20,105	$20,105
Ending balance: collectively evaluated for impairment	$4,569	$65,131	$69,700
Loans:
Ending balance: individually evaluated for impairment	$—	$122,120	$122,120
Ending balance: collectively evaluated for impairment	$1,208,977	$9,646,641	$10,855,618
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.50%	0.51%
Allowance as a percentage of the ending total loan balance	0.38%	0.87%
Allowance as a percentage of the ending loans in repayment(2)	0.52%	1.42%
Allowance coverage of net charge-offs (annualized)	1.01	2.90
Ending total loans, gross	$1,208,977	$9,768,761
Average loans in repayment(2)	$898,360	$5,705,067
Ending loans in repayment(2)	$872,579	$5,995,121
____________
(1) Represents fair value write-downs on loans sold.
(2) Loans in repayment includes in-school loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended March 31, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,318	$61,763	$68,081
Total provision	506	38,653	39,159
Charge-offs(1)	(643)	—	(643)
Loan sales(2)	—	(28,963)	(28,963)
Ending Balance	$6,181	$71,453	$77,634
Allowance:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$6,181	$71,453	$77,634
Loans:
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,396,776	$7,274,718	$8,671,494
Charge-offs as a percentage of average loans in repayment (annualized)(3)	0.25%	—%
Allowance as a percentage of the ending total loan balance	0.44%	0.98%
Allowance as a percentage of the ending loans in repayment(3)	0.62%	1.67%
Allowance coverage of charge-offs (annualized)	2.40	—
Ending total loans, gross	$1,396,776	$7,274,718
Average loans in repayment(3)	$1,023,329	$4,329,157
Ending loans in repayment(3)	$997,538	$4,278,969
____________

(1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on loans sold.
(3) Loans in repayment includes in-school loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs. Prior to the Spin-Off, we did not have TDR loans because the loans generally were sold to a now unrelated affiliate in the same month that the terms were restructured. Subsequent to May 1, 2014, we have individually assessed $122.1 million of Private Education Loans as TDRs. When these TDR loans are determined to be impaired, we provide for an allowance for losses sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan's basis and the present value of expected future cash flows discounted at the loan's original effective interest rate.
Within the Private Education Loan portfolio, loans greater than 90 days past due are considered to be nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default, and therefore, we do not deem FFELP Loans as nonperforming from a credit risk standpoint at any point in their life cycle prior to claim payment, and we continue to accrue interest on those loans through the date of claim.
At March 31, 2015 and December 31, 2014, all of our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

March 31, 2015
TDR Loans	$123,702	$122,120	$20,105

December 31, 2014
TDR Loans	$60,278	$59,402	$9,815

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended
	March 31, 2015
	Average Recorded Investment	Interest Income Recognized

TDR Loans	$88,120	$2,396

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status of TDR loans and the aging of TDR loans that are past due.

	March 31,		December 31,
	2015		2014
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$1,481		$2,915
TDR loans in forbearance(2)	40,128		18,620
TDR loans in repayment and percentage of each status:
Loans current	73,944	91.8%	34,554	91.2%
Loans delinquent 31-60 days(3)	3,921	4.9	1,953	5.2
Loans delinquent 61-90 days(3)	1,873	2.3	983	2.6
Loans delinquent greater than 90 days(3)	773	1.0	377	1.0
Total TDR loans in repayment	80,511	100.0%	37,867	100.0%
Total TDR loans, gross	$122,120		$59,402
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

The following table provides the amount of modified loans that resulted in a TDR in the periods presented. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period and within 12 months of the loan first being designated as a TDR. We define payment default as 60 day past due for this disclosure. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.

	Three Months Ended
	March 31, 2015
	Modified Loans	Charge-offs	Payment-Default

TDR Loans	$122,120	$930	$4,785

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, the loan status and loan seasoning. The FICO scores are assessed at origination and maintained through the loan's term. The following table highlights the gross principal balance of our Private Education Loan portfolio stratified by key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	March 31, 2015		December 31, 2014
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$8,804,812	90%	$7,465,339	90%
Without cosigner	963,949	10	846,037	10
Total	$9,768,761	100%	$8,311,376	100%

FICO at Origination:
Less than 670	$638,195	6%	$558,801	7%
670-699	1,431,436	15	1,227,860	15
700-749	3,103,824	32	2,626,238	32
Greater than or equal to 750	4,595,306	47	3,898,477	46
Total	$9,768,761	100%	$8,311,376	100%

Seasoning(2):
1-12 payments	$3,031,655	31%	$2,373,117	29%
13-24 payments	1,650,103	17	1,532,042	18
25-36 payments	812,674	8	755,143	9
37-48 payments	412,865	4	411,493	5
More than 48 payments	257,986	3	212,438	3
Not yet in repayment	3,603,478	37	3,027,143	36
Total	$9,768,761	100%	$8,311,376	100%

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.
FFELP Loans are at least 97 percent insured and guaranteed as to their principal and accrued interest in the event of default; therefore, there are no key credit quality indicators associated with FFELP Loans. Included within our FFELP portfolio as of March 31, 2015 are $741 million of FFELP rehabilitation loans. These loans have previously defaulted but have subsequently been brought current according to a loan rehabilitation agreement. The credit performance on rehabilitation loans is worse than the remainder of our FFELP portfolio. At March 31, 2015 and December 31, 2014, 61.3 percent and 62.1 percent, respectively, of our FFELP portfolio consisted of rehabilitation loans.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

 The following tables provide information regarding the loan status of our Private Education Loans and the aging of our past due Private Education Loans. Loans in repayment includes in-school loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,		December 31,
	2015		2014
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,603,478		$3,027,143
Loans in forbearance(2)	170,162		135,018
Loans in repayment and percentage of each status:
Loans current	5,896,132	98.4%	5,045,600	98.0%
Loans delinquent 31-60 days(3)	54,883	0.9	63,873	1.2
Loans delinquent 61-90 days(3)	31,202	0.5	29,041	0.6
Loans delinquent greater than 90 days(3)	12,904	0.2	10,701	0.2
Total loans in repayment	5,995,121	100.0%	5,149,215	100.0%
Total loans, gross	9,768,761		8,311,376
Deferred origination costs	17,627		13,845
Total loans	9,786,388		8,325,221
Allowance for loan losses	(85,236)		(78,574)
Total loans, net	$9,701,152		$8,246,647
Percentage of loans in repayment		61.4%		62.0%
Delinquencies as a percentage of loans in repayment		1.7%		2.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		2.8%		2.6%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater than 90 days Past Due	Allowance for Uncollectible Interest

March 31, 2015	$512,501	$473	$2,634
December 31, 2014	$445,710	$443	$3,517

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
Deposits - interest bearing	$10,466,838	$10,539,953
Deposits - non-interest bearing	915	602
Total deposits	$10,467,753	$10,540,555
Interest Bearing
Interest bearing deposits as of March 31, 2015 and December 31, 2014 consisted of non-maturity savings and money market deposits, brokered and retail certificates of deposit, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2,695 and $2,750 for the three months ended March 31, 2015 and 2014, respectively. No fees were paid to third party brokers related to these certificates of deposit during the three months ended March 31, 2015 and 2014, respectively.
Interest bearing deposits at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015		December 31, 2014
	Amount	Qtr.-End Weighted Average Stated Rate	Amount	Year-End Weighted Average Stated Rate

Money market	$4,512,730	1.14%	$4,527,448	1.15%
Savings	695,675	0.81	703,687	0.81
Certificates of deposit	5,258,433	1.02	5,308,818	1.00
Deposits - interest bearing	$10,466,838		$10,539,953

 As of March 31, 2015 and December 31, 2014, there were $224,182 and $253,953, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $22,624 and $16,082 at March 31, 2015 and December 31, 2014, respectively.

Non Interest Bearing

Non interest bearing deposits were $915 and $602 as of March 31, 2015 and December 31, 2014, respectively. For both periods these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowed Funds

We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100,000 at March 31, 2015. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three months ended March 31, 2015 and 2014.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (“Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2015 and December 31, 2014, the value of our pledged collateral at the FRB totaled $1,361,879 and $1,398,286, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2015 and 2014.

6. Derivative Financial Instruments

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk associated with debt we issued. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. Please refer to “Note 11 - Derivative Financial Instruments” in our 2014 Form 10-K for a full discussion of our risk management strategy.
Although we use derivatives to offset (or minimize) the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2015 and December 31, 2014, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to derivatives of $60,826 and $60,784, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2015 and December 31, 2014, and their impact on earnings and other comprehensive income for the three months ended March 31, 2015 and 2014.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
		2015	2014	2015	2014	2015	2014	2015	2014
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$24,377	$5,012	$1,033	$226	$25,410	$5,238
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(37,295)	(21,435)	(738)	(5,883)	(30)	(1,370)	(38,063)	(28,688)
Total net derivatives		$(37,295)	$(21,435)	$23,639	$(871)	$1,003	$(1,144)	$(12,653)	$(23,450)
     ___________

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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Gross position	$25,410	$5,238	$(38,063)	$(28,688)
Impact of master netting agreement	(11,003)	(4,045)	11,003	4,045
Derivative values with impact of master netting agreements (as carried on balance sheet)	14,407	1,193	(27,060)	(24,643)
Cash collateral (held) pledged(1)	(3,283)	(900)	58,625	72,478
Net position	$11,124	$293	$31,565	$47,835

(1)	Cash collateral amount calculations include outstanding accrued interest payable/receivable.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Notional Values

Interest rate swaps	$1,110,072	$1,106,920	$2,992,821	$3,044,492	$973,539	$973,539	$5,076,432	$5,124,951

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended
	March 31,
	2015	2014

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings	$427	$(122)
Realized gains recorded in interest expense	7,491	5,672
Total	$7,918	$5,550

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness losses recorded in earnings	(304)	—
Realized losses recorded in interest expense	(5,353)	—
Total	$(5,657)	$—

Trading
Interest rate swaps:
Interest reclassification	$1,023	$459
Change in fair value of future interest payments recorded in earnings	2,146	(1,101)
Total(1)	3,169	(642)
Total	$5,430	$4,908
________

(1)	Amounts included in "gains (losses) on derivatives and hedging activities, net. in the consolidated statements of income".

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders' Equity

	Three Months Ended
	March 31,
	2015	2014
Amount of loss recognized in other comprehensive income	$(21,042)	$—
Amount of loss reclassified in interest expense(1)	(5,353)	—
Total change in other comprehensive income for unrealized losses on derivatives	$(15,689)	$—
___________
(1) Amounts included in “realized gains (losses) recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
Cash collateral held related to derivative exposure between us and our derivatives counterparties was $3,283 and $900 at March 31, 2015 and December 31, 2014, respectively. Collateral held is recorded in “Other Liabilities.” Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $58,625 and $72,478 at March 31, 2015 and December 31, 2014, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Stockholders' Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended March 31,
(Shares and per share amounts in actuals)	2015	2014
Shares repurchased related to employee stock-based compensation plans(1)	1,389,096	2,115,470
Average purchase price per share	$9.46	$23.56
Common shares issued(2)	3,130,839	4,238,182

__________________

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on March 31, 2015 was $9.28.

Investment with entities that are now subsidiaries of Navient

Prior to the Spin-Off, there were transactions between us and affiliates of pre-Spin-Off SLM that are now subsidiaries of Navient. As part of the carve-out, expenses of those transactions were included in our results even though the actual payments for the expenses were paid by the aforementioned affiliates. As such, amounts equal to these payments have been treated as equity contributions in the table below. Certain payments made by us to these affiliates prior to the Spin-Off transaction were treated as dividends.

Net transfers (to)/from the entity that is now a subsidiary of Navient are included within Navient's subsidiary investment on the consolidated statements of changes in equity. There were no transfers (to)/from the entity that is now a subsidiary of Navient during the three months ended March 31, 2015. The components of the net transfers (to)/from the entity that is now a subsidiary of Navient for the three months ended March 31, 2014 are summarized below:

Three Months Ended
March 31,
2014
Capital contributions:
Loan origination activities	$25,268
Loan sales	45
Corporate overhead activities	17,755
Other	432
Total capital contributions	43,500
Corporate push-down	5,738
Net change in income tax accounts	15,659
Net change in receivable/payable	(47,622)
Other	(31)
Total net transfers from the entity that is now a subsidiary of Navient	$17,244

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Stockholders' Equity (Continued)

Capital Contributions

During the first four months of 2014, pre-Spin-Off SLM contributed capital to the Bank by funding loan origination activities, purchases of loans in excess of the loans' fair values, providing corporate overhead functions and other activities.

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

Corporate Push-Down

The consolidated balance sheet of the Company includes certain assets and liabilities that historically were held at pre-Spin-Off SLM but which are specifically identifiable or otherwise allocable to the Company. The cash and cash equivalents held by pre-Spin-Off SLM at the corporate level were not allocated to the Bank for any of the periods presented.

Receivable/Payable with Affiliate

All significant intercompany payable/receivable balances between the Bank and pre-Spin-Off SLM are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. The determination of the weighted-average shares and diluted potential common shares for the March 31, 2014 period is based on the activity at pre-Spin-Off SLM. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2015	2014
Numerator:
Net income attributable to SLM Corporation	$47,699	$47,448
Preferred stock dividends	4,823	—
Net income attributable to SLM Corporation common stock	$42,876	$47,448
Denominator:
Weighted average shares used to compute basic EPS	424,428	426,717
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock and restricted stock units and Employee Stock Purchase Plan ("ESPP") (1)(2)	7,874	7,933
Weighted average shares used to compute diluted EPS	432,302	434,650

Basic earnings per common share attributable to SLM Corporation	$0.10	$0.11

Diluted earnings per common share attributable to SLM Corporation	$0.10	$0.11

         _________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended March 31, 2015 and 2014, securities covering approximately 2 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2014 Form 10-K for a full discussion.

During the three months ended March 31, 2015, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked-to-fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$170,831	$—	$170,831	$—	$168,934	$—	$168,934
Derivative instruments	—	25,410	—	25,410	—	5,238	—	5,238
Total	$—	$196,241	$—	$196,241	$—	$174,172	$—	$174,172

Liabilities
Derivative instruments	—	(38,063)	—	(38,063)	$—	$(28,688)	$—	$(28,688)
Total	$—	$(38,063)	$—	$(38,063)	$—	$(28,688)	$—	$(28,688)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

9.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	March 31, 2015			December 31, 2014
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$11,878,508	$10,909,014	$969,494	$10,228,399	$9,509,786	$718,613
Cash and cash equivalents	875,622	875,622	—	2,359,780	2,359,780	—
Available for sale investments	170,831	170,831	—	168,934	168,934	—
Accrued interest receivable	541,355	541,355	—	469,697	469,697	—
Tax indemnification receivable	227,157	227,157	—	240,311	240,311	—
Derivative instruments	25,410	25,410	—	5,238	5,238	—
Total earning assets	$13,718,883	$12,749,389	$969,494	$13,472,359	$12,753,746	$718,613
Interest-bearing liabilities
Money-market, savings and NOW accounts	$5,209,320	$5,209,320	$—	$5,231,736	$5,231,736	$—
Certificates of deposit	5,274,481	5,258,433	(16,048)	5,313,645	5,308,818	(4,827)
Accrued interest payable	22,624	22,624	—	16,082	16,082	—
Derivative instruments	38,063	38,063	—	28,688	28,688	—
Total interest-bearing liabilities	$10,544,488	$10,528,440	$(16,048)	$10,590,151	$10,585,324	$(4,827)

Excess of net asset fair value over carrying value			$953,446			$713,786

Please refer to “Note 15 - Fair Value Measurements” in our 2014 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10. Arrangements with Navient Corporation

In connection with the Spin-Off, we entered into a separation and distribution agreement and other ancillary agreements with Navient. Please refer to “Note 16 - Arrangements with Navient Corporation” in our 2014 Form 10-K for a full discussion of these agreements.

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, the Bank sold substantially all of its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to a Loan Participation and Purchase Agreement. This agreement predated the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At March 31, 2015, we held approximately $108 million of Split Loans.

During the three months ended March 31, 2015, the Bank sold loans to the Purchasers in the amount of $8,714 in principal and $168 in accrued interest income. During the three months ended March 31, 2014, the Bank sold loans to the Purchasers in the amount of $671,819 in principal and $24,027 in accrued interest income.

There was no gain as a result of the loans sold in the three months ended March 31, 2015. The gain resulting from loans sold was $33,888 in the three months ended March 31, 2014. Total write-downs to fair value for loans sold with a fair value lower than par totaled $2,181 and $28,963 in the three months ended March 31, 2015 and 2014, respectively. Navient is the servicer for all of these loans.

11. Regulatory Capital

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

As of the first quarter 2015, the Bank was required by federal banking authorities to report regulatory capital and ratios based on the U.S. Basel III rule. U.S. Basel III implemented changes to capital, risk weighted assets, and “well capitalized” definitions and added a reporting requirement of Common Equity Tier 1 Capital (to risk-weighted assets). Regulatory capital reported as of December 31, 2014 was calculated according to regulatory guidelines in effect at that date.

“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets, Common Equity Tier I capital to risk-weighted assets and of Tier I Capital to average assets, as defined by the regulation. The following amounts and ratios are based upon the Bank's assets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

11.	Regulatory Capital (Continued)

			Well Capitalized Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of March 31, 2015:
Tier I Capital (to Average Assets)	$1,482,856	11.5%	$642,524	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,482,856	13.6%	$873,897	>	8.0%
Total Capital (to Risk Weighted Assets)	$1,572,661	14.4%	$1,092,371	>	10.0%
Common Equity Tier I Capital (to Risk Weighted Assets)	$1,482,856	13.6%	$710,041	>	6.5%
As of December 31, 2014:
Tier I Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%
Tier I Capital (to Risk Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended March 31, 2015 and 2014, respectively. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Commitments, Contingencies and Guarantees

Regulatory Matters
At the time of this filing, the Bank remains subject to the 2014 FDIC Order. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the DOJ regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers’ Civil Relief Act ("SCRA"). The Department of Justice ("DOJ") Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
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
In May 2014, the Bank received a Civil Investigative Demand from the Consumer Financial Protection Bureau ("CFPB") in the Bank’s capacity as a former affiliate of Navient as part of the CFPB’s separate investigation relating to fees and policies of pre-Spin-Off SLM during the period prior to the Spin-Off of Navient. We are cooperating fully with the CFPB, but are not in a position at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand, Navient would be responsible for all costs, expenses, losses or remediation likely to arise from this investigation.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Subsequent Event

On April 17, 2015, we announced plans to sell approximately $753 million of Private Education Loans through a securitization transaction to qualified institutional buyers. The transaction will remove the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We will continue to service the loans in the trust. We expect to record a pre-tax gain on the sale of approximately $78 million, net of estimated closing adjustments and transaction costs, a 10.5 percent premium over the loans’ book value. The transaction is expected to settle on or about April 23, 2015, and will be reflected in our second quarter 2015 results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is current as of April 22, 2015 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), and subsequent reports filed with the Securities and Exchange Commission (the “SEC”). Definitions for capitalized terms in this report not defined herein can be found in the 2014 Form 10-K (filed with the SEC on February 26, 2015).

References in this Form 10-Q to “we,” “us,” “our” “Sallie Mae” and the “Company,” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

On April 30, 2014, we completed our plan to legally separate into two distinct publicly-traded entities - an education loan management, servicing and asset recovery business, Navient Corporation (“Navient”), and a consumer banking business, SLM Corporation. The separation of Navient from SLM Corporation (the “Spin-Off”) was preceded by an internal corporate reorganization, which was the first step to separate the education loan management, servicing and asset recovery business from the consumer banking business. For a more detailed discussion of the Spin-Off, please see our 2014 Form 10-K.

This report contains forward-looking statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the company’s 2014 Form 10-K; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the company is a party; credit risk associated with the company’s exposure to third parties, including counterparties to the company’s derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The company could also be affected by, among other things: changes in its funding costs and availability; reductions to its credit ratings, failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to its reputation; failures or breaches to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on the company's business; risks associated with restructuring initiatives; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of its customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of its earning assets versus its funding arrangements; rates of prepayments on the loans it makes; changes in general economic conditions and the company's ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of the company’s consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. The company does not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in its expectations.

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “GAAP Consolidated Earnings Summary - 'Core Earnings' ” in this Form 10-Q for the quarter ended March 31, 2015 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014

Net income attributable to SLM Corporation common stock	$43	$47
Diluted earnings per common share attributable to SLM Corporation	$0.10	$0.11
Weighted average shares used to compute diluted earnings per share	432	435
Return on assets	1.5%	1.8%
Operating efficiency ratio(1)	49.2%	46.3%

Other Operating Statistics
Ending Private Education Loans, net	$9,701	$7,208
Ending FFELP Loans, net	1,208	1,395
Ending total education loans, net	$10,909	$8,603

Average education loans	$10,689	$8,824

(1) Our efficiency ratio is calculated as operating expense, excluding restructuring and other reorganization expenses, divided by net interest income after provision for loan losses and other income.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three months ended March 31, 2015.
Recent Developments
On April 17, 2015, we announced plans to sell approximately $753 million of Private Education Loans through a securitization transaction to qualified institutional buyers. The transaction will remove the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We will continue to service the loans in the trust. We expect to record a pre-tax gain on the sale of approximately $78 million, net of estimated closing adjustments and transaction costs, a 10.5 percent premium over the loans’ book value. The transaction is expected to settle on or about April 23, 2015 and will be reflected in our second quarter 2015 results.
Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio (which include financing costs), provisions for loan losses, gains and losses on loan sales and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining diversified, cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; gains on sale of loans, net; allowance for loan losses; charge-offs and delinquencies; operating expenses; and “Core Earnings”) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

2015 Management Objectives
For 2015, we have again set out five major goals to create shareholder value. They are: (1) prudently grow our Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) complete the necessary steps to permit the Bank to independently originate Private Education Loans; (4) continue to expand the Bank's capabilities and enhance risk oversight and internal controls; and (5) manage operating expenses while improving efficiency and customer experience. Here is how we plan to achieve these objectives:
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2015 by leveraging our Sallie Mae and Upromise brands and our relationship with more than two thousand colleges and universities. We recently expanded our campus-focused sales force to provide deeper support for universities in all regions of the United States and, as a result, we expect to be able to demonstrate increased 2015 originations through this effort. We are determined to maintain the average FICO scores and cosigner rates on our originations at levels similar to those at which we ended 2014. We will also increase our efforts to help our customers manage their borrowings and succeed in making their payments, which we expect will result in lower charge-offs and provisions for loan losses. Originations were 9 percent higher in the first quarter of 2015 compared with the year-ago quarter.
Maintain Our Strong Capital Position
The Bank is required by its prudential regulators, the Utah Department of Financial Institutions ("UDFI") and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital as, and if, necessary to the Bank. Our Board of Directors and management periodically evaluate the Bank’s quality of assets, the stability of earnings, and the adequacy of our allowance for loan losses and continue to believe the Bank's existing capital levels are appropriate. As of March 31, 2015, the Bank had a Tier 1 leverage ratio of 11.5 percent, a common equity Tier 1 risk-based capital ratio of 13.6 percent, a Tier 1 risk-based capital ratio of 13.6 percent, and a total risk-based capital ratio of 14.4 percent, exceeding the current regulatory guidelines for well capitalized institutions by a significant amount. As we execute loan sales and term fundings and generate earnings, these ratios will increase and will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not intend to initiate any share repurchase program to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld associated with award exercises and vesting under our employee stock-based compensation plans.
We expect to be active in the capital markets in 2015. We plan to sell Private Education Loans as whole loan sales or through securitization transactions. We also expect to use the ABS market to complement our deposit funding to raise term funding for our loan portfolio. Private Education Loans financed through these transactions will remain on our balance sheet as we will retain the residual interest in these trusts.
We expect the market for loan sales and term financings to continue to be strong in 2015. It is likely, regardless of the structures utilized, we will realize gains on sales of Private Education Loans. On April 17, 2015, we announced plans to sell approximately $753 million of Private Education Loans through a securitization transaction to qualified institutional buyers. The transaction will remove the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We will continue to service the loans in the trust. We expect to record a pre-tax gain on the sale of approximately $78 million, net of estimated closing adjustments and transaction costs, a 10.5 percent premium over the loans’ book value. The transaction is expected to settle on or about April 23, 2015, and will be reflected in our second quarter 2015 results.
Complete Necessary Steps to Permit the Bank to Independently Originate Private Education Loans
At the time of this filing, the Bank continues to be reliant on Navient for its loan origination capabilities provided under a transition services agreement entered into with Navient in connection with the Spin-Off. While the Bank is not at risk of losing access to Navient originations applications through at least 2016, completing the full separation of the Bank’s operations from Navient resources is one of our top goals. The key project remaining to complete the Bank’s full separation from Navient is the separation of these origination functions. We are currently in the process of completing and testing a new loan origination platform. Our objectives are to implement, complete and begin use of the new loan originations platform in the second quarter of 2015.

Continue to Expand the Bank’s Capabilities and Enhance Risk Oversight and Internal Controls
In preparation for and subsequent to the Spin-Off, we have undertaken significant work to establish that all functions, policies and procedures transferred to the Bank in the Spin-Off are sufficient to meet applicable bank and consumer protection regulatory standards. We must continue to prepare for our expected growth and designation of the Bank as a “large bank,” which will entail enhanced regulatory scrutiny. For 2015, the following key initiatives remain to be completed or are underway:

•
Complete the build-out of our Enterprise Risk Management team under the Chief Risk Officer and conduct our initial internal stress testing exercises in preparation for our initial 2016 regulatory required stress testing and report.

•
Continue to invest in our Internal Audit function, which will provide the Bank with confidence in the strength of its overall control environment and ensure the sustainability of the strong risk culture.

•
Continue to make significant changes and enhancements to our compliance management system and program and related consumer protection processes and procedures. Our redesigned SCRA processes and procedures have now received the approval of the DOJ. In 2014, we engaged a third-party firm to conduct independent audits of certain key consumer protection processes and procedures, including our compliance management system. To-date, the results of these reviews have been favorable. In 2015, the third-party firm will conduct additional independent audits over the remainder of those processes and procedures.

•	In 2015, we will further enhance our internal controls over financial reporting through adoption of the COSO 2013 framework.
Manage Operating Expenses While Improving Efficiency and Customer Experience
We will continue to measure our effectiveness in managing operating expenses by monitoring our efficiency ratio, excluding restructuring costs associated with the Spin-Off. Our efficiency ratio is calculated as operating expense, excluding restructuring and reorganization expenses, divided by net interest income (after provision for loans losses) and other income. For first quarter 2015, this ratio increased to 49 percent from 43 percent in the fourth quarter of 2014. First-quarter 2015 operating expenses were $81 million compared with $66 million in the year-ago quarter. The increase in operating expenses is primarily due to slightly higher than expected incremental costs of establishing a stand-alone company. This ratio is expected to decline in subsequent quarters as we generate revenue from Private Education Loan sales. We expect this ratio to decline steadily over the next several years as the number of loans we service grows to a level commensurate with our loan origination platform and we control the growth of our expense base. We intend for the Bank to retain servicing of all Private Education Loans we originate, regardless of whether we hold them in our portfolio or sell all or portions of these Private Education Loans via loan sales and ABS transactions.
In 2015, we will focus on further enhancing a culture that values customer satisfaction and the efficient delivery of our products and services. We understand the challenges of simplifying and carefully considering our customers’ requests, personal circumstances and requirements. As of April 2015, all customer service for our Private Education Loan portfolio has been moved to the United States. The decision to on-shore all Private Education Loan customer service represents a significant piece of our investment to enhance the overall customer experience this year. Later this year, we expect to unveil upgrades and improvements to our mobile application and loan management capabilities to deliver to our customers the access they expect from their financial service providers. We expect these investments will result in increased customer satisfaction, higher loan originations and a more efficient operation.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended March 31,		Increase (Decrease)
(In millions, except per share data)	2015	2014	$	%
Interest income:
Loans	$198	$160	$38	24%
Investments	2	1	1	100
Cash and cash equivalents	1	1	—	—
Total interest income	201	162	39	24
Total interest expense	30	23	7	30
Net interest income	171	139	32	23
Less: provisions for loan losses	17	39	(22)	(56)
Net interest income after provisions for loan losses	154	100	54	54
Noninterest income:
Gains on sales of loans, net	—	34	(34)	(100)
Gains (losses) on derivatives and hedging activities, net	3	(1)	4	(400)
Other income	8	8	—	—
Total noninterest income	11	41	(30)	(73)
Expenses:
Operating expenses	81	64	17	27
Acquired intangible asset amortization expense	—	2	(2)	(100)
Restructuring and other reorganization expenses	5	—	5	100
Total expenses	86	66	20	30

Income before income tax expense	79	75	4	5
Income tax expense	31	28	3	11
Net income	48	47	1	2
Preferred stock dividends	5	—	5	100
Net income attributable to SLM Corporation common stock	$43	$47	$(4)	(9)%

Basic earnings per common share attributable to SLM Corporation	$0.10	$0.11	$(0.01)	(9)%

Diluted earnings per common share attributable to SLM Corporation	$0.10	$0.11	$(0.01)	(9)%

 GAAP Consolidated Earnings Summary
Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
For the three months ended March 31, 2015, net income was $48 million, or $.10 diluted earnings per common share, compared with net income of $47 million, or $.11 diluted earnings per common share for the three months ended March 31, 2014. Net income was affected by a $32 million increase in net interest income and a $22 million reduction in provisions for loan losses, offset by a $34 million decrease in gains on sales of loans and a $20 million increase in operating expenses.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•
Net interest income increased by $32 million in the current quarter compared with the year-ago quarter primarily due to a $2.0 billion increase in average Private Education Loans outstanding and an 10 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 13 basis point increase in our cost of funds. Cost of funds increased primarily as a result of additional costs associated with interest rate swaps hedging our fixed-rate loan portfolio that were not in place in first quarter 2014.

•
Provisions for loan losses decreased $22 million compared with the year-ago quarter. This decrease was primarily the result of a significant reduction in credit impaired loans sold from approximately $200 million in first quarter 2014 to $9 million in first quarter 2015, the effect of our change in the loss emergence period from a two-year period to one year that occurred in second quarter 2014, as well as improved credit performance and collections on the underlying Private Education Loan and FFELP Loan portfolios. When credit impaired loans are sold for a loss, that loss is recorded as a charge-off. Prior period amounts also included the effect of the change in our charge-off policy.

•
Gains on sales of loans, net, decreased $34 million, as there were no loan sales in the first quarter of 2015. In the year-ago quarter, we recorded $34 million in gains from the sale of $466 million of loans to Navient.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $3 million in the first quarter 2015 compared with a net loss of $1 million in the year-ago quarter. The primary factors affecting the change were interest rates and whether the derivative qualified for hedge accounting treatment. In first quarter 2015, more derivatives used to economically hedge risk did not qualify for hedge accounting treatment than in the year-ago quarter.

•
First-quarter 2015 operating expenses (including acquired intangible asset amortization expense) were $81 million compared with $66 million in the year-ago quarter. The increase in operating expenses is primarily due to slightly higher than expected incremental costs of establishing a stand-alone company.

•
First-quarter 2015 restructuring and other reorganization expenses were $5 million compared with $0 in the year-ago quarter. The increase is primarily the result of one-time technology costs related to the Spin-Off.

•
Income tax expense increased $3 million compared with the year-ago quarter. The increase in the first quarter effective tax rate to 39.9 percent from 37.9 percent in the year-ago quarter was primarily the result of our being subject to additional state taxes as a result of the Spin-Off transaction and uncertain tax positions.

 “Core Earnings”
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis which we refer to as “Core Earnings.” While pre-Spin-Off SLM also reported a metric by that name, what we now report and what we describe below is significantly different and should not be compared to any Core Earnings reported by pre-Spin-Off SLM.
“Core Earnings” recognizes the difference in accounting treatment for derivatives based upon whether the derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but which do not qualify for hedge accounting treatment. We enter into derivatives instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives is recorded in "Gains (losses) on derivatives and hedging activities, net." Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked-to-fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivative and hedging activities, net”, are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting treatment are not recorded in interest income and interest expense; they are recorded in non-interest income: “gains (losses) on derivative and hedging activities, net.”
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “Gains (losses) on derivative and hedging activities, net” includes the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment as well as the change in fair values related to future expected cash flows for those derivatives and accounting hedges. For purposes of “Core Earnings” we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the remaining ineffectiveness. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
“Core Earnings” are not a substitute for reported results under GAAP. We provide “Core Earnings” basis of presentation because (i) earnings per share computed on a “Core Earnings” basis is one of several measures we utilize in establishing management incentive compensation and (ii) we believe it better reflects the financial results for derivatives that are economic hedges of interest rate risk but which do not qualify for hedge accounting treatment.
GAAP provides a uniform, comprehensive basis of accounting. Our “Core Earnings” basis of presentation differs from GAAP in the way it treats ineffective hedges as described above.
The following table shows the amount in “Gains (losses) on derivative and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014

Hedge ineffectiveness gains (losses)	$2,269	$(1,223)
Interest reclassification	1,023	459
Gains (losses) on derivatives and hedging activities, net	$3,292	$(764)

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2015	2014

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$47,699	$47,448
Preferred stock dividends	4,823	—
GAAP net income attributable to SLM Corporation common stock	$42,876	$47,448

Adjustments:
Net impact of derivative accounting(1)	(2,269)	1,223
Net tax effect(2)	905	(463)
Total “Core Earnings” adjustments to GAAP	(1,364)	760

“Core Earnings” attributable to SLM Corporation common stock	$41,512	$48,208

GAAP diluted earnings per common share	$0.10	$0.11
Derivative adjustments, net of tax	—	—
“Core Earnings” diluted earnings per common share	$0.10	$0.11
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

	Three Months Ended March 31,
	2015		2014
(Dollars in thousands)	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$9,454,579	8.07%	$7,419,714	8.14%
FFELP Loans	1,234,682	3.19	1,404,595	3.19
Other investments	406,545	2.71	119,667	3.21
Cash and other short-term investments	1,277,386	0.25	1,317,929	0.27

Total interest-earning assets	12,373,192	6.60%	10,261,905	6.40%

Non-interest-earning assets	610,685		425,476

Total assets	$12,983,877		$10,687,381

Average Liabilities and Equity
Brokered deposits	$6,684,629	1.19%	$5,770,058	1.10%
Retail and other deposits	3,818,342	0.94	3,076,194	0.92
Other interest-bearing liabilities(1)	1,880	418.33	5,150	3.61
Total interest-bearing liabilities	10,504,851	1.17%	8,851,402	1.04%

Non-interest-bearing liabilities	627,132		656,376
Equity	1,851,894		1,179,603

Total liabilities and equity	$12,983,877		$10,687,381

Net interest margin		5.60%		5.50%

_________________

(1)	Includes the amortization expense of transaction costs related to our asset-backed commercial paper education loan funding facility, of which nothing has been drawn as of March 31, 2015.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended March 31, 2015 vs. 2014
Interest income	$39,487	$5,271	$34,216
Interest expense	7,771	3,232	4,539
Net interest income	$31,716	$2,039	$29,677

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$3,025,458	$1,006	$3,026,464	$2,548,721	$1,185	$2,549,906
Grace, repayment and other(2)	6,743,303	1,207,971	7,951,274	5,762,655	1,263,622	7,026,277
Total, gross	9,768,761	1,208,977	10,977,738	8,311,376	1,264,807	9,576,183
Deferred origination costs and unamortized premium	17,627	3,454	21,081	13,845	3,600	17,445
Allowance for loan losses	(85,236)	(4,569)	(89,805)	(78,574)	(5,268)	(83,842)
Total education loan portfolio	$9,701,152	$1,207,862	$10,909,014	$8,246,647	$1,263,139	$9,509,786

% of total	89%	11%	100%	87%	13%	100%
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount)

(Dollars in thousands)	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Private Education Loans	$9,454,579	88%	$7,419,714	84%
FFELP Loans	1,234,682	12	1,404,595	16
Total portfolio	$10,689,261	100%	$8,824,309	100%

Education Loan Activity

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$8,246,647	$1,263,139	$9,509,786	$6,506,642	$1,424,735	$7,931,377
Acquisitions and originations	1,663,150	—	1,663,150	1,516,985	7,470	1,524,455
Capitalized interest and deferred origination cost premium amortization	38,727	10,786	49,513	27,758	15,069	42,827
Sales	(6,387)	—	(6,387)	(638,094)	(7,596)	(645,690)
Loan consolidation to third parties	(4,533)	(10,480)	(15,013)	(6,592)	(7,972)	(14,564)
Repayments and other	(236,452)	(55,583)	(292,035)	(198,343)	(37,143)	(235,486)
Ending balance	$9,701,152	$1,207,862	$10,909,014	$7,208,356	$1,394,563	$8,602,919

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	%	2014	%
Smart Option - interest only(1)	$417,722	25%	$372,110	24%
Smart Option - fixed pay(1)	507,664	31	478,390	31
Smart Option - deferred(1)	736,913	44	673,205	45
Smart Option - principal and interest	571	—	719	—
Total Private Education Loan originations	$1,662,870	100%	$1,524,424	100%
             _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081
Less:
Charge-offs	(8,727)	(1,134)	(9,861)	—	(643)	(643)
Loan sales	(2,181)	—	(2,181)	(28,963)	—	(28,963)
Plus:
Recoveries	1,387	—	1,387	—	—	—
Provision for loan losses	16,183	435	16,618	38,653	506	39,159
Ending balance	$85,236	$4,569	$89,805	$71,453	$6,181	$77,634

Troubled debt restructuring(1)	$123,702	$—	$123,702	$—	$—	$—
_________

(1)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of March 31, 2015, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends in connection with the portfolio.
Private Education Loan provisions for loan losses in the quarter ending March 31, 2015 decreased $22 million compared with the year-ago period, primarily due to the decrease in sales of credit impaired loans, the change in our loss emergence period from two years to one year, as well as improved credit performance and collections on the portfolio. When loans are sold at a gain, we reverse the allowance for loan losses related to these loans by recording a negative provision. When we sell loans at a loss due to credit deterioration, we write down the loan to fair value with the additional write-down recorded as charge-off. In the three months ended March 31, 2015, we had a $191 million decrease in loans sold for losses compared with the year-ago period. The net effect of these sales in first quarter of 2015 was to reduce the allowance for loan losses by $2 million compared with a reduction in the first quarter of 2014 of $29 million. Prior period amounts also included the effect of our past policy of a two-year loss emergence period and the change in our charge-off policy. In addition, in the prior periods we did not have troubled debt restructurings, loans in forbearance or a significant amount of loans that were more than 90 days past due because we typically sold loans to an affiliate prior to any restructuring and when they became 90 days delinquent. As a result of this past practice, there were no recoveries of defaulted loans prior to 2014.
Total loans delinquent (as a percentage of loans in repayment) have increased to 1.65 percent from 0.82 percent in the year-ago period.  Loans in forbearance (as a percentage of loans in repayment and forbearance) have increased to 2.76 percent from 0.26 percent in the year-ago period. The increase in the loans in forbearance was because in the prior year the Bank typically sold loans to an entity that is now a subsidiary of Navient in the same month a forbearance was offered to a borrower. Post-Spin-Off, the Bank now retains loans that have gone into forbearance.
For a more detailed discussion of our policy for determining the collectability of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses” in our 2014 Form 10-K.
Our default aversion strategies are focused on the final stages of delinquency. Pre-Spin-Off, these final stages were from 150 days to 212 days delinquent. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, the final stages of delinquency and our default aversion strategies now focus more on loans 30 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period. In addition, we changed our loss confirmation period from two years to one year to reflect the shorter charge-off policy and our revised servicing practices. A loss confirmation period represents the expected period between a loss event and when management considers the debt to be uncollectible, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance.
In connection with the Spin-Off, the agreement under which the Bank previously made loan sales was amended so the Bank now only has the right to require Navient to purchase loans (at fair value) where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At March 31, 2015, we held approximately $108 million of Split Loans.
For the reasons described above, many of our historical credit indicators and period-over-period trends are not indicative of future performance. The following results have not been adjusted to reflect what the delinquencies, charge-offs and recoveries would have been had we not sold these loans. Because we now retain more delinquent loans, we believe it could take up to two years after the date of the Spin-Off transaction before our credit performance indicators provide meaningful period-over-period comparisons.
The table below presents our Private Education Loan delinquency trends. Loans in repayment includes in-school loans making interest only and fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period.

	Private Education Loans
	March 31,
	2015		2014
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,603,478		$2,984,391
Loans in forbearance(2)	170,162		11,358
Loans in repayment and percentage of each status:
Loans current	5,896,132	98.4%	4,243,750	99.2%
Loans delinquent 31-60 days(3)	54,883	0.9	21,375	0.5
Loans delinquent 61-90 days(3)	31,202	0.5	13,527	0.3
Loans delinquent greater than 90 days(3)	12,904	0.2	317	—
Total loans in repayment	5,995,121	100.0%	4,278,969	100.0%
Total loans, gross	9,768,761		7,274,718
Deferred origination costs	17,627		5,090
Total loans	9,786,388		7,279,808
Allowance for loan losses	(85,236)		(71,453)
Total Private Education Loans, net	$9,701,152		$7,208,355

Percentage of loans in repayment		61.4%		58.8%

Delinquencies as a percentage of loans in repayment		1.7%		0.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		2.8%		0.3%
________

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

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$78,574	$61,763
Provision for Private Education Loan losses	16,183	38,653

Charge-offs(1)	(8,727)	—
Recoveries	1,387	—
Net charge-offs	(7,340)	—
Loan sales(2)	(2,181)	(28,963)
Allowance at end of period	$85,236	$71,453

Allowance as a percentage of ending total loans	0.87%	0.98%
Allowance as a percentage of ending loans in repayment	1.42%	1.67%
Net charge-offs as a percentage of average loans in repayment (annualized)	0.51%	—%
Delinquencies as a percentage of loans in repayment	1.65%	0.82%
Loans in forbearance as a percentage of loans in repayment and forbearance	2.76%	0.26%
Percentage of loans with a cosigner	90.13%	90.16%
Average FICO at origination	748	746
Ending total loans(3)	$9,768,761	$7,274,718
Average loans in repayment	$5,705,067	$4,329,157
Ending loans in repayment	$5,995,121	$4,278,969
         ________

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

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending loans in repayment was relatively unchanged at March 31, 2015 compared with March 31, 2014 because of an increase in the relative size of the loan portfolio, an increase in our troubled debt restructurings (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment. These largely offset the effect of the reduction in the allowance for loan losses as a result of the change in our loss emergence period from two years to one year.
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
Forbearance may also be granted to customers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the customer is returned to a current repayment status and is expected to begin making their scheduled monthly payments on a go-forward basis. In more limited instances, delinquent customers will also be granted additional forbearance time.
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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes in-school loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status after any applicable grace period. Our experience shows that the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At March 31, 2015, loans in forbearance status as a percentage of loans in repayment and forbearance were 2.8 percent for loans that have been in active repayment status for less than 25 months. Approximately 76 percent of our Private Education Loans in forbearance status have been in active repayment status less than 25 months.

(Dollars in millions) March 31, 2015	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,603	$3,603
Loans in forbearance	102	29	20	14	6	—	171
Loans in repayment - current	2,873	1,602	782	392	247	—	5,896
Loans in repayment - delinquent 31-60 days	30	11	6	4	3	—	54
Loans in repayment - delinquent 61-90 days	19	5	3	2	2	—	31
Loans in repayment - delinquent greater than 90 days	9	2	1	1	1	—	14
Total	$3,033	$1,649	$812	$413	$259	$3,603	9,769
Deferred origination costs							17
Allowance for loan losses							(85)
Total Private Education Loans, net							$9,701

Loans in forbearance as a percentage of loans in repayment and forbearance	3.36%	1.76%	2.46%	3.39%	2.32%	—%	2.77%

(Dollars in millions) March 31, 2014	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$2,984	$2,984
Loans in forbearance	8	2	1	1	—	—	12
Loans in repayment - current	2,314	1,016	515	364	36	—	4,245
Loans in repayment - delinquent 31-60 days	11	4	3	3	—	—	21
Loans in repayment - delinquent 61-90 days	9	2	1	1	—	—	13
Loans in repayment - delinquent greater than 90 days	—	—	—	—	—	—	—
Total	$2,342	$1,024	$520	$369	$36	$2,984	7,275
Unamortized discount							4
Allowance for loan losses							(71)
Total Private Education Loans, net							$7,208

Loans in forbearance as a percentage of loans in repayment and forbearance	0.34%	0.20%	0.19%	0.27%	—%	—%	0.28%

Private Education Loan Repayment Options
The following table provides information regarding the repayment balance by loan type at March 31, 2015.

(Dollars in thousands	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$136,386	$5,842,767	$15,968	$5,995,121
$ in total	$276,989	$9,475,466	$16,306	$9,768,761

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

	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
March 31, 2015	$512,501	$473	$2,634
December 31, 2014	$445,710	$443	$3,517
March 31, 2014	$371,276	$11	$4,268

Liquidity and Capital Resources
Funding and Liquidity Risk Management
Our four primary liquidity needs include our ongoing ability to fund our businesses throughout market cycles (including during periods of financial stress), our ongoing ability to fund originations of Private Education Loans, servicing our bank deposits, and payment of required dividends on our preferred stock. To achieve these objectives, we analyze and monitor our liquidity needs, maintain excess liquidity and access diverse funding sources, such as deposits at the Bank, issuance of secured debt primarily through asset-backed securitizations and other financing facilities and through whole loan sales. It is our policy to manage operations so liquidity needs are fully satisfied through normal operations to avoid unplanned asset sales under emergency conditions. Our liquidity management is governed by policies approved by our Board of Directors. Oversight of these policies is performed in the Asset and Liability Committee, a management-level committee.
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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	March 31, 2015	December 31, 2014
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$18,882	$7,677
Sallie Mae Bank(1)	856,740	2,352,103
Available-for-sale investments	170,831	168,934
Total unrestricted cash and liquid investments	$1,046,453	$2,528,714
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$14,179	$1,257
Sallie Mae Bank(1)	1,236,714	1,378,288
Available-for-sale investments	169,667	122,032
Total unrestricted cash and liquid investments	$1,420,560	$1,501,577
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Deposits - interest bearing	$10,466,838	$10,539,953
Deposits - non-interest bearing	915	602
Total deposits	$10,467,753	$10,540,555

Interest Bearing
Interest bearing deposits as of March 31, 2015 and December 31, 2014 consisted of non-maturity savings and money market deposits, brokered and retail certificates of deposit, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method. We recognized placement fee expense of $2.7 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively. No fees were paid to third party brokers related to these certificates of deposit during the three months ended March 31, 2015 and 2014, respectively.
Interest bearing deposits at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate	Amount	Year-End Weighted Average Stated Rate

Money market	$4,512,730	1.14%	$4,527,448	1.15%
Savings	695,675	0.81	703,687	0.81
Certificates of deposit	5,258,433	1.02	5,308,818	1.00
Deposits - interest bearing	$10,466,838		$10,539,953

 As of March 31, 2015 and December 31, 2014, there were $224 million and $254 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $23 million and $16 million at March 31, 2015 and December 31, 2014, respectively.

Non Interest Bearing

Non interest bearing deposits were $1 million at both March 31, 2015 and December 31, 2014. For both periods these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

Counterparty Exposure
Counterparty exposure related to financial instruments arises from the risk that a lending, investment or derivative counterparty will not be able to meet its obligations to us.
Excess cash is generally invested with the FRB on an overnight basis or in the FRB’s Term Deposit Facility, minimizing counterparty exposure on cash balances.
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
Related to derivative transactions, protection against counterparty risk is generally provided by International Swaps and Derivatives Association, Inc. (“ISDA”) Credit Support Annexes (“CSAs”), or clearinghouses for Over the Counter (“OTC”) derivatives. CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by the Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held or plus any collateral posted.
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of March 31, 2015, $4.0 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of March 31, 2015.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$60,826
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	40.6%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s Baa	—%

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
As of the first quarter 2015, the Bank was required by federal banking authorities to report regulatory capital and ratios based on the U.S. Basel III rule. U.S. Basel III implemented changes to capital, risk weighted assets, and “well capitalized” definitions and added a reporting requirement of Common Equity Tier I Capital (to risk-weighted assets). Regulatory capital reported as of December 31, 2014 was calculated according to regulatory guidelines in effect at that date.
“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets, and Common Equity Tier I Capital to risk-weighted assets and of Tier I Capital to average assets, as defined by the regulation. The following amounts and ratios are based upon the Bank's assets.

			Well Capitalized Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of March 31, 2015:
Tier I Capital (to Average Assets)	$1,482,856	11.5%	$642,524	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,482,856	13.6%	$873,897	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,572,661	14.4%	$1,092,371	>	10.0%
Common Equity Tier I Capital (to Risk-Weighted Assets)	$1,482,856	13.6%	$710,041	>	6.5%
As of December 31, 2014:
Tier I Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk-Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%

 Capital Management
The Bank seeks to remain well capitalized at all times with sufficient capital to support asset growth, operating needs, unexpected credit risks and to protect the interests of depositors and the FDIC deposit insurance fund. The Bank is required by its prudential regulators, the UDFI and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed the levels of capital necessary to be considered “well capitalized” by the FDIC. The Company is a source of strength for the Bank and will provide additional capital if necessary. The Board of Directors and management periodically evaluate the Bank’s quality of assets, the stability of earnings, and the adequacy of the allowance for loan losses and continue to believe the Bank's existing capital levels are appropriate. As we execute loan sales and term fundings, and generate earnings, these ratios will increase and will remain significantly in excess of the capital levels required to be considered “well capitalized” by our regulators. We do not plan to pay dividends on our common stock. We do not intend to initiate any share repurchase program to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld associated with award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
On July 9, 2013, the FDIC Board of Directors approved an interim final rule to implement new U.S. Basel III guidelines related to regulatory capital measurement and reporting. The interim final rule became effective January 2015. It strengthens both the quantity and quality of banks’ risk-based capital, placing greater emphasis on Common Equity Tier 1 capital. The Bank’s Capital Policy requires management to monitor the new capital standards. The Basel III capital rule requires banks to maintain a minimum common equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4 percent. In addition, when the rule is fully phased in by 2019, banks will also be subject to a greater than 2.5 percent common equity Tier 1 capital conservation buffer, under which they must maintain a common equity Tier 1 risk-based capital ratio greater than 7.0 percent, a Tier 1 risk-based capital ratio greater than 8.5 percent, and a total risk-based capital ratio of greater than 10.5 percent. Failure to maintain the buffer will result in restrictions on the banks’ ability to make dividend payments, repurchase shares and pay discretionary bonuses.
The rule also revises the capital thresholds for the prompt corrective action framework for banks. Effective January 1, 2015, in order to qualify as well capitalized, a bank must maintain a minimum Tier 1 leverage ratio of 5 percent, a minimum common equity Tier 1 risk-based capital ratio of 6.5 percent, a minimum Tier 1 risk-based capital ratio of 8 percent and a minimum total risk-based capital ratio of 10 percent.
As of March 31, 2015, the Bank had a Tier 1 leverage ratio of 11.5 percent, a common equity Tier 1 risk-based capital ratio of 13.6 percent, a Tier 1 risk-based capital ratio of 13.6 percent, and a total risk-based capital ratio of 14.4 percent, exceeding the current guidelines by a significant amount. Our ratios would also exceed the future guidelines if we calculated them today based on the new definitions of capital and risk-weighted assets.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three months ended March 31, 2015 and 2014, respectively. For the foreseeable future, we expect the Bank to only pay dividends to the Company as may be necessary to provide for regularly scheduled dividends payable on the Company’s Series A and Series B Preferred Stock.
Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at March 31, 2015. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the three months ended March 31, 2015 and 2014.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP consolidation and Private Education Loans to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At March 31, 2015 and December 31, 2014, the value of our pledged collateral at the FRB totaled approximately $1.4 billion for both periods. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three months ended March 31, 2015 and 2014.
 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model and derivative accounting, can be found in our 2014 Form 10-K. There were no significant changes to these critical accounting policies during the first quarter of 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity Analysis
Our interest rate risk management program seeks to manage and control interest rate risk, thereby reducing our exposure to fluctuations in interest rates and achieving consistent and acceptable levels of profit in any rate environment, and sustainable growth in net interest income over the long term. We evaluate and monitor interest rate risk through two primary methods:

•	Earnings at Risk (“EAR”), which measures the impact of hypothetical changes in interest rates on net interest income; and

•	Economic Value of Equity (“EVE”), which measures the sensitivity or change in the economic value of equity to changes in interest rates.
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. The majority of the Bank’s assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis with many interest rate changes correlated to this rate for analytic purposes. In addition, each rate is modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both shocks and ramps. Shocks represent an immediate and sustained change in the market's 1-month LIBOR plus the resulting changes in other indices correlated accordingly. Ramps represent a linear increase in 1-month LIBOR over the course of 12 months plus the resulting changes in other indices correlated accordingly.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at March 31, 2015 and 2014, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in 2015.

	March 31,
	2015		2014
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	7.1%	2.2%	8.8%	2.8%
EAR - Ramp	5.9%	1.9%	6.7%	2.0%
EVE	(5.9)%	(2.7)%	(8.8)%	(3.5)%

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
As part of its suite of financial products, the Bank offers fixed-rate Private Education Loans. As with other Private Education Loans, the term to maturity is lengthy, and the customer has the option to repay the loan faster than the promissory note requires. A portion of the fixed-rate loans have been hedged with derivatives, which have been used to convert a portion of variable rate funding to fixed-rate to match the anticipated cash flows of these loans. Any unhedged position arising from the fixed-rate loan portfolio is monitored and modeled to ensure that the interest rate risk does not cause the organization to exceed its policy limits for earnings at risk or for the value of equity at risk.
In the preceding tables the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding. The mix of fully variable funding includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDA or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Partially offsetting this asset sensitive position, is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of a portion of our fixed-rate loans that have not been fully match-funded through derivative transactions. Based on the assumptions used in this analysis the overall asset-sensitive position will generally cause net interest income to increase when interest rates rise.
Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality and size of our balance sheet. They also do not account for other business developments that could affect net income, or for management actions that could affect net income or be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of expected future interest rate movements.

Asset and Liability Funding Gap
The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2015. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in billions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$0.2	$—	$0.2
3-month LIBOR	quarterly	—	0.4	(0.4)
1-month LIBOR	monthly	8.0	3.8	4.2
1-month LIBOR	weekly	—	0.6	(0.6)
1-month LIBOR	daily	1.0	—	1.0
Non-Discrete reset(2)	daily/weekly	0.9	2.7	(1.8)
Fixed Rate(3)		2.8	5.4	(2.6)
Total		$12.9	$12.9	$—
          ______________________

(1)	Funding (by index) includes all derivatives that qualify as hedges.

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
The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR assets with fixed-rate and Non-Discrete funding. We consider the risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time. The funding in the fixed bucket includes $1.5 billion of equity and $0.6 billion of non interest bearing liabilities.
We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or have interest rate characteristics that we believe are highly correlated. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe repricing risk is low, as all of these indices are short-term, with historical rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in recent years) can lead to a temporary divergence between indices and result in a negative impact to our earnings.

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at March 31, 2015.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	6.4
Cash and investments	0.8
Total earning assets	5.9

Deposits
Short-term deposits	0.1
Long-term deposits	3.0
Total deposits	1.1

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of these and other litigation to which we are a party, see our 2014 Form 10-K and subsequent filings with the SEC.
Regulatory Update

At the time of this filing, the Bank remains subject to the consent order (the "2014 FDIC Order") relating to the settlement of previously disclosed regulatory matters with the FDIC. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice (the "DOJ") regarding disclosures and assessments of certain late fees, as well as compliance with the SCRA.  The DOJ Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the 2014 FDIC Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.

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

In May 2014, the Bank received a Civil Investigative Demand from the CFPB in the Bank’s capacity as a former affiliate of Navient as part of the CFPB’s separate investigation relating to fees and policies of pre-Spin-Off SLM during the period prior to the Spin-Off of Navient. We are cooperating fully with the CFPB, but are not in a position at this time to predict the duration or outcome of the investigation. Given the timeframe covered by this demand, Navient would be responsible for all costs, expenses, losses or remediation likely to arise from this investigation.

Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A., Risk Factors of our 2014 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended March 31, 2015.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
January 1 - January 31, 2015	83	$9.65	—	—
February 1 - February 28, 2015	1,030	$9.45	—	—
March 1 - March 31, 2015	276	$9.46	—	—
Total first-quarter 2015	1,389	$9.46	—
     _

(1)
All shares purchased are the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock and restricted stock units.

(2)	At the present time, the Company does not have a publicly announced share repurchase plan or program.
The closing price of our common stock on the NASDAQ Global Select Market on March 31, 2015 was $9.28.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

3.1	Restated Certificate of Incorporation of the Company, dated February 25, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on February 26, 2015).

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (one-year restriction), 2014 Management Incentive Plan Award.†

10.2	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (two-year restriction), 2014 Management Incentive Plan Award.†

10.3	Form of SLM Corporation 2012 Omnibus Incentive Plan, Bonus Restricted Stock Unit Term Sheet (three-year restriction), 2014 Management Incentive Plan Award.†

10.4	Form of SLM Corporation 2012 Omnibus Incentive Plan, Restricted Stock Unit Term Sheet - 2015.†

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ________

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: April 22, 2015