Form 10-Q
period 2015-06-30
SLM CORP
filed 2015-07-22
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2015
Common Stock, $0.20 par value	425,882,829 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$1,278,863	$2,359,780
Available-for-sale investments at fair value (cost of $175,158 and $167,740, respectively)	173,845	168,934
Loans held for investment (net of allowance for losses of $91,866 and $83,842, respectively)	10,422,908	9,509,786
Other interest-earning assets	55,260	77,283
Accrued interest receivable	562,239	469,697
Premises and equipment, net	80,432	78,470
Acquired intangible assets, net	2,485	3,225
Tax indemnification receivable	228,910	240,311
Other assets	70,019	64,757
Total assets	$12,874,961	$12,972,243

Liabilities
Deposits	$10,340,605	$10,540,555
Income taxes payable, net	185,849	191,499
Upromise related liabilities	283,584	293,004
Other liabilities	102,750	117,227
Total liabilities	10,912,788	11,142,285

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 430 million and 425 million shares issued, respectively	86,003	84,961
Additional paid-in capital	1,120,923	1,090,511
Accumulated other comprehensive loss (net of tax benefit of $7,171 and $7,186, respectively)	(11,448)	(11,393)
Retained earnings	240,967	113,066
Total SLM Corporation stockholders' equity before treasury stock	2,001,445	1,842,145
Less: Common stock held in treasury at cost: 4 million and 1 million shares, respectively	(39,272)	(12,187)
Total equity	1,962,173	1,829,958
Total liabilities and equity	$12,874,961	$12,972,243

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Loans	$195,287	$162,238	$393,143	$322,273
Investments	2,386	2,236	5,106	3,204
Cash and cash equivalents	801	1,099	1,581	1,965
Total interest income	198,474	165,573	399,830	327,442
Interest expense:
Deposits	29,482	21,034	59,052	43,624
Other interest expense	735	—	1,567	41
Total interest expense	30,217	21,034	60,619	43,665
Net interest income	168,257	144,539	339,211	283,777
Less: provisions for loan losses	15,558	1,014	32,176	40,173
Net interest income after provisions for loan losses	152,699	143,525	307,035	243,604
Noninterest income:
Gains on sales of loans, net	76,874	1,928	76,874	35,816
Gains (losses) on derivatives and hedging activities, net	1,602	(9,458)	4,894	(10,222)
Other	10,912	15,229	18,919	23,365
Total noninterest income	89,388	7,699	100,687	48,959
Expenses:
Compensation and benefits	38,572	31,667	79,775	61,334
Other operating expenses	51,227	28,812	91,211	62,744
Total operating expenses	89,799	60,479	170,986	124,078
Acquired intangible asset amortization expense	370	1,156	740	2,995
Restructuring and other reorganization expenses	744	13,520	5,401	13,749
Total expenses	90,913	75,155	177,127	140,822
Income before income tax expense	151,174	76,069	230,595	151,741
Income tax expense	60,158	31,941	91,880	60,599
Net income	91,016	44,128	138,715	91,142
Less: net loss attributable to noncontrolling interest	—	—	—	(434)
Net income attributable to SLM Corporation	91,016	44,128	138,715	91,576
Preferred stock dividends	4,870	3,228	9,693	3,228
Net income attributable to SLM Corporation common stock	$86,146	$40,900	$129,022	$88,348

Basic earnings per common share attributable to SLM Corporation	$0.20	$0.10	$0.30	$0.21
Average common shares outstanding	425,688	422,805	425,061	424,751
Diluted earnings per common share attributable to SLM Corporation	$0.20	$0.09	$0.30	$0.20
Average common and common equivalent shares outstanding	432,742	430,750	432,523	432,689

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$91,016	$44,128	$138,715	$91,142
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(3,180)	2,749	(2,507)	4,155
Unrealized gains on cash flow hedges	18,156	—	2,467	—
Total unrealized gains (losses)	14,976	2,749	(40)	4,155
Income tax (expense) benefit	(5,840)	(962)	(15)	(1,496)
Other comprehensive income (loss), net of tax benefit (expense)	9,136	1,787	(55)	2,659
Comprehensive income	100,152	45,915	138,660	93,801
Less: comprehensive loss attributable to noncontrolling interest	—	—	—	(434)
Total comprehensive income attributable to SLM Corporation	$100,152	$45,915	$138,660	$94,235

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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2014	7,300,000	424,804,125	(1,365,277)	423,438,848	$565,000	$84,961	$1,090,511	$(11,393)	$113,066	$(12,187)	$1,829,958
Net income	—	—	—	—	—	—	—	—	138,715	—	138,715
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(55)	—	—	(55)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	138,660
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(5,750)	—	(5,750)
Preferred Stock, series B ($.50 per share)	—	—	—	—	—	—	—	—	(3,943)	—	(3,943)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	1,121	—	(1,121)	—	—
Issuance of common shares	—	5,208,074		5,208,074	—	1,042	12,307	—	—	—	13,349
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	5,774	—	—	—	5,774
Stock-based compensation expense	—	—	—	—	—	—	11,210	—	—	—	11,210
Shares repurchased related to employee stock-based compensation plans	—	—	(2,764,093)	(2,764,093)	—	—	—	—	—	(27,085)	(27,085)
Balance at June 30, 2015	7,300,000	430,012,199	(4,129,370)	425,882,829	$565,000	$86,003	$1,120,923	$(11,448)	$240,967	$(39,272)	$1,962,173

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June, 30
	2015	2014
Operating activities
Net income	$138,715	$91,142
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for loan losses	32,176	40,173
Income tax expense	91,880	60,599
Amortization of brokered deposit placement fee	5,352	5,222
Amortization of asset-backed commercial paper upfront fee	1,202	—
Amortization of deferred loan origination costs and fees, net	1,558	847
Net amortization of discount on investments	883	236
Depreciation of premises and equipment	3,436	2,598
Amortization of acquired intangibles	740	2,275
Stock-based compensation expense	11,210	8,468
Unrealized (gains)/losses on derivative and hedging activities, net	(3,219)	8,025
Gains on sale of loans, net	(76,874)	(35,816)
Changes in operating assets and liabilities:
Net decrease in loans held for sale	55	6,183
Origination of loans held for sale	(55)	(6,183)
Increase in accrued interest receivable	(191,011)	(175,919)
Decrease (increase) in other interest-earning assets	22,023	(41,062)
Decrease in tax indemnification receivable	11,401	—
(Increase) in other assets	(25,214)	(19,182)
Decrease in income tax payable, net	(97,545)	(199,782)
Decrease in accrued interest payable	(352)	(2,931)
(Decrease) increase in payable due to entity that is a subsidiary of Navient	(6,542)	11,109
(Decrease) increase in other liabilities	(3,707)	12,140
Total adjustments	(222,603)	(323,000)
Total net cash used in operating activities	(83,888)	(231,858)
Investing activities
Loans acquired and originated	(2,070,373)	(1,921,390)
Net proceeds from sales of loans held for investment	785,481	755,746
Proceeds from claim payments	67,769	91,089
Net decrease in loans held for investment	445,610	285,496
Purchases of available-for-sale securities	(26,237)	(47,087)
Proceeds from sales and maturities of available-for-sale securities	17,936	3,712
Total net cash used in investing activities	(779,814)	(832,434)
Financing activities
Asset-backed commercial paper upfront placement fee	(104)	—
Net decrease in certificates of deposit	(140,693)	(836,822)
Net (decrease) increase in other deposits	(72,499)	763,160
Net decrease in deposits with entity that is a subsidiary of Navient	—	(5,633)
Special cash contribution from Navient	—	472,718
Net capital contributions from entity that is a subsidiary of Navient	—	15,408
Excess tax benefit from the exercise of stock-based awards	5,774	—
Preferred stock dividends paid	(9,693)	(3,228)
Net cash (used in) provided by financing activities	(217,215)	405,603
Net decrease in cash and cash equivalents	(1,080,917)	(658,689)

Cash and cash equivalents at beginning of period	2,359,780	2,182,865
Cash and cash equivalents at end of period	$1,278,863	$1,524,176
Cash disbursements made for:
Interest	$52,789	$42,819
Income taxes paid	$91,472	$199,782
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” “Sallie Mae,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
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
For periods before the Spin-Off, the financial statements are presented on a basis of accounting that reflects a change in reporting entity and have been adjusted for the effects of the Spin-Off. These carved-out financial statements and selected financial information represent only those operations, assets, liabilities and equity that form Sallie Mae on a stand-alone basis. Because the Spin-Off occurred on April 30, 2014, the balances before that date include the carved-out financial results.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2. Loans Held for Investment
Loans Held for Investment consist of Private Education Loans and FFELP Loans.
“Private Education Loans” are education loans to students or their families that are not issued, insured or guaranteed by any state or federal government. Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans or customers’ resources. Private Education Loans bear the full credit risk of the borrower and any cosigners. We manage this risk through risk-performance underwriting strategies and the addition of qualified cosigners. Our Private Education Loans generally carry a variable interest rate indexed to LIBOR. As of June 30, 2015, 82 percent of all Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on our Private Education Loans, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage our Private Education Loan customers to make payments while in school.
FFELP Loans are insured by the federal government as to their principal and accrued interest in the event of default, subject to a risk sharing level based on the date of loan disbursement. These insurance obligations are supported by contractual rights against the United States. For loans disbursed on or after July 1, 2006, we receive 97 percent reimbursement on all qualifying claims. For loans disbursed after October 1, 1993, and before July 1, 2006, we receive 98 percent reimbursement on all qualifying claims. For loans disbursed prior to October 1, 1993, we receive 100 percent reimbursement on all qualifying claims.
Loans held for investment are summarized as follows:

	June 30,	December 31,
	2015	2014
Private Education Loans	$9,312,937	$8,311,376
Deferred origination costs	19,632	13,845
Allowance for loan losses	(87,310)	(78,574)
Total Private Education Loans, net	9,245,259	8,246,647

FFELP Loans	1,178,876	1,264,807
Unamortized acquisition costs, net	3,329	3,600
Allowance for loan losses	(4,556)	(5,268)
Total FFELP Loans, net	1,177,649	1,263,139

Loans held for investment, net	$10,422,908	$9,509,786

The estimated weighted average life of education loans in our portfolio was approximately 6.2 years at both June 30, 2015 and December 31, 2014.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates are summarized as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$9,361,711	7.96%	$7,357,599	8.22%	$9,407,888	8.01%	$7,388,484	8.18%
FFELP Loans	1,194,309	3.22	1,378,206	3.32	1,214,384	3.20	1,391,327	3.26
Total portfolio	$10,556,020		$8,735,805		$10,622,272		$8,779,811

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended June 30, 2015
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$4,569	$85,236	$89,805
Total provision	466	15,092	15,558
Net charge-offs:
Charge-offs	(479)	(13,278)	(13,757)
Recoveries	—	1,780	1,780
Net charge-offs	(479)	(11,498)	(11,977)
Loan sales(1)	—	(1,520)	(1,520)
Ending Balance	$4,556	$87,310	$91,866
Allowance:
Ending balance: individually evaluated for impairment	$—	$32,446	$32,446
Ending balance: collectively evaluated for impairment	$4,556	$54,864	$59,420
Loans:
Ending balance: individually evaluated for impairment	$—	$187,143	$187,143
Ending balance: collectively evaluated for impairment	$1,178,876	$9,125,794	$10,304,670
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.22%	0.81%
Allowance as a percentage of the ending total loan balance	0.39%	0.94%
Allowance as a percentage of the ending loans in repayment(2)	0.54%	1.54%
Allowance coverage of net charge-offs (annualized)	2.38	1.90
Ending total loans, gross	$1,178,876	$9,312,937
Average loans in repayment(2)	$861,453	$5,712,559
Ending loans in repayment(2)	$836,545	$5,666,645

____________
(1) Represents fair value write-downs on loans sold.
(2) Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended June 30, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,181	$71,453	$77,634
Total provision	685	329	1,014
Net charge-offs:
Charge-offs(1)	(654)	—	(654)
Recoveries	—	—	—
Net charge-offs	(654)	—	(654)
Loan sales(2)	—	(17,467)	(17,467)
Ending Balance	$6,212	$54,315	$60,527
Allowance:
Ending balance: individually evaluated for impairment	$—	$1,037	$1,037
Ending balance: collectively evaluated for impairment	$6,212	$53,278	$59,490
Loans:
Ending balance: individually evaluated for impairment	$—	$4,508	$4,508
Ending balance: collectively evaluated for impairment	$1,360,107	$7,478,286	$8,838,393
Net charge-offs as a percentage of average loans in repayment (annualized)(3)	0.07%	—%
Allowance as a percentage of the ending total loan balance	0.46%	0.73%
Allowance as a percentage of the ending loans in repayment(3)	0.66%	1.23%
Allowance coverage of net charge-offs (annualized)	2.40	—
Ending total loans, gross	$1,360,107	$7,482,794
Average loans in repayment(3)	$973,894	$4,322,356
Ending loans in repayment(3)	$947,972	$4,425,573
____________

(1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on loans sold.
(3) Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2015
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$5,268	$78,574	$83,842
Total provision	901	31,275	32,176
Net charge-offs:
Charge-offs	(1,613)	(22,005)	(23,618)
Recoveries	—	3,168	3,168
Net charge-offs	(1,613)	(18,837)	(20,450)
Loan sales(1)	—	(3,702)	(3,702)
Ending Balance	$4,556	$87,310	$91,866
Allowance:
Ending balance: individually evaluated for impairment	$—	$32,446	$32,446
Ending balance: collectively evaluated for impairment	$4,556	$54,864	$59,420
Loans:
Ending balance: individually evaluated for impairment	$—	$187,143	$187,143
Ending balance: collectively evaluated for impairment	$1,178,876	$9,125,794	$10,304,670
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.37%	0.66%
Allowance as a percentage of the ending total loan balance	0.39%	0.94%
Allowance as a percentage of the ending loans in repayment(2)	0.54%	1.54%
Allowance coverage of net charge-offs (annualized)	1.41	2.32
Ending total loans, gross	$1,178,876	$9,312,937
Average loans in repayment(2)	$880,953	$5,667,912
Ending loans in repayment(2)	$836,545	$5,666,645
____________
(1) Represents fair value write-downs on loans sold.
(2) Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Six Months Ended June 30, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,318	$61,763	$68,081
Total provision	1,191	38,982	40,173
Charge-offs(1)	(1,297)	—	(1,297)
Loan sales(2)	—	(46,430)	(46,430)
Ending Balance	$6,212	$54,315	$60,527
Allowance:
Ending balance: individually evaluated for impairment	$—	$1,037	$1,037
Ending balance: collectively evaluated for impairment	$6,212	$53,278	$59,490
Loans:
Ending balance: individually evaluated for impairment	$—	$4,508	$4,508
Ending balance: collectively evaluated for impairment	$1,360,107	$7,478,286	$8,838,393
Charge-offs as a percentage of average loans in repayment (annualized)(3)	0.13%	—%
Allowance as a percentage of the ending total loan balance	0.46%	0.73%
Allowance as a percentage of the ending loans in repayment(3)	0.66%	1.23%
Allowance coverage of charge-offs (annualized)	2.40	—
Ending total loans, gross	$1,360,107	$7,482,794
Average loans in repayment(3)	$994,290	$4,354,878
Ending loans in repayment(3)	$947,972	$4,425,573
____________

(1) Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient prior to being charged-off.
(2) Represents fair value write-downs on loans sold.
(3) Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs. Prior to the Spin-Off, we did not have TDR loans because the loans generally were sold to a now unrelated affiliate in the same month that the terms were restructured. Subsequent to May 1, 2014, we have individually assessed $187.1 million of Private Education Loans as TDRs. When these TDR loans are determined to be impaired, we provide for an allowance for losses sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan's basis and the present value of expected future cash flows discounted at the loan's original effective interest rate. The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan.
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
At June 30, 2015 and December 31, 2014, all our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

June 30, 2015
TDR Loans	$189,585	$187,143	$32,446

December 31, 2014
TDR Loans	$60,278	$59,402	$9,815

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$155,763	$3,206	$2,267	$31

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$121,690	$5,116	$1,295	$31

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

The following table provides information regarding the loan status of TDR loans and the aging of TDR loans that are past due.

	June 30,		December 31,
	2015		2014
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$1,761		$2,915
TDR loans in forbearance(2)	56,008		18,620
TDR loans in repayment and percentage of each status:
Loans current	116,609	90.1%	34,554	91.2%
Loans delinquent 31-60 days(3)	7,561	5.8	1,953	5.2
Loans delinquent 61-90 days(3)	4,092	3.2	983	2.6
Loans delinquent greater than 90 days(3)	1,112	0.9	377	1.0
Total TDR loans in repayment	129,374	100.0%	37,867	100.0%
Total TDR loans, gross	$187,143		$59,402
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

The following tables provides the amount of modified loans (which includes forbearance and reductions in interest rates) that resulted in a TDR in the periods presented. Additionally, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the current period and within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$75,183	$1,740	$8,394	$4,508	$—	$68

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$139,091	$2,388	$13,177	$4,508	$—	$68
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, loan status and loan seasoning. The FICO scores are assessed at origination and periodically refreshed/updated through the loan's term. The following table highlights the gross principal balance of our Private Education Loan portfolio stratified by key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	June 30, 2015		December 31, 2014
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$8,341,122	90%	$7,465,339	90%
Without cosigner	971,815	10	846,037	10
Total	$9,312,937	100%	$8,311,376	100%

FICO at Origination:
Less than 670	$614,918	6%	$558,801	7%
670-699	1,371,546	15	1,227,860	15
700-749	2,970,077	32	2,626,238	32
Greater than or equal to 750	4,356,396	47	3,898,477	46
Total	$9,312,937	100%	$8,311,376	100%

Seasoning(2):
1-12 payments	$3,052,670	33%	$2,373,117	29%
13-24 payments	1,545,880	17	1,532,042	18
25-36 payments	773,371	8	755,143	9
37-48 payments	380,153	4	411,493	5
More than 48 payments	256,692	3	212,438	3
Not yet in repayment	3,304,171	35	3,027,143	36
Total	$9,312,937	100%	$8,311,376	100%

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment for which a scheduled payment was due.
FFELP Loans are at least 97 percent insured and guaranteed as to their principal and accrued interest in the event of default; therefore, there are no key credit quality indicators associated with FFELP Loans. Included within our FFELP portfolio as of June 30, 2015 are $722 million of FFELP rehabilitation loans. These loans have previously defaulted but have subsequently been brought current according to a loan rehabilitation agreement. The credit performance on rehabilitation loans is worse than the remainder of our FFELP portfolio. At June 30, 2015 and December 31, 2014, 61.2 percent and 62.1 percent, respectively, of our FFELP portfolio consisted of rehabilitation loans.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

 The following tables provide information regarding the loan status of our Private Education Loans and the aging of our past due Private Education Loans. Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

	Private Education Loans
	June 30,		December 31,
	2015		2014
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,304,171		$3,027,143
Loans in forbearance(2)(3)	342,121		135,018
Loans in repayment and percentage of each status:
Loans current	5,570,389	98.3%	5,045,600	98.0%
Loans delinquent 31-60 days(4)	57,884	1.0	63,873	1.2
Loans delinquent 61-90 days(4)	28,306	0.5	29,041	0.6
Loans delinquent greater than 90 days(4)	10,066	0.2	10,701	0.2
Total loans in repayment	5,666,645	100.0%	5,149,215	100.0%
Total loans, gross	9,312,937		8,311,376
Deferred origination costs	19,632		13,845
Total loans	9,332,569		8,325,221
Allowance for loan losses	(87,310)		(78,574)
Total loans, net	$9,245,259		$8,246,647
Percentage of loans in repayment		60.8%		62.0%
Delinquencies as a percentage of loans in repayment		1.7%		2.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		5.7%		2.6%

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

(3)
On June 1, 2015, the FDIC published FIL-23-2015, which encouraged lenders to provide aid to customers affected by the floods in Texas in the spring of 2015.  A one-time, two month disaster forbearance was granted to all student loan customers resident in the impacted area. This doubled our forbearance rate in June. Substantially all of the borrowers were current at the time the forbearance was granted.

(4)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

June 30, 2015	$539,283	$362	$2,156
December 31, 2014	$445,710	$443	$3,517

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
Deposits - interest bearing	$10,339,437	$10,539,953
Deposits - non interest bearing	1,168	602
Total deposits	$10,340,605	$10,540,555
Interest Bearing
Interest bearing deposits as of June 30, 2015 and December 31, 2014 consisted of retail non-maturity savings and money market deposits, brokered and retail certificates of deposit, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method.
Interest bearing deposits at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015		December 31, 2014
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$4,470,832	1.15%	$4,527,448	1.15%
Savings	687,236	0.82	703,687	0.81
Certificates of deposit	5,181,369	1.05	5,308,818	1.00
Deposits - interest bearing	$10,339,437		$10,539,953
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of June 30, 2015 and December 31, 2014, there were $189,548 and $253,953, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $15,731 and $16,082 at June 30, 2015 and December 31, 2014, respectively.

Non Interest Bearing

Non interest bearing deposits were $1,168 and $602 as of June 30, 2015 and December 31, 2014, respectively. For both periods these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowed Funds

We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100,000 at June 30, 2015. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three and six months ended June 30, 2015 and June 30, 2014.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (“Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2015 and December 31, 2014, the value of our pledged collateral at the FRB totaled $1.5 billion and $1.4 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three and six months ended June 30, 2015 and June 30, 2014.

6. Private Education Loan Securitization

On April 23, 2015, we sold $738 million of Private Education Loans through a securitization transaction to qualified institutional buyers. The transaction removed the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We will continue to service the loans in the trust. We recorded a pre-tax gain on the sale of $77 million, net of closing adjustments and transaction costs, a 10.4 percent premium over the loans’ book value.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7. Derivative Financial Instruments

We maintain an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. Our goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities so the net interest margin is not, on a material basis, adversely affected by movements in interest rates. We do not use derivative instruments to hedge credit risk. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. We view this strategy as a prudent management of interest rate sensitivity. Please refer to “Note 11 - Derivative Financial Instruments” in our 2014 Form 10-K for a full discussion of our risk management strategy.
Although we use derivatives to offset (or minimize) the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and market liquidity. Credit risk is the risk a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department. We also maintain a policy of requiring all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When we have more than one outstanding derivative transaction with the counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e., a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure, less collateral the counterparty has posted to us, represents exposure with the counterparty. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2015 and December 31, 2014, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to derivatives of $53,086 and $60,784, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2015 and December 31, 2014, and their impact on earnings and other comprehensive income for the three and six months ended June 30, 2015 and 2014.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
		2015	2014	2015	2014	2015	2014	2015	2014
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$14,076	$5,012	$1,113	$226	$15,189	$5,238
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(18,974)	(21,435)	(734)	(5,883)	(2)	(1,370)	(19,710)	(28,688)
Total net derivatives		$(18,974)	$(21,435)	$13,342	$(871)	$1,111	$(1,144)	$(4,521)	$(23,450)
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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
Gross position	$15,189	$5,238	$(19,710)	$(28,688)
Impact of master netting agreement	(5,959)	(4,045)	5,959	4,045
Derivative values with impact of master netting agreements (as carried on balance sheet)	9,230	1,193	(13,751)	(24,643)
Cash collateral (held) pledged(1)	(5,796)	(900)	51,087	72,478
Net position	$3,434	$293	$37,336	$47,835

(1)	Cash collateral amount calculations include outstanding accrued interest payable/receivable.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Notional Values

Interest rate swaps	$1,110,612	$1,106,920	$2,957,443	$3,044,492	$1,008,917	$973,539	$5,076,972	$5,124,951

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$489	$(8,049)	$915	$(8,172)
Realized gains recorded in interest expense	7,490	4,573	14,982	10,246
Total	$7,979	$(3,476)	$15,897	$2,074

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$34	$—	$(270)	$—
Realized losses recorded in interest expense	(5,392)	—	(10,746)	—
Total	$(5,358)	$—	$(11,016)	$—

Trading
Interest rate swaps:
Interest reclassification	$970	$(2,427)	$1,993	$(1,967)
Change in fair value of future interest payments recorded in earnings	109	1,018	2,256	(83)
Total(1)	1,079	(1,409)	4,249	(2,050)
Total	$3,700	$(4,885)	$9,130	$24

________

(1)	Amounts included in "gains (losses) on derivatives and hedging activities, net" in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders' Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Amount of loss recognized in other comprehensive income	$12,764	$—	$(8,279)	$—
Less: amount of loss reclassified in interest expense(1)	(5,392)	—	(10,746)	—
Total change in other comprehensive income for unrealized losses on derivatives	$18,156	$—	$2,467	$—
___________
(1) Amounts included in “realized gains (losses) recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
Cash collateral held related to derivative exposure between us and our derivatives counterparties was $5,796 and $900 at June 30, 2015 and December 31, 2014, respectively. Collateral held is recorded in “Other Liabilities.” Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $51,087 and $72,478 at June 30, 2015 and December 31, 2014, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Stockholders' Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares and per share amounts in actuals)	2015	2014	2015	2014
Shares repurchased related to employee stock-based compensation plans(1)(2)	1,374,997	358,771	2,764,093	358,771
Average purchase price per share	$10.14	$8.62	$9.80	$8.62
Common shares issued(3)	2,077,235	504,929	5,208,074	504,929

__________________

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not have a publicly announced repurchase plan or program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on June 30, 2015 was $9.87.

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

Net transfers (to)/from the entity that is now a subsidiary of Navient are included within Navient's subsidiary investment on the consolidated statements of changes in equity. There were no transfers (to)/from the entity that is now a subsidiary of Navient during the three or six months ended June 30, 2015. The components of the net transfers (to)/from the entity that is now a subsidiary of Navient for the three and six months ended June 30, 2014 are summarized below:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Stockholders' Equity (Continued)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Capital contributions:
Loan origination activities	$7,184	$32,452
Loan sales	—	45
Corporate overhead activities	3,461	21,216
Other	491,936	492,368
Total capital contributions	502,581	546,081
Corporate push-down	(761)	4,977
Net change in income tax accounts	—	15,659
Net change in receivable/payable	(39,655)	(87,277)
Other	—	(31)
Total net transfers from the entity that is now a subsidiary of Navient	$462,165	$479,409

Capital Contributions

During the first four months of 2014, pre-Spin-Off SLM contributed capital to Sallie Mae Bank (the “Bank”) by funding loan origination activities, purchases of loans in excess of the loans' fair values, providing corporate overhead functions and other activities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income attributable to SLM Corporation	$91,016	$44,128	$138,715	$91,576
Preferred stock dividends	4,870	3,228	9,693	3,228
Net income attributable to SLM Corporation common stock	$86,146	$40,900	$129,022	$88,348
Denominator:
Weighted average shares used to compute basic EPS	425,688	422,805	425,061	424,751
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock and restricted stock units and Employee Stock Purchase Plan ("ESPP") (1)(2)	7,054	7,945	7,462	7,938
Weighted average shares used to compute diluted EPS	432,742	430,750	432,523	432,689

Basic earnings per common share attributable to SLM Corporation	$0.20	$0.10	$0.30	$0.21

Diluted earnings per common share attributable to SLM Corporation	$0.20	$0.09	$0.30	$0.20

         _________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended June 30, 2015 and 2014, securities covering approximately 2 million and 4 million shares, respectively, and for the six months ended June 30, 2015 and 2014, securities covering approximately 2 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

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

During the six months ended June 30, 2015, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$173,845	$—	$173,845	$—	$168,934	$—	$168,934
Derivative instruments	—	15,189	—	15,189	—	5,238	—	5,238
Total	$—	$189,034	$—	$189,034	$—	$174,172	$—	$174,172

Liabilities
Derivative instruments	$—	$(19,710)	$—	$(19,710)	$—	$(28,688)	$—	$(28,688)
Total	$—	$(19,710)	$—	$(19,710)	$—	$(28,688)	$—	$(28,688)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	June 30, 2015			December 31, 2014
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$11,435,475	$10,422,908	$1,012,567	$10,228,399	$9,509,786	$718,613
Cash and cash equivalents	1,278,863	1,278,863	—	2,359,780	2,359,780	—
Available for sale investments	173,845	173,845	—	168,934	168,934	—
Accrued interest receivable	562,239	562,239	—	469,697	469,697	—
Tax indemnification receivable	228,910	228,910	—	240,311	240,311	—
Derivative instruments	15,189	15,189	—	5,238	5,238	—
Total earning assets	$13,694,521	$12,681,954	$1,012,567	$13,472,359	$12,753,746	$718,613
Interest-bearing liabilities
Money-market and savings accounts	$5,159,236	$5,159,236	$—	$5,231,736	$5,231,736	$—
Certificates of deposit	5,175,185	5,181,369	6,184	5,313,645	5,308,818	(4,827)
Accrued interest payable	15,731	15,731	—	16,082	16,082	—
Derivative instruments	19,710	19,710	—	28,688	28,688	—
Total interest-bearing liabilities	$10,369,862	$10,376,046	$6,184	$10,590,151	$10,585,324	$(4,827)

Excess of net asset fair value over carrying value			$1,018,751			$713,786

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

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, the Bank sold substantially all its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to a Loan Participation and Purchase Agreement. This agreement predated the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At June 30, 2015, we held approximately $101.2 million of Split Loans.

During the three months ended June 30, 2015, the Bank sold loans to the Purchasers in the amount of $5,898 in principal and $118 in accrued interest income. During the three months ended June 30, 2014, the Bank sold loans to the Purchasers in the amount of $94,179 in principal and $1,770 in accrued interest income.

During the six months ended June 30, 2015, the Bank sold loans to the Purchasers in the amount of $14,612 in principal and $285 in accrued interest income. During the six months ended June 30, 2014, the Bank sold loans to the Purchasers in the amount of $765,998 in principal and $25,797 in accrued interest income.

There was no gain as a result of the loans sold in the three months ended June 30, 2015. The gain resulting from loans sold was $1,928 in the three months ended June 30, 2014. Total write-downs to fair value for loans sold with a fair value lower than par totaled $1,521 and $17,467 in the three months ended June 30, 2015 and 2014, respectively. There was no gain as a result of the loans sold in the six months ended June 30, 2015. The gain resulting from loans sold was $35,816 in the six months ended June 30, 2014. Total write-downs to fair value for loans sold with a fair value lower than par totaled $3,702 and $46,430 in the six months ended June 30, 2015 and June 30, 2014, respectively. Navient is the servicer for all of these loans.

12. Regulatory Capital

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

As of the first quarter 2015, the Bank was required by federal banking authorities to report regulatory capital and ratios based on the U.S. Basel III rule. U.S. Basel III implemented changes to capital, risk-weighted assets, and “well capitalized” definitions and added a reporting requirement of Common Equity Tier 1 Capital (to risk-weighted assets). Regulatory capital reported as of December 31, 2014 was calculated according to regulatory guidelines in effect at that date.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12.	Regulatory Capital (Continued)

			Well Capitalized Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of June 30, 2015:
Tier I Capital (to Average Assets)	$1,587,562	12.5%	$634,691	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,587,562	15.2%	$838,239	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,679,428	16.0%	$1,047,799	>	10.0%
Common Equity Tier I Capital (to Risk-Weighted Assets)	$1,587,562	15.2%	$681,069	>	6.5%
As of December 31, 2014:
Tier I Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk-Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividends, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and six months ended June 30, 2015 and June 30, 2014.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Commitments, Contingencies and Guarantees

Regulatory Matters
At the time of this filing, the Bank remains subject to the 2014 FDIC Order. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice ("DOJ") regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers’ Civil Relief Act ("SCRA"). The DOJ Order was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the FDIC’s 2014 Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
As required by the 2014 FDIC Order and the DOJ Order, the Bank has now implemented new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these regards. In 2014, we engaged a third-party firm to conduct independent audits of certain key consumer protection processes and procedures, including our compliance management system. To-date, we have received no high-risk findings. In 2015, the third-party firm is continuing to conduct additional independent audits over the remainder of those processes and procedures.
Required restitution activities under the 2014 FDIC and DOJ Orders are well under way. Applicable late fees were credited to eligible customers with open accounts in October 2014 and the mailing of restitution checks to all other eligible customers is ongoing. Checks for payment of SCRA benefits and related compensation, as determined by the DOJ, began mailing in June 2015. Under the terms of the Separation and Distribution Agreement, Navient remains responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the DOJ Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.
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

The following information is current as of July 22, 2015 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (filed with the SEC on February 26, 2015) (the “2014 Form 10-K”), and subsequent reports filed with the Securities and Exchange Commission (the “SEC”). Definitions for capitalized terms in this report not defined herein can be found in the 2014 Form 10-K.

References in this Form 10-Q to “we,” “us,” “our,” “Sallie Mae” and the “Company” refer to SLM Corporation and its subsidiaries, except as otherwise indicated or unless the context otherwise requires.

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

This report contains forward-looking statements and information based on management’s current expectations as of the date of this report. Statements that are not historical facts, including statements about the Company’s beliefs, opinions or expectations and statements that assume or are dependent upon future events, are forward-looking statements. Forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in Item 1A “Risk Factors” and elsewhere in the Company’s 2014 Form 10-K and subsequent filings with the SEC; increases in financing costs; limits on liquidity; increases in costs associated with compliance with laws and regulations; changes in accounting standards and the impact of related changes in significant accounting estimates; any adverse outcomes in any significant litigation to which the Company is a party; credit risk associated with the Company’s exposure to third parties, including counterparties to the Company’s derivative transactions; and changes in the terms of education loans and the educational credit marketplace (including changes resulting from new laws and the implementation of existing laws). The Company could also be affected by, among other things: changes in our funding costs and availability; reductions to our credit ratings, failures or breaches of our operating systems or infrastructure, including those of third-party vendors; damage to our reputation; failures or breaches to successfully implement cost-cutting and restructuring initiatives and adverse effects of such initiatives on the Company's business; risks associated with restructuring initiatives; changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in law and regulations with respect to the student lending business and financial institutions generally; increased competition from banks and other consumer lenders; the creditworthiness of our customers; changes in the general interest rate environment, including the rate relationships among relevant money-market instruments and those of our earning assets versus our funding arrangements; rates of prepayments on the loans we make; changes in general economic conditions and the Company's ability to successfully effectuate any acquisitions; and other strategic initiatives. The preparation of the Company’s consolidated financial statements also requires management to make certain estimates and assumptions, including estimates and assumptions about future events. These estimates or assumptions may prove to be incorrect. All forward-looking statements contained in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and are made only as of the date of this report. The Company does not undertake any obligation to update or revise these forward-looking statements to conform such statements to actual results or changes in our expectations.

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “GAAP Consolidated Earnings Summary - 'Core Earnings' ” in this Form 10-Q for the quarter ended June 30, 2015 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data and percentages)	2015	2014	2015	2014

Net income attributable to SLM Corporation common stock	$86	$41	$129	$88
Diluted earnings per common share attributable to SLM Corporation	$0.20	$0.09	$0.30	$0.20
Weighted average shares used to compute diluted earnings per share	433	431	433	433
Return on assets	2.8%	1.6%	2.2%	1.7%
Operating efficiency ratio(1)	37.2%	40.8%	42.1%	43.4%

Other Operating Statistics
Ending Private Education Loans, net	$9,245	$7,436	$9,245	$7,436
Ending FFELP Loans, net	1,178	1,358	1,178	1,358
Ending total education loans, net	$10,423	$8,794	$10,423	$8,794

Average education loans	$10,556	$8,736	$10,622	$8,780

(1) Our efficiency ratio is calculated as operating expense, excluding restructuring and other reorganization expenses, divided by net interest income after provision for loan losses and other income.

Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and six months ended June 30, 2015.
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
2015 Management Objectives
For 2015, we have again set out five major goals to create shareholder value. They are: (1) prudently grow our Private Education Loan assets and revenues; (2) maintain our strong capital position; (3) complete the necessary steps to permit the Bank to independently originate Private Education Loans; (4) continue to expand the Bank's capabilities and enhance risk oversight and internal controls; and (5) manage operating expenses while improving efficiency and customer experience. Here is how we are progressing against these objectives:

Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2015 by leveraging our Sallie Mae and Upromise brands and our relationship with more than two thousand colleges and universities. We recently expanded our campus-focused sales force to provide deeper support for universities in all regions of the United States and, as a result, we expect to be able to demonstrate increased 2015 originations through this effort. We are determined to maintain the average FICO scores and cosigner rates on our originations at levels similar to those at which we ended 2014. We will also increase our efforts to help our customers manage their borrowings and succeed in making their payments, which we expect will result in lower charge-offs and provisions for loan losses. Originations were 8 percent higher in the first six months of 2015 compared with the year-ago period.
Maintain Our Strong Capital Position
The Bank is required by its prudential regulators, the Utah Department of Financial Institutions ("UDFI") and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. For additional information, see “Liquidity and Capital Resources — Regulatory Capital” in this Form 10-Q for the quarter ended June 30, 2015, for a further discussion of regulatory capital requirements. The Company is a source of strength for the Bank and will provide additional capital as, and if, necessary to the Bank. As of June 30, 2015, the Bank had a Tier 1 leverage ratio of 12.5 percent, a common equity Tier 1 risk-based capital ratio of 15.2 percent, a Tier 1 risk-based capital ratio of 15.2 percent, and a total risk-based capital ratio of 16.0 percent, all exceeding the current regulatory guidelines for well capitalized institutions by a significant amount. We do not intend to initiate any share repurchase program to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld associated with award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
We expect to be active in the capital markets in 2015. We plan to sell Private Education Loans through securitization transactions. We also expect to use the ABS market to complement our deposit funding to raise term funding for our loan portfolio. Private Education Loans financed through these transactions will remain on our balance sheet as we will retain the residual interest in these trusts.
We expect the market for loan sales and term financings to continue to be strong in 2015. It is likely we will realize gains on sales of Private Education Loans. On April 23, 2015, we sold $738 million of Private Education Loans through a securitization transaction to qualified institutional buyers. The transaction removed the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We will continue to service the loans in the trust. We recorded a pre-tax gain on the sale of $77 million, net of closing adjustments and transaction costs, a 10.4 percent premium over the loans’ book value.
Complete Necessary Steps to Permit the Bank to Independently Originate Private Education Loans
In June 2015, we implemented the final phase of the Bank's new loan origination platform and are currently processing nearly all of our new loan originations through this platform. At the time of this filing, the Bank continues to rely on Navient for limited loan origination capabilities provided under a transition services agreement entered into with Navient in connection with the Spin-Off. The Bank, nonetheless, continues to have access under the transition services agreement to Navient originations applications through at least 2016.
Continue to Expand the Bank’s Capabilities and Enhance Risk Oversight and Internal Controls
In preparation for and subsequent to the Spin-Off, we have undertaken significant work to establish that all functions, policies and procedures transferred to the Bank in the Spin-Off are sufficient to meet applicable bank and consumer protection regulatory standards. We are designated as a “large bank,” and continue to expect significant growth which will bring enhanced regulatory scrutiny. For 2015, the following key initiatives remain to be completed or are underway:

•
Complete the build-out of our Enterprise Risk Management (“ERM”) team under the Chief Risk Officer and conduct our initial internal stress testing exercises in preparation for our initial 2016 regulatory required stress testing and report. During the first six months of 2015, the ERM function has updated enterprise-wide governance framework; launched a risk self-assessment process for responsible managers; and recruited key positions to the ERM team. In the second half of 2015, we expect to fully implement each of these ongoing initiatives, as well as focus on enhancing governance of our financial models to support the submission of the Bank’s first stress testing submission to the FDIC in 2016.

•
Continue to invest in our Internal Audit function, which will provide the Bank with confidence in the strength of its overall control environment and ensure the sustainability of the strong risk culture. During the first six months of 2015, the Internal Audit function implemented several new automated systems, including electronic work papers, computer-assisted auditing tools and data analytics capabilities; added four additional professional staff; and significantly increased relevant certifications of its staff.

•
Continue to make significant changes and enhancements to our compliance management system and program and related consumer protection processes and procedures. Our redesigned SCRA processes and procedures have now received the approval of the DOJ. In 2014, we engaged a third-party firm to conduct independent audits of certain key consumer protection processes and procedures, including our compliance management system. To-date, we have received no high-risk findings. In 2015, the third-party firm will continue to conduct additional independent audits over the remainder of those processes and procedures.

•	In 2015, we will further enhance our internal controls over financial reporting through adoption of the COSO 2013 framework.
Manage Operating Expenses While Improving Efficiency and Customer Experience
We will continue to measure our effectiveness in managing operating expenses by monitoring our efficiency ratio. Our efficiency ratio is calculated as operating expense, excluding restructuring and reorganization expenses, divided by net interest income (after provision for loans losses) and other income. For second quarter 2015, this ratio decreased to 37 percent from 41 percent in the second quarter of 2014. The decline in the efficiency ratio was primarily the result of the gain from the sale of loans recorded in second quarter 2015 that more than offset increased operating expenses. We expect the efficiency ratio to decline steadily over the next several years as the number of loans we service grows to a level commensurate with our loan origination platform and we control the growth of our expense base. We intend for the Bank to retain servicing of all Private Education Loans we originate, regardless of whether we hold them in our portfolio or sell all or portions of these Private Education Loans via loan sales and ABS transactions.
In 2015, we will focus on further enhancing a culture that values customer satisfaction and the efficient delivery of our products and services. We understand the challenges of simplifying and carefully considering our customers’ requests, personal circumstances and requirements. As of April 2015, all customer service for our Private Education Loan portfolio has been moved to the United States. The decision to on-shore all Private Education Loan customer service represents a significant piece of our investment to enhance the overall customer experience this year. In the second quarter of 2015, we also unveiled upgrades and improvements to our mobile and loan management capabilities to deliver to our customers the access they expect from their financial service providers. We expect these investments to result in increased customer satisfaction, higher loan originations and a more efficient operation.

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In millions, except per share data)	2015	2014	$	%	2015	2014	$	%
Interest income:
Loans	$195	$162	$33	20%	$393	$322	$71	22%
Investments	2	2	—	—	5	3	2	67
Cash and cash equivalents	1	1	—	—	2	2	—	—
Total interest income	198	165	33	20	400	327	73	22
Total interest expense	30	21	9	43	61	44	17	39
Net interest income	168	144	24	16	339	283	56	20
Less: provisions for loan losses	15	1	14	1,400	32	40	(8)	(20)
Net interest income after provisions for loan losses	153	143	10	7	307	243	64	26
Noninterest income:
Gains on sales of loans, net	77	2	75	3,750	77	36	41	114
Gains (losses) on derivatives and hedging activities, net	2	(9)	11	(122)	5	(10)	15	(150)
Other income	10	15	(5)	(33)	19	23	(4)	(17)
Total noninterest income	89	8	81	1,013	101	49	52	106
Expenses:
Operating expenses	90	60	30	50	171	124	47	38
Acquired intangible asset amortization expense	—	1	(1)	(100)	1	3	(2)	(67)
Restructuring and other reorganization expenses	1	14	(13)	(93)	5	14	(9)	(64)
Total expenses	91	75	16	21	177	141	36	26

Income before income tax expense	151	76	75	99	231	151	80	53
Income tax expense	60	32	28	88	92	60	32	53
Net income	91	44	47	107	139	91	48	53
Preferred stock dividends	5	3	2	67	10	3	7	233
Net income attributable to SLM Corporation common stock	$86	$41	$45	110%	$129	$88	$41	47%

Basic earnings per common share attributable to SLM Corporation	$0.20	$0.10	$0.10	100%	$0.30	$0.21	$0.09	43%

Diluted earnings per common share attributable to SLM Corporation	$0.20	$0.09	$0.11	122%	$0.30	$0.20	$0.10	50%

 GAAP Consolidated Earnings Summary
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
For the three months ended June 30, 2015, net income was $91 million, or $.20 diluted earnings per common share, compared with net income of $44 million, or $.09 diluted earnings per common share for the three months ended June 30, 2014. Net income was affected by a $24 million increase in net interest income and a $75 million increase in gains on sales of loans, offset by a $14 million increase in provisions for loan losses and a $16 million increase in total expenses.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•
Net interest income increased by $24 million in the quarter compared with the year-ago quarter primarily due to a $2 billion increase in average Private Education Loans outstanding and a 17 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 23 basis point increase in our cost of funds. Cost of funds increased primarily as a result of additional costs associated with interest rate swaps hedging our fixed-rate loan portfolio that were not in place in second quarter 2014.

•
Provisions for loan losses increased $14 million compared with the year-ago quarter. This increase was primarily the result of a $14 million benefit recognized in second quarter 2014 from the change in our loss emergence period from two years to one year and a change in our charge-off policy.

•
Gains on sales of loans, net, increased $75 million because we recorded a $77 million gain from the sale of $738 million of loans in second quarter 2015 compared with $2 million in the prior year quarter.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $2 million in the second quarter 2015 compared with a net loss of $9 million in the year-ago quarter. The primary factors affecting the change were interest rates and whether the derivatives qualified for hedge accounting treatment. In second quarter 2015, more derivatives used to economically hedge risk qualified for hedge accounting treatment than in the year-ago quarter.

•
Other income declined $5 million in second quarter 2015 compared with the prior year quarter because in second quarter 2014 we recorded $6 million related to the divestiture of our ownership interest in NGI Group Holdings LLC (“NGI”), an insurance brokerage joint venture, and an increase in the tax indemnity receivable from Navient. Excluding those two items, other income increased $1 million as a result of servicing revenue earned related to loans sold in the latter half of 2014 and the first half of 2015 for which we retained servicing rights.

•
Second-quarter 2015 operating expenses (including acquired intangible asset amortization expense) were $90 million compared with $61 million in the year-ago quarter. The increase in operating expenses is primarily due to the higher costs of establishing a stand-alone company and higher loan volume. Second quarter 2014 also benefited from an $8 million reduction in our litigation reserve.

•
Second-quarter 2015 restructuring and other reorganization expenses were $1 million compared with $14 million in the year-ago quarter. The decrease is the result of the wind-down of our separation efforts related to the Spin-Off.

•
Income tax expense increased $28 million compared with the year-ago quarter. The increase was largely attributable to the $738 million Private Education Loan sale completed in the quarter. The decline in the second quarter effective tax rate to 39.7 percent from 42.1 percent in the year-ago quarter was primarily the result of additional expense related to uncertain tax positions recorded in second quarter 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
For the six months ended June 30, 2015, net income was $139 million, or $.30 diluted earnings per common share, compared with net income of $91 million, or $.20 diluted earnings per common share for the six months ended June 30, 2014. Net income was affected by a $56 million increase in net interest income and an $8 million reduction in provisions for loan losses, and a $52 million increase in noninterest income offset by a $36 million increase in total expenses.
The primary contributors to each of the identified drivers of changes in net income for the first six months of 2015 compared with the year-ago period are as follows:

•
Net interest income increased by $56 million in the first six months of 2015 compared with the year-ago period primarily due to a $2 billion increase in average Private Education Loans outstanding and a 14 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset an 18 basis point increase in our cost of funds. Cost of funds increased primarily as a result of additional costs associated with interest rate swaps hedging our fixed-rate loan portfolio that were not in place in the first six months of 2014.

•
Provisions for loan losses decreased $8 million compared with the year-ago period. This decrease was primarily the result of a significant reduction in credit impaired loans sold from approximately $294 million in first half of 2014 to $15 million in first half 2015, the effect of our change in the loss emergence period from a two-year period to one year that occurred in second quarter 2014, as well as improved credit performance and collections on the underlying Private Education Loan and FFELP Loan portfolios. When credit impaired loans are sold for a loss, that loss is recorded as a charge-off. Offsetting the above benefits was an $20 million increase in loans classified as troubled debt restructurings for which we hold life-of-loan allowance. Prior period amounts also included the effect of the change in our charge-off policy.

•	Gains on sales of loans, net, increased $41 million, as there were fewer loan sales in the first six months of 2014.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $5 million in the first six months of 2015 compared with a net loss of $10 million in the year-ago period. The primary factors affecting the change were interest rates and whether the derivatives qualified for hedge accounting treatment. In the first half of 2015, more derivatives used to economically hedge risk qualified for hedge accounting treatment than in the year-ago period.

•
Other income declined $4 million in the first six months of 2015 compared with the year-ago period primarily because in second quarter 2014 we recorded $6 million related to the divestiture of NGI and an increase in the tax indemnity receivable from Navient.

•
First-half 2015 operating expenses (including acquired intangible asset amortization expense) were $172 million compared with $127 million in the year-ago period. The increase in operating expenses is primarily due to the higher costs of establishing a stand-alone company and higher loan volume.

•
First-half 2015 restructuring and other reorganization expenses were $5 million compared with $14 million in the year-ago period. The decrease is primarily the result of the wind-down of our separation efforts related to the Spin-Off.

 “Core Earnings”
We prepare financial statements in accordance with GAAP. However, we also produce and report our after-tax earnings on a separate basis that we refer to as “Core Earnings.” While pre-Spin-Off SLM also reported a metric by that name, what we now report and what we describe below is significantly different and should not be compared to any Core Earnings reported by pre-Spin-Off SLM.
“Core Earnings” recognizes the difference in accounting treatment for derivatives based upon whether the derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but which do not qualify for hedge accounting treatment. We enter into derivatives instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives is recorded in “Gains (losses) on derivatives and hedging activities, net.” Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “Gains (losses) on derivative and hedging activities, net”, are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting treatment are not recorded in interest income and interest expense; they are recorded in non-interest income: “Gains (losses) on derivative and hedging activities, net.”
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our use of derivative instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “Gains (losses) on derivative and hedging activities, net” includes the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment as well as the change in fair values related to future expected cash flows for those derivatives and accounting hedges. For purposes of “Core Earnings,” we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the remaining ineffectiveness. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014

Hedge ineffectiveness gains (losses)	$523	$(8,049)	$645	$(8,172)
Unrealized gains (losses) on instruments not in a hedging relationship	109	1,018	2,256	(83)
Interest reclassification	970	(2,427)	1,993	(1,967)
Gains (losses) on derivatives and hedging activities, net	$1,602	$(9,458)	$4,894	$(10,222)

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$91,016	$44,128	$138,715	$91,576
Preferred stock dividends	4,870	3,228	9,693	3,228
GAAP net income attributable to SLM Corporation common stock	$86,146	$40,900	$129,022	$88,348

Adjustments:
Net impact of derivative accounting(1)	(632)	7,031	(2,901)	8,255
Net tax effect(2)	252	(2,708)	1,157	(3,180)
Total “Core Earnings” adjustments to GAAP	(380)	4,323	(1,744)	5,075

“Core Earnings” attributable to SLM Corporation common stock	$85,766	$45,223	$127,278	$93,423

GAAP diluted earnings per common share	$0.20	$0.09	$0.30	$0.20
Derivative adjustments, net of tax	0.00	0.01	0.00	0.02
“Core Earnings” diluted earnings per common share	$0.20	$0.10	$0.29	$0.22
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$9,361,711	7.96%	$7,357,599	8.22%	$9,407,888	8.01%	$7,388,484	8.18%
FFELP Loans	1,194,309	3.22	1,378,206	3.32	1,214,384	3.20	1,391,327	3.26
Other investments	397,944	2.41	376,199	2.38	402,221	2.56	248,642	2.58
Cash and other short-term investments	1,341,110	0.24	1,777,683	0.25	1,309,424	0.24	1,549,076	0.26

Total interest-earning assets	12,295,074	6.47%	10,889,687	6.10%	12,333,917	6.54%	10,577,529	6.24%

Non-interest-earning assets	611,833		523,420		609,665		474,720

Total assets	$12,906,907		$11,413,107		$12,943,582		$11,052,249

Average Liabilities and Equity
Brokered deposits	$6,556,724	1.21%	$5,321,361	0.95%	$6,620,323	1.20%	$5,544,470	1.03%
Retail and other deposits	3,819,273	0.95	3,662,559	0.92	3,818,810	0.94	3,370,996	0.92
Other interest-bearing liabilities(1)	2,796	206.19	2,211	0.16	2,513	271.03	3,673	2.57
Total interest-bearing liabilities	10,378,793	1.17%	8,986,131	0.94%	10,441,646	1.17%	8,919,139	0.99%

Non-interest-bearing liabilities	595,816		783,500		613,676		720,289
Equity	1,932,298		1,643,476		1,888,260		1,412,821

Total liabilities and equity	$12,906,907		$11,413,107		$12,943,582		$11,052,249

Net interest margin		5.49%		5.32%		5.55%		5.41%

_________________

(1)	Includes the amortization expense of transaction costs related to our asset-backed commercial paper education loan funding facility, of which nothing has been drawn as of June 30, 2015.

The decline in the yield on the Private Education Loan portfolio for the three and six month periods of 2015 compared with the prior year periods is primarily because of lower yields on new loan originations.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended June 30, 2015 vs. 2014
Interest income	$32,901	$10,637	$22,253
Interest expense	9,183	5,484	3,576
Net interest income	$23,718	$5,153	$18,677

Six Months Ended June 30, 2015 vs. 2014
Interest income	$72,388	$16,019	$56,361
Interest expense	16,954	8,719	8,131
Net interest income	$55,434	$7,300	$48,230

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$2,325,642	$829	$2,326,471	$2,548,721	$1,185	$2,549,906
Grace, repayment and other(2)	6,987,295	1,178,047	8,165,342	5,762,655	1,263,622	7,026,277
Total, gross	9,312,937	1,178,876	10,491,813	8,311,376	1,264,807	9,576,183
Deferred origination costs and unamortized premium	19,632	3,329	22,961	13,845	3,600	17,445
Allowance for loan losses	(87,310)	(4,556)	(91,866)	(78,574)	(5,268)	(83,842)
Total education loan portfolio	$9,245,259	$1,177,649	$10,422,908	$8,246,647	$1,263,139	$9,509,786

% of total	89%	11%	100%	87%	13%	100%
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount)

(Dollars in thousands)	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014		Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Private Education Loans	$9,361,711	89%	$7,357,599	84%	$9,407,888	89%	$7,388,484	84%
FFELP Loans	1,194,309	11	1,378,206	16	1,214,384	12	1,391,327	16
Total portfolio	$10,556,020	100%	$8,735,805	100%	$10,622,272	100%	$8,779,811	100%

Education Loan Activity

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$9,701,152	$1,207,862	$10,909,014	$7,208,356	$1,394,563	$8,602,919
Acquisitions and originations	407,224	—	407,224	396,941	—	396,941
Capitalized interest and deferred origination cost premium amortization	37,060	10,335	47,395	25,440	10,393	35,833
Sales	(702,221)	—	(702,221)	(74,952)	(59)	(75,011)
Loan consolidation to third parties	(6,955)	(11,323)	(18,278)	(2,927)	(10,116)	(13,043)
Repayments and other	(191,001)	(29,225)	(220,226)	(116,633)	(37,035)	(153,668)
Ending balance	$9,245,259	$1,177,649	$10,422,908	$7,436,225	$1,357,746	$8,793,971

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$8,246,647	$1,263,139	$9,509,786	$6,506,642	$1,424,735	$7,931,377
Acquisitions and originations	2,070,373	—	2,070,373	1,913,926	7,470	1,921,396
Capitalized interest and deferred origination cost premium amortization	75,787	21,122	96,909	53,197	25,463	78,660
Sales	(708,607)	—	(708,607)	(713,046)	(7,654)	(720,700)
Loan consolidation to third parties	(11,488)	(21,804)	(33,292)	(9,520)	(18,088)	(27,608)
Repayments and other	(427,453)	(84,808)	(512,261)	(314,974)	(74,180)	(389,154)
Ending balance	$9,245,259	$1,177,649	$10,422,908	$7,436,225	$1,357,746	$8,793,971

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(Dollars in thousands)	2015	%	2014	%	2015	%	2014	%
Smart Option - interest only(1)	$89,404	23%	$87,389	23%	$507,126	25%	$459,498	24%
Smart Option - fixed pay(1)	111,574	29	107,990	29	619,237	30	586,380	31
Smart Option - deferred(1)	182,372	48	181,765	48	919,285	45	854,970	45
Smart Option - principal and interest	362	—	218	—	934	—	938	—
Total Private Education Loan originations	$383,712	100%	$377,362	100%	$2,046,582	100%	$1,901,786	100%
     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Three Months Ended June 30,
	2015			2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$85,236	$4,569	$89,805	$71,453	$6,181	$77,634
Less:
Charge-offs	(13,278)	(479)	(13,757)	—	(654)	(654)
Loan sales	(1,520)	—	(1,520)	(17,467)	—	(17,467)
Plus:
Recoveries	1,780	—	1,780	—	—	—
Provision for loan losses	15,092	466	15,558	329	685	1,014
Ending balance	$87,310	$4,556	$91,866	$54,315	$6,212	$60,527

Troubled debt restructuring(1)	$189,585	$—	$189,585	$4,508	$—	$4,508

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081
Less:
Charge-offs	(22,005)	(1,613)	(23,618)	—	(1,297)	(1,297)
Loan sales	(3,702)	—	(3,702)	(46,430)	—	(46,430)
Plus:
Recoveries	3,168	—	3,168	—	—	—
Provision for loan losses	31,275	901	32,176	38,982	1,191	40,173
Ending balance	$87,310	$4,556	$91,866	$54,315	$6,212	$60,527

Troubled debt restructuring(1)	$189,585	$—	$189,585	$4,508	$—	$4,508

_________

(1)	Represents the recorded investment of loans classified as troubled debt restructuring.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of June 30, 2015, we considered several factors with respect to our Private Education Loan portfolio, in particular, credit quality and delinquency, forbearance and charge-off trends in connection with the portfolio.
Private Education Loan provision for loan losses in the quarter ending June 30, 2015 increased $15 million compared with the year-ago period, primarily due to the change in our loss emergence period from two years to one year and a change in our charge-off policy. Other offsetting items affecting the provision for losses was an increase in the amount of troubled debt restructurings for which we hold a life-of-loan allowance and the effect of the $738 million loan sale and an $87 million reduction in credit impaired loan sales. When loans are sold at a gain, we reverse the allowance for loan losses related to these loans by recording a negative provision. When we sell credit impaired loans at a loss, we write down the loan to fair value with the additional write-down recorded as charge-off.
In the six months ended June 30, 2015, we had an $8 million decrease in the Private Education Loan provision for loan losses. This decrease was primarily the result of a significant reduction in credit impaired loans sold from approximately $294 million in first half of 2014 to $15 million in first half 2015, the effect of our change in the loss emergence period from a two-year period to one year that occurred in second quarter 2014, as well as improved credit performance and collections on the underlying Private Education Loan portfolio. Offsetting the above benefits was an $20 million increase in loans classified as troubled debt restructurings for which we hold life-of-loan allowance. For the first four months of 2014, we did not have troubled debt restructurings, loans in forbearance or a significant amount of loans that were more than 90 days past due because we typically sold loans to an affiliate prior to any restructuring and when they became 90 days delinquent. As a result of this past practice, there were no charge-off or recoveries of defaulted loans prior to June 30, 2014.
Total loans delinquent (as a percentage of loans in repayment) have increased to 1.7 percent from 0.7 percent in the year-ago period. Loans in forbearance (as a percentage of loans in repayment and forbearance) have increased to 5.7 percent from 0.9 percent in the year-ago period. The increase in the delinquency rate and loans in forbearance was because for the first four months of 2014 the Bank typically sold loans to an entity that is now a subsidiary of Navient in the same month they went 90 days delinquent or when a forbearance was offered to a borrower. Post-Spin-Off, the Bank now retains these loans. On June 1, 2015, the FDIC published FIL-23-2015, which encouraged lenders to provide aid to customers affected by the floods in Texas in the spring of 2015.  A one-time, two month disaster forbearance was granted to all student loan customers resident in the impacted area.  This doubled our forbearance rate in June. Substantially all of the borrowers were current at the time the forbearance was granted.
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
In connection with the Spin-Off, the agreement under which the Bank previously made loan sales was amended so the Bank now only has the right to require Navient to purchase loans (at fair value) where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At June 30, 2015, we held approximately $101.2 million of Split Loans.
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

The table below presents our Private Education Loan delinquency trends. Loans in repayment include loans making interest only and fixed payments, as well as loans that have entered full principal and interest repayment status.

	Private Education Loans
	June 30,
	2015		2014
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,304,171		$3,017,257
Loans in forbearance(2)(3)	342,121		39,964
Loans in repayment and percentage of each status:
Loans current	5,570,389	98.3%	4,396,772	99.3%
Loans delinquent 31-60 days(4)	57,884	1.0	21,381	0.5
Loans delinquent 61-90 days(4)	28,306	0.5	5,987	0.1
Loans delinquent greater than 90 days(4)	10,066	0.2	1,433	0.1
Total loans in repayment	5,666,645	100.0%	4,425,573	100.0%
Total loans, gross	9,312,937		7,482,794
Deferred origination costs	19,632		7,746
Total loans	9,332,569		7,490,540
Allowance for loan losses	(87,310)		(54,315)
Total Private Education Loans, net	$9,245,259		$7,436,225

Percentage of loans in repayment		60.8%		59.1%

Delinquencies as a percentage of loans in repayment		1.7%		0.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		5.7%		0.9%
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

(3)
On June 1, 2015, the FDIC published FIL-23-2015, which encouraged lenders to provide aid to customers affected by the floods in Texas in the spring of 2015.  A one-time, two month disaster forbearance was granted to all student loan customers resident in the impacted area.  This doubled our forbearance rate in June. Substantially all of the borrowers were current at the time the forbearance was granted.

(4)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance at beginning of period	$85,236	$71,453	$78,574	$61,763
Provision for Private Education Loan losses	15,092	329	31,275	38,982

Charge-offs(1)	(13,278)	—	(22,005)	—
Recoveries	1,780	—	3,168	—
Net charge-offs	(11,498)	—	(18,837)	—
Loan sales(2)	(1,520)	(17,467)	(3,702)	(46,430)
Allowance at end of period	$87,310	$54,315	$87,310	$54,315

Allowance as a percentage of ending total loans	0.94%	0.73%	0.94%	0.73%
Allowance as a percentage of ending loans in repayment	1.54%	1.23%	1.54%	1.23%
Net charge-offs as a percentage of average loans in repayment (annualized)	0.81%	—%	0.66%	—%
Delinquencies as a percentage of loans in repayment	1.70%	0.65%	1.70%	0.65%
Loans in forbearance as a percentage of loans in repayment and forbearance	5.69%	0.90%	5.69%	0.90%
Percentage of loans with a cosigner	89.6%	89.7%	89.6%	89.7%
Average FICO at origination	747	745	747	745
Ending total loans(3)	$9,312,937	$7,482,794	$9,312,937	$7,482,794
Average loans in repayment	$5,712,559	$4,322,356	$5,667,912	$4,354,878
Ending loans in repayment	$5,666,645	$4,425,573	$5,666,645	$4,425,573
     ________

(1)
Prior to the Spin-Off, Private Education Loans were sold to an entity that is now a subsidiary of Navient, prior to being charged off. Therefore, many of our historical credit indicators and period-over-period trends are not indicative of future performance. Because we now retain more delinquent loans, we believe it could take up to two years from the date of the Spin-Off before our credit performance indicators provide meaningful period-over-period comparisons.

(2)	Represents fair value write-downs on loans sold.

(3)	Ending total loans represents gross Private Education Loans.

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending loans in repayment was relatively unchanged at June 30, 2015 compared with June 30, 2014 because of an increase in the relative size of the loan portfolio, an increase in our troubled debt restructurings (for which we hold a life-of-loan allowance) and an increase in the percentage of loans in full principal and interest repayment. These largely offset the effect of the reduction in the allowance for loan losses as a result of the change in our loss emergence period from two years to one year.
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
Forbearance may also be granted to customers who are delinquent in their payments. In these circumstances, the forbearance cures the delinquency and the customer is returned to a current repayment status and is expected to begin making scheduled monthly payments on a go-forward basis. In more limited instances, delinquent customers will also be granted additional forbearance time.
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
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status. Our experience shows the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At June 30, 2015, loans in forbearance status as a percentage of loans in repayment and forbearance were 6.1 percent for loans that have been in active repayment status for fewer than 25 months. Approximately 82 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) June 30, 2015	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,304	$3,304
Loans in forbearance	221	58	34	19	10	—	342
Loans in repayment - current	2,778	1,470	728	355	241	—	5,572
Loans in repayment - delinquent 31-60 days	32	12	6	4	4	—	58
Loans in repayment - delinquent 61-90 days	17	4	3	2	2	—	28
Loans in repayment - delinquent greater than 90 days	7	1	1	—	—	—	9
Total	$3,055	$1,545	$772	$380	$257	$3,304	9,313
Deferred origination costs							19
Allowance for loan losses							(87)
Total Private Education Loans, net							$9,245

Loans in forbearance as a percentage of loans in repayment and forbearance	7.23%	3.75%	4.40%	5.00%	3.89%	—%	5.69%

(Dollars in millions) June 30, 2014	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,017	$3,017
Loans in forbearance	24	8	5	3	—	—	40
Loans in repayment - current	2,425	1,050	505	378	39	—	4,397
Loans in repayment - delinquent 31-60 days	12	4	2	3	—	—	21
Loans in repayment - delinquent 61-90 days	4	1	1	—	1	—	7
Loans in repayment - delinquent greater than 90 days	1	—	—	—	—	—	1
Total	$2,466	$1,063	$513	$384	$40	$3,017	7,483
Unamortized discount							7
Allowance for loan losses							(54)
Total Private Education Loans, net							$7,436

Loans in forbearance as a percentage of loans in repayment and forbearance	0.97%	0.75%	0.97%	0.78%	—%	—%	0.90%

Private Education Loan Repayment Options
The following table provides information regarding the repayment balance by loan type at June 30, 2015.

(Dollars in thousands	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$144,096	$5,507,415	$15,134	$5,666,645
$ in total	$299,101	$8,997,976	$15,860	$9,312,937

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

	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
June 30, 2015	$539,283	$362	$2,156
December 31, 2014	$445,710	$443	$3,517
June 30, 2014	$434,847	$69	$3,633

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	June 30, 2015	December 31, 2014
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$17,548	$7,677
Sallie Mae Bank(1)	1,261,315	2,352,103
Available-for-sale investments	173,845	168,934
Total unrestricted cash and liquid investments	$1,452,708	$2,528,714
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$16,780	$50,467	$15,480	$4,858
Sallie Mae Bank(1)	1,264,466	1,705,493	1,250,666	1,542,794
Available-for-sale investments	170,346	138,251	170,008	125,752
Total unrestricted cash and liquid investments	$1,451,592	$1,894,211	$1,436,154	$1,673,404
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Deposits - interest bearing	$10,339,437	$10,539,953
Deposits - non interest bearing	1,168	602
Total deposits	$10,340,605	$10,540,555

Interest Bearing
Interest bearing deposits as of June 30, 2015 and December 31, 2014 consisted of retail non-maturity savings and money market deposits, brokered and retail certificates of deposit, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method.
Interest bearing deposits at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$4,470,832	1.15%	$4,527,448	1.15%
Savings	687,236	0.82	703,687	0.81
Certificates of deposit	5,181,369	1.05	5,308,818	1.00
Deposits - interest bearing	$10,339,437		$10,539,953
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of June 30, 2015 and December 31, 2014, there were $190 million and $254 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $16 million and $16 million at June 30, 2015 and December 31, 2014, respectively.

Non Interest Bearing

Non interest bearing deposits were $1.2 million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively. For both periods these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of June 30, 2015, $4.0 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position net of any collateral we are holding.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of June 30, 2015.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$53,086
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	47.67%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s Baa	—%

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
As of the first quarter 2015, the Bank was required by federal banking authorities to report regulatory capital and ratios based on the U.S. Basel III rule. U.S. Basel III implemented changes to capital, risk-weighted assets, and “well capitalized” definitions and added a reporting requirement of Common Equity Tier I Capital (to risk-weighted assets). Regulatory capital reported as of December 31, 2014 was calculated according to regulatory guidelines in effect at that date.
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

			Well Capitalized Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of June 30, 2015:
Tier I Capital (to Average Assets)	$1,587,562	12.5%	$634,691	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,587,562	15.2%	$838,239	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,679,428	16.0%	$1,047,799	>	10.0%
Common Equity Tier I Capital (to Risk-Weighted Assets)	$1,587,562	15.2%	$681,069	>	6.5%
As of December 31, 2014:
Tier I Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk-Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%

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
On July 9, 2013, the FDIC Board of Directors approved an interim final rule to implement new U.S. Basel III guidelines related to regulatory capital measurement and reporting. The interim final rule became effective January 2015. It strengthens both the quantity and quality of banks’ risk-based capital, placing greater emphasis on Common Equity Tier 1 capital. The Bank’s Capital Policy requires management to monitor the new capital standards. The Basel III capital rule requires banks to maintain a minimum common equity Tier 1 risk-based capital ratio of 4.5 percent, a Tier 1 risk-based capital ratio of 6.0 percent, a total risk-based capital ratio of 8.0 percent, and a Tier 1 leverage ratio of 4 percent. In addition, when the rule is fully phased in by 2019, banks will also be subject to a greater than 2.5 percent common equity Tier 1 capital conservation buffer, under which they must maintain a common equity Tier 1 risk-based capital ratio greater than 7.0 percent, a Tier 1 risk-based capital ratio greater than 8.5 percent, and a total risk-based capital ratio greater than 10.5 percent. Failure to maintain the buffer will result in restrictions on the banks’ ability to make dividend payments, repurchase shares and pay discretionary bonuses.

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
As of June 30, 2015, the Bank had a Tier 1 leverage ratio of 12.5 percent, a common equity Tier 1 risk-based capital ratio of 15.2 percent, a Tier 1 risk-based capital ratio of 15.2 percent, and a total risk-based capital ratio of 16.0 percent, exceeding the current guidelines by a significant amount. Our ratios would also exceed the future guidelines if we calculated them today based on the new definitions of capital and risk-weighted assets.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and six months ended June 30, 2015 and 2014.
Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at June 30, 2015. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the three and six months ended June 30, 2015 and June 30, 2014.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP consolidation and Private Education Loans to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At June 30, 2015 and December 31, 2014, the value of our pledged collateral at the FRB totaled $1.5 billion and $1.4 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three and six months ended June 30, 2015 and June 30, 2014.
 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model and derivative accounting, can be found in our 2014 Form 10-K. There were no significant changes to these critical accounting policies during the second quarter of 2015.

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
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at June 30, 2015 and June 30, 2014, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in the future.

	June 30,
	2015		2014
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+6.9%	+2.2%	+13.1%	+4.2%
EAR - Ramp	+5.7%	+1.8%	+8.2%	+2.4%
EVE	-5.7%	-2.5%	+2.7%	+0.6%

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
In the preceding tables the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding. The mix of fully variable funding includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDA or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Partially offsetting this asset sensitive position, is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of a portion of our fixed-rate loans that have not been fully match-funded through derivative transactions. Based on the assumptions used in this analysis, the overall asset-sensitive position will generally cause net interest income to increase when interest rates rise over the near-term horizon. The long-term perspective offered by the EVE analysis indicates a fairly balanced position with modest sensitivity over the life of existing interest sensitive asset and liabilities.
Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality and size or composition of our balance sheet. They also do not account for other business developments that could affect net income, or for management actions that could affect net income or be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of expected future interest rate movements.

Asset and Liability Funding Gap
The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2015. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “Gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in billions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$0.2	$—	$0.2
3-month LIBOR	quarterly	—	0.4	(0.4)
1-month LIBOR	monthly	7.6	4.4	3.2
1-month LIBOR	daily	1.0	—	1.0
Non-Discrete reset(2)	daily/weekly	1.3	2.6	(1.3)
Fixed Rate(3)		2.8	5.5	(2.7)
Total		$12.9	$12.9	$—
          ______________________

(1)	Funding (by index) includes all derivatives that qualify as hedges.

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
The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR assets with fixed-rate and Non-Discrete funding. We consider the risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time. The funding in the fixed bucket includes $2.0 billion of equity and $0.6 billion of non interest bearing liabilities.
We use interest rate swaps and other derivatives to achieve our risk management objectives. Our asset liability management strategy is to match assets with debt (in combination with derivatives) that have the same underlying index and reset frequency or have interest rate characteristics we believe are highly correlated. The use of funding with index types and reset frequencies that are different from our assets exposes us to interest rate risk in the form of basis and repricing risk. This could result in our cost of funds not moving in the same direction or with the same magnitude as the yield on our assets. While we believe repricing risk is low, as all of these indices are short-term, with historical rate movements that are highly correlated over a long period of time, market disruptions (which have occurred in recent years) can lead to a temporary divergence between indices and result in a negative impact to our earnings.

Weighted Average Life

The following table reflects the weighted average life of our earning assets and liabilities at June 30, 2015.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	6.23
Cash and investments	0.77
Total earning assets	5.55

Deposits
Short-term deposits	0.05
Long-term deposits	2.77
Total deposits	0.97

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of these and other litigation or regulatory proceedings to which we are a party, and for which we have no current updates, see our 2014 Form 10-K.
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

As required by the 2014 FDIC Order and the DOJ Order, the Bank has now implemented new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these regards. In 2014, we engaged a third-party firm to conduct independent audits of certain key consumer protection processes and procedures, including our compliance management system. To-date, we have received no high-risk findings. In 2015, the third-party firm is continuing to conduct additional independent audits over the remainder of those processes and procedures.

Required restitution activities under the 2014 FDIC and DOJ Orders are well under way. Applicable late fees were credited to eligible customers with open accounts in October 2014 and the mailing of restitution checks to all other eligible customers is ongoing. Checks for payment of SCRA benefits and related compensation, as determined by the DOJ, began mailing in June 2015. Under the terms of the Separation and Distribution Agreement, Navient remains responsible for funding all liabilities under the regulatory orders, other than fines directly levied against the Bank in connection with these matters. Under the DOJ Order, Navient is solely responsible for reimbursing SCRA benefits and related compensation on behalf of both its subsidiary, Navient Solutions, Inc., and the Bank.

Item 1A. Risk Factors
Our business activities involve a variety of risks. Readers should carefully consider the risk factors disclosed in Item 1A., Risk Factors of our 2014 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended June 30, 2015.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
April 1 - April 30, 2015	1,073	$10.08	—	—
May 1 - May 31, 2015	260	$10.39	—	—
June 1 - June 30, 2015	42	$10.18	—	—
Total second-quarter 2015	1,375	$10.14	—
_________

(1)
All shares purchased are the shares of our common stock tendered to us to satisfy the exercise price in connection with cashless exercises of stock options, and tax withholding obligations in connection with exercises of stock options and vesting of restricted stock and restricted stock units.

(2)	At the present time, the Company does not have a publicly announced share repurchase plan or program.
The closing price of our common stock on the NASDAQ Global Select Market on June 30, 2015 was $9.87.

Item 3.	Defaults Upon Senior Securities
Nothing to report.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
Nothing to report.

Item 6.	Exhibits
The following exhibits are furnished or filed, as applicable:

3.1	Amended and Restated By-Laws of the Company, effective June 25, 2015.

10.1	Form of SLM Corporation 2012 Omnibus Incentive Plan, Independent Director Restricted Stock Agreement — 2015.†

10.2	Amendment to the Sallie Mae Supplemental 401(K) Savings Plan, effective June 25, 2015.†

10.3	Amendment to the SLM Corporation Deferred Compensation Plan for Directors, effective June 25, 2015.†

10.4	Amendment to the SLM Corporation Deferred Compensation Plan for Key Employees, effective June 25, 2015.†

10.5	Amendment to the SLM Corporation Change in Control Severance Plan for Senior Officers, effective June 25, 2015.†

10.6	Amendment to the SLM Corporation Executive Severance Plan for Senior Officers, effective June 25, 2015.†

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ________

†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)

By:	/S/ STEVEN J. MCGARRY
Steven J. McGarry Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: July 22, 2015