Form 10-Q
period 2015-09-30
SLM CORP
filed 2015-10-21
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2015
Common Stock, $0.20 par value	426,108,435 shares

SLM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$1,281,797	$2,359,780
Available-for-sale investments at fair value (cost of $190,249 and $167,740, respectively)	190,944	168,934
Loans held for investment (net of allowance for losses of $104,203 and $83,842, respectively)	11,909,148	9,509,786
Restricted cash and investments	25,605	4,804
Other interest-earning assets	47,604	72,479
Accrued interest receivable	634,423	469,697
Premises and equipment, net	80,224	78,470
Acquired intangible assets, net	2,115	3,225
Tax indemnification receivable	200,704	240,311
Other assets	77,980	64,757
Total assets	$14,450,544	$12,972,243

Liabilities
Deposits	$10,610,879	$10,540,555
Short-term borrowings	710,005	—
Long-term borrowings	593,687	—
Income taxes payable, net	117,531	191,499
Upromise related liabilities	283,688	293,004
Other liabilities	137,420	117,227
Total liabilities	12,453,210	11,142,285

Commitments and contingencies

Equity
Preferred stock, par value $0.20 per share, 20 million shares authorized
Series A: 3.3 million and 3.3 million shares issued, respectively, at stated value of $50 per share	165,000	165,000
Series B: 4 million and 4 million shares issued, respectively, at stated value of $100 per share	400,000	400,000
Common stock, par value $0.20 per share, 1.125 billion shares authorized: 430 million and 425 million shares issued, respectively	86,075	84,961
Additional paid-in capital	1,128,494	1,090,511
Accumulated other comprehensive loss (net of tax benefit of $14,847 and $7,186, respectively)	(23,515)	(11,393)
Retained earnings	281,761	113,066
Total SLM Corporation stockholders' equity before treasury stock	2,037,815	1,842,145
Less: Common stock held in treasury at cost: 4 million and 1 million shares, respectively	(40,481)	(12,187)
Total equity	1,997,334	1,829,958
Total liabilities and equity	$14,450,544	$12,972,243

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans	$205,274	$164,106	$598,417	$486,379
Investments	2,640	2,917	7,746	6,121
Cash and cash equivalents	987	1,180	2,568	3,145
Total interest income	208,901	168,203	608,731	495,645
Interest expense:
Deposits	29,110	24,177	86,961	67,842
Interest expense on short-term borrowings	1,951	—	4,719	—
Interest expense on long-term borrowings	2,398	—	2,398	—
Total interest expense	33,459	24,177	94,078	67,842
Net interest income	175,442	144,026	514,653	427,803
Less: provisions for loan losses	27,497	14,898	59,673	55,071
Net interest income after provisions for loan losses	147,945	129,128	454,980	372,732
Noninterest income:
Gains on sales of loans, net	—	85,147	76,874	120,963
(Losses) gains on derivatives and hedging activities, net	(547)	5,401	4,347	(4,821)
Other	10,455	5,461	29,374	28,826
Total noninterest income	9,908	96,009	110,595	144,968
Expenses:
Compensation and benefits	39,304	31,597	119,079	92,931
Other operating expenses	53,560	40,482	144,771	103,226
Total operating expenses	92,864	72,079	263,850	196,157
Acquired intangible asset amortization expense	370	1,150	1,110	4,145
Restructuring and other reorganization expenses	910	14,079	6,311	27,828
Total expenses	94,144	87,308	271,271	228,130
Income before income tax expense	63,709	137,829	294,304	289,570
Income tax expense	17,985	54,903	109,865	115,502
Net income	45,724	82,926	184,439	174,068
Less: net loss attributable to noncontrolling interest	—	—	—	(434)
Net income attributable to SLM Corporation	45,724	82,926	184,439	174,502
Preferred stock dividends	4,913	4,850	14,606	8,078
Net income attributable to SLM Corporation common stock	$40,811	$78,076	$169,833	$166,424

Basic earnings per common share attributable to SLM Corporation	$0.10	$0.18	$0.40	$0.39
Average common shares outstanding	426,019	423,079	425,384	424,187
Diluted earnings per common share attributable to SLM Corporation	$0.09	$0.18	$0.39	$0.38
Average common and common equivalent shares outstanding	432,547	431,604	432,531	432,324

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$45,724	$82,926	$184,439	$174,068
Other comprehensive income (loss):
Unrealized gains (losses) on investments	2,008	(525)	(499)	3,629
Unrealized losses on cash flow hedges	(21,751)	(1,883)	(19,284)	(1,883)
Total unrealized (losses) gains	(19,743)	(2,408)	(19,783)	1,746
Income tax benefit (expense)	7,676	921	7,661	(574)
Other comprehensive (loss) income, net of tax benefit (expense)	(12,067)	(1,487)	(12,122)	1,172
Comprehensive income	33,657	81,439	172,317	175,240
Less: comprehensive loss attributable to noncontrolling interest	—	—	—	(434)
Total comprehensive income attributable to SLM Corporation	$33,657	$81,439	$172,317	$175,674

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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares
	Preferred Stock Shares	Issued	Treasury	Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total SLM Corporation Equity
Balance at December 31, 2014	7,300,000	424,804,125	(1,365,277)	423,438,848	$565,000	$84,961	$1,090,511	$(11,393)	$113,066	$(12,187)	$1,829,958
Net income	—	—	—	—	—	—	—	—	184,439	—	184,439
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(12,122)	—	—	(12,122)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	172,317
Cash dividends:
Preferred Stock, series A ($.87 per share)	—	—	—	—	—	—	—	—	(8,625)	—	(8,625)
Preferred Stock, series B ($.51 per share)	—	—	—	—	—	—	—	—	(5,981)	—	(5,981)
Dividend equivalent units related to employee stock-based compensation plans	—	—	—	—	—	—	1,138	—	(1,138)	—	—
Issuance of common shares	—	5,569,853		5,569,853	—	1,114	14,329	—	—	—	15,443
Tax benefit related to employee stock-based compensation	—	—	—	—	—	—	6,093	—	—	—	6,093
Stock-based compensation expense	—	—	—	—	—	—	16,423	—	—	—	16,423
Shares repurchased related to employee stock-based compensation plans	—	—	(2,900,266)	(2,900,266)	—	—	—	—	—	(28,294)	(28,294)
Balance at September 30, 2015	7,300,000	430,373,978	(4,265,543)	426,108,435	$565,000	$86,075	$1,128,494	$(23,515)	$281,761	$(40,481)	$1,997,334

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September
	2015	2014
Operating activities
Net income	$184,439	$174,068
Adjustments to reconcile net income to net cash used in operating activities:
Provisions for loan losses	59,673	55,071
Income tax expense	109,865	115,502
Amortization of brokered deposit placement fee	8,006	7,548
Amortization of asset-backed commercial paper upfront fee	1,790	—
Amortization of deferred loan origination costs and fees, net	2,563	1,446
Net accretion of discount on borrowings	108	—
Net accretion of underwriter fees on borrowings	108	—
Net amortization of discount on investments	1,332	433
Depreciation of premises and equipment	5,427	4,289
Amortization of acquired intangibles	1,110	2,783
Stock-based compensation expense	16,423	20,127
Unrealized (gains)/losses on derivative and hedging activities, net	(1,985)	1,307
Gains on sale of loans, net	(76,874)	(120,963)
Changes in operating assets and liabilities:
Net decrease in loans held for sale	55	6,448
Origination of loans held for sale	(55)	(6,448)
Increase in accrued interest receivable	(316,263)	(220,273)
Increase in restricted cash and investments - other	(2,596)	(1,503)
Decrease (increase) in other interest-earning assets	24,875	(46,333)
Decrease in tax indemnification receivable	39,607	29,816
Increase in other assets	(18,022)	(18,918)
Decrease in income tax payable, net	(176,172)	(294,116)
Increase in accrued interest payable	7,227	2,639
(Decrease) increase in payable due to entity that is a subsidiary of Navient	(5,368)	18,114
Increase in other liabilities	5,895	30,741
Total adjustments	(313,271)	(412,290)
Total net cash used in operating activities	(128,832)	(238,222)
Investing activities
Loans acquired and originated	(3,786,946)	(3,535,740)
Net proceeds from sales of loans held for investment	790,094	1,994,017
Proceeds from claim payments	91,000	88,251
Net decrease (increase) in loans held for investment	672,665	476,955
Increase in restricted cash and investments - variable interest entities	(18,205)	—
Purchases of available-for-sale securities	(50,062)	(55,928)
Proceeds from sales and maturities of available-for-sale securities	26,222	7,337
Total net cash used in investing activities	(2,275,232)	(1,025,108)
Financing activities
Brokered deposit placement fee	(477)	(5,533)
Net increase (decrease) in certificates of deposit	161,096	(614,953)
Net (decrease) increase in other deposits	(129,412)	804,874
Borrowings collateralized by loans in securitization trusts - issued	620,681	—
Borrowings collateralized by loans in securitization trusts - repaid	(27,195)	—
Borrowings under ABCP facility	713,746	—

Repayment of borrowings under ABCP facility	(3,741)	—
Fees paid on ABCP facility	(104)	—
Net decrease in deposits with entity that is a subsidiary of Navient	—	(5,633)
Special cash contribution from Navient	—	472,718
Net capital contributions from entity that is a subsidiary of Navient	—	7,448
Excess tax benefit from the exercise of stock-based awards	6,093	—
Preferred stock dividends paid	(14,606)	(8,078)
Net cash provided by financing activities	1,326,081	650,843
Net decrease in cash and cash equivalents	(1,077,983)	(612,487)
Cash and cash equivalents at beginning of period	2,359,780	2,182,865
Cash and cash equivalents at end of period	$1,281,797	$1,570,378
Cash disbursements made for:
Interest	$79,917	$64,987
Income taxes paid	$171,114	$294,116
See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation
The accompanying unaudited, consolidated financial statements of SLM Corporation (“we,” “us,” “our,” “Sallie Mae,” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements include the accounts of SLM Corporation and its majority-owned and controlled subsidiaries after eliminating the effects of intercompany accounts and transactions. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015 or for any other period. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
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
Restricted Cash and Investments
Restricted cash and investments primarily includes amounts held in student loan securitization trusts and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities.
Recently Issued Accounting Pronouncements
On February 18, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends the current consolidation guidance. The amendments reduce the number of consolidation models through the elimination of the indefinite deferral of ASC 810 and place more emphasis on risk of loss when determining a controlling financial interest.  The standard is effective January 1, 2016, with early adoption permitted during an interim period in fiscal year 2015. In the third quarter of 2015, we elected to early adopt the new accounting guidance retrospectively to July 1, 2015. The early adoption of this standard had no impact on our consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2. Loans Held for Investment
Loans Held for Investment consist of Private Education Loans and FFELP Loans.
“Private Education Loans” are education loans to students or their families that are not issued, insured, or guaranteed by any state or federal government. Our Private Education Loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, government loans, or customers’ resources. Private Education Loans bear the full credit risk of the borrower and any cosigners. We manage this risk through risk-performance underwriting strategies and the addition of qualified cosigners. Our Private Education Loans generally carry a variable interest rate indexed to LIBOR. As of September 30, 2015, 82 percent of all Private Education Loans were indexed to LIBOR. We provide incentives for customers to include a cosigner on our Private Education Loans, and the vast majority of Private Education Loans in our portfolio are cosigned. We also encourage our Private Education Loan customers to make payments while in school.
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
Loans held for investment are summarized as follows:

	September 30,	December 31,
	2015	2014
Private Education Loans	$10,840,261	$8,311,376
Deferred origination costs	26,283	13,845
Allowance for loan losses	(100,033)	(78,574)
Total Private Education Loans, net	10,766,511	8,246,647

FFELP Loans	1,143,595	1,264,807
Unamortized acquisition costs, net	3,212	3,600
Allowance for loan losses	(4,170)	(5,268)
Total FFELP Loans, net	1,142,637	1,263,139

Loans held for investment, net	$11,909,148	$9,509,786

The estimated weighted average life of education loans in our portfolio was approximately 6.3 years and 6.2 years at September 30, 2015 and December 31, 2014, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

2.	Loans Held for Investment (Continued)

The average balance and the respective weighted average interest rates of education loans in our portfolio are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Private Education Loans	$9,869,025	7.87%	$7,407,774	8.20%	$9,563,290	7.96%	$7,394,985	8.19%
FFELP Loans	1,161,288	3.27	1,339,748	3.23	1,196,491	3.22	1,373,945	3.25
Total portfolio	$11,030,313		$8,747,522		$10,759,781		$8,768,930

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

Allowance for Loan Losses Metrics

	Allowance for Loan Losses
	Three Months Ended September 30, 2015
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$4,556	$87,310	$91,866
Total provision	143	27,354	27,497
Net charge-offs:
Charge-offs	(529)	(14,121)	(14,650)
Recoveries	—	1,361	1,361
Net charge-offs	(529)	(12,760)	(13,289)
Loan sales(1)	—	(1,871)	(1,871)
Ending Balance	$4,170	$100,033	$104,203
Allowance:
Ending balance: individually evaluated for impairment	$—	$43,001	$43,001
Ending balance: collectively evaluated for impairment	$4,170	$57,032	$61,202
Loans:
Ending balance: individually evaluated for impairment	$—	$231,286	$231,286
Ending balance: collectively evaluated for impairment	$1,143,595	$10,608,975	$11,752,570
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.25%	0.83%
Allowance as a percentage of the ending total loan balance	0.36%	0.92%
Allowance as a percentage of the ending loans in repayment(2)	0.50%	1.50%
Allowance coverage of net charge-offs (annualized)	1.97	1.96
Ending total loans, gross	$1,143,595	$10,840,261
Average loans in repayment(2)	$839,090	$6,118,678
Ending loans in repayment(2)	$836,585	$6,657,228

____________
(1) Represents fair value write-downs on loans sold.
(2) Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Three Months Ended September 30, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,212	$54,315	$60,527
Total provision	291	14,607	14,898
Net charge-offs:
Charge-offs	(761)	(4,378)	(5,139)
Recoveries	—	—	—
Net charge-offs	(761)	(4,378)	(5,139)
Loan sales(1)	—	(4,571)	(4,571)
Ending Balance	$5,742	$59,973	$65,715
Allowance:
Ending balance: individually evaluated for impairment	$—	$2,966	$2,966
Ending balance: collectively evaluated for impairment	$5,742	$57,007	$62,749
Loans:
Ending balance: individually evaluated for impairment	$—	$13,115	$13,115
Ending balance: collectively evaluated for impairment	$1,317,963	$7,816,305	$9,134,268
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.32%	0.39%
Allowance as a percentage of the ending total loan balance	0.44%	0.77%
Allowance as a percentage of the ending loans in repayment(2)	0.61%	1.31%
Allowance coverage of net charge-offs (annualized)	1.89	3.42
Ending total loans, gross	$1,317,963	$7,829,420
Average loans in repayment(2)	$953,620	$4,453,775
Ending loans in repayment(2)	$945,230	$4,575,143
____________

(1) Represents fair value write-downs on loans sold.
(2) Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2015
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$5,268	$78,574	$83,842
Total provision	1,044	58,629	59,673
Net charge-offs:
Charge-offs	(2,142)	(36,127)	(38,269)
Recoveries	—	4,529	4,529
Net charge-offs	(2,142)	(31,598)	(33,740)
Loan sales(1)	—	(5,572)	(5,572)
Ending Balance	$4,170	$100,033	$104,203
Allowance:
Ending balance: individually evaluated for impairment	$—	$43,001	$43,001
Ending balance: collectively evaluated for impairment	$4,170	$57,032	$61,202
Loans:
Ending balance: individually evaluated for impairment	$—	$231,286	$231,286
Ending balance: collectively evaluated for impairment	$1,143,595	$10,608,975	$11,752,570
Net charge-offs as a percentage of average loans in repayment (annualized)(2)	0.33%	0.72%
Allowance as a percentage of the ending total loan balance	0.36%	0.92%
Allowance as a percentage of the ending loans in repayment(2)	0.50%	1.50%
Allowance coverage of net charge-offs (annualized)	1.46	2.37
Ending total loans, gross	$1,143,595	$10,840,261
Average loans in repayment(2)	$868,649	$5,848,345
Ending loans in repayment(2)	$836,585	$6,657,228
____________
(1) Represents fair value write-downs on loans sold.
(2) Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Allowance for Loan Losses
	Nine Months Ended September 30, 2014
	FFELP Loans	Private Education Loans	Total
Allowance for Loan Losses
Beginning balance	$6,318	$61,763	$68,081
Total provision	1,482	53,589	55,071
Charge-offs	(2,058)	(4,378)	(6,436)
Loan sales(1)	—	(51,001)	(51,001)
Ending Balance	$5,742	$59,973	$65,715
Allowance:
Ending balance: individually evaluated for impairment	$—	$2,966	$2,966
Ending balance: collectively evaluated for impairment	$5,742	$57,007	$62,749
Loans:
Ending balance: individually evaluated for impairment	$—	$13,115	$13,115
Ending balance: collectively evaluated for impairment	$1,317,963	$7,816,305	$9,134,268
Charge-offs as a percentage of average loans in repayment (annualized)(2)	0.28%	0.13%
Allowance as a percentage of the ending total loan balance	0.44%	0.77%
Allowance as a percentage of the ending loans in repayment(2)	0.61%	1.31%
Allowance coverage of charge-offs (annualized)	2.09	10.27
Ending total loans, gross	$1,317,963	$7,829,420
Average loans in repayment(2)	$980,733	$4,408,852
Ending loans in repayment(3)	$945,230	$4,575,143
____________

(1) Represents fair value write-downs on loans sold.
(2) Loans in repayment include loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Troubled Debt Restructurings (“TDRs”)
All of our loans are collectively assessed for impairment, except for loans classified as TDRs (where we conduct individual assessments of impairment). We modify the terms of loans for certain borrowers when we believe such modifications may increase the ability and willingness of a borrower to make payments and thus increase the ultimate overall amount collected on a loan. These modifications generally take the form of a forbearance, a temporary interest rate reduction or an extended repayment plan. In the first nine months after a loan enters full principal and interest repayment, the loan may be in forbearance for up to six months without it being classified as a TDR. Once the initial nine-month period described above is over, however, any loan that receives more than three months of forbearance in a twenty-four month period is classified as a TDR. Also, a loan becomes a TDR when it is modified to reduce the interest rate on the loan (regardless of when such modification occurs and/or whether such interest rate reduction is temporary). The majority of our loans that are considered TDRs involve a temporary forbearance of payments and do not change the contractual interest rate of the loan. Approximately 22 percent and 10 percent of the loans granted forbearance as of September 30, 2015 and December 31, 2014, respectively, have been classified as TDRs due to their forbearance status.
Prior to the Spin-Off, we did not have TDR loans because the loans generally were sold to a now unrelated affiliate in the same month that the terms were restructured. Subsequent to May 1, 2014, we have individually assessed $251 million of Private Education Loans as TDRs. When these TDR loans are determined to be impaired, we provide for an allowance for losses sufficient to cover life-of-loan expected losses through an impairment calculation based on the difference between the loan's basis and the present value of expected future cash flows (which would include life-of-loan default and recovery assumptions) discounted at the loan's original effective interest rate.
Within the Private Education Loan portfolio, loans greater than 90 days past due are considered to be nonperforming. FFELP Loans are at least 97 percent guaranteed as to their principal and accrued interest by the federal government in the event of default, and therefore, we do not deem FFELP Loans as nonperforming from a credit risk perspective at any point in their life cycle prior to claim payment, and we continue to accrue interest on those loans through the date of claim.
At September 30, 2015 and December 31, 2014, all our TDR loans had a related allowance recorded. The following table provides the recorded investment, unpaid principal balance and related allowance for our TDR loans.

	Recorded Investment	Unpaid Principal Balance	Allowance

September 30, 2015
TDR Loans	$234,360	$231,286	$43,001

December 31, 2014
TDR Loans	$60,278	$59,402	$9,815

The following table provides the average recorded investment and interest income recognized for our TDR loans.

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$210,039	$4,198	$8,740	$129

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

TDR Loans	$150,240	$9,314	$3,958	$160

The following table provides information regarding the loan status of TDR loans and the aging of TDR loans that are past due.

	September 30,		December 31,
	2015		2014
	Balance	%	Balance	%
TDR loans in in-school/grace/deferment(1)	$4,940		$2,915
TDR loans in forbearance(2)	50,878		18,620
TDR loans in repayment and percentage of each status:
Loans current	154,984	88.3%	34,554	91.2%
Loans delinquent 31-60 days(3)	11,042	6.3	1,953	5.2
Loans delinquent 61-90 days(3)	6,336	3.6	983	2.6
Loans delinquent greater than 90 days(3)	3,106	1.8	377	1.0
Total TDR loans in repayment	175,468	100.0%	37,867	100.0%
Total TDR loans, gross	$231,286		$59,402
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

The following tables provides the amount of modified loans (which includes forbearance and reductions in interest rates) that became TDRs in the periods presented. Additionally, for the periods presented, the table summarizes charge-offs occurring in the TDR portfolio, as well as TDRs for which a payment default occurred in the relevant period presented and within 12 months of the loan first being designated as a TDR. We define payment default as 60 days past due for this disclosure.

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$49,975	$3,456	$16,719	$7,840	$87	$252

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Modified Loans(1)	Charge-offs	Payment- Default	Modified Loans(1)	Charge-offs	Payment- Default

TDR Loans	$189,066	$5,845	$29,895	$14,880	$87	$320
_____

(1)	Represents the principal balance of loans that have been modified during the period and resulted in a TDR.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

3.	Allowance for Loan Losses (Continued)

Key Credit Quality Indicators
For Private Education Loans, the key credit quality indicators are FICO scores, the existence of a cosigner, loan status, and loan seasoning. The FICO scores are assessed at origination and periodically refreshed/updated through the loan's term. The following table highlights the gross principal balance of our Private Education Loan portfolio stratified by key credit quality indicators.

	Private Education Loans
	Credit Quality Indicators
	September 30, 2015		December 31, 2014
Credit Quality Indicators:	Balance(1)	% of Balance	Balance(1)	% of Balance

Cosigners:
With cosigner	$9,748,371	90%	$7,465,339	90%
Without cosigner	1,091,890	10	846,037	10
Total	$10,840,261	100%	$8,311,376	100%

FICO at Origination:
Less than 670	$706,688	6%	$558,801	7%
670-699	1,582,381	15	1,227,860	15
700-749	3,470,300	32	2,626,238	32
Greater than or equal to 750	5,080,892	47	3,898,477	46
Total	$10,840,261	100%	$8,311,376	100%

Seasoning(2):
1-12 payments	$3,575,055	33%	$2,373,117	29%
13-24 payments	1,729,120	16	1,532,042	18
25-36 payments	871,590	8	755,143	9
37-48 payments	411,596	4	411,493	5
More than 48 payments	281,508	2	212,438	3
Not yet in repayment	3,971,392	37	3,027,143	36
Total	$10,840,261	100%	$8,311,376	100%

(1)	Balance represents gross Private Education Loans.

(2)	Number of months in active repayment (whether interest only payment, fixed payment, or full principal and interest payment status) for which a scheduled payment was due.
FFELP Loans are at least 97 percent insured and guaranteed as to their principal and accrued interest in the event of default; therefore, there are no key credit quality indicators associated with FFELP Loans. Included within our FFELP portfolio as of September 30, 2015 are $700 million of FFELP rehabilitation loans. These loans have previously defaulted but have subsequently been brought current according to a loan rehabilitation agreement. The credit performance on rehabilitation loans is worse than the remainder of our FFELP portfolio. At September 30, 2015 and December 31, 2014, 61 percent and 62 percent, respectively, of our FFELP portfolio consisted of rehabilitation loans.

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

	Private Education Loans
	September 30,		December 31,
	2015		2014
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,971,392		$3,027,143
Loans in forbearance(2)	211,641		135,018
Loans in repayment and percentage of each status:
Loans current	6,529,855	98.1%	5,045,600	98.0%
Loans delinquent 31-60 days(3)	79,794	1.2	63,873	1.2
Loans delinquent 61-90 days(3)	34,743	0.5	29,041	0.6
Loans delinquent greater than 90 days(3)	12,836	0.2	10,701	0.2
Total loans in repayment	6,657,228	100.0%	5,149,215	100.0%
Total loans, gross	10,840,261		8,311,376
Deferred origination costs	26,283		13,845
Total loans	10,866,544		8,325,221
Allowance for loan losses	(100,033)		(78,574)
Total loans, net	$10,766,511		$8,246,647
Percentage of loans in repayment		61.4%		62.0%
Delinquencies as a percentage of loans in repayment		1.9%		2.0%
Loans in forbearance as a percentage of loans in repayment and forbearance		3.1%		2.6%

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

	Private Education Loan
	Accrued Interest Receivable
	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest

September 30, 2015	$606,218	$489	$2,979
December 31, 2014	$445,710	$443	$3,517

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

4. Deposits

The following table summarizes total deposits at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
Deposits - interest bearing	$10,610,592	$10,539,953
Deposits - non interest bearing	287	602
Total deposits	$10,610,879	$10,540,555
Interest Bearing
Interest bearing deposits as of September 30, 2015 and December 31, 2014 consisted of retail non-maturity savings and money market deposits, brokered and retail certificates of deposit, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method.
Interest bearing deposits at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015		December 31, 2014
	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$4,436,095	1.18%	$4,527,448	1.15%
Savings	665,941	0.82	703,687	0.81
Certificates of deposit	5,508,556	0.99	5,308,818	1.00
Deposits - interest bearing	$10,610,592		$10,539,953
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of September 30, 2015 and December 31, 2014, there were $194,714 and $253,953, respectively, of deposits exceeding Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Accrued interest on deposits was $22,637 and $16,082 at September 30, 2015 and December 31, 2014, respectively.

Non Interest Bearing

Non interest bearing deposits were $287 and $602 as of September 30, 2015 and December 31, 2014, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5. Borrowings

Outstanding borrowings consist of secured borrowings issued through our term asset backed securitization (“ABS”) program and our asset backed commercial paper (“ABCP”) funding facility. The following table summarizes our secured borrowings at September 30, 2015. We had no secured borrowings outstanding at December 31, 2014.

	September 30, 2015
	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitization	$—	$593,687	$593,687
ABCP borrowings	710,005	—	710,005
Total	$710,005	$593,687	$1,303,692

On July 30, 2015, we executed our $714 million SMB Private Education Loan Trust 2015-B term ABS transaction, which was accounted for as an on-balance sheet secured financing. We retained a 5 percent or $33 million interest in the Class A and B notes, a 100 percent or $50 million interest in the Class C notes and 100 percent of the residual certificates issued in the securitization. $631 million of notes from the securitization were sold to third parties, raising $623 million of gross proceeds. The Class A and B notes had a weighted average life of 4.8 years and priced at a weighted average LIBOR equivalent cost of 1 month LIBOR plus 1.53 percent. At September 30, 2015, $692 million of our Private Education Loans were encumbered as a result of this transaction.

On-Balance Sheet Term Securitizations

Issue	Date Issued	Total Issued To Third Parties	Weighted Average Cost of Funds(1)	Weighted Average Life

Private Education:
2015-B	July 2015	$630,800	1 month LIBOR plus 1.53%	4.82
Total notes issued in 2015		$630,800

Total loan amount securitized in on-balance sheet term securitizations in 2015		$745,580

____________
(1) Represents LIBOR equivalent cost of funds for floating and fixed rate bonds, excluding issuance costs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

5.	Borrowings (Continued)

Asset-Backed Commercial Paper Funding Facility

On December 19, 2014, we closed on a $750 million ABCP Private Education Loan funding facility. Pursuant to FDIC safe harbor guidelines, we retained a 5 percent or $37.5 million ownership interest in the ABCP facility, resulting in $712.5 million of funds being available for us to draw under the facility. We incur financing costs under the ABCP facility of approximately 0.40 percent on unused borrowing capacity and approximately 3 month LIBOR plus 0.80 percent on outstandings under the facility. At September 30, 2015, $710 million had been drawn and remained outstanding under the facility, net of our 5 percent retention. At September 30, 2015, $902 million of our Private Education Loans were encumbered as a result of this transaction.

We consolidate our financing entities that are variable interest entities (“VIEs”) as a result of our being the entities’ primary beneficiary. As a result, these financing VIEs are accounted for as secured borrowings. We consolidate the following financing VIEs as of September 30, 2015:

	September 30, 2015
	Debt Outstanding			Carrying Amount of Assets Securing Debt Outstanding
	Short-Term	Long-Term	Total	Loans	Restricted Cash	Other Assets	Total
Secured borrowings:
Private Education Loan term securitization	$—	$593,687	$593,687	$692,379	$8,135	$49,717	$750,231
ABCP borrowings	710,005	—	710,005	901,515	10,070	54,297	965,882
Total	$710,005	$593,687	$1,303,692	$1,593,894	$18,205	$104,014	$1,716,113

Other Borrowing Sources
We maintain discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100,000 at September 30, 2015. The interest rate we are charged on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. We did not utilize these lines of credit in the three and nine months ended September 30, 2015 and September 30, 2014.
We established an account at the Federal Reserve Bank (“FRB”) to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Discount Window (“Window”). The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP Loans and Private Education Loans, to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2015 and December 31, 2014, the value of our pledged collateral at the FRB totaled $1.5 billion and $1.4 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three and nine months ended September 30, 2015 and September 30, 2014.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

6. Private Education Loan Term Securitizations

We securitize Private Education Loan assets by selling these assets to securitization trusts. If a transfer of loans qualifies as a sale, we derecognize the loan and recognize a gain or loss as the difference between compensation received and the carrying basis of the loans sold and liabilities retained. We recognize the results of a transfer of loans based upon the settlement date of the transaction. If we have a variable interest in a VIE (e.g., a securitization trust) and have determined that we are the primary beneficiary, then we will consolidate the VIE and the transfer is accounted for as a financing as opposed to a sale.
On July 30, 2015, we executed a $714 million Private Education Loan term ABS transaction that was accounted for as an on-balance sheet secured financing. We retained a 5 percent interest in the Class A and B notes, a 100 percent interest in the Class C notes and 100 percent of the residual certificates issued in the securitization. $631 million of notes were sold to third parties, raising $623 million of gross proceeeds. At September 30, 2015, $692 million of our Private Education Loans are encumbered as a result of this transaction.
On April 23, 2015, we sold $738 million of Private Education Loans through a securitization transaction to qualified institutional buyers. The transaction qualified for sale treatment and removed the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We continue to service the loans in the trust. In the second quarter of 2015, we recorded a pre-tax gain of $77 million on the sale, net of closing adjustments and transaction costs, a 10.4 percent premium.

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
Although we use derivatives to offset (or minimize) the risk of interest rate changes, the use of derivatives does expose us to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates, and market liquidity. Credit risk is the risk a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative the counterparty owes us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, have no credit risk exposure to the counterparty; however, the counterparty has exposure to us. We minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed regularly by our Credit Department.
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
Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of September 30, 2015, $4.0 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held or plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2015 and December 31, 2014, we had a net positive exposure (derivative gain positions to us less collateral which has been posted by counterparties to us) related to derivatives of $48.9 million and $60.8 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact
The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2015 and December 31, 2014, and their impact on earnings and other comprehensive income for the three and nine months ended September 30, 2015 and 2014.

Impact of Derivatives on the Consolidated Balance Sheet

		Cash Flow Hedges		Fair Value Hedges		Trading		Total
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
		2015	2014	2015	2014	2015	2014	2015	2014
Fair Values(1)	Hedged Risk Exposure

Derivative Assets:(2)
Interest rate swaps	Interest rate	$—	$—	$36,919	$5,012	$1,827	$226	$38,746	$5,238
Derivative Liabilities:(2)
Interest rate swaps	Interest rate	(40,855)	(21,435)	—	(5,883)	—	(1,370)	(40,855)	(28,688)
Total net derivatives		$(40,855)	$(21,435)	$36,919	$(871)	$1,827	$(1,144)	$(2,109)	$(23,450)
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

(2)	The following table reconciles gross positions with the impact of master netting agreements to the balance sheet classification:

	Other Assets		Other Liabilities
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Gross position	$38,746	$5,238	$(40,855)	$(28,688)
Impact of master netting agreement	(11,253)	(4,045)	11,253	4,045
Derivative values with impact of master netting agreements (as carried on balance sheet)	27,493	1,193	(29,602)	(24,643)
Cash collateral (held) pledged(1)	(14,617)	(900)	47,604	72,478
Net position	$12,876	$293	$18,002	$47,835

(1)	Cash collateral amount calculations include outstanding accrued interest payable/receivable.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

	Cash Flow		Fair Value		Trading		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Notional Values

Interest rate swaps	$1,110,549	$1,106,920	$2,957,443	$3,044,492	$836,512	$973,539	$4,904,504	$5,124,951

Impact of Derivatives on the Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Fair Value Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$(1,843)	$1,238	$(929)	$1,488
Realized gains recorded in interest expense	7,531	3,835	22,512	14,081
Total	$5,688	$5,073	$21,583	$15,569

Cash Flow Hedges
Interest rate swaps:
Hedge ineffectiveness gains (losses) recorded in earnings(1)	$(273)	$(303)	$(542)	$(303)
Realized losses recorded in interest expense	(5,411)	(3,587)	(16,157)	(3,587)
Total	$(5,684)	$(3,890)	$(16,699)	$(3,890)

Trading
Interest rate swaps:
Interest reclassification	$853	$(1,170)	$2,846	$(3,137)
Change in fair value of future interest payments recorded in earnings	716	5,636	2,972	(2,870)
Total(1)	1,569	4,466	5,818	(6,007)
Total	$1,573	$5,649	$10,702	$5,672

________

(1)	Amounts included in “(losses) gains on derivatives and hedging activities, net” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

7.	Derivative Financial Instruments (Continued)

Impact of Derivatives on the Statements of Changes in Stockholders' Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amount of loss recognized in other comprehensive income	$(27,162)	$(5,470)	$(35,441)	$(5,470)
Less: amount of loss reclassified in interest expense(1)	5,411	3,587	16,157	3,587
Total change in other comprehensive income for unrealized losses on derivatives	$(21,751)	$(1,883)	$(19,284)	$(1,883)
___________
(1) Amounts included in “realized gains (losses) recorded in interest expense” in the “Impact of Derivatives on the Consolidated Statements of Income” table.
Cash Collateral
Cash collateral held related to derivative exposure between us and our derivatives counterparties was $14.6 million and $0.9 million at September 30, 2015 and December 31, 2014, respectively. Collateral held is recorded in “Other Liabilities.” Cash collateral pledged related to derivative exposure between us and our derivatives counterparties was $47.6 million and $72.5 million at September 30, 2015 and December 31, 2014, respectively. Collateral pledged is recorded in “Other Assets.”

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8. Stockholders' Equity

The following table summarizes our common share repurchases and issuances.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares and per share amounts in actuals)	2015	2014	2015	2014
Shares repurchased related to employee stock-based compensation plans(1)(2)	136,173	356,622	2,900,266	715,393
Average purchase price per share	$8.88	$8.68	$9.76	$8.68
Common shares issued(3)	361,779	584,787	5,569,853	1,089,716

__________________

(1)	Comprises shares withheld from stock option exercises and vesting of restricted stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	At the present time, we do not have a publicly announced repurchase plan or program.

(3)	Common shares issued under our various compensation and benefit plans.

The closing price of our common stock on September 30, 2015 was $7.40.

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

Net transfers (to)/from the entity that is now a subsidiary of Navient are included within Navient's subsidiary investment on the consolidated statements of changes in equity. There were no transfers (to)/from the entity that is now a subsidiary of Navient during the three or nine months ended September 30, 2015 and during the three months ended September 30, 2014. The components of the net transfers (to)/from the entity that is now a subsidiary of Navient for the nine months ended September 30, 2014 are summarized below:

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

8.	Stockholders' Equity (Continued)

Nine Months Ended
September 30,
2014
Capital contributions:
Loan origination activities	$32,452
Loan sales	45
Corporate overhead activities	21,216
Other	492,368
Total capital contributions	546,081
Corporate push-down	4,977
Net change in income tax accounts	15,659
Net change in receivable/payable	(87,277)
Other	(31)
Total net transfers from the entity that is now a subsidiary of Navient	$479,409

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income attributable to SLM Corporation	$45,724	$82,926	$184,439	$174,502
Preferred stock dividends	4,913	4,850	14,606	8,078
Net income attributable to SLM Corporation common stock	$40,811	$78,076	$169,833	$166,424
Denominator:
Weighted average shares used to compute basic EPS	426,019	423,079	425,384	424,187
Effect of dilutive securities:
Dilutive effect of stock options, restricted stock and restricted stock units and Employee Stock Purchase Plan ("ESPP") (1)(2)	6,528	8,525	7,147	8,137
Weighted average shares used to compute diluted EPS	432,547	431,604	432,531	432,324

Basic earnings per common share attributable to SLM Corporation	$0.10	$0.18	$0.40	$0.39

Diluted earnings per common share attributable to SLM Corporation	$0.09	$0.18	$0.39	$0.38

         _________________

(1)
Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(2)
For the three months ended September 30, 2015 and 2014, securities covering approximately 2 million and 3 million shares, respectively, and for the nine months ended September 30, 2015 and 2014, securities covering approximately 2 million and 3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10. Fair Value Measurements

We use estimates of fair value in applying various accounting standards for our financial statements.

We categorize our fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring financial instruments at fair value. For additional information regarding our policies for determining fair value and the hierarchical framework, see Note 2, “Significant Accounting Policies - Fair Value Measurement” in our 2014 Form 10-K.

During the nine months ended September 30, 2015, there were no significant transfers of financial instruments between levels or changes in our methodology or assumptions used to value our financial instruments.

The following table summarizes the valuation of our financial instruments that are marked to fair value on a recurring basis.

	Fair Value Measurements on a Recurring Basis
	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets

Mortgage-backed securities	$—	$190,944	$—	$190,944	$—	$168,934	$—	$168,934
Derivative instruments	—	38,746	—	38,746	—	5,238	—	5,238
Total	$—	$229,690	$—	$229,690	$—	$174,172	$—	$174,172

Liabilities
Derivative instruments	$—	$(40,855)	$—	$(40,855)	$—	$(28,688)	$—	$(28,688)
Total	$—	$(40,855)	$—	$(40,855)	$—	$(28,688)	$—	$(28,688)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

10.	Fair Value Measurements (Continued)

The following table summarizes the fair values of our financial assets and liabilities, including derivative financial instruments.

	September 30, 2015			December 31, 2014
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Loans held for investment, net	$12,837,892	$11,909,148	$928,744	$10,228,399	$9,509,786	$718,613
Cash and cash equivalents	1,281,797	1,281,797	—	2,359,780	2,359,780	—
Available-for-sale investments	190,944	190,944	—	168,934	168,934	—
Accrued interest receivable	634,423	634,423	—	469,697	469,697	—
Tax indemnification receivable	200,704	200,704	—	240,311	240,311	—
Derivative instruments	38,746	38,746	—	5,238	5,238	—
Total earning assets	$15,184,506	$14,255,762	$928,744	$13,472,359	$12,753,746	$718,613
Interest-bearing liabilities
Money-market and savings accounts	$5,102,323	$5,102,323	$—	$5,231,736	$5,231,736	$—
Certificates of deposit	5,487,525	5,508,556	21,031	5,313,645	5,308,818	(4,827)
Short-term borrowings	710,005	710,005	—	—	—	—
Long-term borrowings	583,314	593,687	10,373	—	—	—
Accrued interest payable	23,309	23,309	—	16,082	16,082	—
Derivative instruments	40,855	40,855	—	28,688	28,688	—
Total interest-bearing liabilities	$11,947,331	$11,978,735	$31,404	$10,590,151	$10,585,324	$(4,827)

Excess of net asset fair value over carrying value			$960,148			$713,786

Borrowings are accounted for at cost in the financial statements. The carrying value of short-term borrowings approximated fair value for disclosure purposes, due to the short-term nature of those borrowings. This is a level 1 valuation. The fair value of long-term borrowings is estimated using current market prices. This is a level 2 valuation. Please refer to “Note 15 - Fair Value Measurements” in our 2014 Form 10-K for a full discussion of the methods and assumptions used to estimate the fair value of each class of financial instruments.

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

Amended Loan Participation and Purchase Agreement
Prior to the Spin-Off, the Bank sold substantially all its Private Education Loans to several former affiliates, now subsidiaries of Navient (collectively, the “Purchasers”), pursuant to a Loan Participation and Purchase Agreement. This agreement predated the Spin-Off, but was significantly amended and reduced in scope in connection with the Spin-Off. Post-Spin-Off, the Bank retains only the right to require the Purchasers to purchase loans (at fair value) for which the borrower also has a separate lending relationship with Navient (“Split Loans”) when the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than 6 months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At September 30, 2015, we held approximately $96.1 million of Split Loans.

During the three months ended September 30, 2015, the Bank sold loans to the Purchasers in the amount of $6,552 in principal and $153 in accrued interest income. During the three months ended September 30, 2014, the Bank sold loans to the Purchasers in the amount of $28,871 in principal and $542 in accrued interest income.

During the nine months ended September 30, 2015, the Bank sold loans to the Purchasers in the amount of $21,109 in principal and $438 in accrued interest income. During the nine months ended September 30, 2014, the Bank sold loans to the Purchasers in the amount of $794,870 in principal and $26,339 in accrued interest income.

There was no gain as a result of the loans sold to the Purchasers in the three months ended September 30, 2015 and September 30, 2014. Total write-downs to fair value for loans sold with a fair value lower than par totaled $1,871 and $4,571 in the three months ended September 30, 2015 and 2014, respectively. There was no gain as a result of the loans sold in the nine months ended September 30, 2015. The gain resulting from loans sold was $35,848 in the nine months ended September 30, 2014. Total write-downs to fair value for loans sold with a fair value lower than par totaled $5,573 and $51,001 in the nine months ended September 30, 2015 and September 30, 2014, respectively. Navient is the servicer for all of these loans.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

12. Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking authorities. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition. Under the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets, Common Equity Tier I Capital to risk-weighted assets, and Tier I Capital to average assets, as defined by the regulation. The following amounts and ratios are based upon the Bank's assets.

			Well Capitalized Regulatory Requirements
	Amount	Ratio	Amount		Ratio
As of September 30, 2015:
Tier I Capital (to Average Assets)	$1,639,235	12.2%	$674,490	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,639,235	13.3%	$989,333	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,743,438	14.1%	$1,236,667	>	10.0%
Common Equity Tier I Capital (to Risk-Weighted Assets)	$1,639,235	13.3%	$803,833	>	6.5%
As of December 31, 2014:
Tier I Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk-Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%

Bank Dividends

The Bank is chartered under the laws of the State of Utah and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividends, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and nine months ended September 30, 2015 and September 30, 2014.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, unless otherwise noted)

13. Commitments, Contingencies and Guarantees

Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of origination but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2015, we had $1.7 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2015/2016 academic year.
Regulatory Matters
At the time of this filing, the Bank remains subject to the consent order (the “2014 FDIC Order”) relating to the settlement of previously disclosed regulatory matters with the FDIC. Specifically, on May 13, 2014, the Bank reached settlements with the FDIC and the Department of Justice (“DOJ”) regarding disclosures and assessments of certain late fees, as well as compliance with the Servicemembers’ Civil Relief Act (“SCRA”). The order issued by the DOJ (the “DOJ Order”) was approved by the U.S. District Court for the District of Delaware on September 29, 2014. Under the 2014 FDIC Order, the Bank agreed to pay $3.3 million in fines and oversee the refund of up to $30 million in late fees assessed on loans owned or originated by the Bank since its inception in November 2005.
As required by the 2014 FDIC Order and the DOJ Order, the Bank has now implemented new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these areas. In 2014, we engaged a third-party firm to conduct independent audits of certain key consumer protection processes and procedures, including our compliance management system. To date, we have received no high-risk findings. In 2015, the third-party firm is continuing to conduct additional independent audits over the remainder of those processes and procedures.
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

14. Subsequent Event

On October 21, 2015, we announced plans to sell approximately $750 million of Private Education Loans through a term ABS transaction to qualified institutional buyers. The transaction will remove the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We will continue to service the loans after they are transferred to the securitization trust. We expect to sell these loans at an approximate 8 percent premium and we expect to record a pre-tax gain of approximately $59 million on the sale, net of estimated closing adjustments and transaction costs. The transaction is expected to settle on or about October 27, 2015, and will be reflected in our fourth quarter 2015 results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is current as of October 21, 2015 (unless otherwise noted) and should be read in connection with SLM Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 (filed with the SEC on February 26, 2015) (the “2014 Form 10-K”), and subsequent reports filed with the Securities and Exchange Commission (the “SEC”). Definitions for capitalized terms in this report not defined herein can be found in the 2014 Form 10-K.

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

The Company reports financial results on a GAAP basis and also provides certain core earnings performance measures. The difference between the Company’s “Core Earnings” and GAAP results for the periods presented were the unrealized, mark-to-market gains/losses on derivative contracts (excluding current period accruals on the derivative instruments), net of tax. These are recognized in GAAP, but not in “Core Earnings” results. The Company provides “Core Earnings” measures because this is what management uses when making management decisions regarding the Company’s performance and the allocation of corporate resources. The Company’s “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. For additional information, see “Key Financial Measures” and “GAAP Consolidated Earnings Summary - 'Core Earnings' ” in this Form 10-Q for the quarter ended September 30, 2015 for a further discussion and a complete reconciliation between GAAP net income and “Core Earnings.”

Through this discussion and analysis, we intend to provide the reader with some narrative context for how our management views our consolidated financial statements, additional context within which to assess our operating results, and information on the quality and variability of our earnings, liquidity and cash flows.

Selected Financial Information and Ratios

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data and percentages)	2015	2014	2015	2014

Net income attributable to SLM Corporation common stock	$41	$78	$170	$166
Diluted earnings per common share attributable to SLM Corporation	$0.09	$0.18	$0.39	$0.38
Weighted average shares used to compute diluted earnings per share	433	432	433	432
Return on assets	1.3%	2.9%	1.9%	2.1%
Operating efficiency ratio(1)	59.1%	32.5%	46.8%	38.7%

Other Operating Statistics
Ending Private Education Loans, net	$10,766	$7,779	$10,766	$7,779
Ending FFELP Loans, net	1,143	1,316	1,143	1,316
Ending total education loans, net	$11,909	$9,095	$11,909	$9,095

Average education loans	$11,030	$8,748	$10,760	$8,769

(1) Our efficiency ratio is calculated as operating expense, excluding restructuring and other reorganization expenses, divided by net interest income (after provisions for loan losses) and other income.

Recent Development
On October 21, 2015, we announced plans to sell approximately $750 million of Private Education Loans through a term ABS transaction to qualified institutional buyers. The transaction will remove the principal balance of the loans backing the securitization trust from our balance sheet on the settlement date. We will continue to service the loans after they are transferred to the securitization trust. We expect to sell these loans at an approximate 8 percent premium and we expect to record a pre-tax gain of approximately $59 million on the sale, net of estimated closing adjustments and transaction costs. The transaction is expected to settle on or about October 27, 2015, and will be reflected in our fourth quarter 2015 results.
Overview
The following discussion and analysis presents a review of our business and operations as of and for the three and nine months ended September 30, 2015.

Key Financial Measures
Our operating results are primarily driven by net interest income from our Private Education Loan portfolio (which includes financing costs), provisions for loan losses, gains and losses on loan sales, and operating expenses. The growth of our business and the strength of our financial condition are primarily driven by our ability to achieve our annual Private Education Loan origination goals while sustaining credit quality and maintaining diversified, cost-efficient funding sources to support our originations. A brief summary of our key financial measures (net interest income; gains on sale of loans, net; allowance for loan losses; charge-offs and delinquencies; operating expenses; and “Core Earnings”) can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.
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
Prudently Grow Private Education Loan Assets and Revenues
We will continue to pursue managed growth in our Private Education Loan portfolio in 2015 by leveraging our Sallie Mae and Upromise brands and our relationship with more than two thousand colleges and universities. We recently expanded our campus-focused sales force to provide deeper support for universities in all regions of the United States and, as a result, we expect to be able to demonstrate increased 2015 originations through this effort. We are determined to maintain the average FICO scores and cosigner rates on our originations at levels similar to those at which we ended 2014. We will also increase our efforts to help our customers manage their borrowings and succeed in making their payments, which we expect will result in lower charge-offs and provisions for loan losses. Originations were 6 percent higher in the first nine months of 2015 compared with the year-ago period. The FICO scores and cosigner rates for originations in the nine months ended September 30, 2015 were 749 and 90 percent, unchanged from 749 and 90 percent in the nine months ended September 30, 2014, respectively.
Maintain Our Strong Capital Position
The Bank is required by its prudential regulators, the Utah Department of Financial Institutions (“UDFI”) and the FDIC, to comply with mandated capital ratios. We intend to maintain levels of capital at the Bank that significantly exceed those necessary to be considered “well capitalized” by the FDIC. For additional information, see “Liquidity and Capital Resources — Regulatory Capital” in this Form 10-Q for the quarter ended September 30, 2015, for a further discussion of regulatory capital requirements. The Company is a source of strength for the Bank and will provide additional capital as, and if, necessary to the Bank. As of September 30, 2015, the Bank had a Tier 1 leverage ratio of 12.2 percent, a common equity Tier 1 risk-based capital ratio of 13.3 percent, a Tier 1 risk-based capital ratio of 13.3 percent, and a total risk-based capital ratio of 14.1 percent, all exceeding the current regulatory guidelines for well capitalized institutions by a significant amount. We do not intend to initiate any share repurchase program to return capital to shareholders. We only expect to repurchase common stock acquired in connection with taxes withheld associated with award exercises and vesting under our employee stock-based compensation plans. Our Board of Directors will periodically reconsider these matters.
We have been active in the capital markets in 2015. We have sold Private Education Loans through securitization transactions and have used the ABS market to complement our deposit funding by raising term funding using our loan portfolio. On July 30, 2015, we executed our $714 million SMB Private Education Loan Trust 2015-B term ABS transaction, which was accounted for as an on-balance sheet secured financing. At September 30, 2015, $692 million of our Private Education Loans were encumbered as a result of this transaction.
Complete Necessary Steps to Permit the Bank to Independently Originate Private Education Loans
In June 2015, we implemented the final phase of the Bank's new loan origination platform and are currently processing all of our new loan originations through this platform. At the time of this filing, the Bank continues to rely on Navient for limited loan origination capabilities provided under a transition services agreement entered into with Navient in connection with the Spin-Off. The Bank, nonetheless, continues to have access under the transition services agreement to Navient originations applications through at least 2016.

Continue to Expand the Bank’s Capabilities and Enhance Risk Oversight and Internal Controls
During 2015, we have undertaken significant work to establish that all functions, policies and procedures transferred to the Bank in the Spin-Off are sufficient to meet applicable bank and consumer protection regulatory standards. We are designated as a “large bank,” and continue to work toward a risk and control capability that is suitable for a large institution and compliant with attendant regulatory expectations. For 2015, the following key initiatives remain to be completed or are underway:

•	In 2015, we will further enhance our internal controls over financial reporting through adoption of the COSO 2013 framework.

•
Over the course of 2015, progress has been realized on key programs, including the build-out of our Enterprise Risk Management (“ERM”) program and establishing the foundation for our 2016 Dodd-Frank Act Stress Testing (“DFAST”) submission. Additionally, during 2015, we have embedded a new enterprise-wide governance framework and launched a manager’s risk and control self-assessment methodology. For the balance of 2015, emphasis will be placed on the model risk management discipline in support of our 2016 DFAST report.

•
Continue to strengthen our Internal Audit function, which will provide the Bank with confidence in its overall control environment and ensure the sustainability of the strong risk culture. During the first nine months of 2015, the Internal Audit function implemented several new automated systems, added five additional professional staff, and significantly increased relevant certifications of its staff to enhance overall quality.  In 2015, the Bank also engaged an independent accounting firm to conduct an external quality assessment of the Internal Audit function, in accordance with industry standards, which recently concluded with a favorable opinion.

•
Continue to make changes and enhancements to our compliance management system and program and related consumer protection processes and procedures. Our redesigned SCRA processes and procedures have now received the approval of the DOJ. In 2014, we engaged a third-party firm to conduct independent audits of certain key consumer protection processes and procedures, including our compliance management system. To-date, we have received no high-risk findings. In 2015, the third-party firm will continue to conduct additional independent audits over the remainder of those processes and procedures.

Manage Operating Expenses While Improving Efficiency and Customer Experience
We will continue to measure our effectiveness in managing operating expenses by monitoring our efficiency ratio. Our efficiency ratio is calculated as operating expense, excluding restructuring and reorganization expenses, divided by net interest income (after provisions for loans losses) and other income. This ratio was 46.8 percent for the first nine months of 2015, compared to 38.7 percent for the first nine months of 2014. Gains on sales of loans, net, decreased $44 million as there were fewer sales in the first nine months of 2015. Operating expenses were $265 million for the nine months ended September 30, 2015, compared with $200 million in the year-ago period. These two factors account for the higher efficiency ratio through the first nine months of 2015.
We expect the annual efficiency ratio to decline steadily over the next several years as the number of loans we service grows to a level commensurate with our loan origination platform and we control the growth of our expense base. We intend for the Bank to retain servicing of all Private Education Loans we originate, regardless of whether we hold them in our portfolio or sell all or portions of these Private Education Loans through loan sales and ABS transactions.
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

GAAP Results of Operations
We present the results of operations below first on a consolidated basis in accordance with GAAP.

GAAP Statements of Income (Unaudited)

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In millions, except per share data)	2015	2014	$	%	2015	2014	$	%
Interest income:
Loans	$205	$164	$41	25%	$598	$487	$111	23%
Investments	3	3	—	—	8	6	2	33
Cash and cash equivalents	1	1	—	—	3	3	—	—
Total interest income	209	168	41	24	609	496	113	23
Total interest expense	34	24	10	42	94	68	26	38
Net interest income	175	144	31	22	515	428	87	20
Less: provisions for loan losses	27	15	12	80	60	55	5	9
Net interest income after provisions for loan losses	148	129	19	15	455	373	82	22
Noninterest income:
Gains on sales of loans, net	—	85	(85)	(100)	77	121	(44)	(36)
(Losses) gains on derivatives and hedging activities, net	(1)	5	(6)	(120)	4	(5)	9	(180)
Other income	11	6	5	83	30	29	1	3
Total noninterest income	10	96	(86)	(90)	111	145	(34)	(23)
Expenses:
Operating expenses	93	72	21	29	264	196	68	35
Acquired intangible asset amortization expense	—	1	(1)	(100)	1	4	(3)	(75)
Restructuring and other reorganization expenses	1	14	(13)	(93)	6	28	(22)	(79)
Total expenses	94	87	7	8	271	228	43	19

Income before income tax expense	64	138	(74)	(54)	295	290	5	2
Income tax expense	18	55	(37)	(67)	110	116	(6)	(5)
Net income	46	83	(37)	(45)	185	174	11	6
Preferred stock dividends	5	5	—	—	15	8	7	88
Net income attributable to SLM Corporation common stock	$41	$78	$(37)	(47)%	$170	$166	$4	2%

Basic earnings per common share attributable to SLM Corporation	$0.10	$0.18	$(0.08)	(44)%	$0.40	$0.39	$0.01	3%

Diluted earnings per common share attributable to SLM Corporation	$0.09	$0.18	$(0.09)	(50)%	$0.39	$0.38	$0.01	3%

 GAAP Consolidated Earnings Summary
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
For the three months ended September 30, 2015, net income was $46 million, or $.09 diluted earnings per common share, compared with net income of $83 million, or $.18 diluted earnings per common share, for the three months ended September 30, 2014. Net income was affected by an $85 million decrease in gains on sales of loans, a $7 million increase in total expenses and a $12 million increase in provisions for loan losses, which were offset by a $31 million increase in net interest income and a $37 million decrease in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the current quarter compared with the year-ago quarter are as follows:

•
Net interest income increased by $31 million in the quarter compared with the year-ago quarter primarily due to a $2.5 billion increase in average Private Education Loans outstanding and an 11 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 13 basis point increase in our cost of funds. Cost of funds increased primarily as a result the higher funding costs associated with the use of our ABCP funding facility and the issuance of $631 million in term ABS financing to third parties in July 2015 (which term ABS financing has a significantly longer average life and higher cost than deposit funding), as well as increased costs associated with interest rate swaps hedging our fixed-rate loan portfolio that were ineffective until August 2014 and not included in our cost of funds.

•
Provisions for loan losses increased $12 million compared with the year-ago quarter. This increase was primarily the result of an $841 million increase in loans in repayment and a $36 million increase in loans classified as TDRs for which we hold a life of loan allowance.

•
Gains on sales of loans, net, decreased $85 million as there were no loan sales in the third quarter of 2015. In the year-ago quarter, we recorded an $85 million gain from the sale of $1.2 billion of loans through loan sales and a securitization transaction with third parties.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net loss of $1 million in the third quarter 2015 compared with a net gain of $5 million in the year-ago quarter. The primary factors affecting the change were interest rates and whether the derivatives qualified for hedge accounting treatment. In third quarter 2015, fewer derivatives that were used to economically hedge risk qualified for hedge accounting treatment than in the year-ago quarter.

•
Other income increased $5 million in third quarter 2015 compared with the year-ago quarter because in third quarter 2014 we recorded a $3 million decrease in the tax indemnity receivable from Navient. Excluding that item, other income increased $2 million, primarily as a result of servicing revenue we earned related to loans sold in the latter half of 2014 and the first half of 2015 for which we retained servicing rights.

•
Third-quarter 2015 operating expenses (including acquired intangible asset amortization expense) were $93 million compared with $73 million in the year-ago quarter. The increase is primarily due to the higher costs of establishing a stand alone company, servicing of higher loan volumes and peak origination season processing costs. We also continue to make investments in our servicing platform to improve customer service, such as expanding weekend service hours and improving response times.

•
Third-quarter 2015 restructuring and other reorganization expenses were $1 million compared with $14 million in the year-ago quarter. The decrease is the result of the wind-down of our separation efforts related to the Spin-Off.

•
The effective income tax rate decreased to 28.2 percent in third-quarter 2015 from 39.8 percent in the year-ago quarter. The decrease was attributed to a release of reserves for uncertain tax positions and lower state tax rates as a result of the favorable outcome of several state tax matters.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
For the nine months ended September 30, 2015, net income was $185 million, or $.39 diluted earnings per common share, compared with net income of $174 million, or $.38 diluted earnings per common share, for the nine months ended September 30, 2014. Net income was affected by a $44 million decrease in gains on sales of loans, a $43 million increase in total expenses and a $5 million increase in provisions for loan losses, which were offset by an $87 million increase in net interest income and a $6 million decrease in income tax expense.
The primary contributors to each of the identified drivers of changes in net income for the first nine months of 2015 compared with the year-ago period are as follows:

•
Net interest income increased by $87 million in the first nine months of 2015 compared with the year-ago period primarily due to a $2.2 billion increase in average Private Education Loans outstanding and a 13 basis point increase in net interest margin. Net interest margin increased primarily as a result of an increase in the ratio of higher yielding Private Education Loans relative to our other interest earning assets, which more than offset a 17 basis point increase in our cost of funds. Cost of funds increased primarily as a result of the use of our ABCP funding facility and the issuance of $631 million in term ABS financing to third parties in July 2015 (which term ABS financing has a significantly longer average life and higher cost than deposit funding), as well as additional costs associated with interest rate swaps hedging our fixed-rate loan portfolio that were not in place in the first seven months of 2014.

•
Provisions for loan losses increased $5 million compared with the year-ago period. This increase was primarily the result of a $905 million increase in loans in repayment and a $159 million increase in loans classified as TDRs for which we hold a life of loan allowance, which was partially offset by a $301 million reduction in credit impaired loan sales and a $14 million benefit recorded in 2014 as a result of the change in our charge-off policy.

•	Gains on sales of loans, net, decreased $44 million, as there were fewer loan sales in the first nine months of 2015.

•
Gains (losses) on derivatives and hedging activities, net, resulted in a net gain of $4 million in the first nine months of 2015 compared with a net loss of $5 million in the year-ago period. The primary factors affecting the change were interest rates and whether the derivatives qualified for hedge accounting treatment. In the first nine months of 2015, more derivatives used to economically hedge risk qualified for hedge accounting treatment than in the year-ago period.

•
Operating expenses (including acquired intangible asset amortization expense) were $265 million compared with $200 million in the year-ago period. The increase is primarily due to the higher costs of establishing a stand alone company, servicing of higher loan volumes and peak origination season processing costs. We also continue to make investments in our servicing platform to improve customer service, such as expanding weekend service hours and improving response times.

•
Restructuring and other reorganization expenses were $6 million compared with $28 million in the year-ago period. The decrease is primarily the result of the wind-down of our separation efforts related to the Spin-Off.

•
The effective income tax rate decreased to 37.3 percent in the nine months ended September 30, 2015 from 39.9 percent in the year-ago period. The decrease was attributed to a release of reserves for uncertain tax positions and lower state tax rates as a result of the favorable outcome of several state tax matters.

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
“Core Earnings” recognizes the difference in accounting treatment for derivatives based upon whether the derivative qualifies for hedge accounting treatment and eliminates the earnings impact associated with hedge ineffectiveness and derivatives we use as an economic hedge but which do not qualify for hedge accounting treatment. We enter into derivatives instruments to economically hedge interest rate and cash flow risk associated with our portfolio. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. Those derivative instruments that qualify for hedge accounting treatment have their related cash flows recorded in interest income or interest expense along with the hedged item. Hedge ineffectiveness related to these derivatives is recorded in “(Losses) gains on derivatives and hedging activities, net.” Some of our derivatives do not qualify for hedge accounting treatment and the stand-alone derivative must be marked to fair value in the income statement with no consideration for the corresponding change in fair value of the hedged item. These gains and losses, recorded in “(Losses) gains on derivatives and hedging activities, net”, are primarily caused by interest rate volatility and changing credit spreads during the period as well as the volume and term of derivatives not receiving hedge accounting treatment. Cash flows on derivative instruments that do not qualify for hedge accounting treatment are not recorded in interest income and interest expense; they are recorded in non-interest income: “(Losses) gains on derivatives and hedging activities, net.”
The adjustments required to reconcile from our “Core Earnings” results to our GAAP results of operations, net of tax, relate to differing treatments for our use of derivatives instruments to hedge our economic risks that do not qualify for hedge accounting treatment or do qualify for hedge accounting treatment but result in ineffectiveness, net of tax. The amount recorded in “(Losses) gains on derivatives and hedging activities, net” includes the accrual of the current payment on the interest rate swaps that do not qualify for hedge accounting treatment as well as the change in fair values related to future expected cash flows for those derivatives and accounting hedges. For purposes of “Core Earnings,” we are including in GAAP earnings the current period accrual amounts (interest reclassification) on the swaps and exclude the remaining ineffectiveness. “Core Earnings” is meant to represent what earnings would have been had these derivatives qualified for hedge accounting and there was no ineffectiveness.
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
The following table shows the amount in “(Losses) gains on derivatives and hedging activities, net” that relates to the interest reclassification on the derivative contracts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014

Hedge ineffectiveness (losses) gains	$(2,116)	$935	$(1,471)	$1,186
Unrealized gains (losses) on instruments not in a hedging relationship	716	5,636	2,972	(2,870)
Interest reclassification	853	(1,170)	2,846	(3,137)
(Losses) gains on derivatives and hedging activities, net	$(547)	$5,401	$4,347	$(4,821)

The following table reflects adjustments associated with our derivative activities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014

“Core Earnings” adjustments to GAAP:

GAAP net income attributable to SLM Corporation	$45,724	$82,926	$184,439	$174,502
Preferred stock dividends	4,913	4,850	14,606	8,078
GAAP net income attributable to SLM Corporation common stock	$40,811	$78,076	$169,833	$166,424

Adjustments:
Net impact of derivative accounting(1)	1,400	(6,571)	(1,501)	1,684
Net tax effect(2)	(397)	2,528	560	(636)
Total “Core Earnings” adjustments to GAAP	1,003	(4,043)	(941)	1,048

“Core Earnings” attributable to SLM Corporation common stock	$41,814	$74,033	$168,892	$167,472

GAAP diluted earnings per common share	$0.09	$0.18	$0.39	$0.38
Derivative adjustments, net of tax	0.01	(0.01)	0.00	0.01
“Core Earnings” diluted earnings per common share	$0.10	$0.17	$0.39	$0.39
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Private Education Loans	$9,869,025	7.87%	$7,407,774	8.20%	$9,563,290	7.96%	$7,394,985	8.19%
FFELP Loans	1,161,288	3.27	1,339,748	3.23	1,196,491	3.22	1,373,945	3.25
Other investments	388,539	2.70	418,524	2.77	397,610	2.60	305,891	2.66
Cash and other short-term investments	1,567,539	0.25	1,723,668	0.27	1,396,408	0.25	1,607,913	0.26

Total interest-earning assets	12,986,391	6.38%	10,889,714	6.13%	12,553,799	6.48%	10,682,734	6.20%

Non-interest-earning assets	723,860		630,974		648,148		527,377

Total assets	$13,710,251		$11,520,688		$13,201,947		$11,210,111

Average Liabilities and Equity
Brokered deposits	$6,554,349	1.20%	$5,092,606	1.20%	$6,598,090	1.20%	$5,392,194	1.08%
Retail and other deposits	3,848,364	0.95	3,816,636	0.92	3,828,770	0.95	3,521,175	0.92
Other interest-bearing liabilities(1)	672,024	2.63	22,675	0.01	228,903	4.57	30,072	0.21
Total interest-bearing liabilities	11,074,737	1.20%	8,931,917	1.07%	10,655,763	1.18%	8,943,441	1.01%

Non-interest-bearing liabilities	660,067		811,369		628,542		730,987
Equity	1,975,447		1,777,402		1,917,642		1,535,683

Total liabilities and equity	$13,710,251		$11,520,688		$13,201,947		$11,210,111

Net interest margin		5.36%		5.25%		5.48%		5.35%

_________________

(1)
For the three and nine months ended September 30, 2015, includes the average balance of our secured borrowings and amortization expense of transaction costs related to our asset-backed commercial paper education loan funding facility.

The decline in the yield on the Private Education Loan portfolio for the three and nine month periods of 2015 compared with the prior year periods is primarily because of lower yields on new loan originations.

Rate/Volume Analysis - GAAP

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

(Dollars in thousands)	Increase (Decrease)	Change Due To(1)
		Rate	Volume
Three Months Ended September 30, 2015 vs. 2014
Interest income	$40,698	$7,207	$33,473
Interest expense	9,282	3,228	6,242
Net interest income	$31,416	$3,059	$28,261

Nine Months Ended September 30, 2015 vs. 2014
Interest income	$113,086	$23,163	$89,927
Interest expense	26,236	11,977	14,143
Net interest income	$86,850	$10,210	$76,500

_________________

(1)
Changes in income and expense due to both rate and volume have been allocated in proportion to the relationship of the absolute dollar amounts of the change in each. The changes in income and expense are calculated independently for each line in the table. The totals for the rate and volume columns are not the sum of the individual lines.

Summary of Our Education Loan Portfolio
Ending Education Loan Balances, net

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Total education loan portfolio:
In-school(1)	$2,898,443	$687	$2,899,130	$2,548,721	$1,185	$2,549,906
Grace, repayment and other(2)	7,941,818	1,142,908	9,084,726	5,762,655	1,263,622	7,026,277
Total, gross	10,840,261	1,143,595	11,983,856	8,311,376	1,264,807	9,576,183
Deferred origination costs and unamortized premium	26,283	3,212	29,495	13,845	3,600	17,445
Allowance for loan losses	(100,033)	(4,170)	(104,203)	(78,574)	(5,268)	(83,842)
Total education loan portfolio	$10,766,511	$1,142,637	$11,909,148	$8,246,647	$1,263,139	$9,509,786

% of total	90%	10%	100%	87%	13%	100%
____________
(1)  Loans for customers still attending school and who are not yet required to make payments on the loan.
(2)  Includes loans in deferment or forbearance.

Average Education Loan Balances (net of unamortized premium/discount)

(Dollars in thousands)	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Private Education Loans	$9,869,025	89%	$7,407,774	85%	$9,563,290	89%	$7,394,985	84%
FFELP Loans	1,161,288	11	1,339,748	15	1,196,491	11	1,373,945	16
Total portfolio	$11,030,313	100%	$8,747,522	100%	$10,759,781	100%	$8,768,930	100%

Education Loan Activity

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$9,245,259	$1,177,649	$10,422,908	$7,436,225	$1,357,746	$8,793,971
Acquisitions and originations	1,716,574	—	1,716,574	1,614,350	—	1,614,350
Capitalized interest and deferred origination cost premium amortization	42,866	9,194	52,060	33,034	10,699	43,733
Sales	(4,613)	—	(4,613)	(1,153,156)	—	(1,153,156)
Loan consolidation to third parties	(20,376)	(12,459)	(32,835)	(3,549)	(10,475)	(14,024)
Repayments and other	(213,199)	(31,747)	(244,946)	(147,482)	(42,019)	(189,501)
Ending balance	$10,766,511	$1,142,637	$11,909,148	$7,779,422	$1,315,951	$9,095,373

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$8,246,647	$1,263,139	$9,509,786	$6,506,642	$1,424,735	$7,931,377
Acquisitions and originations	3,786,946	—	3,786,946	3,528,277	7,470	3,535,747
Capitalized interest and deferred origination cost premium amortization	118,653	30,316	148,969	86,230	36,161	122,391
Sales	(713,220)	—	(713,220)	(1,866,202)	(7,654)	(1,873,856)
Loan consolidation to third parties	(41,858)	(34,263)	(76,121)	(13,069)	(28,563)	(41,632)
Repayments and other	(630,657)	(116,555)	(747,212)	(462,456)	(116,198)	(578,654)
Ending balance	$10,766,511	$1,142,637	$11,909,148	$7,779,422	$1,315,951	$9,095,373

Private Education Loan Originations
The following table summarizes our Private Education Loan originations.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in thousands)	2015	%	2014	%	2015	%	2014	%
Smart Option - interest only(1)	$425,903	25%	$400,923	25%	$933,029	25%	$860,421	24%
Smart Option - fixed pay(1)	545,089	32	501,551	31	1,164,326	31	1,087,931	31
Smart Option - deferred(1)	737,574	43	714,596	44	1,656,859	44	1,569,566	45
Smart Option - principal and interest	410	—	350	—	1,344	—	1,287	—
Total Private Education Loan originations	$1,708,976	100%	$1,617,420	100%	$3,755,558	100%	$3,519,205	100%
     _____________
(1) Interest only, fixed pay and deferred describe the payment option while in school or in grace period.

Allowance for Loan Losses

Education Loan Allowance for Loan Losses Activity

	Three Months Ended September 30,
	2015			2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$87,310	$4,556	$91,866	$54,315	$6,212	$60,527
Less:
Charge-offs	(14,121)	(529)	(14,650)	(4,378)	(761)	(5,139)
Loan sales	(1,871)	—	(1,871)	(4,571)	—	(4,571)
Plus:
Recoveries	1,361	—	1,361	—	—	—
Provision for loan losses	27,354	143	27,497	14,607	291	14,898
Ending balance	$100,033	$4,170	$104,203	$59,973	$5,742	$65,715

Troubled debt restructurings(1)	$231,286	$—	$231,286	$13,115	$—	$13,115

	Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Private Education Loans	FFELP Loans	Total Portfolio	Private Education Loans	FFELP Loans	Total Portfolio
Beginning balance	$78,574	$5,268	$83,842	$61,763	$6,318	$68,081
Less:
Charge-offs	(36,127)	(2,142)	(38,269)	(4,378)	(2,058)	(6,436)
Loan sales	(5,572)	—	(5,572)	(51,001)	—	(51,001)
Plus:
Recoveries	4,529	—	4,529	—	—	—
Provision for loan losses	58,629	1,044	59,673	53,589	1,482	55,071
Ending balance	$100,033	$4,170	$104,203	$59,973	$5,742	$65,715

Troubled debt restructurings(1)	$231,286	$—	$231,286	$13,115	$—	$13,115

_________

(1)	Represents the unpaid principal balance of loans classified as troubled debt restructurings.

Private Education Loan Allowance for Loan Losses
In establishing the allowance for Private Education Loan losses as of September 30, 2015, we considered several factors with respect to our Private Education Loan portfolio: in particular, credit quality, delinquency, forbearance and charge-off trends in connection with the portfolio.
Private Education Loan provision for loan losses in the quarter ending September 30, 2015 increased $12 million compared with the year-ago period, primarily due to an $841 million increase in loans in repayment, and a $36 million increase in loans classified as TDRs for which we hold a life of loan allowance. When loans are sold at a gain, we reverse the allowance for loan losses related to these loans by recording a negative provision. When we sell credit impaired loans at a loss, we write down the loan to fair value with the additional write-down recorded as charge-off.
In the nine months ended September 30, 2015, we had a $5 million increase in the Private Education Loan provision for loan losses compared to the year-ago period. This increase was primarily the result of a $905 million increase in loans in repayment and a $159 million increase in loans classified as TDRs for which we hold a life of loan allowance, which was partially offset by a $301 million reduction in credit impaired loan sales and a $14 million benefit recorded in 2014 as a result of the change in our charge-off policy. When we sell credit impaired loans at a loss, we write down the loan to fair value with the additional write-down recorded as charge-off. For the first four months of 2014, we did not have troubled debt restructurings, loans in forbearance or a significant amount of loans that were more than 90 days past due because we typically sold loans to an affiliate prior to any restructuring and when they became 90 days delinquent. As a result of this past practice, there were no charge-off or recoveries of defaulted loans prior to April 30, 2014.
Total loans delinquent (as a percentage of loans in repayment) have increased to 1.9 percent from 1.3 percent in the year-ago period. Loans in forbearance (as a percentage of loans in repayment and forbearance) have increased to 3.1 percent from 1.6 percent in the year-ago period. The increase in the delinquency rate and loans in forbearance was because for the first four months of 2014, the Bank typically sold loans to an entity that is now a subsidiary of Navient in the same month they went 90 days delinquent or when a forbearance was offered to a borrower. Post-Spin-Off, the Bank now retains these loans.
For a more detailed discussion of our policy for determining the collectibility of Private Education Loans and maintaining our allowance for Private Education Loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Allowance for Loan Losses” in our 2014 Form 10-K.
Our default aversion strategies are focused on the final stages of delinquency. Pre-Spin-Off, these final stages were from 150 days to 212 days delinquent. As a result of changing our corporate charge-off policy and greatly reducing the number of potentially delinquent loans we sell to Navient, the final stages of delinquency and our default aversion strategies now focus more on loans 30 to 120 days delinquent. This change has the effect of accelerating the recognition of losses due to the shorter charge-off period. In addition, we changed our loss confirmation period from two years to one year to reflect the shorter charge-off policy and our revised servicing practices. To date, we have not experienced an increase in losses as a result of the shortened charge-off period. A loss confirmation period represents the expected period between a loss event and when management considers the debt to be uncollectible, taking into consideration account management practices that affect the timing of a loss, such as the usage of forbearance.
In connection with the Spin-Off, the agreement under which the Bank previously made loan sales was amended so the Bank now only has the right to require Navient to purchase loans (at fair value) where (a) the borrower has a lending relationship with both the Bank and Navient (“Split Loans”) and (b) the Split Loans either (1) are more than 90 days past due; (2) have been restructured; (3) have been granted a hardship forbearance or more than six months of administrative forbearance; or (4) have a borrower or cosigner who has filed for bankruptcy. At September 30, 2015, we held approximately $96 million of Split Loans.
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

	Private Education Loans
	September 30,
	2015		2014
(Dollars in thousands)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,971,392		$3,178,495
Loans in forbearance(2)	211,641		75,782
Loans in repayment and percentage of each status:
Loans current	6,529,855	98.1%	4,515,313	98.7%
Loans delinquent 31-60 days(3)	79,794	1.2	44,082	1.0
Loans delinquent 61-90 days(3)	34,743	0.5	12,415	0.3
Loans delinquent greater than 90 days(3)	12,836	0.2	3,333	—
Total loans in repayment	6,657,228	100.0%	4,575,143	100.0%
Total loans, gross	10,840,261		7,829,420
Deferred origination costs	26,283		9,975
Total loans	10,866,544		7,839,395
Allowance for loan losses	(100,033)		(59,973)
Total Private Education Loans, net	$10,766,511		$7,779,422

Percentage of loans in repayment		61.4%		58.4%

Delinquencies as a percentage of loans in repayment		1.9%		1.3%

Loans in forbearance as a percentage of loans in repayment and forbearance		3.1%		1.6%
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

At September 30, 2015 and December 31, 2014, 26 percent and 28 percent, respectively, of our portfolio of Private Education Loans have entered full principal and interest repayment status after any applicable grace periods.

Allowance for Private Education Loan Losses
The following table summarizes changes in the allowance for Private Education Loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance at beginning of period	$87,310	$54,315	$78,574	$61,763
Provision for Private Education Loan losses	27,354	14,607	58,629	53,589

Charge-offs(1)	(14,121)	(4,378)	(36,127)	(4,378)
Recoveries	1,361	—	4,529	—
Net charge-offs	(12,760)	(4,378)	(31,598)	(4,378)
Loan sales(2)	(1,871)	(4,571)	(5,572)	(51,001)
Allowance at end of period	$100,033	$59,973	$100,033	$59,973

Allowance as a percentage of ending total loans	0.92%	0.77%	0.92%	0.77%
Allowance as a percentage of ending loans in repayment	1.50%	1.31%	1.50%	1.31%
Allowance coverage of net charge-offs (annualized)	1.96	3.42	2.37	10.27
Net charge-offs as a percentage of average loans in repayment (annualized)	0.83%	0.39%	0.72%	0.13%
Delinquencies as a percentage of loans in repayment	1.91%	1.31%	1.91%	1.31%
Loans in forbearance as a percentage of loans in repayment and forbearance	3.09%	1.63%	3.09%	1.63%
Percentage of loans with a cosigner	89.9%	89.8%	89.9%	89.8%
Average FICO at origination	749	750	749	749
Ending total loans(3)	$10,840,261	$7,829,420	$10,840,261	$7,829,420
Average loans in repayment	$6,118,678	$4,453,775	$5,848,345	$4,408,852
Ending loans in repayment	$6,657,228	$4,575,143	$6,657,228	$4,575,143
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

As part of concluding on the adequacy of the allowance for loan losses, we review key allowance and loan metrics. The most significant of these metrics considered are the allowance coverage of charge-offs ratio; the allowance as a percentage of total loans and of loans in repayment; and delinquency and forbearance percentages. The allowance as a percentage of ending total loans and ending loans in repayment increased at September 30, 2015 compared with September 30, 2014 because of an increase in the relative size of the loan portfolio, an increase in our TDRs (for which we hold a life of loan allowance) and an increase in the percentage of loans in full principal and interest repayment.
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
Prior to the Spin-Off, the Bank sold Private Education Loans that were delinquent more than 90 days or were granted a hardship forbearance to an entity that is now a subsidiary of Navient. As such, the Bank did not hold many loans in forbearance. Because of this past business practice, we do not yet have meaningful comparative historic forbearance data with respect to our Private Education Loan portfolio. Subsequent to the Spin-Off, however, we began using forbearance as part of our loss mitigation efforts. Nonetheless, the historic default experience on loans put into forbearance that Navient (pre-Spin-Off SLM) experienced prior to the Spin-Off is still considered in the determination of our allowance for loan losses.
The tables below show the composition and status of the Private Education Loan portfolio aged by number of months in active repayment status (months for which a scheduled monthly payment was due). Active repayment status includes loans making interest only and fixed payments as well as loans that have entered full principal and interest repayment status. Our experience shows the percentage of loans in forbearance status decreases the longer the loans have been in active repayment status. At September 30, 2015, loans in forbearance status as a percentage of loans in repayment and forbearance were 3.1 percent for loans that have been in active repayment status for fewer than 25 months. Approximately 77 percent of our Private Education Loans in forbearance status have been in active repayment status fewer than 25 months.

(Dollars in millions) September 30, 2015	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,971	$3,971
Loans in forbearance	129	35	24	15	9	—	212
Loans in repayment - current	3,374	1,669	832	388	265	—	6,528
Loans in repayment - delinquent 31-60 days	44	16	10	6	5	—	81
Loans in repayment - delinquent 61-90 days	20	7	4	2	2	—	35
Loans in repayment - delinquent greater than 90 days	7	2	2	1	1	—	13
Total	$3,574	$1,729	$872	$412	$282	$3,971	10,840
Deferred origination costs							27
Allowance for loan losses							(100)
Total Private Education Loans, net							$10,767

Loans in forbearance as a percentage of loans in repayment and forbearance	3.61%	2.02%	2.75%	3.64%	3.19%	—%	3.09%

(Dollars in millions) September 30, 2014	Monthly Scheduled Payments Due					Not Yet in Repayment	Total
	0 to 12	13 to 24	25 to 36	37 to 48	More than 48
Loans in-school/grace/deferment	$—	$—	$—	$—	$—	$3,178	$3,178
Loans in forbearance	47	15	8	5	1	—	76
Loans in repayment - current	2,597	1,060	503	298	57	—	4,515
Loans in repayment - delinquent 31-60 days	29	7	4	4	—	—	44
Loans in repayment - delinquent 61-90 days	9	2	1	1	—	—	13
Loans in repayment - delinquent greater than 90 days	2	1	—	—	—	—	3
Total	$2,684	$1,085	$516	$308	$58	$3,178	7,829
Unamortized discount							10
Allowance for loan losses							(60)
Total Private Education Loans, net							$7,779

Loans in forbearance as a percentage of loans in repayment and forbearance	1.75%	1.38%	1.55%	1.62%	1.72%	—%	1.63%

Private Education Loan Repayment Options
The following table provides information regarding the repayment balance by loan type at September 30, 2015.

(Dollars in thousands)	Signature and Other	Smart Option	Career Training	Total
$ in repayment	$142,401	$6,498,913	$15,914	$6,657,228
$ in total	$300,283	$10,523,660	$16,318	$10,840,261

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

	Accrued Interest Receivable
(Dollars in thousands)	Total Interest Receivable	Greater Than 90 Days Past Due	Allowance for Uncollectible Interest
September 30, 2015	$606,218	$489	$2,979
December 31, 2014	$445,710	$443	$3,517
September 30, 2014	$430,299	$142	$3,250

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
Sources of Liquidity and Available Capacity
Ending Balances

(Dollars in thousands)	September 30, 2015	December 31, 2014
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$18,700	$7,677
Sallie Mae Bank(1)	1,263,097	2,352,103
Available-for-sale investments	190,944	168,934
Total unrestricted cash and liquid investments	$1,472,741	$2,528,714
____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Average Balances

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Sources of primary liquidity:
Unrestricted cash and liquid investments:
Holding Company and other non-bank subsidiaries	$20,088	$12,216	$16,336	$8,410
Sallie Mae Bank(1)	1,537,203	1,805,101	1,347,228	1,656,915
Available-for-sale investments	172,566	151,646	170,870	127,999
Total unrestricted cash and liquid investments	$1,729,857	$1,968,963	$1,534,434	$1,793,324
      ____
(1) This amount will be used primarily to originate Private Education Loans at the Bank.

Deposits

The following table summarizes total deposits.

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Deposits - interest bearing	$10,610,592	$10,539,953
Deposits - non interest bearing	287	602
Total deposits	$10,610,879	$10,540,555

Interest Bearing
Interest bearing deposits as of September 30, 2015 and December 31, 2014 consisted of retail non-maturity savings and money market deposits, brokered and retail certificates of deposit, and brokered money market deposits. These deposit products are serviced by third party providers. Placement fees associated with the brokered certificates of deposit are amortized into interest expense using the effective interest rate method.
Interest bearing deposits at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Amount	Qtr.-End Weighted Average Stated Rate(1)	Amount	Year-End Weighted Average Stated Rate(1)

Money market	$4,436,095	1.18%	$4,527,448	1.15%
Savings	665,941	0.82	703,687	0.81
Certificates of deposit	5,508,556	0.99	5,308,818	1.00
Deposits - interest bearing	$10,610,592		$10,539,953
____________
(1) Includes the effect of interest rate swaps in effective hedge relationships.

 As of September 30, 2015 and December 31, 2014, there were $195 million and $254 million, respectively, of deposits exceeding FDIC insurance limits. Accrued interest on deposits was $23 million and $16 million at September 30, 2015 and December 31, 2014, respectively.

Non Interest Bearing

Non interest bearing deposits were $0.3 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively. For both periods, these were comprised of money market accounts related to our Employee Stock Purchase Plan account.
Commitments
When we approve a Private Education Loan at the beginning of an academic year, that approval may cover the borrowing for the entire academic year. As such, we do not always disburse the full amount of the loan at the time of origination but instead have a commitment to fund a portion of the loan at a later date (usually at the start of the second semester or subsequent trimesters). At September 30, 2015, we had $1.7 billion of outstanding contractual loan commitments which we expect to fund during the remainder of the 2015/2016 academic year.

Borrowings

Outstanding borrowings consist of secured borrowings executed through our term ABS program and our ABCP funding facility. The issuing entities for those secured borrowings are VIEs and are consolidated for accounting purposes. The following table summarizes our secured borrowings at September 30, 2015. We did not have outstanding secured borrowings at December 31, 2014.

	September 30, 2015
	Short-Term	Long-Term	Total
Secured borrowings:
Private Education Loan term securitization	$—	$593,687	$593,687
ABCP borrowings	710,005	—	710,005
Total	$710,005	$593,687	$1,303,692

2015 Financing Transactions

On July 30, 2015, we executed our $714 million SMB Private Education Loan Trust 2015-B term ABS transaction, which was accounted for as an on-balance sheet secured financing. We retained a 5 percent or $33 million interest in the Class A and B notes, a 100 percent or $50 million interest in the Class C notes and 100 percent of the residual certificates issued in the securitization. $631 million of notes from the securitization were sold to third parties, raising $623 million of gross proceeds. The Class A and B notes had a weighted average life of 4.8 years and priced at a weighted average LIBOR equivalent cost of 1 month LIBOR plus 1.53 percent. At September 30, 2015, $692 million of our Private Education Loans were encumbered as a result of this transaction.

On December 19, 2014, we closed on a $750 million ABCP Private Education Loan funding facility. Pursuant to FDIC safe harbor guidelines, we retained a 5 percent or $37.5 million ownership interest in the ABCP facility, resulting in $712.5 million of funds being available for us to draw under the facility. We incur financing costs under the ABCP facility of approximately 0.40 percent on unused borrowing capacity and approximately 3 month LIBOR plus 0.80 percent on outstandings under the facility. At September 30, 2015, $710 million had been drawn and remained outstanding under the facility, net of our 5 percent retention. At September 30, 2015, $902 million of our Private Education Loans were encumbered as a result of this transaction.
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
Related to derivative transactions, protection against counterparty risk is generally provided by ISDA CSAs or clearinghouses for OTC derivatives. CSAs require a counterparty to post collateral if a potential default would expose the other party to a loss. All derivative contracts entered into by the Bank are covered under such agreements and require collateral to be exchanged based on the net fair value of derivatives with each counterparty. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held or plus any collateral posted.

Title VII of the Dodd-Frank Act requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. As of September 30, 2015, $4.0 billion notional of our derivative contracts were cleared on the Chicago Mercantile Exchange and the London Clearing House. All derivative contracts cleared through an exchange require collateral to be exchanged based on the fair value of the derivative. Our exposure is limited to the value of the derivative contracts in a gain position less any collateral held or plus any collateral posted.
We have liquidity exposure related to collateral movements between us and our derivative counterparties. Movements in the value of the derivatives, which are primarily affected by changes in interest rates, may require us to return cash collateral held or may require us to access primary liquidity to post collateral to counterparties.
The table below highlights exposure related to our derivative counterparties as of September 30, 2015.

(Dollars in thousands)	SLM Corporation and Sallie Mae Bank Contracts
Exposure, net of collateral	$48,920
Percent of exposure to counterparties with credit ratings below S&P AA- or Moody’s Aa3	50%
Percent of exposure to counterparties with credit ratings below S&P A- or Moody’s A3	—%

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
“Well capitalized” regulatory requirements are the quantitative measures established by regulation to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I Capital to risk-weighted assets, Common Equity Tier I Capital to risk-weighted assets, and Tier I Capital to average assets, as defined by the regulation. The following amounts and ratios are based upon the Bank's assets.

	Actuals		Well Capitalized Regulatory Requirements
(Dollars in thousands)	Amount	Ratio	Amount		Ratio
As of September 30, 2015:
Tier I Capital (to Average Assets)	$1,639,235	12.2%	$674,490	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,639,235	13.3%	$989,333	>	8.0%
Total Capital (to Risk-Weighted Assets)	$1,743,438	14.1%	$1,236,667	>	10.0%
Common Equity Tier I Capital (to Risk-Weighted Assets)	$1,639,235	13.3%	$803,833	>	6.5%
As of December 31, 2014:
Tier I Capital (to Average Assets)	$1,413,988	11.5%	$614,709	>	5.0%
Tier I Capital (to Risk-Weighted Assets)	$1,413,988	15.0%	$565,148	>	6.0%
Total Capital (to Risk-Weighted Assets)	$1,497,830	15.9%	$941,913	>	10.0%

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
As of September 30, 2015, the Bank had a Tier 1 leverage ratio of 12.2 percent, a common equity Tier 1 risk-based capital ratio of 13.3 percent, a Tier 1 risk-based capital ratio of 13.3 percent, and a total risk-based capital ratio of 14.1 percent, exceeding the current guidelines by a significant amount. Our ratios would also exceed the future guidelines if we calculated them today based on the new definitions of capital and risk-weighted assets.
Dividends
The Bank is chartered under the laws of the State of Utah and its deposits are insured by the FDIC. The Bank’s ability to pay dividends is subject to the laws of Utah and the regulations of the FDIC. Generally, under Utah’s industrial bank laws and regulations as well as FDIC regulations, the Bank may pay dividends from its net profits without regulatory approval if, following the payment of the dividend, the Bank’s capital and surplus would not be impaired. The Bank paid no dividends for the three and nine months ended September 30, 2015 and September 30, 2014.
Borrowed Funds
The Bank maintains discretionary uncommitted Federal Funds lines of credit with various correspondent banks, which totaled $100 million at September 30, 2015. The interest rate charged to the Bank on these lines of credit is priced at Fed Funds plus a spread at the time of borrowing, and is payable daily. The Bank did not utilize these lines of credit in the three and nine months ended September 30, 2015 and September 30, 2014.
The Bank established an account at the FRB to meet eligibility requirements for access to the Primary Credit borrowing facility at the FRB’s Window. The Primary Credit borrowing facility is a lending program available to depository institutions that are in generally sound financial condition. All borrowings at the Window must be fully collateralized. We can pledge asset-backed and mortgage-backed securities, as well as FFELP consolidation and Private Education Loans to the FRB as collateral for borrowings at the Window. Generally, collateral value is assigned based on the estimated fair value of the pledged assets. At September 30, 2015 and December 31, 2014, the value of our pledged collateral at the FRB totaled $1.5 billion and $1.4 billion, respectively. The interest rate charged to us is the discount rate set by the FRB. We did not utilize this facility in the three and nine months ended September 30, 2015 and September 30, 2014.

 Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. A discussion of our critical accounting policies, which include allowance for loan losses, fair value measurement, transfers of financial assets and the VIE consolidation model and derivative accounting, can be found in our 2014 Form 10-K. There were no significant changes to these critical accounting policies during the third quarter of 2015.

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
A number of potential interest rate scenarios are simulated using our asset liability management system. The Bank is the primary source of interest rate risk within the Company. The majority of the Bank’s assets are priced off of 1-month LIBOR. Therefore, 1-month LIBOR is considered a core rate in our interest rate risk analysis with many interest rate changes correlated to this rate for analytic purposes. In addition, each rate is modeled with a floor, which indicates how low each specific rate is likely to move in practice. Rates are adjusted up or down via a set of scenarios that includes both shocks and ramps. Shocks represent an immediate and sustained change in the market rate associated with each asset or liability, effective upon its next repricing date. Ramps represent a linear increase in the market interest rates applicable to each asset or liability over the course of 12 months, which take effect at the next repricing date.
The following tables summarize the potential effect on earnings over the next 24 months and the potential effect on fair values of balance sheet assets and liabilities at September 30, 2015 and September 30, 2014, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points. The EVE sensitivity is applied only to financial assets and liabilities, including hedging instruments that existed at the balance sheet date, and does not take into account new assets, liabilities or hedging instruments that may arise in the future.

	September 30,
	2015		2014
	+300 Basis Points	+100 Basis Points	+300 Basis Points	+100 Basis Points

EAR - Shock	+5.6%	+1.8%	+12.0%	+3.8%
EAR - Ramp	+4.6%	+1.4%	+9.3%	+2.7%
EVE	-1.2%	-0.9%	-1.5%	-1.2%

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
In the preceding tables, the interest rate sensitivity analysis reflects the heavy balance sheet mix of fully variable LIBOR-based loans, which exceeds the mix of fully variable funding. The mix of fully variable funding includes brokered CDs that have been converted to LIBOR through derivative transactions. The analysis does not anticipate that retail MMDA or retail savings balances, while relatively sensitive to interest rate changes, will reprice to the full extent of interest rate shocks or ramps. Partially offsetting this asset sensitive position, is (i) the impact of FFELP loans, which receive floor income in low interest rate environments, and will therefore not reprice fully with interest rate shocks and (ii) the impact of a portion of our fixed-rate loans that have not been fully match-funded through derivative transactions. Based on the assumptions used in this analysis, the overall asset-sensitive position will generally cause net interest income to increase when interest rates rise over the near-term horizon. The long-term perspective offered by the EVE analysis indicates a fairly balanced position with modest sensitivity over the life of existing interest sensitive assets and liabilities.
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

Asset and Liability Funding Gap
The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2015. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “Gains (losses) on derivatives and hedging activities, net” line on the consolidated statements of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. (Note that all fixed-rate assets and liabilities are aggregated into one line item, which does not capture the differences in time due to maturity.)

(Dollars in billions) Index	Frequency of Variable Resets	Assets	Funding (1)	Funding Gap
3-month Treasury bill	weekly	$0.2	$—	$0.2
3-month LIBOR	quarterly	—	0.7	(0.7)
1-month LIBOR	monthly	8.8	5.5	3.3
1-month LIBOR	daily	1.0	—	1.0
Non-Discrete reset(2)	daily/weekly	1.3	2.5	(1.2)
Fixed Rate(3)		3.2	5.8	(2.6)
Total		$14.5	$14.5	$—
          ______________________

(1)	Funding (by index) includes all derivatives that qualify as hedges.

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
The “Funding Gap” in the above table shows primarily mismatches in the 1-month LIBOR assets with fixed-rate and Non-Discrete funding. We consider the risk to be moderate since the funding in the Non-Discrete bucket is our liquid retail portfolio, which we have significant flexibility to reprice at any time. The funding in the fixed bucket includes $2.0 billion of equity and $0.6 billion of non-interest bearing liabilities.
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
Weighted Average Life

The following table reflects the weighted average lives of our earning assets and liabilities at September 30, 2015.

Weighted
Average
(Averages in Years)	Life
Earning assets
Education loans	6.28
Cash and investments	0.75
Total earning assets	5.65

Deposits
Short-term deposits	0.05
Long-term deposits	2.54
Total deposits	0.87

Borrowings
Short-term borrowings	0.22
Long-term borrowings	4.98
Total borrowings	2.41

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As required by the 2014 FDIC Order and the DOJ Order, the Bank has now implemented new SCRA policies, procedures and training, has updated billing statement disclosures, and is taking additional steps to ensure its third-party service providers are also fully compliant in these areas. In 2014, we engaged a third-party firm to conduct independent audits of certain key consumer protection processes and procedures, including our compliance management system. To date, we have received no high-risk findings. In 2015, the third-party firm is continuing to conduct additional independent audits over the remainder of those processes and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information relating to our purchase of shares of our common stock in the three months ended September 30, 2015.

(In thousands, except per share data)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs(2)
Period:
July 1 - July 31, 2015	20	$9.79	—	—
August 1 - August 31, 2015	109	$8.77	—	—
September 1 - September 30, 2015	7	$7.88	—	—
Total third-quarter 2015	136	$8.88	—
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
The closing price of our common stock on the NASDAQ Global Select Market on September 30, 2015 was $7.40.

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
Date: October 21, 2015